Form 10-Q
period 2004-09-30
MANNKIND CORP
filed 2004-11-15
CIK 899460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of November 10, 2004, there were 32,805,809 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION
Form 10-Q
For the Quarterly Period Ended September 30, 2004

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103,871	$54,120
Marketable securities	5,000	1,825
State research and development credit exchange receivable	1,500	—
Prepaid expenses and other current assets	2,046	1,859

Total current assets	112,417	57,804
PROPERTY, PLANT AND EQUIPMENT – net	66,223	67,323
STATE RESEARCH AND DEVELOPMENT CREDIT EXCHANGE RECEIVABLE – net of current portion	2,526	—
RESTRICTED CASH	581	559
OTHER ASSETS	50	190

TOTAL	$181,797	$125,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,429	$1,926
Accrued expenses and other current liabilities	6,382	4,015
Payable to stockholder	—	1,406
Deferred compensation	1,373	1,360

Total current liabilities	9,184	8,707
DEFERRED COMPENSATION – net of current portion	—	284
OTHER LIABILITIES	58	120

Total liabilities	9,242	9,111

COMMITMENTS AND CONTINGENCIES
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.01 par value—267,213 shares authorized; no shares issued and outstanding at September 30, 2004; 267,212, issued and outstanding at December 31 2003	—	5,188

STOCKHOLDERS’ EQUITY:
Series B convertible preferred stock, $0.01 par value—192,618 shares authorized; no shares issued and outstanding at September 30, 2004; 192,618 shares issued and outstanding at December 31, 2003	—	15,000
Series C convertible preferred stock issuable - $.01 par value; 980,393 shares authorized; no shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	—	50,000
Series C convertible preferred stock subscriptions receivable	—	(18,153)
Undesignated preferred stock, $0.01 par value—10,000,000 shares authorized at September 30, 2004	—	—
Common stock, $0.01 par value—90,000,000 shares authorized; 32,722,476 and 19,974,727 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	327	200
Additional paid-in capital	595,531	433,141
Note receivable from stockholders	(1,490)	(1,412)
Note receivable from officers	—	(228)
Deficit accumulated during the development stage	(421,813)	(366,971)

Total stockholders’ equity	172,555	111,577

TOTAL	$181,797	$125,876

MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands except per share data)

					Cumulative period
					from
	Three Months Ended		Nine Months Ended		February 14, 1991
					(date of inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2004	2003	2004	2003	2004
Revenue	$—	$—	$—	$—	$2,858

Operating expenses:
Research and development	11,695	10,764	38,805	31,648	182,452
General and administrative	8,808	3,261	16,648	15,971	74,105
In-process research and development costs					19,726
Goodwill impairment					151,428

Total operating expenses	20,503	14,025	55,453	47,619	427,711

Loss from operations	(20,503)	(14,025)	(55,453)	(47,619)	(424,853)
Interest income	275	104	496	307	5,074
Other income (expense)	40	29	115	(2)	(2,020)

Loss before provision for income taxes	(20,188)	(13,892)	(54,842)	(47,314)	(421,799)
Income tax provision	—	—	—	—	(14)

Net loss	(20,188)	(13,892)	(54,842)	(47,314)	(421,813)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	(19,210)	(143)	(19,822)	(1,017)	(22,260)
Accretion on redeemable preferred stock	—	(65)	(60)	(188)	(952)

Net loss applicable to common stockholders	$(39,398)	$(14,100)	$(74,724)	$(48,519)	$(445,025)

Net loss per share:
Basic and diluted	$(1.40)	$(0.72)	$(3.29)	$(2.70)

Shares used to compute basic and diluted net loss per share:
Basic and diluted	28,051	19,697	22,687	17,986

The accompanying notes are an integral part of these consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

			Cumulative
			period from
			February 14,
			1991 (date of
	Nine months ended September 30,		inception) to
			September 30,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,842)	$(47,314)	$(421,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,370	5,713	21,437
In-process research and development	—	—	19,726
Stock-based compensation expense	9,381	3,316	26,070
Discount on stockholder notes below market rate	—	—	241
Non-cash compensation to officers	—	70	70
Stock issued for services		—	747
Loss on sale and abandonment/disposal of property and equipment	365	761	3,188
Accrued interest expense on notes payable to stockholders	—	—	1,538
Accrued interest on notes	(78)	(79)	(718)
Goodwill impairment	—	—	151,428
Loss on available-for-sale securities, net	94	31	237
Changes in assets and liabilities:
State research and development credit exchange receivable	(4,026)	—	(4,026)
Prepaid expenses and other current assets	(187)	(306)	(2,046)
Restricted cash	(22)	(559)	(581)
Other assets	140	4	(50)
Accounts payable	(497)	(1,668)	1,429
Accrued expenses and other current liabilities	2,367	624	6,382
Other liabilities	(62)	(153)	58
Payment of deferred compensation	(271)	(220)	1,373

Net cash used in operating activities	(42,268)	(39,780)	(195,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(4,999)	(18,167)	(126,114)
Sales of marketable securities	1,730	27,429	120,877
Purchase of property and equipment	(4,632)	(4,234)	(90,937)
Proceeds from sale of property and equipment	—	73	92

Net cash provided by (used in) investing activities	(7,901)	5,101	(96,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(1,028)	(1,028)
Issuance of common stock for cash	83,173	50,000	319,013

			Cumulative
			period from
			February 14,
			1991 (date of
	Nine months ended September 30,		inception) to
			September 30,
	2004	2003	2004
Cash received for common stock to be issued	—	—	3,900
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivables	—	—	1,742
Principal payments on notes payable	—	—	(1,667)
Payable to stockholder	(1,406)	—	—
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Borrowings on notes payable	—	—	3,460
Collection of Series C convertible preferred stock subscriptions receivable	18,153	—	50,000

Net cash provided by financing activities	99,920	48,972	395,263

NET INCREASE IN CASH AND CASH EQUIVALENTS	49,751	14,293	103,871
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	54,120	19,917	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$103,871	$34,210	$103,871

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$—	$—	$14

Interest paid in cash	—	—	75

Issuance of common stock upon conversion of notes payable	—	—	3,331

Issuance of common stock for notes receivable	—	—	2,758

Increase in additional paid-in capital resulting from merger	—	—	171,154

Put option redemption by stockholder	—	—	1,921

Accretion on redeemable convertible preferred stock	(60)	(188)	(952)

Issuance of put option by stockholder			(2,949)

Notes receivable by stockholder to officers	(225)	225	—

Issuance of Series C convertible preferred stock subscriptions			50,000

Issuance of Series A redeemable convertible preferred stock			4,296

Conversion of Series A redeemable convertible preferred stock	(5,188)		(5,188)

Conversion of Series B convertible preferred stock	(15,000)		(15,000)

Conversion of Series C convertible preferred stock	(50,000)		(50,000)

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

     In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2004 may not be indicative of the results that may be expected for the full year.

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

     The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. Since its inception through September 30, 2004 the Company has reported accumulated net losses of $421.8 million which include a goodwill impairment charge of $151.4 million, and negative cash flow from operations of $195.3 million.

2. Initial public offering

     On August 2, 2004, the Company completed an initial public offering of its common stock at a price to the public of $14.00 per share. The Company sold 6,250,000 shares of common stock in the offering resulting in gross proceeds of $87.5 million. In connection with the offering, the Company paid $6.1 million in underwriting discounts and commissions to underwriters and incurred $2.2 million in other offering expenses. After deducting the underwriting discounts and commissions and other offering expenses, the Company received net proceeds from the offering of approximately $79.2 million. The Company had granted the underwriters a 30-day option to purchase up to an additional 937,500 shares of common stock from the Company to cover over-allotments, if any. This option was exercised for 307,100 shares on August 28, 2004 and closing occurred on September 1, 2004 with net proceeds to the Company of $4.0 million. Additionally, in connection with the initial public offering, all of the outstanding shares of the Company’s preferred stock were converted into shares of its common stock. Accordingly, the automatic conversion of preferred stock on August 2, 2004 into common stock is reflected in the accompanying unaudited consolidated financial statements. A summary of the terms of the offering can be found in the Prospectus.

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

     Stock options granted during the nine months ended September 30, 2004 are as follows:

			Weighted
			Average
	Number	Exercise	Exercise
	of	Price	Price Per
	Shares	Per Share	Share
For the three months ended:
March 31, 2004	74,333	$7.95 - $ 9.18	$8.61
June 30, 2004	—	— —	—
September 30, 2004	1,786,591	$13.05 - $14.15	$13.77

     There were no stock options granted during the three months ended June 30, 2004.

     Pursuant to the 2004 Non-Employee Directors’ Stock Option Plan which became effective upon the closing of the initial public offering on August 2, 2004, stock option grants to purchase 180,000 shares of common stock were awarded to non-employee directors at an exercise price of $14.15 per share. These options vest in three equal annual installments.

     On August 2, 2004, the Company’s Board of Directors approved stock option grants to certain employees in recognition of their performance and tenure. These stock option grants were to purchase 915,091 shares of common stock at an exercise price of $14.00 and vest annually over four years. Additionally, on August 2, 2004, the Company’s Board of Directors approved new hire stock option grants to purchase 224,000 shares of common stock at an exercise price of $14.00 which vest annually over four years. On August 19, 2004, the Company’s Board of Directors approved stock option grants to executive management to purchase 467,500 shares of common stock at an exercise price of $13.05 per share. These options vest annually over four years.

     If the Company had determined compensation cost for grants issued during the current and prior periods based on the fair-value approach in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” pro forma net loss and net loss per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net loss applicable to common stockholders - as reported	$(39,398)	$(14,100)	$(74,724)	$(48,519)
Add: Stock-based compensation expense included in reported net loss	7,004	165	9,381	3,316
Deduct: Stock-based compensation expense determined under fair value method	(2,677)	(1,650)	(6,783)	(5,911)

Net loss applicable to common stockholders - pro forma	$(35,071)	$(15,585)	$(72,126)	$(51,114)

Net loss per common share (basic and diluted):
As reported	$(1.40)	$(.72)	$(3.29)	$(2.70)
Pro forma	$(1.25)	$(.79)	$(3.18)	$(2.84)

4. Net loss per common share

     Basic and diluted net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, because the effects of potentially dilutive securities are antidilutive for all periods presented. Antidilutive securities, which consist of redeemable convertible preferred stock, convertible preferred stock, stock options and warrants that are not included in the diluted net loss per share calculation, consisted of an aggregate of 4,038,091 shares and 3,826,959 shares as of September 30, 2004 and 2003, respectively.

5. State research and development credit exchange receivable

     The State of Connecticut provides certain companies with the opportunity to exchange certain research and development tax credit carryforwards for cash in exchange for foregoing the carryforward of the research and development credits. The program provides for an exchange of research and development tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. The Company has recorded an offset to R&D expenses of $5.5 million through the nine months ended September 30, 2004 related to this research and development credit exchange program. Of this amount, approximately $1.5 million consisted of cash received during the third quarter of 2004.

6. Property and equipment

     Property and equipment at cost consist of the following:

	As of:
	September 30,	December 31,
(in thousands)	2004	2003
Land	$5,273	$5,273
Buildings	9,566	9,566
Building improvements	36,688	36,296
Machinery and equipment	17,646	16,530
Computer equipment and software	3,126	3,048
Furniture, fixtures and office equipment	2,353	2,234
Leasehold improvements	627	627
Construction in progress	2,945	789
Deposits on equipment	5,911	5,656

	84,135	80,019
Less accumulated depreciation and amortization	(17,912)	(12,696)

Property and equipment, net	$66,223	$67,323

7. Stockholders’ equity

     On April 30, 2004, the Company filed a registration statement on Form S-1 with the SEC for an initial public offering of its common stock. Upon the closing of the Company’s initial public offering, which occurred on August 2, 2004, all 267,212 shares of the Company’s Series A redeemable convertible preferred stock, all 192,618 shares of the Company’s Series B convertible preferred stock and all 980,392 shares of the Company’s Series C convertible preferred stock outstanding as of August 2, 2004, were converted into an aggregate of 6,166,372 shares of common stock. These conversions were based upon the conversion ratios then applicable for each series of preferred stock. Stockholders’ equity at September 30, 2004 reflects the conversions which occurred upon the closing of the Company’s initial public offering.

     In March 2004, the Company’s board of directors approved the 2004 Equity Incentive Plan, the 2004 Employee Stock Purchase Plan and the 2004 Non-Employee Directors’ Stock Option Plan, each of which became effective upon the closing of the Company’s initial public offering. The aggregate number of shares of common stock which may be issued under the 2004 Equity Incentive Plan and the 2004 Non-Employee Directors’ Stock Option Plan is 5,000,000 shares and 800,000 shares, respectively. The aggregate number of shares which may be sold under the 2004 Employee Stock Purchase Plan is 2,000,000 shares of common stock.

     Upon the closing of the Company’s initial public offering, the Company’s authorized capital stock consisted of 90,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized.

8. Recently issued accounting pronouncements

     In December 2002, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based compensation. The Company has adopted the disclosure requirements of this statement. In March 2004, the FASB issued a proposed SFAS - “Share-based Payment: an Amendment of FASB Statements No. 123 and 95.” The proposed statement would require companies to expense share-based payments to employees, including stock options, based on the fair value of the award at the grant date. The proposed statement also would eliminate the intrinsic value method of accounting for stock options permitted by APB No. 25, “Accounting for Stock Issued to Employees,” which the Company currently follows. At the FASB meeting held on October 13, 2004, the FASB decided to defer, for public companies, the effective date of its proposed SFAS, “Share-based Payment: an Amendment of FASB Statements No. 123 and 95", from fiscal years beginning after December 15, 2004, to periods beginning after June 15, 2005. The earliest that the Company would be required to implement the proposed standard would be the quarter that begins July 1, 2005. The Company will continue to monitor the actions of the FASB and assess the impact, if any, on its consolidated financial statements.

     In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. In September 2004, the FASB issued a proposed Staff Position (“FSP”) EITF Issue No. 03-1a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1”. The proposed FSP will provide measurement and recognition guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads. The FSP has delayed the effective date until such time that they issue the final standard. Management has not determined what impact the adoption of the measurement and recognition guidance in EITF Issue No. 03-1 will have on our financial statements.

9. Commitments and contingencies

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

     Additionally, the Company may be involved in various legal proceedings and other matters. In accordance with SFAS No. 5, Accounting for Contingencies, the Company would make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

10. Subsequent event

     During the year ended December 31, 2000, the Company issued an aggregate 699,972 shares of common stock to three consultants in exchange for notes receivable aggregating approximately $10,891,000. The notes are collateralized by the underlying common stock, bear interest at fixed rates, and are payable in October 2005. The notes-for-stock transactions are being accounted for as in-substance stock option grants to non-employees. On November 10, 2004, the borrowers notified the Company that they believed that they had entered into an agreement in October 2001 with the Company’s principal stockholder under which the stockholder would purchase from the borrowers some of the common stock, with the proceeds to be paid to the Company to pay down the notes. The borrowers indicated they intend to be held harmless from any alleged damages arising from any failure of the agreement to be performed. The Company has concluded that the matter does not have any financial statement impact as of September 30, 2004. The Company believes that the ultimate resolution of this matter will not have a material impact on the Company’s financial position or results of operations.

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

OVERVIEW

We are a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases including diabetes, cancer, inflammatory and autoimmune diseases. Our lead product, the Technosphere® Insulin System, currently is in late Phase 2 clinical trials for the treatment of diabetes. This therapy consists of a proprietary dry powder Technosphere® formulation of insulin that is inhaled into the deep lung using our MedTone™ inhaler. We believe that our proprietary Technosphere® Insulin System’s performance characteristics, unique kinetics, convenience and ease of use may have the potential to change the current diabetes treatment paradigm.

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

From our inception in 1991 through September 30, 2004, we have incurred a cumulative net loss of $421.8 million which includes a goodwill impairment charge of $151.4 million. We do not anticipate receiving revenues from the sales of any product prior to regulatory approval and commercialization of our Technosphere Insulin System. We expect to make substantial expenditures and to incur additional operating losses for at least the next several years as we:

• continue the clinical development and commercialization of our Technosphere Insulin System for the treatment of diabetes;

• expand our proprietary Technosphere formulation technology and develop additional applications for the delivery of other drugs;

• expand our other research, discovery and development programs focused on the development of therapies for cancer, inflammation and autoimmune disorders;

• expand our manufacturing operations and quality systems to meet our currently anticipated commercial production needs as we advance the Technosphere Insulin System through Phase 3 clinical trials and into commercialization; and

• enter into sales and marketing collaborations with other companies, if available on commercially reasonable terms, or develop these capabilities ourselves.

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

Prior to our initial public offering, we funded our operations primarily through private placements of equity securities. In 2003, we raised $100.0 million through private placements of our equity securities, comprised of 3,493,194 shares of common stock sold at a weighted average price of $14.31 per share and 980,392 shares of Series C convertible preferred stock that were subscribed for in 2003 at a price of $51.00 per preferred share. Of the $50.0 million of Series C convertible preferred stock subscribed for in 2003, $31.8 million, representing the purchase price for 624,449 shares of Series C convertible preferred stock, was received in 2003. The remaining $18.2 million, representing the purchase price of the remaining 355,943 shares of Series C convertible preferred stock, was received in the first quarter of 2004. All of the shares of our Series C convertible preferred stock were issued in the first quarter of 2004.

On August 2, 2004, we closed our initial public offering at a price to the public of $14.00 per share. We sold 6,250,000 shares of our common stock in the offering and the aggregate price of the offering registered on our behalf was $87.5 million. We granted the underwriters a 30-day option to purchase up to an additional 937,500 shares of common stock to cover over-allotments, if any. This option was exercised for 307,100 shares on August 28, 2004 and closing occurred on September 1, 2004 with net proceeds to us of approximately $4.0 million. In connection with the initial public offering, we paid $6.1 million in underwriting discounts and commissions to underwriters and incurred $2.2 million in other offering expenses. After deducting the underwriting discounts and commissions and other offering expenses, we received net proceeds from the initial public offering, including the over-allotment, of approximately $83.2 million. These proceeds and the conversion of our preferred stock to common stock in connection with our initial public offering are reflected in the accompanying consolidated financial statements as of September 30, 2004.

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development expenses consist mainly of costs associated with the clinical trials of our product candidates, the salaries, benefits and stock-based compensation of research and development personnel, laboratory supplies and materials, facility costs, costs for consultants and related contract research, licensing fees, and depreciation of laboratory equipment. We track research and development costs by the type of cost incurred. We offset research and development expenses for the recognition of amounts receivable from the State of Connecticut pursuant to a program under which we can exchange qualified research and development tax credits for cash.

Our research and development staff conducts our internal research and development activities, which include research, product development, clinical development and manufacturing and related activities. This staff is located at our facilities in Valencia, California, Elmsford, New York and Danbury, Connecticut. We expense research and development costs as we incur them.

At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our product candidates other than the Technosphere Insulin System, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization. The costs required to complete the development of our Technosphere Insulin System will be largely dependent on the results of our current Phase 2 trials, discussions with the U.S. Food and Drug Administration (the “FDA”) on their requirements, the length of our clinical trials and the cost and efficiency of our manufacturing process. However, we expect our research and development costs to increase as we continue to develop new applications for our proprietary therapeutics and drug-delivery technologies, refine our manufacturing processes and move our other product candidates through preclinical and clinical trials.

Clinical development timelines, likelihood of success and total costs vary widely. We are currently focused primarily on advancing the Technosphere Insulin System through continuing Phase 2 and into and through 3 clinical trials. We plan to commercialize our lead product as a treatment for diabetes. Based on the results of preclinical studies, we also plan to develop additional applications of our Technosphere technology. Additionally, we anticipate that we will continue to determine which research and development projects to pursue and how much funding to direct to each project on an ongoing basis in response to the scientific and clinical success of each product candidate. We cannot be certain when any revenues from the commercialization of our products will commence.

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

Accrued expenses

As part of the process of preparing consolidated financial statements we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of services performed and the associated cost incurred for these services as of each balance sheet date in our consolidated financial statements. Examples of estimated expenses for which we accrue include contract service fees such as amounts paid to clinical monitors, data management organizations and investigators in conjunction with clinical trials and fees paid to contract manufacturers in conjunction with the production of clinical materials, as well as professional service fees, such as lawyers and accountants fees. In connection with these service fees, our estimates are primarily affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by our service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we underestimate or overestimate the level of services performed or the costs of such services, our reported expenses for a period would be too low or too high, respectively. The date on which certain services commence, the level of services performed on or before a given date and the cost of the services are often judgmental. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

Clinical trial expenses

Our clinical trial accrual process seeks to account for expenses resulting from our obligations under contract with vendors, consultants, and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in uneven payment flows. Our objective is to reflect the appropriate trial expenses in our financial statements by matching period expenses with period services and efforts expended. We account for these expenses according to the progress of the trial as measured by patient enrollment and the timing of various aspects of the trial. We determine accrual estimates through discussions with internal clinical personnel and outside service providers as to the progress or state of completion of trials, or the services completed. Service provider status is then compared to the contractual obligated fee to be paid for such services. During the course of a clinical trial, we adjust our rate of clinical expense recognition if actual results differ from our estimates.

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

The measurement date for stock-based compensation, if any, in connection with an employee stock option is generally the option grant date. However, modifying option terms subsequent to the grant date can result in a remeasurement of stock option compensation on the modification date and subsequently under certain circumstances. On October 7, 2003, our board of directors approved a repricing program for certain outstanding options to purchase shares of our common stock granted under each of our stock plans. Under the repricing program, each holder of outstanding options granted under the stock plans who was an employee of ours on November 5, 2003 could elect to exchange up to all of his or her outstanding options that had an exercise price greater than $7.95 for repriced stock options with an exercise price of $7.95 per share and a term of four years. The option repricing became effective on November 5, 2003. Each replacement option vests 50% in November 2004 and the remaining 50% vests monthly until fully vested in November 2005. Employees who voluntarily resign in the 12-month period beginning November 5, 2003 will forfeit their repriced options. Employees who are involuntarily terminated in the 12-month period beginning November 5, 2003 will vest 50% upon termination and forfeit the remaining portions of their options. Compensation cost for all options repriced under the repricing program will be remeasured on a quarterly basis until the options expire or are exercised or canceled. Stock options issued to consultants are accounted for in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Under SFAS No. 123, stock-based compensation for stock options granted to non-employees is equal to the fair value of the stock options rather than the intrinsic value under APB No. 25. We determine the fair value of options granted to non-employees using the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected volatility of our stock price. Stock-based compensation related to options granted to consultants is generally remeasured periodically as the underlying options vest.

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

Accounting for income taxes

We must make significant management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of September 30, 2004, we recorded a full valuation allowance against our gross deferred tax assets due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

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

Results of Operations

Three Months Ended September 30, 2004 and 2003

Revenues

No revenues were recorded for the three months ended September 30, 2004 or 2003. We do not anticipate receiving revenues from the sales of any product prior to regulatory approval and commercialization of our Technosphere Insulin System.

Research and Development Expense

Research and development expenses increased by $0.9 million to $11.7 million for the three months ended September 30, 2004 compared to $10.8 million for the three months ended September 30, 2003, an increase of 8.3%. The increase was primarily due to ongoing expenditures in 2004 related to our Technosphere Insulin System. Continuation of preclinical and clinical studies in 2004 increased research expenditures by $4.7 million, which also resulted in increased manufacturing costs of $1.5 million to supply clinical trial materials and our continued validation of our manufacturing system. Additionally, research and development expenses increased by $0.2 million related to our development of therapies for the treatment of solid-tumor cancers. Offsetting the total increase in research and development expenses of $6.4 million is the recognition of an estimated $5.5 million receivable from the State of Connecticut pursuant to a program under which we can exchange qualified research and development tax credits for cash. Approximately $1.5 million of the $5.5 million recognized consisted of cash received during the third quarter of 2004. We anticipate that our research and development expenses will increase significantly with the continuation of existing, and initiation of new, clinical trials and the resulting manufacturing costs associated with producing materials for these clinical trials. Additionally, we continue to advance our efforts in developing additional applications for our proprietary Technosphere formulation technology and developing therapies for the treatment of solid-tumor cancers.

General and Administrative Expense

General and administrative expenses increased by $5.5 million to $8.8 million for the three months ended September 30, 2004 compared to $3.3 million for the three months ended September 30, 2003, an increase of 167%. The increase was primarily due to non-cash stock-based compensation expense of $5.0 million in 2004 recognized primarily from the repricing of employee stock options, which was approved by our board of directors in October 2003, as compared to $0.1 million in non-cash stock-based compensation expense recognized in 2003. Additionally, various general and administrative expenses, such as recruiting, marketing and facilities expense, increased $0.6 million due to increased administrative support of the Company’s growing workforce which numbered 196 employees as of September 30, 2003 and increased to 256 employees as of September 30, 2004.

Interest Income

Interest income increased by $171,000 to $275,000 for the three months ended September 30, 2004 compared to $104,000 for the three months ended September 30, 2003, an increase of 164.4%. The increase was primarily due to higher levels of cash equivalents and marketable securities available for investment during 2004 compared to 2003.

Other Income (Expense)

Other income of $40,000 and $29,000 for the three months ended September 30, 2004 and 2003, respectively, relates primarily to dividend income from available-for-sale securities.

Deemed Dividend

Deemed dividend of $19.2 million and $0.1 million for the three months ended September 30, 2004 and 2003, respectively, represents the beneficial conversion charge to common stockholders related to the downward adjustment of the Series B and C preferred stock conversion price. No further deemed dividend will be recognized as all outstanding preferred stock automatically converted into common stock at the close of the initial public offering in the third quarter of 2004.

Nine Months Ended September 30, 2004 and 2003

Revenues

No revenues were recorded for the nine months ended September 30, 2004 or 2003.

Research and Development Expense

Research and development expenses increased by $7.2 million to $38.8 million for the nine months ended September 30, 2004 compared to $31.6 million for the nine months ended September 30, 2003, an increase of 22.8%. The increase was primarily due to ongoing expenditures in 2004 related to our Technosphere Insulin System. Initiation of preclinical and clinical studies in 2004 increased research expenditures by $7.5 million, which also resulted in increased manufacturing costs of $5.8 million to supply clinical trial materials and our continued validation of our manufacturing system. The increased costs were offset by a decrease of $0.6 million in research and development costs resulting from the termination of AlleCure product development programs and the redesign of CTL product development programs initiated in the first quarter of 2003. Additionally, offsetting the total increase in research and development expenses is an estimated $5.5 million receivable from the State of Connecticut pursuant to a program under which we can exchange qualified research and development tax credits for cash. Approximately $1.5 million of the $5.5 million recognized consisted of cash received during the third quarter of 2004.

General and Administrative Expense

General and administrative expenses increased by $0.6 million to $16.6 million for the nine months ended September 30, 2004 compared to $16.0 million for the nine months ended September 30, 2003, an increase of 3.8%. The increase was primarily due to the non-cash stock-based compensation expense of $6.6 million in 2004 recognized primarily from the repricing of employee stock options, which was approved by our board of directors in October 2003, as compared to $2.7 million in non-cash stock-based compensation expense recognized in 2003, an increase of $3.9 million. The increased costs were offset by a decrease of $3.2 million in transition and severance expenses resulting from the consolidation in 2003 of California operations into our Valencia, California facility and reduction of our California workforce.

Interest Income

Interest income increased by $189,000 to $496,000 for the nine months ended September 30, 2004 compared to $307,000 for the nine months ended September 30, 2003, an increase of 61.6%. The increase was primarily due to higher levels of cash and marketable securities available for investment during 2004 compared to 2003.

Other Income (Expense)

Other income of $115,000 for the nine months ended September 30, 2004 relates primarily to dividend income from available-for-sale securities. Other expense of $2,000 for the nine months ended September 30, 2003 represents investment income of $31,000 offset by rental income of $33,000 that was fully reserved due to non-payment by the lessee.

Deemed Dividend

Deemed dividend of $19.8 million and $1.0 million for the nine months ended September 30, 2004 and 2003, respectively, represents the beneficial conversion charge to common stockholders related to the downward adjustment of the Series B and C preferred stock conversion price. No further deemed dividend will be recognized as all outstanding preferred stock automatically converted into common stock at the close of the initial public offering in the third quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our initial public offering, we have historically funded our operations primarily through the private placement of equity securities with our majority stockholder and his affiliated entities, who have invested approximately $228.5 million of the approximately $328.5 million that we have raised prior to the closing of our initial public offering on August 2, 2004. In 2003, we raised $100.0 million through private placements of our equity securities, comprising 3,493,194 shares of common stock sold at a weighted average price of $14.31 per share, and 980,392 shares of Series C convertible preferred stock that were subscribed for in 2003 at a price of $51.00 per preferred share. Of the $50.0 million of Series C convertible preferred stock subscribed for in 2003, $31.8 million, representing the purchase price of 624,449 shares of Series C convertible preferred stock, was received in 2003 and $18.2 million, representing the purchase price of the remaining 355,943 shares of Series C convertible preferred stock, was received in the first quarter of 2004. All of the shares of our Series C convertible preferred stock were issued in the first quarter of 2004.

On August 2, 2004, we closed our initial public offering at a price to the public of $14.00 per share. We sold 6,250,000 shares of our common stock in the offering for a gross offering price of $87.5 million. We granted the underwriters a 30-day option to purchase up to an additional 937,500 shares of common stock to cover over-allotments, if any. This option was exercised for 307,100 shares on August 28, 2004 and closing occurred on September 1, 2004 with net proceeds to us of approximately $4.0 million. In connection with the initial public offering, we paid $6.4 million in underwriting discounts and commissions to underwriters and incurred $2.2 million in other offering expenses. After deducting the underwriting discounts and commissions and other offering expenses, we received net proceeds from the initial public offering, including the over-allotment, of approximately $83.2 million. These proceeds and the conversion of our preferred stock to common stock are reflected in the accompanying consolidated financial statements as of September 30, 2004.

During the nine months ended September 30, 2004, operating activities used $42.3 million of cash. Net cash used by operating activities during this period resulted primarily from a net loss of $54.8 million, which included non-cash stock-based compensation of $9.4 million and depreciation of $5.4 million. We expect our negative operating cash flow to continue for several years.

During the nine months ended September 30, 2004, investing activities used $7.9 million of cash. This use of cash was solely for purchases of equipment of $4.6 million and marketable securities of $3.3 million. Our efforts with respect to our Technosphere Insulin System include expansion of our manufacturing operations and quality systems. Accordingly, we expect to make significant purchases of equipment in the foreseeable future.

During the nine months ended September 30, 2004, financing activities provided $99.9 million in cash primarily from the initial public offering and the collection of $18.2 million in preferred stock subscriptions receivable in the first quarter of 2004, offset by $1.4 million returned to a stockholder due to the oversubscribed sale of our Series C convertible preferred stock.

As of September 30, 2004, we had $108.9 million in cash, cash equivalents and marketable securities. We will require substantial funding to develop therapeutic products and conduct clinical trials for these products. Based upon our current expectations, we believe our cash, cash equivalents and marketable securities at September 30, 2004 will enable us to continue planned operations through the second quarter of 2005.

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

If we achieve a strategic business collaboration with a pharmaceutical or biotechnology company, we would expect, as part of the transaction, to raise additional capital and share a portion of the costs associated with the development, manufacture and commercialization of our Technosphere Insulin product candidate. In addition, we will in the future pursue the sale of equity and/or debt securities, or the establishment of other funding facilities. Issuances of debt or additional equity could impact the rights of our existing stockholders, dilute the ownership percentages of our existing stockholders and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets, including our Technosphere technology platform. There can be no assurance, however, that any strategic collaboration, sale of securities or sale or license of assets will be available to us on a timely basis or on acceptable terms, if at all. If we are unable to raise additional capital, we may be required to enter into agreements with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such agreements may not be on terms as commercially favorable to us.

However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. If planned operating results are not achieved or we are not successful in raising additional equity financing, management believes that planned expenditures could be reduced substantially; thereby extending the time period over which our currently available capital resources will be adequate to fund our operations. We may also be required to reduce expenses through the delay, reduction or curtailment of our projects, including our Technosphere Insulin System development activities, or further reduction of costs for facilities and administration to extend the time period over which our currently available capital resources will be adequate to fund our operations.

Contractual Obligations

     Our contractual obligations consist of operating leases, purchase obligations, capital lease commitments and deferred compensation. Some of our current and former employees elected to defer part or all of their compensation from 1991 through 1998, resulting in total deferred compensation of $1.4 million at September 30, 2004. The amounts due for deferred compensation are non-interest-bearing with no repayment terms. Our other obligations are included in the table below.

At September 30, 2004, our total capital lease commitments were not material. Future payments under our operating lease obligations and open purchase commitments consist of the following at September 30, 2004 (in thousands):

	Payments due in
					After
Contractual obligations	Total	2004	2005	2006	2006
Open purchase order commitments (1)	$12,067	$3,876	$6,764	$1,427	—
Operating lease obligations	561	155	364	42	—

Total contractual obligations	$12,628	$4,031	$7,128	$1,469	—

(1)	The amounts included in open purchase order commitments are subject to performance under the purchase order by the supplier of the goods or services and do not become our obligation until such performance is rendered. The amount shown is principally for the purchase of materials for our clinical trials and the acquisition of manufacturing equipment.

Recently Issued Accounting Pronouncements

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. We have adopted the disclosure requirements of this statement. In March 2004, the FASB issued a proposed SFAS — “Share-based Payment: an Amendment of FASB Statements No. 123 and 95.” The proposed standard would require companies to expense share-based payments to employees, including stock options, based on the fair value of the award at the grant date. The proposed statement would eliminate the intrinsic value method of accounting for stock options permitted by APB No. 25, “Accounting for Stock Issued to Employees,” which we currently follow. At the FASB meeting held on October 13, 2004, the FASB decided to defer, for public companies, the effective date of its proposed SFAS, “Share-based Payment: an Amendment of FASB Statements No. 123 and 95", from fiscal years beginning after December 15, 2004, to periods beginning after June 15, 2005. The earliest that we would be required to implement the proposed standard would be our quarter beginning July 1, 2005. We will continue to monitor the actions of the FASB and assess the impact, if any, on our consolidated financial statements.

     In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. In September 2004, the FASB issued a proposed Staff Position (“FSP”) EITF Issue No. 03-1a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1”. The proposed FSP will provide measurement and recognition guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads. The FSP has delayed the effective date until such time that they issue the final standard. Management has not determined what impact the adoption of the measurement and recognition guidance in EITF Issue No. 03-1 will have on our financial statements.

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

We have never been profitable, and, as of September 30, 2004, we had an accumulated deficit of $421.8 million and a net loss of $54.8 million for the nine months ended September 30, 2004 and $65.9 million for the year ended December 31, 2003. The accumulated deficit has resulted principally from the write-off of goodwill, costs incurred in our research and development programs and general operating expenses. We expect to make substantial expenditures and to incur additional operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates. This accumulated deficit may increase significantly as we expand development and clinical trial efforts. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Our ability to achieve and sustain profitability depends upon obtaining regulatory approvals for and successfully commercializing our Technosphere Insulin System, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates, and we may not receive them. We may not be profitable even if we succeed in commercializing any of our product candidates. As a result, we cannot be sure when we will become profitable, if at all.

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

Based upon our current expectations, we believe that our existing capital resources, including the proceeds from our initial public offering, will enable us to continue planned operations through the second quarter of 2005, even if we do not enter into a collaborative agreement. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Accordingly, we expect that we will need to raise additional capital, either through a strategic business collaboration, the sale of equity and/or debt securities or the establishment of other funding facilities, in order to continue the development and commercialization of our Technosphere Insulin System and other product candidates and to support our other ongoing activities. The amount of additional funds we need will depend on a number of factors, including:

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

We have expended significant time, money and effort in the development of our lead product candidate, the Technosphere Insulin System, which has not yet received regulatory approval and which may never be commercialized. Before we can market and sell our Technosphere Insulin System, we will need to advance our Technosphere Insulin System to Phase 3 clinical trials and demonstrate in these trials that our Technosphere Insulin System is safe and effective. We currently anticipate conducting several pivotal Phase 3 clinical trials as well as several special population studies involving, in total, several thousand patients, which will require the expenditure of additional time and resources. We must also receive the necessary approvals from the FDA and similar foreign regulatory agencies before this product can be marketed in the United States or elsewhere. Even if we were to receive regulatory approval, we ultimately may be unable to gain market acceptance of our Technosphere Insulin System for a variety of reasons, including the treatment and dosage regimen, potential adverse effects, the availability of alternative treatments and cost effectiveness. If we fail to commercialize our Technosphere Insulin System, our business, financial condition and results of operations will be materially and adversely affected.

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

If we are not able to enter into a collaboration on terms that are favorable to us for our products, we could be required to undertake and fund product development, clinical trials, manufacturing and marketing activities solely at our own expense. For example, we are currently seeking to enter into a collaboration with respect to our Technosphere Insulin System. If we are not able to enter into a collaboration prior to the commencement of Phase 3 clinical trials, upon successful completion of our Phase 2 clinical trials we intend to fund the initial Phase 3 clinical trials ourselves from the proceeds of the initial public offering. We previously estimated the cost of a self-funded Phase 3 program to be $70 to $80 million over the next 24 to 30 months. We currently expect that the cost and timeline of such a program would exceed these previous estimates. Failure to enter into a collaboration with respect to our Technosphere Insulin System following initial Phase 3 clinical trials or for any other product candidate would substantially increase our requirements for capital, which might not be available on favorable terms, or at all. Alternatively, we would have to substantially reduce our development efforts, which would delay or otherwise impede the commercialization of our product candidates.

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

We will need to add a significant number of new personnel, broaden our areas of expertise, and expand our manufacturing capabilities in order to successfully implement our commercialization strategy for our Technosphere Insulin System. Over the next two years, we estimate that we will need to recruit a significant number of new employees, principally in the clinical development and manufacturing production areas. Organizational growth and expansion of operations could strain our existing managerial, operational, financial and other resources.

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

We initially are focusing on the development of the Technosphere Insulin System for the treatment of diabetes, and we face intense competition in this area. Pfizer, Inc. and Sanofi-Aventis, in collaboration with Nektar Therapeutics, have been conducting Phase 3 clinical trials for the Exubera product and in March 2004 filed a submission seeking regulatory approval in Europe. Novo Nordisk A.S., in collaboration with Aradigm Corporation, has a pulmonary insulin product in development. Eli Lilly and Company, in collaboration with Alkermes, Inc., is conducting clinical trials for a pulmonary insulin product. In addition, a number of established pharmaceutical companies are developing proprietary technologies or have entered into arrangements with, or acquired, companies with technologies for the treatment of diabetes. We also face substantial competition for the development of our other product candidates.

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

When we purchased the facilities located in Danbury, Connecticut, there was a soil cleanup plan in process. As part of the purchase, we obtained an indemnification from the seller related to the remediation of the soil for all known environmental conditions that existed at the time the seller acquired the property. The seller is, in turn, indemnified for these known environmental conditions by the previous owner. Although the land is zoned for industrial use, we are seeking that the seller remediate the soil to meet residential use standards. We estimate the cost to complete the soil cleanup plan is $4.75 to $5.75 million over the next 18 to 24 months. We also received an indemnification from the seller for environmental conditions created during its ownership of the property and for environmental problems unknown at the time that the seller acquired the property. These latter indemnities are limited to the purchase price that we paid for the Danbury facilities. In the event that any cleanup costs are imposed on us and we are unable to collect the full amount of these costs and expenses from the seller or the party responsible for the contamination, we may be required to pay these costs and our business and results of operations may be harmed.

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

Clinical testing can be costly and take many years, and the outcome is uncertain and susceptible to varying interpretations. We expect, based on our interactions with the FDA and on our understanding of the interactions between the FDA and other pharmaceutical companies developing pulmonary insulin delivery systems, that we will need safety data covering at least two years from patients treated with our Technosphere Insulin System and that we must conduct a two-year carcinogenicity study of Technosphere Insulin in rodents. We cannot be certain when or under what conditions we will undertake further clinical trials, including a Phase 3 program for our Technosphere Insulin System. The clinical trials of our product candidates may not be completed on schedule, and the FDA or foreign regulatory agencies may order us to stop or modify our research or these agencies may not ultimately approve any of our product candidates for commercial sale. The data collected from our clinical trials may not be sufficient to support regulatory approval of our various product candidates, including our Technosphere Insulin System. Even if we believe the data collected from our clinical trials are sufficient, the FDA has substantial discretion in the approval process and may disagree with our interpretation of the data. Our failure to adequately demonstrate the safety and efficacy of any of our product candidates would delay or prevent regulatory approval of our product candidates, which could prevent us from achieving profitability.

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

At present, there are a number of clinical trials being conducted by other pharmaceutical companies involving insulin delivery systems. The announcement of adverse results from these clinical trials, particularly trials involving the pulmonary delivery of insulin, as well as the FDA’s response to these clinical trials, could negatively impact the timing of our clinical trials, our ability to obtain regulatory approval or the public perception of our products. For example, in 2001, Pfizer and Aventis announced that the planned filing for regulatory approval of their pulmonary insulin product would be delayed, citing two concerns. The first concern was that one patient out of more than 1,000 that had used the inhaled form of insulin had developed pulmonary fibrosis. The incidence of pulmonary fibrosis seen in their Phase 3 clinical trials was comparable to the general population incidence, so it was unclear that the pulmonary fibrosis was related to the use of inhaled insulin. However, the use of inhaled insulin could not be ruled out as a cause. The second concern was that four times as many patients inhaling their drug developed antibodies against insulin as those who injected insulin, although these antibodies did not appear to inhibit insulin activity. Because of these concerns, Pfizer and Aventis stated that the FDA would likely require more safety data. To date, Pfizer and Aventis have filed for regulatory approval in Europe (in March 2004), but have not filed for regulatory approval in the United States. A review of this long-term safety data by the FDA may result in delays in approvals of any inhaled insulin product, including our Technosphere Insulin System. There are also a number of clinical trials being conducted by other pharmaceutical companies involving compounds similar to, or competitive with, our other product candidates. Adverse results reported by these other companies in their clinical trials could delay or prevent us from obtaining regulatory approval or negatively impact public perception of our product candidates, which could harm our business and results of operations and cause the market price of our common stock to decline.

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

We completed our initial public offering on August 2, 2004. Prior to that, our stockholders could not buy or sell our common stock publicly. An active public market for our common stock may not continue to develop or be sustained. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:

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

Any of these risks, as well as other factors, could cause the market price of our common stock to decline.

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

Mr. Mann has been our primary source of financing prior to the initial public offering. As of September 30, 2004, Mr. Mann owned or controlled approximately 48.5% of our outstanding shares of common stock. By virtue of his holdings, he is able to effectively control the election of the members of our board of directors, control our management and affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our stockholders may view as unfavorable.

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

Mr. Mann has agreed to certain provisions regarding the disposition of his shares, including a prohibition on the sale of his shares for a period of 180 days following the date of the Prospectus, July 28, 2004.

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

Because we do not expect to pay dividends in the foreseeable future, our stockholders must rely on stock appreciation for any return on their investment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not used derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain an investment portfolio consisting mainly of U.S. money market and government-grade securities, directly or through managed funds, with maturities of one year or less. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by ten percent from levels at September 30, 2004, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We currently have the ability to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

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

Our management, including our chief executive officer and chief financial officer, does not expect that its disclosure controls will prevent all errors or potential fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) Unregistered Sales of Equity Securities

     None

     (b) Use of Proceeds

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

     Our initial public offering resulted in aggregate net proceeds to us of approximately $83.2 million, including approximately $4.0 million in proceeds from the exercise of the underwriter’s over-allotment option. In connection with the offering, we paid $6.4 million in underwriting discounts and commissions and offering expenses of approximately $2.2 million.

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

     As of September 30, 2004, we estimate that we had used approximately $13.4 million for operating activities and approximately $2.1 million for the purchase of manufacturing equipment. The remainder of the proceeds has been invested into short-term securities and cash equivalents.

     The foregoing payments were direct payments made to third parties who were not our directors or officers (or their associates), persons owning ten percent or more of any class of our equity securities or any other affiliate, except that the proceeds used for working capital included regular compensation for officers and directors. The use of proceeds does not represent a material change from the use of proceeds described in the prospectus we filed pursuant to Rule 424(b) of the Securities Act with the SEC on July 28, 2004.

     (c) Repurchases

     None

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

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation as currently in effect (incorporated by reference from Exhibit 3.5 to Registration Statement File No. 333-115020)

3.2	Amended and Restated Bylaws as currently in effect (incorporated by reference from Exhibit 3.7 to Registration Statement File No. 333-115020)

4.1	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to Registration Statement File No. 333-115020)

4.2
Registration Rights Agreement made and entered into as of October 15, 1998 by and among CTL Immunotherapies Corp., Medical Research Group, LLC. McLean Watson Advisory Inc. and Alfred E. Mann, as amended (incorporated by reference from Exhibit 4.2 to Registration Statement File No. 333-115020)

10.1	Form of Indemnity Agreement (incorporated by reference from Exhibit 10.1 to Registration Statement File No. 333-115020)

10.2	2004 Equity Incentive Plan and Form of Stock Option Agreement thereunder (incorporated by reference from Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.3	2004 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement thereunder (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-115020)

10.4	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder (incorporated by reference from Exhibit 10.4 to Registration Statement File No. 333-115020)

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November 2004.

By:	/s/ RICHARD L. ANDERSON
Richard L. Anderson
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number
3.1	Amended and Restated Certificate of Incorporation as currently in effect (incorporated by reference from Exhibit 3.5 to Registration Statement File No. 333-115020)

3.2	Amended and Restated Bylaws as currently in effect (incorporated by reference from Exhibit 3.7 to Registration Statement File No. 333-115020)

4.1	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to Registration Statement File No. 333-115020)

4.2
Registration Rights Agreement made and entered into as of October 15, 1998 by and among CTL Immunotherapies Corp., Medical Research Group, LLC. McLean Watson Advisory Inc. and Alfred E. Mann, as amended (incorporated by reference from Exhibit 4.2 to Registration Statement File No. 333-115020)

10.1	Form of Indemnity Agreement (incorporated by reference from Exhibit 10.1 to Registration Statement File No. 333-115020)

10.2	2004 Equity Incentive Plan and Form of Stock Option Agreement thereunder (incorporated by reference from Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10.3	2004 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement thereunder (incorporated by reference from Exhibit 10.3 to Registration Statement No. 333-115020)

10.4	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder (incorporated by reference from Exhibit 10.4 to Registration Statement File No. 333-115020)

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002