Form 10-Q
period 2005-03-31
MANNKIND CORP
filed 2005-05-16
CIK 899460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     As of May 10, 2005, there were 32,778,404 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION
Form 10-Q
For the Quarterly Period Ended March 31, 2005

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,089	$78,987
Marketable securities	44,958	11,546
Restricted cash	585	583
State research and development credit exchange receivable	1,500	1,500
Prepaid expenses and other current assets	3,027	3,265

Total current assets	72,159	95,881
PROPERTY, PLANT AND EQUIPMENT – net	67,999	66,511
STATE RESEARCH AND DEVELOPMENT CREDIT EXCHANGE RECEIVABLE – net of current portion	1,396	1,030
OTHER ASSETS	203	61

TOTAL	$141,757	$163,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,095	$3,477
Accrued expenses and other current liabilities	7,618	8,194
Deferred compensation	1,373	1,373

Total current liabilities	14,086	13,044
OTHER LIABILITIES	48	76

Total liabilities	14,134	13,120

STOCKHOLDERS’ EQUITY:
Undesignated preferred stock, $0.01 par value-10,000,000 shares authorized; no shares issued or outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value-90,000,000 shares authorized; 32,769,058 and 32,756,237 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	327	327
Additional paid-in capital	592,414	592,999
Accumulated other comprehensive income	7	—
Deficit accumulated during the development stage	(465,125)	(442,963)

Total stockholders’ equity	127,623	150,363

TOTAL	$141,757	$163,483

The accompanying notes are an integral part of these consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

			Cumulative
			period
			from
			February 14, 1991
	Three Months Ended		(date of inception)
	March 31,	March 31,	to March 31,
	2005	2004	2005
Revenue	$—	$—	$2,858

Operating expenses:
Research and development	18,696	12,799	221,609
General and administrative	3,951	3,769	79,291
In-process research and development costs	—	—	19,726
Goodwill impairment	—	—	151,428

Total operating expenses	22,647	16,568	472,054

Loss from operations	(22,647)	(16,568)	(469,196)
Other income (expense)	14	54	(1,956)
Interest income	472	105	6,043

Loss before provision for income taxes	(22,161)	(16,409)	(465,109)
Income taxes	(1)	—	(16)

Net loss	(22,162)	(16,409)	(465,125)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	(612)	(22,260)
Accretion on redeemable preferred stock	—	(64)	(952)

Net loss applicable to common stockholders	$(22,162)	$(17,085)	$(488,337)

Net loss per share:
Basic and diluted	$(0.68)	$(0.86)

Shares used to compute basic and diluted net loss per share:
Basic and diluted	32,764	19,975

The accompanying notes are an integral part of these consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			Cumulative
			period from
			February 14,
			1991 (date of
			inception) to
	Three months ended March 31,		March 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,162)	$(16,409)	$(465,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,811	1,769	25,057
In-process research and development	—	—	19,726
Stock-based compensation expense	(685)	1,195	23,561
Discount on stockholder notes below market rate	—	—	241
Non-cash compensation to officers	—	—	70
Loss on sale and abandonment/disposal of property and equipment	(2)	42	3,349
Accrued interest expense on notes payable to stockholders	—	—	1,538
Accrued interest on notes	—	(26)	(744)
Goodwill impairment	—	—	151,428
(Gain)/loss on available-for-sale securities, net	—	25	229
Changes in assets and liabilities:
State research and development credit exchange receivable	(366)	—	(2,896)
Prepaid expenses and other current assets	238	(58)	(3,027)
Restricted cash	(2)	—	(585)
Other assets	(142)	86	(203)
Accounts payable	1,618	404	5,095
Accrued expenses and other current liabilities	(576)	932	7,618
Other liabilities	(28)	42	46
Payment of deferred compensation	—	—	1,373

Net cash used in operating activities	(20,296)	(11,998)	(233,249)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(66,900)	(1,394)	(211,468)
Sales of marketable securities	33,495	—	166,290
Purchase of property and equipment	(3,393)	(1,369)	(96,593)
Proceeds from sale of property and equipment	96	—	188

Net cash used in investing activities	(36,702)	(2,763)	(141,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Issuance of common stock for cash	100	5	320,671

			Cumulative
			period from
			February 14,
			1991 (date of
			inception) to
	Three months ended March 31,		March 31,
	2005	2004	2005
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivables	—	—	1,742
Principal payments on notes payable	—	—	(1,667)
Payable to stockholder	—	(1,406)	—
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Borrowings on notes payable	—	—	3,460
Collection of Series C convertible preferred stock subscriptions receivable	—	18,153	50,000

Net cash provided by financing activities	100	16,752	396,921

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(56,898)	1,991	22,089
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	78,987	47,020	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,089	$49,011	$22,089

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$1	$—	$16

Interest paid in cash	—	—	80

Issuance of common stock upon conversion of notes payable	—	—	3,331

Issuance of common stock for notes receivable	—	—	2,758

Increase in additional paid-in capital resulting from merger	—	—	171,154

Put option redemption by stockholder	—	—	1,921

Accretion on redeemable convertible preferred stock	—	(64)	(952)

Issuance of put option by stockholder	—	—	(2,949)

Notes receivable by stockholder to officers	—	(75)	225

Issuance of Series C convertible preferred stock subscriptions	—	—	50,000

Issuance of Series A redeemable convertible preferred stock	—	—	4,296

Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)

The accompanying notes are an integral part of these consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of business and basis of presentation

The accompanying unaudited consolidated financial statements of MannKind Corporation (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest audited annual financial statements. These audited statements for the year ended December 31, 2004 are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005.

On July 22, 2004, the Company effected a one-for-three reverse stock split of its common stock. All share and per share amounts included in these unaudited consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2005 may not be indicative of the results that may be expected for the full year.

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

The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. Since its inception through March 31, 2005 the Company has reported accumulated net losses of $465.1 million which includes a goodwill impairment charge of $151.4 million. Also, since its inception through March 31, 2005, the Company has reported negative cash flow from operations of $233.2 million. It is costly to develop therapeutic products and conduct clinical trials for these products. Based upon the Company’s current expectations, management believes the Company’s existing capital resources will enable it to continue planned operations through the third quarter of 2005. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. If planned operating results are not achieved or the Company is not successful in raising additional equity financing, management believes that planned expenditures could be reduced substantially, extending the time period over which the Company’s currently available capital resources will be adequate to fund the Company’s operations, on a reduced basis, into 2006.

2. Initial public offering

On August 2, 2004, the Company completed an initial public offering of its common stock at a price to the public of $14.00 per share. The Company sold 6,250,000 shares of common stock in the offering resulting in gross proceeds of $87.5 million. In connection with the offering, the Company paid $6.1 million in underwriting discounts and commissions to underwriters and incurred $2.2 million in other offering expenses. After deducting the underwriting discounts and commissions and other offering expenses, the Company received net proceeds from the offering of approximately $79.2 million. The Company had granted the underwriters a 30-day option to purchase up to an additional 937,500 shares of common stock from the Company to cover over-allotments, if any. This option was exercised for 307,100 shares on August 28, 2004 and closing occurred on September 1, 2004 with net proceeds to the Company of $4.0 million. Additionally, in connection with the initial public offering, all of the outstanding shares of the Company’s preferred stock were converted into shares of its common stock. Accordingly, the automatic conversion of preferred stock on August 2, 2004 into common stock is reflected in the accompanying unaudited consolidated financial statements. A summary of the terms of the offering can be found in the Prospectus filed by the Company pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC on July 28, 2004.

3. Accounting for stock-based compensation

The Company accounts for employee stock options and the employee stock purchase plan using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its interpretations, and has adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation”. Stock options issued to consultants are accounted for in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and FASB Interpretation No. 28 (“FIN 28”), “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. Accordingly, no compensation expense is recorded for options issued to employees with fixed amounts and fixed exercise prices which, for accounting purposes, are at least equal to the fair value of the Company’s common stock at the date of grant. Conversely, when the exercise price for accounting purposes is below fair value of the Company’s common stock on the date of grant, a non-cash charge to compensation expense is recorded for the amount equal to the difference between the exercise price and the fair value ratably over the term of the option vesting period. On October 7, 2003, our board of directors approved a repricing program for certain outstanding options to purchase shares of our common stock granted under each of our stock plans. Compensation cost for all options repriced under the repricing program will be remeasured on a quarterly basis until the options expire or are exercised or canceled. The Company uses the fair-value method to account for non-employee stock-based compensation.

Stock options granted during the three months ended March 31, 2005 are as follows:

Weighted
Average
	Number	Exercise	Exercise
	of	Price	Price Per
	Shares	Per Share	Share
For the three months ended:
March 31, 2005	342,616	$13.02-$14.72	$13.85

On January 31, 2005, the Company’s Board of Directors approved stock option grants to the Chief Executive Officer and the President and Chief Operating Officer to purchase an aggregate of 185,000 shares of common stock which vest annually over four years at an exercise price of $13.39 per share.

On February 14, 2005, the Company’s Board of Directors approved new hire stock option grants to purchase 127,616 shares of common stock which vest annually over four years at an exercise price of $14.72 per share.

Pursuant to the 2004 Non-Employee Directors’ Stock Option Plan, a stock option grant to purchase 30,000 shares of common stock at an exercise price of $13.02 was awarded to a non-employee director in March 2005 upon his acceptance of an appointment to the Company’s Board of Directors. This option vests in three equal annual installments.

If the Company had determined compensation cost for grants issued during the current and prior periods based on the fair-value approach in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” pro forma net loss and net loss per share would have been as follows:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2005	2004
Net loss — as reported	$(22,162)	$(16,409)
Add: Stock-based employee compensation expense (benefit) included in reported net loss	(720)	1,195
Deduct: Stock-based compensation expense determined under fair value method	(3,341)	(2,150)

Net loss — pro forma	(26,223)	(17,364)
Deemed dividend related to beneficial conversion features of convertible preferred stock	—	(612)
Accretion on redeemable preferred stock	—	(64)

Net loss applicable to common stockholders	$(26,223)	$(18,040)

Net loss per common share (basic and diluted):
As reported	$(0.68)	$(0.86)
Pro forma	$(0.80)	$(0.90)

4. Net loss per common share

Basic net loss per common share excludes dilution for potentially dilutive securities and is computed by dividing the loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Common shares outstanding during the period include shares of common stock issued in exchange for notes receivable, including those that are being accounted for as in-substance stock options. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of redeemable convertible preferred stock, convertible preferred stock, stock options and warrants that are not included in the diluted net loss per share calculation, consisted of an aggregate of 4,517,093 shares and 7,256,463 shares as of March 31, 2005 and 2004, respectively.

5. State research and development credit exchange receivable

The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for foregoing the carryforward of the research and development income credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. The Company has recorded an offset to research and development expenses of $4.0 million through the year ended December 31, 2004 and an additional $0.4 million for the three months ended March 31, 2005 related to this research and development credit exchange program. Of these amounts, approximately $1.5 million consisted of cash received during 2004 and $1.5 million was received in April 2005.

6. Property and equipment

Property and equipment consist of the following:

	As of:
	March 31,	December 31,
(in thousands)	2005	2004
Land	$5,273	$5,273
Buildings	9,566	9,566
Building improvements	38,292	37,397
Machinery and equipment	18,915	18,080
Computer equipment and software	3,640	3,308
Furniture, fixtures and office equipment	2,445	2,391
Leasehold improvements	672	627
Construction in progress	4,252	3,326
Deposits on equipment	5,911	5,911

	88,966	85,879
Less accumulated depreciation and amortization	(20,967)	(19,368)

Property and equipment, net	$67,999	$66,511

7. Common and preferred stock

The Company is authorized to issue 90,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized. As of December 31, 2004 and March 31, 2005, 32,756,237 and 32,769,058 shares of common stock, respectively, were issued and outstanding. No shares of preferred stock were issued and outstanding at December 31, 2004 and March 31, 2005.

8. Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS No. 123R, Share-based Payment: an Amendment of FASB Statements No. 123 and 95. The statement requires companies to expense share-based payments to employees, including stock options, based on the fair value of the award at the grant date. The statement also eliminates the intrinsic value method of accounting for stock options permitted by APB No. 25, which the Company currently follows. In April 2005, the SEC deferred the effective date of SFAS No. 123R, and the Company is required to adopt the standard for the quarter that begins January 1, 2006. While the fair value method under SFAS No. 123R is very similar to the fair value method under SFAS No. 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on the Company’s financial statements. For example, SFAS No. 123 permits recognition of forfeitures as they occur while SFAS No. 123R will require estimating future forfeitures and adjusting estimates on a quarterly basis. SFAS No. 123R will also require a classification change in the statement of cash flows, whereby a portion of any tax benefit from stock options will move from operating cash flows to financing cash flows (total cash flows will remain unchanged). While the Company continues to evaluate the impact of SFAS No. 123R on its financial statements, management believes that the expensing of stock-based compensation will have an impact on the Company’s Statements of Operations similar to the pro forma disclosure under SFAS No. 123.

In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. In September 2004, the FASB issued a proposed Staff Position (“FSP”) EITF Issue No. 03-1a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1”. The proposed FSP will provide measurement and recognition guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads. The FSP has delayed the effective date until such time that the FASB issues the final standard. Management has not determined what impact the adoption of the measurement and recognition guidance in EITF Issue No. 03-1 will have on the Company’s financial statements.

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

Additionally, the Company may be involved in various legal proceedings and other matters. In accordance with SFAS No. 5, Accounting for Contingencies, the Company would record a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. During the year ended December 31, 2000, the Company issued an aggregate 699,972 shares of common stock to three consultants in exchange for notes receivable aggregating approximately $10,891,000. The notes are collateralized by the underlying common stock, bear interest at fixed rates, and are payable in October 2005. The notes-for-stock transactions are being accounted for as in-substance stock option grants to non-employees. On November 10, 2004, the borrowers notified the Company that they believed that they had entered into an agreement in October 2001 with the Company’s principal stockholder under which the stockholder would purchase from the borrowers some of the common stock, with the proceeds to be paid to the Company to pay down the notes. The borrowers informed the Company that they believe both the Company and its majority stockholder are in breach of certain agreements related to the transaction and indicated they intend to seek alleged damages arising from any failure of the agreement to be performed. The Company is in discussion with the borrowers and has concluded that the matter does not have any financial statement impact as of March 31, 2005. The Company believes that the ultimate resolution of this matter will not have a material impact on the Company’s financial position or results of operations.

Further, in November 2004, the Company learned that the parent company of a vendor with whom the Company has equipment deposits in the amount of $2.9 million as of March 31, 2005 is experiencing financial difficulties. The vendor has indicated it intends to supply the equipment against which the deposits were made. The vendor and its parent company are located in France, and the Company has engaged counsel in France to assist it in evaluating the matter. The Company has assessed this matter in accordance with SFAS No. 5 and concluded that, based on currently available information, a loss accrual is not warranted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors” and elsewhere in this quarterly report on Form 10-Q. The interim financial statements and this Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 and the related Management’s discussion and analysis of financial condition and results of operations, both of which are contained in our Form 10-K filed pursuant to Section 13 of the Securities Exchange Act of 1934. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

OVERVIEW

We are a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes and cancer. We commenced Phase 3 clinical trials in Europe of our lead product, the Technosphere Insulin System, to study its potential for the treatment of diabetes. This therapy consists of a proprietary dry powder Technosphere formulation of insulin that is inhaled into the deep lung using our MedTone inhaler. We believe that the performance characteristics, unique kinetics, convenience and ease of use of the Technosphere Insulin System may have the potential to change the way diabetes is treated.

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

To date, we have not generated any revenues, and except for our recently completed initial public offering, we have funded our operations primarily through private placements of equity securities. We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of March 31, 2005, we have incurred a cumulative net loss of $465.1 million which includes a goodwill impairment charge of $151.4 million. We do not anticipate receiving revenues from the sales of any product prior to regulatory approval and commercialization of our Technosphere Insulin System. We expect to make substantial and increasing expenditures and to incur additional operating losses for at least the next several years as we:

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

We have a limited history of operations with our current management team. To date, we have not generated any revenues from sales of any product. We currently do not have the required approvals to market any of our product candidates, and we may not receive them. We may not be profitable even if we succeed in commercializing any of our product candidates.

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

Clinical development timelines, likelihood of success and total costs vary widely. We are focused primarily on advancing the Technosphere Insulin System through Phase 3 clinical trials and regulatory filings. We plan to commercialize our lead product as a treatment for type 2 diabetes. Based on the results of preclinical studies, we plan to develop additional applications of our Technosphere technology. Additionally, we anticipate that we will continue to determine which research and development projects to pursue, and how much funding to direct to each project, on an ongoing basis, in response to the scientific and clinical success of each product candidate. We cannot be certain when any revenues from the commercialization of our products will commence.

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

We expect general and administrative expenses to increase significantly, in part due to increased (non-cash) stock compensation expense resulting in part from the anticipated adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-based Payment: an Amendment of FASB Statement 123 and 95. See “Note 3 — Accounting for stock-based compensation” in the footnotes to our financial statements. Also, we became a public company in July 2004. As a public company, we expect our general and administrative expenses to increase significantly in such areas as audit and legal fees, internal control compliance and insurance. A significant portion of these increases will be paid directly to third parties; most of the remainder will be related to increased staffing in these areas.

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

Clinical trial expenses

Our clinical trial accrual process seeks to account for expenses resulting from our obligations under contract with vendors, consultants, and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in uneven payment flows. Our objective is to reflect the appropriate trial expenses in our financial statements by matching period expenses with period services and efforts expended. We account for these expenses according to the progress of the trial as measured by patient enrollment and the timing of various aspects of the trial. We determine accrual estimates through discussions with internal clinical personnel and outside service providers as to the progress or state of completion of trials, or the services completed. Service provider status is then compared to the contractually obligated fee to be paid for such services. During the course of a clinical trial, we adjust our rate of clinical expense recognition if actual results differ from our estimates. In the event that we do not identify certain costs that have begun to be incurred or we underestimate or overestimate the level of services performed or the costs of such services, our reported expenses for a period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of the services are often judgmental. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

Stock-based compensation

We have recorded compensation expense related to options to purchase our common stock issued to employees and consultants. We have elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our stock-options issued to employees, and we have adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, we have recorded stock-based compensation expense in connection with the grant of common stock options to employees based on the intrinsic-value method provided for under APB No. 25 rather than the alternative fair-value method provided for under SFAS No. 123. The intrinsic value of an employee stock option under APB No. 25 is equal to the difference between the exercise price of the option and the estimated fair value of the stock, on the measurement date, of the common stock purchasable with the option. In the notes to our financial statements, we provide pro forma disclosures that indicate the effect on our net income as if we had applied the fair-value method.

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

Stock-based compensation expense includes amounts attributable to certain issuances of common stock for notes receivable that we have accounted for as in-substance stock options and are further described in the notes to our annual financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2004. Stock-based compensation expense is assigned to operating expense categories in our statements of operations according to nature of the services rendered by the employee or consultant to whom the expense applies.

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

In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 123R. The statement requires companies to expense share-based payments to employees, including stock options, based on the fair value of the award at the grant date. The statement also eliminates the intrinsic value method of accounting for stock options permitted by APB No. 25, which we currently follow. In April 2005, the SEC deferred the effective date of SFAS No. 123R, and the Company is required to adopt the standard for the quarter that begins January 1, 2006. While the fair value method under SFAS No. 123R is very similar to the fair value method under SFAS No. 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS No. 123 permits recognizing forfeitures as they occur while SFAS No. 123R will require estimating future forfeitures and adjusting estimates on a quarterly basis. SFAS No. 123R will also require a classification change in the statement of cash flows, whereby a portion of any tax benefits from stock options will move from operating cash flows to financing cash flows (total cash flows will remain unchanged).

While we continue to evaluate the impact of SFAS No. 123R on our financial statements, we believe that the expensing of stock-based compensation will have an impact on our Statements of Operations similar to our pro forma disclosure under SFAS No. 123.

Accounting for income taxes

We must make significant management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of March 31, 2005, we established a full valuation allowance against our gross deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Results of Operations

Three Months Ended March 31, 2005 and 2004

Revenues

No revenues were recorded for the three months ended March 31, 2005 or 2004. We do not anticipate receiving revenues from the sales of any product prior to regulatory approval and commercialization of our Technosphere Insulin System.

Research and Development Expense

Research and development expenses increased by $5.9 million to $18.7 million for the three months ended March 31, 2005 compared to $12.8 million for the three months ended March 31, 2004, an increase of 46.1%. The increase was primarily due to ongoing expenses in 2005 related to our Technosphere Insulin System. Continuation of preclinical and clinical studies in 2005 increased research expenditures by $5.1 million, which also resulted in increased manufacturing costs of $0.9 million to supply clinical trial materials and our continued validation of our manufacturing system. Offsetting the total increase in research and development expenses of $6.3 million was the recognition of an estimated $0.4 million receivable from the State of Connecticut pursuant to a program under which we can exchange qualified research and development income tax credits for cash. We anticipate that our research and development expenses will increase significantly with the continuation of existing, and initiation of new, clinical trials and the resulting manufacturing costs associated with producing materials for these clinical trials.

General and Administrative Expense

General and administrative expenses increased by $0.2 million to $4.0 million for the three months ended March 31, 2005 compared to $3.8 million for the three months ended March 31, 2004, an increase of 4.8%. The increase was primarily due to increased salaries and other employee related expenses of $0.9 million and various other general and administrative expenses which increased by $0.7 million, such as insurance, accounting and legal fees as a result of operating as a public company. This increase was offset by a $1.5 million decrease in stock compensation expense resulting from the effect of the fluctuation of our stock price on the valuation of stock options that were repriced in November 2003.

Other Income

Other income of $14,000 and $54,000 for the three months ended March 31, 2005 and 2004, respectively, relates primarily to dividend income from available-for-sale securities.

Interest Income

Interest income increased by $367,000 to $472,000 for the three months ended March 31, 2005 compared to $105,000 for the three months ended March 31, 2004, an increase of 349.5%. The increase was primarily due to higher levels of cash equivalents and marketable securities available for investment during 2005 compared to 2004.

Deemed Dividend

The deemed dividend of $0.6 million for the three months ended March 31, 2004 represents the beneficial conversion charge to common stockholders related to the downward adjustment of the Series B preferred stock conversion price. No further deemed dividend has been recognized as all outstanding preferred stock automatically converted into common stock at the close of the initial public offering in the third quarter of 2004.

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

On August 2, 2004, we closed our initial public offering at a price to the public of $14.00 per share. We sold 6,250,000 shares of our common stock in the offering for a gross offering price of $87.5 million. We granted the underwriters a 30-day option to purchase up to an additional 937,500 shares of common stock to cover over-allotments. This option was exercised for 307,100 shares on August 28, 2004 and closing occurred on September 1, 2004 with net proceeds to us of approximately $4.0 million. In connection with the initial public offering, we paid $6.4 million in underwriting discounts and commissions to underwriters and incurred $2.2 million in other offering expenses. After deducting the underwriting discounts and commissions and other offering expenses, we received net proceeds from the initial public offering, including the over-allotment, of approximately $83.2 million. These proceeds and the conversion of our preferred stock to common stock are reflected in the accompanying consolidated financial statements as of December 31, 2004 and March 31, 2005.

During the three months ended March 31, 2005, operating activities used $20.3 million of cash. Net cash used by operating activities during this period resulted primarily from a net loss of $22.2 million, which included a credit to non-cash stock-based compensation of $0.7 million and depreciation of $1.8 million. We expect our negative operating cash flow to continue for several years.

During the three months ended March 31, 2005, investing activities used $36.7 million of cash. This use of cash was for purchases of equipment of $3.4 million and net purchases of marketable securities of $33.5 million. Our efforts with respect to our Technosphere Insulin System include expansion of our manufacturing operations and quality systems. Accordingly, we expect to make significant purchases of equipment in the foreseeable future.

During the three months ended March 31, 2005, financing activities provided $0.1 million in cash from the exercise of options to purchase an aggregate of 12,821 shares of common stock at an average exercise price of $7.84 per share.

As of March 31, 2005, we had $67.0 million in cash, cash equivalents and marketable securities. We expect our capital resources and interest income will be sufficient to fund currently planned operations through the third quarter of 2005. We intend to seek additional funding through public or private equity financing, arrangements with corporate partners or other sources. There can be no assurance that we will be able to obtain such additional capital or enter into such relationships with corporate partners on a timely basis, on favorable terms, or at all. If adequate funds are not available, we may be required to delay, reduce or eliminate expenditures for certain of our programs, including our Technosphere Insulin development activities. Because the majority of our expenses in 2005 can be reduced or eliminated in a relatively short period, we believe that if we are unable to obtain additional capital we can continue activities, on a reduced basis, into 2006.

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

Off-Balance Sheet Arrangements

As of March 31, 2005, we did not have any off-balance sheet arrangements as defined under Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

Our contractual obligations consist of operating leases, purchase obligations, capital lease commitments and deferred compensation. Some of our current and former employees elected to defer part or all of their compensation from 1991 through 1998, resulting in total deferred compensation of $1.4 million at March 31, 2005. The amounts due for deferred compensation are non-interest-bearing with no repayment terms. Our other obligations are included in the table below.

Future payments under our operating lease obligations, including a facility lease executed in March 2005, and open purchase commitments consist of the following at March 31, 2005 (in thousands):

	Payments due in
	Less than	1-3	3-5	More than
Purchase commitments and lease obligations	One Year	years	years	5 years	Total
Open purchase order commitments (1)	$18,248	$1,514	$—	$—	$19,762
Operating lease obligations	699	960	499	—	2,158

Total	$18,947	$2,474	$499	$—	$21,920

(1)	The amounts included in open purchase order commitments are subject to performance under the purchase order by the supplier of the goods or services and do not become our obligation until such performance is rendered. The amount shown is principally for the purchase of materials for our clinical trials and the acquisition of manufacturing equipment.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-based Payment: an Amendment of FASB Statements No. 123 and 95. The statement requires companies to expense share-based payments to employees, including stock options, based on the fair value of the award at the grant date. The statement also eliminates the intrinsic value method of accounting for stock options permitted by APB No. 25, which we currently follow. In April 2005, the SEC deferred the effective date of SFAS No. 123R, and we are required to adopt the standard for the quarter that begins January 1, 2006. While the fair value method under SFAS No. 123R is very similar to the fair value method under SFAS No. 123 with regards to measurement and recognition of stock-based compensation, we are currently evaluating the impact of several of the key differences between the two standards on our financial statements. For example, SFAS No. 123 permits recognition of forfeitures as they occur while SFAS No. 123R will require estimating future forfeitures and adjusting estimates on a quarterly basis. SFAS No. 123R will also require a classification change in the statement of cash flows, whereby a portion of any tax benefit from stock options will move from operating cash flows to financing cash flows (total cash flows will remain unchanged). While we continue to evaluate the impact of SFAS No. 123R on our financial statements, we believe that the expensing of stock-based compensation will have an impact on our Statements of Operations similar to the pro forma disclosure under SFAS No. 123.

In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. In September 2004, the FASB issued a proposed Staff Position (“FSP”) EITF Issue No. 03-1a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1”. The proposed FSP will provide measurement and recognition guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads. The FSP has delayed the effective date until such time that the FASB issues the final standard. We have not determined what impact the adoption of the measurement and recognition guidance in EITF Issue No. 03-1 will have on our financial statements.

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

We have never been profitable, and, as of March 31, 2005, we had an accumulated deficit of $465.1 million and a net loss of $22.2 million for the three months ended March 31, 2005 and $76.0 million for the year ended December 31, 2004. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur additional operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates. This accumulated deficit may increase significantly as we expand development and clinical trial efforts. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Our ability to achieve and sustain profitability depends upon obtaining regulatory approvals for and successfully commercializing our Technosphere Insulin System, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates, and we may not receive them. We may not be profitable even if we succeed in commercializing any of our product candidates. As a result, we cannot be sure when we will become profitable, if at all.

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

Based upon our current expectations, we believe that our existing capital resources will enable us to continue planned operations through the third quarter of 2005. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Accordingly, we expect that we will need to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration or the establishment of other funding facilities, in order to continue the development and commercialization of our Technosphere Insulin System and other product candidates and to support our other ongoing activities. The amount of additional funds we need will depend on a number of factors, including:

•	the rate of progress and costs of our clinical trials and research and development activities, including costs of procuring clinical materials and expanding our own manufacturing facilities;

•	actions taken by the FDA and other regulatory authorities affecting our products and competitive products;

•	our success in establishing strategic business collaborations;

•	the timing and amount of milestone or other payments we might receive from potential third parties;

•	the timing and amount of payments we might receive from potential licensees;

•	the costs of discontinuing projects and technologies or decommissioning existing facilities, if we undertake those activities;

•	our degree of success in commercializing our Technosphere Insulin System or our other product candidates;

•	the emergence of competing technologies and products and other adverse market developments; and

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others.

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

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we publicly announce the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of the achievement of these milestones can vary dramatically compared to our estimates—in many cases for reasons beyond our control—depending on numerous factors, including:

•	the rate of progress, costs and results of our clinical trial and research and development activities, which will be impacted by the level of proficiency and experience of our clinical staff;

•	the receipt of approvals by our competitors and by us from the FDA and other regulatory agencies;

•	other actions by regulators;

•	our ability to access sufficient, reliable and affordable supplies of components used in the manufacture of our product candidates, including insulin and other materials for our Technosphere Insulin System;

•	the costs of expanding and maintaining manufacturing operations, as necessary;

•	the extent of scheduling conflicts with participating clinicians and clinical institutions; and

•	our ability to identify and enroll patients who meet clinical trial eligibility criteria.

In addition, if we do not obtain sufficient additional funds through sales of securities, strategic collaborations or the sale or license of our assets on a timely basis, we may be required to reduce expenses by delaying, reducing or curtailing our Technosphere Insulin System or other product development activities, which would impact our ability to meet milestones. If we fail to commence or complete, or experience delays in or are forced to curtail, our proposed clinical programs or otherwise fail to adhere to our projected development goals in the timeframes we announce and expect, our business and results of operations will be harmed and the market price of our common stock may decline.

We face substantial competition in the development of our product candidates and may not be able to compete successfully, and our product candidates may be rendered obsolete by rapid technological change.

We initially are focusing on the development of the Technosphere Insulin System for the treatment of diabetes, and we face intense competition in this area. Pfizer, Inc. and Sanofi-Aventis, in collaboration with Nektar Therapeutics, have been conducting Phase 3 clinical trials for the Exubera product. In March 2004, these collaborators filed a submission seeking regulatory approval in Europe, and in March 2005, their new drug application, or NDA, was accepted by the FDA. Novo Nordisk A.S. has a pulmonary insulin product in development. Eli Lilly and Company, in collaboration with Alkermes, Inc., is conducting clinical trials for a pulmonary insulin product. In addition, a number of established pharmaceutical companies have or are developing proprietary technologies or have entered into arrangements with, or acquired, companies with technologies for the treatment of diabetes. We also face substantial competition for the development of our other product candidates.

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

We also expect to face increasing competition from universities and other non-profit research organizations. These institutions carry out a significant amount of research and development in the areas of diabetes and cancer. These institutions are becoming increasingly aware of the commercial value of their findings and are more active in seeking patent and other proprietary rights as well as licensing revenues.

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

If we are not able to enter into a collaboration on terms that are favorable to us for our products, we could be required to undertake and fund product development, clinical trials, manufacturing and marketing activities solely at our own expense. For example, we are currently evaluating potential collaborations with respect to our Technosphere Insulin System. We currently estimate that the cost of a self-funded Phase 3 program over the next 12 months would be in the range of $110 to $140 million. However, this estimate may change based on how the program proceeds. Failure to enter into a collaboration with respect to our Technosphere Insulin System following initial Phase 3 clinical trials or with respect to any other product candidate could substantially increase our requirements for capital, which might not be available on favorable terms, if at all. Alternatively, we would have to substantially reduce our development efforts, which would delay or otherwise impede the commercialization of our product candidates.

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

Testing of a particular product candidate may not yield successful results, and even if it does, we may still be unable to commercialize that product candidate.

Our research and development programs are designed to test the safety and efficacy of our product candidates through extensive preclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our Technosphere Insulin System or any of our other product candidates, including the following:

•	safety and efficacy results obtained in our preclinical and initial clinical testing may be inconclusive or may not be predictive of results obtained in later-stage clinical trials or following long-term use, and we may as a result be forced to stop developing product candidates that we currently believe are important to our future;

•	the data collected from clinical trials of our product candidates may not be sufficient to support FDA or other regulatory approval;

•	after reviewing test results, we or any potential collaborators may abandon projects that we previously believed were promising; and

•	our product candidates may not produce the desired effects or may result in adverse health effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

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

As a result of any of these events, the FDA, other regulatory authorities, any collaborator or we may suspend or terminate clinical trials or marketing of our Technosphere Insulin System at any time. Any suspension or termination of our clinical trials or marketing activities may harm our business and results of operations and the market price of our common stock may decline.

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

If we are unable to transition successfully from an early-stage development company to a company that commercializes therapeutics, our operations will suffer.

We are reaching a critical juncture in our development, transitioning from an early-stage development company to one with multiple Phase 3 clinical trials moving toward commercializing products. Phase 3 development of the Technosphere Insulin System will be far more complex than the earlier phases. Overall, we plan to support a significant number of studies in the near term. We have not previously implemented the range of studies contemplated for our Phase 3 clinical program. Moreover, as a company, we have no previous experience in the Phase 3-through-NDA stage of product development.

We require a well-structured plan to make this transition. We are in the process of implementing the following measures, among others, to accommodate our transition and successfully implement our commercialization strategy for our Technosphere Insulin System:

•	add a significant number of new personnel, particularly in clinical development and manufacturing production, including personnel with significant Phase 3-to-commercialization experience;

•	expand our manufacturing capabilities;

•	develop comprehensive and detailed commercialization, clinical development and regulatory plans;

•	implement standard operating procedures, including those for protocol development; and

•	align our management structure to accommodate the increasing complexity of our operations.

If we are unable to accomplish these measures in a timely manner, we would be at considerable risk of failing to:

•	launch and complete our Phase 3 clinical trial program in a deliberate fashion, on time and within budget; and

•	develop through our Phase 3 trials the key clinical data needed to obtain regulatory approval and compete successfully in the marketplace.

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

For our Technosphere Insulin System to be commercially viable, we need access to sufficient, reliable and affordable supplies of insulin, our MedTone inhaler, the related cartridges and other materials. We currently have a long-term supply agreement with Diosynth B.V., an independent supplier of insulin and a subsidiary of Akzo Nobel, which is currently our sole supplier for insulin. We are aware of at least five other suppliers of bulk insulin but to date we have not entered into a commercial relationship with any of the five. Currently, we manufacture the raw Technosphere material, but we are in the process of qualifying a secondary manufacturer to supply us with commercial quantities of this raw material. We recently entered into a long-term supply agreement with Vaupell, Inc., the supplier of our MedTone inhaler and cartridges. We must rely on our suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin in accordance with current drug Good Manufacturing Practices, or cGMP, and the production of MedTone inhaler and related cartridges in accordance with device Quality System Regulations, or QSR. The supply of all of these materials may be limited or the manufacturer may not meet relevant regulatory requirements, and if we are unable to obtain these materials in sufficient amounts, in a timely manner and at reasonable prices, or if we should encounter delays or difficulties in our relationships with manufacturers or suppliers, our development or manufacturing may be delayed. Any such events would delay the submission of our product candidates for regulatory approval or market introduction and subsequent sales and, if so, our business and results of operations will be harmed and the market price of our common stock may decline.

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

The degree of market acceptance of our product candidates will depend on many factors, including:

•	the claims for which FDA approval can be obtained, including superiority claims;

•	the perceived advantages and disadvantages of competitive products;

•	the willingness and ability of patients and the healthcare community to adopt new technologies;

•	the ability to manufacture the product in sufficient quantities with acceptable quality and at an acceptable cost;

•	the perception of patients and the healthcare community, including third-party payors, regarding the safety, efficacy and benefits of the product compared to those of competing products or therapies;

•	the convenience and ease of administration of the products relative to existing treatment methods;

•	the pricing and reimbursement of our products relative to existing treatment therapeutics and methods; and

•	marketing and distribution support for our products.

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

The testing, manufacturing, marketing and sale of our various product candidates, including the Technosphere Insulin System, expose us to potential product liability claims. A product liability claim may result in substantial judgments as well as consume significant financial and management resources and result in adverse publicity, decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. We currently carry worldwide liability insurance in the amount of $5 million. We believe these limits are reasonable to cover us from potential damages arising from current and previous clinical trials of our Technosphere Insulin System. In addition, we carry local policies per trial in each country in which we conduct clinical trials that requires us to carry local coverage. We intend to obtain product liability coverage for commercial sales in the future. However, we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise, and because insurance coverage in our industry can be very expensive and difficult to obtain, we cannot assure you that we will be able to obtain sufficient coverage at an acceptable cost, if at all. If losses from such claims exceed our liability insurance coverage, we may ourselves incur substantial liabilities. If we are required to pay a product liability claim, we may not have sufficient financial resources to complete development or commercialization of any of our product candidates and, if so, our business and results of operations will be harmed and the market price of our common stock may decline.

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

When we purchased the facilities located in Danbury, Connecticut, there was a soil cleanup plan in process. As part of the purchase, we obtained an indemnification from the seller related to the remediation of the soil for all known environmental conditions that existed at the time the seller acquired the property. The seller is, in turn, indemnified for these known environmental conditions by the previous owner. We estimate that the cost to complete the soil cleanup plan for industrial use is $1.5 to $3.0 million over the next 18 to 24 months. We also received an indemnification from the seller for environmental conditions created during its ownership of the property and for environmental problems unknown at the time that the seller acquired the property. These additional indemnities are limited to the purchase price that we paid for the Danbury facilities. In the event that any cleanup costs are imposed on us and we are unable to collect the full amount of these costs and expenses from the seller or the party responsible for the contamination, we may be required to pay these costs and our business and results of operations may be harmed.

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

The loss of the services of any principal member of our management and scientific staff, including Alfred Mann, our Chairman and Chief Executive Officer, or Hakan Edstrom, our President and Chief Operating Officer, could significantly delay or prevent the achievement of our scientific and business objectives. All of our employees are “at will” and we currently do not have employment agreements with any of the principal members of our management or scientific staff, and we do not have key person life insurance to cover the loss of any of these individuals. Replacing key employees may be difficult and time-consuming because of the limited number of individuals in our industry with the skills and experience required to develop, gain regulatory approval of and commercialize our product candidates successfully. In May 2005, Wendell Cheatham, M.D., ceased to be an employee of ours. Although Mr. Edstrom has assumed Dr. Cheatham’s management responsibilities while we search for a senior executive to lead our development operations, there can be no assurance that we will be able to recruit such an individual with the appropriate skills and experience.

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

Alfred Mann, our Chairman and Chief Executive Officer, is also serving as the Chairman and Co-Chief Executive Officer of Advanced Bionics Corporation, which was acquired by Boston Scientific Corporation. Mr. Mann is involved in many other business and charitable activities. As a result, the time and attention Mr. Mann devotes to the operation of our business varies and he may not expend the same time or focus on our activities as other, similarly situated chief executive officers. Mr. Mann typically devotes anywhere between 25 and 50 hours a week to our business. If Mr. Mann is unable to devote the time and attention necessary to running our business, we may not be able to execute our business strategy and our business could be materially harmed.

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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. To our knowledge, no pulmonary insulin product has yet been approved for marketing, and we are not aware of any precedent for the successful commercialization of products based on our technology or technologies similar to ours. However, an application for approval for another pulmonary insulin product candidate was recently filed in the United States, and we believe a decision could be made by the FDA in early 2006. The FDA has advised us that it will regulate our Technosphere Insulin System as a “combination product” because of the complex nature of the system that includes the combination of a new drug (Technosphere Insulin) and a new medical device (the MedTone inhaler used to administer the insulin). The FDA indicated that the review of a future drug marketing application for our Technosphere Insulin System will involve three separate review groups of the FDA: (1) the Metabolic and Endocrine Drug Products Division; (2) the Pulmonary Drug Products Division; and (3) the Center for Devices and Radiological Health within the FDA that reviews medical devices. We currently understand that the Metabolic and Endocrine Drug Products Division will be the lead group and will obtain consulting reviews from the other two FDA groups. The FDA has not made an official final decision in this regard, however, and we can make no assurances at this time about what impact FDA review by multiple groups will have on the review and approval of our product or whether we are correct in our understanding of how the Technosphere Insulin System will be reviewed and approved.

Also, recent events regarding questions about the safety of marketed drugs, including pertaining to the lack of adequate labeling, may result in increased cautiousness by the FDA in reviewing new drugs based on safety, efficacy, or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Such regulatory considerations may also result in the imposition of more restrictive drug labeling or marketing requirements as conditions of approval, which may significantly affect the marketability of our drug products. FDA review of our Technosphere Insulin System as a combination product therapy may lengthen the product development and regulatory approval process, increase our development costs and delay or prevent the commercialization of our Technosphere Insulin System.

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

We will not be able to commercialize our Technosphere Insulin System and other product candidates until we have obtained regulatory approval. We have no experience as a company in late-stage regulatory filings, such as preparing and submitting NDAs, which may place us at risk of delays, overspending and human resources inefficiencies. Any delay in obtaining, or inability to obtain, regulatory approval could harm our business.

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

Even if regulatory authorities approve any of our product candidates, they could approve less than the full scope of uses or labeling that we seek or otherwise require special warnings or other restrictions on use or marketing. Regulatory authorities may limit the segments of the diabetes population to which we or others may market our Technosphere Insulin System or limit the target population for our other product candidates. Based on currently available clinical studies, we believe that our Technosphere Insulin System may have certain advantages over currently approved insulin products or pulmonary insulin products in development, including its approximation of the natural first-phase insulin release spike. Nonetheless, there are no assurances that these and other advantages, if any, of the Technosphere Insulin System have clinical significance or can be confirmed in head-to-head clinical trials against appropriate approved comparator insulin drug products. Such comparative clinical trials are required to make these types of superiority claims in labeling or advertising. These aforementioned observations and others may therefore not be capable of substantiation in comparative clinical trials prior to our NDA submission, if at all, or otherwise may not be suitable for inclusion in product labeling or advertising and, as a result, our Technosphere Insulin System may not have competitive advantages when compared to other insulin products.

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

Our Chief Executive Officer and principal stockholder, can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.

Mr. Mann has been our primary source of financing to date. As of March 31, 2005, Mr. Mann beneficially owned approximately 48.4% of our outstanding shares of capital stock. As of the same date, members of Mr. Mann’s family beneficially owned at least an additional 2.4% of our outstanding shares of common stock, although Mr. Mann does not have voting or investment power with respect to these shares. By virtue of his holdings, Mr. Mann can and will continue to be able to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.
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

As of March 31, 2005, we had approximately 32.8 million shares of common stock outstanding, all of which are available for public sale, subject in some cases to volume and other limitations. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock may decline. The holders of 916,715 shares of our common stock and the holders of warrants to purchase 131,628 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we were to include in a company-initiated registration statement shares held by those holders pursuant to the exercise of their registrations rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

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

Our amended and restated certificate of incorporation and bylaws include anti-takeover provisions, such as a prohibition on stockholder actions by written consent, the authority of our board of directors to issue preferred stock without stockholder approval, and supermajority voting requirements for specified actions. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits stockholders owning 15% or more of our outstanding voting stock from merging or combining with us in certain circumstances. These provisions may delay or prevent an acquisition of us, even if the acquisition may be considered beneficial by some of our stockholders. In addition, they may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. See “Description of capital stock—Amended and restated certificate of incorporation and bylaw provisions.”

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not used derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain a highly liquid short-term investment portfolio consisting mainly of US money market funds and government and investment-grade corporate debt. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by ten percent from levels at March 31, 2005, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.

Effects of Inflation

Our assets are primarily monetary, consisting of cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. We also believe that we have intangible assets in the value of our technology. In accordance with generally accepted accounting principles, we have not capitalized the value of this intellectual property on our consolidated balance sheet. Due to the nature of this intellectual property, we believe that these intangible assets are not affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

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

There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We may from time to time become a party to legal proceedings arising in the ordinary course of business. During the year ended December 31, 2000, we issued an aggregate 699,972 shares of common stock to three consultants in exchange for notes receivable aggregating approximately $10,891,000. The notes are collateralized by the underlying common stock, bear interest at fixed rates, and are payable in October 2005. On November 10, 2004, the borrowers notified us that they believed that they had entered into an agreement in October 2001 with Alfred E. Mann, our Chairman, Chief Executive Officer and principal stockholder, under which Mr. Mann would purchase from the borrowers some of the common stock, with the proceeds to be paid to us to pay down the notes. The borrowers have informed us that they believe both we and Mr. Mann are in breach of certain agreements related to the transaction and indicated they intend to seek alleged damages arising from any failure of the agreement to be performed. To the best of our knowledge, the borrowers have not commenced any legal proceedings against Mr.

Mann or us. We believe that the ultimate resolution of this matter will not have a material impact on our financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) Unregistered Sales of Equity Securities

     None.

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

As of March 31, 2005, we estimate that we had used approximately $47.8 million of the net proceeds of our initial public offering for operating activities and approximately $6.8 million of the net proceeds for the purchase of manufacturing equipment. The remainder of the net proceeds has been invested into short-term securities and cash equivalents.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended March 31, 2005.

ITEM 5. OTHER INFORMATION

In January 2005, pursuant to our Officers’ Incentive Program, the Compensation Committee of our Board of Directors authorized bonus payments for 2004 to our executive officers, including the following bonus payments: Alfred E. Mann, $159,809; Hakan S.

Edstrom, $144,913; Dan R. Burns, $107,300; Richard L. Anderson, $97,093; and Wayman Wendell Cheatham, $78,038. The Officers’ Incentive Program is not set forth in a separate document, but a summary of the program follows.

Under the Officers’ Incentive Program, each of our executive officers is eligible to earn cash bonus compensation based upon a target bonus amount equal to a predetermined percentage of his or her salary. The actual amount of any bonus is determined by the level of achievement of specified objectives relating to our corporate performance and to each participant’s individual performance. The Board of Directors establishes the corporate objectives at the beginning of each fiscal year. The corporate objectives established for 2004 were related to clinical trial milestones, partnership discussions, pipeline developments, financial performance, and organizational development.

Following the end of each fiscal year, the Board of Directors determines the extent to which the corporate objectives were attained and the Compensation Committee determines the extent to which each participant attained his or her individual objectives. Based on these determinations, the Compensation Committee awards each participant a bonus equal to a percentage of the participant’s target bonus amount. This percentage can range from zero to 125%.

In February 2005, the Board approved 2005 target bonus amounts for each of the participating executive officers, including the following: Mr. Mann, 50% of his annual salary; Mr. Edstrom, 45%; Mr. Burns, 40%; Mr. Anderson, 35%; and Dr. Cheatham, 35%. The Board also established 2005 corporate goals related to clinical trial milestones, commercialization objectives, manufacturing productivity, pipeline advancement objectives, organizational effectiveness, and financial performance.

In February 2005, the Board of Directors also approved 2005 annual salaries for our executive officers, including the following: Mr. Mann, $356,160; Mr. Edstrom, $356,150; Mr. Burns, $305,000; Mr. Anderson, $300,300; and Dr. Cheatham, $275,000. In May 2005, Dr. Cheatham ceased to be an employee.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-115020)
3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-115020)

4.1	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-115020)

4.2	Registration Rights Agreement made and entered into as of October 15, 1998 by and among CTL Immunotherapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended (incorporated by reference from Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-115020)

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May 2005.

By:	/s/ Richard L. Anderson
Richard L. Anderson
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)