Form 10-Q
period 2005-06-30
MANNKIND CORP
filed 2005-08-15
CIK 899460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
(661) 775-5300
Registrant’s telephone number, including area code
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 10, 2005, there were 50,186,977 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION
Form 10-Q
For the Quarterly Period Ended June 30, 2005

Page
Number
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets: June 30, 2005 and December 31, 2004	3
Consolidated Statements of Operations: Three Months and Six Months ended June 30, 2005 and 2004 and the period from inception (February 14, 1991) to June 30, 2005	4
Consolidated Statements of Cash Flows: Six Months ended June 30, 2005 and 2004 and the period from inception (February 14, 1991) to June 30, 2005	5
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosure about Market Risk	36
Item 4. Controls and Procedures	36
PART II: OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3. Defaults Upon Senior Securities	37
Item 4. Submission of Matters to a Vote of Security Holders	37
Item 5. Other Information	38
Item 6. Exhibits	39
Signature	40
Exhibit 31.1	41
Exhibit 31.2	42
Exhibit 32	43
EX-31.1
EX-31.2
EX-32

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,552	$78,987
Marketable securities	22,884	11,546
Restricted cash	18	583
State research and development credit exchange receivable	537	1,500
Prepaid expenses and other current assets	2,457	3,265

Total current assets	45,448	95,881
PROPERTY, PLANT AND EQUIPMENT — net	68,353	66,511
STATE RESEARCH AND DEVELOPMENT CREDIT EXCHANGE RECEIVABLE — net of current portion	813	1,030
OTHER ASSETS	203	61

TOTAL	$114,817	$163,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,621	$3,477
Accrued expenses and other current liabilities	11,567	8,194
Deferred compensation	—	1,373

Total current liabilities	16,188	13,044
OTHER LIABILITIES	43	76

Total liabilities	16,231	13,120

STOCKHOLDERS’ EQUITY:
Undesignated preferred stock, $0.01 par value—10,000,000 shares authorized; no shares issued or outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value—90,000,000 shares authorized; 32,833,188 and 32,756,237 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	328	327
Additional paid-in capital	590,530	592,999
Accumulated other comprehensive income	8	—
Deficit accumulated during the development stage	(492,280)	(442,963)

Total stockholders’ equity	98,586	150,363

TOTAL	$114,817	$163,483

The accompanying notes are an integral part of these consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

					Cumulative
					period
					from
					February 14, 1991
	Three Months Ended		Six Months Ended		(date of inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2005	2004	2005	2004	2005
Revenue	$—	$—	$—	$—	$2,858

Operating expenses:
Research and development	23,596	14,311	42,292	27,110	245,205
General and administrative	3,971	4,071	7,922	7,840	83,262
In-process research and development costs	—	—	—	—	19,726
Goodwill impairment	—	—	—	—	151,428

Total operating expenses	27,567	18,382	50,214	34,950	499,621

Loss from operations	(27,567)	(18,382)	(50,214)	(34,950)	(496,763)
Other income (expense)	7	14	21	75	(1,949)
Interest income	405	123	877	221	6,448

Loss before provision for income taxes	(27,155)	(18,245)	(49,316)	(34,654)	(492,264)
Income taxes	—	—	(1)	—	(16)

Net loss	(27,155)	(18,245)	(49,317)	(34,654)	(492,280)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	(612)	(22,260)
Accretion on redeemable preferred stock	—	4	—	(60)	(952)

Net loss applicable to common stockholders	$(27,155)	$(18,241)	$(49,317)	$(35,326)	$(515,492)

Net loss per share applicable to common stockholders – basic and diluted	$(0.83)	$(0.91)	$(1.50)	$(1.77)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	32,777	19,975	32,777	19,975

The accompanying notes are an integral part of these consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			Cumulative
			period from
			February 14,
			1991 (date of
			inception) to
	Six months ended June 30,		June 30,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,317)	$(34,654)	$(492,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,639	3,564	26,885
Stock-based compensation expense	(2,901)	2,377	21,345
Loss/(gain) on sale and abandonment/disposal of property and equipment	(24)	42	3,327
Accrued interest on investments, net of amortization of premiums	25	—	25
Loss on available-for-sale securities	—	52	229
Accrued interest on notes	—	(51)	(744)
Goodwill impairment	—	—	151,428
In-process research and development	—	—	19,726
Accrued interest expense on notes payable to stockholders	—	—	1,538
Discount on stockholder notes below market rate	—	—	241
Non-cash compensation expense of officer resulting from stockholder contribution	—	—	70
Changes in assets and liabilities:
State R&D credit exchange receivable	1,180	—	(1,350)
Prepaid expenses and other current assets	808	(794)	(2,457)
Restricted cash	565	(20)	(18)
Other assets	(142)	139	(203)
Accounts payable	1,144	(86)	4,621
Accrued expenses and other current liabilities	3,373	820	11,567
Other liabilities	(33)	16	41
Payment of deferred compensation	(1,373)	(271)	—

Net cash used in operating activities	(43,056)	(28,866)	(256,009)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(69,550)	(2,614)	(214,118)
Sales of marketable securities	58,195	500	190,990
Purchase of property and equipment	(5,547)	(2,518)	(98,747)
Proceeds from sale of property and equipment	90	—	182

Net cash used in investing activities	(16,812)	(4,632)	(121,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	433	4	321,004
Collection of Series C convertible preferred stock subscriptions receivable	—	18,153	50,000
Payable to stockholder		(1,406)	—

			Cumulative
			period from
			February 14,
			1991 (date of
			inception) to
	Six months ended June 30,		June 30,
	2005	2004	2005
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivables	—	—	1,742
Principal payments on notes payable	—	—	(1,667)
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Borrowings on notes payable	—	—	3,460

Net cash provided by financing activities	433	16,751	397,254

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(59,435)	(16,747)	19,552
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	78,987	47,020	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,552	$30,273	$19,552

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$1	$—	$16

Notes receivable by stockholder issued to officers	—	(225)	—

Accretion on redeemable convertible preferred stock	—	(60)	(952)

Increase in additional paid-in capital resulting from merger	—	—	171,154

Issuance of Series C convertible preferred stock subscriptions	—	—	50,000

Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)

Issuance of Series A redeemable convertible preferred stock	—	—	4,296

Issuance of common stock upon conversion of notes payable	—	—	3,331

Issuance of common stock for notes receivable	—	—	2,758

Issuance of put option by stockholder	—	—	(2,949)

Put option redemption by stockholder	—	—	1,921

Interest paid in cash	—	—	80

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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2005 may not be indicative of the results that may be expected for the full year.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these financial statements involve accrued expenses, the valuation of stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.
Reclassification — Auction rate securities amounting to $7.1 million previously included in cash and cash equivalents as of December 31, 2003 have been reclassified to marketable securities resulting in a reduction in cash equivalents for the beginning of the six months ended June 30, 2004 in the accompanying consolidated statements of cash flows.
The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. Since its inception through June 30, 2005 the Company has reported accumulated net losses of $492.3 million which includes a goodwill impairment charge of $151.4 million. Also, since its inception through June 30, 2005, the Company has reported negative cash flow from operations of $256.0 million. It is costly to develop therapeutic products and conduct clinical trials for these products. Based upon the Company’s current expectations, management believes the Company’s existing capital resources, including the net proceeds of approximately $170.5 million from its private placement in August 2005 (see Note 11), will enable it to continue planned operations into the third quarter of 2006. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. If planned operating results are not achieved or the Company is not successful in raising additional equity financing, management believes that planned expenditures could be reduced substantially, extending the time period over which the Company’s currently available capital resources will be adequate to fund the Company’s operations, on a reduced basis, through 2006.
2. Initial public offering
On August 2, 2004, the Company completed an initial public offering of its common stock at a price to the public of $14.00 per share. The Company sold 6,250,000 shares of common stock in the offering resulting in gross proceeds of $87.5 million. In connection with the offering, the Company paid $6.1 million in underwriting discounts and commissions to underwriters and incurred $2.2 million in other offering expenses. After deducting the underwriting discounts and commissions and other offering expenses, the Company received net proceeds from the offering of approximately $79.2 million. The Company had granted the underwriters a 30-day option to purchase up to an additional 937,500 shares of common stock from the Company to cover over-allotments, if any. This option was exercised for 307,100 shares on August 28, 2004 and closing occurred on September 1, 2004 with net proceeds to the Company of $4.0 million. Additionally, in connection with the initial public offering, all of the outstanding shares of the Company’s preferred stock were converted into shares of its common stock. Accordingly, the automatic conversion of preferred stock on August 2, 2004 into common stock is reflected in the accompanying consolidated financial statements. A summary of the terms of the offering can be found in the Prospectus filed by the Company pursuant to Rule 424(b) under the Securities Act of 1933, as amended with the SEC on July 28, 2004.
3. Accounting for stock-based compensation
The Company accounts for employee stock options and the employee stock purchase plan using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and its interpretations, and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123”), “Accounting for Stock-based Compensation”. Stock options issued to consultants are accounted for in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and Financial Accounting Standard Board (“FASB”) Interpretation No. 28 (“FIN 28”), “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. Accordingly, no compensation expense is recorded for options issued to employees with fixed amounts and fixed exercise prices which, for accounting purposes, are at least equal to the fair value of the Company’s common stock at the date of grant. Conversely, when the exercise price for accounting purposes is below fair value of the Company’s common stock on the date of grant, a non-cash charge to compensation expense is recorded for the amount equal to the difference between the exercise price and the fair value ratably over the term of the option vesting period. On October 7, 2003, the Company’s board of directors approved a repricing program for certain outstanding options to purchase shares of our common stock granted under each of our stock plans. Compensation cost for all options repriced under the repricing program is measured on a quarterly basis until the options expire or are exercised or canceled. The Company uses the fair-value method to account for non-employee stock-based compensation.
Stock options granted during the six months ended June 30, 2005 are as follows:

			Weighted
			Average
	Number	Exercise	Exercise
	of	Price	Price Per
	Shares	Per Share	Share
For the three months ended:
March 31, 2005	342,616	$13.02 - $14.72	$13.85
June 30, 2005	348,000	$12.52	$12.52
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
On May 24, 2005, the Company’s board of directors approved new hire and promotion stock option grants to purchase 290,500 shares of common stock which vest annually over four years at an exercise price of $12.52 per share. Additionally, options to purchase 57,500 shares of common stock were automatically granted on May 24, 2005, the day of the annual stockholders meeting, to non-employee directors pursuant to the 2004 Non-Employee Directors Stock Option Plan.
If the Company had determined compensation cost for grants issued during the current and prior periods based on the fair-value approach in accordance with SFAS No. 123, pro forma net loss and net loss per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net loss applicable to common stockholders — as reported	$(27,155)	$(18,241)	$(49,317)	$(35,326)
Add (deduct): Stock-based employee compensation expense (benefit) included in reported net loss	(2,460)	1,184	(3,180)	2,379
Deduct: Stock-based compensation expense determined under fair value method	(3,979)	(2,018)	(7,319)	(4,114)

Net loss applicable to common stockholders — pro forma	$(33,594)	$(19,075)	$(59,816)	$(37,061)

Net loss per share applicable to common stockholders (basic and diluted):
As reported	$(0.83)	$(0.91)	$(1.50)	$(1.77)
Pro forma	$(1.03)	$(0.95)	$(1.83)	$(1.86)
4. Net loss per common share
Basic net loss per common share excludes dilution for potentially dilutive securities and is computed by dividing the loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Common shares outstanding during the period include shares of common stock issued in exchange for notes receivable, including those that are being accounted for as in-substance stock options. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of redeemable convertible preferred stock, convertible preferred stock, stock options and warrants that are not included in the diluted net loss per share calculation, consisted of an aggregate of 4,497,904 shares and 7,236,452 shares as of June 30, 2005 and 2004, respectively.
5. State research and development credit exchange receivable
The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for foregoing the carryforward of the research and development income credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. The Company has recorded an offset to research and development expenses of $4.0 million through the year ended December 31, 2004 and an additional $0.3 million for the six months ended June 30, 2005 related to this research and development credit exchange program. Of these amounts, approximately $1.5 million consisted of cash received during 2004 and $1.5 million received in April 2005.
6. Property and equipment
Property and equipment consist of the following:

	As of:
	June 30,	December 31,
(in thousands)	2005	2004
Land	$5,273	$5,273
Buildings	9,566	9,566
Building improvements	38,534	37,397
Machinery and equipment	21,408	18,080
Computer equipment and software	3,747	3,308
Furniture, fixtures and office equipment	2,449	2,391
Leasehold improvements	677	627
Construction in progress	3,368	3,326
Deposits on equipment	5,911	5,911

	90,933	85,879
Less accumulated depreciation and amortization	(22,580)	(19,368)

Property and equipment, net	$68,353	$66,511

7. Common and preferred stock
The Company is authorized to issue 90,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized. As of December 31, 2004 and June 30, 2005, 32,756,237 and 32,833,188 shares of common stock, respectively, were issued and outstanding. No shares of preferred stock were issued and outstanding at December 31, 2004 and June 30, 2005.
8. Warrants
Warrants were issued during the years ended December 31, 1995 and 1996 to purchase shares of common stock. As of March 31, 2005, warrants to purchase 131,628 shares of common stock were outstanding and exercisable at a weighted average exercise price of $12.54 per share. The outstanding warrants range in exercise price from $12.53 to $12.70 per share and expire at various dates through 2007. Each warrant contains provisions for the adjustment of the exercise price and the number of shares issuable upon the exercise of the warrant in the event the Company declares any stock dividends or effects any stock split, reclassification or consolidation of its common stock. The warrants also contain a provision that provides for an adjustment to the exercise price and the number of shares issuable in the event that the Company issues securities for a per share price less than a specified price. During the second quarter ended June 30, 2005, warrants to purchase 110,888 shares of common stock were exchanged for 24,210 shares of common stock resulting in stock-based compensation expense of $245,000 based on a fair market value of common stock of $10.12 per share. As of June 30, 2005, warrants to purchase 20,740 shares of common stock remain outstanding and exercisable.
9. Recently issued accounting pronouncements
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of this statement will not have a material effect on its financial condition or results of operations.
In December 2004, the FASB issued SFAS No. 123R, “Share-based Payment: an Amendment of FASB Statements No. 123 and 95”. The statement requires companies to expense share-based payments to employees, including stock options, based on the fair value of the award at the grant date. The statement also eliminates the intrinsic value method of accounting for stock options permitted by APB No. 25, which the Company currently follows. In April 2005, the SEC deferred the effective date of SFAS No. 123R, and the Company is required to adopt the standard for the quarter that begins January 1, 2006. While the fair value method under SFAS No. 123R is very similar to the fair value method under SFAS No. 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on the Company’s financial statements. For example, SFAS No. 123 permits recognition of forfeitures as they occur while SFAS No. 123R will require estimating future forfeitures and adjusting estimates on a quarterly basis. SFAS No. 123R will also require a classification change in the statement of cash flows, whereby a portion of any tax benefit from stock options will move from operating cash flows to financing cash flows (total cash flows will remain unchanged). While the Company continues to evaluate the impact of SFAS No. 123R on its financial statements, management believes that the expensing of stock-based compensation will have an impact on the Company’s Statements of Operations similar to the pro forma disclosure under SFAS No. 123.
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
10. Commitments and contingencies
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
Additionally, the Company may be involved in various legal proceedings and other matters. In accordance with SFAS No. 5, Accounting for Contingencies, the Company would record a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. During the year ended December 31, 2000, the Company issued an aggregate 699,972 shares of common stock to three consultants in exchange for notes receivable aggregating approximately $10,891,000. The notes are collateralized by the underlying common stock, bear interest at fixed rates, and are payable in October 2005. The notes-for-stock transactions are being accounted for as in-substance stock option grants to non-employees. In November 2004, the borrowers notified the Company that they believed that they had entered into an agreement in October 2001 with the Company’s principal stockholder under which the stockholder would purchase from the borrowers some of the common stock, with the proceeds to be paid to the Company to pay down the notes. The borrowers informed the Company that they believe both the Company and its majority stockholder are in breach of certain agreements related to the transaction and indicated they intend to seek alleged damages arising from any failure of the agreement to be performed. The Company is in discussion with the borrowers and has concluded that the matter does not have any financial statement impact as of June 30, 2005. The Company believes that the ultimate resolution of this matter will not have a material impact on the Company’s financial position or results of operations.
Further, in November 2004, the Company learned that the parent company of a vendor with whom the Company has equipment deposits in the amount of $2.9 million as of June 30, 2005 is experiencing financial difficulties. The vendor has indicated it intends to supply the equipment against which the deposits were made. The vendor and its parent company are located in France, and the Company has engaged counsel in France to assist it in evaluating the matter. The Company has assessed this matter in accordance with SFAS No. 5 and concluded that, based on currently available information, a loss accrual is not warranted.
In May 2005, the Company’s former Chief Medical Officer, filed a complaint against the Company in the California Superior Court, County of Los Angeles. Wayman Wendell Cheatham, M.D. v. MannKind Corporation, Case No. BC333845. The complaint alleges causes of action for wrongful termination in violation of public policy, breach of contract and retaliation, in connection with the Company’s termination of Dr. Cheatham’s employment. In the complaint, Dr. Cheatham seeks compensatory, punitive and exemplary damages in excess of $2.0 million as well as reimbursement of attorneys’ fees. In June 2005, the Company answered the complaint, generally denying each of Dr. Cheatham’s allegations and asserting various defenses. The Company believes the allegations in the complaint are without merit and intends to vigorously defend against them. The Company also filed a cross-complaint against Dr. Cheatham, alleging claims for libel per se, trade libel, breach of contract, breach of the implied covenant of good faith and fair dealing and breach of the duty of loyalty. The libel claims arise out of certain false and malicious statements Dr. Cheatham made after his termination in a letter to the Food and Drug Administration (“FDA”) with regard to a request by the Company to hold a meeting with the FDA. The remaining causes of action in the cross-complaint arise out of Dr. Cheatham’s undisclosed consulting relationship with a Company competitor during his employment with the Company. In July 2005, Dr. Cheatham filed a demurrer and motion to strike the Company’s cross-complaint under California’s anti-SLAPP statute, the hearing for which is scheduled for September 2005. All discovery in the case is stayed pending the court’s ruling on the motion to strike. The Company believes that the ultimate resolution of this matter will not have a material impact on the Company’s financial position or results of operations.
11. Subsequent event
On August 2, 2005, the Company entered into a definitive purchase agreement for a $175 million private placement of newly issued shares of common stock and the concurrent issuance of warrants for the purchase of additional shares of common stock to accredited investors. Alfred E. Mann, the Company’s Chairman of the Board and Chief Executive Officer, purchased $87.3 million of securities and institutional investors purchased $87.5 million in securities. The private placement closed on August 5, 2005 resulting in net proceeds of $170.5 million. Upon the close of the private placement, the Company issued approximately 17.1 million shares of common stock and warrants to purchase up to approximately 3.4 million shares of common stock at an exercise price of $12.228 per share. The warrants will be exercisable beginning on January 1, 2006 and expire on August 5, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors” and elsewhere in this quarterly report on Form 10-Q. The interim financial statements and this Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed pursuant to Section 13 of the Securities Exchange Act of 1934. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.
OVERVIEW
We are a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes and cancer. We are currently in Phase 3 clinical trials in the United States and Europe of our lead product, the Technosphere Insulin System, to study its safety and efficacy in the treatment of diabetes. This therapy consists of a proprietary dry powder Technosphere formulation of insulin that is inhaled into the deep lung using our proprietary MedTone inhaler. We believe that the combination of unique performance characteristics, including the rapid transfer of the insulin into the blood and the significantly higher bioavailability, and the convenience and ease of use of the Technosphere Insulin System may have the potential to change the way diabetes is treated.
We are developing additional applications for our proprietary Technosphere platform technology by formulating other drugs for pulmonary delivery, primarily for metabolic and immunological diseases. We are also developing therapies for the treatment of solid-tumor cancers.
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
To date, we have not generated any product revenues, and except for our recently completed initial public offering, we have funded our operations primarily through private placements of equity securities. We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of June 30, 2005, we have incurred a cumulative net loss of $492.3 million which includes a goodwill impairment charge of $151.4 million. We do not anticipate receiving revenues from the sales of any product prior to regulatory approval and commercialization of our Technosphere Insulin System. We expect to make substantial and increasing expenditures and to incur additional operating losses for at least the next several years as we:
•	continue the clinical development and commercialization of our Technosphere Insulin System for the treatment of diabetes;

•	expand our manufacturing operations and quality systems to meet our currently anticipated commercial production needs as we advance the Technosphere Insulin System through Phase 3 clinical trials and into commercialization;

•	expand our other research, discovery and development programs focused primarily on the development of therapies for cancer;

•	expand our proprietary Technosphere platform technology and develop additional applications for the delivery of other drugs; and

•	enter into sales and marketing collaborations with other companies, if available on commercially reasonable terms, or develop these capabilities ourselves.

We have a limited history of operations with our current management team. To date, we have not generated any revenues from sales of any product. We currently do not have the required approvals to market any of our product candidates, and we may not receive them. We may not be profitable even if we succeed in commercializing any of our product candidates.
Since 1991, we have been successful in completing several rounds of private equity financing. In 2003, we raised $100.0 million through private placements of our equity securities, comprised of 3,493,194 shares of common stock and 980,392 shares of Series C convertible preferred stock. On August 2, 2004, we sold 6,250,000 shares of common stock in an initial public offering for aggregate gross proceeds of $87.5 million. The underwriters exercised 307,100 shares of the over-allotment option on August 28, 2004, and the closing occurred on September 1, 2004 for aggregate gross proceeds of $4.3 million. After deducting the underwriters’ commission and offering expenses, we received aggregate net proceeds of $83.2 million. On August 5, 2005, we sold 17,131,682 shares of common stock and warrants to purchase up to 3,426,340 shares of common stock for aggregate gross proceeds of $175 million. After deducting expenses, we received aggregate net proceeds of $170.5 million.
Our business is subject to significant risks, including but not limited to the risks inherent in our ongoing clinical trials and the regulatory approval process, the results of our research and development efforts, competition from other products and technologies and uncertainties associated with obtaining and enforcing patent rights.
RESEARCH AND DEVELOPMENT EXPENSES
Our research and development expenses consist mainly of costs associated with the clinical trials of our product candidates which have not yet received regulatory approval for marketing and for which no alternative future use has been identified. This includes the salaries, benefits and stock-based compensation of research and development personnel, laboratory supplies and materials, facility costs, costs for consultants and related contract research, licensing fees, and depreciation of laboratory equipment. We track research and development costs by the type of cost incurred. We partially offset research and development expenses with the recognition of estimated amounts receivable from the State of Connecticut pursuant to a program under which we can exchange qualified research and development income tax credits for cash.
Our research and development staff conducts our internal research and development activities, which include research, product development, clinical development and manufacturing and related activities. This staff is divided between our facilities in Valencia, California, Paramus, New Jersey and Danbury, Connecticut. We expense research and development costs as we incur them.
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
We expect general and administrative expenses to increase significantly, in part due to increased (non-cash) stock compensation expense resulting in part from the anticipated adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-

based Payment: an Amendment of FASB Statement 123 and 95. See “Note 3 — Accounting for stock-based compensation” in the footnotes to our financial statements. Also, we became a public company in July 2004. As a public company, we expect our general and administrative expenses to increase significantly in such areas as audit and legal fees, internal control compliance and insurance. A significant portion of these increases will be paid directly to third parties; most of the remainder will be related to increased staffing in these areas.
CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies as described in Item 7 to our Annual Report on Form 10-K for the year ended December 31, 2004, under the caption “Critical Accounting Policies”.
Results of Operations
Three Months Ended June 30, 2005 and 2004
Revenues
No revenues were recorded for the three months ended June 30, 2005 or 2004. We do not anticipate receiving revenues from the sales of any product prior to regulatory approval and commercialization of our Technosphere Insulin System.
Research and Development Expense
Research and development expenses increased by $9.3 million to $23.6 million for the three months ended June 30, 2005 compared to $14.3 million for the three months ended June 30, 2004, an increase of 65.0%. The increase was primarily due to ongoing expenses in 2005 related to our Technosphere Insulin System. Continuation of preclinical and clinical studies in 2005 increased research expenditures by $7.9 million, which also resulted in increased manufacturing costs of $0.5 million to supply clinical trial materials and our continued validation of our manufacturing system. Additionally, research activity related to expanding our proprietary Technosphere platform technology, developing additional applications for the delivery of other drugs and the discovery and development of programs primarily focused on cancer therapies resulted in increased research expenditures of $1.1 million in 2005. Offsetting the total increase in research and development expenses of $9.5 million was the recognition of an estimated $0.2 million value-added tax receivable. We anticipate that our research and development expenses associated with our Technosphere Insulin System, expanding our Technosphere platform technology and the pursuit of cancer therapies will increase significantly. Specifically, we anticipate increased expenses related to the continuation of existing, and initiation of new, clinical trials and the resulting manufacturing costs associated with producing materials for these clinical trials.
General and Administrative Expense
General and administrative expenses decreased by $0.1 million to $4.0 million for the three months ended June 30, 2005 compared to $4.1 million for the three months ended June 30, 2004, a decrease of 2.4%. The decrease was primarily due to a $2.5 million decrease in stock compensation expense resulting from the effect of the fluctuation of our stock price on the valuation of stock options that were repriced in November 2003 which was offset by increased salaries and other employee related expenses of $0.8 million and various other general and administrative expenses which increased by $1.5 million, such as insurance, accounting and legal fees incurred as a result of operating as a public company.
Other Income
Other income of $7,000 and $14,000 for the three months ended June 30, 2005 and 2004, respectively, relates primarily to dividend income from available-for-sale securities.
Interest Income
Interest income increased by $282,000 to $405,000 for the three months ended June 30, 2005 compared to $123,000 for the three months ended June 30, 2004. The increase was primarily due to higher levels of cash equivalents and marketable securities available for investment during 2005 compared to 2004.

Six Months Ended June 30, 2005 and 2004
Revenues
No revenues were recorded for the six months ended June 30, 2005 or 2004.
Research and Development Expense
Research and development expenses increased by $15.2 million to $42.3 million for the six months ended June 30, 2005 compared to $27.1 million for the six months ended June 30, 2004, an increase of 56.1%. The increase was primarily due to ongoing expenses in 2005 related to our Technosphere Insulin System. Continuation of preclinical and clinical studies in 2005 increased research expenditures by $13.0 million, which also resulted in increased manufacturing costs of $1.6 million to supply clinical trial materials and our continued validation of our manufacturing system. Additionally, research activity related to expanding our proprietary Technosphere platform technology, developing additional applications for the delivery of other drugs and the discovery and development of programs primarily focused on cancer therapies resulted in increased research expenditures of $1.2 million in 2005. Offsetting the total increase in research and development expenses of $15.8 million was the recognition of an estimated $0.3 million receivable from the State of Connecticut pursuant to a program under which we can exchange qualified research and development income tax credits for cash and $0.2 million value-added tax receivable.
General and Administrative Expense
General and administrative expenses increased by $0.1 million to $7.9 million for the six months ended June 30, 2005 compared to $7.8 million for the six months ended June 30, 2004, an increase of 1.3%. The increase was primarily due to increased salaries and other employee related expenses of $1.5 million and various other general and administrative expenses which increased by $2.3 million, such as insurance, accounting and legal fees incurred as a result of operating as a public company. This increase was offset by a $4.0 million decrease in stock compensation expense resulting from the effect of the fluctuation of our stock price on the valuation of stock options that were repriced in November 2003.
Other Income
Other income of $21,000 and $75,000 for the six months ended June 30, 2005 and 2004, respectively, relates primarily to dividend income from available-for-sale securities.
Interest Income
Interest income increased by $656,000 to $877,000 for the six months ended June 30, 2005 compared to $221,000 for the six months ended June 30, 2004. The increase was primarily due to higher levels of cash and marketable securities available for investment during 2005 compared to 2004.
Deemed Dividend
The deemed dividend of $612,000 for the six months ended June 30, 2004 represents the beneficial conversion charge to common stockholders related to the downward adjustment of the Series B preferred stock conversion price. No further deemed dividend has been recognized as all outstanding preferred stock automatically converted into common stock at the close of the initial public offering in the third quarter of 2004.
LIQUIDITY AND CAPITAL RESOURCES
Prior to our initial public offering, we have historically funded our operations primarily through the private placement of equity securities with our majority stockholder and his affiliated entities, who have invested approximately $228.5 million of the approximately $328.5 million that we have raised prior to the closing of our initial public offering on August 2, 2004. In 2003, we raised $100.0 million through private placements of our equity securities, comprising 3,493,194 shares of common stock sold at a weighted average price of $14.31 per share, and 980,392 shares of Series C convertible preferred stock that were subscribed for at a price of $51.00 per preferred share.

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
On August 5, 2005, we closed a $175.0 million private placement of newly issued shares of common stock and the concurrent issuance of warrants for the purchase of additional shares of common stock to accredited investors. We sold 17,132,000 shares of our common stock in the private placement, together with warrants to purchase up to 3,426,000 share of common stock at an exercise price of $12.228 per share. In connection with this private placement, we paid $4.4 million in commissions to our placements agents which resulted in net proceeds of approximately $170.5 million.
During the six months ended June 30, 2005, operating activities used $43.1 million of cash. Net cash used by operating activities during this period resulted primarily from a net loss of $49.3 million, which included a credit to non-cash stock-based compensation of $2.9 million and depreciation of $3.6 million. Additionally, accounts payable and accrued expenses increased by an aggregate of $4.5 million and prepaid expenses and other current assets decreased by an aggregate of $1.4 million. Deferred compensation of $1.4 million was repaid in May 2005 and $1.5 million was received in May 2005 related to the Connecticut research and development tax credit exchange. We expect our negative operating cash flow to continue for several years.
During the six months ended June 30, 2005, investing activities used $16.8 million of cash. This use of cash was for purchases of equipment of $5.6 million and net purchases of marketable securities of $11.4 million. Our efforts with respect to our Technosphere Insulin System include expansion of our manufacturing operations and quality systems. Accordingly, we expect to make significant purchases of equipment in the foreseeable future.
During the six months ended June 30, 2005, financing activities provided $0.4 million in cash from the exercise of options and the sale of 28,878 shares through our Employee Stock Purchase Plan on June 30, 2005.
As of June 30, 2005, we had $42.4 million in cash, cash equivalents and marketable securities. Although we believe our existing cash resources, including the net proceeds of $170.5 million from our private placement in August 2005, will be sufficient to fund our anticipated cash requirements into the third quarter of 2006, we will require significant additional financing in the future to fund our operations. We intend to seek additional funding through public or private equity financing, arrangements with corporate partners or other sources. There can be no assurance that we will be able to obtain such additional capital or enter into such relationships with corporate partners on a timely basis, on favorable terms, or at all. If adequate funds are not available, we may be required to delay, reduce or eliminate expenditures for certain of our programs, including our Technosphere Insulin development activities. Because the majority of our expenses in the next twelve months can be reduced or eliminated in a relatively short period, we believe that if we are unable to obtain additional capital we can continue activities, on a reduced basis, through 2006.
We intend to use our capital resources to continue the development of our Technosphere Insulin System and to develop additional applications for our proprietary Technosphere platform technology. In addition, portions of our capital resources will be devoted to expanding our other product development programs for the treatment of solid-tumor cancers. We anticipate that we will expend a portion of our capital to scale up our manufacturing capabilities in our Danbury facilities. We also intend to use our capital resources for general corporate purposes, which may include in-licensing or acquiring additional technologies.
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
Off-Balance Sheet Arrangements
As of June 30, 2005, we did not have any off-balance sheet arrangements as defined under Item 303(a)(4)(ii) of SEC Regulation S-K.
Contractual Obligations
Our contractual obligations consist of operating leases, purchase obligations and capital lease commitments which are included in the table below.
Future payments under our operating lease obligations and open purchase commitments consist of the following at June 30, 2005 (in thousands):

	Payments due in
				More
	Less than	1-3	3-5	than
Purchase commitments and lease obligations	1 Year	years	years	5 years	Total
Open purchase order commitments (1)	$28,702	$13,793	$—	$—	$42,495

Operating lease obligations	284	1,002	499	—	1,785

Total	$28,986	$14,795	$499	$—	$44,280

(1)	The amounts included in open purchase order commitments are subject to performance under the purchase order by the supplier of the goods or services and do not become our obligation until such performance is rendered. The amount shown is principally for the purchase of materials for our clinical trials and the acquisition of manufacturing equipment.
Recently Issued Accounting Pronouncements
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of this statement will not have a material effect on its financial condition or results of operations.
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
We have never been profitable, and, as of June 30, 2005, we had an accumulated deficit of $492.3 million. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates. This accumulated deficit may increase significantly as we expand development and clinical trial efforts. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Our ability to achieve and sustain profitability depends upon obtaining regulatory approvals for and successfully commercializing our Technosphere Insulin System, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates, and we may not receive them. We may not be profitable even if we succeed in commercializing any of our product candidates. As a result, we cannot be sure when we will become profitable, if at all.
If we fail to raise additional capital, our financial condition and business will suffer.
It is costly to develop therapeutic products and conduct clinical trials for these products. Although we currently are focusing on our Technosphere Insulin System as our lead product candidate, we may in the future conduct clinical trials for a number of additional product candidates. Our future revenues may not be sufficient to support the expense of these activities.
Based upon our current expectations, we believe that our existing capital resources, including the net proceeds from our private placement in August 2005, will enable us to continue planned operations into the third quarter of 2006. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Accordingly, we expect that we will need to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration or the establishment of other funding facilities, in order to continue the development and commercialization of our Technosphere Insulin System and other product candidates and to support our other ongoing activities. The amount of additional funds we need will depend on a number of factors, including:
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
A significant portion of the research that we are conducting involves new and unproven compounds and technologies, including our Technosphere Insulin System, Technosphere platform technology and immunotherapy product candidates. Research programs to identify new product candidates require substantial technical, financial and human resources. Even if our research programs identify candidates that initially show promise, these candidates may fail to progress to clinical development for any number of reasons, including discovery upon further research that these candidates have adverse effects or other characteristics that indicate they are unlikely to be effective drugs or therapeutics. In addition, the clinical results we obtain at one stage are not necessarily indicative of future testing results. If we fail to successfully complete the development and commercialization of our Technosphere Insulin System or develop or expand our other product candidates, or are significantly delayed in doing so, our business and results of operations will be harmed and the value of our stock could decline.
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
We initially are focusing on the development of the Technosphere Insulin System for the treatment of diabetes, and we face intense competition in this area. Pfizer, Inc. and Sanofi-Aventis, in collaboration with Nektar Therapeutics, have been conducting Phase 3 clinical trials for the Exubera product. In March 2004, these collaborators filed a submission seeking regulatory approval in Europe, and in March 2005, their new drug application, or NDA, was accepted by the FDA. Novo Nordisk A.S. has a pulmonary insulin product in development. In July 2005, Eli Lilly and Company, in collaboration with Alkermes, Inc., initiated a Phase 3 clinical trial required for registration of their inhaled insulin system and to define the safety and efficacy of the Lilly/Alkermes product. In addition, a number of established pharmaceutical companies have or are developing proprietary technologies or have entered into arrangements with, or acquired, companies with technologies for the treatment of diabetes. We also face substantial competition for the development of our other product candidates.
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
If we are not able to enter into a collaboration on terms that are favorable to us for our products, we could be required to undertake and fund product development, clinical trials, manufacturing and marketing activities solely at our own expense. For example, we are currently evaluating potential collaborations with respect to our Technosphere Insulin System. We currently estimate that the cost of a self-funded Phase 3 program over the next 12 months would be in the range of $150 to $175 million. However, this estimate may change based on how the program proceeds. Failure to enter into a collaboration with respect to our Technosphere Insulin System following initial Phase 3 clinical trials or with respect to any other product candidate could substantially increase our requirements for capital, which might not be available on favorable terms, if at all. Alternatively, we would have to substantially reduce our development efforts, which would delay or otherwise impede the commercialization of our product candidates.
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
We have initiated the second of our Phase 3 studies, a pivotal safety study of our Technosphere Insulin System, primarily to evaluate pulmonary function during long term use. Our Technosphere Insulin System is intended for multiple uses per day. Due to the size and time frame over which the clinical trials are conducted, the results of clinical trials may not be indicative of the effects of long-term use. If long-term use of our product results in adverse health effects or reduced efficacy or both, the FDA or other regulatory agencies may terminate our ability to market and sell our Technosphere Insulin System, may narrow the approved indications for use or otherwise require restrictive product labeling or marketing, or may require further clinical trials, which may be time-consuming and expensive, and may not produce favorable results.
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
The loss of the services of any principal member of our management and scientific staff could significantly delay or prevent the achievement of our scientific and business objectives. All of our employees are “at will” and we currently do not have employment agreements with any of the principal members of our management or scientific staff, and we do not have key person life insurance to cover the loss of any of these individuals. Replacing key employees may be difficult and time-consuming because of the limited number of individuals in our industry with the skills and experience required to develop, gain regulatory approval of and commercialize our product candidates successfully. In May 2005, we terminated Dr. Cheatham’s employment. Although Mr. Edstrom has assumed Dr. Cheatham’s management responsibilities while we search for a senior executive to lead our development operations, there can be no assurance that we will be able to recruit such an individual with the appropriate skills and experience.
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
We have been sued by our former Chief Medical Officer. As a result of this litigation, we may incur material costs and suffer other consequences, which may adversely affect us.
In May 2005, Dr. Cheatham filed a complaint against us in the California Superior Court. The complaint alleges causes of action for wrongful termination in violation of public policy, breach of contract and retaliation in connection with the termination of Dr. Cheatham’s employment. In the complaint, Dr. Cheatham seeks compensatory, punitive and exemplary damages in excess of $2.0 million as well as reimbursement of attorneys’ fees. In June 2005, we answered the complaint and also filed a cross-complaint against Dr. Cheatham, alleging claims for libel per se, trade libel, breach of contract, breach of the implied covenant of good faith and fair dealing and breach of the duty of loyalty. In July 2005, Dr. Cheatham filed a demurrer and motion to strike our cross-complaint under California’s anti-SLAPP statute.
The litigation will result in costs and divert management’s attention and resources, any of which could adversely affect our business, results of operations or financial position. We are also concerned that, despite the findings by an independent counsel following an investigation and despite the endorsement of the independent counsel’s report by our board of directors, investors could give undue weight to Dr. Cheatham’s allegations, resulting in damage to our reputation, or the FDA could begin an investigation, either of which could adversely affect the trading price of our common stock. If we are not successful in this litigation, we could be forced to make a significant settlement or judgment payment to Dr. Cheatham, which could adversely affect our business, results of operations or financial position.
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
Mr. Mann has been our primary source of financing to date. Following the close of our private placement on August 5, 2005, Mr. Mann beneficially owned approximately 48.7% of our outstanding shares of capital stock. Members of Mr. Mann’s family beneficially owned at least an additional 1.6% of our outstanding shares of common stock, although Mr. Mann does not have voting or investment power with respect to these shares. By virtue of his holdings, Mr. Mann can and will continue to be able to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.
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
As of June 30, 2005, we had approximately 32.8 million shares of common stock outstanding, all of which are available for public sale, subject in some cases to volume and other limitations. Also as of June 30, 2005, holders of 916,715 shares of our common stock and the holders of warrants to purchase 20,740 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On August 5, 2005, we sold approximately17.1 million shares of common stock in a private placement, together with warrants to purchase approximately 3.4 million shares of common stock. Under the terms of the private placement, we are required to file a resale registration statement covering the shares and warrant shares sold in the private placement by September 4, 2005 and use our best efforts to have that registration statement declared effective.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not used derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain a highly liquid short-term investment portfolio consisting mainly of US money market funds and government and investment-grade corporate debt. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by ten percent from levels at June 30, 2005, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.
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
There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In May 2005, our former Chief Medical Officer filed a complaint against us in the California Superior Court, County of Los Angeles. Wayman Wendell Cheatham, M.D. v. MannKind Corporation, Case No. BC333845. The complaint alleges causes of action for wrongful termination in violation of public policy, breach of contract and retaliation, in connection with our termination of Dr. Cheatham’s employment. In the complaint, Dr. Cheatham seeks compensatory, punitive and exemplary damages in excess of $2.0 million, as well as reimbursement of attorneys’ fees. In June 2005, we answered the complaint, generally denying each of Dr. Cheatham’s allegations and asserting various defenses. We believe the allegations in the complaint are without merit and intend to vigorously defend against them. We also filed a cross-complaint against Dr. Cheatham, alleging claims for libel per se, trade libel, breach of contract, breach of the implied covenant of good faith and fair dealing and breach of the duty of loyalty. The libel claims arise out of certain false and malicious statements Dr. Cheatham made after his termination in a letter to the FDA with regard to a request by us to hold a meeting with the FDA. The remaining causes of action in the cross-complaint arise out of Dr. Cheatham’s undisclosed consulting relationship with a competitor during his employment with us. In July 2005, Dr. Cheatham filed a demurrer and motion to strike our cross-complaint under California’s anti-SLAPP statute, the hearing for which is scheduled for September 2005. All discovery in the case is stayed pending the court’s ruling on the motion to strike.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) Unregistered Sales of Equity Securities
In June 2005, the Company issued 24,210 shares of its common stock to 12 holders of warrants to purchase the Company’s common stock in exchange for the cancellation of such warrants. No commission or other remuneration was paid or given directly or indirectly for soliciting the exchange. For these issuances, the Company relied on the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended.
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
As of June 30, 2005, we estimate that we had used approximately $70.6 million of the net proceeds of our initial public offering for operating activities and approximately $8.9 million of the net proceeds for the purchase of manufacturing equipment. The remainder of the net proceeds has been invested into short-term securities and cash equivalents.
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
     (c) Repurchases
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our Annual Meeting of Stockholders, held on May 24, 2005, the following members were re-elected to the Board of Directors:

	Affirmative	Votes
	Votes	Withheld
Terms expiring in 2006
Alfred E. Mann	28,802,047	7,750
Hakan S. Edstrom	28,806,077	3,720
Kathleen Connell, Ph.D.	28,805,392	4,405
Ronald Consiglio	28,798,975	10,822
Michael Friedman, M.D.	28,783,702	26,095
Llew Keltner, M.D., Ph.D.	28,787,637	22,160
Kent Kresa	28,761,183	48,614
David H. MacCallum	28,806,202	3,595
Henry L. Nordhoff	28,807,147	2,650
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of August 2005.

By:	/s/ RICHARD L. ANDERSON
Richard L. Anderson
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)