Form 10-Q
period 2005-09-30
MANNKIND CORP
filed 2005-11-14
CIK 899460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 000-50865
MannKind Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3607736 (I.R.S. Employer Identification No.)

28903 North Avenue Paine Valencia, California (Address of principal executive offices)	91355 (Zip Code)
(661) 775-5300
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 8, 2005, there were 50,234,454 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION
Form 10-Q
For the Quarterly Period Ended September 30, 2005

Page
Number
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets: September 30, 2005 and December 31, 2004	3
Consolidated Statements of Operations: Three months and nine months ended September 30, 2005 and 2004 and the period from inception (February 14, 1991) to September 30, 2005	4
Consolidated Statements of Cash Flows: Nine months ended September 30, 2005 and 2004 and the period from inception (February 14, 1991) to September 30, 2005	5
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	35
Item 4. Controls and Procedures	36
PART II: OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3. Defaults Upon Senior Securities	37
Item 4. Submission of Matters to a Vote of Security Holders	37
Item 5. Other Information	37
Item 6. Exhibits	38
Signature	39
Exhibit 31.1	40
Exhibit 31.2	41
Exhibit 32	42
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$69,238	$78,987
Marketable securities	113,166	11,546
Restricted cash	18	583
State research and development credit exchange receivable	1,233	1,500
Prepaid expenses and other current assets	3,451	3,265

Total current assets	187,106	95,881
PROPERTY, PLANT AND EQUIPMENT – net	71,387	66,511
STATE RESEARCH AND DEVELOPMENT CREDIT EXCHANGE RECEIVABLE – net of current portion	1,249	1,030
OTHER ASSETS	282	61

TOTAL	$260,024	$163,483

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,407	$3,477
Accrued expenses and other current liabilities	13,553	8,194
Deferred compensation	—	1,373

Total current liabilities	18,960	13,044
OTHER LIABILITIES	36	76

Total liabilities	18,996	13,120

STOCKHOLDERS’ EQUITY:
Undesignated preferred stock, $0.01 par value—10,000,000 shares authorized; no shares issued or outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value—90,000,000 shares authorized; 50,205,534 and 32,756,237 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	501	327
Additional paid-in capital	764,529	592,999
Accumulated other comprehensive income	8	—
Deficit accumulated during the development stage	(524,010)	(442,963)

Total stockholders’ equity	241,028	150,363

TOTAL	$260,024	$163,483

The accompanying notes are an integral part of these consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

					Cumulative period
					from February 14,
					1991 (date of
	Three months ended		Nine months ended		inception) to
	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005
Revenue	$—	$—	$—	$—	$2,858

Operating expenses:
Research and development	24,466	11,790	66,758	38,901	269,671
General and administrative	8,396	8,713	16,318	16,552	91,658
In-process research and development costs	—	—	—	—	19,726
Goodwill impairment	—	—	—	—	151,428

Total operating expenses	32,862	20,503	83,076	55,453	532,483

Loss from operations	(32,862)	(20,503)	(83,076)	(55,453)	(529,625)
Other income (expense)	(29)	37	(8)	112	(1,978)
Interest income	1,161	278	2,038	499	7,609

Loss before provision for income taxes	(31,730)	(20,188)	(81,046)	(54,842)	(523,994)
Income taxes	—	—	(1)	—	(16)

Net loss	(31,730)	(20,188)	(81,047)	(54,842)	(524,010)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	(19,210)	—	(19,822)	(22,260)
Accretion on redeemable preferred stock	—	—	—	(60)	(952)

Net loss applicable to common stockholders	$(31,730)	$(39,398)	$(81,047)	$(74,724)	$(547,222)

Net loss per share applicable to common stockholders – basic and diluted	$(0.73)	$(1.40)	$(2.23)	$(3.29)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	43,460	28,051	36,373	22,687

The accompanying notes are an integral part of these consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			Cumulative
			period from
			February 14,
			1991 (date of
	Nine months ended		inception) to
	September 30,		September 30,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(81,047)	$(54,842)	$(524,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,463	5,370	28,709
Stock-based compensation expense (benefit)	(587)	9,381	23,659
Loss/(gain) on sale and abandonment/disposal of property and equipment	(1)	365	3,350
Accrued interest on investments, net of amortization of premiums	(107)	—	(107)
Loss on available-for-sale securities	—	94	229
Accrued interest on notes	—	(78)	(744)
Goodwill impairment	—	—	151,428
In-process research and development	—	—	19,726
Accrued interest expense on notes payable to stockholders	—	—	1,538
Discount on stockholder notes below market rate	—	—	241
Non-cash compensation expense of officer resulting from stockholder contribution	—	—	70
Changes in assets and liabilities:
State R&D credit exchange receivable	48	(4,026)	(2,482)
Prepaid expenses and other current assets	(186)	(187)	(3,451)
Other assets	(221)	140	(282)
Accounts payable	1,930	(497)	5,407
Accrued expenses and other current liabilities	5,359	2,367	13,553
Other liabilities	(40)	(62)	34
Payment of deferred compensation	(1,373)	(271)	—

Net cash used in operating activities	(70,762)	(42,246)	(283,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(216,200)	(4,999)	(360,768)
Sales of marketable securities	114,695	1,730	247,490
Purchase of property and equipment	(10,428)	(4,632)	(103,628)
Proceeds from sale of property and equipment	90	—	182
Restricted cash	565	(22)	(18)

Net cash used in investing activities	(111,278)	(7,923)	(216,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants for cash	172,291	83,173	492,862
Collection of Series C convertible preferred stock subscriptions receivable	—	18,153	50,000
Payable to stockholder	—	(1,406)	—

			Cumulative
			period from
			February 14,
			1991 (date of
	Nine months ended		inception) to
	September 30,		September 30,
	2005	2004	2005
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivables	—	—	1,742
Principal payments on notes payable	—	—	(1,667)
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Borrowings on notes payable	—	—	3,460

Net cash provided by financing activities	172,291	99,920	569,112

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(9,749)	49,751	69,238
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	78,987	47,020	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$69,238	$96,771	$69,238

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$1	$—	$16

Notes receivable by stockholder issued to officers	—	(225)	—

Accretion on redeemable convertible preferred stock	—	(60)	(952)

Increase in additional paid-in capital resulting from merger	—	—	171,154

Issuance of Series C convertible preferred stock subscriptions	—	—	50,000

Issuance of Series A redeemable convertible preferred stock	—	—	4,296

Conversion of Series A redeemable convertible preferred stock	—	(5,188)	(5,248)

Issuance of common stock upon conversion of notes payable	—	—	3,331

Issuance of common stock for notes receivable	—	—	2,758

Issuance of put option by stockholder	—	—	(2,949)

Put option redemption by stockholder	—	—	1,921

Interest paid in cash	—	—	80

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

MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of business and basis of presentation
The accompanying unaudited consolidated financial statements of MannKind Corporation (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest audited annual financial statements. The audited statements for the year ended December 31, 2004 are included in the annual report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005.
On July 22, 2004, the Company effected a one-for-three reverse stock split of its common stock. All share and per share amounts included in these unaudited consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2005 may not be indicative of the results that may be expected for the full year.
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
Reclassification — Auction rate securities amounting to $7.1 million previously included in cash and cash equivalents as of December 31, 2003 have been reclassified to marketable securities resulting in a reduction in cash equivalents for the beginning of the nine months ended September 30, 2004 in the accompanying consolidated statements of cash flows.
The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. Since its inception through September 30, 2005 the Company has reported accumulated net losses of $524.0 million which includes a goodwill impairment charge of $151.4 million. Also, since its inception through September 30, 2005, the Company has reported negative cash flow from operations of $283.1 million. It is costly to develop therapeutic products and conduct clinical trials for these products. Based upon the Company’s current expectations, management believes the Company’s existing capital resources, including the net proceeds of approximately $170.2 million from its private placement in August 2005, will enable it to continue planned operations into the third quarter of 2006. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. If planned operating results are not achieved or the Company is not successful in raising additional equity financing or entering into a collaborative agreement, management believes that planned expenditures could be reduced substantially, extending the time period over which the Company’s currently available capital resources will be adequate to fund the Company’s operations, on a reduced basis, through 2006.
2. Financings
On August 2, 2004, the Company completed an initial public offering of its common stock at a price to the public of $14.00 per share. The Company sold 6,250,000 shares of common stock in the offering resulting in net proceeds of $79.2 million. In connection with this offering, the underwriters exercised an option to purchase 307,100 shares which closed on September 1, 2004 with net proceeds to the Company of $4.0 million. Additionally, in connection with the initial public offering, all of the outstanding shares of the Company’s preferred stock were converted into shares of its common stock. Accordingly, the automatic conversion of preferred stock on August 2, 2004 into common stock is reflected in the accompanying consolidated financial statements. A summary of the terms of the offering can be found in the Prospectus filed by the Company pursuant to Rule 424(b) under the Securities Act of 1933, as amended with the SEC on July 28, 2004.
On August 5, 2005, the Company closed a $175.0 million private placement of newly issued shares of common stock and the concurrent issuance of warrants for the purchase of additional shares of common stock to accredited investors including the principal stockholder who purchased $87.3 million of the private placement. The Company sold 17,132,000 shares of common stock in the private placement, together with warrants to purchase up to 3,426,000 shares of common stock at an exercise price of $12.228 per share. In connection with this private placement, the Company paid $4.5 million in commissions to the placements agents and incurred $0.3 million in other offering expenses which resulted in net proceeds of approximately $170.2 million.
3. Investment in securities
The following is a summary of the available-for-sale securities classified as current assets:

	As of		As of
	September 30, 2005		December 31, 2004
(in thousands)	Cost basis	Fair value	Cost basis	Fair value

US government securities	$—	$—	$1,443	$1,443
Corporate debt instruments	—	—	2,353	2,353
Auction rate municipal bonds	113,158	113,166	7,750	7,750

	$113,158	$113,166	$11,546	$11,546

The net proceeds from the private placement, which closed in August 2005, have been invested in marketable securities and cash equivalents in accordance with the Company’s investment policy which requires the average maturity of the portfolio not to exceed 12 months.
4. Accounting for stock-based compensation
The Company accounts for employee stock options and the employee stock purchase plan using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and its interpretations, and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123”), “Accounting for Stock-based Compensation”. Stock options issued to consultants are accounted for in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and Financial Accounting Standard Board (“FASB”) Interpretation No. 28 (“FIN 28”), “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”. Accordingly, no compensation expense is recorded for options issued to employees with fixed share amounts and fixed exercise prices which are at least equal to the fair value of the Company’s common stock at the date of grant. Conversely, when the exercise price is below fair value of the Company’s common stock on the date of grant, a non-cash charge to compensation expense is recorded for the amount equal to the difference between the exercise price and the fair value ratably over the term of the option vesting period. On October 7, 2003, the Company’s board of directors approved a repricing program for certain outstanding options to purchase shares of our common stock granted under each of our stock plans. Compensation cost for all options repriced under the repricing program is measured on a quarterly basis until the options expire or are exercised or canceled. The Company uses the fair-value method to account for non-employee stock-based compensation.
Stock options granted during the nine months ended September 30, 2005 are as follows:

			Weighted
			Average
	Number	Exercise	Exercise
	of	Price	Price Per
	Shares	Per Share	Share
For the three months ended:
March 31, 2005	342,616	$13.02-$14.72	$13.85
June 30, 2005	348,000	$12.52	$12.52
September 30, 2005	329,650	$11.60	$11.60
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
On August 16, 2005, the Company’s board of directors approved new hire and promotion stock option grants to purchase 329,650 shares of common stock which vest annually over four years at an exercise price of $11.60 per share.
If the Company had determined compensation cost for grants issued during the current and prior periods based on the fair-value approach in accordance with SFAS No. 123, pro forma net loss and net loss per share would have been as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net loss applicable to common stockholders — as reported	$(31,730)	$(39,398)	$(81,047)	$(74,724)
Add (deduct): Stock-based employee compensation expense (benefit) included in reported net loss	2,296	6,969	(885)	9,349
Deduct: Stock-based compensation expense determined under fair value method	(3,548)	(2,642)	(10,588)	(6,751)

Net loss applicable to common stockholders — pro forma	$(32,982)	$(35,071)	$(92,520)	$(72,126)

Net loss per share applicable to common stockholders (basic and diluted):
As reported	$(0.73)	$(1.40)	$(2.23)	$(3.29)
Pro forma	$(0.76)	$(1.25)	$(2.54)	$(3.18)
Pro forma information regarding net loss applicable to common stockholders and net loss per share applicable to common stockholders required by SFAS No. 123 was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.12%	3.48%	3.80%	3.45%
Dividend yield	0%	0%	0%	0%
Volatility factor	100%	100%	100%	100%
Weighted average expected life	4 years	4 years	4 years	4 years
5. Net loss per common share
Basic net loss per common share excludes dilution for potentially dilutive securities and is computed by dividing the loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Common shares outstanding during the period include shares of common stock issued in exchange for notes receivable, including those that are being accounted for as in-substance stock options. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options and warrants, that are not included in the diluted net loss per share calculation consisted of an aggregate of 7,916,772 shares and 4,038,091 shares as of September 30, 2005 and 2004, respectively.
6. State research and development credit exchange receivable
The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. The Company has recorded an offset to research and development expenses of $5.5 million through the nine months ended September 30, 2004 and $1.1 million for the nine months ended September 30, 2005 related to this research and development credit exchange program. The three months ended September 30, 2004 was the first period in which the Company was able to recognize the benefit of these credits for financial reporting purposes, and thus $4.3 million of the $5.5 million recognized as an offset to research and development expenses during that period was attributable to research and development expenditures in prior periods. Of these amounts, approximately $1.5 million consisted of cash received during 2004 and $1.5 million received in April 2005.
7. Property and equipment
Property and equipment consist of the following:

	As of:
	September 30,	December 31,
(in thousands)	2005	2004
Land	$5,273	$5,273
Buildings	9,565	9,566
Building improvements	39,448	37,397
Machinery and equipment	21,948	18,080
Computer equipment and software	4,201	3,308
Furniture, fixtures and office equipment	2,451	2,391
Leasehold improvements	633	627
Construction in progress	5,734	3,326
Deposits on equipment	6,411	5,911

	95,664	85,879
Less accumulated depreciation and amortization	(24,277)	(19,368)

Property and equipment, net	$71,387	$66,511

8. Common and preferred stock
The Company is authorized to issue 90,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized. As of December 31, 2004 and September 30, 2005, 32,756,237 and 50,205,534 shares of common stock, respectively, were issued and outstanding. No shares of preferred stock were issued and outstanding at December 31, 2004 and September 30, 2005.
9. Warrants
During 1995 and 1996 the Company issued warrants to purchase shares of common stock. The warrants range in exercise price from $12.53 to $12.70 per share and expire at various dates through 2007. The warrants contain provisions for the adjustment of the exercise price and the number of shares issuable upon the exercise of the warrant in the event the Company declares any stock dividends or effects any stock split, reclassification or consolidation of its common stock. The warrants also contain a provision that provides for an adjustment to the exercise price and the number of shares issuable in the event that the Company issues securities for a per share price less than a specified price. During the second quarter ended June 30, 2005, warrants to purchase 110,888 shares of common stock were exchanged for 24,210 shares of common stock resulting in stock-based compensation expense of $245,000 based on a fair market value of the common stock of $10.12 per share. As of September 30, 2005, the remaining warrants to purchase 20,740 shares of common stock are outstanding and exercisable.
In connection with the sale of common stock in the private placement which closed on August 5, 2005, the Company concurrently issued warrants to purchase up to 3,426,000 shares of common stock at an exercise price of $12.228 per share. See also Note 2 - Financings.
10. Recently issued accounting pronouncements
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of this statement will not have a material effect on its financial condition or results of operations.
In December 2004, the FASB issued SFAS No. 123R, “Share-based Payment: an Amendment of FASB Statements No. 123 and 95” (“SFAS No. 123R”). The statement requires companies to expense share-based payments to employees, including stock options, based on the fair value of the award at the grant date. The statement also eliminates the intrinsic value method of accounting for stock options permitted by APB No. 25, which the Company currently follows. The Company is required to adopt the standard for the quarter that begins January 1, 2006. While the fair value method under SFAS No. 123R is very similar to the fair value method under SFAS No. 123 with regards to measurement and recognition of stock-based compensation, management is currently evaluating the impact of several of the key differences between the two standards on the Company’s financial statements. For example, SFAS No. 123 permits recognition of forfeitures as they occur while SFAS No. 123R will require estimating future forfeitures and adjusting estimates on a quarterly basis. SFAS No. 123R will also require a classification change in the statement of cash flows, whereby a portion of any tax benefit from stock options will move from operating cash flows to financing cash flows (total cash flows will remain unchanged). While the Company continues to evaluate the impact of SFAS No. 123R on its financial statements, management believes that the expensing of stock-based compensation will have an impact on the Company’s Statements of Operations similar to the pro forma disclosure under SFAS No. 123. See also Note 4 — Accounting for stock-based compensation.
In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The FSP is effective for reporting periods beginning after December 15, 2005. Management has not determined what impact the adoption of the measurement and recognition guidance in EITF Issue No. 03-1 and the FSP will have on the Company’s financial statements.
11. Commitments and contingencies
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
Additionally, the Company is involved in various legal proceedings and other matters. In accordance with SFAS No. 5, “Accounting for Contingencies”, the Company would record a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
During the year ended December 31, 2000, the Company issued an aggregate 699,972 shares of common stock to three consultants in exchange for notes receivable aggregating approximately $10,891,000. The notes are collateralized by the underlying common stock and bear interest at fixed rates. The notes-for-stock transactions have been accounted for as in-substance stock option grants to non-

employees. In November 2004, the borrowers notified the Company that they believed that they had entered into an agreement in October 2001 with the Company’s principal stockholder under which the stockholder would purchase from the borrowers some of the common stock, with the proceeds to be paid to the Company to pay down the notes. The borrowers informed the Company that they believe both the Company and the stockholder are in breach of certain agreements related to the transaction and indicated they intend to seek alleged damages arising from any failure of the agreement to be performed. The borrowers have not commenced any legal proceedings against the stockholder or the Company. On October 19, 2005, the principal and interest on the notes aggregating $14,637,000 became due and payable to the Company. As of September 30, 2005, the aggregate 699,972 shares of common stock issued for the notes receivable had a market value aggregating approximately $9,583,000. The Company is pursuing collection and has not deemed the notes uncollectible. As the notes-for-stock transactions were accounted for as in-substance stock option grants to non-employees, there is no impairment to assess for financial reporting purposes. While the outcome of this matter is uncertain, any modification to the terms of the notes could result in additional stock compensation being ascribed to the in-substance options. The amount of any additional stock compensation could have a material impact on the Company’s results of operations in the period of modification.
In November 2004, the Company learned that the parent company of a vendor with whom the Company has equipment deposits in the amount of $2.9 million as of September 30, 2005 was experiencing financial difficulties. On September 28, 2005, the parent company emerged from its bankruptcy proceedings. The Company assessed this matter in accordance with SFAS No. 5 and concluded that, based on currently available information, a loss accrual is not warranted.
In May 2005, the Company’s former Chief Medical Officer filed a complaint against the Company in the California Superior Court, County of Los Angeles. Wayman Wendell Cheatham, M.D. v. MannKind Corporation, Case No. BC333845. The complaint alleges causes of action for wrongful termination in violation of public policy, breach of contract and retaliation, in connection with the Company’s termination of Dr. Cheatham’s employment. In the complaint, Dr. Cheatham seeks compensatory, punitive and exemplary damages in excess of $2.0 million as well as reimbursement of attorneys’ fees. In June 2005, the Company answered the complaint, generally denying each of Dr. Cheatham’s allegations and asserting various defenses. The Company believes the allegations in the complaint are without merit and intends to vigorously defend against them. The Company also filed a cross-complaint against Dr. Cheatham, alleging claims for libel per se, trade libel, breach of contract, breach of the implied covenant of good faith and fair dealing and breach of the duty of loyalty. The libel claims allege that Dr. Cheatham made certain false and malicious statements about the Company in a letter to the Food and Drug Administration (“FDA”) with regard to a request by the Company to hold a meeting with the FDA. The remaining causes of action in the cross-complaint arise out of the Company’s allegations that Dr. Cheatham had an undisclosed consulting relationship with a Company competitor during his employment with the Company, in violation of his agreement with the Company. In July 2005, Dr. Cheatham filed a demurrer and motion to strike the Company’s cross-complaint under California’s anti-SLAPP statute. On September 28, 2005, the California Superior Court overruled Dr. Cheatham’s demurrer and denied his motion to strike the Company’s cross-complaint. On November 4, 2005, Dr. Cheatham filed a notice of appeal of the Court’s ruling denying his motion to strike. Discovery as to Dr. Cheatham’s claims against the Company is proceeding, and this case is scheduled for trial to commence in July 2006. The Company believes that the ultimate resolution of this matter will not have a material impact on the Company’s financial position or results of operations.
In September and October 2005, the principal and interest totaling $1,598,000 on notes issued in exchange for 78,010 shares of common stock to a former executive of the Company became due and payable to the Company. On September 30, 2005, the 78,010 shares of common stock issued in exchange for the notes receivable had a market value of approximately $1,068,000. The Company is pursuing collection and has not deemed the notes uncollectible. As the notes-for-stock transactions were accounted for as in-substance stock option grants, there is no impairment to assess for financial reporting purposes. The Company believes that the ultimate resolution of this matter will not have a material impact on the Company’s financial position or results of operations.

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
OVERVIEW
We are a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes and cancer. We are currently in Phase 3 clinical trials in the United States and Europe of our lead product, the Technosphere Insulin System, to study its safety and efficacy in the treatment of diabetes. This therapy consists of a proprietary dry powder Technosphere formulation of insulin that is inhaled into the deep lung using our proprietary MedTone inhaler. We believe that the combination of the unique performance characteristics associated with the Technosphere Insulin System, including the rapid transfer of the insulin into the blood, the significantly higher bioavailability, and the convenience and ease of use may result in the potential to change the way diabetes is treated. We are developing additional applications for our proprietary Technosphere platform technology by formulating other drugs for pulmonary delivery, primarily for metabolic and immunological diseases. We are also developing therapies for the treatment of solid-tumor cancers. Our other product-candidates are in research and pre-clinical development.
We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of September 30, 2005, we have incurred a cumulative net loss of $524.0 million. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities. On August 5, 2005, we completed a private placement of securities for aggregate net proceeds of $170.2 million.
We do not anticipate sales of any product prior to regulatory approval and commercialization of our Technosphere Insulin System. We currently do not have the required approvals to market any of our product candidates, and we may not receive such approvals. We may not be profitable even if we succeed in commercializing any of our product candidates. We expect to make substantial and increasing expenditures and to incur additional operating losses for at least the next several years as we:
•	continue the clinical development and commercialization of our Technosphere Insulin System for the treatment of diabetes;

•	expand our manufacturing operations for our Technosphere Insulin System to meet our currently anticipated commercial production needs;

•	expand our other research, discovery and development programs;

•	expand our proprietary Technosphere platform technology and develop additional applications for the pulmonary delivery of other drugs; and

•	enter into sales and marketing collaborations with other companies, if available on commercially reasonable terms, or develop these capabilities ourselves.
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
Our research and development staff conducts our internal research and development activities, which include research, product development, clinical development, manufacturing and related activities. This staff is divided between our facilities in Valencia, California; Paramus, New Jersey; and Danbury, Connecticut. We expense research and development costs as we incur them.
Clinical development timelines, likelihood of success and total costs vary widely. We are focused primarily on advancing the Technosphere Insulin System through Phase 3 clinical trials and regulatory filings. We plan to commercialize our lead product as a treatment for type 1 and type 2 diabetes. Based on the results of preclinical studies, we plan to develop additional applications of our Technosphere technology. Additionally, we anticipate that we will continue to determine which research and development projects to pursue, and how much funding to direct to each project, on an ongoing basis, in response to the scientific and clinical success of each product candidate. We cannot be certain when any revenues from the commercialization of our products will commence.
At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our product candidates other than the Technosphere Insulin System, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization. The costs required to complete the development of our Technosphere Insulin System will be largely dependent on the scope of our clinical trials, the cost and efficiency of our manufacturing process and discussions with the FDA on its requirements. We anticipate that our research and development expenses, particularly for the Technosphere Insulin System, will increase significantly with the continuation of existing clinical trials, the initiation of new trials, the resulting manufacturing costs associated with producing clinical trial materials, and the expansion, qualification and validation of our commercial manufacturing processes and facilities.
GENERAL AND ADMINISTRATIVE EXPENSES
Our general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for administrative, finance, business development, human resources, legal and information systems support personnel. In addition, general and administrative expenses include business insurance and professional services costs.
We expect general and administrative expenses to increase slightly, except for the effects of (non-cash) stock compensation expense resulting from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payment: an Amendment of FASB Statement 123 and 95” effective as of January 1, 2006. See “Note 4 — Accounting for stock-based compensation” in the footnotes to our financial statements.

CRITICAL ACCOUNTING POLICIES
There have been no material changes to our critical accounting policies as described in Item 7 to our annual report on Form 10-K for the year ended December 31, 2004.
Results of Operations
The discussion and analysis of our financial condition and results of operations for the three and nine month periods ended September 30, 2005 and 2004 are based upon our consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and as a result, actual condition or results may differ from our estimates under different assumptions or conditions.
Revenues
No revenues were recorded for the three and nine month periods ended September 30, 2005 or 2004. We do not anticipate sales of any product prior to regulatory approval and commercialization of our Technosphere Insulin System.
Research and Development Expense
The following table provides a comparison of the research and development expense categories for the three and nine month periods ended September 30, 2005 and 2004 (dollars in thousands):

	Three months ended
	September 30,
	2005	2004	$ Change	% Change
Clinical	$12,973	$6,585	$6,388	97%
Manufacturing	5,609	4,212	1,397	33%
Research	6,217	4,496	1,721	38%
Research and development tax credit	(823)	(5,526)	4,703	(85)%
Stock-based compensation expense	490	2,023	(1,533)	(76)%

Research and development expenses	$24,466	$11,790	$12,676	108%

	Nine months ended
	September 30,
	2005	2004	$ Change	% Change
Clinical	$34,568	$15,326	$19,242	126%
Manufacturing	16,878	13,534	3,344	25%
Research	16,474	12,784	3,690	29%
Research and development tax credit	(1,142)	(5,526)	4,384	(79)%
Stock-based compensation expense	(20)	2,783	(2,803)	(101)%

Research and development expenses	$66,758	$38,901	$27,857	72%

The increase in research and development expenses for the three and nine month periods ended September 30, 2005, as compared to the same periods in 2004 was primarily due to ongoing expenses related to the clinical development of our Technosphere Insulin System. Continuation of preclinical and clinical studies in 2005 increased our clinical research expenditures, which also resulted in increased manufacturing costs to supply clinical trial materials and to continue qualification and validation of our manufacturing system. Additionally, research activity related to expanding our proprietary Technosphere platform technology, developing additional applications for the pulmonary delivery of other drugs and the discovery and development of programs primarily focused on cancer therapies resulted in increased research expenditures. We anticipate that our research and development expenses associated with our Technosphere Insulin System, expanding our Technosphere platform technology and the pursuit of cancer therapies will increase significantly. Specifically, we anticipate increased expenses related to the continuation of existing, and initiation of new clinical trials, and the resulting manufacturing costs associated with producing clinical trial materials.
The research and development tax credit recognized for the three and nine month periods ended September 30, 2005 and 2004 partially offsets our research and development expenses. The State of Connecticut provides an opportunity to exchange certain research and development tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development credits. The three months ended September 30, 2004 was the first period in which we were able to recognize the benefit of these credits for financial reporting purposes, and thus $4.3 million of the $5.5 million recognized as an offset to research and development expenses during that period was attributable to research and development expenditures in prior periods. For the nine months ended September 30, 2005, the Company recognized a $1.1 million research and development credit exchange receivable that was primarily related to 2005 research and development expenditures.
The decrease in stock-based compensation expense for the three and nine month periods ended September 30, 2005 and 2004 primarily results from the effect of the decrease of our stock price since December 31, 2004. A significant portion of the compensation expense is tied to the stock options that were repriced in November 2003 as the compensation cost for all options repriced is measured on a quarterly basis until the options expire or are exercised or canceled.
General and Administrative Expense
The following table provides a comparison of the general and administrative expense categories for the three and nine month periods ended September 30, 2005 and 2004 (dollars in thousands):

	Three months ended
	September 30,
	2005	2004	$ Change	% Change
Salaries, employee related and other general expenses	$6,571	$3,732	$2,839	76%
Stock-based compensation expense	1,825	4,981	(3,156)	(63)%

General and administrative expenses	$8,396	$8,713	$(317)	(4)%

	Nine months ended
	September 30,
	2005	2004	$ Change	% Change
Salaries, employee related and other general expenses	$16,884	$9,954	$6,930	70%
Stock-based compensation expense	(566)	6,598	(7,164)	(109)%

General and administrative expenses	$16,318	$16,552	$(234)	1%

General and administrative expenses for the three and nine month periods ended September 30, 2005 decreased as compared to the same periods in 2004. Salaries, other employee related expenses and various other general and administrative expenses, such as insurance, accounting and legal fees increased as a result of operating as a public company. Offsetting increases to general and administrative expenses for these periods was a decrease in stock compensation expense resulting from the effect of the fluctuation of our stock price on the valuation of stock options that were repriced in November 2003. We expect general and administrative expenses to increase slightly, except for the effects of (non-cash) stock compensation expense resulting from the adoption of SFAS No. 123R. See “Note 4 — Accounting for stock-based compensation” in the footnotes to our financial statements.
Deemed Dividend
Deemed dividend for the three and nine month periods ended September 30, 2004 represents the beneficial conversion charge to common stockholders related to the downward adjustment of the Series B and C preferred stock conversion price. All outstanding preferred stock automatically converted into common stock at the close of the initial public offering in the third quarter of 2004, and no further deemed dividend has been or will be recognized.

Interest Income
Interest income for the three and nine month periods ended September 30, 2005 increased compared to the same periods in 2004 primarily due to higher levels of cash equivalents and marketable securities available for investment throughout 2005 compared to 2004.
LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations primarily through the sale of equity securities. On August 5, 2005, we closed a $175.0 million private placement of newly issued shares of common stock and the concurrent issuance of warrants for the purchase of additional shares of common stock to accredited investors including our principal stockholder who purchased approximately $87.3 million. We sold 17,132,000 shares of our common stock in the private placement, together with warrants to purchase up to 3,426,000 shares of common stock at an exercise price of $12.228 per share. In connection with this private placement, we paid $4.5 million in commissions to our placements agents and incurred $0.3 million in other offering expenses which resulted in net proceeds of approximately $170.2 million.
During the nine months ended September 30, 2005, operating activities used $70.8 million of cash, primarily due to a net loss of $81.0 million, which included depreciation and amortization of $5.5 million and $1.4 million recognized as research and development credit exchange receivable. Additionally, accounts payable and accrued expenses increased by an aggregate of $7.3 million. Deferred compensation of $1.4 million was repaid in May 2005 and $1.5 million was received in April 2005 related to the Connecticut research and development tax credit exchange. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of our Technosphere Insulin System.
During the nine months ended September 30, 2005, investing activities used $111.3 million of cash. Cash used in investing activities was primarily from net purchases of marketable securities of $101.5 million and $10.4 million used to purchase machinery and equipment to expand our manufacturing operations and quality systems in support of our expansion of clinical trials for Technosphere Insulin System. We expect to make significant purchases of equipment in the foreseeable future.
During the nine months ended September 30, 2005, financing activities provided $172.3 million in cash primarily from the private placement in August 2005 and the exercise of stock options.
As of September 30, 2005, we had $182.4 million in cash, cash equivalents and marketable securities. Although we believe our existing cash resources will be sufficient to fund our anticipated cash requirements into the third quarter of 2006, we will require significant additional financing in the future to fund our operations. If adequate funds are not available, we may be required to delay, reduce or eliminate expenditures for certain of our programs, including our Technosphere Insulin System development activities. Because the majority of our anticipated expenses in the near term can be reduced or eliminated in a relatively short period, we believe that if we are unable to obtain additional capital we can continue activities, on a reduced basis, through the end of 2006.
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
If we enter into a strategic business collaboration with a pharmaceutical or biotechnology company, we would expect, as part of the transaction, to receive additional capital and share a portion of the costs associated with the development, manufacture and commercialization of our Technosphere Insulin System. In addition, we expect to pursue the sale of equity and/or debt securities, or the establishment of other funding facilities. Issuances of debt or additional equity could impact the rights of our existing stockholders, dilute the ownership percentages of our existing stockholders and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets, including our Technosphere technology platform. There can be no assurance, however, that any strategic collaboration, sale of securities or sale or license of assets will be available to us on a timely basis or on acceptable terms, if at all. If we are unable to raise additional capital, we may be required to enter into agreements with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such agreements may not be on terms as commercially favorable to us.

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
Off-Balance Sheet Arrangements
As of September 30, 2005, we did not have any off-balance sheet arrangements as defined under Item 303(a)(4)(ii) of SEC Regulation S-K.
Contractual Obligations
There have been no material changes to our contractual obligations disclosed in Item 7 to our annual report on Form 10-K for the year ended December 31, 2004 other than those in the ordinary course of our business, such as contracts related to the continuation of existing clinical trials, the initiation of new trials and the expansion, qualification and validation of our commercial manufacturing processes and facilities.
Recently Issued Accounting Pronouncements
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.
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
In March 2004, the FASB ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The FSP is effective for reporting periods beginning after December 15, 2005. We have not determined what impact the adoption of the measurement and recognition guidance in EITF Issue No. 03-1 and the FSP will have on our financial statements.

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
We have never been profitable, and, as of September 30, 2005, we had an accumulated deficit of $524.0 million. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates. This accumulated deficit may increase significantly as we expand development and clinical trial efforts.
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
Based upon our current expectations, we believe that our existing capital resources, including the net proceeds from our private placement in August 2005, will enable us to continue planned operations into the third quarter of 2006. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Accordingly, we expect that we will need to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration or the establishment of other funding facilities, in order to continue the development and commercialization of our Technosphere Insulin System and other product candidates and to support our other ongoing activities. The amount of additional funds we need will depend on a number of factors, including:
•	the rate of progress and costs of our clinical trials and research and development activities, including costs of procuring clinical materials and expanding our own manufacturing facilities;

•	actions taken by the FDA and other regulatory authorities affecting our products and competitive products;

•	our success in establishing strategic business collaborations;

•	the timing and amount of milestone or other payments we might receive from potential commercial partnerships;

•	the timing and amount of payments we might receive from potential licensees;

•	our degree of success in commercializing our Technosphere Insulin System or our other product candidates;

•	the emergence of competing technologies and products and other adverse market developments;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others; and

•	the costs of discontinuing projects and technologies or decommissioning existing facilities, if we undertake those activities.
We have raised capital in the past primarily through the sale of equity securities. We may in the future pursue the sale of equity and/or debt securities, or the establishment of other funding facilities. Issuances of debt or additional equity could impact your rights as a holder of our common stock, may dilute your ownership percentage and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.
We also may seek to raise additional capital by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets, including our Technosphere technology platform. We cannot offer assurances, however, that any strategic collaborations, sales of securities or sale or license of assets will be available to us on a timely basis or on acceptable terms, if at all. We may be required to enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such relationships may not be on terms as commercially favorable to us as might otherwise be the case.
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
We depend heavily on the successful development and commercialization of our lead product candidate, the Technosphere Insulin System, which is still under development, and our other product candidates, which are in preclinical development.
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
We are seeking to develop and expand our portfolio of product candidates through our internal research programs and through licensing or otherwise acquiring the rights to therapeutics in the areas of cancer and immunology. All of these product candidates will require additional research and development and significant preclinical, clinical and other testing prior to seeking regulatory approval to market them. Accordingly, these product candidates will not be commercially available for a number of years, if at all.
A significant portion of the research that we are conducting involves new and unproven compounds and technologies, including our Technosphere Insulin System, Technosphere platform technology and immunotherapy product candidates. Research programs to identify new product candidates require substantial technical, financial and human resources. Even if our research programs identify candidates that initially show promise, these candidates may fail to progress to clinical development for any number of reasons, including discovery upon further research that these candidates have adverse effects or other characteristics that indicate they are unlikely to be effective. In addition, the clinical results we obtain at one stage are not necessarily indicative of future testing results. If we fail to successfully complete the development and commercialization of our Technosphere Insulin System or develop or expand our other product candidates, or are significantly delayed in doing so, our business and results of operations will be harmed and the value of our stock could decline.
If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our product candidates may be delayed and our business harmed.
For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we publicly announce the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of the achievement of these milestones can vary dramatically compared to our estimates—in many cases for reasons beyond our control—depending on numerous factors, including:
•	the rate of progress, costs and results of our clinical trial and research and development activities, which will be impacted by the level of proficiency and experience of our clinical staff;

•	our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•	the extent of scheduling conflicts with participating clinicians and clinical institutions;

•	the receipt of approvals by our competitors and by us from the FDA and other regulatory agencies;

•	other actions by regulators;

•	our ability to access sufficient, reliable and affordable supplies of components used in the manufacture of our product candidates, including insulin and other materials for our Technosphere Insulin System; and

•	the costs of expanding and maintaining manufacturing operations, as necessary.
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
We initially are focusing on the development of the Technosphere Insulin System for the treatment of diabetes, and we face intense competition in this area. Pfizer, Inc. and sanofi-aventis, in collaboration with Nektar Therapeutics, have been conducting Phase 3 clinical trials for the Exubera product. In September 2005, an FDA advisory committee panel recommended approval of Exubera for the treatment of adults with type 1 and type 2 diabetes. In October 2005, the Committee for Medicinal Products for Human Use of the European Medicines Evaluation Agency issued a positive opinion recommending approval of Exubera. Novo Nordisk A.S. has a pulmonary insulin product in development. In July 2005, Eli Lilly and Company, in collaboration with Alkermes, Inc., initiated a Phase 3 clinical trial required for registration of their inhaled insulin system and to define the safety and efficacy of the Lilly/Alkermes product. In addition, a number of established pharmaceutical companies have or are developing proprietary technologies or have entered into arrangements with, or acquired, companies with technologies for the treatment of diabetes. We also face substantial competition for the development of our other product candidates.
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
If we are not able to enter into a collaboration on terms that are favorable to us for our products, we could be required to undertake and fund product development, clinical trials, manufacturing and marketing activities solely at our own expense. For example, we are currently evaluating potential collaborations with respect to our Technosphere Insulin System. We currently estimate that the cost to continue the development of the Technosphere Insulin System over the next 12 months would be in the range of $175 to $200 million. However, this estimate may change based on how the program proceeds. Failure to enter into a collaboration with respect to our Technosphere Insulin System following initial Phase 3 clinical trials or with respect to any other product candidate could substantially increase our requirements for capital, which might not be available on favorable terms, if at all. Alternatively, we would have to substantially reduce our development efforts, which would delay or otherwise impede the commercialization of our product candidates.
If we enter into collaborative agreements and if our third-party collaborators do not perform satisfactorily or if our collaborations fail, development or commercialization of our product candidates may be delayed and our business could be harmed.
We currently rely on clinical research organizations and hospitals to conduct, supervise or monitor some or all aspects of clinical trials involving our product candidates, including our Technosphere Insulin System. Further, we may also enter into license agreements, partnerships or other collaborative arrangements to support financing, development and marketing of our Technosphere Insulin System. We may also license technology from others to enhance or supplement our technologies. These various collaborators may enter into arrangements that would make them potential competitors. These various collaborators also may breach their agreements with us and delay our progress or fail to perform under their agreements, which could harm our business.
If we enter into collaborative arrangements, we will have less control over the timing, planning and other aspects of our clinical trials, and the sale and marketing of our product candidates. We cannot offer assurances that we will be able to enter into satisfactory arrangements with third parties as contemplated or that any of our existing or future collaborations will be successful.
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
We are reaching a critical juncture in our development, transitioning from an early-stage development company to one with multiple Phase 3 clinical trials moving toward commercializing a product. Phase 3 development of the Technosphere Insulin System will be far more complex than the earlier phases. Overall, we plan to support a significant number of studies in the near term. We have not previously implemented the range of studies contemplated for our Phase 3 clinical program. Moreover, as a company, we have no previous experience in the Phase 3-through-new drug application, or NDA, stage of product development.

We require a well-structured plan to make this transition. We are in the process of implementing the following measures, among others, to accommodate our transition and successfully implement our commercialization strategy for our Technosphere Insulin System:
•	add a significant number of new personnel, particularly in clinical development, regulatory and manufacturing production, including personnel with significant Phase 3-to-commercialization experience;

•	expand our manufacturing capabilities;

•	develop comprehensive and detailed commercialization, clinical development and regulatory plans;

•	implement standard operating procedures, including those for protocol development; and

•	align our management structure to accommodate the increasing complexity of our operations.
If we are unable to accomplish these measures in a timely manner, we would be at considerable risk of failing to:
•	complete our Phase 3 clinical trial program in a deliberate fashion, on time and within budget; and

•	develop through our Phase 3 trials the key clinical data needed to obtain regulatory approval and compete successfully in the marketplace.
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
We have never manufactured any of our product candidates in commercial quantities. As our product candidates move through the regulatory process, we will need to either develop the capability of manufacturing on a commercial scale or engage third-party manufacturers with this capability, and we cannot offer assurances that we will be able to do either successfully. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. In addition, before we would be able to produce commercial quantities of Technosphere Insulin at our Danbury facility, it will have to undergo a pre-approval inspection by the FDA. The expansion process and preparation for the FDA’s pre-approval inspection for commercial production at the Danbury facility could take an additional six months or longer. If we use a third-party supplier to formulate Technosphere Insulin or produce raw material, the transition could also require significant start-up time to qualify and implement the manufacturing process. If we engage a third-party manufacturer, our third-party manufacturer may not perform as agreed or may terminate its agreement with us.
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
For our Technosphere Insulin System to be commercially viable, we need access to sufficient, reliable and affordable supplies of insulin, our MedTone inhaler, the related cartridges and other materials. We currently have a long-term supply agreement with Diosynth B.V., an independent supplier of insulin and a subsidiary of Akzo Nobel, which is currently our sole supplier for insulin. We are aware of at least five other suppliers of bulk insulin but to date we have not entered into a commercial relationship with any of the five. Currently we source our Technosphere pre-cursor raw material from Degussa AG, a major chemical manufacturer with facilities in Europe and North America. We utilize our in-house chemical manufacturing plant as a back up facility. Degussa AG has the capacity to supply our current clinical and future commercial requirements. We recently entered into a long-term supply agreement with Vaupell, Inc., the supplier of our MedTone inhaler and cartridges. We must rely on our suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin in accordance with current drug Good Manufacturing Practices, or cGMP, and the production of MedTone inhaler and related cartridges in accordance with device Quality System Regulations, or QSR. The supply of all of these materials may be limited or the manufacturer may not meet relevant regulatory requirements, and if we are unable to obtain these materials in sufficient amounts, in a timely manner and at reasonable prices, or if we should encounter delays or difficulties in our relationships with manufacturers or suppliers, our development or manufacturing may be delayed. Any such events would delay the submission of our product candidates for regulatory approval or market introduction and subsequent sales and, if so, our business and results of operations will be harmed and the market price of our common stock may decline.
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
In order to commercialize our product candidates successfully, we will be required to expand our work force, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development, and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing personnel. In October 2005, Dr. Peter Richardson joined us as Corporate Vice President and Chief Scientific Officer. We face intense competition for qualified employees among companies in the biotechnology and biopharmaceutical industries. Our success depends upon our ability to attract, retain and motivate highly skilled employees. We may be unable to attract and retain these individuals on acceptable terms, if at all.
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
Alfred Mann, our Chairman and Chief Executive Officer is also serving as the Chairman and Co-Chief Executive Officer of Advanced Bionics Corporation, which was acquired by Boston Scientific Corporation. Mr. Mann is involved in many other business and charitable activities. As a result, the time and attention Mr. Mann devotes to the operation of our business varies and he may not expend the same time or focus on our activities as other, similarly situated chief executive officers. Mr. Mann typically devotes anywhere between 25 and 50 hours a week to our business. If Mr. Mann is unable to devote the time and attention necessary to running our business, we may not be able to execute our business strategy and our business could be materially harmed.
We have been sued by our former Chief Medical Officer. As a result of this litigation, we may incur material costs and suffer other consequences, which may adversely affect us.
In May 2005, Dr. Cheatham filed a complaint against us in the California Superior Court. The complaint alleges causes of action for wrongful termination in violation of public policy, breach of contract and retaliation in connection with the termination of Dr. Cheatham’s employment. In the complaint, Dr. Cheatham seeks compensatory, punitive and exemplary damages in excess of $2.0 million as well as reimbursement of attorneys’ fees. In June 2005, we answered the complaint and also filed a cross-complaint against Dr. Cheatham, alleging claims for libel per se, trade libel, breach of contract, breach of the implied covenant of good faith and fair dealing and breach of the duty of loyalty. In July 2005, Dr. Cheatham filed a demurrer and motion to strike our cross-complaint under California’s anti-SLAPP statute. On September 28, 2005, the California Superior Court overruled Dr. Cheatham’s demurrer and denied his motion to strike the Company’s cross-complaint. On November 4, 2005, Dr. Cheatham filed a notice of appeal of the Court’s ruling denying his motion to strike. Discovery as to Dr. Cheatham’s claims against us is proceeding, and this case is scheduled for trial to commence in July 2006.
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
Clinical testing can be costly and take many years, and the outcome is uncertain and susceptible to varying interpretations. We expect, based on our discussions with the FDA and on our understanding of the interactions between the FDA and other pharmaceutical companies developing pulmonary insulin delivery systems, that we will need safety data covering at least two years from patients treated with our Technosphere Insulin System and that we must complete a two-year carcinogenicity study of Technosphere Insulin in rodents to obtain approval, among other requirements. We cannot be certain when or under what conditions we will undertake further clinical trials. The clinical trials of our product candidates may not be completed on schedule, the FDA or foreign regulatory agencies may order us to stop or modify our research, or these agencies may not ultimately approve any of our product candidates for commercial sale. The data collected from our clinical trials may not be sufficient to support regulatory approval of our various product candidates, including our Technosphere Insulin System. Even if we believe the data collected from our clinical trials are sufficient, the FDA has substantial discretion in the approval process and may disagree with our interpretation of the data. Our failure to adequately demonstrate the safety and efficacy of any of our product candidates would delay or prevent regulatory approval of our product candidates, which could prevent us from achieving profitability.
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
We are developing our Technosphere Insulin System as a new treatment for diabetes utilizing unique, proprietary components. As a combination product, any changes to either the MedTone inhaler, the Technosphere material or the insulin, including new suppliers, could possibly result in FDA requirements to repeat certain clinical studies. This means, for example, that switching to an alternate delivery system could require us to undertake additional clinical trials and other studies, which could significantly delay the development and commercialization of our Technosphere Insulin System. Our product candidates that are currently in development for the treatment of cancer also face similar obstacles and costs.
We currently expect that our inhaler will be reviewed for approval as part of the NDA for our Technosphere Insulin System. No assurances exist that we will not be required to obtain separate device clearances or approval for use of our inhaler with our Technosphere Insulin System. This may result in our being subject to medical device review user fees and to other device requirements to market our inhaler and may result in significant delays in commercialization. Even if the device component is approved as part of our NDA for the Technosphere Insulin System, numerous device regulatory requirements still apply to the device part of the drug-device combination.

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
We completed our initial public offering on August 2, 2004. Prior to that, our stockholders could not buy or sell our common stock publicly. An active public market for our common stock may not continue to develop or be sustained. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks. Since August 2, 2004, the high and low sales price of our common stock has varied significantly, from a low of $8.42 to a high of $24.31. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:

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
Mr. Mann has been our primary source of financing to date. Following the close of the private placement on August 5, 2005, Mr. Mann beneficially owned approximately 48.6% of our outstanding shares of capital stock. Members of Mr. Mann’s family beneficially owned at least an additional 1.6% of our outstanding shares of common stock, although Mr. Mann does not have voting or investment power with respect to these shares. By virtue of his holdings, Mr. Mann can and will continue to be able to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.
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
As of September 30, 2005, we had approximately 50.2 million shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock may decline. Furthermore, if we were to include in a company-initiated registration statement shares held by our stockholders pursuant to the exercise of their registrations rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not used derivative financial instruments for speculation or trading purposes. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain a highly liquid short-term investment portfolio consisting mainly of US money market funds and government and investment-grade corporate debt. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by ten percent from levels at September 30, 2005, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.
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
There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As previously disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2005, in May 2005, our former Chief Medical Officer filed a complaint against us in the California Superior Court, County of Los Angeles. Wayman Wendell Cheatham, M.D. v. MannKind Corporation, Case No. BC333845. The complaint alleges causes of action for wrongful termination in violation of public policy, breach of contract and retaliation, in connection with our termination of Dr. Cheatham’s employment. In the complaint, Dr. Cheatham seeks compensatory, punitive and exemplary damages in excess of $2.0 million, as well as reimbursement of attorneys’ fees. In June 2005, we answered the complaint, generally denying each of Dr. Cheatham’s allegations and asserting various defenses. We believe the allegations in the complaint are without merit and intend to vigorously defend against them. We also filed a cross-complaint against Dr. Cheatham, alleging claims for libel per se, trade libel, breach of contract, breach of the implied covenant of good faith and fair dealing and breach of the duty of loyalty. The libel claims allege that Dr. Cheatham made certain false and malicious statements about us in a letter to the FDA with regard to a request by us to hold a meeting with the FDA. The remaining causes of action in the cross-complaint arise out of our allegations that Dr. Cheatham had an undisclosed consulting relationship with a competitor during his employment with us, in violation of our agreement. In July 2005, Dr. Cheatham filed a demurrer and motion to strike our cross-complaint under California’s anti-SLAPP statute. On September 28, 2005, the California Superior Court overruled Dr. Cheatham’s demurrer and denied his motion to strike our cross-complaint. On November 4, 2005, Dr. Cheatham filed a notice of appeal of the Court’s ruling denying his motion to strike. Discovery as to Dr. Cheatham’s claims against us is proceeding, and this case is scheduled for trial to commence in July 2006. We believe that the ultimate resolution of this matter will not have a material impact on our financial position or results of operations.
During the year ended December 31, 2000, we issued an aggregate 699,972 shares of common stock to three consultants in exchange for notes receivable aggregating approximately $10,891,000. The notes are collateralized by the underlying common stock and bear interest at fixed rates. The notes-for-stock transactions have been accounted for as in-substance stock option grants to non-employees. On November 10, 2004, the borrowers notified us that they believed that they had entered into an agreement in October 2001 with Alfred E. Mann, our Chairman, Chief Executive Officer and principal stockholder, under which Mr. Mann would purchase from the borrowers some of the common stock, with the proceeds to be paid to us to pay down the notes. The borrowers have informed us that they believe both we and Mr. Mann are in breach of certain agreements related to the transaction and indicated they intend to seek alleged damages arising from any failure of the agreement to be performed. The borrowers have not commenced any legal proceedings against Mr. Mann or us. On October 19, 2005, the principal and interest on the notes aggregating $14,637,000 became due and payable to us. On September 30, 2005, the aggregate 699,972 shares of common stock issued for the notes receivable had a market value aggregating approximately $9,583,000. We are pursuing collection and have not deemed the notes uncollectible. As the notes-for-stock transactions were accounted for as in-substance stock option grants to non-employees, there is no impairment to assess for financial reporting purposes. While the outcome of this matter is uncertain, any modification to the terms of the notes could result in additional stock compensation being ascribed to the in-substance options. The amount of any additional stock compensation could have a material impact on our results of operations in the period of modification.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
As of September 30, 2005, we estimate that we had used approximately $70.6 million of the net proceeds of our initial public offering for operating activities and approximately $8.9 million of the net proceeds for the purchase of manufacturing equipment. The remainder of the net proceeds has been invested into short-term securities and cash equivalents.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
On September 22, 2005, our Corporate Vice President and General Counsel entered into a 10b5-1 plan pursuant to which he will exercise and sell certain stock options aggregating 59,095 shares over a period of 24 months, commencing in October 2005.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1, File No. 333-115020)

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.7 to the Registrant’s Registration Statement on Form S-1, File No. 333-115020)

4.1	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-115020)

10.1	Securities Purchase Agreement dated August 2, 2005 by and among MannKind Corporation and the purchasers listed on Exhibit A thereto (incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed August 5, 2005)

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Amended

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as Amended

32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as Amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2005	MannKind Corporation

By:	/s/ Richard L. Anderson
Richard L. Anderson
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)