Form 10-Q
period 2006-03-31
MANNKIND CORP
filed 2006-05-05
CIK 899460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 27, 2006, there were 49,632,720 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION
Form 10-Q
For the Quarterly Period Ended March 31, 2006

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,889	$56,037
Marketable securities	56,700	89,597
State research and development credit exchange receivable — current	1,044	1,194
Prepaid expenses and other current assets	5,907	3,044

Total current assets	109,540	149,872
Property and equipment — net	80,289	76,183
State research and development credit exchange receivable — net of current portion	1,875	2,031
Other assets	287	285

Total	$191,991	$228,371

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,008	$3,547
Accrued expenses and other current liabilities	20,249	17,818

Total current liabilities	24,257	21,365
Other liabilities	24	29

Total liabilities	24,281	21,394

Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value — 90,000,000 shares authorized; 49,629,518 and 50,314,108 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	496	503
Additional paid-in capital	768,074	763,775
Deficit accumulated during the development stage	(600,860)	(557,301)

Total stockholders’ equity	167,710	206,977

Total	$191,991	$228,371

See notes to financial statements.

MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

			Cumulative period
			from February 14,
			1991 (date of
	Three months ended		inception) to
	March 31,		March 31,
	2006	2005	2006
Revenue	$100	$—	$2,958

Operating expenses:
Research and development	35,950	18,696	334,350
General and administrative	9,138	3,951	107,113
In-process research and development costs	—	—	19,726
Goodwill impairment	—	—	151,428

Total operating expenses	45,088	22,647	612,617

Loss from operations	(44,988)	(22,647)	(609,659)
Other income (expense)	50	14	(1,842)
Interest income	1,380	472	10,658

Loss before provision for income taxes	(43,558)	(22,161)	(600,843)
Income taxes	(1)	(1)	(17)

Net loss	(43,559)	(22,162)	(600,860)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	(952)

Net loss applicable to common stockholders	$(43,559)	$(22,162)	$(624,072)

Net loss per share applicable to common stockholders — basic and diluted	$(0.87)	$(0.68)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	49,787	32,764

See notes to financial statements.

MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			Cumulative
			period from
			February 14,
			1991 (date of
	Three months ended		inception) to
	March 31,		March 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,559)	$(22,162)	$(600,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,000	1,811	32,637
Stock-based compensation expense (benefit)	3,711	(685)	26,229
Accrued interest on investments, net of amortization of premiums	197	—	51
Loss on sale and abandonment/disposal of property and equipment	—	(2)	3,367
In-process research and development	—	—	19,726
Discount on stockholder notes below market rate	—	—	241
Non-cash compensation expense of officer resulting from stockholder contribution	—	—	70
Accrued interest expense on notes payable to stockholders	—	—	1,538
Non-cash interest expense	—	—	3
Accrued interest on notes	—	—	(747)
Goodwill impairment	—	—	151,428
Loss on available-for-sale securities	—	—	229
Changes in assets and liabilities:
State research and development credit exchange receivable	306	(366)	(2,919)
Prepaid expenses and other current assets	(2,863)	238	(5,907)
Other assets	(2)	(142)	(287)
Accounts payable	461	1,618	4,008
Accrued expenses and other current liabilities	2,431	(576)	20,249
Other liabilities	(5)	(28)	22
Payment of deferred compensation	—	—	—

Net cash used in operating activities	(37,323)	(20,294)	(350,922)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(16,250)	(66,900)	(418,968)
Sales of marketable securities	48,950	33,495	361,990
Purchase of property and equipment	(6,106)	(3,393)	(116,475)
Proceeds from sale of property and equipment	—	96	182
Restricted cash	—	(2)	—

Net cash provided by (used in) investing activities	26,594	(36,704)	(173,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants for cash	581	100	493,832
Collection of Series C convertible preferred stock subscriptions receivable	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Cash received for common stock to be issued	—	—	3,900

			Cumulative
			period from
			February 14,
			1991 (date of
	Three months ended		inception) to
	March 31,		March 31,
	2006	2005	2006
Repurchase of common stock	—	—	(1,028)
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivables	—	—	1,742
Principal payments on notes payable	—	—	(1,667)
Borrowings on notes payable	—	—	3,460

Net cash provided by financing activities	581	100	570,082

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,148)	(56,898)	45,889
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	56,037	78,987	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,889	$22,089	$45,889

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$1	$1	$17
Interest paid in cash	—	—	80
Accretion on redeemable convertible preferred stock	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	171,154
Issuance of common stock for notes receivable	—	—	2,758
Issuance of put option by stockholder	—	—	(2,949)
Put option redemption by stockholder	—	—	1,921
Notes receivable by stockholder issued to officers	—	—	—
Issuance of Series C convertible preferred stock subscriptions	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)
In connection with the Company’s initial public offering, all shares of Series B and Series C convertible preferred stock, in the amount of $15,000,000 and $50,000,000, respectively, automatically converted into common stock in August 2004.
See notes to financial statements.

MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of business and basis of presentation
The accompanying unaudited consolidated financial statements of MannKind Corporation (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest audited annual financial statements. The audited statements for the year ended December 31, 2005 are included in the annual report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 16, 2006.
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2006 may not be indicative of the results that may be expected for the full year.
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
Business — MannKind Corporation is a biopharmaceutical company focused on the development and commercialization of therapeutic products for diseases such as diabetes and cancer. The Company’s lead investigational product candidate, the Technosphere Insulin System, is currently in Phase 3 clinical trials in the U.S. and Europe to study its safety and efficacy in the treatment of diabetes. The Technosphere Insulin System consists of the Company’s proprietary dry-powder Technosphere formulation of insulin that is inhaled deep into the lung using the Company’s MedTone inhaler.
Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. Since its inception through March 31, 2006 the Company has reported accumulated net losses of $600.9 million, which include a goodwill impairment charge of $151.4 million, and negative cash flow from operations of $350.9 million. It is costly to develop therapeutic products and conduct clinical trials for these products. Based upon the Company’s current expectations, management believes the Company’s existing capital resources will enable it to continue planned operations into the third quarter of 2006. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. Accordingly, the Company expects that it will need to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration with a pharmaceutical company or the establishment of other funding facilities, in order to continue the development and commercialization of its Technosphere Insulin System and other product candidates and to support its other ongoing activities. If planned operating results are not achieved or the Company is not successful in raising additional capital, management believes that planned expenditures could be reduced or eliminated in a relatively short period to continue activities, on a reduced basis, through the first quarter of 2007. Additionally, the Company’s principal stockholder has given assurances that he will provide additional funding for the Company’s operations, if necessary, through the first quarter of 2007.
Reclassifications — Certain reclassifications have been made to the prior years’ financial statements to conform to the 2006 presentation.
Reverse Stock Split — On May 27, 2004, the Company’s board of directors approved a one-for-three reverse stock split, which was effected on July 22, 2004. All common share and per common share amounts in the consolidated financial statements and notes to financial statements have been adjusted for all periods that are presented prior to July 22, 2004 to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.
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
2. Financings
On August 5, 2005, the Company completed a $175.0 million private placement of common stock and the concurrent issuance of warrants for the purchase of additional shares of common stock to accredited investors including the Company’s principal stockholder who purchased $87.3 million of the private placement. The Company sold 17,132,000 shares of common stock in the private placement, together with warrants to purchase up to 3,426,000 shares of common stock at an exercise price of $12.228 per share. In connection with this private placement, the Company paid $4.5 million in commissions to the placement agents and incurred $0.3 million in other offering expenses which resulted in net proceeds of approximately $170.2 million.
3. Investment in securities
The following is a summary of the available-for-sale securities classified as current assets:

	As of		As of
	March 31, 2006		December 31, 2005
(in thousands)	Cost basis	Fair value	Cost basis	Fair value
Auction rate municipal bonds	$52,800	$52,800	$89,597	$89,597
Auction rate preferreds	3,900	3,900	—	—

	$56,700	$56,700	$89,597	$89,597

The Company’s policy is to maintain a highly liquid short-term investment portfolio. The contractual maturities for auction rate municipal bonds at March 31, 2006 are between 22 and 40 years. Despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities. Proceeds from the sale and maturities of available-for-sale securities amounted to approximately $49.0 million and $33.5 million for the three months ended March 31, 2006 and 2005, respectively. Gross realized gains and losses for available-for-sale securities were insignificant for the three months ended March 31, 2006 and 2005. Gross realized gains and losses for available-for-sale securities are recorded as other income (expense). The cost of securities sold is based on the specific identification method. Unrealized gains and losses for available-for-sale securities as of the periods presented in the table above were not material.
4. Accounting for stock-based compensation
On January 1, 2006, the Company adopted the provisions of SFAS No. 123R (“SFAS No. 123R”), Share-based Payment: an Amendment of FASB Statements No. 123 and 95, which is a revision of SFAS No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation. Prior to January 1, 2006, the Company accounted for employee stock options and the employee stock purchase plan using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and adopted the disclosure only alternative of SFAS No. 123. SFAS No. 123R eliminated the intrinsic value method of accounting for stock options which the Company followed until December 31, 2005. Further, SFAS No. 123R requires all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon the fair value of the awards at the grant date.
Upon adoption of SFAS No. 123R, the Company selected the modified prospective transition method whereby unvested awards at the date of adoption as well as awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with SFAS No. 123R. Measurement and attribution of compensation cost for awards unvested as of January 1, 2006 is based on the same estimate of the grant-date or modification-date fair value and the same attribution method (straight-line) used previously under SFAS No. 123.
In the three months ended March 31, 2006, the adoption of SFAS No. 123R resulted in stock-based compensation expense of $3.7 million which caused loss before provision for income taxes to increase by $3.7 million and basic and diluted net loss per share applicable to common stockholders to increase by $0.07 per share. The following table presents stock-based compensation expense included in operating expenses for the three months ended March 31, 2006 and the pro forma stock-based compensation amounts that would have been included in the statements of operations for three months ended March 31, 2005 had stock-based compensation expense been determined in accordance with the fair value method prescribed by SFAS No. 123:

	Three months ended
	March 31,
(in thousands, except per share data)	2006	2005
Stock-based employee compensation expense determined under the fair value based method for all awards	$3,473	$3,271
Fair value of discount on employee stock purchase plan	98	70

Total stock-based employee compensation expense	$3,571	$3,341

Net loss — as reported		$(22,162)
Add: Stock-based employee compensation expense (benefit) included in reported net loss		(720)
Deduct: Stock-based compensation expense determined under fair value method		(3,341)

Net loss — pro forma		$(26,223)

Net loss per common share (basic and diluted):
As reported		$(0.68)
Pro forma		$(0.80)
The fair value of each option is estimated on the grant date or modification date, if any, using the Black-Scholes option valuation model. The variables used by the Company for the three months ended March 31, 2006 and 2005 are disclosed in the following table. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The stock price volatility used is based on the historical volatility of the stock of several of the Company’s peers. The expected term is calculated using the “simplified” method, which is defined in Staff Accounting Bulletin No. 107, Topic 14: Share-based Payment, and is equal to one-half of the sum of the weighted average time to vest and the option’s contractual term.

	Three months ended
	March 31,
	2006	2005
Risk-free interest rate	4.59%	3.43%-3.89%
Dividend yield	0%	0%
Volatility factor	63%	100%
Weighted average expected life	6.08 years	4.00 years
Total stock-based compensation expense (benefit) recognized in the accompanying statements of operations is as follows (in thousands):

	Three months ended
	March 31,
	2006	2005
Employee-related	$3,571	$(720)
Consultant-related	140	35

Total	$3,711	$(685)

Equity Incentive Plan
The Company’s 2004 Equity Incentive Plan (the “Plan”) provides for the granting of stock awards including stock options and restricted stock units, to employees, directors and consultants.
The Company’s board of directors determines eligibility, vesting schedules and exercise prices for stock awards granted under the Plan. Options and other stock awards under the Plan expire not more than ten years from the date of the grant and are exercisable upon vesting. Stock options generally vest over four years. Current stock option grants vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter. Restricted stock units generally vest over four years with consideration satisfied by service to the Company. The Plan provides for full acceleration of vesting if an employee is terminated within thirteen months of a change in control, as defined.
On February 16, 2006, the Company granted new hire stock options to purchase 153,480 shares of common stock at an exercise price of $16.13 per share and granted 247,554 restricted stock units. Stock options vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter. Restricted stock units generally vest over four years with consideration satisfied by service to the Company. The options were valued at $10.03 per option share and restricted stock units were valued at $16.13 per share, which was the fair market value of the common stock on the grant date. The compensation cost of the awards of approximately $5.1 million is being expensed over the respective service periods of the awards.
As of March 31, 2006, 4,150,052 options and 405,736 restricted stock units were outstanding under the Plan and an additional –206,346 shares of common stock were available for issuance under the Plan. In February 2006, the Company’s board of directors approved an increase of 4.0 million shares in the number of shares reserved under the Plan for future issuance subject to stockholder approval at the annual meeting of stockholders in May 2006.
During 2004, the Company’s board of directors and stockholders also approved the 2004 Non-Employee Directors’ Stock Option Plan. The plan provides for the automatic, non-discretionary grant of options to the Company’s non-employee directors. As of March 31, 2006, 267,500 options were outstanding under the plan and an additional 532,500 shares of common stock were available for issuance under the plan.
The Company has two other stock award plans: the 1991 Stock Option Plan (the “1991 Plan”) and the 1999 Stock Plan (the “1999 Plan”). Both of these plans provide for the granting of stock options to directors, employees and consultants. As of March 31, 2006, 73,084 options were outstanding under the 1991 Plan and 170,695 options were outstanding under the 1999 Plan. There were no additional shares available for issuance under the 1991 Plan or the 1999 Plan at March 31, 2006.
Prior to the merger of CTL and AlleCure into the Company, CTL had granted options to purchase shares of its common stock under its 2000 Stock Option and Stock Plan (the “CTL Plan”). Similarly, AlleCure had granted options to purchase shares of its common stock under its 2000 Stock Option and Stock Plan (the “AlleCure Plan”). Pursuant to the plans of reorganization and agreements of merger between the Company and each of CTL and AlleCure, the Company has assumed the obligation to issue shares of the Company’s common stock, at the exchange ratio agreed to in the merger agreement, upon the exercise of options granted under the CTL Plan and the AlleCure Plan. After the merger date, no further options were granted under either the CTL Plan or AlleCure Plan. As of March 31, 2006 there were an aggregate of 46,107 options outstanding under these plans.
During the year ended December 31, 2002, the Company’s board of directors granted 240,972 options at an exercise price of $25.23 per share to an employee who is the principal stockholder. The options vest annually over four years. These options, which were not under any plan, were outstanding at March 31, 2006 and are included in the tables below.

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term	Value ($000)
Outstanding at January 1, 2006	4,985,831	$12.40
Granted	153,480	16.13
Exercised	(59,878)	9.41
Forfeited	(93,120)	12.79
Expired	(37,903)	19.97

Outstanding at March 31, 2006	4,948,410	12.48	7.3	$39,389
Exercisable at March 31, 2006	1,990,923	11.82	5.1	$17,182

A summary of restricted stock units activity under the plan as of March 31, 2006, and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Grant date	Contractual	Intrinsic
	Shares	Fair value	Term	Value ($000)
Outstanding at January 1, 2006	164,901	$11.00
Granted	247,554	16.13
Forfeited	(6,719)	11.41

Outstanding at March 31, 2006	405,736	$14.12	9.63	$8,293
Exercisable at March 31, 2006	—	—	—	—
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2005 and 2006 was $9.77 and $10.03, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2005 and 2006 was approximately $81,000 and $0.5 million, respectively. The total fair value of options vested during the three months ended March 31, 2006 and 2005 was $1.9 million and $2.1 million, respectively. Cash received from the exercise of options during the three months ended March 31, 2006 and 2005 was approximately $0.6 million and $0.1 million, respectively.
A summary of the status of the Company’s nonvested shares, excluding restricted stock units, as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

		Weighted
	Number	Average
	of	Grant date
	Shares	Fair value
Nonvested at January 1, 2006	3,048,631	$13.06
Granted	153,480	10.03
Vested	(151,504)	12.86
Forfeited	(93,120)	12.79

Nonvested at March 31, 2006	2,957,487	12.74

A summary of the status of the Company’s restricted stock units, as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

		Weighted
	Number	Average
	of	Grant date
	Shares	Fair value
Nonvested at January 1, 2006	164,901	$11.00
Granted	247,554	16.13
Forfeited	(6,719)	11.41

Nonvested at March 31, 2006	405,736	14.12

As of March 31, 2006, there was $21.1 million and $4.8 million of unrecognized compensation cost related to options and restricted stock units, respectively, which is expected to be recognized over the weighted average vesting period of 2.9 years.
In March 2004, the Company’s board of directors approved the 2004 Employee Stock Purchase Plan. The aggregate number of shares that may be sold under the plan is 2,000,000 shares of common stock. On January 1 of each year, for a period of ten years beginning January 1, 2005, the share reserve automatically increases by the lesser of: 700,000 shares, 1% of the total number of shares of common stock outstanding on that date, or an amount as may be determined by the board of directors. However, under no event can the annual increase cause the total number of shares reserved under the purchase plan to exceed 10% of the total number of shares of capital stock outstanding on December 31 of the prior year. On January 1, 2005 and 2006, the purchase plan share reserve was increased by 327,562 and 503,141 shares, respectively. For the three months ended March 31, 2005 and 2006, the Company did not sell any shares of its common stock to employees participating in the plan.
5. Net loss per common share
Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units and warrants, that are not included in the diluted net loss per share calculation consisted of an aggregate of 7,980,029 shares and 4,517,093 shares as of March 31, 2006 and 2005, respectively.
6. State research and development credit exchange receivable
The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. At March 31, 2006, the estimated amount receivable under the program was $2.9 million.
7. Property and equipment
Property and equipment consist of the following (dollar amounts in thousands):

	Estimated
	Useful
	Life
	(years)	March 31, 2006	December 31, 2005
Land	—	$5,273	$5,273
Buildings	39-40	9,566	9,566
Building improvements	5-40	41,012	39,543
Machinery and equipment	3-10	24,447	23,087
Furniture, fixtures and office equipment	5-10	2,886	2,573
Computer equipment and software	3	5,362	4,808
Leasehold improvements		5	5
Construction in progress		12,580	10,298
Deposits on equipment		6,529	6,411

		107,660	101,564
Less accumulated depreciation and amortization		(27,371)	(25,381)

Property and equipment — net		$80,289	$76,183

8. Common and preferred stock
The Company is authorized to issue 90,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized. As of March 31, 2006 and December 31, 2005, 49,629,518 and 50,314,108 shares of common stock, respectively, were issued and outstanding. No shares of preferred stock were issued and outstanding at March 31, 2006 and December 31, 2005.
Registration rights — The holders of 17,132,000 shares of common stock together with warrants to purchase up to 3,426,000 shares of common stock, all of which were issued in the August 2005 private placement, have rights that require the Company to keep the registration of the shares of common stock purchased in the private placement or underlying warrants continuously effective until at least August 2007.
As of March 31, 2006 the holders of 916,715 shares of the Company’s common stock and the holders of warrants to purchase 12,436 shares of the Company’s common stock have rights, subject to some conditions, to require the Company to file registration statements covering their shares or to include their shares in registration statements that the Company may file for itself or other stockholders.
9. Warrants
During 1995 and 1996, the Company issued warrants to purchase shares of common stock. The warrants range in exercise price from $12.53 to $12.70 per share and expire at various dates through 2007. The warrants contain provisions for the adjustment of the exercise price and the number of shares issuable upon the exercise of the warrant in the event the Company declares any stock dividends or effects any stock split, reclassification or consolidation of its common stock. The warrants also contain a provision that provides for an adjustment to the exercise price and the number of shares issuable in the event that the Company issues securities for a per share price less than a specified price. As of March 31, 2006, warrants to purchase 12,436 shares of common stock at a weighted average exercise price of $12.66 per share are outstanding and exercisable.
In connection with the sale of common stock in the private placement which closed on August 5, 2005, the Company concurrently issued warrants to purchase up to 3,426,000 shares of common stock at an exercise price of $12.228 per share. See also Note 2 —Financings. These warrants became exercisable on February 1, 2006 and expire in August 2010. In the three months ended March 31, 2006, warrants for 979 shares were exercised for approximately $12,000 and 98,441 shares were issued upon the cashless warrant exercise of 254,528 warrant shares.
10. Commitments and contingencies
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
In May 2005, the Company’s former Chief Medical Officer filed a complaint against the Company in the California Superior Court, County of Los Angeles, Wayman Wendell Cheatham, M.D. v. MannKind Corporation, Case No. BC333845. The complaint alleges causes of action for wrongful termination in violation of public policy, breach of contract and retaliation, in connection with the Company’s termination of Dr. Cheatham’s employment. In the complaint, Dr. Cheatham seeks compensatory, punitive and exemplary damages in excess of $2.0 million as well as reimbursement of attorneys’ fees. In June 2005, the Company answered the complaint, generally denying each of Dr. Cheatham’s allegations and asserting various defenses. The Company believes the allegations in the complaint are without merit and is vigorously defending against them. The Company also filed a cross-complaint against Dr. Cheatham, alleging claims for libel per se, trade libel, breach of contract, breach of the implied covenant of good faith and fair dealing and breach of the duty of loyalty. The libel claims allege that Dr. Cheatham made certain false and malicious statements about the Company in a letter to the Food and Drug Administration (“FDA”) with regard to a request by the Company to hold a meeting with the FDA. The remaining causes of action in the cross-complaint arise out of the Company’s allegations that Dr. Cheatham had an undisclosed consulting relationship with a Company competitor during his employment with the Company, in violation of his agreement with the Company. In July 2005, Dr. Cheatham filed a demurrer, and a motion to strike the Company’s cross-complaint under California’s anti-SLAPP statute. In September 2005, the California Superior Court overruled Dr. Cheatham’s demurrer and denied his motion to strike the Company’s cross-complaint. Dr. Cheatham has appealed the Court’s ruling denying his motion to strike. Discovery as to Dr. Cheatham’s claims against the Company is proceeding, and this case is scheduled for trial to commence in October 2006. The Company believes that the ultimate resolution of this matter will not have a material impact on the Company’s financial position or results of operations.
In 2000, the Company issued 699,972 shares of common stock to three consultants in exchange for notes receivable aggregating approximately $10.9 million. The fixed interest bearing notes were collateralized by the underlying common stock. The notes-for- stock transactions were accounted for as in-substance stock option grants to non-employees. In November 2004, the consultants informed the Company that they had entered into an agreement in October 2001 with Alfred E. Mann, the Company’s chairman, chief executive officer and principal stockholder, under which Mr. Mann would purchase a portion of the consultants’ common stock, and that the Company was to apply the proceeds to the amounts owed under the consultants’ respective notes. The consultants informed the Company that they believed both the Company and Mr. Mann were in breach of the alleged agreement, and indicated their intent to seek alleged damages arising from the Company’s failure to perform the alleged agreement. On October 19, 2005, the principal and interest on the notes aggregating $14.6 million became due and payable and the Company pursued collection. On November 21, 2005, the consultants filed a complaint against the Company in the California Superior Court, County of Los Angeles, Rollins et al. v. MannKind et al, Case No. BC343381. The complaint alleges causes of action for breach of the abovementioned agreement, among other things. On January 19, 2006, the parties mediated and settled the case. Under the settlement, the Company repurchased 620,697 shares from the consultants in full satisfaction of the notes. These shares were tendered and cancelled on February 3, 2006. The Company also agreed to repurchase the remaining 79,275 shares held by the consultants for $1.4 million in cash. The settlement was reflected as a $1.4 million charge to general and administrative expense in the fourth quarter of the year ended December 31, 2005 with a corresponding amount payable included in accrued expenses and other current liabilities as of December 31 2005. On February 21, 2006, the Company received and cancelled the 79,275 shares, and paid the purchase price of $1.4 million to the consultants. The complaint has been dismissed in its entirety with prejudice.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A Risk Factors and elsewhere in this quarterly report on Form 10-Q. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes for the year ended December 31, 2005 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed pursuant to Section 13 of the Securities Exchange Act of 1934. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.
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
We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of March 31, 2006, we have incurred a cumulative net loss of $600.9 million. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities.

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
Study 030
This is a two-year, prospective, multi-site study that incorporates two design strategies. The first component is a randomized, open-label trial comparing pulmonary function in two groups of patients with diabetes. One group of approximately 625 patients is being treated with Technosphere Insulin in combination with other antidiabetic therapy and the other group of approximately 625 patients is being treated with existing oral and/or injectable therapies. The second component is a comparison of pulmonary function in the patients with diabetes who are not treated with Technosphere Insulin to a group of 125 subjects without any abnormalities in glucose control. Enrollment for this study began in June 2005 and is expected to be completed later in 2006.
Study 014
This study compared the efficacy of mealtime use of Technosphere Insulin plus basal insulin to mealtime use of rapid-acting, subcutaneous insulin plus basal insulin in approximately 240 patients with type 2 diabetes who had a baseline HbA1c level greater than 7.0% and less than 11.5%. The primary efficacy endpoint for this study was mean change in HbA1c levels from baseline to treatment week 24. Enrollment was completed in July 2005 and the treatment period completed in February 2006.
Study 101
This trial compared mealtime use of Technosphere Insulin to mealtime use of rapid-acting, subcutaneous insulin in approximately 90 patients with type 1 diabetes, who were evaluated over a 12-week period. The primary efficacy endpoint was the change in blood glucose levels following a standard meal. Enrollment was completed in July 2005 and treatment completed in January 2006.
Study 009
This study will evaluate Technosphere Insulin to prandial insulin analog both used in combination with basal insulin in approximately 500 patients with type 1 diabetes for a 12-month period. Efficacy will be evaluated on the basis of changes in HbA1c levels as well as changes in blood glucose levels after a standardized mixed meal. We began enrolling patients in this study in the first quarter of 2006.
Study 102
This study will compare the efficacy of mealtime use of Technosphere Insulin together with basal insulin to the twice-daily use of premixed insulin, a mixture of intermediate acting insulin and a rapid-acting insulin analog, in a population of approximately 500 patients with type 2 diabetes. Efficacy will be evaluated on the basis of changes in HbA1c levels as well as changes in blood glucose levels after a standardized mixed meal. We began enrolling patients in this study in the first quarter of 2006.
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
At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our product candidates other than the Technosphere Insulin System, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization. The costs required to complete the development of our Technosphere Insulin System will be largely dependent on the scope of our clinical trials, the cost and efficiency of our manufacturing process and discussions with the FDA on its requirements. We anticipate that our research and development expenses, particularly for the Technosphere Insulin System, will increase significantly with the continuation of existing clinical trials, the initiation of new trials, the resulting manufacturing costs associated with producing clinical trial materials, and the expansion, qualification and validation of our commercial manufacturing processes and facilities. Additionally, we expect non-cash stock-based compensation expense resulting from the adoption of SFAS No. 123R, Share-based Payment: an Amendment of FASB Statement 123 and 95, effective as of January 1, 2006, to increase in the future. See Critical Accounting Policies below and Note 4 — Accounting for Stock-Based Compensation in the notes to our financial statements.
GENERAL AND ADMINISTRATIVE EXPENSES
Our general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for administrative, finance, business development, human resources, legal and information systems support personnel. In addition, general and administrative expenses include business insurance and professional services costs.

We expect general and administrative expenses other than non-cash stock-based compensation expense to increase slightly in the future as a result of increased headcount, public company compliance and establishment of investor relations and marketing programs. We expect overall general and administrative expenses to increase significantly as a result of the adoption of SFAS No. 123R. See Critical Accounting Policies below and Note 4 — Accounting for Stock-Based Compensation in the notes to our financial statements.
CRITICAL ACCOUNTING POLICIES
Other than the adoption of SFAS No. 123R, there have been no material changes to our critical accounting policies as described in Item 7 to our annual report on Form 10-K for the year ended December 31, 2005.
Stock-based Compensation
Prior to January 1, 2006, we accounted for employee stock options and the employee stock purchase plan using the intrinsic value method in accordance with APB No. 25 and adopted the disclosure only alternative of SFAS No. 123. Upon adoption of SFAS No. 123R, we selected the modified prospective transition method whereby we recognized share-based employee costs from the beginning of 2006 as if the fair value accounting method had been used to account for all employee awards granted, modified, or settled after January 1, 2006 and to any awards that were not fully vested as of January 1, 2006. The measurement and attribution of compensation cost for awards that are unvested as of January 1, 2006 are based on the same estimate of the grant-date and the same attribution method used previously under SFAS No. 123. Including the effects of adoption of SFAS No. 123R, we recognized stock-based compensation expense of $3.7 million for the three months ended March 31, 2006. We expect expensing of stock-based compensation will continue to have an impact on our statement of operations. As of March 31, 2006, there was $21.1 million and $4.8 million of unrecognized compensation cost related to options and restricted stock units, respectively, granted by the Company which is expected to be recognized over the weighted average vesting period of 2.9 years.
RESULTS OF OPERATIONS
The discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2006 and 2005 are based upon our consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and as a result, actual condition or results may differ from our estimates under different assumptions or conditions.
Revenues
During the three months ended March 31, 2006, we recognized $0.1 million in revenue under a license agreement. There were no revenues recorded for the three months ended March 31, 2005. We do not anticipate sales of any product prior to regulatory approval and commercialization of our Technosphere Insulin System.
Research and Development Expense
The following table provides a comparison of the research and development expense categories for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three months ended
	March 31,
	2006	2005	$ Change	% Change
Clinical	$18,670	$8,828	$9,842	111%
Manufacturing	9,223	5,248	3,975	76%
Research	6,418	4,587	1,831	40%
Stock-based compensation expense	1,639	33	1,606	4,866%

Research and development expenses	$35,950	$18,696	$17,254	92%

The increase in research and development expenses for the three months ended March 31, 2006, as compared to the same period in the prior year was primarily due to ongoing expenses related to the clinical development of our Technosphere Insulin System. The expansion of our Phase 3 clinical trial program for our Technosphere Insulin System and the continuation of other preclinical studies increased our clinical research expenditures in 2006 as compared to the same period in 2005. This also resulted in increased Technosphere Insulin manufacturing costs to supply clinical trial materials. We also continue to expand our qualification and validation of our manufacturing system. Additionally, research activities related to toxicology studies for our Technosphere Insulin System, expanding our proprietary Technosphere platform technology, developing additional applications for the pulmonary delivery of other drugs and the discovery and development of programs primarily focused on cancer therapies resulted in increased research expenditures. We anticipate that our research and development expenses associated with our Technosphere Insulin System, expanding our Technosphere platform technology and the pursuit of cancer therapies will continue to increase in 2006. Specifically, we anticipate increased expenses related to the continuation of existing and initiation of new clinical trials, and the resulting manufacturing costs associated with producing clinical trial materials.
The increase in stock-based compensation expense for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily resulted from the adoption of SFAS No. 123R which requires all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon the fair value of the awards at the grant date. As described in the Critical Accounting Policies above, we have adopted SFAS No. 123R as of the effective date of January 1, 2006. In connection with our adoption, we expect non-cash stock-based compensation expense to increase significantly in the future. See Note 4 — Accounting for Stock-Based Compensation in the footnotes to our financial statements.
General and Administrative Expense
The following table provides a comparison of the general and administrative expense categories for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three months ended
	March 31,
	2006	2005	$ Change	% Change
Salaries, employee related and other general expenses	$7,066	$4,669	$2,397	51%
Stock-based compensation expense	2,072	(718)	2,790	389%

General and administrative expenses	$9,138	$3,951	$5,187	131%

General and administrative expenses for the three months ended March 31, 2006 increased as compared to the same period in the prior year. Increased administrative services resulted in increased headcount, compensation adjustments and other employee related expenses. Additionally, litigation, public company compliance (including the Sarbanes-Oxley Act) and our establishment of a marketing function in 2005 increased both professional fees and consulting expenses. Stock-based compensation expense also increased for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 upon the adoption of SFAS No. 123R. We expect general and administrative expenses other than non-cash stock-based compensation expense to increase slightly in the future as a result of increased headcount, public company compliance and establishment of investor relations and marketing programs. We expect overall general and administrative expenses to increase significantly as a result of the adoption of SFAS 123R. See Critical Accounting Policies above and Note 4 — Accounting for Stock-Based Compensation in the footnotes to our financial statements.
LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations primarily through the sale of equity securities. We do not anticipate sales of any product prior to regulatory approval and commercialization of our Technosphere Insulin System. We currently rely on cash resources to maintain adequate working capital levels. At March 31, 2006, we had $102.6 million in cash, cash equivalents and marketable securities as compared to $145.6 million as of December 31, 2005. Although we believe our existing cash resources will be sufficient to fund our anticipated cash requirements into the third quarter of 2006, we will require significant additional financing in the future to fund our operations. If adequate funds are not available, we may be required to delay, reduce or eliminate expenditures for certain of our programs, including our Technosphere Insulin System development activities. Because the majority of our anticipated expenses in the near term can be reduced or eliminated in a relatively short period, we believe that if we are unable to obtain additional capital we can continue activities, on a reduced basis, through the first quarter of 2007. Additionally, our principal stockholder has given assurances that he will provide additional funding for our operations, if necessary, through the first quarter of 2007.

During the three months ended March 31, 2006, we used $37.3 million of cash for our operations. We had a net loss of $43.6 million for the three months ended March 31, 2006, of which $5.7 million consisted of non-cash charges such as depreciation and amortization and stock-based compensation. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of our Technosphere Insulin System.
Investing activities provided $26.6 million of cash during the three months ended March 31, 2006. Cash provided by investing activities was from net sales of marketable securities of $32.7 million offset by $6.1 million used to purchase machinery and equipment to expand our manufacturing operations and quality systems in support of our expansion of clinical trials for Technosphere Insulin System. We expect to make significant purchases of equipment in the foreseeable future.
Our financing activities provided cash of $0.6 million for the three months ended March 31, 2006. Cash from financing activities was primarily from the exercise of stock options and warrants.
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
We have held preliminary discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration with us. To date, we have neither concluded these discussions nor reached an agreement concerning such a collaboration. If we enter into a strategic business collaboration with a pharmaceutical or biotechnology company, we would expect, as part of the transaction, to receive additional capital and reimbursements for a portion of the costs associated with the development, manufacture and commercialization of our Technosphere Insulin System. In addition, we expect to pursue the sale of equity and/or debt securities, or the establishment of other funding facilities. Issuances of debt or additional equity could impact the rights of our existing stockholders, dilute the ownership percentages of our existing stockholders and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets, including our Technosphere technology platform. There can be no assurance, however, that any strategic collaboration, sale of securities or sale or license of assets will be available to us on a timely basis or on acceptable terms, if at all. If we are unable to raise additional capital, we may be required to enter into agreements with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such agreements may not be on terms as commercially favorable to us.
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
Off-Balance Sheet Arrangements
As of March 31, 2006, we did not have any off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations disclosed in Item 7 to our annual report on Form 10-K for the year ended December 31, 2005 other than those in the ordinary course of our business, such as contracts related to the continuation of existing clinical trials, the initiation of new trials and the expansion, qualification and validation of our commercial manufacturing processes and facilities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not used derivative financial instruments. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. Our cash is deposited in and invested through highly rated financial institutions in

North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by ten percent from levels at March 31, 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, or Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our chief executive officer and chief financial officer performed an evaluation under the supervision and with the participation of our management, of our disclosure controls and procedures (as defined in Rule 13a-15(b) of the Securities Exchange Act) as of March 31, 2006. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. There have been no material changes to the risk factors described in Item 1A to our annual report on Form 10-K for the year ended December 31, 2005. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.
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
We have never been profitable, and, as of March 31, 2006, we had an accumulated deficit of $600.9 million. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates. This accumulated deficit may increase significantly as we expand development and clinical trial efforts.
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
We have expended significant time, money and effort in the development of our lead product candidate, the Technosphere Insulin System, which has not yet received regulatory approval and which may never be commercialized. Before we can market and sell our Technosphere Insulin System, we will need to advance our Technosphere Insulin System through Phase 3 clinical trials and demonstrate in these trials that our Technosphere Insulin System is safe and effective. We initiated two pivotal Phase 3 clinical trials this past quarter with the last pivotal Phase 3 trial scheduled to begin shortly. Also, we currently anticipate conducting several special population studies which will require additional time and substantial expenditure of resources. We must also receive the necessary approvals from the FDA and similar foreign regulatory agencies before this product can be marketed in the United States or elsewhere. Even if we were to receive regulatory approval, we ultimately may be unable to gain market acceptance of our Technosphere Insulin System for a variety of reasons, including the treatment and dosage regimen, potential adverse effects, the availability of alternative treatments and cost effectiveness. If we fail to commercialize our Technosphere Insulin System, our business, financial condition and results of operations will be materially and adversely affected.
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
We have never manufactured our Technosphere Insulin System or any other product candidate in commercial quantities. As our product candidates move through the regulatory process, we will need to either develop the capability of manufacturing on a commercial scale or engage third-party manufacturers with this capability, and we cannot offer assurances that we will be able to do either successfully. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. In addition, before we would be able to produce commercial quantities of Technosphere Insulin at our Danbury facility, it would have to undergo a pre-approval inspection by the FDA. The expansion process and preparation for the FDA’s pre-approval inspection for commercial production at the Danbury facility could take an additional six months or longer. If we use a third-party supplier to formulate Technosphere Insulin or produce raw material, the transition could also require significant start-up time to qualify and implement the manufacturing process. If we engage a third-party manufacturer, our third-party manufacturer may not perform as agreed or may terminate its agreement with us.
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
When we purchased the facilities located in Danbury, Connecticut, in 2001 there was a soil cleanup plan in process. As part of the purchase, we obtained an indemnification from the seller related to the remediation of the soil for all known environmental conditions that existed at the time the seller acquired the property. The seller is, in turn, indemnified for these known environmental conditions by the previous owner. We initiated the final stages of the soil cleanup plan which we estimate will cost $1.5 to $2.0 million to complete by the end of 2007. We also received an indemnification from the seller for environmental conditions created during its ownership of the property and for environmental problems unknown at the time that the seller acquired the property. These additional indemnities are limited to the purchase price that we paid for the Danbury facilities. In the event that any cleanup costs are imposed on us and we are unable to collect the full amount of these costs and expenses from the seller or the party responsible for the contamination, we may be required to pay these costs and our business and results of operations may be harmed.
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
Physicians will not recommend a product until clinical data or other factors demonstrate the safety and efficacy of the product. Even if the clinical safety and efficacy of our product candidates is established, physicians may elect not to recommend these product candidates for a variety of factors, including the reimbursement policies of government and third-party payors and the effectiveness of our competitors in marketing their therapies. Because of these and other factors, any product that we may develop may not gain market acceptance, which would materially harm our business, financial condition and results of operations.
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
In May 2005, Dr. Cheatham filed a complaint against us in the California Superior Court. The complaint alleges causes of action for wrongful termination in violation of public policy, breach of contract and retaliation in connection with the termination of Dr. Cheatham’s employment. In the complaint, Dr. Cheatham seeks compensatory, punitive and exemplary damages in excess of $2.0 million as well as reimbursement of attorneys’ fees. In June 2005, we answered the complaint and also filed a cross-complaint against Dr. Cheatham, alleging claims for libel per se, trade libel, breach of contract, breach of the implied covenant of good faith and fair dealing and breach of the duty of loyalty. In July 2005, Dr. Cheatham filed a demurrer, and a motion to strike our cross-complaint under California’s anti-SLAPP statute. In September 2005, the California Superior Court overruled Dr. Cheatham’s demurrer and denied his motion to strike the Company’s cross-complaint. Dr. Cheatham has appealed the Court’s ruling denying his motion to strike. Discovery as to Dr. Cheatham’s claims against us is proceeding, and this case is scheduled for trial to commence in October 2006.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K for that fiscal year. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting. Our management has concluded, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2005. There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.
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
Our insulin supplier sells its product outside of the US, however, we can make no assurances that our insulin supplier will be acceptable to the FDA. If we were required to find a new or additional supplier of insulin, we would be required to evaluate the new supplier’s ability to provide insulin that meets our specifications and quality requirements, which would require significant time and expense and could delay the manufacturing and future commercialization of our Technosphere Insulin System. We also depend on suppliers for other materials that comprise our Technosphere Insulin System, including our MedTone inhaler and cartridges. All of our device suppliers must comply with relevant regulatory requirements including QSR. It also is likely that major suppliers will be subject to FDA preapproval inspections before the agency will approve a future marketing application for our Technosphere Insulin System. At the present time our insulin supplier is certified to the ISO9001:2000 Standard. There can be no assurance, however, that if the FDA were to conduct a preapproval inspection of our insulin supplier or other suppliers, that the agency would find that the supplier substantially comply with the QSR or cGMP requirements, where applicable. If we or any potential third-party manufacturer or supplier fails to comply with these requirements or comparable requirements in foreign countries, regulatory authorities may subject us to regulatory action, including criminal prosecutions, fines and suspension of the manufacture of our products.
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
Mr. Mann has been our primary source of financing to date. At March 31, 2006, Mr. Mann beneficially owned approximately 49.2% of our outstanding shares of capital stock. Members of Mr. Mann’s family beneficially owned at least an additional 2.0% of our outstanding shares of common stock, although Mr. Mann does not have voting or investment power with respect to these shares. By virtue of his holdings, Mr. Mann can and will continue to be able to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.
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
As of March 31, 2006, we had approximately 49.6 million shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock may decline. Furthermore, if we were to include in a company-initiated registration statement shares held by our stockholders pursuant to the exercise of their registrations rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
3.1(1)	Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of common stock certificate.

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350)

(1)	Incorporated by reference to MannKind’s registration statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2006	MannKind Corporation

	By:	/s/ Richard L. Anderson

Richard L. Anderson
Corporate Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)