Form 10-Q
period 2006-06-30
MANNKIND CORP
filed 2006-08-03
CIK 899460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 000-50865
MannKind Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-3607736
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

28903 North Avenue Paine	91355
Valencia, California	(Zip Code)
(Address of principal executive offices)
(661) 775-5300
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                 Accelerated filer ☑                 Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 28, 2006, there were 49,701,099 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION
Form 10-Q
For the Quarterly Period Ended June 30, 2006

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,056	$56,037
Marketable securities	23,800	89,597
State research and development credit exchange receivable current	1,043	1,194
Prepaid expenses and other current assets	6,952	3,044

Total current assets	58,851	149,872
Property and equipment — net	83,190	76,183
State research and development credit exchange receivable — net of current portion	2,250	2,031
Other assets	288	285

Total	$144,579	$228,371

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,586	$3,547
Accrued expenses and other current liabilities	24,548	17,818

Total current liabilities	27,134	21,365
Other liabilities	24	29

Total liabilities	27,158	21,394

Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value — 90,000,000 shares authorized; 49,698,064 and 50,314,108 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	496	503
Additional paid-in capital	772,536	763,775
Deficit accumulated during the development stage	(655,611)	(557,301)

Total stockholders’ equity	117,421	206,977

Total	$144,579	$228,371

The accompanying notes are an integral part of these consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

					Cumulative period
					from February 14,
					1991 (date of
	Three months ended		Six months ended		inception) to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006
Revenue	$—	$—	$100	$—	$2,958

Operating expenses:
Research and development	45,321	23,596	81,271	42,292	379,671
General and administrative	10,456	3,971	19,594	7,922	117,569
In-process research and development costs	—	—	—	—	19,726

Goodwill impairment	—	—	—	—	151,428

Total operating expenses	55,777	27,567	100,865	50,214	668,394

Loss from operations	(55,777)	(27,567)	(100,765)	(50,214)	(665,436)
Other income (expense)	59	7	109	21	(1,783)
Interest income	971	405	2,351	877	11,629

Loss before provision for income taxes	(54,747)	(27,155)	(98,305)	(49,316)	(655,590)
Income taxes	(4)	—	(5)	(1)	(21)

Net loss	(54,751)	(27,155)	(98,310)	(49,317)	(655,611)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	—	—	(952)

Net loss applicable to common stockholders	$(54,751)	$(27,155)	$(98,310)	$(49,317)	$(678,823)

Net loss per share applicable to common stockholders — basic and diluted	$(1.10)	$(0.83)	$(1.98)	$(1.50)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	49,638	32,777	49,712	32,771

The accompanying notes are an integral part of these consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			Cumulative
			period from
			February 14,
			1991 (date of
	Six months ended		inception) to
	June 30,		June 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(98,310)	$(49,317)	$(655,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,115	3,639	34,752
Stock-based compensation expense (benefit)	7,497	(2,901)	30,015
Accrued interest on investments, net of amortization of premiums	197	25	51
(Gain)/loss on sale and abandonment/disposal of property and equipment	(14)	(24)	3,353
In-process research and development	—	—	19,726
Discount on stockholder notes below market rate	—	—	241
Non-cash compensation expense of officer resulting from stockholder contribution	—	—	70
Accrued interest expense on notes payable to stockholders	—	—	1,538
Non-cash interest expense	—	—	3
Accrued interest on notes	—	—	(747)
Goodwill impairment	—	—	151,428
Loss on available-for-sale securities	—	—	229
Changes in assets and liabilities:
State research and development credit exchange receivable	(68)	1,180	(3,293)
Prepaid expenses and other current assets	(3,908)	808	(6,952)
Other assets	(3)	(142)	(288)
Accounts payable	(962)	1,144	2,586
Accrued expenses and other current liabilities	6,730	3,373	24,548
Other liabilities	(5)	(33)	21
Payment of deferred compensation	—	(1,373)	—

Net cash used in operating activities	(84,731)	(43,621)	(398,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(23,950)	(69,550)	(426,668)
Sales of marketable securities	89,550	58,195	402,590
Purchase of property and equipment	(11,141)	(5,547)	(121,510)
Proceeds from sale of property and equipment	32	90	214
Restricted cash	—	565	—

Net cash provided by (used in) investing activities	54,491	(16,247)	(145,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants for cash	1,259	433	494,510
Collection of Series C convertible preferred stock subscriptions receivable	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Cash received for common stock to be issued	—	—	3,900

			Cumulative
			period from
			February 14,
			1991 (date of
	Six months ended		inception) to
	June 30,		June 30,
	2006	2005	2006
Repurchase of common stock	—	—	(1,028)
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivables	—	—	1,742
Principal payments on notes payable	—	—	(1,667)
Borrowings on notes payable	—	—	3,460

Net cash provided by financing activities	1,259	433	570,760

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,981)	(59,435)	27,056
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	56,037	78,987	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,056	$19,552	$27,056

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$5	$1	$21
Interest paid in cash	—	—	80
Accretion on redeemable convertible preferred stock	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	171,154
Issuance of common stock for notes receivable	—	—	2,758
Issuance of put option by stockholder	—	—	(2,949)
Put option redemption by stockholder	—	—	1,921
Notes receivable by stockholder issued to officers	—	—	—
Issuance of Series C convertible preferred stock subscriptions	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)
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

MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of business and basis of presentation
The accompanying unaudited consolidated financial statements of MannKind Corporation (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest audited annual financial statements. The audited statements for the year ended December 31, 2005 are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 16, 2006 (the “Annual Report”).
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the six and three months ended June 30, 2006 may not be indicative of the results that may be expected for the full year.
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
Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. Since its inception through June 30, 2006 the Company has reported accumulated net losses of $655.6 million, which include a goodwill impairment charge of $151.4 million, and negative cash flow from operations of $398.3 million. It is costly to develop therapeutic products and conduct clinical trials for these products. On August 2, 2006, the Company entered into a loan arrangement with its principal stockholder to borrow up to a total of $150.0 million in one or more advances at any time through August 2, 2007 that the Company’s cash balance falls below its projected cash requirements for the subsequent three months, provided that each advance be no less than $50.0 million. The Company borrowed $50.0 million under the loan arrangement on August 2, 2006. See Note 10 – Subsequent Event.
The Company believes that this loan arrangement with its principal stockholder will enable the Company to continue funding operations through the second quarter of 2007. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. Accordingly, the Company expects that it will need to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration with a pharmaceutical company or the establishment of other funding facilities, in order to continue the development and commercialization of its Technosphere Insulin System and other product candidates and to support its other ongoing activities. If planned operating results are not achieved or the Company is not successful in raising additional capital, management believes that planned expenditures could be reduced or eliminated in a relatively short period to continue activities, on a reduced basis.

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
2. Investment in securities
The following is a summary of the available-for-sale securities classified as current assets:

	As of		As of
	June 30, 2006		December 31, 2005
(in thousands)	Cost basis	Fair value	Cost basis	Fair value
Auction rate municipal bonds	$23,800	$23,800	$89,597	$89,597
The Company’s policy is to maintain a highly liquid short-term investment portfolio. The contractual maturities for auction rate municipal bonds at June 30, 2006 are between 22 and 40 years. Despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities. Proceeds from the sale and maturities of available-for-sale securities amounted to approximately $89.6 million and $58.2 million for the six months ended June 30, 2006 and 2005, respectively, and $40.6 million and $24.7 million for the three months ended June 30, 2006 and 2005, respectively. Gross realized gains and losses for available-for-sale securities were insignificant for the three and six months ended June 30, 2006 and 2005. Gross realized gains and losses for available-for-sale securities are recorded as other income (expense). The cost of securities sold is based on the specific identification method. Unrealized gains and losses for available-for-sale securities as of the periods presented in the table above were not material.
3. Accounting for stock-based compensation
On January 1, 2006, the Company adopted the provisions of SFAS No. 123R (“SFAS No. 123R”), Share-based Payment: an Amendment of FASB Statements No. 123 and 95, which is a revision of SFAS No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation. Prior to January 1, 2006, the Company accounted for employee stock options and the employee stock purchase plan using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and adopted the disclosure only alternative of SFAS No. 123. SFAS No. 123R eliminated the intrinsic value method of accounting for stock options which the Company followed until December 31, 2005. Further, SFAS No. 123R requires all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon the fair value of the awards at the grant date.
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
In the three and six months ended June 30, 2006, the Company recorded stock-based compensation expense of $3.8 million and $7.5 million, respectively, which caused loss before provision for income taxes to increase by $3.8 million and $7.5 million, respectively, and basic and diluted net loss per share applicable to common stockholders to increase by $0.08 and $0.15 per share, respectively. The following table presents stock-based compensation expense included in operating expenses for the three and six months ended June 30, 2006 and the pro forma stock-based compensation amounts that would have been included in the statements of operations for three and six months ended June 30, 2005 had stock-based compensation expense been determined in accordance with the fair value method prescribed by SFAS No. 123:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2006	2005	2006	2005
Stock-based employee compensation expense determined under the fair value based method for all awards	$3,578	$3,873	$7,051	$7,143
Fair value of discount on employee stock purchase plan	114	106	212	176

Total stock-based employee compensation expense	$3,692	$3,979	$7,263	$7,319

Net loss — as reported		$(27,155)		$(49,317)
Add: Stock-based employee compensation expense (benefit) included in reported net loss		(2,460)		(3,180)
Deduct: Stock-based compensation expense determined under fair value method		(3,979)		(7,319)

Net loss — pro forma		$(33,594)		$(59,816)

Net loss per common share (basic and diluted):
As reported		$(0.83)		$(1.50)
Pro forma		$(1.03)		$(1.83)
The fair value of each option is estimated on the grant date or modification date, if any, using the Black-Scholes option valuation model. The variables used by the Company for the three and six months ended June 30, 2006 and 2005 are disclosed in the following table. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The stock price volatility used is based on the historical volatility of the stock of several of the Company’s peers. The weighted average expected life is calculated using the “simplified” method, which is defined in Staff Accounting Bulletin No. 107, Topic 14: Share-based Payment, and is equal to one-half of the sum of the weighted average time to vest and the option’s contractual term.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.96%	3.66%	4.59%-4.96%%	3.43%-3.89%
Dividend yield	0%	0%	0%	0%
Volatility factor	63%	100%	63%	100%
Weighted average expected life	6.08 years	4.00 years	6.08 years	4.00 years

Total stock-based compensation expense (benefit) recognized in the accompanying statements of operations is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Employee-related	$3,692	$(2,460)	$7,263	$(3,180)
Non-Employee-related	94	118	234	153

Total	$3,786	$(2,342)	$7,497	$(3,027)

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
On February 16, 2006, the Company granted new hire stock options to purchase 153,480 shares of common stock at an exercise price of $16.13 per share and granted 247,554 restricted stock units. The options were valued at $10.03 per option share and restricted stock units were valued at $16.13 per share, which was the fair market value of the common stock on the grant date. The compensation cost of the awards of approximately $5.1 million is being expensed over the requisite service periods of the awards.
On May 25, 2006, the Company’s board of directors approved new hire and promotion stock option grants to purchase 221,330 shares of common stock at an exercise price of $17.00 per share. The Company’s board of directors also granted 177,703 restricted stock units. The options were valued at $10.65 per option share and restricted stock units were valued at $17.00 per share, which was the fair market value of the common stock on the grant date. The compensation cost of the awards of approximately $5.4 million is being expensed over the requisite service periods of the awards.
In May 2006, the Company’s stockholders approved an increase of 4.0 million shares in the number of shares reserved under the Plan for future issuance. As of June 30, 2006, 4,291,127 options and 578,449 restricted stock units were outstanding under the Plan and an additional 3,805,176 shares of common stock were available for issuance under the Plan.
During 2004, the Company’s board of directors and stockholders approved the 2004 Non-Employee Directors’ Stock Option Plan. The plan provides for the automatic, non-discretionary grant of options to the Company’s non-employee directors. Options to purchase 70,000 shares of common stock were automatically granted on May 25, 2006, the day of the annual stockholders meeting, to non-employee directors pursuant to the 2004 Non-Employee Directors’ Stock Option Plan. The corresponding compensation cost of the awards approximated $0.7 million, which is being expensed over the requisite service periods of the awards. As of June 30, 2006, 337,500 options were outstanding under the plan and an additional 462,500 shares of common stock were available for issuance under the plan.
The Company has two other stock award plans: the 1991 Stock Option Plan (the “1991 Plan”) and the 1999 Stock Plan (the “1999 Plan”). Both of these plans provide for the granting of stock options to directors, employees and consultants. As of June 30, 2006, 73,084 options were outstanding under the 1991 Plan and 170,695 options were outstanding under the 1999 Plan. There were no additional shares available for issuance under the 1991 Plan or the 1999 Plan at June 30, 2006.
Prior to the merger of CTL and AlleCure into the Company, CTL had granted options to purchase shares of its common stock under its 2000 Stock Option and Stock Plan (the “CTL Plan”). Similarly, AlleCure had granted options to purchase shares of its common stock under its 2000 Stock Option and Stock Plan (the “AlleCure Plan”). Pursuant to the plans of reorganization and agreements of merger between the Company and each of CTL and AlleCure, the Company has assumed the obligation to issue shares of the Company’s common stock, at the exchange ratio agreed to in the merger agreement, upon the exercise of options granted under the CTL Plan and the AlleCure Plan. After the merger date, no further options were granted under either the CTL Plan or AlleCure Plan. As of June 30, 2006 there were an aggregate of 45,801 options outstanding under these plans.

During the year ended December 31, 2002, the Company’s board of directors granted 240,972 options at an exercise price of $25.23 per share to an employee who is the principal stockholder. The options vest annually over four years. These options, which were not under any plan, were outstanding at June 30, 2006 and are included in the tables below.
A summary of option activity as of March 31, 2006 and June 30, 2006, and changes during each of the three months ended March 31, 2006 and June 30, 2006, is presented below:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value ($000)
Outstanding at January 1, 2006	4,985,831	$12.40
Granted	153,480	16.13
Exercised	(59,878)	9.41
Forfeited	(93,120)	12.79
Expired	(37,903)	19.97

Outstanding at March 31, 2006	4,948,410	12.48	7.3	$39,389
Granted	291,330	17.00
Exercised	(17,685)	10.74
Forfeited	(53,412)	14.84
Expired	(9,461)	11.09

Outstanding at June 30, 2006	5,159,182	12.72	7.2	$44,321
Exercisable at June 30, 2006	2,180,972	11.81

A summary of restricted stock units activity as of March 31, 2006 and June 30, 2006, and changes during each of the three months ended March 31, 2006 and June 30, 2006, is presented below:

		Weighted	Weighted
		Average	Average
	Number	Grant Date	Remaining	Aggregate
	of	Fair Value	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value ($000)
Outstanding at January 1, 2006	164,901	$11.00
Granted	247,554	16.13
Forfeited	(6,719)	11.41

Outstanding at March 31, 2006	405,736	$14.12	9.6	$8,293
Granted	177,703	17.00
Forfeited	(4,990)	13.06

Outstanding at June 30, 2006	578,449	15.02	9.5	$12,327
Exercisable at June 30, 2006	—	—	—	—
The weighted-average grant-date fair value per share of options granted during the three months ended June 30, 2005 and 2006 was $8.83 and $10.65, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2005 and 2006 was approximately $0.1 million and $0.2 million, respectively. The total fair value of options vested during the three months ended June 30, 2006 and 2005 was $2.3 million and $2.3 million, respectively. Cash received from the exercise of options during the three months ended June 30, 2006 and 2005 was approximately $0.2 million and $0.1 million, respectively.
A summary of the status of the Company’s nonvested shares, excluding restricted stock units, as of March 31, 2006 and June 30, 2006, and changes during each of the three months ended March 31, 2006 and June 30, 2006, is presented below:

		Weighted
		Average
	Number	Grant Date
	of	Fair Value
	Shares	Per Share
Nonvested at January 1, 2006	3,048,631	$13.06
Granted	153,480	10.03
Vested	(151,504)	12.86
Forfeited	(93,120)	12.79

Nonvested at March 31, 2006	2,957,487	12.74

Granted	291,330	10.65
Vested	(217,194)	13.99
Forfeited	(53,413)	14.84

Nonvested at June 30, 2006	2,978,210	13.09

A summary of the status of the Company’s restricted stock units, as of March 31, 2006 and June 30, 2006, and changes during each of the three months ended March 31, 2006 and June 30, 2006, is presented below:

		Weighted
		Average
	Number	Grant Date
	of	Fair Value
	Shares	Per Share
Nonvested at January 1, 2006	164,901	$11.00
Granted	247,554	16.13
Forfeited	(6,719)	11.41

Nonvested at March 31, 2006	405,736	14.12

Granted	177,703	17.00
Forfeited	(4,990)	13.06

Nonvested at June 30, 2006	578,449	15.02

As of June 30, 2006, there was $21.1 million and $6.9 million of unrecognized compensation cost related to options and restricted stock units, respectively, which is expected to be recognized over the weighted average vesting period of 2.7 years.
In March 2004, the Company’s board of directors approved the 2004 Employee Stock Purchase Plan. The aggregate number of shares that may be sold under the plan is 2,000,000 shares of common stock. On January 1 of each year, for a period of ten years beginning

January 1, 2005, the share reserve automatically increases by the lesser of: 700,000 shares, 1% of the total number of shares of common stock outstanding on that date, or an amount as may be determined by the board of directors. However, under no event can the annual increase cause the total number of shares reserved under the purchase plan to exceed 10% of the total number of shares of capital stock outstanding on December 31 of the prior year. On January 1, 2005 and 2006, the purchase plan share reserve was increased by 327,562 and 503,141 shares, respectively. For the six months ended June 30, 2005 and 2006, the Company sold 28,878 and 50,894, respectively, of its common stock to employees participating in the plan.
4. Net loss per common share
Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units and warrants, that are not included in the diluted net loss per share calculation consisted of an aggregate of 5,750,067 shares and 4,497,904 shares as of June 30, 2006 and 2005, respectively.
5. State research and development credit exchange receivable
The State of Connecticut provides certain companies with the opportunity to exchange eligible research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. At June 30, 2006, the estimated amount receivable under the program was $3.6 million.
6. Property and equipment
Property and equipment consist of the following (dollar amounts in thousands):

	Estimated
	Useful
	Life
	(years)	June 30, 2006	December 31, 2005
Land	—	$5,273	$5,273
Buildings	39-40	9,566	9,566
Building improvements	5-40	43,480	39,543
Machinery and equipment	3-10	25,901	23,087
Furniture, fixtures and office equipment	5-10	2,930	2,573
Computer equipment and software	3	5,382	4,808
Leasehold improvements		36	5
Construction in progress		13,560	10,298
Deposits on equipment		6,528	6,411

		112,656	101,564
Less accumulated depreciation and amortization		(29,466)	(25,381)

Property and equipment — net		$83,190	$76,183

7 Common and preferred stock
The Company is authorized to issue 90,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized. As of June 30, 2006 and December 31, 2005, 49,698,064 and 50,314,108 shares of common stock, respectively, were issued and outstanding. No shares of preferred stock were issued and outstanding at June 30, 2006 and December 31, 2005.
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
As of June 30, 2006 the holders of 916,715 shares of the Company’s common stock and the holders of warrants to purchase 12,436 shares of the Company’s common stock have rights, subject to some conditions, to require the Company to file registration statements covering their shares or to include their shares in registration statements that the Company may file for itself or other stockholders.
8. Warrants
During 1995 and 1996, the Company issued warrants to purchase shares of common stock. The warrants range in exercise price from $12.53 to $12.70 per share and expire at various dates through 2007. The warrants contain provisions for the adjustment of the exercise price and the number of shares issuable upon the exercise of the warrant in the event the Company declares any stock dividends or effects any stock split, reclassification or consolidation of its common stock. The warrants also contain a provision that provides for an adjustment to the exercise price and the number of shares issuable in the event that the Company issues securities for a per share price less than a specified price. As of June 30, 2006, warrants to purchase 12,436 shares of common stock at a weighted average exercise price of $12.66 per share are outstanding and exercisable.
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
9. Commitments and contingencies
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
In May 2005, the Company’s former Chief Medical Officer filed a complaint against the Company in the California Superior Court, County of Los Angeles, Wayman Wendell Cheatham, M.D. v. MannKind Corporation, Case No. BC333845. The complaint alleges causes of action for wrongful termination in violation of public policy, breach of contract and retaliation, in connection with the Company’s termination of Dr. Cheatham’s employment. In the complaint, Dr. Cheatham seeks compensatory, punitive and exemplary damages in excess of $2.0 million as well as reimbursement of attorneys’ fees. In June 2005, the Company answered the complaint, generally denying each of Dr. Cheatham’s allegations and asserting various defenses. The Company believes the allegations in the complaint are without merit and is vigorously defending against them. The Company also filed a cross-complaint against Dr. Cheatham, alleging claims for libel per se, trade libel, breach of contract, breach of the implied covenant of good faith and fair dealing and breach of the duty of loyalty. The libel claims allege that Dr. Cheatham made certain false and malicious statements about the Company in a letter to the Food and Drug Administration (“FDA”) with regard to a request by the Company to hold a meeting with the FDA. The remaining causes of action in the cross-complaint arise out of the Company’s allegations that Dr. Cheatham had an undisclosed consulting relationship with a Company competitor during his employment with the Company, in violation of his agreement with the Company. In July 2005, Dr. Cheatham filed a demurrer, and a motion to strike the Company’s cross-complaint under California’s anti-SLAPP statute. In September 2005, the California Superior Court overruled Dr. Cheatham’s demurrer and denied his motion to strike the Company’s cross-complaint. Dr. Cheatham has appealed the Court’s ruling denying his motion to strike. Discovery as to Dr. Cheatham’s claims against the Company is proceeding, and this case is currently scheduled for trial to commence in February 2007. The Company believes that the ultimate resolution of this matter will not have a material impact on the Company’s financial position or results of operations.
10. Subsequent Event
On August 2, 2006 the Company entered into a loan arrangement with its principal stockholder to borrow up to a total of $150.0 million in one or more advances at any time through August 2, 2007 that the Company’s cash balance falls below its projected cash requirements for the subsequent three month period, provided that each advance be no less than $50.0 million. The Company borrowed $50.0 million under the loan arrangement on August 2, 2006. Interest accrues on each outstanding advance at a rate equal to the one year LIBOR rate in effect on the day of such advance plus 3% per annum and is payable quarterly in arrears. The loan is unsecured and contains no financial covenants. There are no warrants associated with the loan nor is the loan convertible into the Company's stock. In the event of a default, all unpaid principal and interest becomes immediately due and payable and the interest rate increases to one year LIBOR calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. Upon the closing of certain financing events, including equity and debt financings or strategic transactions with third parties, in which the Company receives cash proceeds of at least $100.0 million, the Company is required to repay all or a portion of the principal and accrued and unpaid interest under the note equal to the difference between the Company’s cash balance immediately following the financing event and its projected cash requirements for the six month period following the financing event.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A Risk Factors and elsewhere in this quarterly report on Form 10-Q (this “Quarterly Report”). The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes for the year ended December 31, 2005 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed pursuant to Section 13 of the Securities Exchange Act of 1934. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.
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
In a Phase 2 clinical trial conducted in the United States, the use of Technosphere Insulin at mealtimes significantly lowered blood glucose levels in patients with type 2 diabetes who previously were experiencing inadequate control of their disease. Even in patients with only mildly elevated blood glucose levels, we observed in this study that the typical risks of frequent or severe hypoglycemia generally associated with insulin therapy appear not to be associated with Technosphere Insulin, suggesting that our therapy may have a potential safety advantage over other currently available insulin therapies. In a European Phase 2 dosage-tolerance study, Technosphere Insulin was observed to improve glycemic control in a dose-dependent manner as measured by decreases in HbA1c levels and by reductions in glucose excursions following a meal. In addition, there was no indication of a negative effect on pulmonary function and no weight gain at any dose of Technosphere Insulin over 12 weeks of treatment.
Currently, we are enrolling patients in four major Phase 3 clinical trials, including a two-year pulmonary safety study that will compare the pulmonary function of patients with type 1 or type 2 diabetes randomized to either Technosphere Insulin or standard diabetes care. Based on our discussions with the Food and Drug Administration (the “FDA”), we plan to accumulate two years of controlled safety data from patients with type 1 diabetes as well as patients with type 2 diabetes before we file a new drug application for the Technosphere Insulin System. We anticipate that our entire clinical trial program will involve more than 3,200 patients. Larger populations and longer durations of exposure may be necessary depending on the safety profile of our product.
Our Technosphere Insulin System utilizes our proprietary Technosphere formulation technology, which is based on a class of organic molecules that are designed to self-assemble into small particles onto which drug molecules can be loaded. We are also developing additional Technosphere-based products for the delivery of other drugs. We plan to initiate Phase 1 clinical trials of a therapeutic cancer vaccine by the end of 2006.
We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of June 30, 2006, we have incurred a cumulative net loss of $655.6 million. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities.

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
Study 014
This study compared the efficacy of mealtime use of Technosphere Insulin plus basal insulin to mealtime use of rapid-acting, subcutaneous insulin plus basal insulin in approximately 240 patients with type 2 diabetes who had a baseline HbA1c level greater than 7.0% and less than 11.5%. The primary efficacy endpoint for this study was mean change in HbA1c levels from baseline to treatment week 24. Enrollment was completed in July 2005 and the treatment period completed in February 2006. We plan to present data from Study 014 at the European Association for the Study of Diabetes in September.
Study 101
This trial compared mealtime use of Technosphere Insulin to mealtime use of rapid-acting, subcutaneous insulin in 110 patients with type 1 diabetes, who were evaluated over a 12-week period. The primary efficacy endpoint was the change in blood glucose levels following a standard meal. In April 2006 we announced that this was the first study that demonstrated that patients with Type 1 diabetes using Technosphere Insulin can achieve comparable levels of control in HbA1c as patients treated with an injected rapid-acting insulin analog. Technosphere Insulin has a more rapid onset of action and a shorter duration of action than the injected rapid-acting insulin analog. In this study, the peak of the mean blood glucose values following a standardized meal test were lower for patients on Technosphere Insulin than those receiving injections of rapid-acting insulin analog. The study also found that patients using Technosphere Insulin did not gain weight during the study in contrast to patients using the injected rapid-acting insulin analog. Furthermore, after twelve weeks of treatment, pulmonary function did not differ between the two patient groups.
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
Study 103
This study will evaluate the efficacy of Technosphere Insulin alone and in combination with metformin, an oral medication, in approximately 500 patients with type 2 diabetes who are not achieving desired glucose control with a combination of metformin and sulphonylurea, another oral medication. Efficacy will be evaluated on the basis of changes in HbA1c levels after 26 weeks of treatment as well as changes in blood glucose levels after a standardized mixed meal. We began enrolling patients in this study in the second quarter of 2006.
Special population studies
We have two ongoing special population studies: one examining the impact of asthma and the other examining the impact of chronic smoking on the pharmacokinetics associated with Technosphere Insulin. We plan to use the results of these studies to conduct safety studies in patients with asthma and in chronic smokers that also have diabetes. We also plan to conduct a safety study in patients with both diabetes and chronic obstructive pulmonary disease. Other special population studies include a trial that will examine the elimination of Technosphere Insulin in patients with kidney disease and a trial that will examine the effect of Technosphere Insulin in patients with liver disease.
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
At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our product candidates other than the Technosphere Insulin System, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization. The costs required to complete the development of our Technosphere Insulin System will be largely dependent on the scope of our clinical trials, the cost and efficiency of our manufacturing process and discussions with the FDA on its requirements. We anticipate that our research and development expenses, particularly for the Technosphere Insulin System, will increase significantly with the continuation of existing clinical trials, the initiation of new trials, the resulting manufacturing costs associated with producing clinical trial materials, and the expansion, qualification and validation of our commercial manufacturing processes and facilities. Additionally, we expect non-cash stock-based compensation expense resulting from the adoption of SFAS No. 123R, Share-based Payment: an Amendment of FASB Statement 123 and 95 (“SFAS No. 123R”), effective as of January 1, 2006, to be higher in future periods as compared to periods prior to January 1, 2006. See Critical Accounting Policies below and Note 3 — Accounting for Stock-Based Compensation in the notes to our financial statements.

GENERAL AND ADMINISTRATIVE EXPENSES
Our general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for administrative, finance, business development, human resources, legal and information systems support personnel. In addition, general and administrative expenses include business insurance and professional services costs.
We expect general and administrative expenses other than non-cash stock-based compensation expense to increase slightly in the future as a result of increased headcount, public company compliance and establishment of investor relations and marketing programs. We expect overall general and administrative expenses to be higher in future periods as compared to periods prior to the adoption of SFAS No. 123R. See Critical Accounting Policies below and Note 3 — Accounting for Stock-Based Compensation in the notes to our financial statements.
CRITICAL ACCOUNTING POLICIES
Other than the adoption of SFAS No. 123R, there have been no material changes to our critical accounting policies as described in Item 7 to our Annual Report.
Stock-based Compensation
Prior to January 1, 2006, we accounted for employee stock options and the employee stock purchase plan using the intrinsic value method in accordance with APB No. 25 and adopted the disclosure only alternative of SFAS No. 123. Upon adoption of SFAS No. 123R, we selected the modified prospective transition method whereby we recognized share-based employee costs from the beginning of 2006 as if the fair value accounting method had been used to account for all employee awards granted, modified, or settled after January 1, 2006 and to any awards that were not fully vested as of January 1, 2006. The measurement and attribution of compensation cost for awards that are unvested as of January 1, 2006 are based on the same estimate of the grant-date and the same attribution method used previously under SFAS No. 123. Including the effects of adoption of SFAS No. 123R, we recognized stock-based compensation expense of $7.5 million for the six months ended June 30, 2006. We expect expensing of stock-based compensation will continue to have an impact on our statement of operations. As of June 30, 2006, there was $21.1 million and $6.9 million of unrecognized compensation cost related to options and restricted stock units, respectively, granted by the Company which is expected to be recognized over the weighted average vesting period of 2.7 years.
RESULTS OF OPERATIONS
The discussion and analysis of our financial condition and results of operations for the three months ended June 30, 2006 and 2005 are based upon our consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and as a result, actual condition or results may differ from our estimates under different assumptions or conditions.
Revenues
During the six months ended June 30, 2006, we recognized $0.1 million in revenue under a license agreement. There were no revenues recorded for the six months ended June 30, 2005. We do not anticipate sales of any product prior to regulatory approval and commercialization of our Technosphere Insulin System.
Research and Development Expense
The following table provides a comparison of the research and development expense categories for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Three months ended
	June 30,
	2006	2005	$ Change	% Change
Clinical	$28,092	$12,768	$15,324	120%
Manufacturing	8,906	6,021	2,885	48%
Research	6,708	5,350	1,358	25%
Stock-based compensation expense	1,615	(543)	2,158	397%

Research and development expenses	$45,321	$23,596	$21,725	92%

	Six months ended
	June 30,
	2006	2005	$ Change	% Change
Clinical	$46,762	$21,596	$25,166	117%
Manufacturing	18,129	11,269	6,860	61%
Research	13,126	9,937	3,189	32%
Stock-based compensation expense	3,254	(510)	3,764	738%

Research and development expenses	$81,271	$42,292	$38,979	92%

The increase in research and development expenses for the three and six months ended June 30, 2006, as compared to the same periods in the prior year was primarily due to ongoing expenses related to the clinical development of our Technosphere Insulin System. The expansion of our Phase 3 clinical trial program for our Technosphere Insulin System and the continuation of other preclinical studies increased our clinical research expenditures in 2006 as compared to the same period in 2005. This also resulted in increased Technosphere Insulin manufacturing costs to supply clinical trial materials. We also continue to expand our qualification and validation of our manufacturing system. Additionally, research activities related to toxicology studies for our Technosphere Insulin System, expanding our proprietary Technosphere platform technology, developing additional applications for the pulmonary delivery of other drugs and the discovery and development of programs primarily focused on cancer therapies resulted in increased research expenditures. We anticipate that our research and development expenses associated with our Technosphere Insulin System, expanding our Technosphere platform technology and the pursuit of cancer therapies will continue to increase in 2006. Specifically, we anticipate increased expenses related to the continuation of existing and initiation of new clinical trials, and the resulting manufacturing costs associated with producing clinical trial materials.
The increase in stock-based compensation expense for the three and six months ended June 30, 2006 compared to the same periods in the prior year primarily resulted from the adoption of SFAS No. 123R which requires all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon the fair value of the awards at the grant date. As described in the Critical Accounting Policies above, we have adopted SFAS No. 123R as of the effective date of January 1, 2006. As a result of our adoption of SFAS No. 123R, we expect non-cash stock-based compensation expense to be higher in future periods as compared to periods prior to January 1, 2006. See Note 3 — Accounting for Stock-Based Compensation in the footnotes to our financial statements.
General and Administrative Expense
The following table provides a comparison of the general and administrative expense categories for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Three months ended
	June 30,
	2006	2005	$ Change	% Change
Salaries, employee related and other general expenses	$8,285	$5,644	$2,641	47%
Stock-based compensation expense	2,171	(1,673)	3,844	230%

General and administrative expenses	$10,456	$3,971	$6,485	163%

	Six months ended
	June 30,
	2006	2005	$ Change	% Change
Salaries, employee related and other general expenses	$15,351	$10,312	$5,039	49%
Stock-based compensation expense	4,243	(2,391)	6,635	277%

General and administrative expenses	$19,594	$7,921	$11,673	147%

General and administrative expenses for the three and six months ended June 30, 2006 increased as compared to the same period in the prior year. Increased administrative services resulted in increased headcount, compensation adjustments and other employee related expenses. Additionally, litigation, public company compliance (including the Sarbanes-Oxley Act) and our establishment of a marketing function in late 2005 increased both professional fees and consulting expenses. Stock-based compensation expense also increased for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 upon the adoption of SFAS No. 123R. We expect general and administrative expenses other than non-cash stock-based compensation expense to increase slightly in the future as a result of increased headcount, public company compliance and establishment of investor relations and marketing programs. We expect non-cash stock-based compensation expense to be higher in future periods as compared to periods prior to January 1, 2006 as a result of the adoption of SFAS No. 123R. See Critical Accounting Policies above and Note 3 — Accounting for Stock-Based Compensation in the footnotes to our financial statements.
LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations primarily through the sale of equity securities. We do not anticipate sales of any product prior to regulatory approval and commercialization of our Technosphere Insulin System. We currently rely on cash resources to maintain adequate working capital levels. At June 30, 2006, we had $50.9 million in cash, cash equivalents and marketable securities, which we believed was sufficient to fund our anticipated cash requirements into the third quarter of 2006.
To help us meet future funding needs, on August 2, 2006 we entered into a loan arrangement with our principal stockholder, Alfred Mann, pursuant to which we are able to borrow up to a total of $150.0 million in one or more advances at any time over the next year should our cash balance fall below our projected cash requirements for the subsequent three month period, provided that each advance be no less than $50.0 million. We borrowed $50.0 million under the loan arrangement on August 2, 2006. Interest accrues on each outstanding advance at a rate equal to the one year LIBOR rate in effect on the day of such advance plus 3% per annum and is payable quarterly in arrears. The loan is unsecured and contains no financial covenants. There are no warrants associated with the loan nor is the loan convertible into our stock. In the event of a default, all unpaid principal and interest becomes immediately due and payable and the interest rate increases to one year LIBOR calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. Upon the closing of certain financing events, including equity and debt financings or strategic transactions with third parties, in which we receive cash proceeds of at least $100.0 million, we are required to repay all or a portion of the principal and accrued and unpaid interest under the note equal to the difference between our cash balance immediately following the financing event and our projected cash requirements for the six month period following the financing event. We believe that this loan arrangement with Mr. Mann will enable us to continue funding our operations through the second quarter of 2007.
Notwithstanding our loan arrangement with Mr. Mann, we will require significant additional financing in the future to fund our operations. If adequate funds are not available, we may be required to delay, reduce or eliminate expenditures for certain of our programs, including our Technosphere Insulin System development activities.
During the six months ended June 30, 2006, we used $84.7 million of cash for our operations. We had a net loss of $98.3 million for the six months ended June 30, 2006, of which $11.6 million consisted of non-cash charges such as depreciation and amortization and stock-based compensation. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of our Technosphere Insulin System.
Investing activities provided $54.5 million of cash during the six months ended June 30, 2006. Cash provided by investing activities was from net sales of marketable securities of $65.6 million offset by $11.1 million used to purchase machinery and equipment to expand our manufacturing operations and quality systems in support of our expansion of clinical trials for Technosphere Insulin System. We expect to make significant purchases of equipment in the foreseeable future.
Our financing activities provided cash of $1.3 million for the six months ended June 30, 2006. Cash from financing activities was primarily from the exercise of stock options and warrants.
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
We have held discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for our Technosphere Insulin System. We have narrowed the list of potential collaborative partners but are not disclosing the number of potential partners or their identities. To date, we have neither concluded these discussions nor reached an agreement concerning such a collaboration. There can be no assurance that any strategic collaboration will be available to us on a timely basis or on acceptable terms, if at all. If we enter into a strategic business collaboration with a pharmaceutical or biotechnology company, we would expect, as part of the transaction, to receive additional capital and reimbursements for a portion of the costs associated with the development, manufacture and commercialization of our Technosphere Insulin System. In addition, we expect to pursue the sale of equity and/or debt securities, or the establishment of other funding facilities. Issuances of debt or additional equity could impact the rights of our existing stockholders, dilute the ownership percentages of our existing stockholders and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets, including our Technosphere technology platform. There can be no assurance, however, that any strategic collaboration, sale of securities or sale or license of assets will be available to us on a timely basis or on acceptable terms, if at all. If we are unable to raise additional capital, we may be required to enter into agreements with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such agreements may not be on terms as commercially favorable to us.
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
Off-Balance Sheet Arrangements
As of June 30, 2006, we did not have any off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations disclosed in Item 7 to our Annual Report other than those in the ordinary course of our business, such as contracts related to the continuation of existing clinical trials, the initiation of new trials and the expansion, qualification and validation of our commercial manufacturing processes and facilities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not used derivative financial instruments. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by ten percent from levels at June 30, 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.
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
Our chief executive officer and chief financial officer performed an evaluation under the supervision and with the participation of our management, of our disclosure controls and procedures (as defined in Rule 13a-15(b) of the Securities Exchange Act) as of June 30, 2006. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As previously disclosed in our Annual Report, in May 2005, our former Chief Medical Officer, Wayman Wendell Cheatham, M.D., filed a complaint against us in the California Superior Court, County of Los Angeles in the case styled, Wayman Wendell Cheatham, M.D. v. MannKind Corporation, Case No. BC333845. The complaint alleges causes of action for wrongful termination in violation of public policy, breach of contract and retaliation, in connection with our termination of Dr. Cheatham’s employment. In the complaint, Dr. Cheatham seeks compensatory, punitive and exemplary damages in excess of $2.0 million, as well as reimbursement of attorneys’ fees. In June 2005, we answered the complaint, generally denying each of Dr. Cheatham’s allegations and asserting various defenses. We believe the allegations in the complaint are without merit and intend to vigorously defend against them. We also filed a cross-complaint against Dr. Cheatham, alleging claims for libel per se, trade libel, breach of contract, breach of the implied covenant of good faith and fair dealing and breach of the duty of loyalty. The libel claims allege that Dr. Cheatham made certain false and malicious statements about us in a letter to the FDA with regard to a request by us to hold a meeting with the FDA. The remaining causes of action in the cross-complaint arise out of our allegations that Dr. Cheatham had an undisclosed consulting relationship with a competitor during his employment with us, in violation of our agreement. In July 2005, Dr. Cheatham filed a demurrer and motion to strike our cross-complaint under California’s anti-SLAPP statute. On September 28, 2005, the California Superior Court overruled Dr. Cheatham’s demurrer and denied his motion to strike our cross-complaint. On November 4, 2005, Dr. Cheatham filed a notice of appeal of the Court’s ruling denying his motion to strike. Discovery as to Dr. Cheatham’s claims against us is proceeding, and this case is currently scheduled for trial to commence in February 2007. We believe that the ultimate resolution of this matter will not have a material impact on our financial position or results of operations.
ITEM 1A. RISK FACTORS
You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this Quarterly Report. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business as previously disclosed in Item 1A to our annual report on Form 10-K for the year ended December 31, 2005. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.
RISKS RELATED TO OUR BUSINESS
We have a history of operating losses, we expect to continue to incur losses, and we may never become profitable.*
We are a development stage company with no commercial products. All of our product candidates are still being developed, and all but our Technosphere Insulin System are still in early stages of development. Our product candidates will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be commercialized. We anticipate that our Technosphere Insulin System will not be commercially available for several years, if at all.
We have never been profitable, and, as of June 30, 2006, we had an accumulated deficit of $655.6 million. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates. This accumulated deficit may increase significantly as we expand development and clinical trial efforts.
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
If we fail to raise additional capital, our financial condition and business would suffer.*
It is costly to develop therapeutic products and conduct clinical trials for these products. Although we currently are focusing on our Technosphere Insulin System as our lead product candidate, we may in the future conduct clinical trials for a number of additional product candidates. Our future revenues may not be sufficient to support the expense of these activities.
On August 2, 2006, we entered into a loan arrangement with our principal stockholder to borrow up to a total of $150.0 million in one or more advances at any time through August 2, 2007 should our cash balance fall below its projected cash requirements for the subsequent three months, provided that each advance be no less than $50.0 million. We borrowed $50.0 million under the loan arrangement on August 2, 2006. We believe that this loan arrangement with our principal stockholder will enable us to continue funding operations through the second quarter of 2007. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Accordingly, we expect that we will need to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration or the establishment of other funding facilities, in order to continue the development and commercialization of our Technosphere Insulin System and other product candidates and to support our other ongoing activities. The amount of additional funds we need will depend on a number of factors, including:
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
We depend heavily on the successful development and commercialization of our lead product candidate, the Technosphere Insulin System, which is still under development, and our other product candidates, which are in preclinical development.*

To date, we have not completed the development of any products through to commercialization. Only our Technosphere Insulin System is currently undergoing clinical trials, while our other product candidates are in research or preclinical development. We anticipate that in the near term our ability to generate revenues will depend solely on the successful development and commercialization of our Technosphere Insulin System.
We have expended significant time, money and effort in the development of our lead product candidate, the Technosphere Insulin System, which has not yet received regulatory approval and which may never be commercialized. Before we can market and sell our Technosphere Insulin System, we will need to advance our Technosphere Insulin System through Phase 3 clinical trials and demonstrate in these trials that our Technosphere Insulin System is safe and effective. We initiated an additional major Phase 3 clinical trial this past quarter. Also, we currently anticipate conducting several special population studies which will require additional time and substantial expenditure of resources. We must also receive the necessary approvals from the FDA and similar foreign regulatory agencies before this product can be marketed in the United States or elsewhere. Even if we were to receive regulatory approval, we ultimately may be unable to gain market acceptance of our Technosphere Insulin System for a variety of reasons, including the treatment and dosage regimen, potential adverse effects, the availability of alternative treatments and cost effectiveness. If we fail to commercialize our Technosphere Insulin System, our business, financial condition and results of operations will be materially and adversely affected.
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
We face substantial competition in the development of our product candidates and may not be able to compete successfully, and our product candidates may be rendered obsolete by rapid technological change.*
We initially are focusing on the development of the Technosphere Insulin System for the treatment of diabetes, and we face intense competition in this area. In January 2006, the FDA and the European Commission approved Exubera, developed by Pfizer, Inc. in collaboration with Nektar Therapeutics, for the treatment of adults with type 1 and type 2 diabetes. Eli Lilly and Company, in collaboration with Alkermes, Inc., initiated a Phase 3 clinical trial in July 2005, required for registration of their inhaled insulin system. Novo Nordisk A.S. has announced their intention to re-initiate Phase 3 clinical trials of their inhaled insulin product. In addition, a number of established pharmaceutical companies have or are developing technologies for the treatment of diabetes. We also face substantial competition for the development of our other product candidates.
Many of our existing or potential competitors have, or have access to, substantially greater financial, research and development, production, and sales and marketing resources than we do and have a greater depth and number of experienced managers. As a result, our competitors may be better equipped than we are to develop, manufacture, market and sell competing products.
The rapid rate of scientific discoveries and technological changes could result in one or more of our products becoming obsolete or noncompetitive. Our competitors may develop or introduce new products that render our technology and our Technosphere Insulin System less competitive, uneconomical or obsolete. Pfizer, the first to commercialize an inhaled insulin system, will have an advantage in being able to gain reputation and market share as well as set parameters for the inhaled insulin market, such as pricing and reimbursement strategies. Our future success will depend not only on our ability to develop our products but to improve them and to keep pace with emerging industry developments. We cannot assure you that we will be able to do so.
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
For our Technosphere Insulin System to be commercially viable, we need access to sufficient, reliable and affordable supplies of insulin, our MedTone inhaler, the related cartridges and other materials. We currently have a long-term supply agreement with Diosynth B.V., an independent supplier of insulin and a subsidiary of Akzo Nobel, which is currently our sole supplier for insulin. We are aware of at least five other suppliers of bulk insulin but to date we have not entered into a commercial relationship with any of the five. Currently we obtain our Technosphere precursor raw material from Degussa AG, a major chemical manufacturer with facilities in Europe and North America. We utilize our in-house chemical manufacturing plant as a back up facility. Degussa AG has the capacity to supply our current clinical and future commercial requirements. We entered into a long-term supply agreement with Vaupell, Inc., the supplier of our MedTone inhaler and cartridges. We must rely on our suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin in accordance with current drug Good Manufacturing Practices, or cGMP, and the production of MedTone inhaler and related cartridges in accordance with device Quality System Regulations, or QSR. The supply of all of these materials may be limited or the manufacturer may not meet relevant regulatory requirements, and if we are unable to obtain these materials in sufficient amounts, in a timely manner and at reasonable prices, or if we should encounter delays or difficulties in our relationships with manufacturers or suppliers, the development or manufacturing of our Technosphere Insulin System may be delayed. Any such events would delay the submission of our Technosphere Insulin System for regulatory approval or market introduction and subsequent sales and, if so, our business and results of operations will be harmed and the market price of our common stock may decline.
We have never manufactured our Technosphere Insulin System or any other product candidate in commercial quantities, and if we fail to develop an effective manufacturing capability for our product candidates or to engage third-party manufacturers with this capability, we may be unable to commercialize these products.
We currently obtain our Technosphere precursor raw material primarily from Degussa AG. We use our Danbury, Connecticut facility to formulate Technosphere Insulin, fill plastic cartridges with Technosphere Insulin and blister package the cartridges for our clinical trials. We presently intend to increase our formulation, fill and finishing capabilities at Danbury in order to accommodate our activities through initial commercialization. This expansion will involve a number of third-party suppliers of equipment and materials as well as engineering and construction services. Our suppliers may not deliver all of the required equipment, materials and services in a timely manner or at reasonable prices. If we encounter difficulties in our relationships with these suppliers, or if a supplier becomes unable to provide us with goods or services at the agreed-upon price, our facilities expansion could be delayed or its costs increased.

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
If we fail to enter into collaborations with third parties, we would be required to establish our own sales, marketing and distribution capabilities, which could impact the commercialization of our products and harm our business.*
A broad base of physicians, including primary care physicians, internists and endocrinologists, treat patients with diabetes. A large sales force will be required in order to educate and support these physicians. Therefore, we may enter into collaborations with one or more pharmaceutical companies to sell, market and distribute our Technosphere Insulin System, if it is approved. If we fail to enter into collaborations, we would be required to establish our own direct sales, marketing and distribution capabilities. Establishing these capabilities can be time-consuming and expensive and we estimate that establishing a specialty sales force would cost more than $35 million. Because of our size, we would be at a disadvantage to our potential competitors, all of which either are or have collaborated with large pharmaceutical companies that have substantially more resources than we do. As a result, we would not initially be able to field a sales force as large as our competitors or provide the same degree of market research or marketing support. In addition, our competitors would have a greater ability to devote research resources toward expansion of the indications for their products. We cannot assure you that we will succeed in entering into acceptable collaborations, that any such collaboration will be successful or, if not, that we will successfully develop our own sales, marketing and distribution capabilities.
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

We have been sued by our former Chief Medical Officer. As a result of this litigation, we may incur material costs and suffer other consequences, which may adversely affect us.*
In May 2005, Dr. Cheatham filed a complaint against us in the California Superior Court. The complaint alleges causes of action for wrongful termination in violation of public policy, breach of contract and retaliation in connection with the termination of Dr. Cheatham’s employment. In the complaint, Dr. Cheatham seeks compensatory, punitive and exemplary damages in excess of $2.0 million as well as reimbursement of attorneys’ fees. In June 2005, we answered the complaint and also filed a cross-complaint against Dr. Cheatham, alleging claims for libel per se, trade libel, breach of contract, breach of the implied covenant of good faith and fair dealing and breach of the duty of loyalty. In July 2005, Dr. Cheatham filed a demurrer, and a motion to strike our cross-complaint under California’s anti-SLAPP statute. In September 2005, the California Superior Court overruled Dr. Cheatham’s demurrer and denied his motion to strike the Company’s cross-complaint. Dr. Cheatham has appealed the Court’s ruling denying his motion to strike. Discovery as to Dr. Cheatham’s claims against us is proceeding, and this case is scheduled for trial to commence in February 2007.

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
If our internal controls over financial reporting are not considered effective, our business and stock price could be adversely affected.*
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K for that fiscal year. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.
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
RISKS RELATED TO REGULATORY APPROVALS
Our product candidates must undergo rigorous preclinical and clinical testing and we must obtain regulatory approvals, which could be costly and time-consuming and subject us to unanticipated delays or prevent us from marketing any products.*
Our research and development activities, as well as the manufacturing and marketing of our product candidates, including our Technosphere Insulin System, are subject to regulation, including regulation for safety, efficacy and quality, by the FDA in the United States and comparable authorities in other countries. FDA regulations are wide-ranging and govern, among other things:

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
The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We are not aware of any precedent for the successful commercialization of products based on our technology. On January 26, 2006, the FDA approved the first inhaled insulin product, Exubera. This may impact the development and registration of our Technosphere Insulin System in many ways, including: the approval of Exubera may increase the difficulty of enrolling patients in our clinical trials; Exubera may be viewed as standard of care by the FDA and used as a reference for the safety/efficacy evaluations of our Technosphere Insulin System; and the approval standards set for Exubera may be applied to other products that follow including our Technosphere Insulin System. The FDA has advised us that it will regulate our Technosphere Insulin System as a “combination product” because of the complex nature of the system that includes the combination of a new drug (Technosphere Insulin) and a new medical device (the MedTone inhaler used to administer the insulin). The FDA indicated that the review of a future drug marketing application for our Technosphere Insulin System will involve three separate review groups of the FDA: (1) the Metabolic and Endocrine Drug Products Division; (2) the Pulmonary Drug Products Division; and (3) the Center for Devices and Radiological Health within the FDA that reviews medical devices. We currently understand that the Metabolic and Endocrine Drug Products Division will be the lead group and will obtain consulting reviews from the other two FDA groups. The FDA has not made an official final decision in this regard, however, and we can make no assurances at this time about what impact FDA review by multiple groups will have on the review and approval of our product or whether we are correct in our understanding of how the Technosphere Insulin System will be reviewed and approved.
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

RISKS RELATED TO INTELLECTUAL PROPERTY
If we are unable to protect our proprietary rights, we may not be able to compete effectively, or operate profitably.*
Our commercial success depends, in large part, on our ability to obtain and maintain intellectual property protection for our technology. Our ability to do so will depend on, among other things, complex legal and factual questions, and it should be noted that the standards regarding intellectual property rights in our fields are still evolving. We attempt to protect our proprietary technology through a combination of patents, trade secrets, know-how and confidentiality agreements. We own a number of domestic and international patents, have a number of domestic and international patent applications pending and have licenses to additional patents. We cannot assure you that our patents and licenses will successfully preclude others from using our technologies, and we could incur substantial costs in seeking enforcement of our proprietary rights against infringement. Even if issued, the patents may not give us an advantage over competitors with similar alternative technologies.
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
We may not obtain trademark registrations for our potential trade names.*
We have not selected final trade names for some of our products and product candidates; therefore, we have not filed trademark registrations for our potential trade names for those products in all jurisdictions, nor can we assure that we will be granted registration of those potential trade names for which we have filed. Although we intend to defend any opposition to our trademark registrations, no assurance can be given that any of our trademarks will be registered in the United States or elsewhere or that the use of any of our trademarks will confer a competitive advantage in the marketplace. Furthermore, even if we are successful in our trademark registrations, the FDA has its own process for drug nomenclature and its own views concerning appropriate proprietary names. It also has the power, even after granting market approval, to request a company to reconsider the name for a product because of evidence of confusion in the marketplace. We cannot assure you that the FDA or any other regulatory authority will approve of any of our trademarks or will not request reconsideration of one of our trademarks at some time in the future.

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
Our Chief Executive Officer and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.*
Mr. Mann has been our primary source of financing to date. At June 30, 2006, Mr. Mann beneficially owned approximately 49.1% of our outstanding shares of capital stock. Members of Mr. Mann’s family beneficially owned at least an additional 2.0% of our outstanding shares of common stock, although Mr. Mann does not have voting or investment power with respect to these shares. By virtue of his holdings, Mr. Mann can and will continue to be able to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.
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
The future sale of our common stock could negatively affect our stock price.*
As of June 30, 2006, we had approximately 49.7 million shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock may decline. Furthermore, if we were to include in a company-initiated registration statement shares held by our stockholders pursuant to the exercise of their registrations rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our 2005 Annual Meeting of Stockholders was held on May 25, 2006.
     The following matters were voted on at our 2006 Annual Meeting of Stockholders:
     1. The election of nine nominees to serve on our board of directors until the 2007 Annual Meeting of Stockholders. The following nine individuals were re-elected to our board of directors by the votes indicated:

	Affirmative	Votes
	Votes	Withheld
Alfred E. Mann	36,906,878	73,842
Hakan S. Edstrom	36,913,718	67,002
Kathleen Connell, Ph.D.	36,825,917	154,803
Ronald Consiglio	36,751,747	228,973
Michael Friedman, M.D.	36,771,732	208,988
Llew Keltner, M.D., Ph.D.	34,666,214	2,314,506
Kent Kresa	36,771,632	209,088
David H. MacCullum	36,849,408	131,312
Henry L. Nordoff	36,771,732	208,988
     2. The increase in the maximum number of shares of our common stock that may be issued under the Company’s 2004 Equity Incentive Plan from 5 million shares to 9 million shares (the “Plan Increase”). The Plan Increase was approved by the following vote: 24,828,888 votes for and 4,183,632 votes against, with 111,017 votes abstaining and 7,587,183 broker non-votes.
ITEM 5. OTHER INFORMATION
On August 2, 2006 the Company entered into a loan arrangement with its principal stockholder to borrow up to a total of $150.0 million in one or more advances at any time through August 2, 2007 that the Company’s cash balance falls below its projected cash requirements for the subsequent three month period, provided that each advance be no less than $50.0 million. The Company borrowed $50.0 million under the loan arrangement on August 2, 2006. Interest accrues on each outstanding advance at a rate equal to the one year LIBOR rate in effect at the time of such advance plus 3% per annum and is payable quarterly in arrears. The loan is unsecured and contains no financial covenants. There are no warrants associated with the loan nor is the loan convertible to the Company's stock. In the event of a default, all unpaid principal and interest becomes immediately due and payable and the interest rate increases to one year LIBOR calculated on the date of the initial advance or in effect at the time of default, whichever is greater, plus 5% per annum. Upon the closing of certain financing events, including equity and debt financings or strategic transactions with third parties, in which the Company receives cash proceeds of at least $100 million, the Company is required to repay all or a portion of the principal and accrued and unpaid interest under the note equal to the difference between the Company’s cash balance immediately following the financing event and its projected cash requirements for the six month period following the financing event.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of common stock certificate

4.2(1)	Registration Rights Agreement, dated October 15, 1998, by and among CTL ImmunoTherapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended.

10.1(2)	2004 Equity Incentive Plan

10.2	Promissory Note made by MannKind in favor of Alfred E. Mann dated August 2, 2006

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit
Number	Exhibit Description
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350)

(1)	Incorporated by reference to MannKind’s registration statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended.
(2)	Incorporated by reference to MannKind’s Current Report on Form 8-K filed with the SEC on May 31, 2006.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2006	MannKind Corporation

	By:	/s/ Richard L. Anderson

Richard L. Anderson
Corporate Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)