Form 10-Q
period 2006-09-30
MANNKIND CORP
filed 2006-11-02
CIK 899460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
As of October 31, 2006, there were 49,959,888 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION
Form 10-Q
For the Quarterly Period Ended September 30, 2006

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets: September 30, 2006 and December 31, 2005
Consolidated Statements of Operations: Three and nine months ended September 30, 2006 and 2005 and the period from inception (February 14, 1991) to September 30, 2006
Consolidated Statements of Cash Flows: Nine months ended September 30, 2006 and 2005 and the period from inception (February 14, 1991) to September 30, 2006
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,086	$56,037
Marketable securities	7,007	89,597
State research and development credit exchange receivable — current	918	1,194
Prepaid expenses and other current assets	11,702	3,044

Total current assets	62,713	149,872
Property and equipment — net	84,005	76,183
State research and development credit exchange receivable — net of current portion	2,625	2,031
Other assets	359	285

Total	$149,702	$228,371

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,673	$3,547
Note payable to principal stockholder	50,000	—
Accrued expenses and other current liabilities	31,034	17,818

Total current liabilities	87,707	21,365
Other liabilities	24	29

Total liabilities	87,731	21,394

Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value — 90,000,000 shares authorized; 49,895,691 and 50,314,108 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	499	503
Additional paid-in capital	778,053	763,775
Deficit accumulated during the development stage	(716,581)	(557,301)

Total stockholders’ equity	61,971	206,977

Total	$149,702	$228,371

The accompanying notes are an integral part of these consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

					Cumulative period
					from February 14,
					1991 (date of
	Three months ended		Nine months ended		inception) to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006
Revenue	$—	$—	$100	$—	$2,958

Operating expenses:
Research and development	50,785	24,466	132,056	66,758	430,456
General and administrative	10,349	8,396	29,943	16,318	127,918
In-process research and development costs	—	—	—	—	19,726
Goodwill impairment	—	—	—	—	151,428

Total operating expenses	61,134	32,862	161,999	83,076	729,528

Loss from operations	(61,134)	(32,862)	(161,899)	(83,076)	(726,570)
Other income (expense)	51	(29)	160	(8)	(1,732)
Interest expense on note payable to principal stockholder	(689)	—	(689)	—	(689)
Interest income	802	1,161	3,153	2,038	12,431

Loss before provision for income taxes	(60,970)	(31,730)	(159,275)	(81,046)	(716,560)
Income taxes		—	(5)	(1)	(21)

Net loss	(60,970)	(31,730)	(159,280)	(81,047)	(716,581)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	—	—	(952)

Net loss applicable to common stockholders	$(60,970)	$(31,730)	$(159,280)	$(81,047)	$(739,793)

Net loss per share applicable to common stockholders — basic and diluted	$(1.23)	$(0.73)	$(3.20)	$(2.23)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	49,731	43,460	49,718	36,373

The accompanying notes are an integral part of these consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			Cumulative
			period from
			February 14,
			1991 (date of
	Nine months ended		inception) to
	September 30,		September 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(159,280)	$(81,047)	$(716,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,326	5,463	36,963
Stock-based compensation expense (benefit)	10,680	(587)	33,198
Accrued interest on investments, net of amortization of premiums	197	(107)	51
(Gain)/loss on sale and abandonment/disposal of property and equipment	51	(1)	3,418
In-process research and development	—	—	19,726
Discount on stockholder notes below market rate	—	—	241
Non-cash compensation expense of officer resulting from stockholder contribution	—	—	70
Accrued interest expense on notes payable to stockholders	—	—	1,538
Non-cash interest expense	—	—	3
Accrued interest on notes	—	—	(747)
Goodwill impairment	—	—	151,428
Loss on available-for-sale securities	—	—	229
Changes in assets and liabilities:
State research and development credit exchange receivable	(318)	48	(3,543)
Prepaid expenses and other current assets	(8,658)	(186)	(11,702)
Other assets	(74)	(221)	(359)
Accounts payable	3,126	1,930	6,673
Accrued expenses and other current liabilities	13,216	5,359	31,034
Other liabilities	(5)	(40)	22
Payment of deferred compensation	—	(1,373)	—

Net cash used in operating activities	(134,739)	(70,762)	(448,338)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(37,507)	(216,200)	(440,225)
Sales of marketable securities	119,900	114,695	432,940
Purchase of property and equipment	(14,231)	(10,428)	(124,600)
Proceeds from sale of property and equipment	32	90	214
Restricted cash	—	565	—

Net cash provided by (used in) investing activities	68,194	(111,278)	(131,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants for cash	3,594	172,291	496,845
Collection of Series C convertible preferred stock subscriptions receivable	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivables	—	—	1,742
Principal payments on notes payable	—	—	(1,667)
Borrowing on notes payable	—	—	3,460
Note payable to principal stockholder	50,000	—	50,000

Net cash provided by financing activities	53,594	172,291	623,095

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,951)	(9,749)	43,086
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	56,037	78,987	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,086	$69,238	$43,086

			Cumulative
			period from
			February 14,
			1991 (date of
	Nine months ended		inception) to
	September 30,		September 30,
	2006	2005	2006
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$5	$1	$21
Interest paid in cash	—	—	80
Accretion on redeemable convertible preferred stock	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	171,154
Issuance of common stock for notes receivable	—	—	2,758
Issuance of put option by stockholder	—	—	(2,949)
Put option redemption by stockholder	—	—	1,921

Issuance of Series C convertible preferred stock subscriptions	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2006 may not be indicative of the results that may be expected for the full year.
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
Business — MannKind Corporation is a biopharmaceutical company focused on the development and commercialization of therapeutic products for diseases such as diabetes and cancer. The Company’s lead investigational product candidate, the Technosphere Insulin System, is currently in Phase 3 clinical trials in the U.S., Europe and Latin America to study its safety and efficacy in the treatment of diabetes. The Technosphere Insulin System consists of the Company’s proprietary dry-powder Technosphere formulation of insulin that is inhaled deep into the lung using the Company’s MedTone inhaler.
Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. Since its inception through September 30, 2006 the Company has reported accumulated net losses of $716.6 million, which include a goodwill impairment charge of $151.4 million, and negative cash flow from operations of $448.3 million. It is costly to develop therapeutic products and conduct clinical trials for these products. On August 2, 2006, the Company entered into a $150.0 million loan arrangement with its principal stockholder. Under this arrangement, the Company can borrow funds in one or more advances at any time through August 2, 2007 that the Company’s cash balance falls below its projected cash requirements for the subsequent three months, provided that each advance be no less than $50.0 million. Principal repayment is due and payable one year from the date of each advance. The Company borrowed $50.0 million under the loan arrangement on August 2, 2006. On October 30, 2006, the loan arrangement was modified to provide that at no time shall the total principal amount borrowed exceed $150.0 million and that each advance be no less than $10.0 million. See Note 10 — Related-Party Loan Arrangement.
The Company believes that this loan arrangement with its principal stockholder will enable the Company to continue funding operations through the first quarter of 2007. Accordingly, the Company expects that it will need to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration with a pharmaceutical company or the establishment of other funding facilities, in order to continue the development and commercialization of its Technosphere Insulin System and other product candidates and to support its other ongoing activities. On November 2, 2006, the Company filed a shelf registration statement with the SEC providing for the issuance of up to $500 million of equity and debt securities from time to time in one or more transactions. However, the Company cannot provide assurances that it will raise capital on favorable terms or at all. If the Company fails to raise capital before the end of the first quarter of 2007 its business, financial condition and results of operations would be adversely effected and the Company would be forced to reduce or discontinue its operations. The Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates.

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
2. Investment in securities
The following is a summary of the available-for-sale securities classified as current assets:

	As of		As of
	September 30, 2006		December 31, 2005
(in thousands)	Cost basis	Fair value	Cost basis	Fair value
Auction rate municipal bonds	$7,007	$7,007	$89,597	$89,597
The Company’s policy is to maintain a highly liquid short-term investment portfolio. The contractual maturities for auction rate municipal bonds at September 30, 2006 are between 22 and 40 years. Despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities. Proceeds from the sale and maturities of available-for-sale securities amounted to approximately $119.9 million and $114.7 million for the nine months ended September 30, 2006 and 2005, respectively, and $30.4 million and $56.5 million for the three months ended September 30, 2006 and 2005, respectively. Gross realized gains and losses for available-for-sale securities were insignificant for the three and nine months ended September 30, 2006 and 2005. Gross realized gains and losses for available-for-sale securities are recorded as other income (expense). The cost of securities sold is based on the specific identification method. Unrealized gains and losses for available-for-sale securities as of the periods presented in the table above were not material.
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
In the three and nine months ended September 30, 2006, the Company recorded stock-based compensation expense of $3.2 million and $10.7 million, respectively, which caused loss before provision for income taxes to increase by $3.2 million and $10.7 million, respectively. The following table presents stock-based compensation expense included in operating expenses for the three and nine months ended September 30, 2006 and the pro forma stock-based compensation amounts that would have been included in the statements of operations for three and nine months ended September 30, 2005 had stock-based compensation expense been determined in accordance with the fair value method prescribed by SFAS No. 123:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2006	2005	2006	2005
Stock-based employee compensation expense determined under the fair value based method for all awards	$3,070	$3,481	$10,121	$10,345
Fair value of discount on employee stock purchase plan	113	67	325	243

Total stock-based employee compensation expense	$3,183	$3,548	$10,446	$10,588

Net loss — as reported		$(31,730)		$(81,047)
Add: Stock-based employee compensation expense (benefit) included in reported net loss		2,296		(885)
Deduct: Stock-based compensation expense determined under fair value method		(3,548)		(10,588)

Net loss — pro forma		$(32,982)		$(92,520)

Net loss per common share (basic and diluted):
As reported		$(0.73)		$(2.23)
Pro forma		$(0.76)		$(2.54)
The fair value of each option is estimated on the grant date or modification date, if any, using the Black-Scholes option valuation model. The variables used by the Company for the three and nine months ended September 30, 2006 and 2005 are disclosed in the following table. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The stock price volatility used is based on the historical volatility of the stock of several of the Company’s peers. The weighted average expected life is calculated using the “simplified” method, which is defined in Staff Accounting Bulletin No. 107, Topic 14: Share-based Payment, and is equal to one-half of the sum of the weighted average time to vest and the option’s contractual term.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.70-4.86%	4.12%	4.59%-4.96%%	3.43%-4.12%
Dividend yield	0%	0%	0%	0%
Volatility factor	57%-58%	100%	57%-63%	100%
Weighted average expected life	6.08-6.60 years	4.00 years	6.08-6.60 years	4.00 years
Total stock-based compensation expense (benefit) recognized in the accompanying statements of operations is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Employee-related	$3,183	$(2,296)	$10,446	$(885)
Non-Employee-related	0	(107)	234	298

Total	$3,183	$(2,403)	$10,680	$(587)

Equity Incentive Plan
The Company’s 2004 Equity Incentive Plan (the “Plan”) provides for the granting of stock awards including stock options and restricted stock units, to employees, directors and consultants.
The Company’s board of directors determines eligibility, vesting schedules and exercise prices for stock awards granted under the Plan. Options and other stock awards under the Plan expire not more than ten years from the date of the grant and are exercisable upon vesting. Stock options generally vest over four years and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter. Restricted stock units generally vest over four years with consideration satisfied by service to the Company. Certain performance-based awards vest upon achieving three pre-determined performance milestones which are expected to occur over a period of 42 months. The Plan provides for full acceleration of vesting if an employee is terminated within thirteen months of a change in control, as defined.
In May 2006, the Company’s stockholders approved an increase of 4.0 million shares in the number of shares reserved under the Plan for future issuance. As of September 30, 2006, 5,891,800 options and 823,102 restricted stock units were outstanding under the Plan and an additional 2,786,902 shares of common stock were available for issuance under the Plan.

On September 20, 2006, the Company’s board of directors approved performance-based stock option grants under the Plan to purchase 400,000 shares of common stock at an exercise price of $19.08 per share and 98,000 performance-based restricted stock units. These performance-based awards become fully vested upon achieving three pre-determined performance milestones which are expected to occur over a period of 42 months. The options were valued at $11.57 per option share and restricted stock units were valued at $19.08 per share, which was the fair market value of the common stock on the grant date. The compensation cost of the awards of approximately $6.5 million is being expensed over the implicit service periods of the awards.
During 2004, the Company’s board of directors and stockholders approved the 2004 Non-Employee Directors’ Stock Option Plan. The plan provides for the automatic, non-discretionary grant of options to the Company’s non-employee directors. As of September 30, 2006, 337,500 options were outstanding under the plan and an additional 462,500 shares of common stock were available for issuance under the plan.
The Company has two other stock award plans: the 1991 Stock Option Plan (the “1991 Plan”) and the 1999 Stock Plan (the “1999 Plan”). Both of these plans provide for the granting of stock options to directors, employees and consultants. As of September 30, 2006, 73,084 options were outstanding under the 1991 Plan and 170,695 options were outstanding under the 1999 Plan. There were no additional shares available for issuance under the 1991 Plan or the 1999 Plan at September 30, 2006.
Also, as of September 30, 2006 there were an aggregate of 44,287 options outstanding under stock-based award plans that were assumed by the Company in connection with a merger between several entities in 2001.
During the year ended December 31, 2002, the Company’s board of directors granted 240,972 options at an exercise price of $25.23 per share to an employee who is the principal stockholder. The options vest annually over four years. These options, which were not under any plan, were outstanding at September 30, 2006 and are included in the tables below.
A summary of option activity as of March 31, 2006, June 30, 2006 and September 30, 2006, and changes during each of those quarters, is presented below:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value ($000)
Outstanding at December 31, 2005	4,985,831	$12.40
Granted	153,480	16.13
Exercised	(59,878)	9.41
Forfeited	(93,120)	12.79
Expired	(37,903)	19.97

Outstanding at March 31, 2006	4,948,410	12.48	7.3	$39,389
Granted	291,330	17.00
Exercised	(17,685)	10.74
Forfeited	(53,412)	14.84
Expired	(9,461)	11.09

Outstanding at June 30, 2006	5,159,182	12.72	7.2	$44,321
Granted	832,975	17.87
Exercised	(40,994)	10.27
Forfeited	(56,237)	13.47
Expired	(3,126)	13.32

Outstanding at September 30, 2006	5,891,800	13.46	7.2	$32,659

Exercisable at December 31, 2005	1,937,918	11.55

Exercisable at September 30, 2006	2,604,125	12.46	5.5	$17,025

A summary of restricted stock units activity as of March 31, 2006, June 30, 2006, and September 30, 2006, and changes during each of those quarters , is presented below:

		Weighted	Weighted
		Average	Average
	Number	Grant Date	Remaining	Aggregate
	of	Fair Value	Contractual	Intrinsic
	Shares	Per Share	Term (Years)	Value ($000)
Outstanding at January 1, 2006	164,901	$11.00
Granted	247,554	16.13
Forfeited	(6,719)	11.41

Outstanding at March 31, 2006	405,736	14.12	9.6	$8,293
Granted	177,703	17.00
Forfeited	(4,990)	13.06

Outstanding at June 30, 2006	578,449	15.02	9.5	$12,327
Granted	249,826	17.66
Forfeited	(5,173)	12.60

Outstanding at September 30, 2006	823,102	15.83	9.5	$15,639
Exercisable at September 30, 2006	—	—	—	—
The weighted-average grant-date fair value per share of options granted during the three months ended September 30, 2005 and 2006 was $8.17 and $10.70, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2005 and 2006 was approximately $0.8 million and $0.3 million, respectively. The total fair value of options vested during the three months ended September 30, 2006 and 2005 was $4.4 million and $4.1 million, respectively. Cash received from the exercise of options during the three months ended September 30, 2006 and 2005 was approximately $0.4 million and $1.6 million, respectively. Cash received from the exercise of options during the nine months ended September 30, 2006 and 2005 was approximately $1.2 million and $1.8 million, respectively.
A summary of the status of the Company’s nonvested shares, excluding restricted stock units, as of March 31, 2006, June 30, 2006, and September 30, 2006 and changes during each of the those quarters, is presented below:

		Weighted
		Average
	Number	Grant Date
	of	Fair Value
	Shares	Per Share
Nonvested at January 1, 2006	3,048,631	$13.06
Granted	153,480	10.03
Vested	(151,504)	12.86
Forfeited	(93,120)	12.79

Nonvested at March 31, 2006	2,957,487	12.74
Granted	291,330	10.65
Vested	(217,194)	13.99
Forfeited	(53,413)	14.84

Nonvested at June 30, 2006	2,978,210	13.09
Granted	832,975	10.70
Vested	(467,273)	5.74
Forfeited	(56,237)	9.64

Nonvested at September 30, 2006	3,287,675	11.82

A summary of the status of the Company’s restricted stock units, as of March 31, 2006, June 30, 2006, and September 30, 2006 and changes during each of those quarters, is presented below:

		Weighted
		Average
	Number	Grant Date
	of	Fair Value
	Shares	Per Share
Nonvested at January 1, 2006	164,901	$11.00
Granted	247,554	16.13
Forfeited	(6,719)	11.41

Nonvested at March 31, 2006	405,736	14.12
Granted	177,703	17.00
Forfeited	(4,990)	13.06

Nonvested at June 30, 2006	578,449	15.02
Granted	249,826	17.66
Forfeited	(5,173)	12.60

Nonvested at September 30, 2006	823,102	15.83

As of September 30, 2006, there was $26.8 million and $10.3 million of unrecognized compensation cost related to options and restricted stock units, respectively, which is expected to be recognized over the remaining weighted average vesting period of 3.0 years.
In March 2004, the Company’s board of directors approved the 2004 Employee Stock Purchase Plan. The aggregate number of shares that may be sold under the plan is 2,000,000 shares of common stock. On January 1 of each year, for a period of ten years beginning January 1, 2005, the share reserve automatically increases by the lesser of: 700,000 shares, 1% of the total number of shares of common stock outstanding on that date, or an amount as may be determined by the board of directors. However, under no event can the annual increase cause the total number of shares reserved under the purchase plan to exceed 10% of the total number of shares of capital stock outstanding on December 31 of the prior year. On January 1, 2005 and 2006, the purchase plan share reserve was increased by 327,562 and 503,141 shares, respectively. For the years ended December 31, 2004 and 2005, the Company sold 36,152 and 57,642 shares, respectively, of its common stock to employees participating in the plan. For the nine months ended September 30, 2006, the Company sold 50,894 shares to employees participating in the plan.
4. Net loss per common share
Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units and warrants, that are not included in the diluted net loss per share calculation consisted of an aggregate of 9,741,538 shares and 7,916,772 shares as of September 30, 2006 and 2005, respectively.
5. State research and development credit exchange receivable
The State of Connecticut provides certain companies with the opportunity to exchange eligible research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. At September 30, 2006, the estimated amount receivable under the program was $3.5 million.
6. Property and equipment
Property and equipment consist of the following (dollar amounts in thousands):

	Estimated
	Useful
	Life
	(years)	September 30, 2006	December 31, 2005
Land	—	$5,273	$5,273
Buildings	39-40	9,566	9,566
Building improvements	5-40	43,626	39,543
Machinery and equipment	3-10	26,240	23,087
Furniture, fixtures and office equipment	5-10	2,930	2,573
Computer equipment and software	3	6,217	4,808
Leasehold improvements		36	5
Construction in progress		14,529	10,298
Deposits on equipment		6,788	6,411

		115,205	101,564
Less accumulated depreciation and amortization		(31,200)	(25,381)

Property and equipment — net		$84,005	$76,183

7. Common and preferred stock
The Company is authorized to issue 90,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized. As of September 30, 2006 and December 31, 2005, 49,895,691 and 50,314,108 shares of common stock, respectively, were issued and outstanding. No shares of preferred stock were issued and outstanding at September 30, 2006 and December 31, 2005.
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
As of September 30, 2006 the holders of 916,715 shares of the Company’s common stock and the holders of warrants to purchase 12,436 shares of the Company’s common stock have rights, subject to some conditions, to require the Company to file registration statements covering their shares or to include their shares in registration statements that the Company may file for itself or other stockholders.
8. Warrants
During 1995 and 1996, the Company issued warrants to purchase shares of common stock. The warrants range in exercise price from $12.53 to $12.70 per share and expire at various dates through 2007. The warrants contain provisions for the adjustment of the exercise price and the number of shares issuable upon the exercise of the warrant in the event the Company declares any stock dividends or effects any stock split, reclassification or consolidation of its common stock. The warrants also contain a provision that provides for an adjustment to the exercise price and the number of shares issuable in the event that the Company issues securities for a per share price less than a specified price. As of September 30, 2006, warrants to purchase 12,436 shares of common stock at a weighted average exercise price of $12.66 per share are outstanding and exercisable.
In connection with the sale of common stock in the private placement which closed on August 5, 2005, the Company concurrently issued warrants to purchase up to 3,426,000 shares of common stock at an exercise price of $12.228 per share. These warrants became exercisable on February 1, 2006 and expire in August 2010. In the nine months ended September 30, 2006, warrants for 157,612 shares were exercised for approximately $1.9 million and 98,441 shares were issued upon the cashless exercise of 254,528 warrant shares. As of September 30, 2006, 3,014,200 shares remain exercisable.
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
In May 2005, the Company’s former Chief Medical Officer filed a complaint against the Company in the California Superior Court, County of Los Angeles, Wayman Wendell Cheatham, M.D. v. MannKind Corporation,

Case No. BC333845. The complaint alleges causes of action for wrongful termination in violation of public policy, breach of contract and retaliation, in connection with the Company’s termination of Dr. Cheatham’s employment. In the complaint, Dr. Cheatham seeks compensatory, punitive and exemplary damages in excess of $2.0 million as well as reimbursement of attorneys’ fees. In June 2005, the Company answered the complaint, generally denying each of Dr. Cheatham’s allegations and asserting various defenses. The Company believes the allegations in the complaint are without merit and is vigorously defending against them. The Company also filed a cross-complaint against Dr. Cheatham, alleging claims for libel per se, trade libel, breach of contract, breach of the implied covenant of good faith and fair dealing and breach of the duty of loyalty. The libel claims allege that Dr. Cheatham made certain false and malicious statements about the Company in a letter to the Food and Drug Administration (“FDA”) with regard to a request by the Company to hold a meeting with the FDA. The remaining causes of action in the cross-complaint arise out of the Company’s allegations that Dr. Cheatham had an undisclosed consulting relationship with a Company competitor during his employment with the Company, in violation of his agreement with the Company. In July 2005, Dr. Cheatham filed a demurrer, and a motion to strike the Company’s cross-complaint under California’s anti-SLAPP statute. In September 2005, the California Superior Court overruled Dr. Cheatham’s demurrer and denied his motion to strike the Company’s cross-complaint. In November 2005, Dr. Cheatham appealed the Court’s ruling denying his motion to strike. Oral argument on the appeal is scheduled for November 21, 2006. In July 2006, the Company filed a motion for summary judgment, or in the alternative, for summary adjudication, requesting dismissal before trial of Dr. Cheatham’s claims against the Company. In October 2006, the Superior Court denied the motion. Discovery as to Dr. Cheatham’s claims against the Company is proceeding, and this case is currently scheduled for trial to commence in February 2007. The Company believes that the ultimate resolution of this matter will not have a material impact on the Company’s financial position or results of operations.
10. Related-Party Loan Arrangement
On August 2, 2006 the Company entered into a $150.0 million loan arrangement with its principal stockholder. Under this arrangement, the Company can borrow in one or more advances at any time through August 2, 2007 that the Company’s cash balance falls below its projected cash requirements for the subsequent three month period, provided that each advance be no less than $50.0 million. Principal repayment is due and payable one year from the date of each advance. The Company borrowed $50.0 million under the loan arrangement on August 2, 2006. Interest accrues on each outstanding advance at a fixed rate equal to the one year LIBOR rate in effect on the day of such advance plus 3% per annum and is payable quarterly in arrears. On September 29, 2006, the Company paid $0.7 million in accrued interest for the quarter ended September 30, 2006. The loan is unsecured and contains no financial covenants. There are no warrants associated with the loan nor is the loan convertible into the Company’s stock. In the event of a default, all unpaid principal and interest becomes immediately due and payable and the interest rate increases to one year LIBOR calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. Upon the closing of certain financing events, including equity and debt financings or strategic transactions with third parties, in which the Company receives cash proceeds of at least $100.0 million, the Company is required to repay all or a portion of the principal and accrued and unpaid interest under the note equal to the difference between the Company’s cash balance immediately following the financing event and its projected cash requirements for the six month period following the financing event.
On October 30, 2006, the loan arrangement was modified to provide that at no time shall the total principal amount borrowed exceed $150.0 million and that each advance be no less than $10.0 million. Any principal repaid can be re-borrowed by the Company subject to the limitations above.
11. Subsequent Event
On October 12, 2006, the Company entered into an agreement with The Technion Research and Development Foundation Ltd. (“TRDF”), an Israeli corporation affiliated with the Technion-Israel Institute of Technology (the “Technion”) to license certain technology from TRDF and to collaborate with TRDF in the further research in and the development and commercialization of such technology. In exchange for the rights that the Company obtained under this agreement, the Company agreed to pay to TRDF aggregate license fees of $3 million and to issue to TRDF a total of 300,000 shares of the Company’s common stock. The license fees will be paid and the shares issued in three equal installments, the first of which occurred on October 18, 2006 and the second and third installments to occur, subject to the accomplishment of certain milestones, on October 12, 2007 and October 12, 2008. The Company has also agreed to pay royalties to TRDF with respect to sales of certain products that contain or use the licensed technology or are covered by patents included in the licensed technology or are discovered through the use of the licensed technology. The Company agreed to pay up to $6 million of the royalties in advance upon the receipt of specified regulatory approvals. The Company agreed to pay to TRDF specified percentages of any lump-sum sub-license payments that the Company receives if it decides to sub-license the technology. The Company has also agreed to pay a total of $2 million to TRDF in three nearly equal installments to fund sponsored research to be conducted at TRDF by a team led by a faculty member at the Technion. The initial sponsored research payment was made upon signing of the agreement, and the second and third sponsored research payments will occur, subject to the accomplishment of certain milestones, on October 12, 2007 and October 12, 2008. The Company also agreed to retain the services of the Technion faculty member as a consultant, for which the Company agrees to pay the consultant $60,000 per year and to grant the individual an option to purchase 60,000 shares of the Company’s common stock.
Alfred E. Mann, our principal stockholder and chief executive officer, has established the Alfred Mann Institute for Biomedical Development at the Technion (“AMI-Technion”) to expedite the translation of intellectual property and technology of the Technion into commercial medical products for the public benefit. Over a period of several years, Mr. Mann will establish a $100 million endowment for the AMI-Technion. Mr. Mann does not directly or indirectly have any interest in TRDF.
Under the terms of the agreement, the Company issued 100,000 shares of common stock to TRDF on October 12, 2006 and paid $1.6 million in license fees on October 18, 2006.
On November 2, 2006, the Company filed a registration statement with the SEC providing for the issuance of up to $500 million of equity and debt securities from time to time in one or more transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A Risk Factors and elsewhere in this quarterly report on Form 10-Q (this “Quarterly Report”). The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes for the year ended December 31, 2005 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K for the fiscal year ended December 31, 2005 filed pursuant to Section 13 of the Securities Exchange Act of 1934. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.
OVERVIEW
MannKind Corporation is a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes and cancer. Our lead investigational product candidate, the Technosphere Insulin System, is currently in Phase 3 clinical trials in the United States, Europe and Latin America to study its safety and efficacy in the treatment of diabetes. This therapy consists of a proprietary dry powder formulation of insulin that is inhaled into the deep lung using our proprietary inhaler. We believe that the performance characteristics, unique kinetics, convenience and ease of use of the Technosphere Insulin System may have the potential to change the way diabetes is treated.
In particular, we have observed in our clinical trials to date that the Technosphere Insulin System produces a profile of insulin levels in the bloodstream that approximates the insulin profile normally seen in healthy individuals immediately following the beginning of a meal, but which is absent in patients with diabetes. Specifically, Technosphere Insulin is rapidly absorbed into the bloodstream following inhalation, reaching peak levels within 12 to 14 minutes. As a result of this rapid onset of action, most of the glucose-lowering activity of Technosphere Insulin occurs within the first three hours of administration — which is generally when glucose becomes available from a meal — instead of the much longer duration of action observed when insulin is injected subcutaneously. We believe that the relatively short duration of action of Technosphere Insulin reduces the need for patients to snack between meals in order to manage ongoing blood glucose excursions. Indeed, in our clinical trials, we have observed that patients using Technosphere Insulin have achieved significant reductions in post-meal glucose excursions and significant improvements in overall glucose control, as measured by decreases in HbA1c levels, without the weight gain typically associated with insulin therapy.
In our clinical trials to date, we have observed no difference in pulmonary function between patients treated with Technosphere Insulin and patients treated with standard diabetes care. However, the longest study that we have completed so far is a six-month trial. In September 2006, we completed patient enrollment in a pivotal, two-year, Phase 3, safety study of Technosphere Insulin that will compare the pulmonary function of diabetes patients randomized to either Technosphere Insulin or standard diabetes care. We are continuing to enroll patients in three other major Phase 3 clinical trials two of which are pivotal efficacy trials. Based on our discussions with the Food and Drug Administration (the “FDA”), we plan to accumulate two years of controlled safety data before we file a new drug application for the Technosphere Insulin System. We anticipate that our entire clinical trial program, including several special population studies, will involve more than 4,500 patients. Larger populations and longer durations of exposure may be necessary depending on the safety profile of our product.
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
We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of September 30, 2006, we have incurred a cumulative net loss of $716.6 million. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities.
We do not anticipate sales of any product prior to regulatory approval and commercialization of our Technosphere Insulin System. We currently do not have the required approvals to market any of our product candidates, and we may not receive any approvals. We may not be profitable even if we succeed in commercializing any of our product candidates. We expect to make substantial and increasing expenditures and to incur additional operating losses for at least the next several years as we:
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
CLINICAL DEVELOPMENT ACTIVITIES
The Technosphere Insulin System
We are currently conducting a number of studies of the safety and efficacy of the Technosphere Insulin System, including the following trials that are currently underway or recently completed:
Study 010
This ongoing trial is a three-year evaluation of the safety and tolerability of Technosphere Insulin in patients with type 2 diabetes who have participated in study 008 or study 005. The primary objective is to evaluate pulmonary function with secondary objectives to examine changes in HbA1c levels, insulin antibodies, frequency of adverse events and quality of life.
Study 030
This is a two-year, prospective, multi-site study that incorporates two design strategies. The first component is a randomized, open-label trial comparing pulmonary function in two groups of patients with diabetes. One group of approximately 625 patients is being treated with Technosphere Insulin in combination with other antidiabetic therapy and the other group of approximately 625 patients is being treated with existing oral and/or injectable therapies. The second component is a comparison of pulmonary function in the patients with diabetes who are not treated with Technosphere Insulin to a group of 125 subjects without any abnormalities in glucose control. Enrollment for this study was completed in September 2006.
Study 014
This completed study compared the efficacy of mealtime use of Technosphere Insulin plus basal insulin to mealtime use of rapid-acting, subcutaneous insulin plus basal insulin in approximately 240 patients with type 2 diabetes who had a baseline HbA1c level greater than 7.0% and less than 11.5%. The primary efficacy endpoint for this study was mean change in HbA1c levels from baseline to treatment week 24. Enrollment was completed in July 2005 and the treatment period completed in February 2006. In this study, we observed that patients with type 2 diabetes using Technosphere Insulin achieved comparable improvements in glycemic control to patients treated with an injected rapid-acting insulin analog. In addition, we observed no adverse effect on pulmonary function in either treatment group. However, unlike the injected rapid-acting insulin analog group, patients using Technosphere Insulin lost weight during the treatment period.

Study 101
This trial compared mealtime use of Technosphere Insulin to mealtime use of rapid-acting, subcutaneous insulin in 110 patients with type 1 diabetes, who were evaluated over a 12-week period. The primary efficacy endpoint was the change in blood glucose levels following a standard meal. This study demonstrated that patients with type 1 diabetes using Technosphere Insulin can achieve comparable levels of control in HbA1c as patients treated with an injected rapid-acting insulin analog. In this study, the peak of the mean blood glucose values following a standardized meal test were lower for patients on Technosphere Insulin than those receiving injections of rapid-acting insulin analog. The study also showed that patients using Technosphere Insulin did not gain weight during the study in contrast to patients using the injected rapid-acting insulin analog. Furthermore, after twelve weeks of treatment, pulmonary function did not differ between the two patient groups.
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
Special population studies
We have two ongoing special population studies: one examining the impact of asthma and the other examining the impact of chronic smoking on the pharmacokinetics associated with Technosphere Insulin. We plan to use the results of these studies to conduct safety studies in patients with asthma and in chronic smokers that also have diabetes. We also plan to conduct a safety study in patients with both diabetes and chronic obstructive pulmonary disease. Other special population studies include a trial that will examine patients with kidney disease and a trial that will examine patients with liver disease.
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
At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our product candidates other than the Technosphere Insulin System, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization. The costs required to complete the development of our Technosphere Insulin System will be largely dependent on the scope of our clinical trials, the cost and efficiency of our manufacturing process and discussions with the FDA on its requirements. We anticipate that our research and development expenses, particularly for the Technosphere Insulin System, will increase significantly with the continuation of existing clinical trials, the initiation of new trials, the resulting manufacturing costs associated with producing clinical trial materials, and the expansion, qualification and validation of our commercial manufacturing processes and facilities. Additionally, we expect non-cash stock-based compensation expense resulting from the adoption of SFAS No. 123R, Share-based Payment: an Amendment of FASB Statement 123 and 95, effective as of January 1, 2006, to be higher in future periods as compared to periods prior to January 1, 2006. See Critical Accounting Policies below and Note 3 — Accounting for Stock-Based Compensation in the notes to our financial statements.

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
Stock-based Compensation
Prior to January 1, 2006, we accounted for employee stock options and the employee stock purchase plan using the intrinsic value method in accordance with APB No. 25 and adopted the disclosure only alternative of SFAS No. 123. Upon adoption of SFAS No. 123R, we selected the modified prospective transition method whereby we recognized share-based employee costs from the beginning of 2006 as if the fair value accounting method had been used to account for all employee awards granted, modified, or settled after January 1, 2006 and to any awards that were not fully vested as of January 1, 2006. The measurement and attribution of compensation cost for awards that are unvested as of January 1, 2006 are based on the same estimate of the grant-date and the same attribution method used previously under SFAS No. 123. Including the effects of adoption of SFAS No. 123R, we recognized stock-based compensation expense of $10.7 million for the nine months ended September 30, 2006. We expect expensing of stock-based compensation will continue to have an impact on our statement of operations. As of September 30, 2006, there was $26.8 million and $10.3 million of unrecognized compensation cost related to options and restricted stock units, respectively, granted by the Company which is expected to be recognized over the remaining weighted average vesting period of 3.0 years.
RESULTS OF OPERATIONS
The discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2006 and 2005 are based upon our consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and as a result, actual condition or results may differ from our estimates under different assumptions or conditions.
Revenues
During the nine months ended September 30, 2006, we recognized $0.1 million in revenue under a license agreement. There were no revenues recorded for the three months ended September 30, 2006 or the three or nine months ended September 30, 2005. We do not anticipate sales of any product prior to regulatory approval and commercialization of our Technosphere Insulin System.

Research and Development Expense
The following table provides a comparison of the research and development expense categories for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three months ended
	September 30,
	2006	2005	$ Change	% Change
Clinical	$30,067	$12,973	$17,094	132%
Manufacturing	11,012	5,609	5,403	96%
Research	8,005	5,394	2,611	48%
Stock-based compensation expense	1,701	490	1,211	247%

Research and development expense	$50,785	$24,466	$26,319	108%

	Nine months ended
	September 30,
	2006	2005	$ Change	% Change
Clinical	$76,828	$34,568	$42,260	122%
Manufacturing	29,141	16,878	12,263	73%
Research	21,133	15,332	5,801	38%
Stock-based compensation expense (benefit)	4,954	(20)	4,974	(24,870)%

Research and development expense	$132,056	$66,758	$65,298	98%

The increase in research and development expenses for the three and nine months ended September 30, 2006, as compared to the same periods in the prior year was primarily due to ongoing expenses related to the clinical development of our Technosphere Insulin System. The expansion of our Phase 3 clinical trial program for our Technosphere Insulin System and the continuation of other preclinical studies increased our clinical research expenditures in 2006 as compared to the same period in 2005. This also resulted in increased Technosphere Insulin manufacturing costs to supply clinical trial materials. We also continue to expand our qualification and validation of our manufacturing system. Additionally, research activities related to toxicology studies for our Technosphere Insulin System, expanding our proprietary Technosphere platform technology, developing additional applications for the pulmonary delivery of other drugs and the discovery and development of programs primarily focused on cancer therapies resulted in increased research expenditures. We anticipate that our research and development expenses associated with our Technosphere Insulin System, expanding our Technosphere platform technology and the pursuit of cancer therapies will continue to increase in 2006. Specifically, we anticipate increased expenses related to the continuation of existing and initiation of new clinical trials, and the resulting manufacturing costs associated with producing clinical trial materials.
The increase in stock-based compensation expense for the three and nine months ended September 30, 2006 compared to the same periods in the prior year primarily resulted from the adoption of SFAS No. 123R which requires all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon the fair value of the awards at the grant date. As described in the Critical Accounting Policies above, we have adopted SFAS No. 123R as of the effective date of January 1, 2006. As a result of our adoption of SFAS No. 123R, we expect non-cash stock-based compensation expense to be higher in future periods as compared to periods prior to January 1, 2006. See Note 3 — Accounting for Stock-Based Compensation in the footnotes to our financial statements.
General and Administrative Expense
The following table provides a comparison of the general and administrative expense categories for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three months ended
	September 30,
	2006	2005	$ Change	% Change
Salaries, employee related and other general expenses	$8,867	$6,571	$2,296	35%
Stock-based compensation expense	1,482	1,825	(343)	(19)%

General and administrative expenses	$10,349	$8,396	$1,953	23%

	Nine months ended
	September 30,
	2006	2005	$ Change	% Change
Salaries, employee related and other general expenses	$24,217	$16,884	$7,333	43%
Stock-based compensation expense (benefit)	5,726	(566)	6,292	(1112)%

General and administrative expenses	$29,943	$16,318	$13,625	83%

General and administrative expenses for the three and nine months ended September 30, 2006 increased as compared to the same period in the prior year. Increased administrative services resulted in increased headcount, compensation adjustments and other employee related expenses. Additionally, litigation, public company compliance (including the Sarbanes-Oxley Act) and our establishment of a marketing function in late 2005 increased both professional fees and consulting expenses. Stock-based compensation expense decreased for the three months ended September 30, 2006 and increased for the nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 due to the adoption of SFAS No. 123R. We expect general and administrative expenses other than non-cash stock-based compensation expense to increase slightly in the future as a result of increased headcount, public company compliance and establishment of investor relations and marketing programs. We expect non-cash stock-based compensation expense to be higher in future periods as compared to periods prior to January 1, 2006 as a result of the adoption of SFAS No. 123R. See Critical Accounting Policies above and Note 3 — Accounting for Stock-Based Compensation in the footnotes to our financial statements.
LIQUIDITY AND CAPITAL RESOURCES
Since our inception in 1991 through September 30, 2006, we have reported accumulated net losses of $716.6 million, which include a goodwill impairment charge of $151.4 million, and negative cash flow from operations of $448.3 million and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. It is costly to develop therapeutic products and conduct clinical trials for our products. In August 2006, we entered into a $150.0 million loan arrangement with our principal stockholder, which was amended on October 30, 2006. Under this arrangement, we can borrow funds in one or more advances at any time through August 2, 2007 that our cash balance falls below its projected cash requirements for the subsequent three months, provided that each advance be no less than $10.0 million and provided that at no time shall the total principal amount borrowed exceed $150.0 million. Principal repayment is due and payable one year from the date of each advance. We borrowed $50.0 million under the loan arrangement in August 2006.
We believe that this loan arrangement with our principal stockholder will enable us to continue funding operations through the first quarter of 2007. Accordingly, we expect that we will need to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration with a pharmaceutical company or the establishment of other funding facilities, in order to continue the development and commercialization of our Technosphere Insulin System and other product candidates and to support our other ongoing activities. On November 2, 2006, we filed a shelf registration statement with the SEC providing for the issuance of up to $500 million of equity and debt securities from time to time in one or more transactions. However, we cannot provide assurances that we will be able to raise capital on favorable terms or at all. If we fail to raise capital before the end of the first quarter of 2007, our business, financial condition and results of operations would be adversely effected and we would be forced to reduce or eliminate expenditures for certain of our programs, including our Technosphere Insulin System development activities. We cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.
During the nine months ended September 30, 2006, we used $134.7 million of cash for our operations. We had a net loss of $159.3 million for the nine months ended September 30, 2006, of which $17.0 million consisted of non-cash charges such as depreciation and amortization and stock-based compensation. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of our Technosphere Insulin System.
Investing activities provided $68.2 million of cash during the nine months ended September 30, 2006. Cash provided by investing activities was from net sales of marketable securities of $82.4 million offset by $14.2 million used to purchase machinery and equipment to expand our manufacturing operations and quality systems in support of our expansion of clinical trials for Technosphere Insulin System. We expect to make significant purchases of equipment in the foreseeable future.
Our financing activities provided cash of $53.6 million for the nine months ended September 30, 2006. Cash from financing activities was primarily from the loan arrangement with Mr. Mann.
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

We have held extensive discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for our Technosphere Insulin System, but are not disclosing the number of potential partners or their identities. To date, we have not reached agreement with any of these companies on a collaboration. While we are continuing to engage in such discussions, we believe that we will have to expend significant additional time and effort before we could reach agreement and we cannot predict when, if ever, we could conclude such an agreement with a partner. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms, if at all.
If we enter into a strategic business collaboration with a pharmaceutical company, we would expect, as part of the transaction, to receive reimbursements for a portion of the future costs associated with the development, manufacture and commercialization of our Technosphere Insulin System and to sell equity and/or debt securities to such partner. We also expect to pursue the sale of equity and/or debt securities to other parties, or the establishment of other funding facilities. On November 2, 2006, we filed a shelf registration statement with the SEC providing for the issuance by us of up to $500 million of our equity and debt securities from time to time in one or more transactions. The shelf registration is intended to provide us with the flexibility to take advantage of financing opportunities when and if deemed appropriate by our management. Issuances of debt or additional equity could impact the rights of our existing stockholders, dilute the ownership percentages of our existing stockholders and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets, including our Technosphere technology platform. There can be no assurance, however, that any strategic collaboration, sale of securities or sale or license of assets will be available to us on a timely basis or on acceptable terms, if at all. If we are unable to raise additional capital, we may be required to enter into agreements with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such agreements may not be on terms as commercially favorable to us.
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
Off-Balance Sheet Arrangements
As of September 30, 2006, we did not have any off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations disclosed in Item 7 to our Annual Report other than those in the ordinary course of our business, such as contracts related to the continuation of existing clinical trials, the initiation of new trials and the expansion, qualification and validation of our commercial manufacturing processes and facilities. Additionally, in August 2006, we entered into a $150.0 million loan arrangement with our principal stockholder, which was amended on October 30, 2006. Under this arrangement, we can borrow funds in one or more advances at any time through August 2, 2007 that our cash balance falls below its projected cash requirements for the subsequent three months, provided that each advance be no less than $10.0 million and provided that at no time shall the total principal amount borrowed exceed $150.0 million. Principal repayment is due and payable one year from the date of each advance.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not used derivative financial instruments. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by ten percent from levels at September 30, 2006, we estimate that the fair value of our investment portfolio would decline by an immaterial amount. We currently borrow on a short-term basis, with the rate established at the time of each advance. As of September 30, 2006, the rate on the our first advance was established and fixed over a 12-month period. Future borrowings under this loan arrangement are subject to market risk if there were an adverse change in interest rates.

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
Our chief executive officer and chief financial officer performed an evaluation under the supervision and with the participation of our management, of our disclosure controls and procedures (as defined in Rule 13a-15(b) of the Securities Exchange Act) as of September 30, 2006. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As previously disclosed in our Annual Report, in May 2005, our former Chief Medical Officer, Wayman Wendell Cheatham, M.D., filed a complaint against us in the California Superior Court, County of Los Angeles in the case styled, Wayman Wendell Cheatham, M.D. v. MannKind Corporation, Case No. BC333845. The complaint alleges causes of action for wrongful termination in violation of public policy, breach of contract and retaliation, in connection with our termination of Dr. Cheatham’s employment. In the complaint, Dr. Cheatham seeks compensatory, punitive and exemplary damages in excess of $2.0 million, as well as reimbursement of attorneys’ fees. In June 2005, we answered the complaint, generally denying each of Dr. Cheatham’s allegations and asserting various defenses. We believe the allegations in the complaint are without merit and we are vigorously defending against them. We also filed a cross-complaint against Dr. Cheatham, alleging claims for libel per se, trade libel, breach of contract, breach of the implied covenant of good faith and fair dealing and breach of the duty of loyalty. The libel claims allege that Dr. Cheatham made certain false and malicious statements about us in a letter to the FDA with regard to a request by us to hold a meeting with the FDA. The remaining causes of action in the cross-complaint arise out of our allegations that Dr. Cheatham had an undisclosed consulting relationship with a competitor during his employment with us, in violation of our agreement. In July 2005, Dr. Cheatham filed a demurrer and motion to strike our cross-complaint under California’s anti-SLAPP statute. On September 28, 2005, the California Superior Court overruled Dr. Cheatham’s demurrer and denied his motion to strike our cross-complaint. Dr. Cheatham has appealed the Court’s ruling denying his motion to strike. On November 4, 2005, Dr. Cheatham filed a notice of appeal of the Court’s ruling denying his motion to strike. Oral argument on the appeal is scheduled for November 21, 2006. In July 2006, the Company filed a motion for summary judgment, or in the alternative, for summary adjudication, requesting dismissal before trial of Dr. Cheatham’s claims against the Company. In October 2006, the Superior Court denied the motion. Discovery as to Dr. Cheatham’s claims against us is proceeding, and this case is currently scheduled for trial to commence in February 2007. We believe that the ultimate resolution of this matter will not have a material impact on our financial position or results of operations.
ITEM 1A. RISK FACTORS
You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this Quarterly Report. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business as previously disclosed in Item 1A to our annual report on Form 10-K for the fiscal year ended December 31, 2005. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

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
We have never been profitable, and, as of September 30, 2006, we had an accumulated deficit of $716.6 million. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates. This accumulated deficit may increase significantly as we expand development and clinical trial efforts.
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
In August 2006, we entered into a $150.0 million loan arrangement with our principal stockholder, which was amended on October 30, 2006. Under this arrangement, we can borrow funds in one or more advances at any time through August 2, 2007 should our cash balance fall below its projected cash requirements for the subsequent three months, provided that each advance be no less than $10.0 million and provided that at no time shall the total principal amount borrowed exceed $150.0 million. Principal repayment is due and payable one year from the date of each advance. We borrowed $50.0 million under the loan arrangement in August 2006. We believe that this loan arrangement with our principal stockholder will enable us to continue funding operations through the first quarter of 2007.
However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Accordingly, we plan to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration or the establishment of other funding facilities, in order to continue the development and commercialization of our Technosphere Insulin System and other product candidates and to support our other ongoing activities. On November 2, 2006, we filed a shelf registration statement with the SEC providing for the issuance by us of up to $500 million of our equity and debt securities from time to time in one or more transactions. The shelf registration is intended to provide us with the flexibility to take advantage of financing opportunities when and if deemed appropriate by our management. The amount of additional funds we need will depend on a number of factors, including:
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
We have expended significant time, money and effort in the development of our lead product candidate, the Technosphere Insulin System, which has not yet received regulatory approval and which may never be commercialized. Before we can market and sell our Technosphere Insulin System, we will need to advance our Technosphere Insulin System through Phase 3 clinical trials and demonstrate in these trials that our Technosphere Insulin System is safe and effective. We have initiated all of our pivotal Phase 3 clinical trials as well as several special population studies, all of which will require additional time and substantial expenditure of resources. We must also receive the necessary approvals from the FDA and similar foreign regulatory agencies before this product can be marketed in the United States or elsewhere. Even if we were to receive regulatory approval, we ultimately may be unable to gain market acceptance of our Technosphere Insulin System for a variety of reasons, including the treatment and dosage regimen, potential adverse effects, the availability of alternative treatments and cost effectiveness. If we fail to commercialize our Technosphere Insulin System, our business, financial condition and results of operations will be materially and adversely affected.
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
We face substantial competition in the development of our product candidates and may not be able to compete successfully, and our product candidates may be rendered obsolete by rapid technological change.*
We initially are focusing on the development of the Technosphere Insulin System for the treatment of diabetes, and we face intense competition in this area. In January 2006, the FDA and the European Commission approved Exubera, developed by Pfizer, Inc. in collaboration with Nektar Therapeutics, for the treatment of adults with type 1 and type 2 diabetes. Exubera has been launched in Germany, Ireland, the United Kingdom and, to a limited extent, the United States. Pfizer has announced that it will begin an expanded roll-out of Exubera to primary-care physicians in January 2007. In July 2005, Eli Lilly and Company, in collaboration with Alkermes, Inc., initiated a pivotal Phase 3 safety trial of their AIR inhaled insulin system, which completed patient enrollment in June 2006. We believe Lilly plans to submit a New Drug Application or NDA for the AIR inhaled insulin system in 2009. In September 2006, Novo Nordisk A.S. began recruiting patients for a two-year Phase 3 safety trial of their AERx inhaled insulin system, after previously suspending clinical trials of the AERx product. In addition, a number of established pharmaceutical companies have or are developing technologies for the treatment of diabetes. We also face substantial competition for the development of our other product candidates.
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
If we fail to enter into a strategic collaboration with respect to our Technosphere Insulin System, we may not be able to execute on our business model.*
We are currently evaluating potential collaborations with respect to our Technosphere Insulin System. If we are not able to enter into a collaboration on terms that are favorable to us, we could be required to undertake and fund product development, clinical trials, manufacturing and marketing activities solely at our own expense. We currently estimate that the cost to continue the development of the Technosphere Insulin System over the next 12 months would be up to $250 million. However, this estimate may change based on how the program proceeds. Failure to enter into a collaboration with respect to our Technosphere Insulin System could substantially increase our requirements for capital, which might not be available on favorable terms, if at all. Alternatively, we would have to substantially reduce our development efforts, which would delay or otherwise impede the commercialization of our Technosphere Insulin System.
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
If we are unable to transition successfully from an early-stage development company to a company that commercializes therapeutics, our operations would suffer.*
We are at a critical juncture in our development, having transitioned from an early-stage development company to one with multiple Phase 3 clinical trials. Phase 3 development of the Technosphere Insulin System is far more complex than the earlier phases. Overall, we plan to support a significant number of studies in the near term. We have not previously implemented the range of studies contemplated for our Phase 3 clinical program. Moreover, as a company, we have no previous experience in the Phase 3-through-new drug application, or NDA, stage of product development.
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
We deal with hazardous materials and must comply with environmental laws and regulations, which can be expensive and restrict how we do business.*
Our research and development work involves the controlled storage and use of hazardous materials, including chemical, radioactive and biological materials. In addition, our manufacturing operations involve the use of CBZ-lysine, which is stable and non-hazardous under normal storage conditions, but may form an explosive mixture under certain conditions. Our operations also produce hazardous waste products. We are subject to federal, state and local laws and regulations governing how we use, manufacture, store, handle and dispose of these materials. Moreover, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated, and in the event of an accident, we could be held liable for any damages that may result, and any liability could fall outside the coverage or exceed the limits of our insurance. Currently, our general liability policy provides coverage up to $1 million per occurrence and $2 million in the aggregate and is supplemented by an umbrella policy that provides a further $4 million of coverage; however, our insurance policy excludes pollution coverage and we do not carry a separate hazardous materials policy. In addition, we could be required to incur significant costs to comply with environmental laws and regulations in the future. Finally, current or future environmental laws and regulations may impair our research, development or production efforts.
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
If we fail to enter into collaborations with third parties, we would be required to establish our own sales, marketing and distribution capabilities, which could impact the commercialization of our products and harm our business.*
A broad base of physicians, including primary care physicians, internists and endocrinologists, treat patients with diabetes. A large sales force will be required in order to educate and support these physicians. Therefore, we may enter into collaborations with one or more pharmaceutical companies to market, distribute and sell our Technosphere Insulin System, if it is approved. If we fail to enter into collaborations, we would be required to establish our own direct sales, marketing and distribution capabilities. Establishing these capabilities can be time-consuming and expensive and we estimate that establishing a specialty sales force would cost more than $35 million. Because of our size, we would be at a disadvantage to our potential competitors, all of which either are or have collaborated with large pharmaceutical companies that have substantially more resources than we do. As a result, we would not initially be able to field a sales force as large as our competitors or provide the same degree of market research or marketing support. In addition, our competitors would have a greater ability to devote research resources toward expansion of the indications for their products. We cannot assure you that we will succeed in entering into acceptable collaborations, that any such collaboration will be successful or, if not, that we will successfully develop our own sales, marketing and distribution capabilities.
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
If product liability claims are brought against us, we may incur significant liabilities and suffer damage to our reputation.*
The testing, manufacturing, marketing and sale of our Technosphere Insulin System and our other product candidates expose us to potential product liability claims. A product liability claim may result in substantial judgments as well as consume significant financial and management resources and result in adverse publicity, decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. We currently carry worldwide liability insurance in the amount of $10 million. We believe these limits are reasonable to cover us from potential damages arising from current and previous clinical trials of our Technosphere Insulin System. In addition, we carry local policies per trial in each country in which we conduct clinical trials that requires us to carry coverage based on local statutory requirements. We intend to obtain product liability coverage for commercial sales in the future if our Technosphere Insulin System is approved. However, we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise, and because insurance coverage in our industry can be very expensive and difficult to obtain, we cannot assure you that we will be able to obtain sufficient coverage at an acceptable cost, if at all. If losses from such claims exceed our liability insurance coverage, we may ourselves incur substantial liabilities. If we are required to pay a product liability claim, we may not have sufficient financial resources to complete development or commercialization of any of our product candidates and, if so, our business and results of operations would be harmed and the market price of our common stock may decline.
If we lose any key employees or scientific advisors, our operations and our ability to execute our business strategy could be materially harmed.*

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
We have been sued by our former Chief Medical Officer. As a result of this litigation, we may incur material costs and suffer other consequences, which may adversely affect us.*
In May 2005, Dr. Cheatham filed a complaint against us in the California Superior Court. The complaint alleges causes of action for wrongful termination in violation of public policy, breach of contract and retaliation in connection with the termination of Dr. Cheatham’s employment. In the complaint, Dr. Cheatham seeks compensatory, punitive and exemplary damages in excess of $2.0 million as well as reimbursement of attorneys’ fees. In June 2005, we answered the complaint and also filed a cross-complaint against Dr. Cheatham, alleging claims for libel per se, trade libel, breach of contract, breach of the implied covenant of good faith and fair dealing and breach of the duty of loyalty. In July 2005, Dr. Cheatham filed a demurrer, and a motion to strike our cross-complaint under California’s anti-SLAPP statute. In September 2005, the California Superior Court overruled Dr. Cheatham’s demurrer and denied his motion to strike the Company’s cross-complaint. In November 2005, Dr. Cheatham appealed the Court’s ruling denying his motion to strike. Oral argument on the appeal is scheduled for November 21, 2006. In July 2006, the Company filed a motion for summary judgment, or in the alternative, for summary adjudication, requesting dismissal before trial of Dr. Cheatham’s claims against the Company. In October 2006, the Superior Court denied the motion. Discovery as to Dr. Cheatham’s claims against us is proceeding, and this case is scheduled for trial to commence in February 2007.
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
Our management, including our chief executive officer and chief financial officer, does not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.
RISKS RELATED TO REGULATORY APPROVALS
Our product candidates must undergo rigorous preclinical and clinical testing and we must obtain regulatory approvals, which could be costly and time-consuming and subject us to unanticipated delays or prevent us from marketing any products.*
Our research and development activities, as well as the manufacturing and marketing of our product candidates, including our Technosphere Insulin System, are subject to regulation, including regulation for safety, efficacy and quality, by the FDA in the United States and comparable authorities in other countries. FDA regulations and the regulation of comparable foreign regulatory authorities are wide-ranging and govern, among other things:
•	product design, development, manufacture and testing;

•	product labeling;

•	product storage and shipping;

•	pre-market clearance or approval;

•	advertising and promotion; and

•	product sales and distribution.

Clinical testing can be costly and take many years, and the outcome is uncertain and susceptible to varying interpretations. We expect, based on our discussions with the FDA and on our understanding of the interactions between the FDA and other pharmaceutical companies developing inhaled insulin delivery systems, that we will need safety data covering at least two years from patients treated with our Technosphere Insulin System and that we must complete a two-year carcinogenicity study and an additional six-month carcinogenicity study of Technosphere Insulin in rodents to obtain approval, among other requirements. We cannot be certain when or under what conditions we will undertake further clinical trials. The clinical trials of our product candidates may not be completed on schedule, the FDA or foreign regulatory agencies may order us to stop or modify our research, or these agencies may not ultimately approve any of our product candidates for commercial sale. The data collected from our clinical trials may not be sufficient to support regulatory approval of our various product candidates, including our Technosphere Insulin System. Even if we believe the data collected from our clinical trials are sufficient, the FDA has substantial discretion in the approval process and may disagree with our interpretation of the data. Our failure to adequately demonstrate the safety and efficacy of any of our product candidates would delay or prevent regulatory approval of our product candidates, which could prevent us from achieving profitability.
The requirements governing the conduct of clinical trials and manufacturing and marketing of our product candidates, including our Technosphere Insulin System, outside the United States vary widely from country to country. Foreign approvals may take longer to obtain than FDA approvals and can require, among other things, additional testing and different clinical trial designs. Foreign regulatory approval processes include all of the risks associated with the FDA approval processes. Some of those agencies also must approve prices of the products for government reimbursement. Approval of a product by the FDA does not ensure approval of the same product by the health authorities of other countries. In addition, changes in regulatory policy in the United States or in foreign countries for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections.
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
Our insulin supplier does not yet supply human recombinant insulin for an FDA-approved product and will likely be subject to an FDA preapproval inspection before the agency will approve a future marketing application for our Technosphere Insulin System.*
Our insulin supplier sells its product outside of the US, however, we can make no assurances that our insulin supplier will be acceptable to the FDA. If we were required to find a new or additional supplier of insulin, we would be required to evaluate the new supplier’s ability to provide insulin that meets our specifications and quality requirements, which would require significant time and expense and could delay the manufacturing and future commercialization of our Technosphere Insulin System. We also depend on suppliers for other materials that comprise our Technosphere Insulin System, including our MedTone inhaler and cartridges. All of our device suppliers must comply with relevant regulatory requirements including QSR. It also is likely that major suppliers will be subject to FDA preapproval inspections before the agency will approve a future marketing application for our Technosphere Insulin System. At the present time our insulin supplier is certified to the ISO9001:2000 Standard. There can be no assurance, however, that if the FDA were to conduct a preapproval inspection of our insulin supplier or other suppliers, that the agency would find that the supplier substantially comply with the QSR or cGMP requirements, where applicable. If we or any potential third-party manufacturer or supplier fails to comply with these requirements or comparable requirements in foreign countries, regulatory authorities may subject us to regulatory action, including criminal prosecutions, fines and suspension of the manufacture of our products.
Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the indicated uses for which the product candidate may be marketed or contain requirements for potentially costly post-marketing follow-up clinical trials.
Reports of side effects or safety concerns in related technology fields or in other companies’ clinical trials could delay or prevent us from obtaining regulatory approval or negatively impact public perception of our product candidates.*
At present, there are a number of clinical trials being conducted by us and other pharmaceutical companies involving insulin delivery systems. If we discover that our product is associated with a significantly increased frequency of adverse events, or if other pharmaceutical companies announce that they observed frequent adverse events in their trials involving the pulmonary delivery of insulin, we could encounter delays in the timing of our clinical trials or difficulties in obtaining the approval of our Technosphere Insulin System. As well, the public perception of our products might be adversely affected, which could harm our business and results of operations and cause the market price of our common stock to decline, even if the concern relates to another company’s product.
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
If we become involved in lawsuits to protect or enforce our patents or the patents of our collaborators or licensors, we would be required to devote substantial time and resources to prosecute or defend such proceedings.*
Competitors may infringe our patents or the patents of our collaborators or licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. A court may also decide to award us a royalty from an infringer instead of issuing an injunction against the infringing activity. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.
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
If our technologies conflict with the proprietary rights of others, we may incur substantial costs as a result of litigation or other proceedings and we could face substantial monetary damages and be precluded from commercializing our products, which would materially harm our business.*
Over the past three decades the number of patents issued to biotechnology companies has expanded dramatically. As a result it is not always clear to industry participants, including us, which patents cover the multitude of biotechnology product types. Ultimately, the courts must determine the scope of coverage afforded by a patent and the courts do not always arrive at uniform conclusions.
A patent owner may claim that we are making, using, selling or offering for sale an invention covered by the owner’s patents and may go to court to stop us from engaging in such activities. Such litigation is not uncommon in our industry. For example, in August 2006, Novo Nordisk filed a lawsuit against Pfizer claiming that Pfizer’s product Exubera infringes certain patents owned by Novo Nordisk that cover inhaled insulin treatment for diabetes. In its lawsuit, Novo Nordisk is seeking compensatory damages and permanent injunctive relief and has filed a motion for a preliminary injunction, seeking a court order that, if granted could substantially impact Pfizer’s ability to commercialize Exubera while the lawsuit is in progress.
Patent lawsuits can be expensive and would consume time and other resources. There is a risk that a court would decide that we are infringing a third party’s patents and would order us to stop the activities covered by the patents, including the commercialization of our products. In addition, there is a risk that we would have to pay the other party damages for having violated the other party’s patents (which damages may be increased, as well as attorneys’ fees ordered paid, if infringement is found to be willful), or that we will be required to obtain a license from the other party in order to continue to commercialize the affected products, or to design our products in a manner that does not infringe a valid patent. We may not prevail in any legal action, and a required license under the patent may not be available on acceptable terms or at all, requiring cessation of activities that were found to infringe a valid patent. We also may not be able to develop a non-infringing product design on commercially reasonable terms, or at all.
Although we own a number of domestic and foreign patents and patent applications relating to our Technosphere Insulin System and cancer vaccine products under development, we have identified certain third-party patents having claims relating to chemical compositions of matter and pulmonary insulin delivery that may trigger an allegation of infringement upon the commercial manufacture and sale of our Technosphere Insulin System. We have also identified third-party patents disclosing methods of use and compositions of matter related to DNA-based vaccines that also may trigger an allegation of infringement upon the commercial manufacture and sale of our cancer therapy. If a court were to determine that our insulin products or cancer therapies were infringing any of these patent rights, we would have to establish with the court that these patents were invalid or unenforceable in order to avoid legal liability for infringement of these patents. However, proving patent invalidity or unenforceability can be difficult because issued patents are presumed valid. Therefore, in the event that we are unable to prevail in an infringement or invalidity action we will have to either acquire the third-party patents outright or seek a royalty-bearing license. Royalty-bearing licenses effectively increase production costs and therefore may materially affect product profitability. Furthermore, should the patent holder refuse to either assign or license us the infringed patents, it may be necessary to cease manufacturing the product entirely and/or design around the patents, if possible. In either event, our business would be harmed and our profitability could be materially adversely impacted.
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
In addition, patent litigation may divert the attention of key personnel and we may not have sufficient resources to bring these actions to a successful conclusion. At the same time, some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. An adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products or result in substantial monetary damages, which would adversely affect our business and results of operations and cause the market price of our common stock to decline.
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
Public companies in general and companies included on The Nasdaq Global Market in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. There has been particular volatility in the market prices of securities of biotechnology and other life sciences companies, and the market prices of these companies have often fluctuated because of problems or successes in a given market segment or because investor interest has shifted to other segments. These broad market and industry factors may cause the market price of our common stock to decline, regardless of our operating performance. We have no control over this volatility and can only focus our efforts on our own operations, and even these may be affected due to the state of the capital markets.
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
Our Chief Executive Officer and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.*
Mr. Mann has been our primary source of financing to date. At September 30, 2006, Mr. Mann beneficially owned approximately 48.9% of our outstanding shares of capital stock. Members of Mr. Mann’s family beneficially owned at least an additional 2.0% of our outstanding shares of common stock, although Mr. Mann does not have voting or investment power with respect to these shares. By virtue of his holdings, Mr. Mann can and will continue to be able to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.
Subject to compliance with federal and state securities laws, Mr. Mann is free to sell the shares of our stock he holds at any time. Upon his death, we have been advised by Mr. Mann that his shares of our capital stock will be left to the Alfred E. Mann Medical Research Organization, or AEMMRO, and AEM Foundation for Biomedical Engineering, or AEMFBE, not-for-profit medical research foundations that serve as funding organizations for Mr. Mann’s various charities, including the Alfred Mann Foundation, or AMF, and the Alfred Mann Institutes at the University of Southern California and at the Technion-Israel Institute of Technology, and that may serve as funding organizations for any other charities that he may establish. The AEMMRO is a membership foundation consisting of six members, including Mr. Mann, four of his children and Dr. Joseph Schulman, the director of AMF. The AEMFBE is a membership foundation consisting of five members, including Mr. Mann and the same four of his children. Although we understand that the members of AEMMRO and AEMFBE have been advised of Mr. Mann’s objectives for these foundations, once Mr. Mann’s shares of our capital stock become the property of the foundations, we cannot assure you as to how those shares will be distributed or how they will be voted.
The future sale of our common stock could negatively affect our stock price.*
As of September 30, 2006, we had approximately 49.7 million shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock may decline. Furthermore, if we were to include in a company-initiated registration statement shares held by our stockholders pursuant to the exercise of their registrations rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On February 24, 2006, we issued 979 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s cash exercise of the warrant. The warrant had an exercise price of $12.228 per share, for an aggregate exercise price paid to us of $11,971. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.
     On March 20, 2006, we issued 98,441 shares of our common stock to a holder of one of our outstanding warrants upon the net exercise of the warrants by the holder. For these issuances, we relied on the exemption provided by Section 4(2) of the Securities Act.
     On September 22, 2006, we issued 156,633 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s cash exercise of the warrant. The warrant had an exercise price of $12.228 per share, for an aggregate exercise price paid to us of $1,915,308. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     (a)       On October 30, 2006, we entered into an Allonge #1 to the promissory note made by us in favor of Alfred E. Mann dated August 2, 2006. Pursuant to the Allonge, the minimum amount that we can borrow under the note was reduced from $50 million to $10 million, and we are now permitted to re-borrow any principal amount that we previously borrowed and repaid, subject to the limitations in the note.
     (b)       There were no material changes to the procedures by which security holders may recommend nominees to our board of directors.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Form of common stock certificate.

4.2(1)	Registration Rights Agreement, dated October 15, 1998, by and among CTL ImmunoTherapies Corp.,
Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended.

10.1(2)	Promissory Note made by MannKind in favor of Alfred E. Mann dated August 2, 2006.

10.2	Allonge #1 dated October 30, 2006 to Promissory Note made by MannKind in favor of Alfred E. Mann.

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the
Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the
Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Rules
13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of
Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

(1)	Incorporated by reference to MannKind’s registration statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended.

(2)	Incorporated by reference to MannKind’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2006.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 1, 2006	MannKind Corporation
	By:	/s/ Richard L. Anderson
Richard L. Anderson
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)