Form 10-Q
period 2007-03-31
MANNKIND CORP
filed 2007-05-10
CIK 899460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 7, 2007, there were 73,418,614 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION
Form 10-Q
For the Quarterly Period Ended March 31, 2007

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share data)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$262,753	$319,555
Marketable securities	102,824	116,924
State research and development credit exchange	3,918	2,418
Prepaid expenses and other current assets	13,714	10,650

Total current assets	383,209	449,547
Property and equipment — net	98,622	88,328
State research and development credit exchange receivable — net of current portion	375	1,500
Other assets	361	362

Total	$482,567	$539,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,123	$10,715
Accrued expenses and other current liabilities	45,730	34,244

Total current liabilities	55,853	44,959
Senior convertible notes	111,406	111,267
Other liabilities	24	24

Total liabilities	167,283	156,250

Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value — 90,000,000 shares authorized; 73,407,583 and 73,360,154 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	734	734
Additional paid-in capital	1,175,540	1,170,602
Deficit accumulated during the development stage	(860,990)	(787,849)

Total stockholders’ equity	315,284	383,487

Total	$482,567	$539,737

The accompanying notes are an integral part of these consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2007	2006	2007
Revenue	$10	$100	$2,968

Operating expenses:
Research and development	63,788	35,950	553,984
General and administrative	13,550	9,138	153,526
In-process research and development costs	—	—	19,726
Goodwill impairment	—	—	151,428

Total operating expenses	77,338	45,088	878,664

Loss from operations	(77,328)	(44,988)	(875,696)
Other income	52	50	(1,632)
Interest expense on note payable to principal stockholder	—	—	(1,511)
Interest expense on senior convertible notes	(1,145)	—	(1,367)
Interest income	5,280	1,380	19,237

Loss before provision for income taxes	(73,141)	(43,558)	(860,969)
Income taxes	—	(1)	(21)

Net loss	(73,141)	(43,559)	(860,990)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	(952)

Net loss applicable to common stockholders	$(73,141)	$(43,559)	$(884,202)

Net loss per share applicable to common stockholders — basic and diluted	$(1.00)	$(0.87)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	73,388	49,787

     The accompanying notes are an integral part of these consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,141)	$(43,559)	$(860,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,170	2,000	41,324
Stock-based compensation expense	4,549	3,711	41,734
Stock expense for shares issued pursuant to research agreement	—	—	2,074
Loss on sale and abandonment/disposal of property and equipment	—	—	3,446
Accrued interest on investments, net of amortization of premiums	—	197	58
In-process research and development	—	—	19,726
Discount on stockholder notes below market rate	—	—	241
Non-cash compensation expense of officer resulting from stockholder contribution	—	—	70
Accrued interest expense on notes payable to stockholders	—	—	1,538
Non-cash interest expense	—	—	3
Accrued interest on notes receivable	—	—	(747)
Goodwill impairment	—	—	151,428
Loss on available-for-sale securities	—	—	229
Changes in assets and liabilities:
State research and development credit exchange receivable	(375)	306	(4,293)
Prepaid expenses and other current assets	(3,064)	(2,863)	(13,714)
Other assets	1	(2)	(361)
Accounts payable	(592)	461	10,123
Accrued expenses and other current liabilities	5,635	2,431	39,879
Other liabilities	—	(5)	22

Net cash used in operating activities	(64,817)	(37,323)	(568,210)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(3,450)	(16,250)	(560,599)
Sales of marketable securities	17,550	48,950	457,490
Purchase of property and equipment	(6,474)	(6,106)	(137,616)
Proceeds from sale of property and equipment	—	—	214

Net cash provided by (used in) investing activities	7,626	26,594	(240,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants	429	581	884,337
Collection of Series C convertible preferred stock subscriptions receivable	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	15,000

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2007	2006	2007
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivables	—	—	1,742
Borrowings on notes payable from principal stockholder	—	—	70,000
Principal payments on notes payable to principal stockholder	—	—	(70,000)
Borrowings on notes payable	—	—	3,460
Principal payments on notes payable	—	—	(1,667)
Proceeds from senior convertible notes	—	—	111,267
Payment of employment taxes related to vested restricted stock units	(40)	—	(380)

Net cash provided by financing activities	389	581	1,071,474

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(56,802)	$(10,148)	$262,753
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	319,555	56,037	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$262,753	$45,889	$262,753

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$—	$1	$21
Interest paid in cash	—	—	1,695
Accretion on redeemable convertible preferred stock	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	171,154
Issuance of common stock for notes receivable	—	—	2,758
Issuance of put option by stockholder	—	—	(2,949)
Put option redemption by stockholder	—	—	1,921
Notes receivable by stockholder issued to officers	—	—	—
Issuance of Series C convertible preferred stock subscriptions	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)
Noncash construction in progress	5,851	—	5,851
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

MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of business and basis of presentation
The accompanying unaudited consolidated financial statements of MannKind Corporation (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest audited annual financial statements. The audited statements for the year ended December 31, 2006 are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC on March 16, 2007 (the “Annual Report”).
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2007 may not be indicative of the results that may be expected for the full year.
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
Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. Since its inception through March 31, 2007 the Company has reported accumulated net losses of $861.0 million, which include a goodwill impairment charge of $151.4 million, and negative cash flow from operations of $568.2 million. It is costly to develop therapeutic products and conduct clinical trials for these products. Based upon the Company’s current expectations, management believes the Company’s existing capital resources will enable it to continue planned operations into the second quarter of 2008. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. Accordingly, the Company expects that it will need to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration with a pharmaceutical company or the establishment of other funding facilities, in order to continue the development and commercialization of its Technosphere Insulin System and other product candidates and to support its other ongoing activities.
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
Recently Issued Accounting Standards — In February 2007, the Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is assessing the impact of SFAS No. 159 and has not determined whether it will have a material impact on its results of operations or financial position.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. The Company is assessing SFAS No. 157 and has not determined the impact the adoption of SFAS No. 157 will have on its results of operations or financial position.

2. Investment in securities
The following is a summary of the available-for-sale securities classified as current assets (in thousands).

	March 31,		December 31,
	2007		2006
	Cost Basis	Fair Value	Cost Basis	Fair Value
Auction rate municipal bonds	$102,824	$102,824	$116,924	$116,924

The Company’s policy is to maintain a highly liquid short-term investment portfolio. The contractual maturities for auction rate municipal bonds at March 31, 2007 are between 21 and 39 years. Despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities. Proceeds from the sale of available-for-sale securities amounted to approximately $17.6 million and $49.0 million for the three months ended March 31, 2007 and 2006, respectively. Gross realized gains and losses for available-for-sale securities were insignificant. Gross realized gains and losses for available-for-sale securities are recorded as other income (expense). The cost of securities sold is based on the specific identification method. Unrealized gains and losses for available-for-sale securities for all periods presented in the table above were not material.
3. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2007	2006
Salary and related expenses	$9,053	$7,255
Research and clinical trial costs	21,036	18,707
Accrued interest	1,306	228
Other	14,335	8,054

Accrued expenses and other current liabilities	$45,730	$34,244

4. Accounting for stock-based compensation
As of March 31, 2007, the Company has three active stock-based compensation plans — the 2004 Equity Incentive Plan (the “Plan”), the 2004 Non-Employee Directors’ Stock Option Plan (the “NED Plan”), and the 2004 Employee Stock Purchase Plan (the “ESPP”). The Plan provides for the granting of stock awards including stock options and restricted stock units, to employees, directors and consultants. The NED Plan provides for the automatic, non-discretionary grant of options to the Company’s non-employee directors. Options also remain outstanding at March 31, 2007 under the following inactive plans: the 1991 Stock Option Plan, the 1999 Stock Plan, the CTL ImmunoTherapies Corp. 2000 Stock Option and Stock Plan, and the Allecure Corp. 2000 Stock Option and Stock Plan. There are also options outstanding to our principal stockholder at March 31, 2007 that were not granted under any plan; these options were granted during the year ended December 31, 2002, vested over four years, and have an exercise price of $25.23 per share. The following table summarizes information about our stock-based award plans as of March 31, 2007:

		Outstanding	Shares Available
	Outstanding	Restricted	for
	Options	Stock Units	Future Issuance
2004 Equity Incentive Plan	5,476,844	799,294	2,239,441
2004 Non-Employee Directors’ Stock Option Plan	337,500		462,500
1991 Stock Option Plan	22,220
1999 Stock Plan	122,715
CTL and Allecure Plans	44,275
Options outside of any plan granted to principal stockholder	240,972

Total	6,244,526	799,294	2,701,941

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

In March 2004, the Company’s board of directors approved the ESPP, which became effective upon the closing of the Company’s initial public offering. Initially, the aggregate number of shares that could be sold under the ESPP was 2,000,000 shares of common stock. On January 1 of each year, for a period of ten years beginning January 1, 2005, the share reserve automatically increases by the lesser of: 700,000 shares, 1% of the total number of shares of common stock outstanding on that date, or an amount as may be determined by the board of directors. However, under no event can the annual increase cause the total number of shares reserved under the purchase plan to exceed 10% of the total number of shares of capital stock outstanding on December 31 of the prior year. On January 1, 2006 and 2007, the ESPP share reserve was increased by 503,141 and 700,000 shares, respectively. During the three months ended March 31, 2007 and 2006, the Company did not sell any shares of its common stock to employees participating in the ESPP.
Upon adoption of SFAS No. 123R, Share-based Payment: an Amendment of FASB Statement 123 and 95 (“SFAS No. 123R”), the Company selected the modified prospective transition method whereby unvested awards at the date of adoption as well as awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with SFAS No. 123R. Measurement and attribution of compensation cost for awards unvested as of January 1, 2006 is based on the same estimate of the grant-date or modification-date fair value and the same attribution method (straight-line) used previously under SFAS No. 123. The Company continues to account for non-employee stock-based compensation expense based on the estimated fair value of the options, determined using the Black-Scholes option valuation model, in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and amortizes such expense on a straight-line basis. As of March 31, 2007, there were 400,880 options outstanding to all consultants.
Total stock-based compensation expense recognized in the accompanying statements of operations is as follows (in thousands):

	Three months ended March 31,
	2007	2006
Employee-related	$3,712	$3,571
Consultant-related	837	140

Total	$4,549	$3,711

Included in consultant related stock compensation expense above is approximately $0.8 million in expense related to the modification of stock awards for one former employee who became a consultant during the quarter ended March 31, 2007. Under the terms of the consulting agreement, the former employee’s options that were granted during the employee’s employment will continue to vest over the eighteen-month consulting period. Due to the nature of the consulting agreement, one hundred percent of the incremental expense related to the award modifications was expensed during the quarter ended March 31, 2007.
Total stock-based compensation expense recognized in the accompanying statements of operations is included in the following categories (in thousands):

	Three months ended March 31,
	2007	2006
Research and development	$2,198	$1,639
General and administrative	2,351	2,072

Total	$4,549	$3,711

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. Upon adoption of SFAS No. 123R, the expected life of the option is estimated using the “simplified” method as provided in SEC Staff Accounting Bulletin No. 107 (SAB No. 107). Under this method, the expected life equals the arithmetic average of the vesting term and the original contractual term of the options. The Company also estimates volatility as provided in SAB 107. Under this method, volatility is estimated based on the historical volatility of similar entities whose share prices are publicly available. The Company has selected risk-free interest rates based on U.S. Treasury securities with an equivalent expected term in effect on the date the options were granted. Additionally, the Company uses historical data and management judgment to estimate stock option exercise behavior and employee turnover rates to estimate the number of stock option awards that will eventually vest. The following table summarizes the assumptions the Company used to estimate the fair value of each stock option at the grant date or modification date, if any, using the Black-Scholes option valuation model:

	Three months ended March 31,
	2007	2006
Risk-free interest rate	4.7%	4.6%
Expected lives	6.08 years	6.08 years
Volatility	57%	63%
Dividends	—	—

The following table summarizes information about stock options outstanding:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Shares	per Share	Term (Yrs.)	Value ($000)
Outstanding at January 1, 2007	6,216,698	$13.94
Granted	125,320	17.19
Exercised	(42,801)	10.04		$273
Forfeited	(35,861)	14.53
Expired	(18,830)	15.90

Outstanding at March 31, 2007	6,244,526	14.02	7.2	$1,744

Vested or expected to vest at March 31, 2007	5,751,208	13.93	7.1	$2,152
Exercisable at March 31, 2007	2,873,639	12.73	5.6	$4,523
The weighted-average grant date fair value of options granted during the three months ended March 31, 2007 and 2006 was $10.08 and $10.03, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $0.3 million and $0.5 million. Cash received from the exercise of options during the three months ended March 31, 2007 and 2006 was approximately $0.4 million and $0.6 million, respectively. The total fair value of options vested during the three months ended March 31, 2007 and 2006 was $1.6 million and $1.9 million.
A summary of restricted stock units activity for the three months ended March 31, 2007 is presented below:

		Weighted
		Average
	Number	Grant Date
	of	Fair Value
	Shares	per Share
Outstanding at January 1, 2007	776,653
Granted	39,260	$17.19
Vested	(7,258)
Forfeited	(9,361)

Outstanding at March 31, 2007	799,294

The total fair value of restricted stock units vested during the three months ended March 31, 2007 was $0.1 million. No restricted stock units vested during the three months ended March 31, 2006. The weighted-average remaining contractual term for restricted stock units outstanding at March 31, 2007 was 9.0 years. As of March 31, 2007, there were 11,975 restricted stock units outstanding to one consultant.
A summary of the status of the Company’s nonvested shares, excluding restricted stock units, for the three months ended March 31, 2007, is presented below:

		Weighted
		Average
	Number	Grant Date
	of	Fair Value
	Shares	per Share
Nonvested at January 1, 2007	3,462,549	$12.96
Granted	125,320	10.08
Vested	(181,121)	9.07
Forfeited	(35,861)	9.52

Nonvested at March 31, 2007	3,370,887	9.73

As of March 31, 2007, there was $25.8 million and $10.8 million of unrecognized compensation cost related to options and restricted stock units, respectively, which is expected to be recognized over the weighted average vesting period of 2.5 years.
5. Net loss per common share
Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 15,056,675 shares and 7,980,029 shares as of March 31, 2007 and 2006, respectively.
6. State research and development credit exchange receivable
The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. At March 31, 2007, the estimated amount receivable under the program was $4.3 million.
7. Property and equipment
Property and equipment consist of the following (dollar amounts in thousands):

	Estimated
	Useful
	Life	March 31,	December 31,
	(Years)	2007	2006
Land	—	$5,273	$5,273
Buildings	39-40	9,566	9,566
Building improvements	5-40	44,131	44,041
Machinery and equipment	3-10	27,357	26,623
Furniture, fixtures and office equipment	5-10	2,993	2,923
Computer equipment and software	3	6,077	5,878
Leasehold improvements		115	103
Construction in progress		30,585	20,164
Deposits on equipment		7,702	6,903

		133,799	121,474
Less accumulated depreciation and amortization		(35,177)	(33,146)

Property and equipment — net		$98,622	$88,328

Leasehold improvements are amortized over the shorter of the term of the lease or the service lives of the improvements. Depreciation and amortization expense for the three months ended March 31, 2007 and 2006, and the cumulative period from February 14, 1991 (date of inception) to March 31, 2007 was $2.1 million, $2.0 million and $41.2 million, respectively. Capitalized interest during the three months ended March 31, 2007 was $0.2 million.
8. Common and preferred stock
The Company is authorized to issue 90,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized. As of March 31, 2007 and December 31, 2006, 73,407,583 and 73,360,154 shares of common stock, respectively, were issued and outstanding. No shares of preferred stock were issued and outstanding at March 31, 2007 and December 31, 2006. On February 22, 2007, the board of directors of the Company adopted a resolution, subject to stockholder approval, to amend the Company’s certificate of incorporation to permit the issuance of up to 150,000,000 shares of common stock. The Company intends to present this resolution for stockholder approval at the Company’s annual stockholders’ meeting scheduled for May 24, 2007.

Registration rights — As of March 31, 2007, the holders of 17,132,000 shares of common stock together with warrants to purchase up to 2,882,873 shares of common stock, all of which were issued in the August 2005 private placement, have rights that require the Company to keep the registration of the shares of common stock purchased in the private placement or underlying warrants continuously effective until at least August 2007.
As of March 31, 2007 the holders of 916,715 shares of the Company’s common stock and the holders of warrants to purchase 12,459 shares of the Company’s common stock have rights, subject to some conditions, to require the Company to file registration statements covering their shares or to include their shares in registration statements that the Company may file for itself or other stockholders.
9. Warrants
In connection with the sale of common stock in the private placement which closed in August 2005, the Company concurrently issued warrants to purchase up to 3,426,000 shares of common stock at an exercise price of $12.228 per share. These warrants became exercisable in February 2006 and expire in August 2010. During the three months ended March 31, 2007, no warrants were exercised. During the year ended December 31, 2006, warrants to purchase 543,000 shares were exercised and net settled for approximately 339,000 shares. As of March 31, 2007, warrants to purchase approximately 2,883,000 shares of common stock remained outstanding. In connection with the sale of common stock in the public offering that closed on December 6, 2006, two holders of outstanding warrants to purchase a total of 1,710,091 shares of common stock agreed to amend the terms of their warrants to provide that such warrants would not be exercisable from December 6, 2006 until the date on which the Company has at least 100,000,000 shares of its common stock duly and validly authorized.
During 1995 and 1996, the Company issued warrants to purchase shares of common stock. As of March 31, 2007, the remaining warrants to purchase 12,459 shares of common stock at a weighted average exercise price of $12.64 per share were outstanding and exercisable, and expire in December 2007. The warrants contain provisions for the adjustment of the exercise price and the number of shares issuable upon the exercise of the warrant in the event the Company declares any stock dividends or effects any stock split, reclassification or consolidation of its common stock. The warrants also contain a provision that provides for an adjustment to the exercise price and the number of shares issuable in the event that the Company issues securities for a per share price less than a specified price.
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
Litigation — The Company is involved in various legal proceedings and other matters. In accordance with SFAS No. 5, Accounting for Contingencies , the Company would record a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
In May 2005, the Company’s former Chief Medical Officer filed a complaint against the Company in the California Superior Court, County of Los Angeles. Wayman Wendell Cheatham, M.D. v. MannKind Corporation, Case No. BC333845. The complaint alleges causes of action for wrongful termination in violation of public policy, breach of contract and retaliation, in connection with the Company’s termination of Dr. Cheatham’s employment. In the complaint, Dr. Cheatham seeks compensatory, punitive and exemplary damages in excess of $2.0 million as well as reimbursement of attorneys’ fees. In June 2005, the Company answered the complaint, generally denying each of Dr. Cheatham’s allegations and asserting various defenses. The Company believes the allegations in the complaint are without merit and intends to vigorously defend against them. The Company also filed a cross-complaint against Dr. Cheatham, alleging claims for libel per se, trade libel, breach of contract, breach of the implied covenant of good faith and fair dealing and breach of the duty of loyalty. The libel claims alleged that Dr. Cheatham made certain false and malicious statements about the Company in a letter to the Food and Drug Administration (“FDA”) with regard to a request by the Company to hold a meeting with the FDA. The remaining causes of action in the cross-complaint arose out of the Company’s allegations that Dr. Cheatham had an undisclosed consulting relationship with a Company competitor during his employment with the Company, in violation of his agreement with the Company. In July 2005, Dr. Cheatham filed a demurrer and motion to strike the Company’s cross-complaint under California’s anti-SLAPP statute. In September 2005, the California Superior Court overruled Dr. Cheatham’s demurrer and denied his motion to strike the Company’s cross-complaint. In November 2005, Dr. Cheatham appealed the Court’s ruling denying his motion to strike. In December 2006, the Court of Appeal affirmed in part and reversed in part the Superior Court’s order denying Dr. Cheatham’s motion to strike. Subsequently, Dr. Cheatham filed a notice of dismissal of the retaliation cause of action, and the Company filed a notice of dismissal of the remaining claims under its cross-complaint. In April 2007, Dr. Cheatham through his counsel advised the Company that Dr. Cheatham intended to file a new lawsuit against the Company alleging that the Company had refused to enter into a contract with Dr. Cheatham’s current employer because of the pending litigation and claiming that such refusal was wrongful and legally actionable. On April 16, 2007, the Company filed a complaint for declaratory relief in the Circuit Court of Howard County, Maryland seeking a declaration from the Maryland court that the Company had not engaged in wrongful or legally actionable conduct, that Dr. Cheatham had suffered no damages and that the Company could in the future choose not to enter into a contract or otherwise conduct business with Dr. Cheatham’s employer simply because of the pending litigation with Dr. Cheatham. Dr. Cheatham, who had not filed the new lawsuit as of the date of this report, has until May 23, 2007 to answer the Company’s complaint. The trial in the California Superior Court commenced on April 30, 2007 and as of the date of this report was continuing. The Company believes that the ultimate resolution of this matter will not have a material impact on the Company’s financial position or results of operations.
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
11. Related-Party Loan Arrangement
On August 2, 2006 the Company entered into a $150.0 million loan arrangement with its principal stockholder. Under this arrangement, the Company can borrow in one or more advances at any time through August 2, 2007 that the Company’s cash balance falls below its projected cash requirements for the subsequent three month period, provided that each advance be no less than $50.0 million. Principal repayment is due and payable one year from the date of each advance. The Company borrowed $50.0 million under the loan arrangement on August 2, 2006 and $20.0 million on November 27, 2006. On December 12, 2006, the Company paid off the total borrowings of $70.0 million following the completion of concurrent offerings of convertible notes and common stock. Interest accrues on each outstanding advance at a fixed rate equal to the one year LIBOR rate in effect on the day of such advance plus 3% per annum and is payable quarterly in arrears. The loan is unsecured and contains no financial covenants. There are no warrants associated with the loan nor is the loan convertible into the Company’s stock. In the event of a default, all unpaid principal and interest becomes immediately due and payable and the interest rate increases to one year LIBOR calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. Upon the closing of certain financing events, including equity and debt financings or strategic transactions with third parties, in which the Company receives cash proceeds of at least $100.0 million, the Company is required to repay all or a portion of the principal and accrued and unpaid interest under the note equal to the difference between the Company’s cash balance immediately following the financing event and its projected cash requirements for the six month period following the financing event. On October 30, 2006, the loan arrangement was modified to provide that at no time shall the total principal amount borrowed exceed $150.0 million and that each advance be no less than $10.0 million. Any principal repaid can be re-borrowed by the Company subject to the limitations above. There were no borrowings under this arrangement during the quarter ending March 31, 2007 and no balance outstanding or accrued interest related to this borrowing as of March 31, 2007.

12. Senior convertible notes
On December 12, 2006, the Company completed an offering of $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013 (the “Notes”), including $15.0 million aggregate principal amount of the Notes sold pursuant to the underwriters’ over-allotment option that was exercised in full. The Notes are governed by the terms of an indenture dated as of November 1, 2006 and a First Supplemental Indenture, dated as of December 12, 2006. The Notes bear interest at the rate of 3.75% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2007. As of March 31, 2007 and December 31, 2006, the Company had accrued interest of $1.3 million and $0.2 million related to the Notes. The Notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the Notes is December 15, 2013 and payment is due in full on that date for unconverted securities. Holders may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding Notes into shares of the Company’s common stock at an initial conversion rate of 44.5002 shares per $1,000 principal amount of Notes, which is equal to a conversion price of approximately $22.47 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of the Notes will have the option to require the Company to repurchase all or any portion of such holder’s Notes at a repurchase price of 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any.
The Company incurred approximately $3.7 million in issuance costs which are recorded as an offset to the Notes in the accompanying balance sheet. These costs and are being amortized to interest expense using the effective interest method over the term of the Notes. Amortized interest expense during the three months ended March 31, 2007 was $0.1 million
13. Income taxes
As discussed in Note 16 to the consolidated financial statements on Form 10-K for the fiscal year ended December 31, 2006, Management has concluded, in accordance with applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of its deferred tax assets. Accordingly, net deferred tax assets have been fully reserved.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company did not record a cumulative effect adjustment related to the adoption of FIN 48. Tax years since 1992 remain subject to examination by the major tax jurisdictions in which the Company is subject to tax.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A Risk Factors and elsewhere in this quarterly report on Form 10-Q (this “Quarterly Report”). The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes for the year ended December 31, 2006 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K for the fiscal year ended December 31, 2006 filed pursuant to Section 13 of the Securities Exchange Act of 1934. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.
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
In our clinical trials to date, we have observed no difference in pulmonary function between patients treated with Technosphere Insulin and patients treated with standard diabetes care. However, the longest study that we have completed so far is a six-month trial. In September 2006, we completed patient enrollment in a pivotal, two-year, Phase 3, safety study of the Technosphere Insulin System that will compare the pulmonary function of diabetes patients randomized to either Technosphere Insulin or standard diabetes care. We are continuing to enroll patients in three other major Phase 3 clinical trials, two of which are pivotal efficacy trials. Based on our discussions with the Food and Drug Administration, or FDA, we plan to accumulate two years of controlled safety data before we file a new drug application for the Technosphere Insulin System. We anticipate that our entire clinical trial program, including several special population studies, will involve more than 4,500 patients. Larger populations and longer durations of exposure may be necessary depending on the safety profile of our product.
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
We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of March 31, 2007, we have reported accumulated net losses of $861.0 million. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities.
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
RECENT DEVELOPMENTS
In May 2007, we initiated a clinical trial in healthy individuals for a second Technosphere product, MKC-253. This trial is being conducted in Europe. MKC-253 is a formulation of GLP-1 delivered on Technosphere particles that we are evaluating for safety, tolerability, and pharmacokinetics. GLP-1 is a hormone secreted in the small intestine and colon in response to food intake. GLP-1 in healthy individuals is known to stimulate insulin secretion and slow gastric emptying. Patients with type 2 diabetes often exhibit a lower level of GLP-1 secretion.
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
At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our product candidates other than the Technosphere Insulin System, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization. The costs required to complete the development of our Technosphere Insulin System will be largely dependent on the scope of our clinical trials, the cost and efficiency of our manufacturing process and discussions with the FDA on its requirements. We anticipate that our research and development expenses, particularly for the Technosphere Insulin System, will increase significantly with the continuation of existing clinical trials, the initiation of new trials, the resulting manufacturing costs associated with producing clinical trial materials, and the expansion, qualification and validation of our commercial manufacturing processes and facilities. Additionally, we expect non-cash stock-based compensation expense resulting from the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-based Payment: an Amendment of FASB Statement 123 and 95 (“SFAS No. 123R”), effective as of January 1, 2006, to increase in the future. See Note 4 — Accounting for Stock-Based Compensation in the notes to our financial statements.
GENERAL AND ADMINISTRATIVE EXPENSES
Our general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for administrative, finance, business development, human resources, legal and information systems support personnel. In addition, general and administrative expenses include business insurance and professional services costs.
We expect general and administrative expenses other than non-cash stock-based compensation expense to increase slightly in the future as a result of increased headcount, public company compliance and establishment of investor relations and marketing programs. We expect overall general and administrative expenses to increase as a result of the adoption of SFAS No. 123R. See Note 4 — Accounting for Stock-Based Compensation in the notes to our financial statements.
CRITICAL ACCOUNTING POLICIES
We must make significant management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Due to our history of operating losses we have established a valuation allowance against all of our net deferred tax asset balances.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We are subject to the provisions of FIN 48 as of January 1, 2007. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Our adoption of FIN 48 did not result in a cumulative effect adjustment to retained earnings. Tax years since 1992 remain subject to examination by the major tax jurisdictions in which the Company is subject to tax.
There have been no material changes to our critical accounting policies as described in Item 7 of our Annual Report.
RESULTS OF OPERATIONS
Three months ended March 31, 2007 and 2006
Revenues
During the three months ended March 31, 2007 and 2006, we recognized $0.01 million and $0.1 million in revenue, respectively, under a license agreement. We do not anticipate sales of any product prior to regulatory approval and commercialization of our Technosphere Insulin System.
Research and Development Expenses
The following table provides a comparison of the research and development expense categories for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three months ended
	March 31,			%
	2007	2006	$ Change	Change
Clinical	$32,001	$18,670	$13,331	71%
Manufacturing	21,614	9,223	12,391	134%
Research	7,975	6,418	1,557	24%
Stock-based compensation expense	2,198	1,639	559	34%

Research and development expenses	$63,788	$35,950	$27,838	77%

The increase in research and development expenses for the three months ended March 31, 2007, as compared to the same period in the prior year was primarily due to increased costs associated with the expanded clinical development of our Technosphere Insulin System and the continuation of other preclinical studies, increased manufacturing costs, increased salaries and related expenses driven by higher headcount, increased costs related to consulting services and technology agreements, and increased stock-based compensation expense. We anticipate that our research and development expenses associated with Technosphere Insulin System, expansion of our Technosphere platform technology and the pursuit of cancer therapies will increase significantly in 2007. Specifically, we anticipate increased expenses related to the continuation of existing and initiation of new clinical trials, and the resulting manufacturing costs associated with producing clinical trial materials.
General and Administrative Expenses
The following table provides a comparison of the general and administrative expense categories for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three months ended
	March 31,			%
	2007	2006	$ Change	Change
Salaries, employee related and other general expenses	$11,199	$7,066	$4,133	58%
Stock-based compensation expense	2,351	2,072	279	13%

General and administrative expenses	$13,550	$9,138	$4,412	48%

General and administrative expenses for the three months ended March 31, 2007 increased as compared to the same period in the prior year due to increased salaries, employee related and other general expenses resulting from increased headcount and administrative services. We expect general and administrative expenses, other than non-cash stock-based compensation expense, to increase in the future.
LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations primarily through the sale of equity securities. In December 2006, we issued and sold 23,000,000 shares of our common stock at a price of $17.42 per share in an underwritten public offering. The resulting aggregate net proceeds to us from this common stock offering were approximately $384.7 million after expenses. In December 2006, we also sold $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013. The resulting aggregate net proceeds to us from this note offering was approximately $111.3 million after expenses.
In August 2006, we entered into a $150.0 million loan arrangement with our principal stockholder, which was amended on October 30, 2006. Under this arrangement, we can borrow funds in one or more advances at any time through August 2, 2007 should our cash balance fall below its projected cash requirements for the subsequent three months, provided that each advance be no less than $10.0 million and provided that at no time shall the total principal amount borrowed exceed $150.0 million. Principal repayment is due and payable one year from the date of each advance. As of March 31, 2007, there are no amounts borrowed and outstanding under this loan arrangement with our principal stockholder. We expect to extend this arrangement beyond August 2, 2007.
During the three months ended March 31, 2007, we used $64.8 million of cash for our operations compared to using $37.3 million for our operations in the three months ended March 31, 2006. We had a net loss of $73.1 million for the three months ended March 31, 2007, of which $6.7 million consisted of non-cash charges such as depreciation and amortization, and stock-based compensation. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of our Technosphere Insulin System.
We generated $7.6 million of cash from investing activities during the three months ended March 31, 2007, compared to generating $26.6 million for the three months ended March 31, 2006. Cash generated in investing activities for the three months ended March 31, 2007 was primarily from net sales of marketable securities of $14.1 million. In addition, $6.5 million was used to purchase machinery and equipment to expand our manufacturing operations and quality systems in support of our expansion of clinical trials for Technosphere Insulin System. We expect to make significant purchases of equipment in the foreseeable future.
Our financing activities provided cash of $0.4 million for the three months ended March 31, 2007 compared to $0.6 million for the same period in 2006. Cash from financing activities in the first three months of 2007 and 2006, respectively, was primarily from the exercise of stock options.
As of March 31, 2007, we had $365.6 million in cash, cash equivalents and marketable securities. Although we believe our existing capital resources, which includes the $150.0 million loan agreement with our principal stockholder, will be sufficient to fund our anticipated cash requirements into the second quarter of 2008, we will require significant additional financing in the future to fund our operations. If adequate funds are not available, we may be required to delay, reduce or eliminate expenditures for certain of our programs, including our Technosphere Insulin System development activities.
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
Off-Balance Sheet Arrangements
As of March 31, 2007, we did not have any off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations disclosed in Item 7 to our Annual Report other than those in the ordinary course of our business, such as contracts related to the continuation of existing clinical trials, the initiation of new trials and the expansion, qualification and validation of our commercial manufacturing processes and facilities. In April 2007, we entered into a $114.0 million contractual arrangement with our general contractor related to the expansion of the manufacturing facility in Danbury.
Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are assessing the impact of SFAS No. 159 and have not determined whether it will have a material impact on our results of operations or financial position.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. We are assessing SFAS No. 157 and have not determined the impact the adoption of SFAS No. 157 will have on our results of operations or financial position.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not used derivative financial instruments. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by ten percent from levels at March 31, 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our chief executive officer and chief financial officer performed an evaluation under the supervision and with the participation of our management, of our disclosure controls and procedures (as defined in Rule 13a-15(b) of the Securities Exchange Act) as of March 31, 2007. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, in May 2005, our former Chief Medical Officer, Wayman Wendell Cheatham, M.D., filed a complaint against us in the California Superior Court, County of Los Angeles, Wayman Wendell Cheatham, M.D. v. MannKind Corporation , Case No. BC333845. The complaint alleges causes of action for wrongful termination in violation of public policy, breach of contract and retaliation, in connection with our termination of Dr. Cheatham’s employment. In the complaint, Dr. Cheatham seeks compensatory, punitive and exemplary damages in excess of $2.0 million, as well as reimbursement of attorneys’ fees. In June 2005, we answered the complaint, generally denying each of Dr. Cheatham’s allegations and asserting various defenses. We believe the allegations in the complaint are without merit and we are vigorously defending against them. We also filed a cross-complaint against Dr. Cheatham, alleging claims for libel per se, trade libel, breach of contract, breach of the implied covenant of good faith and fair dealing and breach of the duty of loyalty. The libel claims allege that Dr. Cheatham made certain false and malicious statements about us in a letter to the FDA with regard to a request by us to hold a meeting with the FDA. The remaining causes of action in the cross-complaint arise out of our allegations that Dr. Cheatham had an undisclosed consulting relationship with a competitor during his employment with us, in violation of our agreement. In July 2005, Dr. Cheatham filed a demurrer and motion to strike our cross-complaint under California’s anti-SLAPP statute. In September 2005, the California Superior Court overruled Dr. Cheatham’s demurrer and denied his motion to strike our cross-complaint. In November 2005, Dr. Cheatham appealed the Court’s ruling denying his motion to strike. In July 2006, we filed a motion for summary judgment, or in the alternative, for summary adjudication, requesting dismissal before trial of Dr. Cheatham’s claims against us. In October 2006, the Superior Court denied the motion. In December 2006, the Court of Appeal affirmed in part and reversed in part the Superior Court’s order denying Dr. Cheatham’s motion to strike. Subsequently, Dr. Cheatham filed a notice of dismissal of the retaliation cause of action, and we filed a notice of dismissal of the remaining claims under our cross-complaint. In April 2007, Dr. Cheatham through his counsel advised us that Dr. Cheatham intended to file a new lawsuit against us alleging that we had refused to enter into a contract with Dr. Cheatham’s current employer because of the pending litigation and claiming that such refusal was wrongful and legally actionable. On April 16, 2007, we filed a complaint for declaratory relief in the Circuit Court of Howard County, Mary land seeking a declaration from the Maryland court that we had not engaged in wrongful or legally actionable conduct, that Dr. Cheatham had suffered no damages and that we could in the future choose not to enter into a contract or otherwise conduct business with Dr. Cheatham’s employer simply because of the pending litigation with Dr. Cheatham. Dr. Cheatham who had not filed the new lawsuit as of the date of this report has until May 23, 2007 to answer our complaint. The trial in the California Superior Court commenced on April 30, 2007 and as of the date of this report was continuing. We believe that the ultimate resolution of this matter will not have a material impact on our financial position or results of operations.
ITEM 1A. RISK FACTORS
You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this Quarterly Report. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business as previously disclosed in Item 1A to our annual report on Form 10-K for the fiscal year ended December 31, 2006. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.
RISKS RELATED TO OUR BUSINESS
We have a history of operating losses, we expect to continue to incur losses and we may never become profitable. *
We are a development stage company with no commercial products. All of our product candidates are still being developed, and all but our Technosphere Insulin System are still in early stages of development. Our product candidates will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be commercialized. We anticipate that our Technosphere Insulin System will not be commercially available for several years, if at all.
We have never been profitable and, as of March 31, 2007, we had an accumulated deficit of $861.0 million. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates. This accumulated deficit may increase significantly as we expand development and clinical trial efforts.
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

If we fail to raise additional capital, our financial condition and business would suffer. *
It is costly to develop therapeutic product candidates and conduct clinical trials for these product candidates. Although we are currently focusing on our Technosphere Insulin System as our lead product candidate, we have begun to conduct clinical trials for additional product candidates. Our future revenues may not be sufficient to support the expense of these activities.
On December 12, 2006, we closed the sale of 20,000,000 shares of our common stock at a public offering price of $17.42 per share and on December 19, 2006, closed the sale of an additional 3,000,000 shares of our common stock at a public offering price of $17.42 per share pursuant to an over-allotment option granted to the underwriters of the offering. The resulting aggregate net proceeds to us from this common stock offering was approximately $384.7 million after expenses. On December 12, 2006, we also sold $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013, including an additional $15.0 million aggregate principal amount of the notes sold to cover over-allotments. The resulting aggregate net proceeds to us from this note offering was approximately $111.3 million after expenses.
In August 2006, we entered into a $150.0 million loan arrangement with our principal stockholder, which was amended on October 30, 2006. Under this arrangement, we can borrow funds in one or more advances at any time through August 2, 2007 should our cash balance fall below its projected cash requirements for the subsequent three months, provided that each advance be no less than $10.0 million and provided that at no time shall the total principal amount borrowed exceed $150.0 million. Principal repayment is due and payable one year from the date of each advance. As of March 31, 2007, there are no amounts borrowed and outstanding under this loan arrangement with our principal stockholder.
Based upon our current expectations, we believe that our existing capital resources, including the net proceeds from our sale of common stock and senior convertible notes in December 2006 and the loan agreement with our principal stockholder, will enable us to continue planned operations into the second quarter of 2008. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Accordingly, we plan to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration or the establishment of other funding facilities, in order to continue the development and commercialization of our Technosphere Insulin System and other product candidates and to support our other ongoing activities. The amount of additional funds we need will depend on a number of factors, including:
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
We also may seek to raise additional capital by pursuing opportunities for the licensing or sale of certain intellectual property and other assets, including our Technosphere technology platform. We cannot offer assurances, however, that any strategic collaborations, sales of securities or sales or licenses of assets will be available to us on a timely basis or on acceptable terms, if at all. We may be required to enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such relationships may not be on terms as commercially favorable to us as might otherwise be the case.
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
We depend heavily on the successful development and commercialization of our lead product candidate, the Technosphere Insulin System, which is still in clinical development, and our other product candidates, which are in early clinical or preclinical development. *
To date, we have not completed the development of any product candidates through to commercialization. Our Technosphere Insulin System is currently undergoing clinical trials, while our other product candidates are generally in early clinical or preclinical development. We anticipate that in the near term, our ability to generate revenues will depend solely on the successful development and commercialization of our Technosphere Insulin System.
We have expended significant time, money and effort in the development of our lead product candidate, the Technosphere Insulin System, which has not yet received regulatory approval and which may never be commercialized. Before we can market and sell our Technosphere Insulin System, we will need to complete Phase 3 clinical trials and demonstrate in these trials that our Technosphere Insulin System is safe and effective. We have initiated all of our pivotal Phase 3 clinical trials as well as several special population studies for our Technosphere Insulin System, all of which will require additional time and substantial expenditure of resources. We must also receive the necessary approvals from the FDA and similar foreign regulatory agencies before this product candidate can be marketed in the United States or elsewhere. Even if we were to receive regulatory approval, we ultimately may be unable to gain market acceptance of our Technosphere Insulin System for a variety of reasons, including the treatment and dosage regimen, potential adverse effects, the availability of alternative treatments and cost effectiveness. If we fail to commercialize our Technosphere Insulin System, our business, financial condition and results of operations will be materially and adversely affected.
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
We initially are focusing on the development of our Technosphere Insulin System for the treatment of diabetes, and we face intense competition in this area. In January 2006, the FDA and the European Commission approved Exubera, developed by Pfizer, Inc. in collaboration with Nektar Therapeutics, for the treatment of adults with type 1 and type 2 diabetes. Exubera has been launched in Germany, Ireland, the United Kingdom and, to a limited extent, the United States. Pfizer has announced that it will begin a direct-to-consumer marketing campaign in the second half of 2007. In July 2005, Eli Lilly and Company, in collaboration with Alkermes, Inc., initiated a pivotal Phase 3 safety trial of their AIR inhaled insulin system, which completed patient enrollment in June 2006. We believe Lilly plans to submit a New Drug Application, or NDA, for the AIR inhaled insulin system in 2009. In September 2006, Novo Nordisk A.S. began recruiting patients for a two-year Phase 3 safety trial of their AERx inhaled insulin system, after previously suspending clinical trials of the AERx product. In addition, a number of established pharmaceutical companies have or are developing technologies for the treatment of diabetes. We also face substantial competition for the development of our other product candidates.
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
If we fail to enter into a strategic collaboration with respect to our Technosphere Insulin System, we may not be able to execute on our business model. *
We are currently evaluating potential collaborations with respect to our Technosphere Insulin System. If we are not able to enter into a collaboration on terms that are favorable to us, we could be required to undertake and fund product development, clinical trials, manufacturing and marketing activities solely at our own expense. We currently estimate that the capital required to continue the development of our Technosphere Insulin System over the next 12 months would be in the range of $300 to $400 million. However, this estimate may change based on how the program proceeds. Failure to enter into a collaboration with respect to our Technosphere Insulin System could substantially increase our requirements for capital, which might not be available on favorable terms, if at all. Alternatively, we would have to substantially reduce our development efforts, which would delay or otherwise impede the commercialization of our Technosphere Insulin System.
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
Our research and development programs are designed to test the safety and efficacy of our Technosphere Insulin System and our other product candidates through extensive nonclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our Technosphere Insulin System or any of our other product candidates, including the following:
•	safety and efficacy results obtained in our nonclinical and initial clinical testing may be inconclusive or may not be predictive of results obtained in later-stage clinical trials or following long-term use, and we may as a result be forced to stop developing product candidates that we currently believe are important to our future;

•	the data collected from clinical trials of our product candidates may not be sufficient to support FDA or other regulatory approval;

•	after reviewing test results, we or any potential collaborators may abandon projects that we previously believed were promising; and

•	our product candidates may not produce the desired effects or may result in adverse health effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.
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
If our suppliers fail to deliver materials and services needed for the production of our Technosphere Insulin System in a timely and sufficient manner, or they fail to comply with applicable regulations, our business and results of operations would be harmed and the market price of our common stock could decline. *
For our Technosphere Insulin System to be commercially viable, we need access to sufficient, reliable and affordable supplies of insulin, our MedTone inhaler, the related cartridges and other materials. We currently have a long-term supply agreement with Diosynth B.V., now Organon Biosciences N.V., an independent supplier of insulin and a subsidiary of Akzo Nobel, which is currently our sole supplier for insulin. On March 11, 2007, Akzo Nobel received an offer for the purchase of Organon Biosciences N.V. from Schering-Plough Corporation. The transaction is expected to be completed in the second half of 2007. We are aware of at least five other suppliers of bulk insulin but to date we have not entered into a commercial relationship with any of the five. Currently we obtain our Technosphere pre-cursor raw material from Degussa AG, a major chemical manufacturer with facilities in Europe and North America. We utilize our in-house chemical manufacturing plant as a back up facility. We believe Degussa AG has the capacity to supply our current clinical and future commercial requirements. We entered into a long-term supply agreement with Vaupell, Inc., the supplier of our MedTone inhaler and cartridges. We must rely on our suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin in accordance with current drug Good Manufacturing Practices, or cGMP, and the production of MedTone inhaler and related cartridges in accordance with device Quality System Regulations, or QSR. The supply of all of these materials may be limited or the manufacturer may not meet relevant regulatory requirements, and if we are unable to obtain these materials in sufficient amounts, in a timely manner and at reasonable prices, or if we should encounter delays or difficulties in our relationships with manufacturers or suppliers, the development or manufacturing of our Technosphere Insulin System may be delayed. Any such events would delay the submission of our Technosphere Insulin System for regulatory approval or market introduction and subsequent sales and, if so, our business and results of operations will be harmed and the market price of our common stock may decline.
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
We have been sued by our former Chief Medical Officer. As a result of this litigation, we may incur material costs and suffer other consequences, which may adversely affect us. *
In May 2005, Dr. Cheatham filed a complaint against us in the California Superior Court. The complaint alleges causes of action for wrongful termination in violation of public policy, breach of contract and retaliation in connection with the termination of

Dr. Cheatham’s employment. In the complaint, Dr. Cheatham seeks compensatory, punitive and exemplary damages in excess of $2.0 million as well as reimbursement of attorneys’ fees. In June 2005, we answered the complaint and also filed a cross-complaint against Dr. Cheatham, alleging claims for libel per se, trade libel, breach of contract, breach of the implied covenant of good faith and fair dealing and breach of the duty of loyalty. In July 2005, Dr. Cheatham filed a demurrer and motion to strike our cross-complaint under California’s anti-SLAPP statute. In September 2005, the California Superior Court overruled Dr. Cheatham’s demurrer and denied his motion to strike our cross-complaint. In November 2005, Dr. Cheatham appealed the Court’s ruling denying his motion to strike. In July 2006, we filed a motion for summary judgment , or in the alternative, for summary adjudication, requesting dismissal before trial of Dr, Cheatham’s claims against us. In October 2006, the Superior Court denied the motion. In December 2006, the Court of Appeal affirmed in part and reversed in part the Superior Court’s order denying Dr. Cheatham’s motion to strike. Subsequently, Dr. Cheatham filed a notice of dismissal of the retaliation cause of action, and we filed a notice of dismissal of the remaining claims under the cross–complaint. In April 2007, Dr. Cheatham through his counsel advised us that Dr. Cheatham intended to file a new lawsuit against us alleging that we refused to enter into a contract with Dr. Cheatham’s current employer because of the pending litigation and claiming that such refusal was wrongful and legally actionable. On April 16, 2007, we filed a complaint for declaratory relief in the Circuit Court of Howard County, Mary land seeking a declaration from the Maryland court that we had not engaged in wrongful or legally actionable conduct, that Dr. Cheatham had suffered no damages and that we could in the future choose not to enter into a contract or otherwise conduct business with Dr. Cheatham’s employer simply because of the pending litigation with Dr. Cheatham. Dr. Cheatham who had not filed the new lawsuit as of the date of this report has until May 23, 2007 to answer our complaint. The trial in the California Superior Court commenced on April 30, 2007 and as of the date of this report was continuing.
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
If our internal controls over financial reporting are not considered effective, our business and stock price could be adversely affected. *
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K for that fiscal year. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.
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

RISKS RELATED TO REGULATORY APPROVALS
Our product candidates must undergo rigorous nonclinical and clinical testing and we must obtain regulatory approvals, which could be costly and time-consuming and subject us to unanticipated delays or prevent us from marketing any products. *
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
Clinical testing can be costly and take many years, and the outcome is uncertain and susceptible to varying interpretations. Based on our discussions with the FDA and on our understanding of the interactions between the FDA and other pharmaceutical companies developing inhaled insulin delivery systems, we expect, among other requirements, that we will need safety data covering at least two years from patients treated with our Technosphere Insulin System and that we must complete an additional six-month carcinogenicity study of Technosphere Insulin in rodents in order to obtain approval. We cannot be certain when or under what conditions we will undertake further clinical trials. The clinical trials of our product candidates may not be completed on schedule, the FDA or foreign regulatory agencies may order us to stop or modify our research, or these agencies may not ultimately approve any of our product candidates for commercial sale. The data collected from our clinical trials may not be sufficient to support regulatory approval of our various product candidates, including our Technosphere Insulin System. Even if we believe the data collected from our clinical trials are sufficient, the FDA has substantial discretion in the approval process and may disagree with our interpretation of the data. For example, even if we meet the statistical criteria for non-inferiority with respect to the primary endpoint in a pivotal clinical study (Study 102) of our Technosphere Insulin System, the FDA may deem the results uninterpretable because of issues related to the open-label, non-inferiority design of the study. Our failure to adequately demonstrate the safety and efficacy of any of our product candidates would delay or prevent regulatory approval of our product candidates, which could prevent us from achieving profitability.
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
We also rely on unpatented technology, trade secrets, know-how and confidentiality agreements. We require our officers, employees, consultants and advisors to execute proprietary information and invention and assignment agreements upon commencement of their relationships with us. We also execute confidentiality agreements with outside collaborators. There can be no assurance, however, that these agreements will provide meaningful protection for our inventions, trade secrets, know-how or other proprietary information in the event of unauthorized use or disclosure of such information. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business, results of operations and financial condition could be adversely affected.
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
Our Chief Executive Officer and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings. *
Mr. Mann has been our primary source of financing to date. At March 31, 2007, Mr. Mann beneficially owned approximately 41.1% of our outstanding shares of capital stock. We believe members of Mr. Mann’s family beneficially owned at least an additional 1.4% of our outstanding shares of common stock, although Mr. Mann does not have voting or investment power with respect to these shares. By virtue of his holdings, Mr. Mann can and will continue to be able to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.
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
The future sale of our common stock or the conversion of our senior convertible notes into common stock could negatively affect our stock price. *
As of March 31, 2007, we had approximately 73.4 million shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock may decline. Likewise the issuance of additional shares of our common stock upon the conversion of some or all of our senior convertible notes could adversely affect the trading price of our common stock. In addition, the existence of these notes may encourage short selling of our common stock by market participants. Furthermore, if we were to include in a company-initiated registration statement shares held by our stockholders pursuant to the exercise of their registrations rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, during the first quarter of 2007.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
On April 4, 2007, MannKind Corporation entered into a contractor agreement with Torcon, Inc. related to the expansion of our manufacturing facility in Danbury, Connecticut. The sum of the cost of work and the contractor’s fee is guaranteed by the contractor not to exceed $114.0 million.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Document
3.1(1)	Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws.

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

(1)	Incorporated by reference to MannKind’s registration statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2007	MANNKIND CORPORATION
	By:	/s/ Richard L. Anderson
Richard L. Anderson
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)