Form 10-Q
period 2007-06-30
MANNKIND CORP
filed 2007-08-09
CIK 899460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
As of August 1, 2007, there were 73,498,148 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION
Form 10-Q
For the Quarterly Period Ended June 30, 2007

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share data)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$216,429	$319,555
Marketable securities	67,599	116,924
State research and development credit exchange	3,918	2,418
Prepaid expenses and other current assets	10,664	10,650

Total current assets	298,610	449,547
Property and equipment — net	118,331	88,328
State research and development credit exchange receivable — net of current portion	750	1,500
Other assets	546	362

Total	$418,237	$539,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,653	$10,715
Accrued expenses and other current liabilities	52,758	34,244

Total current liabilities	58,411	44,959
Senior convertible notes	111,523	111,267
Other liabilities	24	24

Total liabilities	169,958	156,250

Commitments and contingencies

Stockholders’ equity:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value — 150,000,000 and 90,000,000 shares authorized at June 30, 2007 and December 31, 2006, respectively; 73,485,839 and 73,360,154 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	735	734
Additional paid-in capital	1,180,523	1,170,602
Deficit accumulated during the development stage	(932,979)	(787,849)

Total stockholders’ equity	248,279	383,487

Total	$418,237	$539,737

The accompanying notes are an integral part of these consolidated financial statements

MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

					Cumulative period
					from February 14,
					1991 (date of
	Three months ended		Six months ended		inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007
Revenue	$—	$—	$10	$100	$2,968

Operating expenses:
Research and development	61,480	45,321	125,268	81,271	615,464
General and administrative	13,913	10,456	27,463	19,594	167,439
In-process research and development costs	—	—	—	—	19,726
Goodwill impairment	—	—	—	—	151,428

Total operating expenses	75,393	55,777	152,731	100,865	954,057

Loss from operations	(75,393)	(55,777)	(152,721)	(100,765)	(951,089)
Other income (expense)	44	59	96	109	(1,588)
Interest expense on note payable to principal stockholder	—	—	—	—	(1,511)
Interest expense on senior convertible notes	(901)	—	(2,046)	—	(2,268)
Interest income	4,261	971	9,541	2,351	23,498

Loss before provision for income taxes	(71,989)	(54,747)	(145,130)	(98,305)	(932,958)
Income taxes	—	(4)	—	(5)	(21)

Net loss	(71,989)	(54,751)	(145,130)	(98,310)	(932,979)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	—	—	(952)

Net loss applicable to common stockholders	$(71,989)	$(54,751)	$(145,130)	$(98,310)	$(956,191)

Net loss per share applicable to common stockholders — basic and diluted	$(0.98)	$(1.10)	$(1.98)	$(1.98)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	73,421	49,638	73,405	49,712

The accompanying notes are an integral part of these consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Six months ended		Inception) to
	June 30,		June 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(145,130)	$(98,310)	$(932,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,165	4,115	43,319
Stock-based compensation expense	8,803	7,497	45,988
Stock expense for shares issued pursuant to research agreement	—	—	2,074
Loss on sale and abandonment/disposal of property and equipment	—	(14)	3,446
Accrued interest on investments, net of amortization of premiums	—	197	58
In-process research and development	—	—	19,726
Discount on stockholder notes below market rate	—	—	241
Non-cash compensation expense of officer resulting from stockholder contribution	—	—	70
Accrued interest expense on notes payable to stockholders	—	—	1,538
Non-cash interest expense	—	—	3
Accrued interest on notes receivable	—	—	(747)
Goodwill impairment	—	—	151,428
Loss on available-for-sale securities	—	—	229
Changes in assets and liabilities:
State research and development credit exchange receivable	(750)	(68)	(4,668)
Prepaid expenses and other current assets	(14)	(3,908)	(10,664)
Other assets	(184)	(3)	(546)
Accounts payable	(5,062)	(962)	5,653
Accrued expenses and other current liabilities	10,722	6,730	44,966
Other liabilities	—	(5)	22

Net cash used in operating activities	(127,450)	(84,731)	(630,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(3,450)	(23,950)	(560,599)
Sales of marketable securities	52,775	89,550	492,715
Purchase of property and equipment	(26,120)	(11,141)	(157,262)
Proceeds from sale of property and equipment	—	32	214

Net cash provided by (used in) investing activities	23,205	54,491	(224,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants	1,178	1,259	885,086
Collection of Series C convertible preferred stock subscriptions receivable	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivables	—	—	1,742
Borrowings on notes payable from principal stockholder	—	—	70,000
Principal payments on notes payable to principal stockholder	—	—	(70,000)
Borrowings on notes payable	—	—	3,460
Principal payments on notes payable	—	—	(1,667)
Proceeds from senior convertible notes	—	—	111,267
Payment of employment taxes related to vested restricted stock units	(59)	—	(399)

Net cash provided by financing activities	1,119	1,259	1,072,204

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Six months ended		Inception) to
	June 30,		June 30,
	2007	2006	2007
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(103,126)	$(28,981)	$216,429
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	319,555	56,037	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$216,429	$27,056	$216,429

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$—	$5	$21
Interest paid in cash	2,192	—	3,887
Accretion on redeemable convertible preferred stock	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	171,154
Issuance of common stock for notes receivable	—	—	2,758
Issuance of put option by stockholder	—	—	(2,949)
Put option redemption by stockholder	—	—	1,921

Issuance of Series C convertible preferred stock subscriptions	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)
Noncash construction in progress	7,792	—	7,792
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the six months ended June 30, 2007 may not be indicative of the results that may be expected for the full year.
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
Business — MannKind Corporation is a biopharmaceutical company focused on the development and commercialization of therapeutic products for patients with diseases such as diabetes and cancer. The Company’s lead investigational product candidate, the Technosphere Insulin System, is currently in Phase 3 clinical trials in the U.S., Europe and Latin America to study its safety and efficacy in the treatment of diabetes. The Technosphere Insulin System consists of the Company’s proprietary Technosphere particles onto which insulin molecules are loaded. These loaded particles are then aerosolized and inhaled deep into the lung using the Company’s MedTone inhaler.
Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. Since its inception through June 30, 2007, the Company has reported accumulated net losses of $933.0 million, which include a goodwill impairment charge of $151.4 million, and negative cash flow from operations of $630.8 million. It is costly to develop therapeutic products and conduct clinical trials for these products. On August 1, 2007, the Company’s $150.0 million loan arrangement with its principal stockholder was extended for an additional year. See Note 11 — Related-Party Loan Arrangement. Based upon the Company’s current expectations, management believes the Company’s existing capital resources will enable it to continue planned operations into the second quarter of 2008. Accordingly, the Company expects that it will need to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration with a pharmaceutical or biotechnology company or the establishment of other funding facilities, in order to continue the development and commercialization of its Technosphere Insulin System and other product candidates and to support its other ongoing activities. On August 9, 2007, the Company filed a shelf registration statement with the SEC providing for the issuance of up to $350 million of equity and/or debt securities from time to time in one or more transactions. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates.
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

Recently Issued Accounting Standards — In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. EITF 07-3 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2007. The Company is assessing the impact of EITF 07-3 and has not determined whether it will have a material impact on its results of operations or financial position.
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
2. Investment in securities
The following is a summary of the available-for-sale securities classified as current assets (in thousands).

	June 30,		December 31,
	2007		2006
	Cost Basis	Fair Value	Cost Basis	Fair Value
Auction rate municipal bonds	$67,599	$67,599	$116,924	$116,924

The Company’s policy is to maintain a highly liquid short-term investment portfolio. The contractual maturities for auction rate municipal bonds at June 30, 2007 are between 21 and 39 years. Despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities. Proceeds from the sale of available-for-sale securities amounted to approximately $52.8 million and $89.6 million for the six months ended June 30, 2007 and 2006, respectively. Gross realized gains and losses for available-for-sale securities were insignificant. Gross realized gains and losses for available-for-sale securities are recorded as other income (expense). The cost of securities sold is based on the specific identification method. Unrealized gains and losses for available-for-sale securities for all periods presented in the table above were not material.
3. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2007	2006
Salary and related expenses	$9,598	$7,255
Research and clinical trial costs	27,483	18,707
Construction in progress costs	7,792	1,929
Accrued interest	192	228
Other	7,693	6,125

Accrued expenses and other current liabilities	$52,758	$34,244

4. Accounting for stock-based compensation
As of June 30, 2007, the Company has three active stock-based compensation plans — the 2004 Equity Incentive Plan (the “2004 Plan”), the 2004 Non-Employee Directors’ Stock Option Plan (the “NED Plan”), and the 2004 Employee Stock Purchase Plan (the “ESPP”). The 2004 Plan provides for the granting of stock awards including stock options and restricted stock units, to employees, directors and consultants. The NED Plan provides for the automatic, non-discretionary grant of options to the Company’s non-employee directors.

Options also remain outstanding at June 30, 2007 under the following inactive plans: the 1991 Stock Option Plan, the 1999 Stock Plan, the CTL ImmunoTherapies Corp. 2000 Stock Option and Stock Plan (the “CTL Plan”), and the Allecure Corp 2000 Stock Option and Stock Plan (the “Allecure Plan”). There are also options outstanding to our principal stockholder at June 30, 2007 that were not granted under any plan; these options were granted during the year ended December 31, 2002, vested over four years, and have an exercise price of $25.23 per share. The following table summarizes information about our stock-based award plans as of June 30, 2007:

		Outstanding	Shares Available
	Outstanding	Restricted	for
	Options	Stock Units	Future Issuance
2004 Plan	5,553,292	823,294	2,127,445
2004 NED Plan	447,500		352,500
1991 Stock Option Plan	1,284
1999 Stock Plan	122,715
CTL and Allecure Plans	40,305
Options outside of any plan granted to principal stockholder	240,972

Total	6,406,068	823,294	2,479,945

The Company’s board of directors determines eligibility, vesting schedules and exercise prices (generally based upon fair market value on grant date) for stock awards granted under the 2004 Plan. Options and other stock awards under the 2004 Plan and the NED Plan expire not more than ten years from the date of the grant and are exercisable upon vesting. Stock options generally vest over four years. Current stock option grants vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter. Restricted stock units generally vest over four years with consideration satisfied by service to the Company. Certain performance-based awards vest upon achieving three pre-determined performance milestones which are expected to occur over a period of 42 months. The 2004 Plan provides for full acceleration of vesting if an employee is terminated within thirteen months of a change in control, as defined.
In March 2004, the Company’s board of directors approved the ESPP, which became effective upon the closing of the Company’s initial public offering. During the six months ended June 30, 2007 and 2006, the Company sold 56,563 shares and 50,894 shares, respectively, of its common stock to employees participating in the plan.
Upon adoption of SFAS No. 123R, Share-based Payment: an Amendment of FASB Statement 123 and 95 (“SFAS No. 123R”), the Company selected the modified prospective transition method whereby unvested awards at the date of adoption as well as awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with SFAS No. 123R. Measurement and attribution of compensation cost for awards unvested as of January 1, 2006 is based on the same estimate of the grant-date or modification-date fair value and the same attribution method (straight-line) used previously under SFAS No. 123. The Company continues to account for non-employee stock-based compensation expense based on the estimated fair value of the options, determined using the Black-Scholes option valuation model, in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and amortizes such expense on a straight-line basis. As of June 30, 2007, there were 382,834 options outstanding to all consultants.
Total stock-based compensation expense recognized in the accompanying statements of operations is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Employee-related	$4,270	$3,692	$7,982	$7,263
Consultant-related	(16)	94	821	234

Total	$4,254	$3,786	$8,803	$7,497

Total stock-based compensation expense recognized in the accompanying statements of operations is included in the following categories (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Research and development	$2,284	$1,615	$4,482	$3,254
General and administrative	1,970	2,171	4,321	4,243

Total	$4,254	$3,786	$8,803	$7,497

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

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.8%	5.0%	4.7%-4.8%	4.6%-5.0%
Volatility factor	55%	63%	55-57%	63%
Weighted average expected life	6 years	6 years	6 years	6 years
Dividend yield	—	—	—	—
The following table summarizes information about stock options outstanding:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Shares	per Share	Term (Yrs.)	Value ($000)
Outstanding at January 1, 2007	6,216,698	$13.94
Granted	125,320	17.19
Exercised	(42,801)	10.04		$273
Forfeited	(35,861)	14.53
Expired	(18,830)	15.90

Outstanding at March 31, 2007	6,244,526	14.02	7.2	$1,744

Granted	260,560	12.31
Exercised	(17,987)	7.94		$109
Forfeited	(57,801)	14.22
Expired	(23,230)	9.09

Outstanding at June 30, 2007	6,406,068	13.98	6.9	$5,854

Vested or expected to vest at June 30, 2007	5,899,989	13.90	6.9	$5,392
Exercisable at June 30, 2007	3,028,978	12.83	5.3	$4,948
The weighted-average grant date fair value per share of options granted during the three months ended June 30, 2007 and 2006 was $7.09 and $10.65, respectively. The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2007 and 2006 was $8.06 and $10.44, respectively. The aggregate intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $0.1 million and $0.2 million. The aggregate intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $0.4 million and $0.7 million. Cash received from the exercise of options during the three months ended June 30, 2007 and 2006 was approximately $0.1 million and $0.2 million, respectively. Cash received from the exercise of options during the six months ended June 30, 2007 and 2006 was approximately $0.5 million and $0.8 million, respectively. The total fair value of options vested during the three months ended June 30, 2007 and 2006 was $1.7 million and $2.3 million. The total fair value of options vested during the six months ended June 30, 2007 and 2006 was $3.3 million and $4.2 million.
A summary of restricted stock units activity for the six months ended June 30, 2007 is presented below:

		Weighted
		Average
	Number	Grant Date
	of	Fair Value
	Shares	per Share
Outstanding at January 1, 2007	776,653
Granted	39,260	$17.19
Vested	(7,258)
Forfeited	(9,361)

Outstanding at March 31, 2007	799,294

Granted	43,480	$12.31
Vested	(5,123)
Forfeited	(14,357)

Outstanding at June 30, 2007	823,294

The total fair value of restricted stock units vested during the three and six months ended June 30, 2007 was $0.1 million and $0.2 million, respectively. No restricted stock units vested during the three or six months ended June 30, 2006. The weighted-average remaining contractual term for restricted stock units outstanding at June 30, 2007 was 8.9 years. As of June 30, 2007, there were 11,975 restricted stock units outstanding to one consultant.
A summary of the status of the Company’s nonvested shares, excluding restricted stock units, for the six months ended June 30, 2007, is presented below:

		Weighted
		Average
	Number	Grant Date
	of	Fair Value
	Shares	per Share
Nonvested at January 1, 2007	3,462,549	$12.96
Granted	125,320	10.08
Vested	(181,121)	9.07
Forfeited	(35,861)	9.52

Nonvested at March 31, 2007	3,370,887	9.73

Granted	260,560	7.09
Vested	(196,556)	8.91
Forfeited	(57,801)	9.23

Nonvested at June 30, 2007	3,377,090	9.99

As of June 30, 2007, there was $25.8 million and $10.4 million of unrecognized compensation cost related to options and restricted stock units, respectively, which is expected to be recognized over the weighted average vesting period of 2.6 years.
5. Net loss per common share
Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 15,242,217 shares and 5,750,067 shares as of June 30, 2007 and 2006, respectively.
6. State research and development credit exchange receivable
The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. At June 30, 2007, the estimated amount receivable under the program was $4.7 million.
7. Property and equipment
Property and equipment consist of the following (dollar amounts in thousands):

	Estimated
	Useful
	Life	June 30,	December 31,
	(Years)	2007	2006
Land	—	$5,273	$5,273
Buildings	39-40	9,566	9,566
Building improvements	5-40	50,524	44,041
Machinery and equipment	3-10	28,510	26,623
Furniture, fixtures and office equipment	5-10	3,607	2,923
Computer equipment and software	3	6,637	5,878
Leasehold improvements		135	103
Construction in progress		42,737	20,164
Deposits on equipment		7,962	6,903

		154,951	121,474
Less accumulated depreciation and amortization		(36,620)	(33,146)

Property and equipment — net		$118,331	$88,328

Leasehold improvements are amortized over the shorter of the term of the lease or the service lives of the improvements. Depreciation and amortization expense for the six months ended June 30, 2007 and 2006, and the cumulative period from February 14, 1991 (date of inception) to June 30, 2007 was $3.9 million, $4.1 million and $43.0 million, respectively. Capitalized interest during the three and six months ended June 30, 2007 was $0.3 million and $0.4 million, respectively.
8. Common and preferred stock
In May 2007, the Company’s stockholders approved an increase in our authorized shares of common stock from 90,000,000 to 150,000,000. As such, the Company is authorized to issue 150,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized. As of June 30, 2007 and December 31, 2006, 73,485,839 and 73,360,154 shares of common stock, respectively, were issued and outstanding. No shares of preferred stock were issued and outstanding at June 30, 2007 and December 31, 2006.
Registration rights — As of June 30, 2007, the holders of 17,132,000 shares of common stock together with warrants to purchase up to 2,882,873 shares of common stock, all of which were issued in the August 2005 private placement, have rights that require the Company to keep the registration of the shares of common stock purchased in the private placement or underlying warrants continuously effective until at least August 2007.
As of June 30, 2007 the holders of 916,715 shares of the Company’s common stock and the holders of warrants to purchase 12,459 shares of the Company’s common stock have rights, subject to some conditions, to require the Company to file registration statements covering their shares or to include their shares in registration statements that the Company may file for itself or other stockholders.
9. Warrants
In connection with the sale of common stock in the private placement which closed in August 2005, the Company concurrently issued warrants to purchase up to 3,426,000 shares of common stock at an exercise price of $12.228 per share. These warrants became exercisable in February 2006 and expire in August 2010. During the six months ended June 30, 2007, no warrants were exercised. During the year ended December 31, 2006, warrants to purchase 543,000 shares were exercised and net settled for approximately 339,000 shares. As of June 30, 2007, warrants to purchase approximately 2,883,000 shares of common stock remained outstanding.
During 1995 and 1996, the Company issued warrants to purchase shares of common stock. As of June 30, 2007, the remaining warrants to purchase 12,459 shares of common stock at a weighted average exercise price of $12.64 per share were outstanding and exercisable, and expire in December 2007. The warrants contain provisions for the adjustment of the exercise price and the number of shares issuable upon the exercise of the warrant in the event the Company declares any stock dividends or effects any stock split, reclassification or consolidation of its common stock. The warrants also contain a provision that provides for an adjustment to the exercise price and the number of shares issuable in the event that the Company issues securities for a per share price less than a specified price.

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
In May 2005, the Company’s former Chief Medical Officer filed a complaint against the Company in the California Superior Court, County of Los Angeles, alleging causes of action for wrongful termination in violation of public policy, breach of contract and retaliation. A trial on the claims remaining after pre-trial proceedings began on April 30, 2007 and concluded on June 5, 2007. On June 15, 2007, the Company announced the dismissal of the complaint. In connection with the resolution of the litigation, the Company also agreed to dismiss the complaint for declaratory relief that it filed in April 2007 against the former officer in a Maryland Circuit Court.
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
11. Related-Party Loan Arrangement
On August 2, 2006 the Company entered into a $150.0 million loan arrangement with its principal stockholder. This loan arrangement was amended on October 30, 2006. Under the amended arrangement, the Company could borrow in one or more advances at any time through August 2, 2007 that the Company’s cash balance fell below its projected cash requirements for the subsequent three month period, provided that each advance was no less than $10.0 million. Interest accrued on each outstanding advance at a fixed rate equal to the one year LIBOR rate in effect on the day of such advance plus 3% per annum and was payable quarterly in arrears. Principal repayment was due and payable one year from the date of each advance. The Company borrowed $50.0 million under the loan arrangement on August 2, 2006 and $20.0 million on November 27, 2006. On December 12, 2006, the Company paid off the total borrowings of $70.0 million following the completion of concurrent offerings of convertible notes and common stock. There were no borrowings under this arrangement during the six months ending June 30, 2007 and no balance outstanding or accrued interest related to this borrowing as of June 30, 2007. On August 1, 2007, the loan arrangement was modified to extend it for an additional year.

The loan is unsecured and contains no financial covenants. There are no warrants associated with the loan nor is the loan convertible into the Company’s stock. Upon the closing of certain financing events, including equity and debt financings or strategic transactions with third parties, in which the Company receives cash proceeds of at least $300.0 million, the Company is required to repay all or a portion of the principal and accrued and unpaid interest under the note equal to the difference between the Company’s cash balance immediately following the financing event and its projected cash requirements for the six month period following the financing event. Any principal repaid can be re-borrowed by the Company unless it is repaid as a result of a financing event. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at the option of the lender, and the interest rate increases to one year LIBOR calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum.
12. Senior convertible notes
On December 12, 2006, the Company completed an offering of $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013 (the “Notes”), including $15.0 million aggregate principal amount of the Notes sold pursuant to the underwriters’ over-allotment option that was exercised in full. The Notes are governed by the terms of an indenture dated as of November 1, 2006 and a First Supplemental Indenture, dated as of December 12, 2006. The Notes bear interest at the rate of 3.75% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2007. In June 2007, the Company paid $2.2 million in related interest. As of June 30, 2007 and December 31, 2006, the Company had accrued interest of $0.2 million related to the Notes. The Notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the Notes is December 15, 2013 and payment is due in full on that date for unconverted securities. Holders may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding Notes into shares of the Company’s common stock at an initial conversion rate of 44.5002 shares per $1,000 principal amount of Notes, which is equal to a conversion price of approximately $22.47 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of the Notes will have the option to require the Company to repurchase all or any portion of such holder’s Notes at a repurchase price of 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any.
The Company incurred approximately $3.7 million in issuance costs which are recorded as an offset to the Notes in the accompanying balance sheet. These costs and are being amortized to interest expense using the effective interest method over the term of the Notes. Amortized interest expense during the six months ended June 30, 2007 was $0.3 million
13. Income taxes
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A Risk Factors and elsewhere in this quarterly report on Form 10-Q (this “Quarterly Report”). The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes for the year ended December 31, 2006 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.
OVERVIEW
MannKind Corporation is a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for patients with diseases such as diabetes and cancer. Our lead investigational product candidate, the Technosphere Insulin System, is currently in Phase 3 clinical trials in the United States, Europe and Latin America to study its safety and efficacy in the treatment of diabetes. This dry powder therapy consists of our proprietary Technosphere particles onto which insulin molecules are loaded. These loaded particles are then aerosolized and inhaled into the deep lung using our proprietary MedTone inhaler. We believe that the performance characteristics, unique kinetics, convenience and ease of use of the Technosphere Insulin System may have the potential to change the way diabetes is treated.
In particular, we have observed in our clinical trials to date that the Technosphere Insulin System produces a profile of insulin levels in the bloodstream that approximates the insulin profile normally seen in healthy individuals immediately following the beginning of a meal, but which is absent in patients with diabetes. Specifically, Technosphere Insulin is rapidly absorbed into the bloodstream following inhalation, reaching peak levels within 12 to 14 minutes. As a result of this rapid onset of action, most of the glucose-lowering activity of Technosphere Insulin occurs within the first three hours of administration — which is generally the time in which glucose becomes available from a meal — instead of the much longer duration of action observed when insulin is injected subcutaneously. We believe that the relatively short duration of action of Technosphere Insulin reduces the need for patients to snack between meals in order to manage ongoing blood glucose excursions. In our clinical trials, we have observed that patients using Technosphere Insulin have achieved significant reductions in post-meal glucose excursions and significant improvements in overall glucose control, as measured by decreases in glycosylated hemoglobin, or HbA1c, levels, without the weight gain typically associated with insulin therapy.
In our clinical trials to date, we have observed no difference in pulmonary function between patients treated with Technosphere Insulin and patients treated with standard diabetes care. However, the longest study that we have completed so far is a six-month trial. In September 2006, we completed patient enrollment in a pivotal, two-year, Phase 3, safety study of the Technosphere Insulin System that compares the pulmonary function of diabetes patients randomized to either Technosphere Insulin or standard diabetes care. We have completed patient enrollment in three other major Phase 3 clinical trials, two of which are pivotal efficacy trials. Based on our discussions with the Food and Drug Administration, or FDA, we plan to accumulate two years of controlled safety data before we file a new drug application for the Technosphere Insulin System. We anticipate that our entire clinical trial program, including several special population studies, will involve more than 4,500 patients. Larger populations and longer durations of exposure may be necessary depending on the safety profile of our product.
Our Technosphere Insulin System utilizes our proprietary Technosphere formulation technology, which is based on a class of organic molecules that are designed to self-assemble into small particles onto which drug molecules can be loaded. We are also developing additional Technosphere-based products for the delivery of other drugs. In May 2007, we initiated a clinical trial in healthy individuals for a second Technosphere product, MKC—253. This trial is being conducted in Europe. MKC—253 is a Technosphere formulation of glucagon-like peptide 1, or GLP—1, that we are evaluating for safety, tolerability, and pharmacokinetics. GLP—1 is a hormone secreted in the small intestine and colon in response to food intake. GLP—1 in healthy individuals is known to stimulate insulin secretion and slow gastric emptying. Patients with type 2 diabetes often exhibit a lower level of GLP—1 secretion. In addition to these products, we are developing therapies for the treatment of solid tumor cancers. We initiated a Phase 1 clinical trial of a therapeutic cancer vaccine in January 2007.

We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of June 30, 2007, we have reported accumulated net losses of $933.0 million. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities.
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
We expect general and administrative expenses other than non-cash stock-based compensation expense to increase in the future as a result of increased headcount, public company compliance and establishment of investor relations and marketing programs. We expect overall general and administrative expenses to increase as a result of the adoption of SFAS No. 123R. See Note 4 — Accounting for Stock-Based Compensation in the notes to our financial statements.
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
There have been no material changes to our critical accounting policies as described in Item 7 of the Annual Report.
RESULTS OF OPERATIONS
Three and six months ended June 30, 2007 and 2006
Revenues
During the six months ended June 30, 2007 and 2006, we recognized $10,000 and $100,000 in revenue, respectively, under a license agreement. We did not recognize any revenue in the three months ended June 30, 2007 or 2006. We do not anticipate sales of any product prior to regulatory approval and commercialization of our Technosphere Insulin System.
Research and Development Expenses
The following table provides a comparison of the research and development expense categories for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Three months ended
	June 30,
	2007	2006	$ Change	% Change
Clinical	$32,027	$28,092	$3,935	14%
Manufacturing	18,448	8,906	9,542	107%
Research	8,721	6,708	2,013	30%
Stock-based compensation expense	2,284	1,615	669	41%

Research and development expenses	$61,480	$45,321	$16,159	36%

	Six months ended
	June 30,
	2007	2006	$ Change	% Change
Clinical	$64,028	$46,762	$17,266	37%
Manufacturing	40,062	18,129	21,933	121%
Research	16,696	13,126	3,570	27%
Stock-based compensation expense	4,482	3,254	1,228	38%

Research and development expenses	$125,268	$81,271	$43,997	54%

The increase in research and development expenses for the three and six months ended June 30, 2007, as compared to the same periods in the prior year was primarily due to increased costs associated with the expanded clinical development of our Technosphere Insulin System and the continuation of other preclinical studies, increased manufacturing costs, increased salaries and related expenses driven by higher headcount, increased costs related to consulting services and technology agreements, and increased stock-based compensation expense. We anticipate that our research and development expenses associated with Technosphere Insulin System, expansion of our Technosphere platform technology and the pursuit of cancer therapies will increase significantly in 2007. Specifically, we anticipate increased expenses related to the continuation of existing and initiation of new clinical trials, and the resulting manufacturing costs associated with producing clinical trial materials.
General and Administrative Expenses
The following table provides a comparison of the general and administrative expense categories for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Three months ended
	June 30,
	2007	2006	$ Change	% Change
Salaries, employee related and other general expenses	$11,943	$8,285	$3,658	44%
Stock-based compensation expense	1,970	2,171	(201)	(9)%

General and administrative expenses	$13,913	$10,456	$3,457	33%

	Six months ended
	June 30,
	2007	2006	$ Change	% Change
Salaries, employee related and other general expenses	$23,142	$15,351	$7,791	51%
Stock-based compensation expense	4,321	4,243	78	2%

General and administrative expenses	$27,463	$19,594	$7,869	40%

General and administrative expenses for the three and six months ended June 30, 2007 increased as compared to the same periods in the prior year due to increased professional fees and increased salaries, employee related and other general expenses resulting from increased headcount and administrative services. We expect general and administrative expenses, other than non-cash stock-based compensation expense, to increase in the future.
Interest Income and Expense
Interest income for the three and six months ended June 30, 2007 increased $3.3 million and $7.2 million as compared to the same periods in the prior year primarily due to higher cash balances as a result of the sale by the Company of common stock and convertible notes in December 2006. Interest expense for the three and six months ended June 30, 2007 was related to the convertible notes issued in December 2006.
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
In August 2006, we entered into a $150.0 million loan arrangement with our principal stockholder, which was amended on October 30, 2006. Under this arrangement, we can borrow funds in one or more advances at any time through August 2, 2007 should our cash balance fall below its projected cash requirements for the subsequent three months, provided that each advance be no less than $10.0 million and provided that at no time shall the total principal amount borrowed exceed $150.0 million. Principal repayment is due and payable one year from the date of each advance. As of June 30, 2007, there are no amounts borrowed and outstanding under this loan arrangement with our principal stockholder. On August 1, 2007, the loan arrangement was modified to extend it for an additional year, with provisions for repayment upon a financing resulting in $300.0 million in proceeds to the Company.
During the six months ended June 30, 2007, we used $127.5 million of cash for our operations compared to using $84.7 million for our operations in the six months ended June 30, 2006. We had a net loss of $145.1 million for the six months ended June 30, 2007, of which $13.0 million consisted of non-cash charges such as depreciation and amortization, and stock-based compensation. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of our Technosphere Insulin System.
We generated $23.2 million of cash from investing activities during the six months ended June 30, 2007, compared to generating $54.5 million for the six months ended June 30, 2006. Cash generated in investing activities for the six months ended June 30, 2007 was primarily from net sales of marketable securities of $49.3 million. In addition, $26.1 million was used to purchase machinery and equipment to expand our manufacturing operations and quality systems in support of our expansion of clinical trials for Technosphere Insulin System. We expect to make significant purchases of equipment in the foreseeable future.
Our financing activities provided cash of $1.1 million for the six months ended June 30, 2007 compared to $1.3 million for the same period in 2006. Cash from financing activities in the first six months of 2007 and 2006, respectively, was primarily from the exercise of stock options.
As of June 30, 2007, we had $284.0 million in cash, cash equivalents and marketable securities. Although we believe our existing capital resources, which includes the renewed $150.0 million loan arrangement with our principal stockholder, will be sufficient to fund our anticipated cash requirements into the second quarter of 2008, we will require significant additional financing in the future to fund our operations. Accordingly, we expect that we will need to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration with a pharmaceutical or biotechnology company or the establishment of other funding facilities, in order to continue the development and commercialization of our Technosphere Insulin System and other product candidates and to support our other ongoing activities.
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
We have held extensive discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for our Technosphere Insulin System. To date, we have not reached agreement with any of these companies on a collaboration. While we are continuing to engage in such discussions, we believe that we will have to expend significant additional time and effort before we could reach agreement, and we cannot predict when, if ever, we could conclude such an agreement with a partner. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms, if at all.
If we enter into a strategic business collaboration with a pharmaceutical or biotechnology company, we would expect, as part of the transaction, to receive additional capital and reimbursements for a portion of the costs associated with the development, manufacture and commercialization of our Technosphere Insulin System. In addition, we expect to pursue the sale of equity and/or debt securities, or the establishment of other funding facilities. On August 9, 2007, we filed a shelf registration statement with the SEC providing for the issuance of up to $350 million of equity and/or debt securities from time to time in one or more transactions. The shelf registration is intended to provide us with the flexibility to take advantage of financing opportunities when and if deemed appropriate by our management. Issuances of debt or additional equity could impact the rights of our existing stockholders, dilute the ownership percentages of our existing stockholders and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets, including our Technosphere technology platform. There can be no assurance, however, that any strategic collaboration, sale of securities or sale or license of assets will be available to us on a timely basis or on acceptable terms, if at all. If we are unable to raise additional capital, we may be required to enter into agreements with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such agreements may not be on terms as commercially favorable to us.
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
Off-Balance Sheet Arrangements
As of June 30, 2007, we did not have any off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations disclosed in Item 7 to the Annual Report other than those in the ordinary course of our business, such as contracts related to the continuation of existing clinical trials, the initiation of new trials and the expansion, qualification and validation of our commercial manufacturing processes and facilities. In April 2007, we entered into a $114.0 million contractual arrangement with our general contractor related to the expansion of the manufacturing facility in Danbury.
Recent Accounting Pronouncements
In June 2007, the FASB ratified EITF 07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. EITF 07-3 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2007. We are assessing the impact of EITF 07-3 and have not determined whether it will have a material impact on our results of operations or financial position.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not used derivative financial instruments. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments is entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by ten percent from levels at June 30, 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.

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
Our Chief Executive Officer and Chief Financial Officer, with the participation of our management, performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(b) of the Securities Exchange Act) as of June 30, 2007. Based on that evaluation, which included consideration of a material weakness in our internal control over financial reporting (discussed below), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at reasonable assurance levels as of June 30, 2007. We have disclosed this conclusion to the Audit Committee and to our independent registered public accountants.
The material weakness occurred in the operation of controls for identifying and recording clinical trial costs, principally from the failure of our controls to detect an overstatement of clinical trial liabilities. After identifying this material weakness, we recorded adjustments aggregating $6.7 million to decrease accrued expenses and other current liabilities, $0.7 million to decrease prepaid expenses and other current assets, $0.2 million to decrease property and equipment, and $5.8 million to reduce research and development expenses as of June 30, 2007 and for the three months ended June 30, 2007. We recorded these adjustments prior to the public release of our financial statements for the three months ended June 30, 2007.
The following is a summary of control deficiencies that contributed to the material weakness as of June 30, 2007:
•	Certain balance sheet accounts relating primarily to accrued vendor invoices and clinical trial costs were not adequately analyzed or reconciled to supporting documentation.

•	Controls designed to ensure that these accounts and the supporting analysis were reviewed by knowledgeable personnel did not operate effectively.

•	Personnel responsible for the preparation of these accruals were not adequately trained.
Management is in the process of implementing controls to remediate this material weakness, including providing enhanced training to personnel involved with the recording of clinical trial costs and vendor invoice accruals.
During the quarter ended June 30, 2007, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As previously disclosed in the Annual Report, in May 2005, our former Chief Medical Officer, Wayman Wendell Cheatham, M.D., filed a complaint against us in the California Superior Court, County of Los Angeles, Wayman Wendell Cheatham, M.D. v. MannKind Corporation , Case No. BC333845. The complaint alleged causes of action for wrongful termination in violation of public policy, breach of contract and retaliation, in connection with our termination of Dr. Cheatham’s employment. In the complaint, Dr. Cheatham sought compensatory, punitive and exemplary damages in excess of $2.0 million, as well as reimbursement of attorneys’ fees. Subsequently, Dr. Cheatham filed a notice of dismissal of the retaliation cause of action, and we filed a notice of dismissal of our remaining claims in a cross-complaint that we had filed in June 2005. In April 2007, Dr. Cheatham through his counsel advised us that Dr. Cheatham intended to file a new lawsuit against us alleging that we had refused to enter into a contract with Dr. Cheatham’s current employer because of the pending litigation and claiming that such refusal was wrongful and legally actionable. On April 16, 2007, we filed a complaint for declaratory relief in the Circuit Court of Howard County, Maryland seeking a declaration from the Maryland court that we had not engaged in wrongful or legally actionable conduct, that Dr. Cheatham had suffered no damages and that we could in the future choose not to enter into a contract or otherwise conduct business with Dr. Cheatham’s employer simply because of the pending litigation with Dr. Cheatham. The trial in the California Superior Court commenced on April 30, 2007 and concluded on June 5, 2007. On June 15, 2007, we announced a final resolution and the dismissal of Dr. Cheatham’s claims. In connection with the resolution of this litigation, we also agreed to dismiss our complaint for declaratory relief in Maryland.
ITEM 1A. RISK FACTORS
You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this Quarterly Report. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors previously disclosed in Item 1A to the Annual Report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.
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
We have never been profitable and, as of June 30, 2007, we had an accumulated deficit of $933.0 million. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates. This accumulated deficit may increase significantly as we expand development and clinical trial efforts.
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
If we fail to raise additional capital, our financial condition and business would suffer. *
It is costly to develop therapeutic product candidates and conduct clinical trials for these product candidates. Although we are currently focusing on our Technosphere Insulin System as our lead product candidate, we have begun to conduct clinical trials for additional product candidates. Our existing capital resources will not be sufficient to support the expense of completing development of our Technosphere Insulin System or any of our other product candidates.
In December 2006, we completed the sale of 23,000,000 shares of our common stock and $115.0 million of our 3.75% Senior Convertible Notes due 2013, raising aggregate net proceeds to us of approximately $496.0 million after expenses. On August 1, 2007, the $150.0 million loan arrangement with our principal stockholder was extended for an additional year. Under this renewed arrangement, we can borrow funds in one or more advances at any time through August 1, 2008 should our cash balance fall below its projected cash requirements for the subsequent three months, provided that each advance be no less than $10.0 million and provided that at no time shall the total principal amount borrowed exceed $150.0 million. Principal repayment is due and payable one year from the date of each advance. There currently is no balance outstanding under this loan arrangement.
Based upon our current expectations, we believe that our existing capital resources, including the net proceeds from our sale of common stock and senior convertible notes in December 2006 and the renewed loan arrangement with our principal stockholder, will enable us to continue planned operations into the second quarter of 2008. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Accordingly, we plan to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration or the establishment of other funding facilities, in order to continue the development and commercialization of our Technosphere Insulin System and other product candidates and to support our other ongoing activities. On August 9, 2007, we filed a shelf registration statement with the SEC providing for the issuance of up to $350 million of equity and/or debt securities from time to time in one or more transactions. The shelf registration is intended to provide us with the flexibility to take advantage of financing opportunities when and if deemed appropriate by our management. The amount of additional funds we need will depend on a number of factors, including:
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
We have identified a material weakness in our internal control over financial reporting. If our internal controls over financial reporting are not considered effective, our business and stock price could be adversely affected. *
We have identified a material weakness in our internal control over financial reporting as a result of the failure of our controls to detect an overstatement of clinical trial liabilities. We recorded adjustments to correct the overstatement prior to the public release of our financial statements for the quarter ended June 30, 2007. We are in the process of implementing controls to remediate this material weakness.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify additional material weaknesses in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.
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
We face substantial competition in the development and commercialization of our product candidates and may not be able to compete successfully, and our product candidates may be rendered obsolete by rapid technological change. *
We face intense competition in the development of our Technosphere Insulin System. In January 2006, the FDA and the European Commission approved Exubera, developed by Pfizer, Inc. in collaboration with Nektar Therapeutics, for the treatment of adults with type 1 and type 2 diabetes. Exubera has been launched in Germany, Ireland, the United Kingdom and, to a limited extent, the United States. Pfizer initiated a direct-to-consumer marketing campaign in the United States in June 2007. In July 2005, Eli Lilly and Company, in collaboration with Alkermes, Inc., initiated a pivotal Phase 3 safety trial of their AIR inhaled insulin system, which completed patient enrollment in June 2006. We believe Lilly plans to submit a New Drug Application, or NDA, for the AIR inhaled insulin system in 2009. In September 2006, Novo Nordisk A.S. began recruiting patients for a two-year Phase 3 safety trial of their AERx inhaled insulin system, after previously suspending clinical trials of the AERx product. In addition, a number of established pharmaceutical companies have or are developing technologies for the treatment of diabetes. We also face substantial competition for the development of our other product candidates.

Gaining favorable reimbursement is critical to the success of Technosphere Insulin. It will be necessary to demonstrate and communicate the clinical and economic benefits of Technosphere Insulin compared to alternative diabetes therapies. As the first company to commercialize an inhaled insulin system, Pfizer was expected to have an advantage in being able to gain reputation and market share as well as set parameters for the inhaled insulin market such as pricing and reimbursement strategies. However, Pfizer has reported slow acceptance of Exubera.
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
If we fail to enter into a strategic collaboration with respect to our Technosphere Insulin System, we may not be able to execute on our business model. *
We have held extensive discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for our Technosphere Insulin System. To date, we have not reached agreement with any of these companies on a collaboration. While we are continuing to engage in such discussions, we believe that we will have to expend significant additional time and effort before we could reach agreement, and we cannot predict when, if ever, we could conclude such an agreement with a partner. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms, if at all. If we are not able to enter into a collaboration on terms that are favorable to us, we could be required to undertake and fund product development, clinical trials, manufacturing and marketing activities solely at our own expense. We currently estimate that the capital required to continue the development of our Technosphere Insulin System over the next 12 months would be in the range of $300 to $400 million. However, this estimate may change based on how the program proceeds. Failure to enter into a collaboration with respect to our Technosphere Insulin System could substantially increase our requirements for capital, which might not be available on favorable terms, if at all. Alternatively, we would have to substantially reduce our development efforts, which would delay or otherwise impede the commercialization of our Technosphere Insulin System.
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
Testing of our Technosphere Insulin System or another product candidate may not yield successful results, and even if it does, we may still be unable to commercialize that product candidate. *
Our research and development programs are designed to test the safety and efficacy of our Technosphere Insulin System and our other product candidates through extensive nonclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our Technosphere Insulin System or any of our other product candidates, including the following:
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
We have initiated a pivotal Phase 3 safety study of our Technosphere Insulin System to evaluate pulmonary function over a period of two years. Our Technosphere Insulin System is intended for multiple uses per day. Due to the size and timeframe over which existing and planned clinical trials are conducted, the results of clinical trials, including our existing Phase 3 trials, may not be indicative of the effects of the use of our Technosphere Insulin System over longer terms. If use of our Technosphere Insulin System results in adverse health effects or reduced efficacy or both, the FDA or other regulatory agencies may terminate our ability to market and sell our Technosphere Insulin System, may narrow the approved indications for use or otherwise require restrictive product labeling or marketing, or may require further clinical trials, which may be time-consuming and expensive and may not produce favorable results.
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
If our suppliers fail to deliver materials and services needed for the production of our Technosphere Insulin System in a timely and sufficient manner, or they fail to comply with applicable regulations, our business and results of operations would be harmed and the market price of our common stock could decline. *
For our Technosphere Insulin System to be commercially viable, we need access to sufficient, reliable and affordable supplies of insulin, our MedTone inhaler, the related cartridges and other materials. We currently have a long-term supply agreement with Diosynth B.V., now Organon Biosciences N.V., an independent supplier of insulin and a subsidiary of Akzo Nobel, which is currently our sole supplier for insulin. On March 11, 2007, Akzo Nobel received an offer for the purchase of Organon Biosciences N.V. from Schering-Plough Corporation. The transaction is expected to be completed in the second half of 2007. We are aware of several other suppliers of bulk insulin, but to date we have not entered into a commercial relationship with any of them. Currently we obtain our Technosphere pre-cursor raw material from Degussa AG, a major chemical manufacturer with facilities in Europe and North America. We utilize our in-house chemical manufacturing plant as a back up facility. We believe Degussa AG has the capacity to supply our current clinical and future commercial requirements. We entered into a long-term supply agreement with Vaupell, Inc., the supplier of our MedTone inhaler and cartridges. We must rely on our suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin in accordance with current drug Good Manufacturing Practices, or cGMP, and the production of MedTone inhaler and related cartridges in accordance with device Quality System Regulations, or QSR. The supply of all of these materials may be limited or the manufacturer may not meet relevant regulatory requirements, and if we are unable to obtain these materials in sufficient amounts, in a timely manner and at reasonable prices, or if we should encounter delays or difficulties in our relationships with manufacturers or suppliers, the development or manufacturing of our Technosphere Insulin System may be delayed. Any such events would delay the submission of our Technosphere Insulin System for regulatory approval or market introduction and subsequent sales and, if so, our business and results of operations will be harmed and the market price of our common stock may decline.
We have never manufactured our Technosphere Insulin System or any other product candidate in commercial quantities, and if we fail to develop an effective manufacturing capability for our product candidates or to engage third-party manufacturers with this capability, we may be unable to commercialize these products. *
We currently obtain our Technosphere precursor raw material primarily from Degussa AG. We use our Danbury, Connecticut facility to formulate Technosphere Insulin, fill plastic cartridges with Technosphere Insulin and blister package the cartridges for our clinical trials. We presently intend to increase our formulation, fill and finishing capabilities at Danbury in order to accommodate our activities through initial commercialization. This expansion will involve a number of third-party suppliers of equipment and materials as well as engineering and construction services. Our suppliers may not deliver all of the required equipment, materials and services in a timely manner or at reasonable prices. If we encounter difficulties in our relationships with these suppliers, or if a supplier becomes unable to provide us with goods or services at the agreed-upon terms or schedule, our facilities expansion could be delayed or its costs increased.
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
Additionally, if we manufacture commercial material at a different facility than the site of manufacture of clinical trial materials or if we manufacture commercial material on a significantly larger production scale than the production scale for clinical trial materials, we may be required by the FDA to establish that the results obtained from the clinical trials may reasonably be extrapolated to such commercial material.
Any of these factors could cause us to delay or suspend clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, entail higher costs and result in our being unable to effectively commercialize our products. Furthermore, if we or a third-party manufacturer fail to deliver the required commercial quantities of any product on a timely basis, and at commercially reasonable prices and acceptable quality, and we were unable to promptly find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volume and quality on a timely basis, we would likely be unable to meet demand for such products and we would lose potential revenues.
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
If we fail to enter into collaborations with third parties, we would be required to establish our own sales, marketing and distribution capabilities, which could impact the commercialization of our products and harm our business.*
A broad base of physicians, including primary care physicians, internists and endocrinologists, treat patients with diabetes. A large sales force will be required in order to educate and support these physicians. Therefore, we plan to enter into collaborations with one or more pharmaceutical companies to market, distribute and sell our Technosphere Insulin System, if it is approved. If we fail to enter into collaborations, we would be required to establish our own direct sales, marketing and distribution capabilities. Establishing these capabilities can be time-consuming and expensive and we estimate that establishing even a specialty sales force would cost more than $35 million. To further expand the potential of our Technosphere Insulin System and to reach the majority of existing patients with diabetes, it might be necessary to establish a primary-care sales force. Because of our relatively small size and as a new entrant into the diabetes market, we would be at a disadvantage to our potential competitors, all of which either are or have collaborated with large pharmaceutical companies that have substantially more resources than we do. For example, our competitors have existing sales forces in excess of 1,000 representatives targeting primary care physicians. As a result, we would not initially be able to field a sales force as large as our competitors or provide the same degree of market research or marketing support.
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
The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We are not aware of any precedent for the successful commercialization of products based on our technology. On January 26, 2006, the FDA approved the first pulmonary insulin product, Exubera. This approval has had an impact on and could still impact the development and registration of our Technosphere Insulin System in many ways, including: the approval of Exubera may have increased the difficulty of enrolling patients in our clinical trials; Exubera may be viewed as standard of care by the FDA and used as a reference for the safety/efficacy evaluations of our Technosphere Insulin System; and the approval standards set for Exubera have largely been applied to other products that follow including our Technosphere Insulin System. The FDA has advised us that it will regulate our Technosphere Insulin System as a “combination product” because of the complex nature of the system that includes the combination of a new drug (Technosphere Insulin) and a new medical device (the MedTone inhaler used to administer the insulin). The FDA indicated that the review of a future drug marketing application for our Technosphere Insulin System will involve three separate review groups of the FDA: (1) the Metabolic and Endocrine Drug Products Division; (2) the Pulmonary Drug Products Division; and (3) the Center for Devices and Radiological Health within the FDA that reviews medical devices. We currently understand that the Metabolic and Endocrine Drug Products Division will be the lead group and will obtain consulting reviews from the other two FDA groups. The FDA has not made an official final decision in this regard, however, and we can make no assurances at this time about what impact FDA review by multiple groups will have on the review and approval of our product or whether we are correct in our understanding of how our Technosphere Insulin System will be reviewed and approved.
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
Even if we obtain regulatory approval for our product candidates, such approval may be limited and we will be subject to stringent, ongoing government regulation. *
Even if regulatory authorities approve any of our product candidates, they could approve less than the full scope of uses or labeling that we seek or otherwise require special warnings or other restrictions on use or marketing or could require potentially costly post-marketing follow-up clinical trials. Regulatory authorities may limit the segments of the diabetes population to which we or others may market our Technosphere Insulin System or limit the target population for our other product candidates. Based on currently available clinical studies, we believe that our Technosphere Insulin System may have certain advantages over currently approved insulin products including its approximation of the natural early insulin secretion normally seen in healthy individuals following the beginning of a meal. Nonetheless, there are no assurances that these and other advantages, if any, of our Technosphere Insulin System have clinical significance or can be confirmed in head-to-head clinical trials against appropriate approved comparator insulin drug products. Such comparative clinical trials are required to make these types of superiority claims in labeling or advertising. These aforementioned observations and others may therefore not be capable of substantiation in comparative clinical trials prior to our NDA submission, if at all, or otherwise may not be suitable for inclusion in product labeling or advertising and, as a result, our Technosphere Insulin System may not have competitive advantages when compared to other insulin products.
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
Our insulin supplier does not yet supply human recombinant insulin for an FDA-approved product and will likely be subject to an FDA preapproval inspection before the agency will approve a future marketing application for our Technosphere Insulin System. *
Our insulin supplier sells its product outside of the United States. However, we can make no assurances that our insulin supplier will be acceptable to the FDA. If we were required to find a new or additional supplier of insulin, we would be required to evaluate the new supplier’s ability to provide insulin that meets our specifications and quality requirements, which would require significant time and expense and could delay the manufacturing and future commercialization of our Technosphere Insulin System. We also depend on suppliers for other materials that comprise our Technosphere Insulin System, including our MedTone inhaler and cartridges. All of our device suppliers must comply with relevant regulatory requirements including QSR. It also is likely that major suppliers will be subject to FDA preapproval inspections before the agency will approve a future marketing application for our Technosphere Insulin System. At the present time our insulin supplier is certified to the ISO9001:2000 Standard. There can be no assurance, however, that if the FDA were to conduct a preapproval inspection of our insulin supplier or other suppliers, that the agency would find that the supplier substantially comply with the QSR or cGMP requirements, where applicable. If we or any potential third-party manufacturer or supplier fails to comply with these requirements or comparable requirements in foreign countries, regulatory authorities may subject us to regulatory action, including criminal prosecutions, fines and suspension of the manufacture of our products.
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
Our commercial success depends, in large part, on our ability to obtain and maintain intellectual property protection for our technology. Our ability to do so will depend on, among other things, complex legal and factual questions, and it should be noted that the standards regarding intellectual property rights in our fields are still evolving. We attempt to protect our proprietary technology through a combination of patents, trade secrets and confidentiality agreements. We own a number of domestic and international patents, have a number of domestic and international patent applications pending and have licenses to additional patents. We cannot assure you that our patents and licenses will successfully preclude others from using our technologies, and we could incur substantial costs in seeking enforcement of our proprietary rights against infringement. Even if issued, the patents may not give us an advantage over competitors with similar alternative technologies.

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
We have not selected trade names for some of our products and product candidates; therefore, we have not filed trademark registrations for our potential trade names for our products in all jurisdictions, nor can we assure that we will be granted registration of those potential trade names for which we have filed. Although we intend to defend any opposition to our trademark registrations, no assurance can be given that any of our trademarks will be registered in the United States or elsewhere or that the use of any of our trademarks will confer a competitive advantage in the marketplace. Furthermore, even if we are successful in our trademark registrations, the FDA has its own process for drug nomenclature and its own views concerning appropriate proprietary names. It also has the power, even after granting market approval, to request a company to reconsider the name for a product because of evidence of confusion in the marketplace. We cannot assure you that the FDA or any other regulatory authority will approve of any of our trademarks or will not request reconsideration of one of our trademarks at some time in the future.
RISKS RELATED TO OUR COMMON STOCK
Our stock price is volatile. *
The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:
•	the progress and results of our clinical trials;

•	announcements by us or our competitors concerning clinical trial results, acquisitions, strategic alliances, technological innovations, newly approved commercial products or other developments;

•	the availability of critical materials used in developing and manufacturing our Technosphere Insulin System or other product candidates;

•	developments or disputes concerning our patents or proprietary rights;

•	the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals;

•	announcements by us concerning our financial condition or operating performance;

•	changes in securities analysts’ estimates of our financial condition or operating performance;

•	general market conditions and fluctuations for emerging growth and pharmaceutical market sectors;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	discussion of our Technosphere Insulin System, our other product candidates, competitors’ products, or our stock price by the financial and scientific press, the healthcare community and online investor communities such as chat rooms; and

•	general economic, political or stock market conditions.
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
Our Chief Executive Officer and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings. *
At June 30, 2007, Mr. Mann beneficially owned approximately 41.0% of our outstanding shares of capital stock. We believe members of Mr. Mann’s family beneficially owned at least an additional 1.4% of our outstanding shares of common stock, although Mr. Mann does not have voting or investment power with respect to these shares. By virtue of his holdings, Mr. Mann can and will continue to be able to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.
Subject to compliance with U.S. federal and state securities laws, Mr. Mann is free to sell the shares of our stock he holds at any time. Upon his death, we have been advised by Mr. Mann that his shares of our capital stock will be left to the Alfred E. Mann Medical Research Organization, or AEMMRO, and AEM Foundation for Biomedical Engineering, or AEMFBE, not-for-profit medical research foundations that serve as funding organizations for Mr. Mann’s various charities, including the Alfred Mann Foundation, or AMF, and the Alfred Mann Institute at the University of Southern California, the Technion-Israel Institute of Technology, and at

Purdue University, and that may serve as funding organizations for any other charities that he may establish. The AEMMRO is a membership foundation consisting of six members, including Mr. Mann, his wife, three of his children and Dr. Joseph Schulman, the chief scientist of the AEMFBE. The AEMFBE is a membership foundation consisting of five members, including Mr. Mann, his wife, and the same three of his children. Although we understand that the members of AEMMRO and AEMFBE have been advised of Mr. Mann’s objectives for these foundations, once Mr. Mann’s shares of our capital stock become the property of the foundations, we cannot assure you as to how those shares will be distributed or how they will be voted.
The future sale of our common stock or the conversion of our senior convertible notes into common stock could negatively affect our stock price. *
As of June 30, 2007, we had approximately 73.5 million shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock may decline. Likewise the issuance of additional shares of our common stock upon the conversion of some or all of our senior convertible notes could adversely affect the trading price of our common stock. In addition, the existence of these notes may encourage short selling of our common stock by market participants. Furthermore, if we were to include in a company-initiated registration statement shares held by our stockholders pursuant to the exercise of their registrations rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.
In addition, we will need to raise substantial additional capital in the future to fund our operations. On August 9, 2007, we filed a shelf registration statement with the SEC providing for the issuance of up to $350 million of equity and/or debt securities from time to time in one or more transactions. If we raise additional funds by issuing equity securities or additional convertible debt, the market price of our common stock may decline and our existing stockholders may experience significant dilution.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, during the second quarter of 2007.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our 2007 Annual Meeting of Stockholders was held on May 24, 2007.
     The following matters were voted on at our 2007 Annual Meeting of Stockholders:
     1. The election of nine nominees to serve on our board of directors until the 2008 Annual Meeting of Stockholders. The following nine individuals were elected to our board of directors by the votes indicated:

	Affirmative	Votes
	Votes	Withheld
Alfred E. Mann	60,411,891	63,594
Hakan S. Edstrom	60,429,675	45,810
A. E. Cohen	60,280,432	195,053
Ronald J. Consiglio	60,418,823	56,662
Michael Friedman, M.D.	59,899,803	575,682
Heather May Murren	60,428,083	47,402
Kent Kresa	59,909,935	565,550
David H. MacCallum	60,428,958	46,527
Henry L. Nordhoff	59,910,003	565,482
     2. The approval of an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 90 million shares to 150 million shares. The amendment of the Amended and Restated Certificate of Incorporation was approved by the following vote: 59,470,160 votes for and 1,003,738 votes against, with 46,455 votes abstaining and zero broker non-votes.
     3. The ratification of Deloitte & Touche LLP as independent auditor for the fiscal year ending December 31, 2007. Deloitte & Touche, LLP was appointed as independent auditor by the following vote: 60,430,078 votes for and 27,877 votes against, with 17,530 votes abstaining and zero broker non-votes.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation
3.3(1)	Amended and Restated Bylaws.
10.1	Agreement made as of the 13th day of September, 2006 between MannKind Corporation and Torcon, Inc.

Exhibit
Number	Description of Document
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

(1)	Incorporated by reference to MannKind’s registration statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2007	MANNKIND CORPORATION
	By:	/s/ Richard L. Anderson
Richard L. Anderson
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)