Form 10-Q
period 2007-09-30
MANNKIND CORP
filed 2007-11-07
CIK 899460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐                    Accelerated filer ☑                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 1, 2007, there were 100,917,012 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION
Form 10-Q
For the Quarterly Period Ended September 30, 2007

PART I: FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets: September 30, 2007 and December 31, 2006 (unaudited)	3
Condensed Consolidated Statements of Operations: Three and nine months ended September 30, 2007 and 2006 and the period from February 14, 1991 (date of inception) to September 30, 2007 (unaudited)	4
Condensed Consolidated Statements of Cash Flows: Nine months ended September 30, 2007 and 2006 and the period from February 14, 1991 (date of inception) to September 30, 2007 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
PART II: OTHER INFORMATION	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3. Defaults Upon Senior Securities	39
Item 4. Submission of Matters to a Vote of Security Holders	39
Item 5. Other Information	40
Item 6. Exhibits	40
SIGNATURES	41
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MANNKIND CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands except share data)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$152,298	$319,555
Marketable securities	51,875	116,924
State research and development credit exchange	3,171	2,418
Prepaid expenses and other current assets	11,876	10,650

Total current assets	219,220	449,547
Property and equipment — net	143,244	88,328
State research and development credit exchange receivable — net of current portion	1,125	1,500
Other assets	547	362

Total	$364,136	$539,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,738	$10,715
Accrued expenses and other current liabilities	36,109	34,244

Total current liabilities	72,847	44,959
Senior convertible notes	111,641	111,267
Other liabilities	24	24

Total liabilities	184,512	156,250

Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value — 150,000,000 and 90,000,000 shares authorized at September 30, 2007 and December 31, 2006, respectively; 73,566,124 and 73,360,154 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	736	734
Additional paid-in capital	1,184,914	1,170,602
Deficit accumulated during the development stage	(1,006,026)	(787,849)

Total stockholders’ equity	179,624	383,487

Total	$364,136	$539,737

The accompanying notes are an integral part of these consolidated financial statements

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

					Cumulative
					period from
					February 14,
					1991 (date of
	Three months ended		Nine months ended		inception) to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
Revenue	$—	$—	$10	$100	$2,968

Operating expenses:
Research and development	64,825	50,785	190,093	132,056	680,289
General and administrative	10,744	10,349	38,207	29,943	178,183
In-process research and development costs	—	—	—	—	19,726
Goodwill impairment	—	—	—	—	151,428

Total operating expenses	75,569	61,134	228,300	161,999	1,029,626

Loss from operations	(75,569)	(61,134)	(228,290)	(161,899)	(1,026,658)
Other income (expense)	62	51	158	160	(1,526)
Interest expense on note payable to principal stockholder	—	(689)	—	(689)	(1,511)
Interest expense on senior convertible notes	(778)	—	(2,824)	—	(3,046)
Interest income	3,238	802	12,779	3,153	26,736

Loss before provision for income taxes	(73,047)	(60,970)	(218,177)	(159,275)	(1,006,005)
Income taxes	—	—	—	(5)	(21)

Net loss	(73,047)	(60,970)	(218,177)	(159,280)	(1,006,026)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	—	—	(952)

Net loss applicable to common stockholders	$(73,047)	$(60,970)	$(218,177)	$(159,280)	$(1,029,238)

Net loss per share applicable to common stockholders — basic and diluted	$(0.99)	$(1.23)	$(2.97)	$(3.20)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	73,520	49,731	73,444	49,718

The accompanying notes are an integral part of these consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Nine months ended		Inception) to
	September 30,		September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(218,177)	$(159,280)	$(1,006,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,253	6,326	45,407
Stock-based compensation expense	12,957	10,680	50,142
Stock expense for shares issued pursuant to research agreement	—	—	2,074
Loss on sale and abandonment/disposal of property and equipment	—	51	3,446
Accrued interest on investments, net of amortization of premiums	—	197	58
In-process research and development	—	—	19,726
Discount on stockholder notes below market rate	—	—	241
Non-cash compensation expense of officer resulting from stockholder contribution	—	—	70
Accrued interest expense on notes payable to stockholders	—	—	1,538
Non-cash interest expense	—	—	3
Accrued interest on notes receivable	—	—	(747)
Goodwill impairment	—	—	151,428
Loss on available-for-sale securities	—	—	229
Changes in assets and liabilities:
State research and development credit exchange receivable	(378)	(318)	(4,296)
Prepaid expenses and other current assets	(1,226)	(8,658)	(11,876)
Other assets	(185)	(74)	(547)
Accounts payable	14,674	3,126	25,389
Accrued expenses and other current liabilities	(1,641)	13,216	32,603
Other liabilities	—	(5)	22

Net cash used in operating activities	(187,723)	(134,739)	(691,116)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(39,851)	(37,507)	(597,000)
Sales of marketable securities	104,900	119,900	544,840
Purchase of property and equipment	(45,940)	(14,231)	(177,082)
Proceeds from sale of property and equipment	—	32	214

Net cash provided by (used in) investing activities	19,109	68,194	(229,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants	1,557	3,594	885,465
Collection of Series C convertible preferred stock subscriptions receivable	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivables	—	—	1,742
Borrowings on notes payable from principal stockholder	—	50,000	70,000
Principal payments on notes payable to principal stockholder	—	—	(70,000)
Borrowings on notes payable	—	—	3,460
Principal payments on notes payable	—	—	(1,667)
Proceeds from senior convertible notes	—	—	111,267
Payment of employment taxes related to vested restricted stock units	(200)	—	(540)

Net cash provided by financing activities	1,357	53,594	1,072,442

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Nine months ended		Inception) to
	September 30,		September 30,
	2007	2006	2007
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(167,257)	$(12,951)	$152,298
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	319,555	56,037	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$152,298	$43,086	$152,298

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$—	$5	$21
Interest paid in cash	2,192	—	3,887
Accretion on redeemable convertible preferred stock	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	171,154
Issuance of common stock for notes receivable	—	—	2,758
Issuance of put option by stockholder	—	—	(2,949)
Put option redemption by stockholder	—	—	1,921
Issuance of Series C convertible preferred stock subscriptions	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)
Non-cash construction in progress and property and equipment	14,855	—	14,855
In connection with the Company’s initial public offering, all shares of Series B and Series C convertible preferred stock, in the amount of $15.0 million and $50.0 million, respectively, automatically converted into common stock in August 2004.
The accompanying notes are an integral part of these consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of business and basis of presentation
The accompanying unaudited condensed consolidated financial statements of MannKind Corporation (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s latest audited annual financial statements. The audited statements for the year ended December 31, 2006 are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC on March 16, 2007 (the “Annual Report”).
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the nine months ended September 30, 2007 may not be indicative of the results that may be expected for the full year.
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
Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. Since its inception through September 30, 2007, the Company has reported accumulated net losses of $1.0 billion, which include a goodwill impairment charge of $151.4 million, and negative cash flow from operations of $691.1 million. It is costly to develop therapeutic products and conduct clinical trials for these products. Subsequent to the date of these financial statements, on October 2, 2007, the Company sold 15.9 million shares of the Company’s common stock to its principal stockholder at a price per share of $9.41 and 11.1 million shares of common stock to other investors at a price per share of $9.03. The sales of common stock resulted in aggregate net proceeds to the Company of approximately $249.8 million after deducting offering expenses. Also, on October 2, 2007, the Company entered into a new loan arrangement with its principal stockholder to borrow up to a total of $350.0 million before January 1, 2010. This new arrangement replaced the existing loan arrangement with its principal stockholder to borrow up to $150.0 million through August 1, 2008. See Note 12 — Related-Party Loan Arrangement. Based upon the Company’s current expectations, management believes the Company’s existing capital resources will enable it to continue planned operations through the third quarter of 2009. Accordingly, the Company expects that it will need to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration with a pharmaceutical or biotechnology company or the establishment of other funding facilities, in order to continue the development and commercialization of its Technosphere Insulin System and other product candidates and to support its other ongoing activities. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates.
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
Recently Issued Accounting Standards — In September 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. EITF 07-3 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2007. The Company is assessing the impact of EITF 07-3 and has not determined whether it will have a material impact on its results of operations or financial position.
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
2. Investment in securities
The following is a summary of the available-for-sale securities classified as current assets (in thousands).

	September 30,		December 31,
	2007		2006
	Cost Basis	Fair Value	Cost Basis	Fair Value
Auction rate municipal bonds	$51,875	$51,875	$116,924	$116,924

The Company’s policy is to maintain a highly liquid short-term investment portfolio. The contractual maturities for auction rate municipal bonds at September 30, 2007 are between 21 and 39 years. Despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities. Proceeds from the sale of available-for-sale securities amounted to approximately $104.9 million and $119.9 million for the nine months ended September 30, 2007 and 2006, respectively. Gross realized gains and losses for available-for-sale securities were insignificant. Gross realized gains and losses for available-for-sale securities are recorded as other income (expense). The cost of securities sold is based on the specific identification method. Unrealized gains and losses for available-for-sale securities for all periods presented in the table above were not material.
3. Accounts Payable
Accounts payable is comprised of the following (in thousands):

	September 30,	December 31,
	2007	2006
Research and clinical trial costs	19,517	6,347
Construction in progress costs	11,316	2,496
Other	5,905	1,872

Accounts payable	$36,738	$10,715

4. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2007	2006
Salary and related expenses	$11,701	$7,255
Research and clinical trial costs	16,933	18,707

	September 30,	December 31,
	2007	2006
Construction in progress costs	2,974	1,929
Accrued interest	1,270	228
Other	3,231	6,125

Accrued expenses and other current liabilities	$36,109	$34,244

5. Accounting for stock-based compensation
As of September 30, 2007, the Company has three active stock-based compensation plans — the 2004 Equity Incentive Plan (the “2004 Plan”), the 2004 Non-Employee Directors’ Stock Option Plan (the “2004 NED Plan”), and the 2004 Employee Stock Purchase Plan (the “ESPP”). The 2004 Plan provides for the granting of stock awards including stock options and restricted stock units, to employees, directors and consultants. The NED Plan provides for the automatic, non-discretionary grant of options to the Company’s non-employee directors.
Options also remain outstanding at September 30, 2007 under the following inactive plans: the 1999 Stock Plan, the CTL ImmunoTherapies Corporation 2000 Stock Option and Stock Plan (the “CTL Plan”), and the Allecure Corporation 2000 Stock Option and Stock Plan (the “Allecure Plan”). There are also options outstanding to our principal stockholder at September 30, 2007 that were not granted under any plan; these options were granted during the year ended December 31, 2002, vested over four years, and have an exercise price of $25.23 per share. The following table summarizes information about our stock-based award plans as of September 30, 2007:

		Outstanding	Shares Available
	Outstanding	Restricted	for
	Options	Stock Units	Future Issuance
2004 Plan	6,674,322	1,525,850	226,459
2004 NED Plan	447,500		352,500
1999 Stock Plan	122,715
CTL and Allecure Plans	37,129
Options outside of any plan granted to principal stockholder	240,972

Total	7,522,638	1,525,850	578,959

The Company’s board of directors determines eligibility, vesting schedules and exercise prices (based upon the NASDAQ closing price on grant date) for stock awards granted under the 2004 Plan. Options and other stock awards under the 2004 Plan and the NED Plan expire not more than ten years from the date of the grant and are exercisable upon vesting. Stock options generally vest over four years. Current stock option grants vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter. Restricted stock units generally vest over four years with consideration satisfied by service to the Company. Certain performance-based awards vest upon achieving three pre-determined performance milestones which are expected to occur over periods ranging from 27 months to 42 months. The 2004 Plan provides for full acceleration of vesting if an employee is terminated within thirteen months of a change in control, as defined.
In March 2004, the Company’s board of directors approved the ESPP, which became effective upon the closing of the Company’s initial public offering. During the nine months ended September 30, 2007 and 2006, the Company sold 56,563 shares and 50,894 shares, respectively, of its common stock to employees participating in the plan.
Upon adoption of SFAS No. 123R, Share-based Payment: an Amendment of FASB Statement 123 and 95 (“SFAS No. 123R”), the Company selected the modified prospective transition method whereby unvested awards at the date of adoption as well as awards that are granted, modified, or settled after the date of adoption will be measured and accounted for in accordance with SFAS No. 123R. Measurement and attribution of compensation cost for awards unvested as of January 1, 2006 is based on the same estimate of the grant-date or modification-date fair value and the same attribution method (straight-line) used previously under SFAS No. 123. The Company continues to account for non-employee stock-based compensation expense based on the estimated fair value of the options, determined using the Black-Scholes option valuation model, in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and amortizes such expense on a straight-line basis. As of September 30, 2007, there were 358,937 options outstanding to all consultants.
Total stock-based compensation expense recognized in the accompanying statements of operations is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Employee-related	$4,284	$3,183	$12,266	$10,446

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Consultant-related	(130)	0	691	234

Total	$4,154	$3,183	$12,957	$10,680

Total stock-based compensation expense recognized in the accompanying statements of operations is included in the following categories (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Research and development	$2,467	$1,701	$6,950	$4,954
General and administrative	1,687	1,482	6,007	5,726

Total	$4,154	$3,183	$12,957	$10,680

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. Upon adoption of SFAS No. 123R, the expected life of the option is estimated using the “simplified” method as provided in SEC Staff Accounting Bulletin No. 107 (“SAB No. 107”). Under this method, the expected life equals the arithmetic average of the vesting term and the original contractual term of the options. The Company also estimates volatility as provided in SAB No. 107. Under this method, volatility is estimated based on the historical volatility of similar entities whose share prices are publicly available. The Company has selected risk-free interest rates based on U.S. Treasury securities with an equivalent expected term in effect on the date the options were granted. Additionally, the Company uses historical data and management judgment to estimate stock option exercise behavior and employee turnover rates to estimate the number of stock option awards that will eventually vest. The following table summarizes the assumptions the Company used to estimate the fair value of each stock option at the grant date or modification date, if any, using the Black-Scholes option valuation model:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.2%-4.5%	4.7%-4.9%	4.2%-4.8%	4.6%-5.0%
Volatility factor	53-54%	57-58%	53-57%	57-63%
Weighted average expected life	6 years	6 - 7 years	6 years	6 - 7 years
Dividend yield	—	—	—	—
The following table summarizes information about stock options outstanding:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price	Contractual	Intrinsic
	Shares	per Share	Term (Yrs.)	Value ($000)
Outstanding at January 1, 2007	6,216,698	$13.94
Granted	125,320	17.19
Exercised	(42,801)	10.04		$273
Forfeited	(35,861)	14.53
Expired	(18,830)	15.90

Outstanding at March 31, 2007	6,244,526	14.02	7.2	$1,744

Granted	260,560	12.31
Exercised	(17,987)	7.94		$109
Forfeited	(57,801)	14.22
Expired	(23,230)	9.09

Outstanding at June 30, 2007	6,406,068	13.98	6.9	$5,854

Granted	1,227,465	9.48
Exercised	(46,503)	8.16		$89
Forfeited	(47,165)	13.71
Expired	(17,227)	13.96

Outstanding at September 30, 2007	7,522,638	13.28	7.3	$2,359

Vested or expected to vest at September 30, 2007	7,219,791	13.28	7.3	$2,325
Exercisable at September 30, 2007	3,589,566	13.22	5.8	$1,927
The weighted-average grant date fair value per share of options granted during the three months ended September 30, 2007 and 2006 was $5.19 and $10.70, respectively. The weighted-average grant date fair value per share of options granted during the nine months ended September 30, 2007 and 2006 was $5.88 and $10.49, respectively. The aggregate intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $0.1 million and $0.3 million. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $0.5 million and $1.0 million. Cash received from the exercise of options during the three months ended September 30, 2007 and 2006 was approximately $0.4 million and $0.4 million, respectively. Cash received from the exercise of options during the nine months ended September 30, 2007 and 2006 was approximately $0.9 million and $1.2 million, respectively. The total fair value of options vested during the three months ended September 30, 2007 and 2006 was $6.2 million and $4.4 million. The total fair value of options vested during the nine months ended September 30, 2007 and 2006 was $9.5 million and $8.6 million.
A summary of restricted stock units activity for the nine months ended September 30, 2007 is presented below:

		Weighted
		Average
	Number	Grant Date
	of	Fair Value
	Shares	per Share
Outstanding at January 1, 2007	776,653
Granted	39,260	$17.19
Vested	(7,258)
Forfeited	(9,361)

Outstanding at March 31, 2007	799,294

Granted	43,480	$12.31
Vested	(5,123)
Forfeited	(14,357)

Outstanding at June 30, 2007	823,294

Granted	771,210	$9.31
Vested	(50,903)
Forfeited	(17,751)

Outstanding at September 30, 2007	1,525,850

The total fair value of restricted stock units vested during the three and nine months ended September 30, 2007 was $0.5 million and $0.7 million, respectively. No restricted stock units vested during the three or nine months ended September 30, 2006. The weighted-average remaining contractual term for restricted stock units outstanding at September 30, 2007 was 8.3 years. As of September 30, 2007, there were 11,100 restricted stock units outstanding to one consultant.
A summary of the status of the Company’s nonvested shares, excluding restricted stock units, for the nine months ended September 30, 2007, is presented below:

		Weighted
		Average
	Number	Grant Date
	of	Fair Value
	Shares	per Share
Nonvested at January 1, 2007	3,462,549	$12.96
Granted	125,320	10.08
Vested	(181,121)	9.07
Forfeited	(35,861)	9.52

Nonvested at March 31, 2007	3,370,887	9.73

Granted	260,560	7.09
Vested	(196,556)	8.91
Forfeited	(57,801)	9.23

Nonvested at June 30, 2007	3,377,090	9.99

Granted	1,227,465	5.19
Vested	(624,318)	9.95
Forfeited	(47,165)	8.92

Nonvested at September 30, 2007	3,933,072	8.22

As of September 30, 2007, there were $27.4 million and $16.0 million of unrecognized compensation costs related to options and restricted stock units, respectively, which are expected to be recognized over the weighted average vesting period of 2.6 years.
6. Net loss per common share

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 17,061,343 shares and 9,741,538 shares as of September 30, 2007 and 2006, respectively.
7. State research and development credit exchange receivable
The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. At September 30, 2007, the estimated amount receivable under the program was $4.3 million.
8. Property and equipment
Property and equipment consist of the following (dollar amounts in thousands):

	Estimated
	Useful
	Life	September 30,	December 31,
	(Years)	2007	2006
Land	—	$5,273	$5,273
Buildings	39-40	9,566	9,566
Building improvements	5-40	51,076	44,041
Machinery and equipment	3-10	30,090	26,623
Furniture, fixtures and office equipment	5-10	3,806	2,923
Computer equipment and software	3	7,026	5,878
Leasehold improvements		136	103
Construction in progress		66,650	20,164
Deposits on equipment		8,211	6,903

		181,834	121,474
Less accumulated depreciation and amortization		(38,590)	(33,146)

Property and equipment — net		$143,244	$88,328

Leasehold improvements are amortized over the shorter of the term of the lease or the service lives of the improvements. Depreciation and amortization expense for the nine months ended September 30, 2007 and 2006, and the cumulative period from February 14, 1991 (date of inception) to September 30, 2007 was $5.9 million, $6.3 million and $45.0 million, respectively. Capitalized interest during the three and nine months ended September 30, 2007 was $0.4 million and $0.8 million, respectively.
9. Common and preferred stock
In May 2007, the Company’s stockholders approved an increase in our authorized shares of common stock from 90,000,000 to 150,000,000. As such, the Company is authorized to issue 150,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized. As of September 30, 2007 and December 31, 2006, 73,566,124 and 73,360,154 shares of common stock, respectively, were issued and outstanding. No shares of preferred stock were issued and outstanding at September 30, 2007 and December 31, 2006.
Registration rights — As of September 30, 2007 the holders of 916,715 shares of the Company’s common stock and the holders of warrants to purchase 12,459 shares of the Company’s common stock have rights, subject to some conditions, to require the Company to file registration statements covering their shares or to include their shares in registration statements that the Company may file for itself or other stockholders.
10. Warrants

In connection with the sale of common stock in the private placement which closed in August 2005, the Company concurrently issued warrants to purchase up to 3,426,000 shares of common stock at an exercise price of $12.228 per share. These warrants became exercisable in February 2006 and expire in August 2010. During the nine months ended September 30, 2007, no warrants were exercised. During the year ended December 31, 2006, warrants to purchase 543,000 shares were exercised and net settled for approximately 339,000 shares. As of September 30, 2007, warrants to purchase approximately 2,883,000 shares of common stock remained outstanding.
During 1995 and 1996, the Company issued warrants to purchase shares of common stock. As of September 30, 2007, the remaining warrants to purchase 12,459 shares of common stock at a weighted average exercise price of $12.64 per share were outstanding and exercisable, and expire in December 2007. The warrants contain provisions for the adjustment of the exercise price and the number of shares issuable upon the exercise of the warrant in the event the Company declares any stock dividends or effects any stock split, reclassification or consolidation of its common stock. The warrants also contain a provision that provides for an adjustment to the exercise price and the number of shares issuable in the event that the Company issues securities for a per share price less than a specified price.
11. Commitments and contingencies
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
Licensing Arrangement — On October 12, 2006, the Company entered into an agreement with The Technion Research and Development Foundation Ltd. (“TRDF”), an Israeli corporation affiliated with the Technion-Israel Institute of Technology (the “Technion”) to license certain technology from TRDF and to collaborate with TRDF in the further research in and the development and commercialization of such technology. In exchange for the rights that the Company obtained under this agreement, the Company agreed to pay to TRDF aggregate license fees of $3.0 million and to issue to TRDF a total of 300,000 shares of the Company’s common stock. The license fees will be paid and the shares issued in three equal installments, the first of which occurred on October 18, 2006 and the second and third installments will occur on the later of October 12, 2007 and October 12, 2008 or the attainment of certain milestones. The Company has also agreed to pay royalties to TRDF with respect to sales of certain products that contain or use the licensed technology or are covered by patents included in the licensed technology or are discovered through the use of the licensed technology. The Company agreed to pay up to $6.0 million of the royalties in advance upon the receipt of specified regulatory approvals. The Company agreed to pay to TRDF specified percentages of any lump-sum sub-license payments that the Company receives if it decides to sub-license the technology. The Company has also agreed to pay a total of $2.0 million to TRDF in three nearly equal installments to fund sponsored research to be conducted at TRDF by a team led by a faculty member at the Technion. The initial sponsored research payment was made upon signing of the agreement, and the second and third sponsored research payments will occur on the later of October 12, 2007 and October 12, 2008 or the attainment of certain milestones. The Company also agreed to retain the services of the Technion faculty member as a consultant, for which the Company agrees to pay the consultant $60,000 per year and granted the individual an option to purchase 60,000 shares of the Company’s common stock. Under the terms of the agreement, the Company issued 100,000 shares of common stock to TRDF on October 12, 2006 and paid $1.6 million in license fees on October 18, 2006.
12. Related-Party Loan Arrangement
On August 2, 2006 the Company entered into a $150.0 million loan arrangement with its principal stockholder. This loan arrangement was amended and replaced with a new loan arrangement entered into on October 2, 2007, pursuant to which the Company can borrow up to a total of $350.0 million before January 1, 2010. Under the new arrangement, from April 1, 2008 until September 30, 2008, the Company can borrow up to $150.0 million in one or more advances, and from March 1, 2009 until December 31, 2009, the Company can borrow the remaining $200.0 million plus any amount not previously borrowed in one or more advances. The Company may not borrow more than one advance in any 12-month period, and each advance must be not less than $50.0 million. Interest will accrue on each outstanding advance at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum and will be payable quarterly in arrears. Principal repayment is due on December 31, 2011. At any time after January 1, 2010, the principal stockholder can require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If the lender exercises this right, the Company will have until the earlier of 180 days after written notice is provided by the lender or December 31, 2011 to prepay such advances. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at the lender’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. Any borrowings under the loan arrangement will be unsecured. The loan arrangement contains no financial covenants. There are no warrants associated with the loan arrangement, nor are advances convertible into the Company’s common stock.
The Company borrowed $50.0 million under the previous loan arrangement on August 2, 2006 and $20.0 million on November 27, 2006. On December 12, 2006, the Company paid off the total borrowings of $70.0 million following the completion of concurrent offerings of convertible notes and common stock. There were no borrowings under this arrangement during the nine months ended September 30, 2007 and no balance outstanding or accrued interest related to this borrowing as of September 30, 2007.
13. Senior convertible notes
On December 12, 2006, the Company completed an offering of $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013 (the “Notes”), including $15.0 million aggregate principal amount of the Notes sold pursuant to the underwriters’ over-allotment option that was exercised in full. The Notes are governed by the terms of an indenture dated as of November 1, 2006 and a First Supplemental Indenture, dated as of December 12, 2006. The Notes bear interest at the rate of 3.75% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2007. In June 2007, the Company paid $2.2 million in related interest. As of September 30, 2007 and December 31, 2006, the Company had accrued interest of $1.3 million and $0.2 million, respectively, related to the Notes. The Notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the Notes is December 15, 2013 and payment is due in full on that date for unconverted securities. Holders may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding Notes into shares of the Company’s common stock at an initial conversion rate of 44.5002 shares per $1,000 principal amount of Notes, which is equal to a conversion price of approximately $22.47 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of the Notes will have the option to require the Company to repurchase all or any portion of such holder’s Notes at a repurchase price of 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any.
The Company incurred approximately $3.7 million in issuance costs which are recorded as an offset to the Notes in the accompanying balance sheet. These costs and are being amortized to interest expense using the effective interest method over the term of the Notes. Amortized interest expense during the three and nine months ended September 30, 2007 was $0.1 million and $0.4 million, respectively.
14. Income taxes

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
15. Subsequent Events
On October 2, 2007, the Company sold 15.9 million shares of the Company’s common stock to its principal stockholder at a price per share of $9.41 and 11.1 million shares of common stock to other investors at a price per share of $9.03. The sales of common stock resulted in aggregate net proceeds to the Company of approximately $249.8 million after deducting offering expenses. Also, on October 2, 2007, the Company entered into a new loan arrangement with its principal stockholder to borrow up to a total of $350.0 million before January 1, 2010. This new arrangement replaced the existing loan arrangement with its principal stockholder to borrow up to $150.0 million through August 1, 2008. See Note 12 — Related-Party Loan Arrangement.

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
In our clinical trials to date, we have observed no difference in pulmonary function between patients treated with Technosphere Insulin and patients treated with standard diabetes care. However, the longest study that we have completed so far is a six-month trial. In September 2006, we completed patient enrollment in a pivotal, two-year, Phase 3, safety study of the Technosphere Insulin System that compares the pulmonary function of diabetes patients randomized to either Technosphere Insulin or standard diabetes care. We have completed patient enrollment in three other major Phase 3 clinical trials, two of which are pivotal efficacy trials. Based on our discussions with the Food and Drug Administration, or FDA, we plan to accumulate two years of controlled safety data before we file a new drug application for the Technosphere Insulin System. Our entire clinical trial program, including several special population studies, involves more than 4,500 patients. Longer durations of exposure may be necessary depending on the safety profile of our product.
Our Technosphere Insulin System utilizes our proprietary Technosphere formulation technology, which is based on a class of organic molecules that are designed to self-assemble into small particles onto which drug molecules can be loaded. We are also developing additional Technosphere-based products for the delivery of other drugs. In May 2007, we initiated trials for a second Technosphere product, MKC253. MKC253 is a Technosphere formulation of glucagon-like peptide 1, or GLP-1, that we are evaluating for safety and efficacy. GLP-1 is a hormone secreted in the small intestine and colon in response to food intake. GLP-1 in healthy individuals is known to stimulate insulin secretion and slow gastric emptying. Patients with type 2 diabetes often exhibit a lower level of GLP-1 secretion. The first MKC253 trial was completed during the third quarter. In addition to these products, we are developing therapies for the treatment of solid tumor cancers. We initiated a Phase 1 clinical trial of a therapeutic cancer vaccine in January 2007.

We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of September 30, 2007, we have reported accumulated net losses of $1.0 billion. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities.
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
Clinical development timelines, likelihood of success and total costs vary widely. We are focused primarily on advancing the Technosphere Insulin System through Phase 3 clinical trials and regulatory filings. We plan to commercialize our lead product as a treatment for diabetes. Based on the results of preclinical and clinical studies, we plan to develop additional applications of our Technosphere technology. Additionally, we anticipate that we will continue to determine which research and development projects to pursue, and how much funding to direct to each project, on an ongoing basis, in response to the scientific and clinical success of each product candidate. We cannot be certain when any revenues from the commercialization of our products will commence.
At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our product candidates other than the Technosphere Insulin System, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization. The costs required to complete the development of our Technosphere Insulin System will be largely dependent on the scope of our clinical trials, the cost and efficiency of our manufacturing process and discussions with the FDA on its requirements. We anticipate that our research and development expenses, particularly for the Technosphere Insulin System, will increase with the continuation of existing clinical trials, the initiation of new trials, the resulting manufacturing costs associated with producing clinical trial materials, and the expansion, qualification and validation of our commercial manufacturing processes and facilities.

GENERAL AND ADMINISTRATIVE EXPENSES
Our general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for administrative, finance, business development, human resources, legal and information systems support personnel. In addition, general and administrative expenses include business insurance and professional services costs.
We expect general and administrative expenses to increase in the future as a result of increased headcount, public company compliance and marketing programs.
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
RESULTS OF OPERATIONS
Three and nine months ended September 30, 2007 and 2006
Revenues
During the nine months ended September 30, 2007 and 2006, we recognized $10,000 and $100,000 in revenue, respectively, under a license agreement. We did not recognize any revenue in the three months ended September 30, 2007 or 2006. We do not anticipate sales of any product prior to regulatory approval and commercialization of our Technosphere Insulin System.
Research and Development Expenses
The following table provides a comparison of the research and development expense categories for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Three months ended
	September 30,
	2007	2006	$ Change	% Change
Clinical	$33,249	$30,067	$3,182	11%
Manufacturing	20,472	11,012	9,460	86%
Research	8,637	8,005	632	8%
Stock-based compensation expense	2,467	1,701	766	45%

Research and development expenses	$64,825	$50,785	$14,040	28%

	Nine months ended
	September 30,
	2007	2006	$ Change	% Change
Clinical	$97,276	$76,828	$20,448	27%
Manufacturing	60,534	29,141	31,393	108%
Research	25,333	21,133	4,200	20%
Stock-based compensation expense	6,950	4,954	1,996	40%

Research and development expenses	$190,093	$132,056	$58,037	44%

The increase in research and development expenses for the three and nine months ended September 30, 2007, as compared to the same periods in the prior year was primarily due to increased costs associated with the expanded clinical development of our Technosphere Insulin System and the continuation of other preclinical studies, increased manufacturing costs, increased salaries and related expenses driven by higher headcount, increased costs related to consulting services and technology agreements, and increased stock-based compensation expense. We anticipate that our research and development expenses associated with Technosphere Insulin System, expansion of our Technosphere platform technology and the pursuit of cancer therapies will increase in the future. Specifically, we anticipate increased expenses related to the continuation of existing and initiation of new clinical trials, and the resulting manufacturing costs associated with producing clinical trial materials.
General and Administrative Expenses
The following table provides a comparison of the general and administrative expense categories for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Three months ended
	September 30,
	2007	2006	$ Change	% Change
Salaries, employee related and other general expenses	$9,057	$8,867	$190	2%
Stock-based compensation expense	1,687	1,482	205	14%

General and administrative expenses	$10,744	$10,349	$395	4%

	Nine months ended
	September 30,
	2007	2006	$ Change	% Change
Salaries, employee related and other general expenses	$32,200	$24,217	$7,983	33%
Stock-based compensation expense	6,007	5,726	281	5%

General and administrative expenses	$38,207	$29,943	$8,264	28%

General and administrative expenses for the three months ended September 30, 2007 increased as compared to the same period in the prior year primarily due to increased salaries, employee related and other expenses resulting from increased headcount. General and administrative expenses for the nine months ended September 30, 2007 increased as compared to the same period in the prior year primarily due to increased professional fees and increased salaries, employee related and other general expenses resulting from increased headcount. We expect general and administrative expenses, other than non-cash stock-based compensation expense, to increase in the future.
Interest Income and Expense
Interest income for the three and nine months ended September 30, 2007 increased $2.4 million and $9.6 million as compared to the same periods in the prior year primarily due to higher cash balances as a result of the sale by the Company of common stock and convertible notes in December 2006. Interest expense for the three and nine months ended September 30, 2007 was related to the convertible notes issued in December 2006 and amortization of the debt issuance costs, offset by capitalized interest related to construction in progress, while interest expense for the comparable periods in 2006 was related to amounts borrowed under the loan arrangement with our principal stockholder in August 2006.
LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations primarily through the sale of equity securities. In October 2007, we issued and sold a total of 27,014,686 shares of our common stock. Of this total, 15,940,489 shares were sold to our principal stockholder at a price per share of $9.41 and 11,074,197 shares were sold to other investors at a price per share of $9.03. The resulting aggregate net proceeds were approximately $249.8 million after expenses. In December 2006, we issued and sold 23,000,000 shares of our common stock at a price of $17.42 per share in an underwritten public offering. The resulting aggregate net proceeds to us from this common stock offering were approximately $384.7 million after expenses. In December 2006, we also sold $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013. The resulting aggregate net proceeds to us from this note offering were approximately $111.3 million after expenses.
In August 2006, we entered into a $150.0 million loan arrangement with our principal stockholder, which was amended on August 1, 2007 and replaced with a new loan arrangement on October 2, 2007. Under the new arrangement, we can borrow up to a total of $350.0 million before January 1, 2010. From April 1, 2008 until September 30, 2008, we can borrow up to $150.0 million in one or more advances, and from March 1, 2009 until December 31, 2009, we can borrow the remaining $200.0 million plus any amount not previously borrowed in one or more advances. We may not borrow more than one advance in any 12-month period, and each advance must be not less than $50.0 million. Interest will accrue on each outstanding advance at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum and will be payable quarterly in arrears. Principal repayment is due on December 31, 2011. At any time after January 1, 2010, our principal stockholder can require us to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If our principal stockholder exercises this right, we will have until the earlier of 180 days after our principal stockholder provides written notice or December 31, 2011 to prepay such advances. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at our principal stockholder’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. Any borrowings under the loan arrangement will be unsecured. The loan arrangement contains no financial covenants. There are no warrants associated with the loan arrangement, nor are advances convertible into our common stock.
During the nine months ended September 30, 2007, we used $187.7 million of cash for our operations compared to using $134.7 million for our operations in the nine months ended September 30, 2006. We had a net loss of $218.2 million for the nine months ended September 30, 2007, of which $19.2 million consisted of non-cash charges such as depreciation and amortization, and stock-based compensation. We expect our negative cash flow from operations to continue at least until we obtain regulatory approval and achieve commercialization of our Technosphere Insulin System.
We generated $19.1 million of cash from investing activities during the nine months ended September 30, 2007, compared to generating $68.2 million for the nine months ended September 30, 2006. Cash generated in investing activities for the nine months ended September 30, 2007 was primarily from net sales of marketable securities of $65.0 million. In addition, $45.9 million was used to purchase machinery and equipment to expand our manufacturing operations and quality systems in support of our expansion of clinical trials for Technosphere Insulin System. We expect to make significant purchases of equipment in the foreseeable future.
Our financing activities provided cash of $1.4 million for the nine months ended September 30, 2007 compared to $53.6 million for the same period in 2006. Cash from financing activities in the first nine months of 2007 and 2006, respectively, was primarily from the exercise of stock options , the exercise of warrants, and purchases under the ESPP during the nine months ended September 30, 2007 and 2006, respectively, and the $50.0 million borrowed under the loan arrangement with our principal stockholder in the third quarter of 2006.
As of September 30, 2007, we had $204.2 million in cash, cash equivalents and marketable securities. Although we believe our existing capital resources, which includes the $250.0 million sale of common stock in October 2007 and the expanded $350.0 million loan arrangement with our principal stockholder, will be sufficient to fund our anticipated cash requirements through the third quarter of 2009, we will require significant additional financing in the future to fund our operations. Accordingly, we expect that we will need to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration with a pharmaceutical or biotechnology company or the establishment of other funding facilities, in order to continue the development and commercialization of our Technosphere Insulin System and other product candidates and to support our other ongoing activities.
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
Off-Balance Sheet Arrangements
As of September 30, 2007, we did not have any off-balance sheet arrangements.
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
Recent Accounting Pronouncements
In September 2007, the FASB ratified EITF 07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. EITF 07-3 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2007. We are assessing the impact of EITF 07-3 and have not determined whether it will have a material impact on our results of operations or financial position.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not used derivative financial instruments. However, we are exposed to market risk related to changes in interest rates. Our current policy is to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments is entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by ten percent from levels at September 30, 2007, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.
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
Our Chief Executive Officer and Chief Financial Officer, with the participation of our management, performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(b) of the Securities Exchange Act) as of September 30, 2007. Based on that evaluation, which included consideration of a material weakness in the operation of controls for identifying and recording clinical trial accruals that was described in our Quarterly Report on Form 10-Q for the period ended June 30, 2007, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at reasonable assurance levels as of September 30, 2007. We have disclosed this conclusion to the Audit Committee and to our independent registered public accountants.
We continue to improve our clinical trial accrual process to remediate this material weakness by strengthening the level of skills, knowledge and experience in the personnel involved in this process. We have hired new accounting personnel. Further, we continue to provide enhanced training to accounting and operating personnel involved with the recording of clinical trial costs and vendor invoice accruals.
Except for the changes described above, during the quarter ended September 30, 2007, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
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
We have never been profitable and, as of September 30, 2007, we had an accumulated deficit of $1.0 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates. This accumulated deficit may increase significantly as we expand development and clinical trial efforts.
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
In December 2006, we completed the sale of 23,000,000 shares of our common stock and $115.0 million of our 3.75% Senior Convertible Notes due 2013, raising aggregate net proceeds to us of approximately $496.0 million after expenses. In October 2007, we completed the sale of 27,014,686 shares of our common stock resulting in aggregate net proceeds of approximately $249.8 million after expenses. Also on October 2, 2007, we replaced the $150.0 million loan arrangement with our principal stockholder with a new loan arrangement that allows us to borrow up to a total of $350.0 million before January 1, 2010. From April 1, 2008 until September 30, 2008, we can borrow up to $150.0 million in one or more advances, and from March 1, 2009 until December 31, 2009, we can borrow the remaining $200.0 million plus any amount not previously borrowed in one or more advances. We may not borrow more than one advance in any 12-month period, and each advance must be not less than $50.0 million.
Based upon our current expectations, we believe that our existing capital resources, including the net proceeds from our sales of common stock and senior convertible notes and the new loan arrangement with our principal stockholder, will enable us to continue planned operations through the third quarter of 2009. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Accordingly, we plan to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration or the establishment of other funding facilities, in order to continue the development and commercialization of our Technosphere Insulin System and other product candidates and to support our other ongoing activities. The amount of additional funds we need will depend on a number of factors, including:
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
We have identified a material weakness in our internal control over financial reporting. If our internal controls over financial reporting are not considered effective, our business and stock price could be adversely affected. *
We have identified a material weakness in our internal control over financial reporting as a result of the failure of our controls to detect an overstatement of clinical trial liabilities. We continue to improve the process and have implemented controls to remediate this material weakness.
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K for that fiscal year. Section 404 also requires our independent registered public accounting firm to attest to, and report on, our internal controls over financial reporting.
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

We depend heavily on the successful development and commercialization of our lead product candidate, the Technosphere Insulin System, which is in clinical development, and our other product candidates, which are in early clinical or preclinical development. *
To date, we have not completed the development of any product candidates through to commercialization. Our Technosphere Insulin System is currently undergoing clinical trials, while our other product candidates are generally in early clinical or preclinical development. We anticipate that in the near term, our ability to generate revenues will depend solely on the successful development and commercialization of our Technosphere Insulin System.
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
We face substantial competition in the development and commercialization of our product candidates and may not be able to compete successfully, and our product candidates may be rendered obsolete by rapid technological change. *
We face intense competition in the development of our Technosphere Insulin System. In January 2006, the FDA and the European Commission approved Exubera, developed by Pfizer, Inc. in collaboration with Nektar Therapeutics, for the treatment of adults with type 1 and type 2 diabetes. In October 2007, Pfizer announced plans to withdraw the product from the market due to low demand. In July 2005, Eli Lilly and Company, in collaboration with Alkermes, Inc., initiated a pivotal Phase 3 safety trial of their AIR inhaled insulin system, which completed patient enrollment in September 2006. We believe Lilly plans to submit a New Drug Application, or NDA, for the AIR inhaled insulin system in 2009. In September 2006, Novo Nordisk A.S. began recruiting patients for a two-year Phase 3 safety trial of their AERx inhaled insulin system, after previously suspending clinical trials of the AERx product. In addition, a number of established pharmaceutical companies have or are developing technologies for the treatment of diabetes. We also face substantial competition for the development of our other product candidates.
Many of our existing or potential competitors have, or have access to, substantially greater financial, research and development, production, and sales and marketing resources than we do and have a greater depth and number of experienced managers. As a result, our competitors may be better equipped than we are to develop, manufacture, market and sell competing products. In addition, gaining favorable reimbursement is critical to the success of Technosphere Insulin. Many of our competitors have existing infrastructure and relationships with reimbursement authorities which can be used to their advantage.
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
Alfred Mann, our Chairman and Chief Executive Officer, is also serving as the Chairman and Co-Chief Executive Officer of Advanced Bionics Corporation. Mr. Mann is involved in many other business and charitable activities. As a result, the time and attention Mr. Mann devotes to the operation of our business varies, and he may not expend the same time or focus on our activities as other, similarly situated chief executive officers. If Mr. Mann is unable to devote the time and attention necessary to running our business, we may not be able to execute our business strategy and our business could be materially harmed.
Our facilities that are located in Southern California may be affected by man-made or natural disasters.
Our headquarters and some of our research and development activities are located in Southern California, where they are subject to a risk of man-made disasters and an enhanced risk of natural and other disasters such as fires, power and telecommunications failures, mudslides, and earthquakes. An act of terrorism, fire, earthquake or other catastrophic loss that causes significant damage to our facilities or interruption of our business could harm our business. We do not carry insurance to cover losses caused by earthquakes, and the insurance coverage that we carry for fire damage and for business interruption may be insufficient to compensate us for any losses that we may incur.
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
The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We are not aware of any precedent for the successful commercialization of products based on our technology. On January 26, 2006, the FDA approved the first pulmonary insulin product, Exubera. This approval has had an impact on and, notwithstanding the voluntary withdrawal of the product from the market by its manufacturer, could still impact the development and registration of our Technosphere Insulin System in different ways, including: Exubera may be used as a reference for safety and efficacy evaluations of our Technosphere Insulin System, and the approval standards set for Exubera may be applied to other products that follow including our Technosphere Insulin System. The FDA has advised us that it will regulate our Technosphere Insulin System as a “combination product” because of the complex nature of the system that includes the combination of a new drug (Technosphere Insulin) and a new medical device (the MedTone inhaler used to administer the insulin). The FDA indicated that the review of a future drug marketing application for our Technosphere Insulin System will involve three separate review groups of the FDA: (1) the Metabolic and Endocrine Drug Products Division; (2) the Pulmonary Drug Products Division; and (3) the Center for Devices and Radiological Health within the FDA that reviews medical devices. We currently understand that the Metabolic and Endocrine Drug Products Division will be the lead group and will obtain consulting reviews from the other two FDA groups. The FDA has not made an official final decision in this regard, however, and we can make no assurances at this time about what impact FDA review by multiple groups will have on the review and approval of our product or whether we are correct in our understanding of how our Technosphere Insulin System will be reviewed and approved.
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
RISKS RELATED TO OUR COMMON STOCK
Our stock price is volatile. *
The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:
•	the progress and results of our clinical trials;

•	announcements by us or our competitors concerning clinical trial results, acquisitions, strategic alliances, technological innovations, newly approved commercial products, product discontinuations, or other developments;

•	the availability of critical materials used in developing and manufacturing our Technosphere Insulin System or other product candidates;

•	developments or disputes concerning our patents or proprietary rights;

•	the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals;

•	announcements by us concerning our financial condition or operating performance;

•	changes in securities analysts’ estimates of our financial condition or operating performance;

•	general market conditions and fluctuations for emerging growth and pharmaceutical market sectors;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	discussion of our Technosphere Insulin System, our other product candidates, competitors’ products, or our stock price by the financial and scientific press, the healthcare community and online investor communities such as chat rooms; and

•	general economic, political or stock market conditions.
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
Our Chief Executive Officer and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings. *
At November 1, 2007, Mr. Mann beneficially owned approximately 48.2% of our outstanding shares of capital stock. We believe members of Mr. Mann’s family beneficially owned at least an additional 1% of our outstanding shares of common stock, although Mr. Mann does not have voting or investment power with respect to these shares. By virtue of his holdings, Mr. Mann can and will continue to be able to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.
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

The future sale of our common stock or the conversion of our senior convertible notes into common stock could negatively affect our stock price. *
As of November 1, 2007, we had approximately 100.9 million shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock may decline. Likewise the issuance of additional shares of our common stock upon the conversion of some or all of our senior convertible notes could adversely affect the trading price of our common stock. In addition, the existence of these notes may encourage short selling of our common stock by market participants. Furthermore, if we were to include in a company-initiated registration statement shares held by our stockholders pursuant to the exercise of their registrations rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, during the third quarter of 2007.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation

3.3(1)	Amended and Restated Bylaws.

4.1(2)	First Supplemental Indenture dated December 12, 2006 by and between MannKind Corporation and Wells Fargo Bank, N.A. as Trustee.

4.2(2)	Form of 3.75% Senior Convertible Notes due 2013 dated December 12, 2006.

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

(1)	Incorporated by reference to MannKind’s registration statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended.

(2)	Incorporated by reference to MannKind’s periodic report on Form 8-K (File No. 000-50865), filed with the SEC on December 12, 2006.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2007	MANNKIND CORPORATION
	By:	/s/ Richard L. Anderson
Richard L. Anderson
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)