Form 10-Q
period 2008-03-31
MANNKIND CORP
filed 2008-05-09
CIK 899460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 1, 2008, there were 101,425,785 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION
Form 10-Q
For the Quarterly Period Ended March 31, 2008

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS MANNKIND CORPORATION (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands except share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$269,079	$368,285
State research and development credit exchange	—	831
Prepaid expenses and other current assets	8,004	9,596

Total current assets	277,083	378,712
Property and equipment — net	185,895	162,683
State research and development credit exchange receivable — net of current portion	1,875	1,500
Other assets	549	548

Total	$465,402	$543,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,399	$35,463
Accrued expenses and other current liabilities	31,048	32,095

Total current liabilities	55,447	67,558
Senior convertible notes	111,882	111,761
Other liabilities	—	24

Total liabilities	167,329	179,343

Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value — 150,000,000 shares authorized; 101,423,232 and 101,380,823 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	1,014	1,014
Additional paid-in capital	1,449,519	1,444,125
Deficit accumulated during the development stage	(1,152,460)	(1,081,039)

Total stockholders’ equity	298,073	364,100

Total	$465,402	$543,443

See notes to condensed financial statements.

MANNKIND CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2008	2007	2008
Revenue	$20	$10	$2,988

Operating expenses:
Research and development	58,445	63,788	805,485
General and administrative	15,640	13,550	206,139
In-process research and development costs	—	—	19,726
Goodwill impairment	—	—	151,428

Total operating expenses	74,085	77,338	1,182,778

Loss from operations	(74,065)	(77,328)	(1,179,790)
Other income	60	52	(1,821)
Interest expense on note payable to principal stockholder	—	—	(1,511)
Interest expense on senior convertible notes	(337)	(1,145)	(3,967)
Interest income	2,921	5,280	34,653

Loss before provision for income taxes	(71,421)	(73,141)	(1,152,436)
Income taxes	—	—	(24)

Net loss	(71,421)	(73,141)	(1,152,460)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	(952)

Net loss applicable to common stockholders	$(71,421)	$(73,141)	$(1,175,672)

Net loss per share applicable to common stockholders — basic and diluted	$(0.70)	$(1.00)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	101,409	73,388

See notes to condensed financial statements.

MANNKIND CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,421)	$(73,141)	$(1,152,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,875	2,170	50,002
Stock-based compensation expense	5,433	4,549	60,263
Stock expense for shares issued pursuant to research agreement	—	—	3,018
Loss on sale and abandonment/disposal of property and equipment	(6)	—	10,487
Accrued interest on investments, net of amortization of premiums	—	—	58
In-process research and development	—	—	19,726
Discount on stockholder notes below market rate	—	—	241
Non-cash compensation expense of officer resulting from stockholder contribution	—	—	70
Accrued interest expense on notes payable to stockholders	—	—	1,538
Non-cash interest expense	—	—	3
Accrued interest on notes receivable	—	—	(747)
Goodwill impairment	—	—	151,428
Loss on available-for-sale securities	—	—	229
Changes in assets and liabilities:
State research and development credit exchange receivable	456	(375)	(1,875)
Prepaid expenses and other current assets	1,592	(3,064)	(6,404)
Other assets	(1)	1	(549)
Accounts payable	(9,876)	(592)	17,104
Accrued expenses and other current liabilities	(2,285)	5,635	25,074
Other liabilities	(24)	—	(2)

Net cash used in operating activities	(74,257)	(64,817)	(822,796)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	(3,450)	(726,950)
Sales of marketable securities	—	17,550	726,665
Purchase of property and equipment	(24,980)	(6,474)	(234,384)
Proceeds from sale of property and equipment	70	—	284

Net cash (used in) provided by investing activities	(24,910)	7,626	(234,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants	—	429	1,139,646
Collection of Series C convertible preferred stock subscriptions receivable	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivables	—	—	1,742
Borrowings on notes payable from principal stockholder	—	—	70,000
Principal payments on notes payable to principal stockholder	—	—	(70,000)
Borrowings on notes payable	—	—	3,460
Principal payments on notes payable	—	—	(1,667)
Proceeds from senior convertible notes	—	—	111,267
Payment of employment taxes related to vested restricted stock units	(39)	(40)	(903)

Net cash (used in) provided by financing activities	(39)	389	1,326,260

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2008	2007	2008
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(99,206)	$(56,802)	$269,079
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	368,285	319,555	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$269,079	$262,753	$269,079

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$—	$—	24
Interest paid in cash	—	—	6,043
Accretion on redeemable convertible preferred stock	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	171,154
Issuance of common stock for notes receivable	—	—	2,758
Issuance of put option by stockholder	—	—	(2,949)
Put option redemption by stockholder	—	—	1,921
Issuance of Series C convertible preferred stock subscriptions	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)
Noncash construction in progress	13,269	5,851	13,269
Noncash transfer from fixed assets to other current assets	—	—	1,600
In connection with the Company’s initial public offering, all shares of Series B and Series C convertible preferred stock, in the amount of $15.0 million and $50.0 million, respectively, automatically converted into common stock in August 2004.
See notes to condensed financial statements.

MANNKIND CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Description of business and basis of presentation
The accompanying unaudited condensed financial statements of MannKind Corporation (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest audited annual financial statements. The audited statements for the year ended December 31, 2007 are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 14, 2008 (the “Annual Report”).
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2008 may not be indicative of the results that may be expected for the full year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these condensed financial statements involve accrued expenses, the valuation of stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.
Business — MannKind Corporation is a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes and cancer. The Company’s lead investigational product candidate, the Technosphere Insulin System, is currently in Phase 3 clinical trials in the United States, Europe and Latin America to study its safety and efficacy in the treatment of diabetes. The Technosphere Insulin System consists of the Company’s proprietary Technosphere particles onto which insulin molecules are loaded. These loaded particles are then aerosolized and inhaled deep into the lung using the Company’s MedTone inhaler.
Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. Since its inception through March 31, 2008, the Company has reported accumulated net losses of $1.2 billion, which include a goodwill impairment charge of $151.4 million, and negative cash flow from operations of $822.8 million. It is costly to develop therapeutic products and conduct clinical trials for these products. Based upon the Company’s current expectations, management believes the Company’s existing capital resources will enable it to continue planned operations through the fourth quarter of 2009. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. Accordingly, the Company expects that it will need to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration with a pharmaceutical company or the establishment of other funding facilities, in order to continue the development and commercialization of its Technosphere Insulin System and other product candidates and to support its other ongoing activities.
Recently Issued Accounting Standards — In December 2007, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent., Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is evaluating the impact, if any, the adoption of this consensus will have on its results of operations, financial position or cash flows.
In December 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests to Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements, including capitalizing at the acquisition date the fair value of acquired in-process research and development, and remeasuring and writing down the assets, if necessary, in subsequent periods during their development. These new standards will be applied prospectively for business combinations that occur on or after January 1, 2009, except that presentation and disclosure requirements of SFAS No. 160 regarding noncontrolling interests shall be applied retrospectively.
In June 2007, the FASB ratified EITF 07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. EITF 07-3 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2007 and is to be applied prospectively for contracts entered into on or after the effective date. The Company adopted EITF 07-3 as of January 1, 2008 and it did not have a material impact on its results of operations, financial position or cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has elected not to adopt the fair value option as allowed under this Statement.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value for accounting purposes, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. In February 2008, FASB Staff Position (“FSP”) 157-2 was issued, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods with those fiscal years for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has already adopted this Statement except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2. The partial adoption of SFAS No. 157 did not have a material impact on its results of operations, financial position or cash flows. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157, as it relates to nonfinancial assets and liabilities, will have on its results of operations, financial position or cash flows.
2. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2008	2007
Salary and related expenses	$8,966	$11,989
Research and clinical trial costs	11,516	11,657
Accrued interest	1,270	192
Construction in progress	5,034	4,736
Other	4,262	3,521

Accrued expenses and other current liabilities	$31,048	$32,095

3. Accounting for stock-based compensation
Total stock-based compensation expense recognized in the condensed accompanying statements of operations was $5.4 million and $4.5 million for the three months ended March 31, 2008 and 2007, respectively.
As of March 31, 2008, there was $21.7 million and $24.0 million of unrecognized compensation cost related to options and restricted stock units, respectively, which is expected to be recognized over the remaining weighted average vesting period of 2.5 years.
On January 30, 2008, the Company’s board of directors approved an amendment to the 2004 Equity Incentive Plan to increase the number of shares of common stock available for issuance under the plan by 5,000,000 shares, subject to approval at the annual meeting of stockholders.
On February 6, 2008, the Compensation Committee approved a management proposal designed to encourage employee retention. The proposal involved the issuance of restricted stock units to the majority of employees and executive officers of the Company. A total of

1,678,674 restricted stock units were granted under the 2004 Equity Incentive Plan. These units will remain unvested until June 30, 2009, at which point they will fully vest. Stock compensation expense associated with these grants will be recorded on a straight line basis from February 6, 2008 through June 30, 2009 and is estimated to total approximately $11.0 million.
4. Net loss per common share
Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying condensed statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 17,883,897 shares and 15,056,675 shares as of March 31, 2008 and 2007, respectively.
5. State research and development credit exchange receivable
The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. At March 31, 2008, the estimated amount receivable under the program was $1.9 million.
6. Property and equipment — net
Property and equipment — net consist of the following (dollar amounts in thousands):

	Estimated
	Useful
	Life	March 31,	December 31,
	(Years)	2008	2007
Land	—	$5,273	$5,273
Buildings	39-40	9,566	9,566
Building improvements	5-40	52,518	52,438
Machinery and equipment	3-10	31,091	30,172
Furniture, fixtures and office equipment	5-10	3,654	3,657
Computer equipment and software	3	7,926	7,559
Leasehold improvements		205	205
Construction in progress		113,102	89,657
Deposits on equipment		4,930	4,882

		228,265	203,409
Less accumulated depreciation and amortization		(42,370)	(40,726)

Property and equipment — net		$185,895	$162,683

Leasehold improvements are amortized over the shorter of the term of the lease or the service lives of the improvements. Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2008 and 2007, and the cumulative period from February 14, 1991 (date of inception) to March 31, 2008 was $1.8 million, $2.1 million and $49.4 million, respectively. Capitalized interest during the three months ended March 31, 2008 and 2007 was $0.9 million and $0.2 million, respectively.
7. Warrants
In connection with the sale of common stock in the private placement which closed in August 2005, the Company concurrently issued warrants to purchase up to 3,426,000 shares of common stock at an exercise price of $12.228 per share. These warrants became exercisable in February 2006 and expire in August 2010. During the three months ended March 31, 2008, no warrants were exercised. As of March 31, 2008, warrants to purchase 2,882,873 shares of common stock remained outstanding.
8. Commitments and contingencies
Guarantees and Indemnifications — In the ordinary course of its business, the Company makes certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. The Company, as permitted under

Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. The Company has not recorded any liability for these indemnities in the accompanying condensed balance sheets. However, the Company accrues for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount can be reasonably estimated. No such losses have been recorded to date.
Litigation — The Company is involved in various legal proceedings and other matters. In accordance with SFAS No. 5, Accounting for Contingencies, the Company would record a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
9. Related-Party Loan Arrangement
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
Under the previous loan arrangement, the Company borrowed $50.0 million on August 2, 2006 and $20.0 million on November 27, 2006. On December 12, 2006, the Company paid off the total borrowings of $70.0 million following the completion of concurrent offerings of convertible notes and common stock. As of March 31, 2008 and December 31, 2007, there was no balance outstanding or accrued interest related to the $350.0 million loan arrangement.
10. Senior convertible notes
On December 12, 2006, the Company completed an offering of $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013 (the “Notes”), including $15.0 million aggregate principal amount of the Notes sold pursuant to the underwriters’ over-allotment option that was exercised in full. The Notes are governed by the terms of an indenture dated as of November 1, 2006 and a First Supplemental Indenture, dated as of December 12, 2006. The Notes bear interest at the rate of 3.75% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2007. As of March 31, 2008 and December 31, 2007, the Company had accrued interest of $1.3 million and $0.2 million, respectively, related to the Notes. The Notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the Notes is December 15, 2013 and payment is due in full on that date for unconverted securities. Holders may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding Notes into shares of the Company’s common stock at an initial conversion rate of 44.5002 shares per $1,000 principal amount of Notes, which is equal to a conversion price of approximately $22.47 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of the Notes will have the option to require the Company to repurchase all or any portion of such holder’s Notes at a repurchase price of 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any.

The Company incurred approximately $3.7 million in issuance costs which are recorded as an offset to the Notes in the accompanying condensed consolidated balance sheets. These costs and are being amortized to interest expense using the effective interest method over the term of the Notes. Amortized interest expense during the three months ended March 31, 2008 and 2007 was $0.1 million and $0.1 million, respectively.
11. Income taxes
As discussed in Note 16 to the financial statements in the Company’s Annual Report, management of the Company has concluded, in accordance with applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of its deferred tax assets. Accordingly, net deferred tax assets have been fully reserved.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A Risk Factors and elsewhere in this quarterly report on Form 10-Q (this “Quarterly Report”). These interim condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes for the year ended December 31, 2007 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.
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
We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of March 31, 2008, we have incurred a cumulative net loss of $1.2 billion. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities.
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
RESEARCH AND DEVELOPMENT EXPENSES
Our research and development expenses consist mainly of costs associated with the clinical trials of our product candidates which have not yet received regulatory approval for marketing and for which no alternative future use has been identified. This includes the salaries, benefits and stock-based compensation of research and development personnel, laboratory supplies and materials, facility costs, costs for consultants and related contract research, licensing fees, and depreciation of laboratory equipment. We track research and development costs by the type of cost incurred. We partially offset research and development expenses with the recognition of estimated amounts receivable from the State of Connecticut pursuant to a program under which we can exchange qualified research and development income tax credits for cash. Otherwise, we expense research and development costs as we incur them.
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
At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our product candidates other than the Technosphere Insulin System, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization. The costs required to complete the development of our Technosphere Insulin System will be largely dependent on the scope of our clinical trials, the cost and efficiency of our manufacturing process and discussions with the U.S. Food and Drug Administration, or FDA, on its requirements.
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
RESULTS OF OPERATIONS
Three months ended March 31, 2008 and 2007
Revenues
During the three months ended March 31, 2008 and 2007, we recognized $20,000 and $10,000, respectively, in revenue under a license agreement. We do not anticipate sales of any product prior to regulatory approval and commercialization of our Technosphere Insulin System.
Research and Development Expenses
The following table provides a comparison of the research and development expense categories for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three months ended
	March 31,			%
	2008	2007	$ Change	Change
Clinical	$27,290	$32,001	$(4,711)	(15)%
Manufacturing	20,810	21,614	(804)	(4)%
Research	7,627	8,350	(723)	(9)%
Research and development tax credit	(485)	(375)	(110)	29%
Stock-based compensation expense	3,203	2,198	1,005	46%

Research and development expenses	$58,445	$63,788	$(5,343)	(8)%

The decrease in research and development expenses for the three months ended March 31, 2008, as compared to the same period in the prior year, was primarily due to lower clinical trial costs and associated packaging costs for clinical materials, partially offset by higher stock-based compensation expense. We anticipate that our research and development expenses will increase slightly in 2008 as we complete our pivotal Technosphere Insulin trials, continue preparation for commercial scale manufacturing of Technosphere Insulin, expand our Technosphere platform technology, and continue to pursue cancer therapies. Specifically, we anticipate increased expenses related to the expansion, qualification and validation of our commercial manufacturing processes and facilities.
General and Administrative Expenses
The following table provides a comparison of the general and administrative expense categories for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three months ended
	March 31,			%
	2008	2007	$ Change	Change
Salaries, employee related and other general expenses	$13,410	$11,199	$2,211	20%
Stock-based compensation expense	2,230	2,351	(121)	(5)%

General and administrative expenses	$15,640	$13,550	$2,090	15%

General and administrative expenses for the three months ended March 31, 2008 increased as compared to the same period in the prior year primarily due to the purchase of patents from Emisphere Technologies, Inc. Stock-based compensation expense during the three months ended March 31, 2007 included $0.8 million in expense related to the modification of stock awards for one former employee who became a consultant. We expect general and administrative expenses to increase slightly in 2008 as a result of increased salary related expenses and professional service fees.
Interest Income and Expense
Interest income for the three months ended March 31, 2008 decreased $2.4 million as compared to the same period in the prior year primarily due to lower market interest rates and a lower investment balance. Interest expense for the three months ended March 31, 2008 decreased $0.8 million as compared to the same period in the prior year primarily due to an increase in capitalized interest related to the Danbury, Connecticut plant expansion.
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
During the three months ended March 31, 2008, we used $74.3 million of cash for our operations compared to using $64.8 million for our operations in the three months ended March 31, 2007. We had a net loss of $71.4 million for the three months ended March 31, 2008, of which $7.3 million consisted of non-cash charges such as depreciation and amortization, and stock-based compensation. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of our Technosphere Insulin System.
We spent $24.9 million of cash for investing activities during the three months ended March 31, 2008, compared to generating $7.6 million for the three months ended March 31, 2007. For the quarter ended March 31, 2008, $25.0 million was used to purchase machinery and equipment to expand our manufacturing operations and our quality systems that support clinical trials for Technosphere Insulin System. We expect to make significant purchases of equipment in the foreseeable future.
Our financing activities used $0.1 million of cash for the three months ended March 31, 2008 compared to generating $0.4 million for the same period in 2007. Cash from financing activities in the first three months of 2007 was primarily from the exercise of stock options.
As of March 31, 2008, we had $269.1 million in cash and cash equivalents. Although we believe our existing cash resources, including the $350.0 million loan arrangement with our principal stockholder, will be sufficient to fund our anticipated cash requirements through the fourth quarter of 2009, we will require significant additional financing in the future to fund our operations. Accordingly, we expect that we will need to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration with a pharmaceutical or biotechnology company or the establishment of other funding facilities, in order to continue the development and commercialization of our Technosphere Insulin System and other product candidates and to support our other ongoing activities.
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
We have held extensive discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for our Technosphere Insulin System. To date, we have not reached agreement with any of these companies on a collaboration. On April 10, 2008, we announced our decision to suspend partnership discussions as we believed that, given the existing market conditions, we would be unable to achieve an appropriate valuation for Technosphere Insulin until Phase 3 data are available that confirm our belief in the superior safety and efficacy profile of Technosphere Insulin. If and when we re-engage in such discussions, we believe that we will have to expend significant additional time and effort before we could reach agreement, and we cannot predict when, if ever, we could conclude such an agreement with a partner. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms, if at all. If we are not able to enter into a collaboration on terms that are favorable to us, we may be unable to undertake and fund product development, clinical trials, manufacturing and marketing activities at our own expense. Accordingly, we may have to substantially reduce our development efforts, which would delay or otherwise impede the commercialization of our Technosphere Insulin System.
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
Off-Balance Sheet Arrangements
The Company does not engage in any off-balance sheet arrangements and none existed as of March 31, 2008.
Contractual Obligations
There have been no material changes to our contractual obligations disclosed in Item 7 of our Annual Report.
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
In June 2007, the FASB ratified EITF 07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. EITF 07-3 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2007 and is to be applied prospectively for contracts entered into on or after the effective date. We adopted EITF-03 as of January 1, 2008 and it did not have a material impact on our results of operations, financial position or cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have elected not to adopt the fair value option as allowed under this Statement.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value for accounting purposes, and expands disclosures about fair value measurements. SFAS No. 157 is effective for us beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. In February 2008, FASB Staff Position (“FSP”) 157-2 was issued, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods with those fiscal years for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have already adopted this Statement except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2. The partial adoption of SFAS No. 157 did not have a material impact on its results of operations, financial position or cash flows. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157, as it relates to nonfinancial assets and liabilities, will have on its results of operations, financial position or cash flows.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not used derivative financial instruments in the past to hedge market risk. We are exposed to market risk related to changes in interest rates impacting our cash investment portfolio as well as the interest rate on our credit facility. The interest rate on our credit facility is a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum. Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments is entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Other than cash and cash equivalents, we do not have any short-term investments at March 31, 2008. If we were to draw the available amount on our $350 million credit facility and interest rates were to increase from levels at March 31, 2008, we could experience a higher level of interest expense than assumed in our current operating plan.
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
Our chief executive officer and chief financial officer performed an evaluation under the supervision and with the participation of our management, of our disclosure controls and procedures (as defined in Rule 13a-15(b) of the Securities Exchange Act) as of March 31, 2008. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
Item 1A. Risk Factors
You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this Quarterly Report. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors previously disclosed in Item 1A to the Annual Report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.
RISKS RELATED TO OUR BUSINESS
We have a history of operating losses, we expect to continue to incur losses and we may never become profitable.*
We are a development stage company with no commercial products. All of our product candidates are still being developed, and all but our Technosphere Insulin System are still in early stages of development. Our product candidates will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be commercialized. We anticipate that our Technosphere Insulin System will not be commercially available for at least two years, if at all.

We have never been profitable and, as of March 31, 2008, we had an accumulated deficit of $1.2 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates. This accumulated deficit may increase significantly as we expand development and clinical trial efforts.
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
Based upon our current expectations, we believe that our existing capital resources, including the loan arrangement with our principal stockholder, will enable us to continue planned operations through the fourth quarter of 2009. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Accordingly, we plan to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration or the establishment of other funding facilities, in order to continue the development and commercialization of our Technosphere Insulin System and other product candidates and to support our other ongoing activities. The amount of additional funds we need will depend on a number of factors, including:
•	the rate of progress and costs of our clinical trials and research and development activities, including costs of procuring clinical materials and expanding our own manufacturing facilities;

•	our success in establishing strategic business collaborations and the timing and amount of any payments we might receive from any collaboration we are able to establish;

•	actions taken by the FDA and other regulatory authorities affecting our products and competitive products;

•	our degree of success in commercializing our Technosphere Insulin System or our other product candidates;

•	the emergence of competing technologies and products and other adverse market developments;

•	the timing and amount of payments we might receive from potential licensees;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;

•	the costs of discontinuing projects and technologies or decommissioning existing facilities, if we undertake those activities; and

•	the costs of performing additional clinical studies to demonstrate safety and efficacy if our current studies do not deliver results sufficient for FDA approval and commercialization.
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
We face substantial competition in the development of our product candidates and may not be able to compete successfully, and our product candidates may be rendered obsolete by rapid technological change.*
We face intense competition in the development and commercialization of our Technosphere Insulin System. In January 2006, the FDA and the European Medicines Evaluation Agency approved Exubera®, developed by Pfizer, Inc. in collaboration with Nektar Therapeutics, for the treatment of adults with type 1 and type 2 diabetes. Exubera® was slow to gain market acceptance and, in October 2007, Pfizer announced that it was returning rights to the product to Nektar. In April 2008, Pfizer issued a press release stating it updated the U.S. product labeling for Exubera® to include a warning with safety information about lung cancer. Subsequently, Nektar released a statement that it has stopped all spending and partnership talks for Exubera® .
In the first quarter of 2008, Novo Nordisk and Eli Lilly ceased development of their respective inhaled insulin programs. Lilly cited that their decision resulted from increasing uncertainties in the regulatory environment and after a thorough evaluation of the evolving commercial and clinical potential of its product compared to existing medical therapies. Novo Nordisk reached the conclusion that AERx®, their inhaled insulin candidate, did not have adequate commercial potential. Notwithstanding the termination of the AERx® program, Novo Nordisk stated that it intended to increase research and development activities targeted at inhalation systems for long-acting formulations of insulin and GLP-1.
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
If we fail to enter into a strategic collaboration with respect to our Technosphere Insulin System, we may not be able to execute on our business model.*
We have held extensive discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for our Technosphere Insulin System. To date, we have not reached agreement with any of these companies on a collaboration. On April 10, 2008, we announced our decision to suspend partnership discussions as we believed that, given the existing market conditions, we would be unable to achieve an appropriate valuation for Technosphere Insulin until Phase 3 data are available that confirm our belief in the superior safety and efficacy profile of Technosphere Insulin. If and when we re-engage in such discussions, we believe that we will have to expend significant additional time and effort before we could reach agreement, and we cannot predict when, if ever, we could conclude such an agreement with a partner. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms, if at all. If we are not able to enter into a collaboration on terms that are favorable to us, we may be unable to undertake and fund product development, clinical trials, manufacturing and marketing activities at our own expense. Accordingly, we may have to substantially reduce our development efforts, which would delay or otherwise impede the commercialization of our Technosphere Insulin System.
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
If our suppliers fail to deliver materials and services needed for the production of our Technosphere Insulin System in a timely and sufficient manner, or they fail to comply with applicable regulations, our business and results of operations would be harmed and the market price of our common stock could decline.*
For our Technosphere Insulin System to be commercially viable, we need access to sufficient, reliable and affordable supplies of insulin, our MedTone inhaler, the related cartridges and other materials. In November 2007, we entered into a long-term supply agreement with N.V. Organon, which is currently our sole supplier for insulin. We are aware of several other suppliers of bulk insulin, but to date we have not entered into a commercial relationship with any of them. We have obtained our Technosphere pre-cursor raw material from Evonik Industries, a major chemical manufacturer with facilities in Europe and North America, and we are evaluating a second manufacturer to supply us with commercial quantities of this raw material. We also utilize our in-house chemical manufacturing plant as a back up facility. We believe both manufacturers have the capacity to supply our current clinical and future commercial requirements. We currently obtain our MedTone inhaler and cartridges from Vaupell, Inc., and have also qualified a second source for our cartridges. We must rely on our suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin in accordance with cGMP and the production of MedTone inhaler and related cartridges in accordance with device QSR. The supply of all of these materials may be limited or the manufacturer may not meet relevant regulatory requirements, and if we are unable to obtain these materials in sufficient amounts, in a timely manner and at reasonable prices, or if we should encounter delays or difficulties in our relationships with manufacturers or suppliers, the development or manufacturing of our Technosphere Insulin System may be delayed. Any such events would delay the submission of our Technosphere Insulin System for regulatory approval or market introduction and subsequent sales and, if so, our business and results of operations will be harmed and the market price of our common stock may decline.
We have never manufactured our Technosphere Insulin System or any other product candidate in commercial quantities, and if we fail to develop an effective manufacturing capability for our product candidates or to engage third-party manufacturers with this capability, we may be unable to commercialize these products.*
We have obtained our Technosphere precursor raw material primarily from Evonik Industries. We use our Danbury, Connecticut facility to formulate Technosphere Insulin, fill plastic cartridges with Technosphere Insulin and blister package the cartridges for our clinical trials. We are presently increasing our formulation, fill and finishing capabilities at Danbury in order to accommodate our activities through initial commercialization. This expansion will involve a number of third-party suppliers of equipment and materials as well as engineering and construction services. Our suppliers may not deliver all of the required equipment, materials and services in a timely manner or at reasonable prices. If we encounter difficulties in our relationships with these suppliers, or if a supplier becomes unable to provide us with goods or services at the agreed-upon terms or schedule, our facilities expansion could be delayed or its costs increased.
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
If we fail to enter into collaborations with third parties, we would be required to establish our own sales, marketing and distribution capabilities, which could impact the commercialization of our products and harm our business.*
A broad base of physicians, including primary care physicians, internists and endocrinologists, treat patients with diabetes. A large sales force, as well as Diabetes Nurse Educators, will be required in order to educate and support these physicians. Therefore, we plan to enter into collaborations with one or more pharmaceutical companies to market, distribute and sell our Technosphere Insulin System, if it is approved. If we fail to enter into collaborations, we would be required to establish our own direct sales, marketing and distribution capabilities. Establishing these capabilities can be time-consuming and expensive. To further expand the potential of our Technosphere Insulin System and to reach the majority of physicians treating patients with diabetes, it will be necessary to establish a primary-care sales force. Because we lack experience in selling pharmaceutical products to the diabetes market, we would be at a disadvantage to our potential competitors, all of whom have substantially more resources and experience than we do. For example, our competitors have existing sales forces in excess of 2,000 representatives targeting primary care physicians. We, acting alone, would not initially be able to field a sales force as large as our competitors or provide the same degree of market research or marketing support. Also, we would not be able to match our competitor’s spending levels for pre-launch marketing preparation, including medical education.
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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.
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
A patent owner may claim that we are making, using, selling or offering for sale an invention covered by the owner’s patents and may go to court to stop us from engaging in such activities. Such litigation is not uncommon in our industry. For example, in August 2006, Novo Nordisk filed a lawsuit against Pfizer claiming that Pfizer’s product Exubera infringes certain patents then owned by Novo Nordisk that cover inhaled insulin treatment for diabetes.
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
If other biotechnology and biopharmaceutical companies or the securities markets in general encounter problems, the market price of our common stock could be adversely affected.*
Public companies in general and companies included on the Nasdaq Stock Market in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. There has been particular volatility in the market prices of securities of biotechnology and other life sciences companies, and the market prices of these companies have often fluctuated because of problems or successes in a given market segment or because investor interest has shifted to other segments. These broad market and industry factors may cause the market price of our common stock to decline, regardless of our operating performance. We have no control over this volatility and can only focus our efforts on our own operations, and even these may be affected due to the state of the capital markets.
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
Our Chief Executive Officer and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.*
At April 2, 2008, Mr. Mann beneficially owned approximately 48.0% of our outstanding shares of capital stock. We believe members of Mr. Mann’s family beneficially owned at least an additional 1% of our outstanding shares of common stock, although Mr. Mann does not have voting or investment power with respect to these shares. By virtue of his holdings, Mr. Mann can and will continue to be able to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, during the first quarter of 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit
Number		Description of Document
3.1	(1)	Restated Certificate of Incorporation.

3.2	(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3	(3)	Amended and Restated Bylaws.

31.1		Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32		Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

(1)	Incorporated by reference to MannKind’s registration statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended.

(2)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q, filed with the SEC on August 9, 2007.

(3)	Incorporated by reference to MannKind’s current report on Form 8-K, filed with the SEC on November 19, 2007.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2008	MANNKIND CORPORATION
	By:	/s/ Matthew J. Pfeffer
Matthew J. Pfeffer
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)