Form 10-Q
period 2008-06-30
MANNKIND CORP
filed 2008-08-11
CIK 899460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 1, 2008, there were 101,598,408 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION
Form 10-Q
For the Quarterly Period Ended June 30, 2008

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets: June 30, 2008 and December 31, 2007
Condensed Statements of Operations: Three and six months ended June 30, 2008 and 2007 and the period from inception (February 14, 1991) to June 30, 2008
Condensed Statements of Cash Flows: Six months ended June 30, 2008 and 2007 and the period from inception (February 14, 1991) to June 30, 2008
Notes to Condensed Financial Statements
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
Item 6. Exhibits
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MANNKIND CORPORATION
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands except share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$180,454	$368,285
State research and development credit exchange	—	831
Prepaid expenses and other current assets	7,253	9,596

Total current assets	187,707	378,712
Property and equipment — net	208,742	162,683
State research and development credit exchange receivable — net of current portion	2,250	1,500
Other assets	549	548

Total	$399,248	$543,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,084	$35,463
Accrued expenses and other current liabilities	31,874	32,095

Total current liabilities	61,958	67,558
Senior convertible notes	112,004	111,761
Other liabilities	—	24

Total liabilities	173,962	179,343

Commitments and contingencies

Stockholders’ equity:
Undesignated preferred stock, $0.01 par value —— 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value — 150,000,000 shares authorized; 101,594,745 and 101,380,823 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1,016	1,014
Additional paid-in capital	1,456,556	1,444,125
Deficit accumulated during the development stage	(1,232,286)	(1,081,039)

Total stockholders’ equity	225,286	364,100

Total	$399,248	$543,443

See notes to condensed financial statements

MANNKIND CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

					Cumulative period
					from February 14,
					1991 (date of
	Three months ended		Six months ended		inception) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008
Revenue	$—	$—	$20	$10	$2,988

Operating expenses:
Research and development	67,574	61,480	126,019	125,268	873,059
General and administrative	13,290	13,913	28,930	27,463	219,429
In-process research and development costs	—	—	—	—	19,726
Goodwill impairment	—	—	—	—	151,428

Total operating expenses	80,864	75,393	154,949	152,731	1,263,642

Loss from operations	(80,864)	(75,393)	(154,929)	(152,721)	(1,260,654)
Other income (expense)	(60)	44	—	96	(1,881)
Interest expense on note payable to principal stockholder	—	—	—	—	(1,511)
Interest expense on senior convertible notes	(124)	(901)	(461)	(2,046)	(4,091)
Interest income	1,222	4,261	4,143	9,541	35,875

Loss before provision for income taxes	(79,826)	(71,989)	(151,247)	(145,130)	(1,232,262)
Income taxes	—	—	—	—	(24)

Net loss	(79,826)	(71,989)	(151,247)	(145,130)	(1,232,286)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	—	—	(952)

Net loss applicable to common stockholders	$(79,826)	$(71,989)	$(151,247)	$(145,130)	$(1,255,498)

Net loss per share applicable to common stockholders — basic and diluted	$(0.79)	$(0.98)	$(1.49)	$(1.98)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	101,427	73,421	101,418	73,405

See notes to condensed financial statements

MANNKIND CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Six months ended		Inception) to
	June 30,		June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(151,247)	$(145,130)	$(1,232,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,804	4,165	51,931
Stock-based compensation expense	12,068	8,803	66,898
Stock expense for shares issued pursuant to research agreement	—	—	3,018
Loss on sale and abandonment/disposal of property and equipment	121	—	10,614
Accrued interest on investments, net of amortization of premiums	—	—	58
In-process research and development	—	—	19,726
Discount on stockholder notes below market rate	—	—	241
Non-cash compensation expense of officer resulting from stockholder contribution	—	—	70
Accrued interest expense on notes payable to stockholders	—	—	1,538
Non-cash interest expense	—	—	3
Accrued interest on notes receivable	—	—	(747)
Goodwill impairment	—	—	151,428
Loss on available-for-sale securities	—	—	229
Changes in assets and liabilities:
State research and development credit exchange receivable	81	(750)	(2,250)
Prepaid expenses and other current assets	2,343	(14)	(5,653)
Other assets	(1)	(184)	(549)
Accounts payable	(5,982)	(5,062)	20,998
Accrued expenses and other current liabilities	(1,174)	10,722	26,185
Other liabilities	(24)	—	(2)

Net cash used in operating activities	(140,011)	(127,450)	(888,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	(3,450)	(726,950)
Sales of marketable securities	—	52,775	726,665
Purchase of property and equipment	(48,255)	(26,120)	(257,659)
Proceeds from sale of property and equipment	70	—	284

Net cash (used in) provided by investing activities	(48,185)	23,205	(257,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants	424	1,178	1,140,070
Collection of Series C convertible preferred stock subscriptions receivable	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivable	—	—	1,742
Borrowings on notes payable from principal stockholder	—	—	70,000
Principal payments on notes payable to principal stockholder	—	—	(70,000)
Borrowings on notes payable	—	—	3,460
Principal payments on notes payable	—	—	(1,667)
Proceeds from senior convertible notes	—	—	111,267
Payment of employment taxes related to vested restricted stock units	(59)	(59)	(923)

Net cash provided by financing activities	365	1,119	1,326,664

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Six months ended		Inception) to
	June 30,		June 30,
	2008	2007	2008
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(187,831)	$(103,126)	$180,454
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	368,285	319,555	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$180,454	$216,429	$180,454

SUPPLEMENTAL CASH FLOWS DISCLOSURES:

Cash paid for income taxes	$—	$—	$24
Interest paid in cash		2,192	6,043
Accretion on redeemable convertible preferred stock	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	171,154
Issuance of common stock for notes receivable	—	—	2,758
Issuance of put option by stockholder	—	—	(2,949)
Put option redemption by stockholder	—	—	1,921
Issuance of Series C convertible preferred stock subscriptions	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)
Noncash construction in progress	14,775	7,792	14,775
Noncash transfer from fixed assets to other current assets	—	—	1,600
In connection with the Company’s initial public offering, all shares of Series B and Series C convertible preferred stock, in the amount of $15.0 million and $50.0 million, respectively, automatically converted into common stock in August 2004.
See notes to condensed financial statements

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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the six months ended June 30, 2008 may not be indicative of the results that may be expected for the full year.
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
Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. Since its inception through June 30, 2008, the Company has reported accumulated net losses of $1.2 billion, which include a goodwill impairment charge of $151.4 million, and negative cash flow from operations of $888.6 million. It is costly to develop therapeutic products and conduct clinical trials for these products. Based upon the Company’s current expectations, management believes the Company’s existing capital resources, including the $350.0 million loan arrangement with our principal stockholder, will enable it to continue planned operations through the fourth quarter of 2009. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. Accordingly, the Company expects that it will need to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration with a pharmaceutical company or the establishment of other funding facilities, in order to continue the development and commercialization of its Technosphere Insulin System and other product candidates and to support its other ongoing activities.
Recently Issued Accounting Standards — In December 2007, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is evaluating the impact, if any, the adoption of this consensus will have on its results of operations, financial position or cash flows.
In December 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests to Consolidated Financial Statements —— an amendment of ARB No. 51” (“SFAS No. 160”). These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements, including capitalizing at the acquisition date the fair value of acquired in-process research and development, and remeasuring and writing down the assets, if necessary, in subsequent periods during their development. These new standards will be applied prospectively for business combinations that occur on or after January 1, 2009, except that presentation and disclosure requirements of SFAS No. 160 regarding noncontrolling interests shall be applied retrospectively.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value for accounting purposes, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. In February 2008, FASB Staff Position (“FSP”) 157-2 was issued, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods with those fiscal years for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has already adopted this Statement except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations, financial position or cash flows. The Company is evaluating the impact, if any, that the adoption of SFAS No. 157, as it relates to nonfinancial assets and liabilities, will have on its results of operations, financial position or cash flows.
2. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2008	2007
Salary and related expenses	$9,392	$11,989
Research and clinical trial costs	12,613	11,657
Accrued interest	192	192
Construction in progress	3,926	4,736
Other	5,751	3,521

Accrued expenses and other current liabilities	$31,874	$32,095

3. Accounting for stock-based compensation
Total stock-based compensation expense recognized in the accompanying condensed statements of operations for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock-based compensation	$6,634	$4,254	$12,068	$8,803

As of June 30, 2008, there were $18.9 million and $20.8 million of unrecognized compensation costs related to options and restricted stock units, respectively, which are expected to be recognized over the remaining weighted average vesting period of 2.4 years.
On May 22, 2008, the Company’s stockholders approved an amendment to the 2004 Equity Incentive Plan to increase the number of shares of common stock available for issuance under the plan by 5,000,000 shares.
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

4. Net loss per common share
Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying condensed statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of outstanding stock options, unvested restricted stock units, unexercised warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 17,985,754 shares and 15,242,217 shares as of June 30, 2008 and 2007, respectively.
5. State research and development credit exchange receivable
The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. At June 30, 2008, the estimated amount receivable under the program was $2.3 million.
6. Property and equipment — net
Property and equipment — net consist of the following (dollar amounts in thousands):

	Estimated
	Useful
	Life	June 30,	December 31,
	(Years)	2008	2007
Land	—	$5,273	$5,273
Buildings	39-40	9,566	9,566
Building improvements	5-40	64,048	52,438
Machinery and equipment	3-10	35,279	30,172
Furniture, fixtures and office equipment	5-10	3,668	3,657
Computer equipment and software	3	8,039	7,559
Leasehold improvements		184	205
Construction in progress		121,733	89,657
Deposits on equipment		4,946	4,882

		252,736	203,409
Less accumulated depreciation and amortization		(43,994)	(40,726)

Property and equipment — net		$208,742	$162,683

Leasehold improvements are amortized over the shorter of the term of the lease or the service lives of the improvements.
Depreciation expense related to property and equipment for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Depreciation expense	$1,807	$1,878	$3,561	$3,909

Capitalized interest added to property and equipment during the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Capitalized Interest	$1,076	$294	$1,937	$368

7. Warrants
In connection with the sale of common stock in the private placement which closed in August 2005, the Company concurrently issued warrants to purchase up to 3,426,000 shares of common stock at an exercise price of $12.228 per share. These warrants became exercisable in February 2006 and expire in August 2010. During the six months ended June 30, 2008, no warrants were exercised. As of June 30, 2008, warrants to purchase 2,882,873 shares of common stock remained outstanding.
8. Commitments and contingencies
Supply Commitments — As of June 30, 2008, the Company had a binding annual commitment for insulin purchases aggregating approximately $116.0 million. These purchases are expected to be delivered from 2009 through 2012.
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
Under the previous loan arrangement, the Company borrowed $50.0 million on August 2, 2006 and $20.0 million on November 27, 2006. On December 12, 2006, the Company paid off the total borrowings of $70.0 million following the completion of concurrent offerings of convertible notes and common stock. As of June 30, 2008 and December 31, 2007, there was no balance outstanding or accrued interest related to the $350.0 million loan arrangement.
10. Senior convertible notes
On December 12, 2006, the Company completed an offering of $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013 (the “Notes”), including $15.0 million aggregate principal amount of the Notes sold pursuant to the underwriters’ over-allotment option that was exercised in full. The Notes are governed by the terms of an indenture dated as of

November 1, 2006 and a First Supplemental Indenture, dated as of December 12, 2006. The Notes bear interest at the rate of 3.75% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2007. As of June 30, 2008 and December 31, 2007, the Company had accrued interest of $0.2 million and $0.2 million, respectively, related to the Notes. The Notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the Notes is December 15, 2013 and payment is due in full on that date for unconverted securities. Holders may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding Notes into shares of the Company’s common stock at an initial conversion rate of 44.5002 shares per $1,000 principal amount of Notes, which is equal to a conversion price of approximately $22.47 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of the Notes will have the option to require the Company to repurchase all or any portion of such holder’s Notes at a repurchase price of 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any. The Company incurred approximately $3.7 million in issuance costs which are recorded as an offset to the Notes in the accompanying condensed consolidated balance sheets. These costs and are being amortized to interest expense using the effective interest method over the term of the Notes.
Amortization of debt issuance expense during the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Amortization of debt issuance expense	$122	$117	$243	$256

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
12. Subsequent event
On July 9, 2008, the Company announced an Offer to Exchange Outstanding Options to Purchase Common Stock (the “Offer”) under which the Company offered eligible employees the opportunity to exchange certain of their out-of-the money stock options, on a grant by grant basis, for a reduced number of restricted stock units. Eligible options consisted of outstanding stock options under the 2004 Equity Incentive Plan that had an exercise price equal to or greater than $7.00 per share. Eligible employees included all persons employed by the Company as of the Offer date and excluded members of the Board of Directors who were not Company employees. Options to purchase approximately 5.4 million shares of our common stock were eligible for exchange pursuant to the Offer.
The Offer permitted eligible options that were subject to time-based vesting to be exchanged for restricted stock units that vest according to the following vesting schedule: 50% on August 1, 2009, 25% on February 1, 2010, and 25% on August 1, 2010. The Offer permitted eligible options that were subject to performance-based vesting to be exchanged for restricted stock units that vest in three installments as follows: 20% upon the acceptance by the U.S. Food and Drug Administration (“FDA”) of a filing of a New Drug Application (“NDA”) for Technosphere Insulin, 30% upon approval from the FDA to market Technosphere Insulin and 50% upon the first commercial sale of Technosphere Insulin.

Under the Offer, the ratio of shares of our common stock underlying eligible options to be exchanged for restricted stock units was established at 2:1. This Offer expired on August 6, 2008. Pursuant to the Offer, the Company accepted for exchange options to purchase an aggregate of 4,493,509 shares of the Company’s common stock from 322 eligible participants, representing 83% of the shares subject to options that were eligible to be exchanged in the Offer. Upon the terms and subject to the conditions set forth in the Offer, the Company will issue restricted stock units covering an aggregate of 2,246,781 shares of the Company’s common stock in exchange for the options surrendered pursuant to the Offer.
For the newly issued restricted stock units, both the remaining unamortized stock compensation expense related to the exchanged options and the incremental stock compensation expense resulting from the exchange will be amortized over the vesting periods of the newly issued restricted stock units. The extent of incremental stock compensation expense will be dependent upon the fair values of the options exchanged as compared to the Company’s closing stock price of $4.23 on August 6, 2008.
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
We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of June 30, 2008, we have incurred a cumulative net loss of $1.2 billion. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities.
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
BUSINESS UPDATE
On July 14, 2008, we held a routine meeting with the FDA to discuss the status of pre-clinical programs, clinical trials, and manufacturing capability as well as the materials that will be submitted as part of the NDA for our Technosphere Insulin System. The FDA responded to our questions and provided guidance for our remaining development efforts. None of the guidance that we received from the FDA at this pre-NDA meeting departed significantly from our existing development plans, leading us to believe that we remain on schedule to submit an NDA for the Technosphere Insulin System by early 2009 or sooner.
RESEARCH AND DEVELOPMENT EXPENSES
Our research and development expenses consist mainly of costs associated with the clinical trials of our product candidates which have not yet received regulatory approval for marketing and for which no alternative future use has been identified. This includes the salaries, benefits and stock-based compensation of research and development personnel, laboratory supplies and materials, facility costs, costs for consultants and related contract research, licensing fees, and depreciation of laboratory equipment. We track research and development costs by the type of cost incurred. We partially offset research and development expenses with the recognition of estimated amounts receivable or accrued from the State of Connecticut pursuant to a program under which we can exchange qualified research and development income tax credits for cash. Otherwise, we expense research and development costs as we incur them.
Our research and development staff conducts our internal research and development activities, which include research, product development, clinical development, manufacturing and related activities. This staff is located in our facilities in Valencia, California; Paramus, New Jersey; and Danbury, Connecticut.
Clinical development timelines, likelihood of success and total costs vary widely. We are focused primarily on advancing the Technosphere Insulin System through Phase 3 clinical trials and regulatory filings. Based on the results of preclinical studies, we are developing additional applications of our Technosphere technology. Additionally, we anticipate that we will continue to determine which research and development projects to pursue, and how much funding to direct to each project, on an ongoing basis, in response to the scientific and clinical success of each product candidate. We cannot be certain when any revenues from the commercialization of our products will begin.
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
RESULTS OF OPERATIONS

Three and six months ended June 30, 2008 and 2007
Revenues
During the six months ended June 30, 2008 and 2007, we recognized $20,000 and $10,000, respectively, in revenue under a license agreement. We did not recognize any revenue in the three months ended June 30, 2008 and 2007. We do not anticipate sales of any product prior to regulatory approval and commercialization of our Technosphere Insulin System.
Research and Development Expenses
The following table provides a comparison of the research and development expense categories for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended
	June 30,
	2008	2007	$ Change	% Change
Clinical	$33,874	$32,027	$1,847	6%
Manufacturing	20,875	18,448	2,427	13%
Research	9,745	9,096	649	7%
Research and development tax credit	(611)	(375)	(236)	63%
Stock-based compensation expense	3,691	2,284	1,407	62%

Research and development expenses	$67,574	$61,480	$6,094	10%

	Six months ended
	June 30,
	2008	2007	$ Change	% Change
Clinical	$61,164	$64,028	$(2,864)	(4)%
Manufacturing	41,685	40,062	1,623	4%
Research	17,372	17,446	(74)	0%
Research and development tax credit	(1,096)	(750)	(346)	46%
Stock-based compensation expense	6,894	4,482	2,412	54%

Research and development expenses	$126,019	$125,268	$751	1%

The increase in research and development expenses for the three months ended June 30, 2008 as compared to the same period in the prior year was primarily due to increases in manufacturing costs, clinical trial costs, and stock-based compensation expense.
The increase in research and development expenses for the six months ended June 30, 2008 as compared to the same period in the prior year was primarily due to increases in stock-based compensation expense and manufacturing costs, partially offset by lower clinical trial costs.
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
General and Administrative Expenses
The following table provides a comparison of the general and administrative expense categories for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three months ended
	June 30,
	2008	2007	$ Change	% Change
Salaries, employee related and other general expenses	$10,347	$11,943	$(1,596)	(13)%
Stock-based compensation expense	2,943	1,970	973	49%

General and administrative expenses	$13,290	$13,913	$(623)	(4)%

	Six months ended
	June 30,
	2008	2007	$ Change	% Change
Salaries, employee related and other general expenses	$23,757	$23,142	$615	3%
Stock-based compensation expense	5,173	4,321	852	20%

General and administrative expenses	$28,930	$27,463	$1,467	5%

The decrease in general and administrative expenses for the three months ended June 30, 2008 as compared to the same period in the prior year was primarily due to lower professional service fees, partially offset by increases in stock-based compensation expense and salary related expenses.
The increase in general and administrative expenses for the six months ended June 30, 2008 as compared to the same period in the prior year was primarily due to increases in salary related expenses and stock-based compensation expense, partially offset by lower professional service fees.
We expect general and administrative expenses to increase in 2008 as a result of increased salary and stock-based compensation related expenses and professional service fees.
Interest Income and Expense
Interest income for the three and six months ended June 30, 2008 decreased $3.0 million and $5.4 million, respectively, as compared to the same periods in the prior year primarily due to lower market interest rates and a lower investment balance.
Interest expense for the three and six months ended June 30, 2008 decreased $0.8 million and $1.6 million, respectively, as compared to the same periods in the prior year primarily due to an increase in capitalized interest related to the Danbury, Connecticut plant expansion.
LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations primarily through the sale of equity securities, including convertible debt securities. In October 2007, we issued and sold a total of 27,014,686 shares of our common stock. Of this total, 15,940,489 shares were sold to our principal stockholder at a price per share of $9.41 and 11,074,197 shares were sold to other investors at a price per share of $9.03. The resulting aggregate net proceeds were approximately $249.8 million after expenses. In December 2006, we issued and sold 23,000,000 shares of our common stock at a price of $17.42 per share in an underwritten public offering. The resulting aggregate net proceeds to us from this common stock offering were approximately $384.7 million after expenses. In December 2006, we also sold $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013. The resulting aggregate net proceeds to us from this note offering were approximately $111.3 million after expenses.
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
During the six months ended June 30, 2008, we used $140.0 million of cash for our operations compared to using $127.5 million for our operations in the six months ended June 30, 2007. We had a net loss of $151.2 million for the six months ended June 30, 2008, of which $15.9 million consisted of non-cash charges such as depreciation and amortization, and stock-based compensation. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of our Technosphere Insulin System.
We spent $48.2 million of cash for investing activities during the six months ended June 30, 2008, compared to generating $23.2 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, $48.3 million was used to purchase machinery and equipment to expand our manufacturing operations and our quality systems that support clinical trials for Technosphere Insulin System. We expect to make significant purchases of equipment in the foreseeable future.
Our financing activities provided $0.4 million of cash for the six months ended June 30, 2008 compared to generating $1.1 million for the same period in 2007. Cash from financing activities in the first six months of 2008 and 2007, respectively, was primarily from purchases under the Company’s 2004 Employee Stock Purchase Plan and the exercise of stock options, respectively.
As of June 30, 2008, we had $180.5 million in cash and cash equivalents. Although we believe our existing cash resources, including the $350.0 million loan arrangement with our principal stockholder, will be sufficient to fund our anticipated cash requirements through the fourth quarter of 2009, we will require significant additional financing in the future to fund our operations. Accordingly, we expect that we will need to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration with a pharmaceutical or biotechnology company or the establishment of other funding facilities, in order to continue the development and commercialization of our Technosphere Insulin System and other product candidates and to support our other ongoing activities.
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
Off-Balance Sheet Arrangements
The Company does not engage in any off-balance sheet arrangements and none existed as of June 30, 2008.
Contractual Obligations
There have been no material changes to our contractual obligations disclosed in Item 7 of our Annual Report.
Recent Accounting Pronouncements
In December 2007, the FASB ratified the EITF consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. We are evaluating the impact, if any, the adoption of this consensus will have on our results of operations, financial position or cash flows.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests to Consolidated Financial Statements —— an amendment of ARB No. 51” (“SFAS No. 160”). These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements, including capitalizing at the acquisition date the fair value of acquired IPR&D, and remeasuring and writing down the assets, if necessary, in subsequent periods during their development. These new standards will be applied prospectively for business combinations that occur on or after January 1, 2009, except that presentation and disclosure requirements of SFAS No. 160 regarding noncontrolling interests shall be applied retrospectively.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value for accounting purposes, and expands disclosures about fair value measurements. SFAS No. 157 is effective for us beginning January 1, 2008, and the provisions of SFAS No. 157 will be applied prospectively as of that date. In February 2008, FASB Staff Position (“FSP”) 157-2 was issued, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods with those fiscal years for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have already adopted this Statement except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2. The partial adoption of SFAS No. 157 did not have a material impact on its results of operations, financial position or cash flows. We are evaluating the impact, if any, that the adoption of SFAS No. 157, as it relates to nonfinancial assets and liabilities, will have on our results of operations, financial position or cash flows.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not used derivative financial instruments in the past to hedge market risk. We are exposed to market risk related to changes in interest rates impacting our cash investment portfolio as well as the interest rate on our credit facility. The interest rate on our credit facility is a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum. If we were to draw the available amount on our $350.0 million credit facility and interest rates were to increase from levels at June 30, 2008, we could experience a higher level of interest expense than assumed in our current operating plan.
Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments is entered into for trading purposes.

Our cash is deposited in and invested through highly rated financial institutions in North America. Other than cash and cash equivalents, we do not have any short-term investments at June 30, 2008. If market interest rates were to increase immediately and uniformly by ten percent from levels at June 30, 2008, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our chief executive officer and chief financial officer performed an evaluation under the supervision and with the participation of our management, of our disclosure controls and procedures (as defined in Rule 13a-15(b) of the Securities Exchange Act) as of June 30, 2008. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have never been profitable and, as of June 30, 2008, we had an accumulated deficit of $1.2 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates. This accumulated deficit may increase significantly as we expand development and clinical trial efforts.
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
We face substantial competition in the development of our product candidates and may not be able to compete successfully, and our product candidates may be rendered obsolete by rapid technological change.*
We face intense competition in the development and commercialization of our Technosphere Insulin System. In January 2006, the FDA and the European Medicines Evaluation Agency approved Exubera®, developed by Pfizer, Inc. in collaboration with Nektar Therapeutics, for the treatment of adults with type 1 and type 2 diabetes. Exubera® was slow to gain market acceptance and, in October 2007, Pfizer announced that it was returning rights to the product to Nektar. In April 2008, Pfizer issued a press release stating it updated the U.S. product labeling for Exubera® to include a warning with safety information about lung cancer. Subsequently, Nektar released a statement that it has stopped all spending and partnership talks for Exubera®.
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
Testing of our Technosphere Insulin System or another product candidate may not yield successful results, and even if it does, we may still be unable to commercialize that product candidate.*
Our research and development programs are designed to test the safety and efficacy of our Technosphere Insulin System and our other product candidates through extensive nonclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our Technosphere Insulin System or any of our other product candidates, including the following:
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
As a result of any of these events, we, any collaborator, the FDA, or any other regulatory authorities, may suspend or terminate clinical trials or marketing of our Technosphere Insulin System at any time. Any suspension or termination of our clinical trials or marketing activities may harm our business and results of operations and the market price of our common stock may decline.
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
We require a well-structured plan to make this transition. We have a number of executive personnel, particularly in clinical development, regulatory and manufacturing production, including personnel with significant Phase 3-to-commercialization experience. We have aligned our management structure to accommodate the increasing complexity of our operations, and we have implemented the following measures, among others, to accommodate our transition, complete development of our Technosphere Insulin System and successfully implement our commercialization strategy for our Technosphere Insulin System:
•	expand our manufacturing capabilities;

•	develop comprehensive and detailed commercialization, clinical development and regulatory plans; and

•	implement standard operating procedures, including those for protocol development.
If we are unable to accomplish these measures in a timely manner, we would be at considerable risk of failing to:
•	develop manufacturing capabilities to be ready for FDA inspection and commercial operations; and

•	develop the key clinical data needed to obtain regulatory approval and compete successfully in the marketplace.
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
We have never manufactured our Technosphere Insulin System or any other product candidate in commercial quantities, and if we fail to develop an effective manufacturing capability for our product candidates or to engage third-party manufacturers with this capability, we may be unable to commercialize these products.*
We have obtained our Technosphere precursor raw material primarily from Evonik Industries and are evaluating a second manufacturer to supply us with commercial quantities. We use our Danbury, Connecticut facility to formulate Technosphere Insulin, fill plastic cartridges with Technosphere Insulin and blister package the cartridges for our clinical trials. We are presently increasing our formulation, fill and finishing capabilities at Danbury in order to accommodate our activities through initial commercialization. This expansion will involve a number of third-party suppliers of equipment and materials as well as engineering and construction services. Our suppliers may not deliver all of the required equipment, materials and services in a timely manner or at reasonable prices. If we encounter difficulties in our relationships with these suppliers, or if a supplier becomes unable to provide us with goods or services at the agreed-upon terms or schedule, our facilities expansion could be delayed or its costs increased.
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
If we fail to enter into collaborations with third parties, we would be required to establish our own sales, marketing and distribution capabilities, which could impact the commercialization of our products and harm our business.*
A broad base of physicians, including primary care physicians and endocrinologists, treat patients with diabetes. A large sales force will be required in order to educate and support these physicians. Therefore, we plan to enter into collaborations with one or more pharmaceutical companies to market, distribute and sell our Technosphere Insulin System, if it is approved. If we fail to enter into collaborations, we would be required to establish our own direct sales, marketing and distribution capabilities. Establishing these capabilities can be time-consuming and expensive. Because we lack experience in selling pharmaceutical products to the diabetes market, we would be at a disadvantage compared to our potential competitors, all of whom have substantially more resources and experience than we do. For example, each of our competitors has an existing sales force in excess of 1,500 sales representatives. We, acting alone, would not initially be able to field a sales force as large as our competitors or provide the same degree of market research or marketing support. Also, we would not be able to match our competitor’s spending levels for pre-launch marketing preparation, including medical education.
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
Clinical testing can be costly and take many years, and the outcome is uncertain and susceptible to varying interpretations. Based on our discussions with the FDA at a recent pre-NDA meeting we expect that we will need to conduct a study prior to submitting our NDA that assesses the bioequivalency of the inhaler used in our clinical trials to date with the modified version of the same inhaler that we intend to use for commercial purposes. Although the FDA did not request any other trials prior to NDA submission, after receiving our data the agency could ask for additional studies. We cannot be certain when such studies might be requested, under what conditions such studies might be requested, or what the size or length of any such studies might be. The clinical trials of our product candidates may not be completed on schedule, the FDA or foreign regulatory agencies may order us to stop or modify our research, or these agencies may not ultimately approve any of our product candidates for commercial sale. The data collected from our clinical trials may not be sufficient to support regulatory approval of our various product candidates, including our Technosphere Insulin System. Two of our three pivotal trials (studies 009 and 030) are being conducted under Special Protocol Assessments and the third (study 102) is very similar to study 009. Nonetheless, even if we believe the data collected from our clinical trials are sufficient, the FDA has substantial discretion in the approval process and may disagree with our interpretation of the data. For example, even if we meet the statistical criteria for non-inferiority with respect to the primary endpoint in a pivotal clinical study (study 102) of our Technosphere Insulin System, the FDA may deem the results uninterpretable because of issues related to the open-label, non-inferiority design of the study. Our failure to adequately demonstrate the safety and efficacy of any of our product candidates would delay or prevent regulatory approval of our product candidates, which could prevent us from achieving profitability.
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
Our Chief Executive Officer and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.*
At August 7, 2008, Mr. Mann beneficially owned approximately 48% of our outstanding shares of capital stock. We believe members of Mr. Mann’s family beneficially owned at least an additional 1% of our outstanding shares of common stock, although Mr. Mann does not have voting or investment power with respect to these shares. By virtue of his holdings, Mr. Mann can and will continue to be able to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, during the second quarter of 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our 2008 Annual Meeting of Stockholders was held on May 22, 2008.
The following matters were voted on at our 2008 Annual Meeting of Stockholders:
     1. The election of nine nominees to serve on our board of directors until the 2009 Annual Meeting of Stockholders. The following nine individuals were elected to our board of directors by the votes indicated:

	Affirmative	Votes
	Votes	Withheld
Alfred E. Mann	95,940,357	480,730
Hakan S. Edstrom	96,085,949	335,138
Barry E. Cohen	95,991,344	429,743
Ronald J. Consiglio	96,041,637	379,450
Michael Friedman, M.D.	95,895,052	526,035
Heather May Murren	96,092,042	329,045
Kent Kresa	95,996,639	424,448
David H. MacCallum	96,095,664	325,423
Henry L. Nordhoff	95,999,862	421,225

     2. To approve an increase in the maximum number of shares of common stock that may be issued under MannKind’s 2004 Equity Incentive Plan from 9,000,000 shares to 14,000,000 shares. The increase in the maximum number of shares of common stock under MannKind’s 2004 Equity Incentive Plan was approved by the following vote: 51,414,578 votes for and 29,321,515 votes against, with 27,622 votes abstaining and 15,657,372 broker non-votes.
     3. The ratification of Deloitte & Touche LLP as independent auditor for the fiscal year ending December 31, 2008 was approved by the following vote: 96,129,610 votes for and 195,556 votes against, with 92,921 votes abstaining and 3,000 broker non-votes.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Document
3.1(1)	Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Amended and Restated Bylaws.

4.1(1)	Form of common stock certificate.

4.2(1)	Registration Rights Agreement, dated October 15, 1998 by and among CTL ImmunoTherapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended.

10.1(4)*	Executive Severance Agreement dated April 21, 2008 between MannKind and Matthew J. Pfeffer

10.2(4)*	Change of Control Agreement dated April 21, 2008 between MannKind and Matthew J. Pfeffer.

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

*	Indicates management contract or compensatory plan.

(1)	Incorporated by reference to MannKind’s registration statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended.

(2)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q, filed with the SEC on August 9, 2007.

(3)	Incorporated by reference to MannKind’s current report on Form 8-K, filed with the SEC on November 19, 2007.

(4)	Incorporated by reference to MannKind’s current report on Form 8-K, as amended, filed with the SEC on October 16, 2007.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2008	MANNKIND CORPORATION

	By:	/s/ Matthew J. Pfeffer

Matthew J. Pfeffer
Corporate Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)