Form 10-Q
period 2008-09-30
MANNKIND CORP
filed 2008-11-06
CIK 899460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
As of October 31, 2008 there were 101,714,494 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION
Form 10-Q
For the Quarterly Period Ended September 30, 2008

PART I: FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Balance Sheets: September 30, 2008 and December 31, 2007	3
Condensed Statements of Operations: Three and nine months ended September 30, 2008 and 2007 and the period from February 14, 1991 (date of inception) to September 30, 2008	4
Condensed Statements of Cash Flows: Nine months ended September 30, 2008 and 2007 and the period from February 14, 1991 (date of inception) to September 30, 2008	5
Notes to Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
PART II: OTHER INFORMATION	19
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	36
Item 4. Submission of Matters to a Vote of Security Holders	36
Item 5. Other Information	37
Item 6. Exhibits	39
SIGNATURES
EXHIBITS 31.1
EXHIBITS 31.2
EXHIBITS 32

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MANNKIND CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands except share data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$31,582	$368,285
Marketable securities	63,651	—

State research and development credit exchange	—	831
Prepaid expenses and other current assets	7,709	9,596

Total current assets	102,942	378,712
Property and equipment — net	225,515	162,683
State research and development credit exchange receivable — net of current portion	2,625	1,500
Other assets	550	548

Total	$331,632	$543,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,992	$35,463
Accrued expenses and other current liabilities	36,087	32,095

Total current liabilities	56,079	67,558
Senior convertible notes	112,128	111,761
Other liabilities	—	24

Total liabilities	168,207	179,343

Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value — 150,000,000 shares authorized; 101,710,590 and 101,380,823 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1,017	1,014
Additional paid-in capital	1,463,191	1,444,125
Deficit accumulated during the development stage	(1,300,783)	(1,081,039)

Total stockholders’ equity	163,425	364,100

Total	$331,632	$543,443

See notes to condensed financial statements

MANNKIND CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

					Cumulative
					period from
					February 14,
					1991 (date of
	Three months ended		Nine months ended		inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008
Revenue	$—	$—	$20	$10	$2,988

Operating expenses:
Research and development	55,645	64,825	181,665	190,093	928,705
General and administrative	13,435	10,744	42,365	38,207	232,864
In-process research and development costs	—	—	—	—	19,726
Goodwill impairment	—	—	—	—	151,428

Total operating expenses	69,080	75,569	224,030	228,300	1,332,723

Loss from operations	(69,080)	(75,569)	(224,010)	(228,290)	(1,329,735)
Other income (expense)	(7)	62	(7)	158	(1,888)
Interest expense on note payable to principal stockholder	—	—	—	—	(1,511)
Interest expense on senior convertible notes	(124)	(778)	(585)	(2,824)	(4,215)
Interest income	715	3,238	4,858	12,779	36,590

Loss before provision for income taxes	(68,496)	(73,047)	(219,744)	(218,177)	(1,300,759)
Income taxes	—	—	—	—	(24)

Net loss	(68,496)	(73,047)	(219,744)	(218,177)	(1,300,783)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	—	—	(952)

Net loss applicable to common stockholders	$(68,496)	$(73,047)	$(219,744)	$(218,177)	$(1,323,995)

Net loss per share applicable to common stockholders — basic and diluted	$(0.67)	$(0.99)	$(2.17)	$(2.97)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	101,647	73,520	101,495	73,444

See notes to condensed financial statements

MANNKIND CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Nine months ended		Inception) to
	September 30,		September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(219,744)	$(218,177)	$(1,300,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,321	6,253	55,448
Stock-based compensation expense	18,849	12,957	73,679
Stock expense for shares issued pursuant to research agreement	—	—	3,018
Loss on sale and abandonment/disposal of property and equipment	121	—	10,614
Accrued interest on investments, net of amortization of premiums	—	—	58
In-process research and development	—	—	19,726
Discount on stockholder notes below market rate	—	—	241
Non-cash compensation expense of officer resulting from stockholder contribution	—	—	70
Accrued interest expense on notes payable to stockholders	—	—	1538
Non-cash interest expense	—	—	3
Accrued interest on notes receivable	—	—	(747)
Goodwill impairment	—	—	151,428
Loss on available-for-sale securities	—	—	229
Changes in assets and liabilities:
State research and development credit exchange receivable	(294)	(378)	(2,625)
Prepaid expenses and other current assets	1,887	(1,226)	(6,109)
Other assets	(2)	(185)	(550)
Accounts payable	(12,502)	14,674	14,478
Accrued expenses and other current liabilities	3,343	(1,641)	30,702
Other liabilities	(24)	—	(2)

Net cash used in operating activities	(201,045)	(187,723)	(949,584)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(63,651)	(39,851)	(790,601)
Sales of marketable securities	—	104,900	726,665
Purchase of property and equipment	(72,297)	(45,940)	(281,701)
Proceeds from sale of property and equipment	70	—	284

Net cash (used in) provided by investing activities	(135,878)	19,109	(345,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants	425	1,557	1,140,071
Collection of Series C convertible preferred stock subscriptions receivable	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivable	—	—	1,742
Borrowings on notes payable from principal stockholder	—	—	70,000
Principal payments on notes payable to principal stockholder	—	—	(70,000)
Borrowings on notes payable	—	—	3,460
Principal payments on notes payable	—	—	(1,667)
Proceeds from senior convertible notes	—	—	111,267
Payment of employment taxes related to vested restricted stock units	(205)	(200)	(1,069)

Net cash provided by financing activities	220	1,357	1,326,519

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Nine months ended		Inception) to
	September 30,		September 30,
	2008	2007	2008
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(336,703)	$(167,257)	$31,582
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	368,285	319,555	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,582	$152,298	$31,582

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid during the period for income taxes	$—	$—	$24
Cash paid during the period for interest	2,156	2,192	8,199
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accretion on redeemable convertible preferred stock	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	171,154
Issuance of common stock for notes receivable	—	—	2,758
Issuance of put option by stockholder	—	—	(2,949)
Put option redemption by stockholder	—	—	1,921
Issuance of Series C convertible preferred stock subscriptions	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)
Construction in progress purchases in accounts payable and accrued expenses	10,900	14,855	10,900
Transfer from fixed assets to other current assets	—	—	1,600
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the nine months ended September 30, 2008 may not be indicative of the results that may be expected for the full year.
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
Business — MannKind Corporation is a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes and cancer. The Company recently announced that it has proposed “AFRESA” to the U.S. Food and Drug Administration (“FDA”) as the trade name for its lead investigational product candidate, formerly identified as the Technosphere Insulin System. The Company has completed the treatment phase of the three planned pivotal Phase 3 trials conducted in the U.S., Europe and Latin America and is preparing to file the New Drug Application (“NDA”) in early 2009 for AFRESA for the treatment of diabetes. AFRESA consists of the Company’s proprietary Technosphere particles onto which insulin molecules are loaded. These loaded particles are then aerosolized and, using the Company’s MedTone inhaler, are inhaled deep into the lung, where the insulin and carrier material enters the bloodstream. Technosphere® and MedTone® are registered trademarks in the United States. The Company has applied for registration of our trademark AFRESA™ in the United States.
Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. Since its inception through September 30, 2008, the Company has reported accumulated net losses of $1.3 billion, which include a goodwill impairment charge of $151.4 million, and negative cash flow from operations of $949.6 million. It is costly to develop therapeutic products and conduct clinical trials for these products. Based upon the Company’s current expectations, management believes the Company’s existing capital resources, including the $350.0 million loan arrangement with its principal stockholder, will enable it to continue planned operations through the fourth quarter of 2009. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. Accordingly, the Company expects that it will need to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration with a pharmaceutical company or the establishment of other funding facilities, in order to continue the development and commercialization of AFRESA and other product candidates and to support its other ongoing activities.
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
As of January 1, 2008, the Company adopted on a prospective basis certain required provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS No. 157”), as amended by Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157-2. Those provisions relate to the Company’s financial assets and liabilities carried at fair value and its fair value disclosures related to financial assets and liabilities. SFAS 157 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements — Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available. The Company’s financial instruments are carried at fair value. For example, substantially all of the Company’s marketable securities are classified as available-for-sale securities and are carried at fair value. The Company’s valuation measurements for the available-for-sale securities are Level 2 measurements. The partial adoption of SFAS 157 did not have a significant impact on the Company’s results of operations, financial position or cash flows. The Company is evaluating the impact, if any, that the adoption of SFAS No. 157, as it relates to nonfinancial assets and liabilities will have on its results of operations, financial position or cash flows.
2. Investment in securities
The following is a summary of the Company’s available-for-sale securities classified as current assets (in thousands).

	September 30,		December 31,
	2008		2007
	Cost
	Basis	Fair Value	Cost Basis	Fair Value
Commercial paper	$17,267	$17,267	$—	$—
Treasury bills	46,384	46,384	—	—

Total	$63,651	$63,651	$—	$—

The Company’s policy is to maintain a highly liquid short-term investment portfolio. The contractual maturities for commercial paper included in marketable securities are 93 and 94 days. The contractual maturities for treasury bills included in marketable securities are between three and five months. There were no proceeds from the sale of available-for-sale securities for the nine months ended September 30, 2008. Proceeds from the sale of available-for-sale securities amounted to approximately $104.9 million for the nine months ended September 30, 2007. Gross realized gains and losses for available-for-sale securities were insignificant. Gross realized gains and losses for available-for-sale securities are recorded as other income (expense). The cost of securities sold is based on the specific identification method. Unrealized gains and losses for available-for-sale securities for all periods presented in the table above were not material.

3. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2008	2007
Salary and related expenses	$12,428	$11,989
Research and clinical trial costs	13,324	11,657
Construction in progress costs	4,107	4,736
Accrued interest	1,270	192
Other	4,958	3,521

Accrued expenses and other current liabilities	$36,087	$32,095

4. Accounting for stock-based compensation
Total stock-based compensation expense recognized in the accompanying condensed statements of operations for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock-based compensation	$6,781	$4,154	$18,849	$12,957

As of September 30, 2008, there were $25.5 million and $24.9 million of estimated unrecognized compensation costs related to options and restricted stock units, respectively, which are expected to be recognized over the remaining weighted average vesting period of 2 years.
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
On July 9, 2008, the Company announced an Offer to Exchange Outstanding Options to Purchase Common Stock (the “Offer”) under which the Company offered eligible employees the opportunity to exchange up to an aggregate of 5,417,840 shares underlying of their out-of-the money stock options, on a grant by grant basis, for a reduced number of restricted stock units. The Offer expired on August 6, 2008. Pursuant to the Offer, the Company accepted for exchange options to purchase an aggregate of 4,493,509 shares of the Company’s common stock and issued restricted stock units covering an aggregate of 2,246,781 shares of the Company’s common stock. For the newly issued restricted stock units, both the remaining estimated unamortized stock compensation expense related to the exchanged options of approximately $13.9 million and the estimated incremental stock compensation expense resulting from the exchange of approximately $3.7 million will be amortized over the vesting periods of the newly issued restricted stock units.
5. Net loss per common share
Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying condensed statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of outstanding stock options, unvested restricted stock units, unexercised warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 19,607,924 shares and 17,061,343 shares as of September 30, 2008 and 2007, respectively.
6. State research and development credit exchange receivable
The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. At September 30, 2008, the estimated amount receivable under the program was $2.6 million.
7. Property and equipment
Property and equipment — net consist of the following (dollar amounts in thousands):

	Estimated
	Useful
	Life	September 30,	December 31,
	(Years)	2008	2007
Land	—	$5,273	$5,273
Buildings	39-40	52,719	9,566
Building improvements	5-40	116,972	52,438
Machinery and equipment	3-15	50,510	30,172
Furniture, fixtures and office equipment	5-10	5,824	3,657
Computer equipment and software	3	11,222	7,559
Leasehold improvements		184	205
Construction in progress		25,251	89,657
Deposits on equipment		4,947	4,882

		272,902	203,409
Less accumulated depreciation and amortization		(47,387)	(40,726)

Property and equipment — net		$225,515	$162,683

Leasehold improvements are amortized over the shorter of the term of the lease or the service lives of the improvements.
Depreciation expense related to property and equipment for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Depreciation expense	$3,393	$1,970	$6,954	$5,878

Capitalized interest added to property and equipment during the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Capitalized interest	$1,078	$419	$3,016	$785

8. Warrants
In connection with the sale of common stock in the private placement which closed in August 2005, the Company concurrently issued warrants to purchase up to 3,426,000 shares of common stock at an exercise price of $12.228 per share. These warrants became exercisable in February 2006 and expire in August 2010. During the nine months ended September 30, 2008, no warrants were exercised. As of September 30, 2008, warrants to purchase approximately 2,882,873 shares of common stock remained outstanding.

9. Commitments and contingencies
Supply Commitments — As of September 30, 2008, the Company had a binding annual commitment for insulin purchases aggregating approximately $107 million. These purchases are expected to be delivered from 2009 through 2012.
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
Litigation — The Company is involved in various legal proceedings and other matters. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
10. Related-Party Loan Arrangement
On August 2, 2006, the Company entered into a $150.0 million loan arrangement with its principal stockholder, which was amended on August 1, 2007 and replaced with a new loan arrangement on October 2, 2007. Under the new arrangement, the Company can borrow up to a total of $350.0 million before January 1, 2010. The Company has not yet borrowed under this arrangement but has given notice to its lender of its intent to draw down up to $150.0 million before February 28, 2009. From March 1, 2009 until December 31, 2009, the Company can borrow the remaining $200.0 million plus any amount not previously borrowed in one or more advances. Any advance must be not less than $50.0 million. Interest will accrue on each outstanding advance at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum and will be payable quarterly in arrears. Principal repayment is due on December 31, 2011. At any time after January 1, 2010, the principal stockholder can require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If the principal stockholder exercises this right, the Company will have until the earlier of 180 days after the principal stockholder provides written notice or December 31, 2011 to prepay such advances. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at the principal stockholder’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. Any borrowings under the loan arrangement will be unsecured. The loan arrangement contains no financial covenants. There are no warrants associated with the loan arrangement, nor are advances convertible into the Company’s common stock.
Under the previous loan arrangement, the Company borrowed $50.0 million on August 2, 2006 and $20.0 million on November 27, 2006. On December 12, 2006, the Company paid off the total borrowings of $70.0 million following the completion of concurrent offerings of convertible notes and common stock. As of September 30, 2008 and December 31, 2007, there was no balance outstanding or accrued interest related to the $350.0 million loan arrangement.
11. Senior convertible notes
On December 12, 2006, the Company completed an offering of $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013 (the “Notes”), including $15.0 million aggregate principal amount of the Notes sold pursuant to the underwriters’ over-allotment option that was exercised in full. The Notes are governed by the terms of an indenture dated as of November 1, 2006 and a First Supplemental Indenture, dated as of December 12, 2006. The Notes bear interest at the rate of 3.75% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2007. As of September 30, 2008 and December 31, 2007, the Company had accrued interest of $1.3 million and $0.2 million, respectively, related to the Notes. The Notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the Notes is December 15, 2013 and payment is due in full on that date for unconverted securities. Holders may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding Notes into shares of the Company’s common stock at an initial conversion rate of 44.5002 shares per $1,000 principal amount of Notes, which is equal to a conversion price of approximately $22.47 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of the Notes will have the option to require the Company to repurchase all or any portion of such holder’s Notes at a repurchase price of 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any. The Company incurred approximately $3.7 million in issuance costs which are recorded as an offset to the Notes in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Notes.
Amortization of debt issuance expense during the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Amortization of debt issuance expense	$124	$118	$367	$375

12. Income taxes
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

OVERVIEW
MannKind Corporation is a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes and cancer. Our lead investigational product candidate, AFRESA, is currently in Phase 3 clinical trials in the United States, Europe and Latin America to study its safety and efficacy in the treatment of diabetes. This dry powder therapy consists of our proprietary Technosphere particles onto which insulin molecules are loaded. These loaded particles are then aerosolized and, using the Company’s MedTone inhaler, are inhaled deep into the lung, where the insulin and carrier material enters the bloodstream. We believe that the performance characteristics, unique kinetics, convenience and ease of use of AFRESA may have the potential to change the way diabetes is treated. Currently, we are conducting clinical trials to evaluate the safety and efficacy of another Technosphere-based product for the treatment of diabetes and are developing additional formulations of active compounds loaded onto Technosphere particles. We are also developing therapies for the treatment of different types of cancer. Our other product candidates are at the research stage or in pre-clinical development.
We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of September 30, 2008, we have incurred a cumulative net loss of $1.3 billion. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities.
We do not expect to record sales of any product prior to regulatory approval and commercialization of AFRESA. We currently do not have the required approvals to market any of our product candidates, and we may not receive such approvals. We may not be profitable even if we succeed in commercializing any of our product candidates. We expect to make substantial and increasing expenditures and to incur additional operating losses for at least the next several years as we:
•	continue the clinical development of AFRESA for the treatment of diabetes;

•	expand our manufacturing operations for AFRESA to meet our currently anticipated commercial production needs;

•	expand our other research, discovery and development programs;

•	expand our proprietary Technosphere platform technology and develop additional applications for the pulmonary delivery of other drugs; and

•	enter into sales and marketing collaborations with other companies, if available on commercially reasonable terms, or develop these capabilities ourselves.
Our business is subject to significant risks, including but not limited to the risks inherent in our ongoing clinical trials and the regulatory approval process, the results of our research and development efforts, competition from other products and technologies and uncertainties associated with obtaining and enforcing patent rights.
Technosphere® and MedTone® are our registered trademarks in the United States. We have applied for registration of our trademark AFRESA™ in the United States. We have also applied for or registered company trademarks in other jurisdictions, including Europe and Japan. This report also contains trademarks and service marks owned by other companies that are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products in this report is not intended to, and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.
We maintain a website at www.mannkindcorp.com to which we regularly post copies of our press releases as well as additional information about us. Our filings with the SEC are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Interested persons can subscribe on our website to email alerts that are sent automatically when we issue press releases or file our reports with the SEC. Information contained in our website does not constitute a part of this report.
BUSINESS UPDATE
On September 17, 2008 we announced “AFRESA” as the trade name proposed to the FDA for our Technosphere® Insulin System. Earlier that same week, we released preliminary top-line results from a Phase 3 clinical study of AFRESA in patients with type 1 diabetes. This study compared the safety and efficacy of prandial inhalations of AFRESA to prandial subcutaneous injections of insulin aspart. Both treatment groups also received daily subcutaneous injections of a basal insulin (insulin glargine). AFRESA, compared to a rapid-acting insulin analog, showed:
•	Comparable reductions in A1C levels

•	Comparable numbers of patients reaching pre-defined A1C goals

•	Superior fasting blood glucose levels

•	Better early post-prandial glucose control

•	Fewer patients experiencing hypoglycemic events

•	Weight loss versus weight gain

•	No adverse effects on pulmonary function
On September 16, 2008, we issued a joint announcement with Pfizer Inc that we would transition certain Exubera patients with a continuing need for inhaled insulin to AFRESA. In October 2007, Pfizer announced that it would stop marketing Exubera (insulin human [rDNA origin]) Inhalation Powder because it did not meet customers’ needs or Pfizer’s financial expectations. Since that time, most Exubera patients were transitioned to other diabetes therapies, although there remained a small number of patients with a continuing medical need for inhaled insulin. Generally, these patients fell into two categories: those with severe needle-phobia and those with a very poor response to subcutaneous insulin. We agreed with Pfizer that these patients have a particularly high medical need and would benefit from using an inhaled insulin such as AFRESA. Under our agreement with Pfizer, some of our costs relating to the transition of patients will be reimbursed by Pfizer.
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
Clinical development timelines, likelihood of success and total costs vary widely. We are focused primarily on advancing AFRESA through Phase 3 clinical trials and regulatory filings. Based on the results of preclinical studies, we are developing additional applications of our Technosphere technology. Additionally, we anticipate that we will continue to determine which research and development projects to pursue, and how much funding to direct to each project, on an ongoing basis, in response to the scientific and clinical success of each product candidate. We cannot be certain when any revenues from the commercialization of our products will begin.
At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our product candidates other than AFRESA, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization. The costs required to complete the development of AFRESA will be largely dependent on the scope of our clinical trials, the cost and efficiency of our manufacturing process and discussions with the FDA on its requirements.

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
RESULTS OF OPERATIONS
Three and nine months ended September 30, 2008 and 2007
Revenues
During the nine months ended September 30, 2008 and 2007, we recognized $20,000 and $10,000 in revenue, respectively, under a license agreement. We did not recognize any revenue in the three months ended September 30, 2008 or 2007. We do not anticipate sales of any product prior to regulatory approval and commercialization of AFRESA.
Research and Development Expenses
The following table provides a comparison of the research and development expense categories for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended
	September 30,
	2008	2007	$ Change	% Change
Clinical	$27,044	$33,249	$(6,205)	(19)%
Manufacturing	18,434	20,472	(2,038)	(10)%
Research	6,549	8,265	(1,716)	(21)%
Research and development tax credit	(375)	372	(747)	(201)%
Stock-based compensation expense	3,993	2,467	1,526	62%

Research and development expenses	$55,645	$64,825	$(9,180)	(14)%

	Nine months ended
	September 30,
	2008	2007	$ Change	% Change
Clinical	$88,208	$97,276	$(9,068)	(9)%
Manufacturing	60,119	60,534	(415)	(1)%
Research	23,921	25,711	(1,790)	(7)%
Research and development tax credit	(1,471)	(378)	(1,093)	289%
Stock-based compensation expense	10,888	6,950	3,938	57%

Research and development expenses	$181,665	$190,093	$(8,428)	(4)%

The decrease in research and development expenses for the three and nine months ended September 30, 2008 as compared to the same period in the prior year was primarily due to decreased costs associated with the clinical development of AFRESA and the related manufacturing costs associated with clinical trial materials, partially offset by increased stock-based compensation expense and increased facilities related costs. We anticipate that our research and development expenses associated with AFRESA will continue to decline as we close out our pivotal clinical studies and prepare for the filing of our NDA with the FDA. There are purchases of raw materials planned in the fourth quarter of 2008 that may result in a spending increase in that quarter.

General and Administrative Expenses
The following table provides a comparison of the general and administrative expense categories for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended
	September 30,
	2008	2007	$ Change	% Change
Salaries, employee related and other general expenses	$10,647	$9,057	$1,590	18%
Stock-based compensation expense	2,788	1,687	1,101	65%

General and administrative expenses	$13,435	$10,744	$2,691	25%

	Nine months ended
	September 30,
	2008	2007	$ Change	% Change
Salaries, employee related and other general expenses	$34,404	$32,200	$2,204	7%
Stock-based compensation expense	7,961	6,007	1,954	33%

General and administrative expenses	$42,365	$38,207	$4,158	11%

General and administrative expenses for the three months ended September 30, 2008 increased as compared to the same period in the prior year primarily due to increased employee related and consulting expenses and increased stock-based compensation expense. General and administrative expenses for the nine months ended September 30, 2008 increased as compared to the same period in the prior year primarily due to increased employee related and consulting expenses and increased stock-based compensation expense, offset by decreased professional fees. We expect general and administrative expenses, other than non-cash stock-based compensation expense, to remain essentially constant in the future.
Interest Income and Expense
Interest income for the three and nine months ended September 30, 2008 decreased $2.5 million and $7.9 million, respectively as compared to the same periods in the prior year primarily due to lower market interest rates and a lower investment balance.
Interest expense for the three and nine months ended September 30, 2008 decreased $0.7 million and $2.2 million, respectively, as compared to the same periods in the prior year primarily due to an increase in capitalized interest related to the Danbury, Connecticut plant expansion.
LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations primarily through the sale of equity securities and convertible debt securities. In October 2007, we issued and sold a total of 27,014,686 shares of our common stock. Of this total, 15,940,489 shares were sold to our principal stockholder at a price per share of $9.41 and 11,074,197 shares were sold to other investors at a price per share of $9.03. The resulting aggregate net proceeds were approximately $249.8 million after expenses. In December 2006, we issued and sold 23,000,000 shares of our common stock at a price of $17.42 per share in an underwritten public offering. The resulting aggregate net proceeds to us from this common stock offering were approximately $384.7 million after expenses. In December 2006, we also sold $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013. The resulting aggregate net proceeds to us from this note offering were approximately $111.3 million after expenses.
In August 2006, we entered into a $150.0 million loan arrangement with our principal stockholder, which was amended on August 1, 2007 and replaced with a new loan arrangement on October 2, 2007. Under the new arrangement, we can borrow up to a total of $350.0 million before January 1, 2010. We have not yet borrowed under this arrangement, but we have given notice to our lender that we intend to draw down up to $150.0 million before February 28, 2009. From March 1, 2009 until December 31, 2009, we can borrow the remaining $200.0 million plus any amount not previously borrowed in one or more advances. Any advance must be not less than $50.0 million. Interest will accrue on each outstanding advance at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum and will be payable quarterly in arrears. Principal repayment is due on December 31, 2011. At any time after January 1, 2010, our principal stockholder can require us to prepay up to

$200.0 million in advances that have been outstanding for at least 12 months. If our principal stockholder exercises this right, we will have until the earlier of 180 days after our principal stockholder provides written notice or December 31, 2011 to prepay such advances. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at our principal stockholder’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. Any borrowings under the loan arrangement will be unsecured. The loan arrangement contains no financial covenants. There are no warrants associated with the loan arrangement, nor are advances convertible into our common stock.
During the nine months ended September 30, 2008, we used $201.0 million of cash for our operations compared to using $187.7 million for our operations in the nine months ended September 30, 2007. We had a net loss of $219.7 million for the nine months ended September 30, 2008, of which $26.2 million consisted of non-cash charges such as depreciation and amortization, and stock-based compensation. We expect our negative cash flow from operations to continue at least until we obtain regulatory approval and achieve commercialization of AFRESA.
We spent $135.9 million of cash for investing activities during the nine months ended September 30, 2008, compared to generating $19.1 million for the nine months ended September 30, 2007. Cash spent for investing activities for the nine months ended September 30, 2008 was primarily due to net purchases of marketable securities and the purchase of machinery and equipment to expand our manufacturing operations and quality systems in support of our expansion of clinical trials for, and potential commercial launch of, AFRESA. Cash generated in investing activities for the nine months ended September 30, 2007 was primarily from net sales of marketable securities, offset by purchases of machinery and equipment to expand our manufacturing operations and quality systems in support of our expansion of clinical trials for AFRESA. We plan to make purchases of raw materials in the fourth quarter of 2008 that may result in a spending increase in the fourth quarter of 2008.
Our financing activities provided cash of $0.2 million for the nine months ended September 30, 2008 compared to $1.4 million for the same period in 2007. Cash from financing activities in the first nine months of 2008 and 2007 was primarily from purchases under the Employee Stock Purchase Plan, and the exercise of stock options, the exercise of warrants, and purchases under the ESPP, respectively.
As of September 30, 2008, we had $95.2 million in cash, cash equivalents, and marketable securities. Although we believe our existing capital resources, which includes the expanded $350.0 million loan arrangement with our principal stockholder, will be sufficient to fund our anticipated cash requirements through the fourth quarter of 2009, we will require significant additional financing in the future to fund our operations. Accordingly, we expect that we will need to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration with a pharmaceutical or biotechnology company or the establishment of other funding facilities, in order to continue the development and commercialization of AFRESA and other product candidates and to support our other ongoing activities. However, due to current turbulence in the U.S. and global financial markets, it may be difficult for us to raise additional capital through the sale of equity and/or debt securities.
We intend to use our capital resources to continue the development of AFRESA and to develop additional applications for our proprietary Technosphere platform technology. In addition, portions of our capital resources will be devoted to expanding our other product development programs for the treatment of solid-tumor cancers. We are expending a portion of our capital resources to scale up our manufacturing capabilities in our Danbury facilities. During the quarter ending September 30, 2008 we completed a new facility for the commercial manufacture of AFRESA. The facility is now in the process of being qualified and readied for preapproval inspection by the FDA. We also intend to use our capital resources for general corporate purposes, which may include in-licensing or acquiring additional technologies.
We have held extensive discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for AFRESA. To date, we have not reached agreement with any of these companies. On April 10, 2008, we announced our decision to suspend partnership discussions as we believed that, given the existing market conditions, we would be unable to achieve an appropriate valuation for AFRESA until Phase 3 data is available that confirms our belief in the superior safety and efficacy profile of AFRESA. If and when we re-engage in such discussions, we believe that we will have to expend significant additional time and effort before we could reach an agreement, and we cannot predict when, if ever, we could conclude such an agreement with a partner. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms, if at all. If we are not able to enter into a collaboration on terms that are favorable to us, we may be unable to undertake and fund product development, clinical trials, manufacturing and marketing activities at our own expense. Accordingly, we may have to substantially reduce our development efforts, which would delay or otherwise impede the commercialization of AFRESA.
If we enter into a strategic business collaboration with a pharmaceutical or biotechnology company, we would expect, as part of the transaction, to receive additional capital. In addition, we expect to pursue the sale of equity and/or debt securities, or the establishment of other funding facilities. However, due to current turbulence in the U.S. and global financial markets, it may be difficult for us to raise additional capital through the sale of equity and/or debt securities. Issuances of debt or additional equity could impact the rights of our existing stockholders, dilute the ownership percentages of our existing stockholders and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets, including our Technosphere technology platform. There can be no assurance, however, that any strategic collaboration, sale of securities or sale or license of assets will be available to us on a timely basis or on acceptable terms, if at all. If we are unable to raise additional capital, we may be required to enter into agreements with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such agreements may not be on terms as commercially favorable to us.
However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. If planned operating results are not achieved or we are not successful in raising additional equity financing or entering a business collaboration, we may be required to reduce expenses through the delay, reduction or curtailment of our projects, including AFRESA development activities, or further reduction of costs for facilities and administration.
Off-Balance Sheet Arrangements
The Company does not engage in any off-balance sheet arrangements and none existed as of September 30, 2008.
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
As of January 1, 2008, we adopted on a prospective basis certain required provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements(“SFAS No. 157”), as amended by Financial Accounting Standards Board (FASB) Financial Staff

Position (FSP) No. 157-2. Those provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities. SFAS 157 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. The partial adoption of SFAS 157 did not have a significant impact on our results of operations, financial position or cash flows. We are evaluating the impact, if any, that the adoption of SFAS No. 157, as it relates to nonfinancial assets and liabilities, will have on our results of operations, financial position or cash flows.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have not used derivative financial instruments in the past to hedge market risk. We are exposed to market risk related to changes in interest rates impacting our cash investment portfolio as well as the interest rate on our credit facility. The interest rate on our credit facility is a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum. If we were to draw the available amount on our $350.0 million credit facility and interest rates were to increase from levels at September 30, 2008, we could experience a higher level of interest expense than assumed in our current operating plan.
Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments are entered into for trading purposes.
Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by ten percent from levels at September 30, 2008, we estimate that the fair value of our investment portfolio would decline by an immaterial amount.
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
Our chief executive officer and chief financial officer performed an evaluation under the supervision and with the participation of our management, of our disclosure controls and procedures (as defined in Rule 13a-15(b) of the Securities Exchange Act) as of September 30, 2008. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
RISKS RELATED TO OUR BUSINESS
We have a history of operating losses, we expect to continue to incur losses and we may never become profitable.*
We are a development stage company with no commercial products. All of our product candidates are still being developed, and all but AFRESA are still in early stages of development. Our product candidates will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be commercialized. We anticipate that AFRESA will not be commercially available for at least two years, if at all.
We have never been profitable and, as of September 30, 2008, we had an accumulated deficit of $1.3 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates. This accumulated deficit may increase significantly as we expand development and clinical trial efforts.
Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Our ability to achieve and sustain profitability depends upon obtaining regulatory approvals for and successfully commercializing AFRESA, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates, and we may not receive them. We may not be profitable even if we succeed in commercializing any of our product candidates. As a result, we cannot be sure when we will become profitable, if at all.
If we fail to raise additional capital, our financial condition and business would suffer.*
It is costly to develop therapeutic product candidates and conduct clinical trials for these product candidates. Although we are currently focusing on AFRESA as our lead product candidate, we have begun to conduct clinical trials for additional product candidates. Our existing capital resources will not be sufficient to support the expense of completing development of AFRESA or any of our other product candidates.
Based upon our current expectations, we believe that our existing capital resources, including the loan arrangement with our principal stockholder, will enable us to continue planned operations through the fourth quarter of 2009. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Accordingly, we plan to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration or the establishment of other funding facilities, in order to continue the development and commercialization of AFRESA and other product candidates and to support our other ongoing activities. However, due to current turbulence in the U.S. and global financial markets, it may be difficult for us to raise additional capital through the sale of equity and/or debt securities. The amount of additional funds we need will depend on a number of factors, including:
•	the rate of progress and costs of our clinical trials and research and development activities, including costs of procuring clinical materials and expanding our own manufacturing facilities;

•	our success in establishing strategic business collaborations and the timing and amount of any payments we might receive from any collaboration we are able to establish;

•	actions taken by the FDA and other regulatory authorities affecting our products and competitive products;

•	our degree of success in commercializing AFRESA or our other product candidates;

•	the emergence of competing technologies and products and other adverse market developments;

•	the timing and amount of payments we might receive from potential licensees;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;

•	the costs of discontinuing projects and technologies or decommissioning existing facilities, if we undertake those activities; and

•	the costs of performing additional clinical studies to demonstrate safety and efficacy if our current studies do not deliver results sufficient for FDA approval and commercialization.
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
In the event that sufficient additional funds are not obtained through strategic collaboration opportunities, sales of securities, licensing arrangements and/or asset sales on a timely basis, we may be required to reduce expenses through the delay, reduction or curtailment of our projects, including AFRESA development activities, or further reduction of costs for facilities and administration.
We depend heavily on the successful development and commercialization of our lead product candidate, AFRESA, which is in clinical development, and our other product candidates, which are in early clinical or preclinical development.*
To date, we have not completed the development of any product candidates through to commercialization. AFRESA is currently undergoing clinical trials, while our other product candidates are generally in early clinical or preclinical development. We anticipate that in the near term, our ability to generate revenues will depend solely on the successful development and commercialization of AFRESA.
We have expended significant time, money and effort in the development of our lead product candidate, AFRESA, which has not yet received regulatory approval and which may never be commercialized. Before we can market and sell AFRESA, we must receive the necessary approvals from the FDA and similar foreign regulatory agencies before AFRESA can be marketed in the United States or elsewhere. Even if we were to receive regulatory approval, we ultimately may be unable to gain market acceptance of AFRESA for a variety of reasons, including the treatment and dosage regimen, potential adverse effects, the availability of alternative treatments and cost effectiveness. If we fail to commercialize AFRESA, our business, financial condition and results of operations will be materially and adversely affected.
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

A significant portion of the research that we are conducting involves new and unproven compounds and technologies, including AFRESA, Technosphere platform technology and immunotherapy product candidates. Research programs to identify new product candidates require substantial technical, financial and human resources. Even if our research programs identify candidates that initially show promise, these candidates may fail to progress to clinical development for any number of reasons, including discovery upon further research that these candidates have adverse effects or other characteristics that indicate they are unlikely to be effective. In addition, the clinical results we obtain at one stage are not necessarily indicative of future testing results. If we fail to successfully complete the development and commercialization of AFRESA or develop or expand our other product candidates, or are significantly delayed in doing so, our business and results of operations will be harmed and the value of our stock could decline.
If we do not achieve our projected development goals in the timeframes we announce and expect, our business would be harmed and the market price of our common stock could decline.*
For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we publicly announce the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of the achievement of these milestones can vary dramatically from our estimates, in many cases for reasons beyond our control, depending on numerous factors, including:
•	the rate of progress, costs and results of our clinical trial and research and development activities, which will be impacted by the level of proficiency and experience of our clinical staff;

•	our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•	our ability to access sufficient, reliable and affordable supplies of components used in the manufacture of our product candidates, including insulin and other materials for AFRESA;

•	the costs of expanding and maintaining manufacturing operations, as necessary;

•	the extent of scheduling conflicts with participating clinicians and clinical institutions;

•	the receipt of approvals by our competitors and by us from the FDA and other regulatory agencies; and

•	other actions by regulators.
In addition, if we do not obtain sufficient additional funds through sales of securities, strategic collaborations or the license or sale of certain of our assets on a timely basis, we may be required to reduce expenses by delaying, reducing or curtailing our development of AFRESA or other product development activities, which would impact our ability to meet milestones. If we fail to commence or complete, or experience delays in or are forced to curtail, our proposed clinical programs or otherwise fail to adhere to our projected development goals in the timeframes we announce and expect, our business and results of operations will be harmed and the market price of our common stock may decline.
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
Many of our existing or potential competitors have, or have access to, substantially greater financial, research and development, production, and sales and marketing resources than we do and have a greater depth and number of experienced managers. As a result, our competitors may be better equipped than we are to develop, manufacture, market and sell competing products. In addition, gaining favorable reimbursement is critical to the success of AFRESA. Many of our competitors have existing infrastructure and relationships with managed care organizations and reimbursement authorities which can be used to their advantage.

The rapid rate of scientific discoveries and technological changes could result in one or more of our product candidates becoming obsolete or noncompetitive. Our competitors may develop or introduce new products that render our technology and AFRESA less competitive, uneconomical or obsolete. Our future success will depend not only on our ability to develop our product candidates but to improve them and to keep pace with emerging industry developments. We cannot assure you that we will be able to do so.
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
If we fail to enter into a strategic collaboration with respect to AFRESA, we may not be able to execute on our business model.*
We have held extensive discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for AFRESA. To date, we have not reached agreement with any of these companies on a collaboration. On April 10, 2008, we announced our decision to suspend partnership discussions as we believed that, given the existing market conditions, we would be unable to achieve an appropriate valuation for AFRESA until Phase 3 data is available that confirms our belief in the superior safety and efficacy profile of AFRESA. If and when we re-engage in such discussions, we believe that we will have to expend significant additional time and effort before we could reach an agreement, and we cannot predict when, if ever, we could conclude such an agreement with a partner. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms, if at all. If we are not able to enter into a collaboration on terms that are favorable to us, we may be unable to undertake and fund product development, clinical trials, manufacturing and marketing activities at our own expense. Accordingly, we may have to substantially reduce our development efforts, which would delay or otherwise impede the commercialization of AFRESA.
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
If we enter into collaborative agreements with respect to AFRESA and if our third-party collaborators do not perform satisfactorily or if our collaborations fail, development or commercialization of AFRESA may be delayed and our business could be harmed.*
We currently rely on clinical research organizations and hospitals to conduct, supervise or monitor some or all aspects of clinical trials involving AFRESA. Further, we may also enter into license agreements, partnerships or other collaborative arrangements to support the financing, development and marketing of AFRESA. We may also license technology from others to enhance or supplement our technologies. These various collaborators may enter into arrangements that would make them potential competitors. These various collaborators also may breach their agreements with us and delay our progress or fail to perform under their agreements, which could harm our business.
If we enter into collaborative arrangements, we will have less control over the timing, planning and other aspects of our clinical trials, and the sale and marketing of AFRESA and our other product candidates. We cannot offer assurances that we will be able to enter into satisfactory arrangements with third parties as contemplated or that any of our existing or future collaborations will be successful.
Testing of AFRESA or another product candidate may not yield successful results, and even if it does, we may still be unable to commercialize that product candidate.*
Our research and development programs are designed to test the safety and efficacy of AFRESA and our other product candidates through extensive nonclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of AFRESA or any of our other product candidates, including the following:

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
We have completed a pivotal Phase 3 safety study of AFRESA to evaluate pulmonary function over a period of two years, but AFRESA is intended for multiple uses per day. Due to the size and timeframe over which existing and planned clinical trials are conducted, the results of clinical trials, including our existing Phase 3 trials, may not be indicative of the effects of the use of AFRESA over longer terms. If use of AFRESA results in adverse health effects or reduced efficacy or both, the FDA or other regulatory agencies may terminate our ability to market and sell AFRESA, may narrow the approved indications for use or otherwise require restrictive product labeling or marketing, or may require further clinical trials, which may be time-consuming and expensive and may not produce favorable results.
As a result of any of these events, we, any collaborator, the FDA, or any other regulatory authorities, may suspend or terminate clinical trials or marketing of AFRESA at any time. Any suspension or termination of our clinical trials or marketing activities may harm our business and results of operations and the market price of our common stock may decline.
If we are unable to transition successfully from an early-stage development company to a company that commercializes therapeutics, our operations would suffer.*
We are at a critical juncture in our development, as we prepare to submit our first NDA. We require a well-structured plan to make this transition. We have a number of executive personnel, particularly in clinical development, regulatory and manufacturing production, including personnel with significant Phase 3-to-commercialization experience. We have aligned our management structure to accommodate the increasing complexity of our operations, and we have implemented the following measures, among others, to accommodate our transition, complete development of AFRESA and successfully implement our commercialization strategy for AFRESA:
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
If our suppliers fail to deliver materials and services needed for the production of AFRESA in a timely and sufficient manner, or they fail to comply with applicable regulations, our business and results of operations would be harmed and the market price of our common stock could decline.*
For AFRESA to be commercially viable, we need access to sufficient, reliable and affordable supplies of insulin, our MedTone inhaler, the related cartridges and other materials. In November 2007, we entered into a long-term supply agreement with N.V. Organon, which is currently our sole supplier for insulin. We are aware of several other suppliers of bulk insulin, but to date we have not entered into a commercial relationship with any of them. We have obtained our AFRESA pre-cursor raw material from Evonik Industries, a major chemical manufacturer with facilities in Europe and North America, and we are evaluating a second manufacturer to supply us with commercial quantities of this raw material. We also utilize our in-house chemical manufacturing plant as a back up facility. We believe both manufacturers have the capacity to supply our current clinical and future commercial requirements. We currently obtain our MedTone inhaler and cartridges from Vaupell, Inc., and have also qualified a second source for our cartridges. We must rely on our suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin in accordance with cGMP and the production of MedTone inhaler and related cartridges in accordance with device QSR. The supply of all of these materials may be limited or the manufacturer may not meet relevant regulatory requirements, and if we are unable to obtain these materials in sufficient amounts, in a timely manner and at reasonable prices, or if we should encounter delays or difficulties in our relationships with manufacturers or suppliers, the development or manufacturing of AFRESA may be delayed. Any such events would delay the submission of AFRESA for regulatory approval or market introduction and subsequent sales and, if so, our business and results of operations will be harmed and the market price of our common stock may decline.
We have never manufactured AFRESA or any other product candidate in commercial quantities, and if we fail to develop an effective manufacturing capability for our product candidates or to engage third-party manufacturers with this capability, we may be unable to commercialize these products.*
We have obtained our AFRESA precursor raw material primarily from Evonik Industries and are evaluating a second manufacturer to supply us with commercial quantities. We use our Danbury, Connecticut facility to formulate AFRESA, fill plastic cartridges with AFRESA and blister package the cartridges for our clinical trials. We are presently increasing our formulation, fill and finishing capabilities at Danbury in order to accommodate our activities through initial commercialization. This expansion will involve a number of third-party suppliers of equipment and materials as well as engineering and construction services. Our suppliers may not deliver all of the required equipment, materials and services in a timely manner or at reasonable prices. If we encounter difficulties in our relationships with these suppliers, or if a supplier becomes unable to provide us with goods or services at the agreed-upon terms or schedule, our facilities expansion could be delayed or its costs increased.
We have never manufactured AFRESA or any other product candidate in commercial quantities. As our product candidates move through the regulatory process, we will need to either develop the capability of manufacturing on a commercial scale or engage third-party manufacturers with this capability, and we cannot offer assurances that we will be able to do either successfully. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. In addition, before we would be able to produce commercial quantities of AFRESA at our Danbury facility, it would have to undergo a pre-approval inspection by the FDA. The expansion process and preparation for the FDA’s pre-approval inspection for commercial production at the Danbury facility could take an additional six months or longer. If we use a third-party supplier to formulate AFRESA or produce raw material, the transition could also require significant start-up time to qualify and implement the manufacturing process. If we engage a third-party manufacturer, our third-party manufacturer may not perform as agreed or may terminate its agreement with us.
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
When we purchased the facilities located in Danbury, Connecticut in 2001, there was a soil cleanup plan in process. As part of the purchase, we obtained an indemnification from the seller related to the remediation of the soil for all known environmental conditions that existed at the time the seller acquired the property. The seller is, in turn, indemnified for these known environmental conditions by the previous owner. We completed the final stages of the soil cleanup plan in the third quarter of 2008 which cost approximately $2.25 million. We have also received an indemnification from the seller for environmental conditions created during its ownership of the property and for environmental problems unknown at the time that the seller acquired the property. These additional indemnities are limited to the purchase price that we paid for the Danbury facilities. We are currently pursuing collection of the clean-up costs and expenses from the seller or the party responsible for the contamination. If we are unable to collect the full amount of these costs and expenses, our business and results of operations may be harmed.
If we fail to enter into collaborations with third parties, we would be required to establish our own sales, marketing and distribution capabilities, which could impact the commercialization of our products and harm our business.*
A broad base of physicians, including primary care physicians and endocrinologists, treat patients with diabetes. A large sales force will be required in order to educate these physicians about the benefits and advantages of AFRESA and to provide adequate support for them. Therefore, we plan to enter into collaborations with one or more pharmaceutical companies to market, distribute and sell AFRESA, if it is approved. If we fail to enter into collaborations, we would be required to establish our own direct sales, marketing and distribution capabilities. Establishing these capabilities can be time-consuming and expensive. Because we lack experience in selling pharmaceutical products to the diabetes market, we would be at a disadvantage compared to our potential competitors, all of whom have substantially more resources and experience than we do. For example, several other companies selling products to treat diabetes have existing sales forces in excess of 1,500 sales representatives. We, acting alone, would not initially be able to field a sales force as large as our competitors or provide the same degree of market research or marketing support. Also, we would not be able to match our competitor’s spending levels for pre-launch marketing preparation, including medical education. We cannot assure you that we will succeed in entering into acceptable collaborations, that any such collaboration will be successful or, if not, that we will successfully develop our own sales, marketing and distribution capabilities.
If any product that we may develop does not become widely accepted by physicians, patients, third-party payers and the healthcare community, we may be unable to generate significant revenue, if any.*
AFRESA and our other product candidates are new and unproven. Even if any of our product candidates obtains regulatory approvals, it may not gain market acceptance among physicians, patients, third-party payers and the healthcare community. Failure to achieve market acceptance would limit our ability to generate revenue and would adversely affect our results of operations.
The degree of market acceptance of AFRESA and our other product candidates will depend on many factors, including the:
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
If third-party payers do not reimburse customers for our products, our products might not be used or purchased, which would adversely affect our revenues.*
Our future revenues and potential for profitability may be affected by the continuing efforts of governments and third-party payers to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets the pricing of prescription pharmaceuticals is subject to governmental control. In the United States, there has been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private payers for healthcare goods and services may take in response to any healthcare reform proposals or legislation. Such reforms may make it difficult to complete the development and testing of AFRESA and our other product candidates, and therefore may limit our ability to generate revenues from sales of our product candidates and achieve profitability. Further, to the extent that such reforms have a material adverse effect on the business, financial condition and profitability of other companies that are prospective collaborators for some of our product candidates, our ability to commercialize our product candidates under development may be adversely affected.
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
If product liability claims are brought against us, we may incur significant liabilities and suffer damage to our reputation.*
The testing, manufacturing, marketing and sale of AFRESA and our other product candidates expose us to potential product liability claims. A product liability claim may result in substantial judgments as well as consume significant financial and management resources and result in adverse publicity, decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. We currently carry worldwide liability insurance in the amount of $10 million. We believe these limits are reasonable to cover us from potential damages arising from current and previous clinical trials of AFRESA. In addition, we carry local policies per trial in each country in which we conduct clinical trials that require us to carry coverage based on local statutory requirements. We intend to obtain product liability coverage for commercial sales in the future if AFRESA is approved. However, we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise, and because insurance coverage in our industry can be very expensive and difficult to obtain, we cannot assure you that we will be able to obtain sufficient coverage at an acceptable cost, if at all. If losses from such claims exceed our liability insurance coverage, we may ourselves incur substantial liabilities. If we are required to pay a product liability claim, we may not have sufficient financial resources to complete development or commercialization of any of our product candidates and, if so, our business and results of operations would be harmed and the market price of our common stock may decline.
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
RISKS RELATED TO REGULATORY APPROVALS
Our product candidates must undergo rigorous nonclinical and clinical testing and we must obtain regulatory approvals, which could be costly and time-consuming and subject us to unanticipated delays or prevent us from marketing any products.*
Our research and development activities, as well as the manufacturing and marketing of our product candidates, including AFRESA, are subject to regulation, including regulation for safety, efficacy and quality, by the FDA in the United States and comparable authorities in other countries. FDA regulations and the regulation of comparable foreign regulatory authorities are wide-ranging and govern, among other things:
•	product design, development, manufacture and testing;

•	product labeling;

•	product storage and shipping;

•	pre-market clearance or approval;

•	advertising and promotion; and

•	product sales and distribution.
Clinical testing can be costly and take many years, and the outcome is uncertain and susceptible to varying interpretations. Based on our discussions with the FDA at a recent pre-NDA meeting we expect that we will need to conduct a study prior to submitting our NDA that assesses the bioequivalency of the inhaler used in our clinical trials to date with the modified version of the same inhaler that we intend to use for commercial purposes. Although the FDA did not request any other trials prior to NDA submission, after receiving our data the agency could ask for additional studies. We cannot be certain when such studies might be requested, under what conditions such studies might be requested, or what the size or length of any such studies might be. The clinical trials of our product candidates may not be completed on schedule, the FDA or foreign regulatory agencies may order us to stop or modify our research, or these agencies may not ultimately approve any of our product candidates for commercial sale. The data collected from our clinical trials may not be sufficient to support regulatory approval of our various product candidates, including AFRESA. Even if we believe the data collected from our clinical trials are sufficient, the FDA has substantial discretion in the approval process and may disagree with our interpretation of the data. Our failure to adequately demonstrate the safety and efficacy of any of our product candidates would delay or prevent regulatory approval of our product candidates, which could prevent us from achieving profitability.
The requirements governing the conduct of clinical trials and manufacturing and marketing of our product candidates, including AFRESA, outside the United States vary widely from country to country. Foreign approvals may take longer to obtain than FDA approvals and can require, among other things, additional testing and different clinical trial designs. Foreign regulatory approval processes include all of the risks associated with the FDA approval processes. Some of those agencies also must approve prices of the products. Approval of a product by the FDA does not ensure approval of the same product by the health authorities of other countries. In addition, changes in regulatory policy in the United States or in foreign countries for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections.
The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We are not aware of any precedent for the successful commercialization of products based on our technology. On January 26, 2006, the FDA approved the first pulmonary insulin product, Exubera. This approval has had an impact on and, notwithstanding the voluntary withdrawal of the product from the market by its manufacturer, could still impact the development and registration of AFRESA in different ways, including: Exubera may be used as a reference for safety and efficacy evaluations of AFRESA, and the approval standards set for Exubera may be applied to other products that follow including AFRESA. The FDA has advised us that it will regulate AFRESA as a “combination product” because of the complex nature of the system that includes the combination of a new drug (AFRESA) and a new medical device (the MedTone inhaler used to administer the insulin). The FDA indicated that the review of a future drug marketing application for AFRESA will involve three separate review groups of the FDA: (1) the Metabolic and Endocrine Drug Products Division; (2) the Pulmonary Drug Products Division; and (3) the Center for Devices and Radiological Health within the FDA that reviews medical devices. We currently understand that the Metabolic and Endocrine Drug Products Division will be the lead group and will obtain consulting reviews from the other two FDA groups. The FDA has not made an official final decision in this regard, however, and we can make no assurances at this time about what impact FDA review by multiple groups will have on the review and approval of our product or whether we are correct in our understanding of how AFRESA will be reviewed and approved.
Also, questions that have been raised about the safety of marketed drugs generally, including pertaining to the lack of adequate labeling, may result in increased cautiousness by the FDA in reviewing new drugs based on safety, efficacy, or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Such regulatory considerations may also result in the imposition of more restrictive drug labeling or marketing requirements as conditions of approval, which may significantly affect the marketability of our drug products. FDA review of AFRESA as a combination product therapy may lengthen the product development and regulatory approval process, increase our development costs and delay or prevent the commercialization of AFRESA.
We are developing AFRESA as a new treatment for diabetes utilizing unique, proprietary components. As a combination product, any changes to either the MedTone inhaler, or AFRESA, including new suppliers, could possibly result in FDA requirements to repeat certain clinical studies. This means, for example, that switching to an alternate delivery system could require us to undertake additional clinical trials and other studies, which could significantly delay the development and commercialization of AFRESA. Our product candidates that are currently in development for the treatment of cancer also face similar obstacles and costs.
We currently expect that our inhaler will be reviewed for approval as part of the NDA for AFRESA. No assurances exist that we will not be required to obtain separate device clearances or approval for use of our inhaler with AFRESA. This may result in our being subject to medical device review user fees and to other device requirements to market our inhaler and may result in significant delays in commercialization. Even if the device component is approved as part of our NDA for AFRESA, numerous device regulatory requirements still apply to the device part of the drug-device combination.
We have only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely approvals from the FDA or foreign regulatory agencies, if at all.*
We will not be able to commercialize AFRESA or any other product candidates until we have obtained regulatory approval. We have no experience as a company in late-stage regulatory filings, such as preparing and submitting NDAs, which may place us at risk of delays, overspending and human resources inefficiencies. Any delay in obtaining, or inability to obtain, regulatory approval could harm our business.
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
Even if we obtain regulatory approval for our product candidates, such approval may be limited and we will be subject to stringent, ongoing government regulation.*
Even if regulatory authorities approve any of our product candidates, they could approve less than the full scope of uses or labeling that we seek or otherwise require special warnings or other restrictions on use or marketing or could require potentially costly post-marketing follow-up clinical trials. Regulatory authorities may limit the segments of the diabetes population to which we or others may market AFRESA or limit the target population for our other product candidates. Based on currently available clinical studies, we believe that AFRESA may have certain advantages over currently approved insulin products including its approximation of the natural early insulin secretion normally seen in healthy individuals following the beginning of a meal. Nonetheless, there are no assurances that these and other advantages, if any, of AFRESA have clinical significance or can be confirmed in head-to-head clinical trials against appropriate approved comparator insulin drug products. Such comparative clinical trials are required to make these types of superiority claims in labeling or advertising. These aforementioned observations and others may therefore not be capable of substantiation in comparative clinical trials prior to our NDA submission, if at all, or otherwise may not be suitable for inclusion in product labeling or advertising and, as a result, AFRESA may not have competitive advantages when compared to other insulin products.
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
Our insulin supplier does not yet supply human recombinant insulin for an FDA-approved product and will likely be subject to an FDA preapproval inspection before the agency will approve a future marketing application for AFRESA.
Our insulin supplier sells its product outside of the United States. However, we can make no assurances that our insulin supplier will be acceptable to the FDA. If we were required to find a new or additional supplier of insulin, we would be required to evaluate the new supplier’s ability to provide insulin that meets our specifications and quality requirements, which would require significant time and expense and could delay the manufacturing and future commercialization of AFRESA. We also depend on suppliers for other materials that comprise AFRESA, including our MedTone inhaler and cartridges. All of our device suppliers must comply with relevant regulatory requirements including QSR. It also is likely that major suppliers will be subject to FDA preapproval inspections before the agency will approve a future marketing application for AFRESA. At the present time our insulin supplier is certified to the ISO9001:2000 Standard. There can be no assurance, however, that if the FDA were to conduct a preapproval inspection of our insulin supplier or other suppliers, that the agency would find that the supplier substantially comply with the QSR or cGMP requirements, where applicable. If we or any potential third-party manufacturer or supplier fails to comply with these requirements or comparable requirements in foreign countries, regulatory authorities may subject us to regulatory action, including criminal prosecutions, fines and suspension of the manufacture of our products.
Reports of side effects or safety concerns in related technology fields or in other companies’ clinical trials could delay or prevent us from obtaining regulatory approval or negatively impact public perception of our product candidates.
At present, there are a number of clinical trials being conducted by us and other pharmaceutical companies involving insulin delivery systems. If we discover that our lead product candidate is associated with a significantly increased frequency of adverse events, or if other pharmaceutical companies announce that they observed frequent adverse events in their trials involving the pulmonary delivery of insulin, we could encounter delays in the timing of our clinical trials or difficulties in obtaining the approval of AFRESA. As well, the public perception of our lead product candidates might be adversely affected, which could harm our business and results of operations and cause the market price of our common stock to decline, even if the concern relates to another company’s products or product candidates.
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
Although we own a number of domestic and foreign patents and patent applications relating to AFRESA and cancer vaccine products under development, we have identified certain third-party patents having claims relating to pulmonary insulin delivery that may trigger an allegation of infringement upon the commercial manufacture and sale of AFRESA. We have also identified third-party patents disclosing methods of use and compositions of matter related to DNA-based vaccines that also may trigger an allegation of infringement upon the commercial manufacture and sale of our cancer therapy. If a court were to determine that our insulin products or cancer therapies were infringing any of these patent rights, we would have to establish with the court that these patents were invalid or unenforceable in order to avoid legal liability for infringement of these patents. However, proving patent invalidity or unenforceability can be difficult because issued patents are presumed valid. Therefore, in the event that we are unable to prevail in an infringement or invalidity action we will have to either acquire the third-party patents outright or seek a royalty-bearing license. Royalty-bearing licenses effectively increase production costs and therefore may materially affect product profitability. Furthermore, should the patent holder refuse to either assign or license us the infringed patents, it may be necessary to cease manufacturing the product entirely and/or design around the patents, if possible. In either event, our business would be harmed and our profitability could be materially adversely impacted.
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
RISKS RELATED TO OUR COMMON STOCK
Our stock price is volatile. *
The current turbulence in the U.S. and global financial markets could adversely affect our stock price and our ability to raise additional capital through the sale of equity and/or debt securities. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:
•	the progress and results of our clinical trials;

•	announcements by us or our competitors concerning clinical trial results, acquisitions, strategic alliances, technological innovations, newly approved commercial products, product discontinuations, or other developments;

•	the availability of critical materials used in developing and manufacturing AFRESA or other product candidates;

•	developments or disputes concerning our patents or proprietary rights;

•	the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals;

•	announcements by us concerning our financial condition or operating performance;

•	changes in securities analysts’ estimates of our financial condition or operating performance;

•	general market conditions and fluctuations for emerging growth and pharmaceutical market sectors;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	discussion of AFRESA, our other product candidates, competitors’ products, or our stock price by the financial and scientific press, the healthcare community and online investor communities such as chat rooms; and

•	general economic, political or stock market conditions.
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
Our Chief Executive Officer and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.*
At October 31, 2008, Mr. Mann beneficially owned approximately 48.3% of our outstanding shares of capital stock. We believe members of Mr. Mann’s family beneficially owned at least an additional 1% of our outstanding shares of common stock, although Mr. Mann does not have voting or investment power with respect to these shares. By virtue of his holdings, Mr. Mann can and will continue to be able to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, during the third quarter of 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation

3.3(3)	Amended and Restated Bylaws.

4.1(1)	Form of common stock certificate.

4.2(1)	Registration Rights Agreement, dated October 15, 1998 by and among CTL ImmunoTherapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended.

4.3(4)	Indenture by and between MannKind Corporation and Wells Fargo Bank, N.A., dated November 1, 2006.

4.4(5)	First Supplemental Indenture dated December 12, 2006 by and between MannKind Corporation and Wells Fargo Bank, N.A. as Trustee.

4.5(5)	Form of 3.75% Senior Convertible Notes due 2013 dated December 12, 2006.

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

4.3(1)	Form of common stock certificate.

4.4(1)	Registration Rights Agreement, dated October 15, 1998 by and among CTL ImmunoTherapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended.

4.5(6)	Indenture by and between MannKind Corporation and Wells Fargo Bank, N.A., dated November 1, 2006.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

(1)	Incorporated by reference to MannKind’s registration statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended.

(2)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q, filed with the SEC on August 9, 2007.

(3)	Incorporated by reference to MannKind’s current report on Form 8-K, filed with the SEC on November 19, 2007.

(4)	Incorporated by reference to MannKind’s registration statement on Form S-3 (File No. 333-138373) filed with the SEC on November 2, 2006.

(5)	Incorporated by reference to MannKind’s current report on Form 8-K filed with the SEC on December 12, 2006.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2008	MANNKIND CORPORATION
	By:	/s/ Matthew J. Pfeffer
Matthew J. Pfeffer
Chief Financial Officer (Principal Financial Officer)