Form 10-Q
period 2009-03-31
MANNKIND CORP
filed 2009-05-04
CIK 899460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 24, 2009, there were 102,044,682 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION
Form 10-Q
For the Quarterly Period Ended March 31, 2009

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands except share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$27,114	$27,648

Marketable securities	3,115	18,844
State research and development credit exchange — current	—	1,500
Prepaid expenses and other current assets	4,907	5,983

Total current assets	35,136	53,975
Property and equipment — net	228,352	226,436
State research and development credit exchange receivable — net of current portion	1,675	1,500
Other assets	10,548	548

Total	$275,711	$282,459

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,222	$15,630
Accrued expenses and other current liabilities	25,937	37,842

Total current liabilities	40,159	53,472
Senior convertible notes	112,378	112,253
Note payable to related party	90,000	30,000

Total liabilities	242,537	195,725

Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2009 and December 31, 2008		—
Common stock, $0.01 par value — 150,000,000 shares authorized; 102,040,297 and 102,008,096 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1,020	1,020
Additional paid—in capital	1,475,290	1,469,497
Accumulated other comprehensive income	354	295
Deficit accumulated during the development stage	(1,443,490)	(1,384,078)

Total stockholders’ equity	33,174	86,734

Total	$275,711	$282,459

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

				Cumulative
				Period from
				February 14,
				1991 (Date of
	Three months ended			Inception) to
	March 31,			March 31,
	2009		2008	2009
Revenue	$		$20	$2,988

Operating expenses:
Research and development		42,889	58,445	1,040,371
General and administrative		14,917	15,640	260,759
In—process research and development costs		—	—	19,726
Goodwill impairment		—	—	151,428

Total operating expenses		57,806	74,085	1,472,284

Loss from operations		(57,806)	(74,065)	(1,469,296)
Other income (expense)		71	60	(1,872)
Interest expense on note payable to related party		(593)	—	(2,116)
Interest expense on senior convertible notes		(1,115)	(337)	(7,072)
Interest income		31	2,921	36,892

Loss before provision for income taxes		(59,412)	(71,421)	(1,443,464)
Income taxes		—	—	(26)

Net loss		(59,412)	(71,421)	(1,443,490)
Deemed dividend related to beneficial conversion feature of convertible preferred stock		—	—	(22,260)
Accretion on redeemable preferred stock		—	—	(952)

Net loss applicable to common stockholders		$(59,412)	$(71,421)	$(1,466,702)

Net loss per share applicable to common stockholders — basic and diluted		$(0.58)	$(0.70)

Shares used to compute basic and diluted net loss per share applicable to common stockholders		102,030	101,409

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,412)	$(71,421)	$(1,443,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,515	1,875	64,929
Stock—based compensation expense	5,836	5,433	85,459
Stock expense for shares issued pursuant to research agreement	—	—	3,018
Loss on sale, abandonment/disposal or impairment of property and equipment	—	(6)	10,706
Accrued interest on investments, net of amortization of discounts	(12)	—	(191)
In—process research and development	—	—	19,726
Discount on stockholder notes below market rate	—	—	241
Non—cash compensation expense of officer resulting from stockholder contribution	—	—	70
Accrued interest expense on notes payable to stockholders	—	—	1,538
Non—cash interest expense	—	—	3
Accrued interest on notes receivable	—	—	(747)
Goodwill impairment	—	—	151,428
Loss on available—for—sale securities	—	—	229
Changes in assets and liabilities:
State research and development credit exchange receivable	1,325	456	(1,675)
Prepaid expenses and other current assets	1,076	1,592	(3,307)
Other assets	—	(1)	(548)
Accounts payable	(3,194)	(9,876)	9,166
Accrued expenses and other current liabilities	(10,803)	(2,285)	22,951
Other liabilities	—	(24)	(2)

Net cash used in operating activities	(60,669)	(74,257)	(1,080,496)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(2,000)	—	(792,601)
Sales of marketable securities	17,800	—	790,565
Purchase of property and equipment	(5,622)	(24,980)	(297,479)
Proceeds from sale of property and equipment	—	70	284
Deposit for purchase related to Pfizer agreement	(10,000)	—	(10,000)

Net cash (used in) provided by investing activities	178	(24,910)	(309,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants	—	—	1,140,548
Collection of Series C convertible preferred stock subscriptions receivable	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivables			1,742
Borrowings on notes payable from principal stockholder	60,000	—	160,000
Principal payments on notes payable to principal stockholder	—	—	(70,000)
Borrowings on notes payable	—	—	3,460
Principal payments on notes payable	—	—	(1,667)
Proceeds from senior convertible notes	—	—	111,267
Payment of employment taxes related to vested restricted stock units	(43)	(39)	(1,224)

Net cash (used in) provided by financing activities	59,957	(39)	1,416,841

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2009	2008	2009
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(534)	$(99,206)	$27,114
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,648	368,285	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,114	$269,079	$27,114

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$—	$—	$26
Interest paid in cash	12	—	10,368
Accretion on redeemable convertible preferred stock	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	3,331
Increase in additional paid—in capital resulting from merger	—	—	171,154
Issuance of common stock for notes receivable	—	—	2,758
Issuance of put option by stockholder	—	—	(2,949)
Put option redemption by stockholder	—	—	1,921
Issuance of Series C convertible preferred stock subscriptions	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)
Non-cash construction in progress and property and equipment	7,281	13,269	13,878
In connection with the Company’s initial public offering, all shares of Series B and Series C convertible preferred stock, in the amount of $15.0 million and $50.0 million, respectively, automatically converted into common stock in August 2004.
See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of business and basis of presentation
The accompanying unaudited condensed consolidated financial statements of MannKind Corporation and its subsidiaries (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest audited annual financial statements. The audited statements for the year ended December 31, 2008 are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on February 27, 2009 (the “Annual Report”).
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2009 may not be indicative of the results that may be expected for the full year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these accompanying financial statements involve accrued expenses, the valuation of stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.
Business — MannKind Corporation (the “Company”) is a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes and cancer. The Company’s lead product candidate, AFRESA®, is an ultra rapid-acting insulin. In March 2009, the Company submitted a new drug application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) requesting approval of AFRESA for the treatment of adults with type 1 or type 2 diabetes for the control of hyperglycemia. AFRESA consists of the Company’s proprietary Technosphere particles onto which insulin molecules are loaded. These loaded particles are then aerosolized and inhaled deep into the lung using the Company’s AFRESA inhaler.
Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. Since its inception through March 31, 2009 the Company has reported accumulated net losses of $1.5 billion, which include a goodwill impairment charge of $151.4 million, and cumulative negative cash flow from operations of $1.1 billion. It is costly to develop therapeutic products and conduct clinical trials for these products. At March 31, 2009 the Company’s capital resources consisted of cash, cash equivalents, and marketable securities of $30.2 million (including a $2.0 million certificate of deposit held as collateral for foreign exchange hedging instruments) and $260.0 million of available borrowings under the loan agreement with an entity controlled by the Company’s principal shareholder (see Note 10). Based upon the Company’s current expectations, management believes the Company’s existing capital resources will enable it to continue planned operations through the first quarter of 2010. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. Accordingly, the Company expects that it will need to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration with a pharmaceutical company or the establishment of other funding facilities, in order to continue the development and commercialization of AFRESA and other product candidates and to support its other ongoing activities.
Recently Issued Accounting Standards — On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”): FSP No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”); FSP No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2 and FAS 124-2”); and FSP No. FAS 107-1 and APB 28-1 “Interim Disclosures About Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB

28-1”). FSP No. FAS 157-4 provides application guidance on measuring fair value when the volume and level of activity has significantly decreased and identifying transactions that are not orderly. FSP No. FAS 115-2 and FAS 124-2 provides a new other-than-temporary impairment model for debt securities only which shifts the focus from an entity’s intent to hold until recovery to its intent to sell. FSP No. FAS 107-1 and APB 28-4 expands the fair value disclosures required for all financial instruments within the scope of FASB Statement No. 107 “Disclosures About Fair Value of Financial Instruments” to interim periods. All three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of these FSPs to have a material impact on its results of operations, financial position or cash flows.
As of January 1, 2009, the Company adopted EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”), which discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. EITF No. 07-1 indicated that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”. Additionally, EITF No. 07-1 provided that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. The adoption of EITF No. 07-1 did not have an impact on the Company’s results of operations, financial position or cash flows.
As of January 1, 2009, the Company adopted FASB Statement No. 141(R), “Business Combinations” and FASB Statement No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FASB Statement No. 160”). These standards significantly changed the accounting and reporting for business combinations transactions and noncontrolling (minority) interests in consolidated financial statements, including capitalizing at the acquisition date the fair value of acquired in process research and development, and remeasuring and writing down these assets, if necessary, in subsequent periods during their development. These new standards will be applied prospectively for business combinations that occur on or after January 1, 2009, except that presentation and disclosure requirements of FASB Statement No. 160 regarding noncontrolling interests shall be applied retrospectively. Adoption of these statements did not have an impact on the Company’s results of operations, financial position or cash flows, but will have a significant effect on how acquisition transactions, subsequent to January 1, 2009, are reflected in the financial statements.
As of January 1, 2009, the Company adopted FSP No. APB 14-1 (“FSP No. APB 14-1”), “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”. FSP No. APB 14-1 established that the liability and equity components of convertible debt instruments within the scope of FSP No. APB 14-1 shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The carrying amount of the liability component of the convertible debt instrument will be determined by measuring the fair value of a similar liability that does not have an associated equity component. The carrying value of the equity component will be determined by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. Related transaction costs shall be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The excess of the principal amount of the liability component over its carrying amount shall be amortized to interest cost using the interest method. The adoption of FSP No. APB 14-1 did not have a material effect on the Company’s results of operations, financial position or cash flows.
As of January 1, 2009, the Company adopted EITF Issue No. 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specified that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No. 07-5 provided a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The adoption of EITF No. 07-5 did not have a material effect on the Company’s results of operations, financial position or cash flows.

2. Investment in securities
The following is a summary of the available-for-sale securities classified as current assets (in thousands).

	March 31,			December 31,
	2009			2008
		Gross			Gross
		Unrealized		Cost	Unrealized	Fair
	Cost Basis	Gain	Fair Value	Basis	Gain	Value
Available-for-sale securities	2,761	354	3,115	18,549	295	18,844
The Company’s available-for-sale securities at March 31, 2009 consist principally of a $2.0 million certificate of deposit with a maturity greater than 90 days, held as collateral for foreign exchange hedging instruments, and a common stock investment, which is stated at fair value based on quoted prices in an active market (Level 1 in the fair value hierarchy). The Company’s available-for-sale securities at December 31, 2008 consist principally of US agency securities, which are stated at fair value based on quoted prices for similar securities in active markets (Level 2 in the fair value hierarchy). The Company’s policy is to maintain a highly liquid short-term investment portfolio. Proceeds from the sales and maturities of available-for-sale securities amounted to approximately $17.8 million for the three months ended March 31, 2009. Gross realized gains and losses for available-for-sale securities were insignificant and recorded as other income (expense). Gross unrealized gains and losses are included in other comprehensive income (loss).
3. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2009	2008
Salary and related expenses	$7,639	$12,452
Research and clinical trial costs	9,147	13,438
Accrued interest	1,862	204
Construction in progress	2,135	3,327
Other	5,154	8,421

Accrued expenses and other current liabilities	$25,937	$37,842

4. Accounting for stock-based compensation
Total stock-based compensation expense was $5.8 million and $5.4 million for the three months ended March 31, 2009 and 2008, respectively.
As of March 31, 2009, there was $9.9 million and $28.9 million of unrecognized compensation cost related to options and restricted stock units, respectively, which is expected to be recognized over the remaining weighted average vesting period of 2.0 years.
5. Net loss per common share
Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 19,276,593 shares and 17,883,897 shares as of March 31, 2009 and 2008, respectively.
6. State research and development credit exchange receivable
The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. At March 31, 2009, the estimated amount receivable under the program was $1.7 million.
7. Property and equipment — net
Property and equipment — net consist of the following (dollar amounts in thousands):

	Estimated
	Useful
	Life	March 31,	December 31,
	(Years)	2009	2008
Land	—	$5,273	$5,273
Buildings	39-40	54,756	53,786
Building improvements	5-40	112,524	111,346
Machinery and equipment	3-15	74,667	70,633
Furniture, fixtures and office equipment	5-10	6,658	6,622
Computer equipment and software	3	15,452	14,818
Leasehold improvements		184	184
Construction in progress		14,619	15,165
Deposits on equipment		—	—

		284,133	277,827
Less accumulated depreciation and amortization		(55,781)	(51,391)

Property and equipment — net		$228,352	$226,436

Leasehold improvements are amortized over the shorter of the term of the lease or the service lives of the improvements. Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2009 and 2008, and the cumulative period from February 14, 1991 (date of inception) to March 31, 2009 was $4.4 million, $1.8 million and $63.8 million, respectively. Capitalized interest during the three months ended March 31, 2009 and 2008 was $0.1 and $0.9 million, respectively.
8. Warrants
In connection with the sale of common stock in the private placement which closed in August 2005, the Company concurrently issued warrants to purchase up to 3,426,000 shares of common stock at an exercise price of $12.228 per share. These warrants became exercisable in February 2006 and expire in August 2010. During the three months ended March 31, 2009, no warrants were exercised. As of March 31, 2009, warrants to purchase 2,882,873 shares of common stock remained outstanding.
9. Commitments and contingencies
Supply Commitments — As of March 31, 2009, the Company had a binding annual commitment for insulin purchases with Organon N.V. (“Organon”) aggregating approximately $98.0 million over the period from 2009 through 2012. If the Company terminates the supply agreement following failure to obtain or maintain regulatory approval of AFRESA or either party terminates the agreement following the parties’ inability to agree to changes to product specifications mandated after regulatory approval, the Company will be required to pay Organon a specified termination fee if Organon is unable to sell certain quantities of insulin to other parties.
Guarantees and Indemnifications — In the ordinary course of its business, the Company makes certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. The Company has not recorded any liability for these indemnities in the accompanying condensed consolidated balance sheets. However, the Company accrues for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount can be reasonably estimated. No such losses have been recorded to date.

Litigation — The Company is involved in various legal proceedings and other matters. In accordance with SFAS No. 5, Accounting for Contingencies, the Company would record a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
10. Related-party loan arrangement
In October 2007, the Company entered into a $350.0 million loan arrangement with its principal stockholder. Under the arrangement, the Company can borrow up to a total of $350.0 million before January 1, 2010. On February 26, 2009, the promissory note underlying the loan arrangement was revised as a result of the principal stockholder being licensed as a finance lender under the California Finance Lenders Law. Accordingly, the lender was revised to The Mann Group LLC, an entity controlled by the Company’s principal stockholder. This new licensing also eliminated the need for draw restrictions under the previous loan arrangement and the Company is now able to borrow up to a total of $350.0 million from time to time with appropriate notice to the lender. Interest will accrue on each outstanding advance at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum and will be payable quarterly in arrears. Principal repayment is due on December 31, 2011. At any time after January 1, 2010, the lender can require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If the lender exercises this right, the Company will have until the earlier of 180 days after the lender provides written notice or December 31, 2011 to prepay such advances. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at the lender’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. Any borrowings under the loan arrangement will be unsecured. The loan arrangement contains no financial covenants. There are no warrants associated with the loan arrangement, nor are advances convertible into the Company’s common stock.
The amount outstanding under the arrangement was $90.0 million and $30.0 million at March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009, the Company had accrued interest of $0.6 million related to the amount outstanding.
11. Senior convertible notes
On December 12, 2006, the Company completed an offering of $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013 (the “Notes”), including $15.0 million aggregate principal amount of the Notes sold pursuant to the underwriters’ over-allotment option that was exercised in full. The Notes are governed by the terms of an indenture dated as of November 1, 2006 and a First Supplemental Indenture, dated as of December 12, 2006. The Notes bear interest at the rate of 3.75% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2007. As of March 31, 2009 and December 31, 2008, the Company had accrued interest of $1.3 million and $0.2 million, respectively, related to the Notes. The Notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the Notes is December 15, 2013 and payment is due in full on that date for unconverted securities. Holders may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding Notes into shares of the Company’s common stock at an initial conversion rate of 44.5002 shares per $1,000 principal amount of Notes, which is equal to a conversion price of approximately $22.47 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of the Notes will have the option to require the Company to repurchase all or any portion of such holder’s Notes at a repurchase price of 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any. The Company incurred approximately $3.7 million in issuance costs which are recorded as an offset to the Notes in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Notes. Amortized interest expense during the three months ended March 31, 2009 and 2008 was $0.1 million and $0.1 million, respectively.
12. Income taxes
As discussed in Note 14 to the financial statements in the Company’s Annual Report, management of the Company has concluded, in accordance with applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of its deferred tax assets. Accordingly, net deferred tax assets have been fully reserved.

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
13. Pfizer agreement
On March 6, 2009, the Company, and its wholly owned subsidiary, MannKind Deutschland GmbH, a German limited liability company (the “Purchaser”), entered into a LIP Asset or Business Sale and Purchase Agreement (the “Purchase Agreement”) with Pfizer Inc., a Delaware corporation (“Pfizer”), and its wholly owned subsidiary, Pfizer Manufacturing Frankfurt GmbH, a German limited liability company (the “Seller”). Simultaneously, the Company entered into an Insulin Sale and Purchase Agreement (the “Insulin Agreement”) with Pfizer and the Seller. Pursuant to the terms and conditions of the Purchase Agreement and the Insulin Agreement, the Company and the Purchaser will purchase from the Seller substantially all assets related to the production of bulk insulin at the Seller’s facility at Industriepark Hoechst, Frankfurt am Main, Germany, including the relevant real property rights, the equipment at the facility, the inventory of the Seller (including a certain quantity of bulk insulin), rights to acquire additional bulk insulin inventory and related technology rights (collectively, the “Purchase”). The aggregate purchase price for the Purchase is $33.0 million, plus an additional $3.0 million per month after April 3, 2009 until the earlier of the closing of the Purchase or October 31, 2009.
Under the terms of the Purchase Agreement, the Purchaser will acquire substantially all of the assets of the Seller other than those to be sold to the Company under the Insulin Agreement. Upon the closing of the Purchase Agreement, the Purchaser, subject to further works council consultation and employee co-determination rights, will retain approximately 80 of the 148 current employees and will operate the facility at a production level commensurate with the Purchaser’s present needs for recombinant human insulin. In this event, the Company has agreed to guarantee up to €19 million in potential severance benefits to employees. However, the sale of the real property rights is subject to a right of first refusal in favor of Sanofi-Aventis Deutschland GmbH (“Sanofi-Aventis”). If Sanofi-Aventis exercises its right of first refusal within 60 days of notification, the transactions contemplated by the Purchase Agreement will be consummated by the Seller with Sanofi-Aventis instead of the Purchaser. Sanofi-Aventis was formally notified of the transaction on April 8, 2009, after Infraserv GmbH & Co. Hoechst KG, the operator of the Industriepark Hoeschst, consented to the transfer of the real property rights. Under the terms of the Insulin Agreement, the Company will purchase a portion of the Seller’s inventory of bulk insulin as well as the Seller’s and Pfizer’s rights under a license to manufacture insulin for pulmonary delivery. The Seller will also grant the Company an option to purchase the remainder of the Seller’s bulk insulin inventory, in whole or in part, at a specified price, to the extent that the Seller has not otherwise disposed of or used its retained bulk insulin. The closing of the Insulin Agreement is subject only to the closing of the Purchase Agreement, either with the Purchaser or with Sanofi-Aventis.
At the Purchaser’s option, up to $30.0 million (or more if the aggregate purchase price is increased as described above) worth of the Company’s common stock may be issued to the Seller at closing and applied toward the full purchase price.
Included in other assets as of March 31, 2009 is a deposit of $10.0 million made by the Company to the Seller to be held pursuant to the terms of the Purchase Agreement until the transactions contemplated by such agreement are consummated. In the event Sanofi-Aventis exercises its right of first refusal and the Company and the Purchaser do not consummate the transaction contemplated by the Purchase Agreement, the deposit will be promptly returned to the Company by the Seller.
14. Subsequent event
On April 2, 2009, the Company implemented cost savings initiatives which included a reduction in force affecting 113 employees. The Company expects to record approximately $1.9 million in expense in the second quarter of 2009 for employee severance and other related termination benefits. Severance payments are expected to be paid in full by the end of the second quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A Risk Factors and elsewhere in this quarterly report on Form 10-Q (this “Quarterly Report”). These interim condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes for the year ended December 31, 2008 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.
OVERVIEW
We are a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes and cancer. Our lead product candidate, AFRESA, is an ultra rapid-acting insulin. In March 2009, the Company submitted an NDA to the FDA requesting approval of AFRESA for the treatment of adults with type 1 or type 2 diabetes for the control of hyperglycemia. We believe that the performance characteristics, unique kinetics, convenience and ease of use of AFRESA may have the potential to change the way diabetes is treated.
We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of March 31, 2009, we have incurred a cumulative net loss of $1.5 billion. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities and convertible debt securities. As discussed below in “Liquidity and Capital Resources”, if we are unable to obtain additional funding, there will be substantial doubt about our ability to continue as a going concern.
We do not expect to record sales of any product prior to regulatory approval and commercialization of AFRESA. We currently do not have the required approvals to market any of our product candidates, and we may not receive such approvals. We may not be profitable even if we succeed in commercializing any of our product candidates. We expect to make substantial expenditures and to incur additional operating losses for at least the next several years as we:
•	continue the clinical development of AFRESA for the treatment of diabetes;

•	seek regulatory approval to sell AFRESA in the United States and other markets;

•	expand our manufacturing operations for AFRESA to meet our currently anticipated commercial production needs;

•	expand our other research, discovery and development programs;

•	expand our proprietary Technosphere platform technology and develop additional applications for the pulmonary delivery of other drugs; and

•	enter into sales and marketing collaborations with other companies, if available on commercially reasonable terms, or develop these capabilities ourselves.
Our business is subject to significant risks, including but not limited to the risks inherent in our ongoing clinical trials and the regulatory approval process, the results of our research and development efforts, competition from other products and technologies and uncertainties associated with obtaining and enforcing patent rights.

Research and Development Expenses
     Our research and development expenses consist mainly of costs associated with the clinical trials of our product candidates that have not yet received regulatory approval for marketing and for which no alternative future use has been identified. This includes the salaries, benefits and stock-based compensation of research and development personnel, raw materials, such as insulin purchases, laboratory supplies and materials, facility costs, costs for consultants and related contract research, licensing fees, and depreciation of laboratory equipment. We track research and development costs by the type of cost incurred. We partially offset research and development expenses with the recognition of estimated amounts receivable from the State of Connecticut pursuant to a program under which we can exchange qualified research and development income tax credits for cash. Included in research and development expenses for the quarter ended March 31, 2009 were purchases of insulin totaling $2.0 million.
     Our research and development staff conducts our internal research and development activities, which include research, product development, clinical development, manufacturing and related activities. This staff is located in our facilities in Valencia, California; Paramus, New Jersey; and Danbury, Connecticut. We expense our research and development costs as we incur them.
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
     At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our product candidates other than AFRESA, we are unable to estimate with any certainty the costs that we will incur in the continued development of our product candidates for commercialization. The costs required to complete the development of AFRESA will be largely dependent on the cost and efficiency of our manufacturing process and discussions with the FDA on its requirements.
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
RESULTS OF OPERATIONS
Three months ended March 31, 2009 and 2008
Revenues
During the three months ended March 31, 2009, we did not recognize any revenue. During the three months ended March 31, 2008, we recognized $20,000 in revenue under a license agreement. We do not anticipate sales of any product prior to regulatory approval and commercialization of AFRESA.
Research and Development Expenses
The following table provides a comparison of the research and development expense categories for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three months ended
	March 31,			%
	2009	2008	$ Change	Change
Clinical	$16,757	$27,290	$(10,533)	(39)%
Manufacturing	17,465	20,810	(3,345)	(16)%
Research	5,348	7,627	(2,279)	(30)%
Research and development tax credit	(175)	(485)	310	(64)%
Stock-based compensation expense	3,494	3,203	291	9%

Research and development expenses	$42,889	$58,445	$(15,556)	(27)%

The decrease in research and development expenses for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, was primarily due to decreased costs associated with the clinical development of AFRESA as we completed our pivotal AFRESA trials during 2008, as well as decreases in manufacturing costs associated with raw material purchases. Future research and development expenses depend on whether Sanofi-Aventis exercises its right of first refusal to purchase certain assets that are the subject of the Purchase Agreement. If Sanofi-Aventis exercises its right of first refusal and the transactions contemplated under the Purchase Agreement are not consummated, we anticipate that our research and development expenses will decrease in 2009 since we have completed our pivotal AFRESA clinical trials and the expansion of our commercial manufacturing facilities during 2008, as well as due to decreased salary-related costs associated with the reduction in force in April 2009. If Sanofi-Aventis does not exercise its right of first refusal and the transactions are consummated by MannKind Deutschland and us, we expect an immediate increase in research and development costs related to the operation of the new facility. (See Note 13 — Pfizer agreement, of the Notes to the accompanying financial statements.)
General and Administrative Expenses
The following table provides a comparison of the general and administrative expense categories for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three months ended
	March 31,			%
	2009	2008	$ Change	Change
Salaries, employee related and other general expenses	$12,575	$13,410	$(835)	(6)%
Stock-based compensation expense	2,342	2,230	112	5%

General and administrative expenses	$14,917	$15,640	$(723)	(5)%

General and administrative expenses for the three months ended March 31, 2009 decreased as compared to the same period in the prior year primarily due to the purchase of patents from Emisphere Technologies, Inc. during the first quarter of 2008, offset by increased professional fees related to the pending transaction with Pfizer (See Note 13 — Pfizer agreement, of the Notes to the accompanying financial statements). We expect general and administrative expenses to increase slightly in 2009 as a result of increased professional fees.
Interest Income and Expense
Interest income for the three months ended March 31, 2009 decreased $2.9 million as compared to the same period in the prior year primarily due to lower market interest rates and a lower investment balance. Interest expense for the three months ended March 31, 2009 increased $1.4 million as compared to the same period in the prior year primarily due to a decrease in capitalized interest related to the Danbury, Connecticut plant expansion and the interest expense related to amounts outstanding under the borrowing arrangement with an entity controlled by our principal stockholder (see Note 10 — Related-party loan arrangement, of the Notes to the accompanying financial statements).
LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations primarily through the sale of equity securities and convertible debt securities.
In October 2007, we entered into a loan arrangement with our principal stockholder allowing us to borrow up to a total of $350.0 million before January 1, 2010. On February 26, 2009, as a result of our principal stockholder being licensed as a finance lender under the California Finance Lenders Law, the promissory note underlying the loan arrangement was revised to reflect the lender as The Mann Group LLC, an entity controlled by our principal stockholder. This new license also eliminated the need for draw restrictions under the previous loan arrangement and we are now able to borrow up to a total of $350.0 million from time to time with appropriate notice to the lender. Interest will accrue on each outstanding advance at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum and will be payable quarterly in arrears. Principal repayment is due on December 31, 2011. At any time after January 1, 2010, the lender can require us to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If the lender exercises this right, we will have until the earlier of 180 days after the lender provides written notice or December 31, 2011 to prepay such advances. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at the lender’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. Any borrowings under the loan arrangement will be unsecured. The loan arrangement contains no financial covenants. There are no warrants associated with the loan arrangement, nor are advances convertible into our common stock. As of March 31, 2009, the amount borrowed and outstanding under the arrangement was $90.0 million.
During the three months ended March 31, 2009, we used $60.7 million of cash for our operations compared to using $74.3 million for our operations in the three months ended March 31, 2008. We had a net loss of $59.4 million for the three months ended March 31, 2009, of which $10.4 million consisted of non-cash charges such as depreciation and amortization, and stock-based compensation. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of AFRESA.
We generated $178,000 of cash from investing activities during the three months ended March 31, 2009, compared to spending $24.9 million of cash for investing activities for the three months ended March 31, 2008. For the three months ended March 31, 2009, pursuant to the terms of the Purchase Agreement, we made a deposit of $10.0 million to Pfizer to be held pending consummation of the transactions contemplated by the Purchase Agreement (see Note 13- Pfizer agreement, of the Notes to the accompanying financial statements). For the three months ended March 31, 2009 and 2008, $5.6 million and $25.0 million, respectively, were used to purchase machinery and equipment to expand our manufacturing operations and our quality systems that support clinical trials for AFRESA.
Our financing activities generated $60.0 million of cash for the three months ended March 31, 2009 compared to using $39,000 for the same period in 2008. For 2009, cash from financing activities was primarily from the related party borrowings received, as well as the exercise of stock awards.
As of March 31, 2009, we had $27.1 million in cash and cash equivalents. Although we believe our existing cash resources, including the $260.0 million remaining available under our loan arrangement with an entity controlled by our principal stockholder, will be sufficient to fund our anticipated cash requirements through the first quarter of 2010, we will require significant additional financing in the future to fund our operations and if we are unable to do so, there will be substantial doubt about our ability to continue as a going concern. Accordingly, we expect that we will need to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration with a pharmaceutical or biotechnology company or the establishment of other funding facilities, in order to continue the development and commercialization of AFRESA and other product candidates and to support our other ongoing activities.
We intend to use our capital resources to continue the development and commercialization of AFRESA, if approved, and to develop additional applications for our proprietary Technosphere platform technology. In addition, portions of our capital resources will be devoted to expanding our other product development programs for the treatment of different types of cancers. We are expending a portion of our capital to scale up our manufacturing capabilities in our Danbury facilities. We also intend to use our capital resources for general corporate purposes, which may include in-licensing or acquiring additional technologies.
We have been holding extensive discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for AFRESA. To date, we have not reached agreement with any of these companies on a collaboration. Although we are continuing to engage in such discussions, we cannot predict when, if ever, we could conclude such an agreement with a partner. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms, if at all.
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
Off-Balance Sheet Arrangements
As of March 31, 2009 we did not have any off-balance sheet arrangements.
Contractual Obligations
The only material change to our contractual obligations disclosed in Item 7 of our Annual Report was the additional borrowing of $60.0 million from an entity controlled by our principal stockholder during the three months ended March 31, 2009. (See Note 10 — Related-party loan arrangement of the Notes to the accompanying financial statements.)
Recent Accounting Pronouncements
On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”): FSP No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”); FSP No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2 and FAS 124-2”); and FSP No. FAS 107-1 and APB 28-1 “Interim Disclosures About Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 157-4 provides application guidance on measuring fair value when the volume and level of activity has significantly decreased and identifying transactions that are not orderly. FSP No. FAS 115-2 and FAS 124-2 provides a new other-than-temporary impairment model for debt securities only which shifts the focus from an entity’s intent to hold until recovery to its intent to sell. FSP No. FAS 107-1 and APB 28-4 expands the fair value disclosures required for all financial instruments within the scope of FASB Statement No. 107 “Disclosures About Fair Value of Financial Instruments” to interim periods. All three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not expect the adoption of these FSPs to have a material impact on our results of operations, financial position or cash flows.
As of January 1, 2009, we adopted EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF No. 07-1), which discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. EITF 07-1 indicated that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”, Additionally, EITF 07-1 provided that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. The adoption of EITF No. 07-1 did not have an impact on our results of operations, financial position or cash flows.
As of January 1, 2009, we adopted FASB Statement No. 141(R), “Business Combinations” and FASB Statement No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FASB Statement No. 160”). These standards significantly changed the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements, including capitalizing at the acquisition date the fair value of acquired in process research and development, and remeasuring and writing down these assets, if necessary, in subsequent periods during their development. These new standards will be applied prospectively for business combinations that occur on or after January 1, 2009, except that presentation and disclosure requirements of FASB Statement No. 160 regarding noncontrolling interests shall be applied retrospectively. Adoption of these statements did not have an impact on our results of operations, financial position or cash flows, but will have a significant effect on how acquisition transactions, subsequent to January 1, 2009, are reflected in the financial statements.

As of January 1, 2009, we adopted FSP No. APB 14-1 (“FSP No. APB 14-1”), “Accounting for Convertible Debt Instruments that may be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”. FSP No. APB 14-1 established that the liability and equity components of convertible debt instruments within the scope of FSP No. APB 14-1 shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The carrying amount of the liability component of the convertible debt instrument will be determined by measuring the fair value of a similar liability that does not have an associated equity component. The carrying value of the equity component will be determined by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. Related transaction costs shall be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The excess of the principal amount of the liability component over its carrying amount shall be amortized to interest cost using the interest method. The adoption of FSP No. APB 14-1 did not have a material effect on our results of operations, financial position or cash flows.
As of January 1, 2009, we adopted EITF Issue No. 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specified that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No. 07-5 provided a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The adoption of EITF No. 07-5 did not have a material effect on our results of operations, financial position or cash flows.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates impacting our short-term investment portfolio as well as the interest rate on our credit facility with an entity controlled by our principal stockholder. The interest rate on our credit facility with an entity controlled by our principal stockholder is a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum. Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments is entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments at March 31, 2009 are comprised mainly of a certificate of deposit and a common stock investment. We have entered into a foreign exchange derivative hedging transaction as part of our risk management program. We continue to utilize our $350.0 million credit facility to fund operations. The interest rate is fixed at the time of the draw. If interest rates were to increase from levels at March 31, 2009 we could experience a higher level of interest expense than assumed in our current operating plan.
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
Our chief executive officer and chief financial officer performed an evaluation under the supervision and with the participation of our management, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of March 31, 2009. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
Item 1A. Risk Factors
You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors previously disclosed in Item 1A to our annual report on Form 10-K. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.
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
We have never been profitable and, as of March 31, 2009, we had an accumulated deficit of $1.5 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates, including AFRESA. This accumulated deficit may increase significantly as we expand development and clinical trial efforts.
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

We depend heavily on the successful development and commercialization of our lead product candidate, AFRESA, which has completed clinical development, and our other product candidates, which are in early clinical or preclinical development.*
To date, we have not completed the development of any product candidates through to commercialization. In March 2009, we submitted an NDA to the FDA requesting approval of AFRESA for the treatment of adults with type 1 or type 2 diabetes for the control of hyperglycemia and our other product candidates are generally in early clinical or preclinical development. We anticipate that in the near term, our ability to generate revenues will depend solely on the successful development and commercialization of AFRESA.
We have expended significant time, money and effort in the development of our lead product candidate, AFRESA, which has not yet received regulatory approval and which may never be commercialized. We must receive the necessary approvals from the FDA and similar foreign regulatory agencies before AFRESA can be marketed and sold in the United States or elsewhere. Even if we were to receive regulatory approval, we ultimately may be unable to gain market acceptance of AFRESA for a variety of reasons, including the treatment and dosage regimen, potential adverse effects, the availability of alternative treatments and cost effectiveness. If we fail to commercialize AFRESA, our business, financial condition and results of operations will be materially and adversely affected.
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
If we fail to enter into a strategic collaboration with respect to AFRESA, we may not be able to execute on our business model.*
We have held extensive discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for AFRESA. To date, we have not reached agreement with any of these companies on a collaboration. On April 10, 2008, we announced our decision to suspend partnership discussions as we believed that, given the existing market conditions, we would have been unable to achieve an appropriate valuation for AFRESA until Phase 3 data were available. Following the completion of our pivotal Phase 3 clinical trials, we restarted partnership discussions. However, we cannot predict when, if ever, we could conclude such an agreement with a partner. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms, if at all. If we are not able to enter into a collaboration on terms that are favorable to us, we may be unable to undertake and fund product development, clinical trials, manufacturing and marketing activities at our own expense. Accordingly, we may have to substantially reduce our development efforts, which would delay or otherwise impede the commercialization of AFRESA.
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
We have completed a pivotal Phase 3 safety study of AFRESA to evaluate pulmonary function, with multiple uses per day, over a period of two years. The results of our Phase 3 clinical trials are limited to the size and timeframe these clinical trials have been conducted. Forecasts about the effects of the use of drugs, including AFRESA, over terms longer than the clinical trials or in much larger populations may not be consistent with the clinical results. If use of AFRESA results in adverse health effects or reduced efficacy or both, the FDA or other regulatory agencies may terminate our ability to market and sell AFRESA, may narrow the approved indications for use or otherwise require restrictive product labeling or marketing, or may require further clinical trials, which may be time-consuming and expensive and may not produce favorable results.
As a result of any of these events, we, any collaborator, the FDA, or any other regulatory authorities, may suspend or terminate clinical trials or marketing of AFRESA at any time. Any suspension or termination of our clinical trials or marketing activities may harm our business and results of operations and the market price of our common stock may decline.
If we are unable to transition successfully from a development company to a company that commercializes therapeutics, our operations would suffer.
We require a well-structured plan to make the transition from the development-stage to being a company with commercial operations. We have a number of executive personnel, particularly in clinical development, regulatory and manufacturing production, including personnel with significant Phase 3-to-commercialization experience. We have aligned our management structure to accommodate the increasing complexity of our operations, and we have implemented the following measures, among others, to accommodate our transition, complete development of AFRESA and successfully implement our commercialization strategy for AFRESA:

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
If our suppliers fail to deliver materials and services needed for the production of AFRESA in a timely and sufficient manner, or they fail to comply with applicable regulations, our business and results of operations would be harmed and the market price of our common stock could decline.*
For AFRESA to be commercially viable, we need access to sufficient, reliable and affordable supplies of insulin, our AFRESA inhaler, the related cartridges and other materials. In November 2007, we entered into a long-term supply agreement with N.V. Organon, which is currently our sole supplier for insulin. In March 2009, we entered into agreements with Pfizer Inc. to purchase Pfizer’s insulin facility and assets related to the production of bulk insulin, including the relevant real property rights, the production equipment, a quantity of bulk insulin and a license to manufacture bulk insulin for use in pulmonary delivery. These transactions will not close unless and until certain conditions precedent (as set forth in the agreements) are satisfied.
We have obtained our AFRESA precursor raw material from two sources both of which are major chemical manufacturers with facilities in Europe and North America. We have recently completed a successful validation campaign at commercial scale of FDKP. We can also utilize our in-house chemical manufacturing plant for supplemental capacity. We believe both manufacturers have the capacity to supply our current clinical and future commercial requirements. We have obtained our AFRESA inhaler and cartridges from two large plastic molding companies. We must rely on our suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin in accordance with cGMP and the production of AFRESA inhaler and related cartridges in accordance with device QSR. The supply of all of these materials may be limited or the manufacturer may not meet relevant regulatory requirements, and if we are unable to obtain these materials in sufficient amounts, in a timely manner and at reasonable prices, or if we should encounter delays or difficulties in our relationships with manufacturers or suppliers, the development or manufacturing of AFRESA may be delayed. Any such events would delay market introduction and subsequent sales of AFRESA and, if so, our business and results of operations will be harmed and the market price of our common stock may decline.
We have never manufactured AFRESA or any other product candidate in commercial quantities, and if we fail to develop an effective manufacturing capability for our product candidates or to engage third-party manufacturers with this capability, we may be unable to commercialize these products.*
We have obtained our AFRESA precursor raw material from two sources. We use our new, expanded Danbury, Connecticut facility to formulate AFRESA, fill plastic cartridges with AFRESA and blister package the cartridges for our clinical trials. We recently completed qualification procedures for the formulation, fill and finishing processes at this facility.
We have manufactured AFRESA in commercial quantities in our Danbury facility also. However, the facility is still undergoing the rigorous testing and regulatory inspection processes that are expected to result in approval to manufacture. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. In addition, before we would be able to produce commercial quantities of AFRESA at our Danbury facility, it would have to undergo a pre-approval inspection by the FDA. If we engage a third-party manufacturer, our third-party manufacturer may not perform as agreed or may terminate its agreement with us.
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
Our research and development work involves the controlled storage and use of hazardous materials, including chemical, radioactive and biological materials. In addition, our manufacturing operations involve the use of a chemical that is stable and non-hazardous under normal storage conditions, but may form an explosive mixture under certain conditions. Our operations also produce hazardous waste products. We are subject to federal, state and local laws and regulations governing how we use, manufacture, store, handle and dispose of these materials. Moreover, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated, and in the event of an accident, we could be held liable for any damages that may result, and any liability could fall outside the coverage or exceed the limits of our insurance. Currently, our general liability policy provides coverage up to $1 million per occurrence and $2 million in the aggregate and is supplemented by an umbrella policy that provides a further $4 million of coverage; however, our insurance policy excludes pollution coverage and we do not carry a separate hazardous materials policy. In addition, we could be required to incur significant costs to comply with environmental laws and regulations in the future. Finally, current or future environmental laws and regulations may impair our research, development or production efforts.
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
The degree of market acceptance of AFRESA and our other product candidates will depend on many factors, including the:
•	claims for which FDA approval can be obtained, including superiority claims;

•	perceived advantages and disadvantages of competitive products;

•	willingness and ability of patients and the healthcare community to adopt new technologies;

•	ability to manufacture the product in sufficient quantities with acceptable quality and at an acceptable cost;

•	perception of patients and the healthcare community, including third-party payers, regarding the safety, efficacy and benefits of the product compared to those of competing products or therapies;

•	convenience and ease of administration of the product relative to existing treatment methods;

•	pricing and reimbursement of the product relative to other treatment therapeutics and methods; and

•	marketing and distribution support for the product.
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
Clinical testing can be costly and take many years, and the outcome is uncertain and susceptible to varying interpretations. Based on our discussions with the FDA at a pre-NDA meeting, we conducted a study, prior to submitting our NDA, that assessed the bioequivalency of the inhaler used in our clinical trials to date with the modified version of the same inhaler that we intend to use for commercial purposes. The FDA did not request any other trials prior to NDA submission. However, we cannot be certain if or when the FDA might request additional studies, under what conditions such studies might be requested, or what the size or length of any such studies might be. The clinical trials of our product candidates may not be completed on schedule, the FDA or foreign regulatory agencies may order us to stop or modify our research, or these agencies may not ultimately approve any of our product candidates for commercial sale. The data collected from our clinical trials may not be sufficient to support regulatory approval of our various product candidates, including AFRESA. Even if we believe the data collected from our clinical trials are sufficient, the FDA has substantial discretion in the approval process and may disagree with our interpretation of the data. Our failure to adequately demonstrate the safety and efficacy of any of our product candidates would delay or prevent regulatory approval of our product candidates, which could prevent us from achieving profitability.
The requirements governing the conduct of clinical trials and manufacturing and marketing of our product candidates, including AFRESA, outside the United States vary widely from country to country. Foreign approvals may take longer to obtain than FDA approvals and can require, among other things, additional testing and different clinical trial designs. Foreign regulatory approval processes include essentially all of the risks associated with the FDA approval processes. Some of those agencies also must approve prices of the products. Approval of a product by the FDA does not ensure approval of the same product by the health authorities of other countries. In addition, changes in regulatory policy in the United States or in foreign countries for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections.
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
Even if we obtain regulatory approval for our product candidates, such approval may be limited and we will be subject to stringent, ongoing government regulation.*
Even if regulatory authorities approve any of our product candidates, they could approve less than the full scope of uses or labeling that we seek or otherwise require special warnings or other restrictions on use or marketing or could require potentially costly post-marketing follow-up clinical trials. Regulatory authorities may limit the segments of the diabetes population to which we or others may market AFRESA or limit the target population for our other product candidates. Based on currently available clinical studies, we believe that AFRESA may have certain advantages over currently approved insulin products including its approximation of the natural early insulin secretion normally seen in healthy individuals following the beginning of a meal. Nonetheless, there are no assurances that these or any other advantages of AFRESA will be agreed to by the FDA or otherwise included in product labeling or advertising and, as a result, AFRESA may not have our expected competitive advantages when compared to other insulin products.
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

Our insulin supplier sells its product outside of the United States. However, we can make no assurances that our insulin supplier will be acceptable to the FDA. If we were required to find a new or additional supplier of insulin, we would be required to evaluate the new supplier’s ability to provide insulin that meets our specifications and quality requirements, which would require significant time and expense and could delay the manufacturing and future commercialization of AFRESA. We also depend on suppliers for other materials that comprise AFRESA, including our AFRESA inhaler and cartridges. All of our device suppliers must comply with relevant regulatory requirements including QSR. It also is likely that major suppliers will be subject to FDA preapproval inspections before the agency will approve a future marketing application for AFRESA. At the present time our insulin supplier is certified to the ISO 9001:2000 Standard. There can be no assurance, however, that if the FDA were to conduct a preapproval inspection of our insulin supplier or other suppliers, that the agency would find that the supplier substantially comply with the QSR or cGMP requirements, where applicable. If we or any potential third-party manufacturer or supplier fails to comply with these requirements or comparable requirements in foreign countries, regulatory authorities may subject us to regulatory action, including criminal prosecutions, fines and suspension of the manufacture of our products.
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
Our Chief Executive Officer and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.*
At March 30, 2009, Mr. Mann beneficially owned approximately 48.1% of our outstanding shares of capital stock. We believe members of Mr. Mann’s family beneficially owned at least an additional 1% of our outstanding shares of common stock, although Mr. Mann does not have voting or investment power with respect to these shares. By virtue of his holdings, Mr. Mann can and will continue to be able to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, during the first quarter of 2009.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Document

2.1*	LIP Asset or Business Sale and Purchase Agreement, dated March 6, 2009, by and among Pfizer Manufacturing Frankfurt GmbH, Pfizer Inc., MannKind Deutschland GmbH and MannKind, as amended on April 3, 2009.

2.2*	Insulin Sale and Purchase Agreement, dated March 6, 2009, by and among Pfizer Manufacturing Frankfurt GmbH, Pfizer Inc. and MannKind.

3.1(1)	Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Amended and Restated Bylaws.

10.1(4)	Promissory Note, dated February 26, 2009 made by MannKind in favor of The Mann Group, LLC.

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to MannKind’s registration statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended.

(2)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q, filed with the SEC on August 9, 2007.

(3)	Incorporated by reference to MannKind’s current report on Form 8-K, filed with the SEC on November 19, 2007.

(4)	Incorporated by reference to MannKind’s current report on Form 8-K, filed with the SEC on February 27, 2007.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2009	MANNKIND CORPORATION
	By:	/s/ Matthew J. Pfeffer
Matthew J. Pfeffer
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)