Form 10-Q
period 2009-06-30
MANNKIND CORP
filed 2009-08-03
CIK 899460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 23, 2009, there were 103,747,874 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION
Form 10-Q
For the Quarterly Period Ended June 30, 2009

PART I: FINANCIAL INFORMATION	3
Item 1. Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets: June 30, 2009 and December 31, 2008	3
Condensed Consolidated Statements of Operations: Three and six months ended June 30, 2009 and 2008 and the period from inception (February 14, 1991) to June 30, 2009	4
Condensed Consolidated Statements of Cash Flows: Six months ended June 30, 2009 and 2008 and the period from inception (February 14, 1991) to June 30, 2009	5
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	18
PART II: OTHER INFORMATION	18
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3. Defaults Upon Senior Securities	34
Item 4. Submission of Matters to a Vote of Security Holders	35
Item 5. Other Information	35
Item 6. Exhibits	36
SIGNATURES	37
EX-31.1
EX-31.2
EX-32

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands except share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$31,328	$27,648
Marketable securities	2,639	18,844
State research and development credit exchange — current	—	1,500
Prepaid expenses and other current assets	4,533	5,983

Total current assets	38,500	53,975
Property and equipment — net	226,221	226,436
State research and development credit exchange receivable — net of current portion	1,850	1,500
Other assets	555	548

Total	$267,126	$282,459

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,171	$15,630
Accrued expenses and other current liabilities	27,718	37,842

Total current liabilities	38,889	53,472
Senior convertible notes	112,506	112,253
Note payable to related party	135,000	30,000

Total liabilities	286,395	195,725

Commitments and contingencies
Stockholders’ equity (deficit):
Undesignated preferred stock, $0.01 par value - 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value - 150,000,000 shares authorized; 103,646,376 and 102,008,096 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	1,036	1,020
Additional paid-in capital	1,478,908	1,469,497
Accumulated other comprehensive income (loss)	(119)	295
Deficit accumulated during the development stage	(1,499,094)	(1,384,078)

Total stockholders’ equity (deficit)	(19,269)	86,734

Total	$267,126	$282,459

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

					Cumulative period
					from February 14,
					1991 (date of
	Three months ended		Six months ended		inception) to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009
Revenue	$—	$—	$—	$20	$2,988

Operating expenses:
Research and development	39,849	67,574	82,738	126,019	1,080,220
General and administrative	13,537	13,290	28,454	28,930	274,296
In-process research and development costs	—	—	—	—	19,726
Goodwill impairment	—	—	—	—	151,428

Total operating expenses	53,386	80,864	111,192	154,949	1,525,670

Loss from operations	(53,386)	(80,864)	(111,192)	(154,929)	(1,522,682)
Other income (expense)	283	(60)	353	—	(1,589)
Interest expense on note payable to related party	(1,398)	—	(1,990)	—	(3,514)
Interest expense on senior convertible notes	(1,130)	(124)	(2,245)	(461)	(8,202)
Interest income	27	1,222	58	4,143	36,919

Loss before provision for income taxes	(55,604)	(79,826)	(115,016)	(151,247)	(1,499,068)
Income taxes	—	—	—	—	(26)

Net loss	(55,604)	(79,826)	(115,016)	(151,247)	(1,499,094)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	—	—	(952)

Net loss applicable to common stockholders	$(55,604)	$(79,826)	$(115,016)	$(151,247)	$(1,522,306)

Net loss per share applicable to common stockholders — basic and diluted	$(0.54)	$(0.79)	$(1.13)	$(1.49)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	102,322	101,427	102,177	101,418

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Six months ended		Inception) to
	June 30,		June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(115,016)	$(151,247)	$(1,499,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,233	3,804	69,647
Stock-based compensation expense	12,889	12,068	92,512
Stock expense for shares issued pursuant to research agreement	—	—	3,018
Loss on sale, abandonment/disposal or impairment of property and equipment	—	121	10,706
Accrued interest on investments, net of amortization of discounts	(12)	—	(191)
In-process research and development	—	—	19,726
Goodwill impairment	—	—	151,428
Loss on available-for-sale securities	—	—	229
Other, net	3	—	1,108
Changes in assets and liabilities:
State research and development credit exchange receivable	1,150	81	(1,850)
Prepaid expenses and other current assets	1,450	2,343	(2,933)
Other assets	(7)	(1)	(555)
Accounts payable	(3,259)	(5,982)	9,101
Accrued expenses and other current liabilities	(11,453)	(1,174)	22,301
Other liabilities	—	(24)	(2)

Net cash used in operating activities	(105,022)	(140,011)	(1,124,849)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(2,000)	—	(792,601)
Sales/ maturities of marketable securities	17,800	—	790,565
Purchase of property and equipment	(12,548)	(48,255)	(304,405)
Proceeds from sale of property and equipment	—	70	284

Net cash (used in) provided by investing activities	3,252	(48,185)	(306,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants	668	424	1,141,216
Collection of Series C convertible preferred stock subscriptions receivable	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivables	—	—	1,742
Borrowings on notes payable to related party	105,000	—	205,000
Principal payments on notes payable to principal stockholder	—	—	(70,000)
Borrowings on notes payable	—	—	3,460
Principal payments on notes payable	—	—	(1,667)
Proceeds from senior convertible notes	—	—	111,267
Payment of employment taxes related to vested restricted stock units	(218)	(59)	(1,399)

Net cash provided by financing activities	105,450	365	1,462,334

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Six months ended		Inception) to
	June 30,		June 30,
	2009	2008	2009
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$3,680	$(187,831)	$31,328
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,648	368,285	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,328	$180,454	$31,328

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$—	$—	$26
Interest paid in cash	2,761	—	13,117
Accretion on redeemable convertible preferred stock	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	171,154
Issuance of common stock for notes receivable	—	—	2,758
Issuance of put option by stockholder	—	—	(2,949)
Put option redemption by stockholder	—	—	1,921
Issuance of Series C convertible preferred stock subscriptions	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)
Non-cash construction in progress and property and equipment	2,814	14,775	2,814
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the six months ended June 30, 2009 may not be indicative of the results that may be expected for the full year.
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
Business — The Company is a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes and cancer. The Company’s lead product candidate, AFRESA®, is an ultra rapid-acting insulin. In March 2009, the Company submitted a new drug application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) requesting approval of AFRESA for the treatment of adults with type 1 or type 2 diabetes for the control of hyperglycemia. The FDA accepted the Company’s NDA for filing in May 2009. AFRESA consists of the Company’s proprietary Technosphere particles onto which insulin molecules are loaded. These loaded particles are then aerosolized and inhaled deep into the lung using the Company’s AFRESA inhaler.
Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. Since its inception through June 30, 2009, the Company has reported accumulated net losses of $1.5 billion and accumulated deficit in stockholders’ equity of $19.3 million, which include a goodwill impairment charge of $151.4 million, and cumulative negative cash flow from operations of $1.1 billion. It is costly to develop therapeutic products and conduct clinical trials for these products. At June 30, 2009 the Company’s capital resources consisted of cash, cash equivalents, and marketable securities of $34.0 million (including a $2.0 million certificate of deposit held as collateral for foreign exchange hedging instruments) and $215.0 million of available borrowings under the loan agreement with an entity controlled by the Company’s principal shareholder (see Note 11). Based upon the Company’s current expectations, management believes the Company’s existing capital resources will enable it to continue planned operations through the second quarter of 2010. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. Accordingly, the Company expects that it will need to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration with a pharmaceutical company or the establishment of other funding facilities, in order to continue the development and commercialization of AFRESA and other product candidates and to support its other ongoing activities.
Fair Value of Financial Instruments — The carrying amounts of financial instruments, which include cash equivalents, marketable securities and accounts payable, approximate their fair values due to their relatively short maturities. The fair value of the note payable to an entity controlled by the Company’s principal shareholder cannot be reasonably estimated as the Company would not be able to obtain a similar credit arrangement in the current economic environment. The senior convertible notes had a carrying value of $112.5 million and $112.3 million and an estimated fair value of $71.9 million and $53.9 million as of June 30, 2009 and December 31, 2008, respectively.

Subsequent Events — We have evaluated subsequent events through the date the financial statements were issued, August 3, 2009.
Recently Issued Accounting Standards — On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued three FASB Staff Positions (“FSP”): FSP No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”); FSP No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2 and FAS 124-2”); and FSP No. FAS 107-1 and APB 28-1 “Interim Disclosures About Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 157-4 provides application guidance on measuring fair value when the volume and level of activity has significantly decreased and identifying transactions that are not orderly. FSP No. FAS 115-2 and FAS 124-2 provides a new other-than-temporary impairment model for debt securities only which shifts the focus from an entity’s intent to hold until recovery to its intent to sell. FSP No. FAS 107-1 and APB 28-4 expands the fair value disclosures required for all financial instruments within the scope of FASB Statement No. 107 “Disclosures About Fair Value of Financial Instruments” to interim periods. All three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of these FSPs did not have a material impact on the Company’s results of operations, financial position or cash flows.
On May 28, 2009, the FASB issued Statement of Financial Accounting Standards (“FASB Statement”) No. 165 “Subsequent Events” (“FASB Statement No. 165”), which provides guidance on management’s assessment of subsequent events. Historically, management had relied on auditing literature for guidance on assessing and disclosing subsequent events. FASB Statement No. 165 is not expected to significantly change practice because its guidance is similar to that contained in auditing guidance. The statement is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Company’s results of operations, financial position, cash flows or financial statement disclosures.
On June 29, 2009, the FASB issued FASB Statement No. 168, “FASB Accounting Statement on Codification and Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” (“FASB Statement No. 168”), which will become the source of authoritative GAAP recognized by the FASB to be applied by all nongovernmental agencies. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.
2. Investment in securities
The following is a summary of the available-for-sale securities classified as current assets (in thousands).

	June 30,			December 31,
	2009			2008
		Gross			Gross
		Unrealized		Cost	Unrealized	Fair
	Cost Basis	Loss	Fair Value	Basis	Gain	Value
Available-for-sale securities	2,761	(122)	2,639	18,549	295	18,844
The Company’s available-for-sale securities at June 30, 2009 consist principally of a $2.0 million certificate of deposit with a maturity greater than 90 days, held as collateral for foreign exchange hedging instruments, and a common stock investment, which is stated at fair value based on quoted prices in an active market (Level 1 in the fair value hierarchy). The Company’s available-for-sale securities at December 31, 2008 consist principally of US agency securities, which are stated at fair value based on quoted prices for similar securities in active markets (Level 2 in the fair value hierarchy). The Company’s policy is to maintain a highly liquid short-term investment portfolio. Proceeds from the sales and maturities of available-for-sale securities amounted to approximately $17.8 million for the six months ended June 30, 2009. Gross realized gains and losses for available-for-sale securities were insignificant and recorded as other income (expense). Gross unrealized gains and losses are included in other comprehensive income (loss).

3. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2009	2008
Salary and related expenses	$13,022	$12,452
Research and clinical trial costs	9,022	13,438
Accrued interest	1,589	204
Construction in progress	729	3,327
Other	3,356	8,421

Accrued expenses and other current liabilities	$27,718	$37,842

4. Accounting for stock-based compensation
Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock-based compensation	$7,053	$6,634	$12,889	$12,068

As of June 30, 2009, there were $9.1 million and $22.3 million of unrecognized compensation costs related to options and restricted stock units, respectively, which are expected to be recognized over the remaining weighted average vesting period of 1.9 years.
On May 21, 2009, the Company’s stockholders approved an amendment to the 2004 Equity Incentive Plan to increase the number of shares of common stock available for issuance under the plan by 5,000,000 shares.
5. Comprehensive Loss
FASB Statement No. 130, “ Reporting Comprehensive Income,” (“FASB Statement No. 130”), requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments and cumulative translation gains and losses. In accordance with FASB Statement No. 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. For the three and six months ended June 30, 2009 and 2008, comprehensive loss consisted of (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(55,604)	$(79,826)	$(115,016)	$(151,247)
Other comprehensive loss:
Unrealized loss on investments	(476)	—	(417)	—
Cumulative translation gain	3	—	3	—

Comprehensive loss	$(56,077)	$(79,286)	$(115,430)	$(151,247)

6. Net loss per common share
Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 17,072,136 shares and 17,985,754 shares as of June 30, 2009 and 2008, respectively.

7. State research and development credit exchange receivable
The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. At June 30, 2009, the estimated amount receivable under the program was $1.9 million.
8. Property and equipment — net
Property and equipment — net consist of the following (dollar amounts in thousands):

	Estimated
	Useful
	Life	June 30,	December 31,
	(Years)	2009	2008
Land	—	$5,273	$5,273
Buildings	39-40	54,927	53,786
Building improvements	5-40	112,829	111,346
Machinery and equipment	3-15	78,676	70,633
Furniture, fixtures and office equipment	5-10	5,388	6,622
Computer equipment and software	3	15,887	14,818
Leasehold improvements		184	184
Construction in progress		13,428	15,165

		286,592	277,827
Less accumulated depreciation and amortization		(60,371)	(51,391)

Property and equipment — net		$226,221	$226,436

Leasehold improvements are amortized over the shorter of the term of the lease or the service lives of the improvements.
Depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Depreciation and amortization expense	$4,590	$1,807	$8,980	$3,561

Capitalized interest added to property and equipment during the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Capitalized Interest	$75	$1,076	$164	$1,937

9. Warrants
In connection with the sale of common stock in the private placement which closed in August 2005, the Company concurrently issued warrants to purchase up to 3,426,000 shares of common stock at an exercise price of $12.228 per share. These warrants became exercisable in February 2006 and expire in August 2010. During the six months ended June 30, 2009, no warrants were exercised. As of June 30, 2009, warrants to purchase 2,882,873 shares of common stock remained outstanding.
10. Commitments and contingencies
Supply Commitments — As of June 30, 2009, the Company had a binding annual commitment for insulin purchases with Organon N.V. (“Organon”) aggregating approximately $101.6 million over the period from 2009 through 2012. If the Company terminates the supply agreement following failure to obtain or maintain regulatory approval of AFRESA or either party terminates the agreement following the parties’ inability to agree to changes to product specifications mandated after regulatory approval, the Company will be required to pay Organon a specified termination fee if Organon is unable to sell certain quantities of insulin to other parties.
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
11. Related-party loan arrangement
In October 2007, the Company entered into a $350.0 million loan arrangement with its principal stockholder. Under the arrangement, the Company can borrow up to a total of $350.0 million. On February 26, 2009, the promissory note underlying the loan arrangement was revised as a result of the principal stockholder being licensed as a finance lender under the California Finance Lenders Law. Accordingly, the lender was revised to The Mann Group LLC, an entity controlled by the Company’s principal stockholder. This new licensing also eliminated the need for draw restrictions under the previous loan arrangement which enabled the Company to borrow up to a total of $350.0 million from time to time through and including December 31, 2011 with appropriate notice to the lender. Interest will accrue on each outstanding advance at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum and will be payable quarterly in arrears. Principal repayment is due on December 31, 2011. At any time after January 1, 2010, the lender can require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If the lender exercises this right, the Company will have until the earlier of 180 days after the lender provides written notice or December 31, 2011 to prepay such advances. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at the lender’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. Any borrowings under the loan arrangement will be unsecured. The loan arrangement contains no financial covenants. There are no warrants associated with the loan arrangement, nor are advances convertible into the Company’s common stock.
The amount outstanding under the arrangement was $135.0 million and $30.0 million at June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, the Company had accrued interest of $1.4 million related to the amount outstanding.
12. Senior convertible notes
On December 12, 2006, the Company completed an offering of $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013 (the “Notes”), including $15.0 million aggregate principal amount of the Notes sold pursuant to the underwriters’ over-allotment option that was exercised in full. The Notes are governed by the terms of an indenture dated as of November 1, 2006 and a First Supplemental Indenture, dated as of December 12, 2006. The Notes bear interest at the rate of 3.75% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2007. As of June 30, 2009 and December 31, 2008, the Company had accrued interest of $0.2 million and $0.2 million, respectively, related to the Notes. The Notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the Notes is December 15, 2013 and payment is due in full on that date for unconverted securities. Holders may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding Notes into shares of the Company’s common stock at an initial conversion rate of 44.5002 shares per $1,000 principal amount of Notes, which is equal to a conversion price of approximately $22.47 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of the Notes will have the option to require the Company to repurchase all or any portion of such holder’s Notes at a repurchase price of 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any. The Company incurred approximately $3.7 million in issuance costs which are recorded as an offset to the Notes in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Notes.
Amortization of debt issuance expense in connection with the Notes during the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Amortization expense	$127	$122	$253	$243

13. Income taxes
As discussed in Note 14 to the financial statements in the Company’s Annual Report, management of the Company has concluded, in accordance with applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of its deferred tax assets. Accordingly, net deferred tax assets have been fully reserved.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company did not record a cumulative effect adjustment related to the adoption of FIN 48. Tax years since 1992 remain subject to examination by the major tax jurisdictions in which the Company is subject to tax.
14. Pfizer asset purchase
On June 19 , 2009, the Company completed its acquisition from Pfizer Inc. (“Pfizer”) and its wholly owned subsidiary, Pfizer Manufacturing Frankfurt GmbH (the “Seller”), of a portion of the Seller’s inventory of bulk insulin and the Seller’s and Pfizer’s rights under a license to manufacture insulin for pulmonary delivery pursuant to that certain Insulin Sale and Purchase Agreement between the Company, Pfizer and the Seller dated March 6, 2009 (the “Insulin Agreement”). In accordance with the terms of the Insulin Agreement, on June 19 , 2009, the Company, Pfizer and the Seller also entered into an Insulin Maintenance and Call-Option Agreement (the “Option Agreement”) pursuant to which the Company agreed to maintain and store the remainder of the Seller’s bulk insulin inventory (the “ Retained Insulin ” ) and acquired an option to purchase the Retained Insulin, in whole or in part, at a specified price, to the extent that the Seller has not otherwise disposed of or used the Retained Insulin. The total purchase price for this transaction including consideration payable to the Company for the storage and maintenance of the Retained Insulin was $3.0 million. The Company allocated the entire purchase price of $3.0 million to the bulk insulin purchased which has been charged to research and development expense for the period ended June 30, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A Risk Factors and elsewhere in this quarterly report on Form 10-Q (this “Quarterly Report”). These interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes for the year ended December 31, 2008 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.
OVERVIEW
We are a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes and cancer. Our lead product candidate, AFRESA, is an ultra rapid-acting insulin. In March 2009, the Company submitted an NDA to the FDA requesting approval of AFRESA for the treatment of adults with type 1 or type 2 diabetes for the control of hyperglycemia. The FDA accepted our NDA for filing in May 2009. We believe that the performance characteristics, unique kinetics, convenience and ease of use of AFRESA may have the potential to change the way diabetes is treated.
We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of June 30, 2009, we have incurred a cumulative net loss of $1.5 billion and accumulated deficit in stockholders’ equity of $19.3 million. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities and convertible debt securities. As discussed below in “Liquidity and Capital Resources”, if we are unable to obtain additional funding, there will be substantial doubt about our ability to continue as a going concern.
We do not expect to record sales of any product prior to regulatory approval and commercialization of AFRESA. We currently do not have the required approvals to market any of our product candidates, and we may not receive such approvals. We may not be profitable even if we succeed in commercializing any of our product candidates. We expect to make substantial expenditures and to incur additional operating losses for at least the next several years as we:
•	continue the clinical development of AFRESA and new inhalation systems for the treatment of diabetes;

•	seek regulatory approval to sell AFRESA in the United States and other markets;

•	increase our manufacturing capacity for AFRESA to meet our currently anticipated commercial production needs;

•	expand our other research, discovery and development programs;

•	expand our proprietary Technosphere platform technology and develop additional applications for the pulmonary delivery of other drugs; and

•	enter into sales and marketing collaborations with other companies, if available on commercially reasonable terms, or develop these capabilities ourselves.
Our business is subject to significant risks, including but not limited to the risks inherent in our ongoing clinical trials and the regulatory approval process, the results of our research and development efforts, competition from other products and technologies and uncertainties associated with obtaining and enforcing patent rights.
Research and Development Expenses
     Our research and development expenses consist mainly of costs associated with the clinical trials of our product candidates that have not yet received regulatory approval for marketing and for which no alternative future use has been identified. This includes the salaries, benefits and stock-based compensation of research and development personnel, raw materials, such as insulin purchases, laboratory supplies and materials, facility costs, costs for consultants and related contract research, licensing fees, and depreciation of laboratory equipment. We track research and development costs by the type of cost incurred. We partially offset research and development expenses with the recognition of estimated amounts receivable from the State of Connecticut pursuant to a program under which we can exchange qualified research and development income tax credits for cash. Included in research and development expenses for the quarter ended June 30, 2009 were purchases of insulin totaling $5.4 million.
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
RESULTS OF OPERATIONS
Three and six months ended June 30, 2009 and 2008
Revenues
During the three months ended June 30, 2009 and 2008, we did not recognize any revenue. We recognized no revenue during the six months ended June 30, 2009. During the six months ended June 30, 2008, we recognized $20,000 in revenue under a license agreement. We do not anticipate sales of any product prior to regulatory approval and commercialization of AFRESA.
Research and Development Expenses
The following table provides a comparison of the research and development expense categories for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three months ended
	June 30,
	2009	2008	$ Change	% Change
Clinical	$10,619	$33,874	$(23,255)	(69)%
Manufacturing	19,890	20,875	(985)	(5)%
Research	4,934	9,745	(4,811)	(49)%
Research and development tax credit	(175)	(611)	436	(71)%
Stock-based compensation expense	4,581	3,691	890	24%

Research and development expenses	$39,849	$67,574	$(27,725)	(41)%

	Six months ended
	June 30,
	2009	2008	$ Change	% Change
Clinical	$27,377	$61,164	$(33,787)	(55)%
Manufacturing	37,355	41,685	(4,330)	(10)%
Research	10,281	17,372	(7,091)	(41)%
Research and development tax credit	(350)	(1,096)	746	(68)%
Stock-based compensation expense	8,075	6,894	1,181	17%

Research and development expenses	$82,738	$126,019	$(43,281)	(34)%

The decrease in research and development expenses for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, was primarily due to decreased costs associated with the clinical development of AFRESA as we completed our pivotal AFRESA trials during 2008, as well as decreases in manufacturing costs associated with raw material purchases. We anticipate that our research and development expenses will continue to decrease in 2009 compared to the prior year since we have completed our pivotal AFRESA clinical trials and the expansion of our commercial manufacturing facilities during 2008, as well as due to decreased salary-related costs associated with the reduction in force in April 2009.
General and Administrative Expenses
The following table provides a comparison of the general and administrative expense categories for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three months ended
	June 30,
	2009	2008	$ Change	% Change
Salaries, employee related and other general expenses	$11,065	$10,347	$718	7%
Stock-based compensation expense	2,472	2,943	(471)	(16)%

General and administrative expenses	$13,537	$13,290	$247	2%

	Six months ended
	June 30,
	2009	2008	$ Change	% Change
Salaries, employee related and other general expenses	$23,640	$23,757	$(117)	0%
Stock-based compensation expense	4,814	5,173	(359)	(7)%

General and administrative expenses	$28,454	$28,930	$(476)	(2)%

General and administrative expenses for the three months ended June 30, 2009 increased as compared to the same period in the prior year primarily due to increased professional fees related to the recently completed transaction with Pfizer (See Note 14 — Pfizer asset purchase, of the Notes to the accompanying financial statements). We expect general and administrative expenses to increase slightly in 2009 as a result of increased professional fees.
General and administrative expenses for the six months ended June 30, 2009 decreased as compared to the same period in the prior year primarily due to the purchase of patents from Emisphere Technologies, Inc. during the first quarter of 2008, offset by increased professional fees related to the recently completed transaction with Pfizer (See Note 14 — Pfizer asset purchase, of the Notes to the accompanying financial statements).
Interest Income and Expense
Interest income for the three and six months ended June 30, 2009 decreased by $1.2 million and $4.1 million, respectively, as compared to the same period in the prior year primarily due to lower market interest rates and a lower investment balance.
Interest expense for the three and six months ended June 30, 2009 increased by $2.4 million and $3.8 million as compared to the same period in the prior year primarily due to a decrease in capitalized interest related to the Danbury, Connecticut plant expansion and the interest expense related to amounts outstanding under the borrowing arrangement with an entity controlled by our principal stockholder (See Note 11 — Related-party loan arrangement, of the Notes to the accompanying financial statements).

LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations primarily through the sale of equity securities and convertible debt securities.
In October 2007, we entered into a loan arrangement with our principal stockholder allowing us to borrow up to a total of $350.0 million On February 26, 2009, as a result of our principal stockholder being licensed as a finance lender under the California Finance Lenders Law, the promissory note underlying the loan arrangement was revised to reflect the lender as The Mann Group LLC, an entity controlled by our principal stockholder. This new license also eliminated the need for draw restrictions under the previous loan arrangement which enabled us to borrow up to a total of $350.0 million from time to time through and including December 31, 2011 with appropriate notice to the lender. Interest will accrue on each outstanding advance at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum and will be payable quarterly in arrears. Principal repayment is due on December 31, 2011. At any time after January 1, 2010, the lender can require us to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If the lender exercises this right, we will have until the earlier of 180 days after the lender provides written notice or December 31, 2011 to prepay such advances. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at the lender’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. Any borrowings under the loan arrangement will be unsecured. The loan arrangement contains no financial covenants. There are no warrants associated with the loan arrangement, nor are advances convertible into our common stock. As of June 30, 2009, the amount borrowed and outstanding under the arrangement was $135.0 million.
During the six months ended June 30, 2009, we used $105.0 million of cash for our operations compared to using $140.0 million for our operations in the six months ended June 30, 2008. We had a net loss of $115.0 million for the six months ended June 30, 2009, of which $22.1 million consisted of non-cash charges such as depreciation and amortization, and stock-based compensation. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of AFRESA.
We generated $3.3 million of cash from investing activities during the six months ended June 30, 2009, compared to spending $48.2 million of cash for investing activities for the six months ended June 30, 2008. For the six months ended June 30, 2009 and 2008, $12.5 million and $48.3 million, respectively, were used to purchase machinery and equipment to expand our manufacturing operations and our quality systems that support clinical trials for AFRESA.
Our financing activities generated $105.5 million of cash for the six months ended June 30, 2009, compared to $0.4 million for the same period in 2008. For the six months ended June 30, 2009, cash from financing activities was primarily from the related party borrowings received, as well as the exercise of stock options.
As of June 30, 2009, we had $34.0 million in cash, cash equivalents and marketable securities. Although we believe our existing cash resources, including the $215.0 million remaining available under our loan arrangement with an entity controlled by our principal stockholder, will be sufficient to fund our anticipated cash requirements through the second quarter of 2010, we will require significant additional financing in the future to fund our operations and if we are unable to do so, there will be substantial doubt about our ability to continue as a going concern. Accordingly, we expect that we will need to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration with a pharmaceutical or biotechnology company or the establishment of other funding facilities, in order to continue the development and commercialization of AFRESA and other product candidates and to support our other ongoing activities.
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
We have held extensive discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for AFRESA. To date, we have not reached agreement with any of these companies on a collaboration and we cannot predict when, if ever, we could conclude such an agreement with a partner. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms, if at all.
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
Off-Balance Sheet Arrangements
As of June 30, 2009 we did not have any off-balance sheet arrangements.
Contractual Obligations
The only material change to our contractual obligations disclosed in Item 7 of our Annual Report was the additional borrowing of $105.0 million from an entity controlled by our principal stockholder during the six months ended June 30, 2009. (See Note 11 — Related-party loan arrangement of the Notes to the accompanying financial statements.)
Recent Accounting Pronouncements
On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued three FASB Staff Positions (“FSP”): FSP No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”); FSP No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2 and FAS 124-2”); and FSP No. FAS 107-1 and APB 28-1 “Interim Disclosures About Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 157-4 provides application guidance on measuring fair value when the volume and level of activity has significantly decreased and identifying transactions that are not orderly. FSP No. FAS 115-2 and FAS 124-2 provides a new other-than-temporary impairment model for debt securities only which shifts the focus from an entity’s intent to hold until recovery to its intent to sell. FSP No. FAS 107-1 and APB 28-4 expands the fair value disclosures required for all financial instruments within the scope of FASB Statement No. 107 “Disclosures About Fair Value of Financial Instruments” to interim periods. All three FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of these FSPs did not have a material impact on our results of operations, financial position or cash flows.
On May 28, 2009, the FASB issued Statement of Financial Accounting Standards (“FASB Statement”) No. 165 “Subsequent Events” (“FASB Statement No. 165”), which provides guidance on management’s assessment of subsequent events. Historically, management had relied on auditing literature for guidance on assessing and disclosing subsequent events. FASB Statement No. 165 includes the guidance in accounting literature and is not expected to significantly change practice because its guidance is similar to that in auditing guidance. The statement is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of this statement did not have a material impact on our results of operations, financial position or cash flows.
On June 29, 2009, the FASB issued FASB Statement No. 168, “FASB Accounting Statement on Codification and Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” (“FASB Statement No. 168”), which will become the source of authoritative GAAP recognized by the FASB to be applied by all nongovernmental agencies. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and is not expected to have a material impact on our results of operations, financial position or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates impacting our short-term investment portfolio as well as the interest rate on our credit facility with an entity controlled by our principal stockholder. The interest rate on our credit facility with an entity controlled by our principal stockholder is a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum. Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments is entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments at June 30, 2009 are comprised mainly of a certificate of deposit and a common stock investment. We have entered into a foreign exchange derivative hedging transaction as part of our risk management program. We continue to utilize our $350.0 million credit facility to fund operations. The interest rate is fixed at the time of the draw. If interest rates were to increase from levels at June 30, 2009 we could experience a higher level of interest expense than assumed in our current operating plan.

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
Our chief executive officer and chief financial officer performed an evaluation under the supervision and with the participation of our management, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of June 30, 2009. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
RISKS RELATED TO OUR BUSINESS
We depend heavily on the successful development and commercialization of our lead product candidate, AFRESA, which is not yet approved, and our other product candidates, which are in early clinical or preclinical development.*
To date, we have not commercialized any product candidates. In March 2009, we submitted an NDA to the FDA requesting approval of AFRESA for the treatment of adults with type 1 or type 2 diabetes for the control of hyperglycemia. The FDA accepted our NDA for filing in May 2009, meaning the FDA has determined that our submission is sufficiently complete to permit a substantive review.

Our other product candidates are generally in early clinical or preclinical development. We anticipate that in the near term, our ability to generate revenues will depend solely on the successful development and commercialization of AFRESA.
We have expended significant time, money and effort in the development of our lead product candidate, AFRESA, which has not yet received regulatory approval and which may not be approved by the FDA in a timely manner, or at all. We must receive the necessary approvals from the FDA and similar foreign regulatory agencies before AFRESA can be marketed and sold in the United States or elsewhere. Even if we were to receive regulatory approval, we ultimately may be unable to gain market acceptance of AFRESA for a variety of reasons, including the treatment and dosage regimen, potential adverse effects, the availability of alternative treatments and cost effectiveness. If we fail to commercialize AFRESA, our business, financial condition and results of operations will be materially and adversely affected.
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
We have a history of operating losses, we expect to continue to incur losses and we may never become profitable.*
We are a development stage company with no commercial products. All of our product candidates are still being developed, and all but AFRESA are still in the early stages of development. Our product candidates will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be commercialized. We anticipate that AFRESA may not be approved for as long as a year or more, or at all.
We have never been profitable and, as of June 30, 2009, we had an accumulated deficit of $1.5 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates, including AFRESA. This accumulated deficit may increase significantly as we continue development and clinical trial efforts.
Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of June 30, 2009, we had an accumulated deficit in stockholders’ equity of $19.3 million. Our ability to achieve and sustain profitability depends upon obtaining regulatory approvals for and successfully commercializing AFRESA, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates, and we may not receive them. We may not be profitable even if we succeed in commercializing any of our product candidates. As a result, we cannot be sure when we will become profitable, if at all.
If we fail to raise additional capital our financial condition and business would suffer.*
It is costly to develop therapeutic product candidates and conduct clinical trials for these product candidates. Although we are currently focusing on AFRESA as our lead product candidate, we have begun to conduct clinical trials for additional product candidates. Our existing capital resources will not be sufficient to support the expense of fully commercializing AFRESA or developing any of our product candidates.
Based upon our current expectations, we believe that our existing capital resources, including the loan arrangement with an entity controlled by our principal stockholder, will enable us to continue planned operations through the second quarter of 2010. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Accordingly, we plan to raise additional capital, either through the sale of equity and/or debt securities, a strategic business collaboration, or the establishment of other funding facilities, in order to continue the development and commercialization of AFRESA and other product candidates and to support our other ongoing activities. However, it may be difficult for us to raise additional capital through the sale of equity and/or debt securities. As of June 30, 2009, we had an accumulated deficit in stockholders’ equity of $19.3 million which may affect our ability to raise additional capital. The amount of additional funds we need will depend on a number of factors, including:
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
We have raised capital in the past primarily through the sale of equity and debt securities. We may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities. Issuances of additional debt or equity securities or the conversion of any of our currently outstanding convertible debt securities into shares of our common stock could impact your rights as a holder of our common stock and may dilute your ownership percentage. Moreover, the establishment of other funding facilities may impose restrictions on our operations. These restrictions could include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.
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
In the event that sufficient additional funds are not obtained through strategic collaboration opportunities, sales of securities, credit facilities, licensing arrangements and/or asset sales on a timely basis, we may be required to reduce expenses through the delay, reduction or curtailment of our projects, including AFRESA commercialization, or further reduction of costs for facilities and administration. Moreover, if we do not obtain such additional funds, there will be substantial doubt about our ability to continue as a going concern.
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
If we fail to enter into a strategic collaboration with respect to AFRESA, we may not be able to execute on our business model.*
We have held extensive discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for AFRESA. To date, we have not reached agreement with any of these companies on a collaboration and we cannot predict when, if ever, we could conclude such an agreement with a partner. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms, if at all. If we are not able to enter into a collaboration on terms that are favorable to us, we may be unable to undertake and fund product development, clinical trials, manufacturing and marketing activities at our own expense. Accordingly, we may have to substantially reduce our development efforts, which would delay or otherwise impede the commercialization of AFRESA.
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
We conducted a pivotal Phase 3 safety study of AFRESA to evaluate pulmonary function, with multiple uses per day, over a period of two years. Forecasts about the effects of the use of drugs, including AFRESA, over terms longer than the clinical trials or in much larger populations may not be consistent with the clinical results. If use of AFRESA results in adverse health effects or reduced efficacy or both, the FDA or other regulatory agencies may terminate our ability to market and sell AFRESA, may narrow the approved indications for use or otherwise require restrictive product labeling or marketing, or may require further clinical trials, which may be time-consuming and expensive and may not produce favorable results.
As a result of any of these events, we, any collaborator, the FDA, or any other regulatory authorities, may suspend or terminate clinical trials or marketing of AFRESA at any time. Any suspension or termination of our clinical trials or marketing activities may harm our business and results of operations and the market price of our common stock may decline.
If we are unable to transition successfully from a development company to a company that commercializes therapeutics, our business would suffer.*
We require a well-structured plan to make the transition from the development-stage to being a company with commercial operations. We have a number of executive personnel, particularly in clinical development, regulatory and manufacturing production, including personnel with significant Phase 3-to-commercialization experience. In order to implement our commercialization strategy, we will need to:
•	align our management structure to accommodate the increasing complexity of our operations;
•	develop comprehensive and detailed commercialization, clinical development and regulatory plans; and
•	implement standard operating procedures.
If we are unable to accomplish these measures in a timely manner, we would be at considerable risk of failing to develop the manufacturing capabilities necessary for FDA inspection and commercial operations.
If our suppliers fail to deliver materials and services needed for the production of AFRESA in a timely and sufficient manner, or they fail to comply with applicable regulations, our business and results of operations would be harmed and the market price of our common stock could decline.*
For AFRESA to be commercially viable, we need access to sufficient, reliable and affordable supplies of insulin, our AFRESA inhaler, the related cartridges and other materials. In November 2007, we entered into a long-term supply agreement with N.V. Organon. In June 2009, we purchased from Pfizer, Inc. a portion of its inventory of bulk insulin and acquired an option to purchase the remainder of Pfizer’s insulin inventory, in whole or in part, at a specified price to the extent that Pfizer has not otherwise disposed of or used the retained insulin.
We have obtained FDKP, the precursor raw material for AFRESA, from two sources, both of which are major chemical manufacturers with facilities in Europe and North America. We have recently completed a successful validation campaign of FDKP at commercial scale. We can also utilize our in-house chemical manufacturing plant for supplemental capacity. We believe both manufacturers have the capacity to supply our current clinical and future commercial requirements. We have obtained our AFRESA inhaler and cartridges from two large plastic molding companies.
We must rely on our suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin in accordance with the FDA’s current good manufacturing practice, or cGMP, for drug products, and the production of AFRESA inhaler and related cartridges in accordance with the FDA’s cGMP for medical devices, known as the Quality System Regulation, or QSR. The supply of all of these materials may be limited or the manufacturer may not meet relevant regulatory requirements, and if we are unable to obtain these materials in sufficient amounts, in a timely manner and at reasonable prices, or if we should encounter delays or difficulties in our relationships with manufacturers or suppliers, the development or manufacturing of AFRESA may be delayed. Any such events would delay market introduction and subsequent sales of AFRESA and, if so, our business and results of operations will be harmed and the market price of our common stock may decline.
We have never manufactured AFRESA or any other product candidate in commercial quantities, and if we fail to develop an effective manufacturing capability for our product candidates or to engage third-party manufacturers with this capability, we may be unable to commercialize these products.*
We use our Danbury, Connecticut facility to formulate AFRESA, fill plastic cartridges with AFRESA and blister package the cartridges for our clinical trials. This facility is still undergoing the rigorous testing and regulatory inspection processes that are expected to result in approval to manufacture commercially. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. In addition, before we would be able to produce commercial quantities of AFRESA at our Danbury facility, it would have to undergo an acceptable pre-approval inspection by the FDA. If we engage a third-party manufacturer, we would need to transfer our technology to that third-party manufacturer and gain FDA approval, potentially causing delays in product delivery. In addition, our third-party manufacturer may not perform as agreed or may terminate its agreement with us.
Additionally, when we manufacture commercial material on a significantly larger production scale than the production scale for clinical trial materials, we may be required by the FDA to establish that the results obtained from the clinical trials may reasonably be extrapolated to such commercial material. We are in the process of compiling documentation to show correlation to the clinical-scale production materials.
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
If third-party payers do not reimburse consumers for our products, our products might not be used or purchased, which would adversely affect our revenues.*
Our future revenues and potential for profitability may be affected by the continuing efforts of governments and third-party payers to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets the pricing of prescription pharmaceuticals is subject to governmental control. In the United States, there has been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private payers for healthcare goods and services may take in response to any healthcare reform proposals or legislation. Such reforms may make it difficult to complete the development and testing of AFRESA and our other product candidates, and therefore may limit our ability to generate revenues from sales of our product candidates and achieve profitability. Further, to the extent that such reforms have a material adverse effect on the business, financial condition and profitability of other companies that are prospective collaborators for some of our product candidates, our ability to commercialize our product candidates under development may be adversely affected.
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
The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We are not aware of any precedent for the successful commercialization of products based on our technology. On January 26, 2006, the FDA approved the first pulmonary insulin product, Exubera. This approval has had an impact on and, notwithstanding the voluntary withdrawal of the product from the market by its manufacturer, could still impact the development and registration of AFRESA in different ways. For example, Exubera may be used as a reference for safety and efficacy evaluations of AFRESA, and the approval standards set for Exubera may be applied to other products that follow including AFRESA.
On March 16, 2009, we submitted an NDA for AFRESA, which the FDA accepted for review on May 16, 2009. The FDA has advised us that it will regulate AFRESA as a “combination product” because of the complex nature of the system that includes the combination of a new drug (AFRESA) and a new medical device (the AFRESA inhaler used to administer the insulin). The FDA indicated that the review of our drug marketing application for AFRESA will involve three separate review groups of the FDA: (1) the Metabolic and Endocrine Drug Products Division; (2) the Pulmonary Drug Products Division; and (3) the Center for Devices and Radiological Health, which reviews medical devices. We currently understand that the Metabolic and Endocrine Drug Products Division will be the lead group and will obtain consulting reviews from the other two FDA groups. We can make no assurances at this time about what impact FDA review by multiple groups will have on the timeliness of the FDA’s review or the approvability of our product or whether we are correct in our understanding of how AFRESA will be reviewed and approved.
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
We are developing AFRESA as a new treatment for diabetes utilizing unique, proprietary components. As a combination product, any changes to either the AFRESA inhaler, or AFRESA, including new suppliers, could possibly result in FDA requirements to repeat certain clinical studies. This means, for example, that switching to an alternate delivery system, such as our next generation inhaler, could require us to undertake additional clinical trials and other studies, which could significantly delay the development and commercialization of AFRESA. Our product candidates that are currently in development for the treatment of cancer also face similar obstacles and costs.
We also must obtain approval from the FDA for the trade name of our product. The FDA has informed us that the name AFRESA may be too similar to other drugs on the market and that we may want to propose another trade name for our product.

Our first generation inhaler is being reviewed for approval as part of the NDA for AFRESA. No assurances exist that we will not be required to obtain separate device clearances or approval for use of our inhaler with AFRESA. This may result in our being subject to medical device review user fees and to other device requirements to market our inhaler and may result in significant delays in commercialization. Even if the device component is approved as part of our NDA for AFRESA, numerous device regulatory requirements still apply to the device part of the drug-device combination.
We have only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely approvals from the FDA or foreign regulatory agencies, if at all.*
We will not be able to commercialize AFRESA or any other product candidates until we have obtained regulatory approval. Until we prepared and filed our NDA for AFRESA, we had no experience as a company in late-stage regulatory filings, such as preparing and submitting NDAs, which may place us at risk of delays, overspending and human resources inefficiencies. Any delay in obtaining, or inability to obtain, regulatory approval could harm our business.
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
Our insulin supplier does not yet supply human recombinant insulin for an FDA-approved product and will likely be subject to an FDA preapproval inspection before the agency will approve a future marketing application for AFRESA.*
Our insulin supplier for purposes of the NDA filing sells its product outside of the United States. However, we can make no assurances that our insulin supplier will be acceptable to the FDA. If we were required to find a new or additional supplier of insulin, we would be required to evaluate the new supplier’s ability to provide insulin that meets our specifications and quality requirements, which would require significant time and expense and could delay the manufacturing and future commercialization of AFRESA. We also depend on suppliers for other materials that comprise AFRESA, including our AFRESA inhaler and cartridges. All of our device suppliers must comply with relevant regulatory requirements including QSR. It also is likely that major suppliers will be subject to FDA preapproval inspections before the agency will approve a future marketing application for AFRESA. There can be no assurance, however, that if the FDA were to conduct a preapproval inspection of our insulin supplier or other suppliers, that the agency would find that the supplier substantially comply with the QSR or cGMP requirements, where applicable. If we or any potential third-party manufacturer or supplier fails to comply with these requirements or comparable requirements in foreign countries, regulatory authorities may subject us to regulatory action, including criminal prosecutions, fines and suspension of the manufacture of our products.
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
Moreover, certain components of AFRESA and/or our DNA-based cancer vaccines may be manufactured outside the United States and imported into the United States. As such, third parties could file complaints under 19 U.S.C. Section 337(a)(1)(B), or a 337 action, with the International Trade Commission, or the ITC. A 337 action can be expensive and would consume time and other resources. There is a risk that the ITC would decide that we are infringing a third party’s patents and either enjoin us from importing the infringing products or parts thereof into the United States or set a bond in an amount that the ITC considers would offset our competitive advantage from the continued importation during the statutory review period. The bond could be up to 100% of the value of the patented products. We may not prevail in any legal action, and a required license under the patent may not be available on acceptable terms, or at all, resulting in a permanent injunction preventing any further importation of the infringing products or parts thereof into the United States. We also may not be able to develop a non-infringing product design on commercially reasonable terms, or at all.
Although we own a number of domestic and foreign patents and patent applications relating to AFRESA and cancer vaccine products under development, we have identified certain third-party patents having claims relating to pulmonary insulin delivery that may trigger an allegation of infringement upon the commercial manufacture and sale of AFRESA. We have also identified third-party patents disclosing methods of use and compositions of matter related to DNA-based cancer vaccines that also may trigger an allegation of infringement upon the commercial manufacture and sale of our cancer therapy. If a court were to determine that our insulin products or cancer therapies were infringing any of these patent rights, we would have to establish with the court that these patents were invalid or unenforceable in order to avoid legal liability for infringement of these patents. However, proving patent invalidity or unenforceability can be difficult because issued patents are presumed valid. Therefore, in the event that we are unable to prevail in an infringement or invalidity action we will have to either acquire the third-party patents outright or seek a royalty-bearing license. Royalty-bearing licenses effectively increase production costs and therefore may materially affect product profitability. Furthermore, should the patent holder refuse to either assign or license us the infringed patents, it may be necessary to cease manufacturing the product entirely and/or design around the patents, if possible. In either event, our business would be harmed and our profitability could be materially adversely impacted.
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
Our Chief Executive Officer and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.*
At July 23, 2009, Mr. Mann beneficially owned approximately 47.3% of our outstanding shares of capital stock. We believe members of Mr. Mann’s family beneficially owned at least an additional 1% of our outstanding shares of common stock, although Mr. Mann does not have voting or investment power with respect to these shares. By virtue of his holdings, Mr. Mann can and will continue to be able to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.
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
There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, during the second quarter of 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our 2009 Annual Meeting of Stockholders was held on May 21, 2009.
The following matters were voted on at our 2009 Annual Meeting of Stockholders:
     1. The election of eight nominees to serve on our board of directors until the 2010 Annual Meeting of Stockholders. The following eight individuals were elected to our board of directors by the votes indicated:

	Affirmative	Votes	Votes
	Votes	Withheld	Abstaining
Alfred E. Mann	63,320,958	5,823,899	2,824
Hakan S. Edstrom	63,320,958	5,823,899	2,824
Abraham E. Cohen	62,722,001	6,421,706	3,974
Ronald Consiglio	63,320,458	5,824,399	2,824
Michael Friedman, M.D.	62,722,001	6,421,706	3,974
Kent Kresa	62,722,501	6,421,206	3,974
David H. MacCallum	63,320,458	5,824,399	2,824
Henry L. Nordhoff	63,320,458	5,824,399	2,824
     2. To approve an increase in the maximum number of shares of common stock that may be issued under MannKind’s 2004 Equity Incentive Plan from 14,000,000 shares to 19,000,000 shares. The increase in the maximum number of shares of common stock under MannKind’s 2004 Equity Incentive Plan was approved by the following vote: 61,011,192 votes for and 8,131,245 votes against, with 5,244 votes abstaining.
     3. The ratification of Deloitte & Touche LLP as independent auditor for the fiscal year ending December 31, 2009 was approved by the following vote: 54,877,014 votes for and 14,259,622 votes against, with 11,045 votes abstaining.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Document
3.1(1)	Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Amended and Restated Bylaws.

4.1(4)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated November 1, 2006.

4.2(5)	First Supplemental Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated December 12, 2006.

4.3(5)	Form of 3.75% Senior Convertible Note due 2013.

4.4(1)	Form of common stock certificate.

4.5(1)	Registration Rights Agreement, dated October 15, 1998 by and among CTL ImmunoTherapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended.

10.1(6)	2004 Equity Incentive Plan, as amended.

10.2(7)	Insulin Maintenance and Call-Option Agreement, by and among Pfizer Manufacturing Frankfurt GmbH, Pfizer Inc. and MannKind, dated June 19, 2009.

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

(1)	Incorporated by reference to MannKind’s registration statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended.

(2)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q, filed with the SEC on August 9, 2007.

(3)	Incorporated by reference to MannKind’s current report on Form 8-K, filed with the SEC on November 19, 2007.

(4)	Incorporated by reference to MannKind’s registration statement on Form S-3 (File No. 333-138373) filed with the SEC on November 2, 2006.

(5)	Incorporated by reference to MannKind’s current report on Form 8-K filed with the SEC on December 12, 2006.

(6)	Incorporated by reference to MannKind’s current report on Form 8-K, filed with the SEC on June 9, 2009.

(7)	The form of this agreement was included as part of Exhibit 2.2 to MannKind’s quarterly report on Form 10-Q filed with the SEC on May 4, 2009 and is incorporated herein by reference. Confidential treatment has been granted with respect to certain portions of this agreement. Omitted portions have been filed separately with the SEC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2009	MANNKIND CORPORATION
	By:	/s/ Matthew J. Pfeffer
Matthew J. Pfeffer
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)