Form 10-K/A
period 2008-12-31
MANNKIND CORP
filed 2009-08-04
CIK 899460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-50865
MANNKIND CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3607736 (IRS Employer Identification Number)

28903 North Avenue Paine
Valencia, California 91355	(661) 775-5300
(Address of Principal Executive Offices Including Zip Code)	(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).
☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the Nasdaq Global Market, was approximately $73,076,346.
As of February 13, 2009, there were 102,019,206 shares of the registrant’s Common Stock outstanding.

EXPLANATORY NOTE
     This Amendment No. 1 (the “Amendment”) amends MannKind Corporation’s (the “Company”) Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2009 (the “Original Filing”), solely for the purpose of filing a corrected consent (which consent is filed herewith as Exhibit 23.1) of our independent registered public accounting firm, Deloitte & Touche LLP. The consent filed with the Original Filing contained a clerical error. Only the consent is being corrected and no revisions have been made to the reports to which the consent related or to the Company’s financial statements. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.
     Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1). FINANCIAL STATEMENTS
     The financial statements of MannKind Corporation are included in the Original Filing.
(a) (2). FINANCIAL STATEMENT SCHEDULES
     All financial statement schedules have been omitted because the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Original Filing.
(a) (3). EXHIBITS
     Refer to (b) below.
(b) EXHIBITS

Exhibit
Number	Description of Document
23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

*	New exhibits filed with this Amendment.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNKIND CORPORATION
Date: August 4, 2009	/s/ Matthew J. Pfeffer
Matthew J. Pfeffer
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*

*	New exhibits filed with this Amendment.