Form 10-Q
period 2009-09-30
MANNKIND CORP
filed 2009-11-02
CIK 899460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of October 23, 2009, there were 112,806,245 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION
Form 10-Q
For the Quarterly Period Ended September 30, 2009

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets: September 30, 2009 and December 31, 2008	3
Condensed Consolidated Statements of Operations: Three and nine months ended September 30, 2009 and 2008 and the period from inception (February 14, 1991) to September 30, 2009	4
Condensed Consolidated Statements of Cash Flows: Nine months ended September 30, 2009 and 2008 and the period from inception (February 14, 1991) to September 30, 2009	5
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	18
PART II: OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	36
Item 4. Submission of Matters to a Vote of Security Holders	36
Item 5. Other Information	36
Item 6. Exhibits	36
SIGNATURES	38
EX-31.1
EX-31.2
EX-32

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands except share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$53,918	$27,648
Marketable securities	2,649	18,844
State research and development credit exchange — current	1,500	1,500
Prepaid expenses and other current assets	5,247	5,983

Total current assets	63,314	53,975
Property and equipment — net	224,057	226,436
State research and development credit exchange receivable — net of current portion	700	1,500
Other assets	584	548

Total	$288,655	$282,459

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,801	$15,630
Accrued expenses and other current liabilities	19,624	37,842

Total current liabilities	28,425	53,472
Senior convertible notes	112,635	112,253
Note payable to related party	150,000	30,000

Total liabilities	291,060	195,725

Commitments and contingencies
Stockholders’ equity (deficit):
Undesignated preferred stock, $0.01 par value - 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value - 150,000,000 shares authorized; 112,783,803 and 102,008,096 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	1,128	1,020
Additional paid-in capital	1,541,223	1,469,497
Accumulated other comprehensive income (loss)	(107)	295
Deficit accumulated during the development stage	(1,544,649)	(1,384,078)

Total stockholders’ equity (deficit)	(2,405)	86,734

Total	$288,655	$282,459

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

					Cumulative period
					from February 14,
					1991 (date of
	Three months ended		Nine months ended		inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009
Revenue	$—	$—	$—	$20	$2,988

Operating expenses:
Research and development	30,494	55,645	113,232	181,665	1,110,714
General and administrative	12,273	13,435	40,727	42,365	286,569
In-process research and development costs	—	—	—	—	19,726
Goodwill impairment	—	—	—	—	151,428

Total operating expenses	42,767	69,080	153,959	224,030	1,568,437

Loss from operations	(42,767)	(69,080)	(153,959)	(224,010)	(1,565,449)
Other income (expense)	149	(7)	503	(7)	(1,440)
Interest expense on note payable to related party	(1,816)	—	(3,806)	—	(5,329)
Interest expense on senior convertible notes	(1,130)	(124)	(3,376)	(585)	(9,333)
Interest income	9	715	67	4,858	36,928

Loss before provision for income taxes	(45,555)	(68,496)	(160,571)	(219,744)	(1,544,623)
Income taxes	—	—	—	—	(26)

Net loss	(45,555)	(68,496)	(160,571)	(219,744)	(1,544,649)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	—	—	(952)

Net loss applicable to common stockholders	$(45,555)	$(68,496)	$(160,571)	$(219,744)	$(1,567,861)

Net loss per share applicable to common stockholders — basic and diluted	$(0.42)	$(0.67)	$(1.54)	$(2.17)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	108,779	101,647	104,402	101,495

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Nine months ended		Inception) to
	September 30,		September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(160,571)	$(219,744)	$(1,544,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,020	7,321	74,434
Stock-based compensation expense	17,979	18,849	97,602
Stock expense for shares issued pursuant to research agreement	—	—	3,018
Loss on sale, abandonment/disposal or impairment of property and equipment	62	121	10,768
Accrued interest on investments, net of amortization of discounts	(12)	—	(191)
In-process research and development	—	—	19,726
Goodwill impairment	—	—	151,428
Loss on available-for-sale securities	—	—	229
Other, net	5	—	1,110
Changes in assets and liabilities:
State research and development credit exchange receivable	800	(294)	(2,200)
Prepaid expenses and other current assets	736	1,887	(3,647)
Other assets	(36)	(2)	(584)
Accounts payable	(3,994)	(12,502)	8,366
Accrued expenses and other current liabilities	(15,695)	3,343	18,059
Other liabilities	—	(24)	(2)

Net cash used in operating activities	(146,706)	(201,045)	(1,166,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(2,000)	(63,651)	(792,601)
Sales/ maturities of marketable securities	17,800	—	790,565
Purchase of property and equipment	(16,679)	(72,297)	(308,536)
Proceeds from sale of property and equipment	—	70	284

Net cash used in investing activities	(879)	(135,878)	(310,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net	60,648	425	1,201,196
Collection of Series C convertible preferred stock subscriptions receivable	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivables	—	—	1,742
Borrowings on notes payable to related party	120,000	—	220,000
Principal payments on notes payable to principal stockholder	—	—	(70,000)
Borrowings on notes payable	—	—	3,460
Principal payments on notes payable	—	—	(1,667)
Proceeds from senior convertible notes	—	—	111,267
Payment of employment taxes related to vested restricted stock units	(6,793)	(205)	(7,974)

Net cash provided by financing activities	173,855	220	1,530,739

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Nine months ended		Inception) to
	September 30,		September 30,
	2009	2008	2009
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$26,270	$(336,703)	$53,918
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,648	368,285

CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,918	$31,582	$53,918

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$—	$—	$26
Interest paid in cash	4,159	2,156	14,515
Accretion on redeemable convertible preferred stock	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	171,154
Issuance of common stock for notes receivable	—	—	2,758
Issuance of put option by stockholder	—	—	(2,949)
Put option redemption by stockholder	—	—	1,921
Issuance of Series C convertible preferred stock subscriptions	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)
Non-cash construction in progress and property and equipment	1,239	10,900	1,239
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the nine months ended September 30, 2009 may not be indicative of the results that may be expected for the full year.
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
Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. Since its inception through September 30, 2009, the Company has reported accumulated net losses of $1.5 billion and accumulated deficit in stockholders’ equity of $2.4 million, which include a goodwill impairment charge of $151.4 million, and cumulative negative cash flow from operations of $1.2 billion. It is costly to develop therapeutic products and conduct clinical trials for these products. At September 30, 2009 the Company’s capital resources consisted of cash, cash equivalents, and marketable securities of $56.6 million (including a $2.0 million certificate of deposit held as collateral for foreign exchange hedging instruments) and $200.0 million of available borrowings under the loan agreement with an entity controlled by the Company’s principal shareholder (see Note 11). Based upon the Company’s current expectations, management believes the Company’s existing capital resources will enable it to continue planned operations through at least the end of 2010. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. Accordingly, the Company expects that it will need to raise additional capital, either through the sale of equity and/or debt securities, the entry into a strategic business collaboration with a pharmaceutical company or the establishment of other funding facilities, in order to continue the development and commercialization of AFRESA and other product candidates and to support its other ongoing activities.
Fair Value of Financial Instruments — The carrying amounts of financial instruments, which include cash equivalents, marketable securities and accounts payable, approximate their fair values due to their relatively short maturities. The fair value of the note payable to an entity controlled by the Company’s principal shareholder cannot be reasonably estimated as the Company would not be able to obtain a similar credit arrangement in the current economic environment. The senior convertible notes had a carrying value of $112.6 million and $112.3 million and an estimated fair value of $89.8 million and $53.9 million as of September 30, 2009 and December 31, 2008, respectively which is calculated based on quoted prices in an active market (Level 1 in the fair value hierarchy).
Subsequent Events — The Company has evaluated subsequent events through the date the financial statements were issued, November 2, 2009.
Recently Issued Accounting Standards — On June 29, 2009, the Financial Accounting Standard Board (“FASB”) issued FASB Statement No. 168, “FASB Accounting Statement on Codification and Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162,” or ASC 105-10, which will become the source of authoritative GAAP recognized by the FASB to be applied by all nongovernmental agencies. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Company’s results of operations, financial position, cash flows or financial statement disclosures.
2. Investment in securities
The following is a summary of the available-for-sale securities classified as current assets (in thousands).

	September 30,			December 31,
	2009			2008
		Gross			Gross
		Unrealized		Cost	Unrealized	Fair
	Cost Basis	Loss	Fair Value	Basis	Gain	Value
Available-for-sale securities	$2,761	$(112)	$2,649	$18,549	$295	$18,844
The Company’s available-for-sale securities at September 30, 2009 consist principally of a $2.0 million certificate of deposit with a maturity greater than 90 days, held as collateral for foreign exchange hedging instruments, and a common stock investment, which is stated at fair value based on quoted prices in an active market (Level 1 in the fair value hierarchy). The Company’s available-for-sale securities at December 31, 2008 consist principally of US agency securities, which are stated at fair value based on quoted prices for similar securities in active markets (Level 2 in the fair value hierarchy). The Company’s policy is to maintain a highly liquid short-term investment portfolio. Proceeds from the sales and maturities of available-for-sale securities amounted to approximately $17.8 million for the nine months ended September 30, 2009. Gross realized gains and losses for available-for-sale securities were insignificant and recorded as other income (expense). Gross unrealized gains and losses are included in other comprehensive income (loss).
3. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2009	2008
Salary and related expenses	$10,134	$12,452
Research and clinical trial costs	3,184	13,438
Accrued interest	3,086	204
Construction in progress	555	3,327
Other	2,665	8,421

Accrued expenses and other current liabilities	$19,624	$37,842

4. Accounting for stock-based compensation
Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock-based compensation	$5,090	$6,781	$17,979	$18,849

As of September 30, 2009, there was $39.6 million of unrecognized compensation costs, of which $13.3 million related to options and $26.3 million related to restricted stock units, which are expected to be recognized over the remaining weighted average vesting period of 2.4 years.
5. Comprehensive Loss
FASB Statement No. 130, “Reporting Comprehensive Income,” or ASC 220-10-45 requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments and cumulative translation gains and losses. In accordance with this guidance, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. For the three and nine months ended September 30, 2009 and 2008, comprehensive loss consisted of (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(45,555)	$(68,496)	$(160,571)	$(219,744)
Other comprehensive loss:
Unrealized gain/(loss) on investments	10	—	(407)	—
Cumulative translation gain	2	—	5	—

Comprehensive loss	$(45,543)	$(68,496)	$(160,973)	$(219,744)

6. Net loss per common share
Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 18,123,648 shares and 19,607,924 shares as of September 30, 2009 and 2008, respectively.

7. State research and development credit exchange receivable
The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. At September 30, 2009, the estimated amount receivable under the program was $2.2 million.
8. Property and equipment — net
Property and equipment — net consist of the following (dollar amounts in thousands):

	Estimated
	Useful
	Life	September 30,	December 31,
	(Years)	2009	2008
Land	—	$5,273	$5,273
Buildings	39-40	54,993	53,786
Building improvements	5-40	113,197	111,346
Machinery and equipment	3-15	79,776	70,633
Furniture, fixtures and office equipment	5-10	5,371	6,622
Computer equipment and software	3	15,849	14,818
Leasehold improvements		172	184
Construction in progress		13,715	15,165

		288,346	277,827
Less accumulated depreciation and amortization		(64,289)	(51,391)

Property and equipment — net		$224,057	$226,436

Leasehold improvements are amortized over the shorter of the term of the lease or the service lives of the improvements.
Depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Depreciation and amortization expense	$4,658	$3,393	$13,638	$6,954

Capitalized interest added to property and equipment during the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Capitalized Interest	$77	$1,078	$240	$3,016

9. Warrants
In connection with the sale of common stock in the private placement which closed in August 2005, the Company concurrently issued warrants to purchase up to 3,426,000 shares of common stock at an exercise price of $12.228 per share. These warrants became exercisable in February 2006 and expire in August 2010. During the nine months ended September 30, 2009, no warrants were exercised. As of September 30, 2009, warrants to purchase 2,882,873 shares of common stock remained outstanding.

10. Commitments and contingencies
Supply Commitments — As of September 30, 2009, the Company had a binding annual commitment for insulin purchases with Organon N.V. (“Organon”) aggregating approximately $103 million over the period from 2009 through 2012. If the Company terminates the supply agreement following failure to obtain or maintain regulatory approval of AFRESA or either party terminates the agreement following the parties’ inability to agree to changes to product specifications mandated after regulatory approval, the Company will be required to pay Organon a specified termination fee if Organon is unable to sell certain quantities of insulin to other parties.
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
Litigation — The Company is involved in various legal proceedings and other matters. In accordance with general accounting guidance for recording contingencies, the Company would record a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
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
The amount outstanding under the arrangement was $150.0 million and $30.0 million at September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009, the Company had accrued interest of $1.8 million related to the amount outstanding.
12. Senior convertible notes
On December 12, 2006, the Company completed an offering of $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013 (the “Notes”). The Notes are governed by the terms of an indenture dated as of November 1, 2006 and a First Supplemental Indenture, dated as of December 12, 2006. The Notes bear interest at the rate of 3.75% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2007. As of September 30, 2009 and December 31, 2008, the Company had accrued interest of $1.3 million and $0.2 million, respectively, related to the Notes. The Notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the Notes is December 15, 2013 and payment is due in full on that date for unconverted securities. Holders may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding Notes into shares of the Company’s common stock at an initial conversion rate of 44.5002 shares per $1,000 principal amount of Notes, which is equal to a conversion price of approximately $22.47 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of the Notes will have the option to require the Company to repurchase all or any portion of such holder’s Notes at a repurchase price of 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any. The Company incurred approximately $3.7 million in issuance costs which are recorded as an offset to the Notes in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Notes.
Amortization of debt issuance expense in connection with the Notes during the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Amortization expense	$129	$124	$382	$367

13. Income taxes
As discussed in Note 14 to the financial statements in the Company’s Annual Report, management of the Company has concluded, in accordance with applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of its deferred tax assets. Accordingly, net deferred tax assets have been fully reserved.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 or ASC 740-10-25 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company was subject to the provisions of FIN 48 as of January 1, 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company did not record a cumulative effect adjustment related to the adoption of FIN 48. Tax years since 1992 remain subject to examination by the major tax jurisdictions in which the Company is subject to tax.
14. Common stock offering
On August 5, 2009, the Company sold 8.4 million shares of common stock comprised of 1.0 million shares to its principal stockholder at a price per share of $8.11 and 7.4 million shares to other investors at a price per share of $7.07. The sale of common stock resulted in aggregate net proceeds to the Company of approximately $59.7 million after deducting offering expenses.

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
We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of September 30, 2009, we have incurred a cumulative net loss of $1.5 billion and accumulated deficit in stockholders’ equity of $2.4 million. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities and convertible debt securities. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding in the future, there will be substantial doubt about our ability to continue as a going concern.
We have held extensive discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for AFRESA. On October 6, 2009, we announced that we do not expect to complete a partnership until after we receive a response from the FDA regarding our NDA for AFRESA. We cannot predict when, if ever, we could conclude an agreement with a partner. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms, if at all.
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

Research and Development Expenses
     Our research and development expenses consist mainly of costs associated with the clinical trials of our product candidates that have not yet received regulatory approval for marketing and for which no alternative future use has been identified. This includes the salaries, benefits and stock-based compensation of research and development personnel, raw materials, such as insulin, laboratory supplies and materials, facility costs, costs for consultants and related contract research, licensing fees, and depreciation of laboratory equipment. We track research and development costs by the type of cost incurred. We partially offset research and development expenses with the recognition of estimated amounts receivable from the State of Connecticut pursuant to a program under which we can exchange qualified research and development income tax credits for cash. Included in research and development expenses for the quarter ended September 30, 2009 were purchases of insulin totaling $2.6 million.
     Our research and development staff conducts our internal research and development activities, which include research, product development, clinical development, manufacturing and related activities. This staff is located in our facilities in Valencia, California; Paramus, New Jersey; and Danbury, Connecticut. We expense our research and development costs as we incur them.
     Clinical development timelines, likelihood of success and total costs vary widely. We are focused primarily on advancing AFRESA through regulatory filings. Based on the results of preclinical studies, we plan to develop additional applications of our Technosphere technology. Additionally, we anticipate that we will continue to determine which research and development projects to pursue, and how much funding to direct to each project, on an ongoing basis, in response to the scientific and clinical success of each product candidate. We cannot be certain when or if any revenues from the commercialization of our products will commence.
     At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our product candidates other than AFRESA, we are unable to estimate with any certainty the costs that we will incur in the continued development of our product candidates for commercialization. The costs required to complete the development of AFRESA will be largely dependent on the cost and efficiency of our manufacturing process and additional FDA requirements, if any.
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
RESULTS OF OPERATIONS
Three and nine months ended September 30, 2009 and 2008
Revenues
During the three months ended September 30, 2009 and 2008, we did not recognize any revenue. We recognized no revenue during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, we recognized $20,000 in revenue under a license agreement. We do not anticipate sales of any product prior to regulatory approval and commercialization of AFRESA.
Research and Development Expenses
The following table provides a comparison of the research and development expense categories for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three months ended
	September 30,
	2009	2008	$ Change	% Change
Clinical	$8,467	$27,044	$(18,577)	(69%)
Manufacturing	15,907	18,434	(2,527)	(14%)
Research	3,791	6,549	(2,758)	(42%)
Research and development tax credit	(754)	(375)	(379)	101%
Stock-based compensation expense	3,083	3,993	(910)	(23%)

Research and development expenses	$30,494	$55,645	$(25,151)	(45%)

	Nine months ended
	September 30,
	2009	2008	$ Change	% Change
Clinical	$35,843	$88,208	$(52,365)	(59%)
Manufacturing	53,262	60,119	(6,857)	(11%)
Research	14,073	23,921	(9,848)	(41%)
Research and development tax credit	(1,104)	(1,471)	367	(25%)
Stock-based compensation expense	11,158	10,888	270	2%

Research and development expenses	$113,232	$181,665	$(68,433)	(38%)

The decrease in research and development expenses for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, was primarily due to decreased costs associated with the clinical development of AFRESA as we completed our pivotal AFRESA trials during 2008, as well as decreases in manufacturing costs associated with raw material purchases. The decrease in research expenses reflects reduced salary-related and other research costs as a result of a reduction in force that we implemented in April 2009. We anticipate that our research and development expenses will continue to decrease in 2009 compared to the prior year since we have completed our pivotal AFRESA clinical trials and the expansion of our commercial manufacturing facilities during 2008, as well as due to decreased expenses resulting from the April 2009 reduction in force.
General and Administrative Expenses
The following table provides a comparison of the general and administrative expense categories for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three months ended
	September 30,
	2009	2008	$ Change	% Change
Salaries, employee related and other general expenses	$10,266	$10,647	$(381)	(4%)
Stock-based compensation expense	2,007	2,788	(781)	(28%)

General and administrative expenses	$12,273	$13,435	$(1,162)	(9%)

	Nine months ended
	September 30,
	2009	2008	$ Change	% Change
Salaries, employee related and other general expenses	$33,906	$34,404	$(498)	(1%)
Stock-based compensation expense	6,821	7,961	(1,140)	(14%)

General and administrative expenses	$40,727	$42,365	$(1,638)	(4%)

General and administrative expenses for the three months ended September 30, 2009 decreased as compared to the same period in the prior year primarily due to decreased salary related costs resulting from the April 2009 reduction in force.
General and administrative expenses for the nine months ended September 30, 2009 decreased as compared to the same period in the prior year primarily due to the purchase of patents from Emisphere Technologies, Inc. during the first quarter of 2008, offset by increased professional fees related to the recently completed transaction with Pfizer during the second quarter and partnership efforts during the third quarter of 2009. Overall, we expect general and administrative expenses to decrease in 2009 as a result of decreased professional fees.
Interest Income and Expense
Interest income for the three and nine months ended September 30, 2009 decreased by $0.7 million and $4.8 million, respectively, as compared to the same period in the prior year primarily due to a lower investment balance and lower market interest rates.

Interest expense for the three and nine months ended September 30, 2009 increased by $2.8 million and $6.6 million as compared to the same period in the prior year primarily due to the interest expense related to amounts outstanding under the borrowing arrangement with an entity controlled by our principal stockholder (See Note 11 — Related-party loan arrangement, of the Notes to the accompanying financial statements) and a decrease in capitalized interest related to the completion of the Danbury, Connecticut plant expansion.
LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations primarily through the sale of equity securities and convertible debt securities.
In October 2007, we entered into a loan arrangement with our principal stockholder allowing us to borrow up to a total of $350.0 million On February 26, 2009, as a result of our principal stockholder being licensed as a finance lender under the California Finance Lenders Law, the promissory note underlying the loan arrangement was revised to reflect the lender as The Mann Group LLC, an entity controlled by our principal stockholder. Interest will accrue on each outstanding advance at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum and will be payable quarterly in arrears. Principal repayment is due on December 31, 2011. At any time after January 1, 2010, the lender can require us to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If the lender exercises this right, we will have until the earlier of 180 days after the lender provides written notice or December 31, 2011 to prepay such advances. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at the lender’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. Any borrowings under the loan arrangement will be unsecured. The loan arrangement contains no financial covenants. There are no warrants associated with the loan arrangement, nor are advances convertible into our common stock. As of September 30, 2009, the amount borrowed and outstanding under the arrangement was $150.0 million.
During the nine months ended September 30, 2009, we used $146.7 million of cash for our operations compared to using $201.0 million for our operations in the nine months ended September 30, 2008. We had a net loss of $160.6 million for the nine months ended September 30, 2009, of which $32.0 million consisted of non-cash charges such as depreciation and amortization, and stock-based compensation. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of AFRESA.
We used $0.9 million of cash in investing activities during the nine months ended September 30, 2009, compared to $135.9 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009 and 2008, $16.7 million and $72.3 million, respectively, were used to purchase machinery and equipment to expand our manufacturing operations and our quality systems that support clinical trials for AFRESA.
Our financing activities generated $173.9 million of cash for the nine months ended September 30, 2009, compared to $0.2 million for the same period in 2008. For the nine months ended September 30, 2009, cash from financing activities was primarily from the common stock offering completed in August 2009, related party borrowings received, as well as the exercise of stock options.
As of September 30, 2009, we had $56.6 million in cash, cash equivalents and marketable securities. Although we believe our existing cash resources, including the $200.0 million remaining available under our loan arrangement with an entity controlled by our principal stockholder, will be sufficient to fund our anticipated cash requirements through at least the end of 2010, we will require significant additional financing in the future to fund our operations and if we are unable to do so, there will be substantial doubt about our ability to continue as a going concern. Accordingly, we expect that we will need to raise additional capital, either through the sale of equity and/or debt securities, the entry into a strategic business collaboration with a pharmaceutical or biotechnology company or the establishment of other funding facilities, in order to continue the development and commercialization of AFRESA and other product candidates and to support our other ongoing activities.
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

We have held extensive discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for AFRESA. On October 6, 2009, we announced that we do not expect to complete a partnership until after we receive a response from the FDA regarding our NDA for AFRESA. We cannot predict when, if ever, we could conclude an agreement with a partner. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms, if at all.
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
Off-Balance Sheet Arrangements
As of September 30, 2009 we did not have any off-balance sheet arrangements.
Contractual Obligations
The only material change to our contractual obligations disclosed in Item 7 of our Annual Report was the additional borrowing of $120.0 million from an entity controlled by our principal stockholder during the nine months ended September 30, 2009. (See Note 11 — Related-party loan arrangement of the Notes to the accompanying financial statements.)
Recent Accounting Pronouncements
On June 29, 2009, the FASB issued FASB Statement No. 168, “FASB Accounting Statement on Codification and Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162,” or ASC 105-10, which will become the source of authoritative GAAP recognized by the FASB to be applied by all nongovernmental agencies. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on our results of operations, financial position, cash flows or financial statement disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates impacting our short-term investment portfolio as well as the interest rate on our credit facility with an entity controlled by our principal stockholder. The interest rate on our credit facility with an entity controlled by our principal stockholder is a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum. Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments is entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments at September 30, 2009 are comprised mainly of a certificate of deposit and a common stock investment. We have entered into a foreign exchange derivative hedging transaction as part of our risk management program. We continue to utilize our $350.0 million credit facility to fund operations. The interest rate is fixed at the time of the draw. If interest rates were to increase from levels at September 30, 2009 we could experience a higher level of interest expense than assumed in our current operating plan.

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
Our chief executive officer and chief financial officer performed an evaluation under the supervision and with the participation of our management, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of September 30, 2009. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
RISKS RELATED TO OUR BUSINESS
We depend heavily on the successful development and commercialization of our lead product candidate, AFRESA, which is not yet approved, and our other product candidates, which are in early clinical or preclinical development.*
To date, we have not commercialized any product candidates. In March 2009, we submitted an NDA to the FDA requesting approval of AFRESA for the treatment of adults with type 1 or type 2 diabetes for the control of hyperglycemia. The FDA accepted our NDA for filing in May 2009, meaning the FDA determined that our submission is sufficiently complete to permit a substantive review.
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

We have a history of operating losses, we expect to continue to incur losses and we may never become profitable.*
We are a development stage company with no commercial products. All of our product candidates are still being developed, and all but AFRESA are still in the early stages of development. Our product candidates will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be commercialized. We cannot be certain when AFRESA may be approved, or if it will be approved.
We have never been profitable and, as of September 30, 2009, we had an accumulated deficit of $1.5 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates, including AFRESA. This accumulated deficit may increase significantly as we continue development and clinical trial efforts.
Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of September 30, 2009, we had an accumulated deficit in stockholders’ equity of $2.4 million. Our ability to achieve and sustain profitability depends upon obtaining regulatory approvals for and successfully commercializing AFRESA, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates, and we may not receive them. We may not be profitable even if we succeed in commercializing any of our product candidates. As a result, we cannot be sure when we will become profitable, if at all.
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
Based upon our current expectations, we believe that our existing capital resources, including the loan arrangement with an entity controlled by our principal stockholder, will enable us to continue planned operations through at least the end of 2010. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Accordingly, we plan to raise additional capital, either through the sale of equity and/or debt securities, the entry into a strategic business collaboration, or the establishment of other funding facilities, in order to continue the development and commercialization of AFRESA and other product candidates and to support our other ongoing activities. However, it may be difficult for us to raise additional capital through the sale of equity and/or debt securities. As of September 30, 2009, we had an accumulated deficit in stockholders’ equity of $2.4 million which may affect our ability to raise additional capital. The amount of additional funds we need will depend on a number of factors, including:
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
Deteriorating global economic conditions may have an adverse impact on the loan facility with an entity controlled by our principal stockholder, which we currently cannot predict.*
As widely reported, financial markets in the United States, Europe and Asia have been experiencing a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government and other governments. We cannot predict the impact of these events on the loan facility with an entity controlled by our principal stockholder. If we are unable to draw on this financial resource, our business and financial condition will be adversely affected.
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
If we fail to enter into a strategic collaboration with respect to AFRESA, we may not be able to execute on our business model.*
We have held extensive discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for AFRESA. To date we have not reached an agreement with any of these companies on a collaboration. On October 6, 2009, we announced that we do not expect to complete a partnership until after we receive a response from the FDA regarding our NDA for AFRESA. We cannot predict when, if ever, we could conclude an agreement with a partner. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms. If we are not able to enter into a collaboration on terms that are favorable to us, we may be unable to undertake and fund product development, clinical trials, manufacturing and marketing activities at our own expense. Accordingly, we may have to substantially reduce our development efforts, which would delay or otherwise impede the commercialization of AFRESA.
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
If our suppliers fail to deliver materials and services needed for the production of AFRESA in a timely and sufficient manner, or they fail to comply with applicable regulations, our business and results of operations would be harmed and the market price of our common stock could decline.*
For AFRESA to be commercially viable, we need access to sufficient, reliable and affordable supplies of insulin, our AFRESA inhaler, the related cartridges and other materials. We have a long-term agreement with N.V. Organon for the supply of insulin. Recently, we purchased from Pfizer, Inc. a portion of its inventory of bulk insulin and acquired an option to purchase the remainder of Pfizer’s insulin inventory, in whole or in part, at a specified price to the extent that Pfizer has not otherwise disposed of or used the retained insulin.
We have obtained FDKP, the precursor raw material for AFRESA, from two sources, both of which are major chemical manufacturers with facilities in Europe and North America. We have completed a successful validation campaign of FDKP at commercial scale. We can also utilize our in-house chemical manufacturing plant for supplemental capacity. We believe both manufacturers have the capacity to supply our current clinical and future commercial requirements. We have obtained our AFRESA inhaler and cartridges from two large plastic molding companies.
We must rely on our suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin in accordance with the FDA’s current good manufacturing practice, or cGMP, for drug products, and the production of AFRESA inhaler and related cartridges in accordance with the FDA’s cGMP for medical devices, known as the Quality System Regulation, or QSR. The supply of all of these materials may be limited or the manufacturer may not meet relevant regulatory requirements, and if we are unable to obtain these materials in sufficient amounts, in a timely manner and at reasonable prices, or if we should encounter delays or difficulties in our relationships with manufacturers or suppliers, the development or manufacturing of AFRESA may be delayed. Any such events could delay market introduction and subsequent sales of AFRESA and, if so, our business and results of operations will be harmed and the market price of our common stock may decline.
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
If we fail to enter into collaborations with third parties, we would be required to establish our own sales, marketing and distribution capabilities, which could impact the commercialization of our products and harm our business.*
Our products are intended to be used by a large number of healthcare professionals who will require substantial education and support. For example, a broad base of physicians, including primary care physicians and endocrinologists, treat patients with diabetes. A large sales force will be required in order to educate these physicians about the benefits and advantages of AFRESA and to provide adequate support for them. Therefore, we plan to enter into collaborations with one or more pharmaceutical companies to market, distribute and sell AFRESA, if it is approved. If we fail to enter into collaborations, we would be required to establish our own direct sales, marketing and distribution capabilities. Establishing these capabilities can be time-consuming and expensive. Because we lack experience in selling pharmaceutical products to the diabetes market, we would be at a disadvantage compared to our potential competitors, all of whom have substantially more resources and experience than we do. For example, several other companies selling products to treat diabetes have existing sales forces in excess of 1,500 sales representatives. We, acting alone, would not initially be able to field a sales force as large as our competitors or provide the same degree of market research or marketing support. Also, we would not be able to match our competitor’s spending levels for pre-launch marketing preparation, including medical education. We cannot assure you that we will succeed in entering into acceptable collaborations, that any such collaboration will be successful or, if not, that we will successfully develop our own sales, marketing and distribution capabilities.
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
Clinical testing can be costly and take many years, and the outcome is uncertain and susceptible to varying interpretations. Based on our discussions with the FDA at a pre-NDA meeting, we conducted a study, prior to submitting our NDA for AFRESA, that assessed the bioequivalency of the inhaler used in our clinical trials to date with the modified version of the same inhaler that we intend to use for commercial purposes. The FDA did not request any other trials prior to NDA submission. However, we cannot be certain if or when the FDA might request additional studies, under what conditions such studies might be requested, or what the size or length of any such studies might be. The clinical trials of our product candidates may not be completed on schedule, the FDA or foreign regulatory agencies may order us to stop or modify our research, or these agencies may not ultimately approve any of our product candidates for commercial sale. The data collected from our clinical trials may not be sufficient to support regulatory approval of our various product candidates, including AFRESA. Even if we believe the data collected from our clinical trials are sufficient, the FDA has substantial discretion in the approval process and may disagree with our interpretation of the data. Our failure to adequately demonstrate the safety and efficacy of any of our product candidates would delay or prevent regulatory approval of our product candidates, which could prevent us from achieving profitability.
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
On March 16, 2009, we submitted an NDA for AFRESA, which the FDA accepted for review on May 16, 2009. The FDA has advised us that it will regulate AFRESA as a “combination product” because of the complex nature of the system that includes the combination of a new drug (AFRESA) and a new medical device (the AFRESA inhaler used to administer the insulin). The FDA indicated that the review of our drug marketing application for AFRESA will involve several separate review groups of the FDA including: (1) the Metabolic and Endocrine Drug Products Division; (2) the Pulmonary Drug Products Division; and (3) the Center for Devices and Radiological Health, which reviews medical devices. We currently understand that the Metabolic and Endocrine Drug Products Division will be the lead group and will obtain consulting reviews from the other two FDA groups. We can make no assurances at this time about what impact FDA review by multiple groups will have on the timeliness of the FDA’s review or the approvability of our product or whether we are correct in our understanding of how AFRESA will be reviewed and approved.
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
We also must obtain approval from the FDA for the trade name of our product. The FDA has informed us that the name AFRESA may be too similar to other drugs on the market and that we may have to propose another trade name for our product.
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
Our insulin supplier does not yet supply human recombinant insulin for an FDA-approved product and will be subject to an FDA preapproval inspection before the agency will approve a future marketing application for AFRESA.*
Our insulin supplier for purposes of the NDA filing sells its product outside of the United States. However, we can make no assurances that our insulin supplier will be acceptable to the FDA. If we were required to find a new or additional supplier of insulin, we would be required to evaluate the new supplier’s ability to provide insulin that meets our specifications and quality requirements, which would require significant time and expense and could delay the manufacturing and future commercialization of AFRESA. We also depend on suppliers for other materials that comprise AFRESA, including our AFRESA inhaler and cartridges. All of our device suppliers must comply with relevant regulatory requirements including QSR. It also is likely that major suppliers will be subject to FDA preapproval inspections before the agency will approve a future marketing application for AFRESA. There can be no assurance, however, that if the FDA were to conduct a preapproval inspection of our insulin supplier or other suppliers, that the agency would find that the supplier substantially comply with the QSR or cGMP requirements, where applicable. If we or any potential third-party manufacturer or supplier fails to comply with these requirements or comparable requirements in foreign countries, regulatory authorities may subject us to regulatory action, including criminal prosecutions, fines and suspension of the manufacture of our products.
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
Our Chief Executive Officer and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.*
At October 23, 2009, Mr. Mann beneficially owned approximately 44.9% of our outstanding shares of capital stock. We believe members of Mr. Mann’s family beneficially owned approximately an additional 1% of our outstanding shares of common stock, although Mr. Mann does not have voting or investment power with respect to these shares. By virtue of his holdings, Mr. Mann can and will continue to be able to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, during the third quarter of 2009.
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

Dated: November 2, 2009	MANNKIND CORPORATION
	By:	/s/ Matthew J. Pfeffer
Matthew J. Pfeffer
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)