Form 10-Q
period 2010-03-31
MANNKIND CORP
filed 2010-04-30
CIK 899460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 21, 2010, there were 113,454,807 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION
Form 10-Q
For the Quarterly Period Ended March 31, 2010

Page
PART I: FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets: March 31, 2010 and December 31, 2009	3
Condensed Consolidated Statements of Operations: Three months ended March 31, 2010 and 2009 and the period from inception (February 14, 1991) to September 30, 2009	4
Condensed Consolidated Statements of Cash Flows: Three months ended March 31, 2010 and 2009 and the period from inception (February 14, 1991) to March 31, 2010	5
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	17
PART II: OTHER INFORMATION	17
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3. Defaults Upon Senior Securities	34
Item 4. (Removed and Reserved)	35
Item 5. Other Information	35
Item 6. Exhibits	35
SIGNATURES	36
EX-31.1
EX-31.2
EX-32
AFREZZATM and Technosphere® are our trademarks in the United States. We have also applied for and have registered company trademarks in other jurisdictions, including Europe and Japan.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands except share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$29,052	$30,019
Marketable securities	2,488	2,475
State research and development credit exchange — current	—	1,500
Prepaid expenses and other current assets	3,217	3,672

Total current assets	34,757	37,666
Property and equipment — net	206,761	208,229
State research and development credit exchange receivable — net of current portion	1,153	918
Other assets	584	584

Total	$243,255	$247,397

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,766	$6,519
Accrued expenses and other current liabilities	17,534	22,334

Total current liabilities	26,300	28,853
Senior convertible notes	112,897	112,765
Note payable to related party	205,000	165,000

Total liabilities	344,197	306,618

Commitments and contingencies
Stockholders’ equity (deficit):
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value — 150,000,000 shares authorized; 113,449,327 and 113,025,291 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1,134	1,130
Additional paid-in capital	1,547,077	1,544,112
Accumulated other comprehensive income (loss)	(272)	(281)
Deficit accumulated during the development stage	(1,648,881)	(1,604,182)

Total stockholders’ equity (deficit)	(100,942)	(59,221)

Total	$243,255	$247,397

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

			Cumulative period
			from February 14,
			1991 (date of
	Three months ended		inception) to
	March 31,		March 31,
	2010	2009	2010
Revenue	$—	$—	$2,988

Operating expenses:
Research and development	30,491	42,889	1,184,304
General and administrative	10,110	14,917	309,399
In-process research and development costs	—	—	19,726
Goodwill impairment	—	—	151,428

Total operating expenses	40,601	57,806	1,664,857

Loss from operations	(40,601)	(57,806)	(1,661,869)
Other (expense) income	(790)	71	(2,682)
Interest expense on note payable to related party	(2,102)	(593)	(9,304)
Interest expense on senior convertible notes	(1,210)	(1,115)	(11,935)
Interest income	3	31	36,934

Loss before provision for income taxes	(44,700)	(59,412)	(1,648,856)
Income taxes	—	—	(26)

Net loss	(44,700)	(59,412)	(1,648,882)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	(952)

Net loss applicable to common stockholders	$(44,700)	$(59,412)	$(1,672,094)

Net loss per share applicable to common stockholders — basic and diluted	$(0.40)	$(0.58)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	113,095	102,030

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,700)	$(59,412)	$(1,648,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,314	4,515	83,453
Stock-based compensation expense	3,749	5,836	103,591
Stock expense for shares issued pursuant to research agreement	—	—	3,018
Loss on sale, abandonment/disposal or impairment of property and equipment	—	—	23,575
Accrued interest on investments, net of amortization of discounts	—	(12)	(191)
In-process research and development	—	—	19,726
Goodwill impairment	—	—	151,428
Loss on available-for-sale securities	—	—	229
Other, net	(3)	—	1,107
Changes in assets and liabilities:
State research and development credit exchange receivable	1,265	1,325	(1,153)
Prepaid expenses and other current assets	455	1,076	(1,617)
Other assets	—	—	(584)
Accounts payable	1,208	(3,194)	7,197
Accrued expenses and other current liabilities	(4,786)	(10,803)	16,697
Other liabilities	—	—	(2)

Net cash used in operating activities	(38,498)	(60,669)	(1,242,408)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	(2,000)	(792,601)
Sales/ maturities of marketable securities	—	17,800	790,565
Purchase of property and equipment	(1,689)	(5,622)	(312,398)
Deposit for purchase related to Pfizer agreement	—	(10,000)	—
Proceeds from sale of property and equipment	—	—	284

Net cash (used in) provided by investing activities	(1,689)	178	(314,150)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net	473	—	1,202,528
Collection of Series C convertible preferred stock subscriptions receivable	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivables	—	—	1,742
Borrowings on notes payable to related party	40,000	60,000	275,000
Principal payments on notes payable to principal stockholder	—	—	(70,000)
Borrowings on notes payable	—	—	3,460
Principal payments on notes payable	—	—	(1,667)
Proceeds from senior convertible notes	—	—	111,267
Payment of employment taxes related to vested restricted stock units	(1,253)	(43)	(9,435)

Net cash provided by financing activities	39,220	59,957	1,585,610

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(967)	$(534)	$29,052
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,019	27,648

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,052	$27,114	$29,052

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$—	$—	$26
Interest paid in cash	1,873	12	20,360

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2010	2009	2010
Accretion on redeemable convertible preferred stock	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	171,154
Issuance of common stock for notes receivable	—	—	2,758
Issuance of put option by stockholder	—	—	(2,949)
Put option redemption by stockholder	—	—	1,921
Issuance of Series C convertible preferred stock subscriptions	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)
Non-cash construction in progress and property and equipment	1,025	7,281	1,645
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

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of business and basis of presentation
The accompanying unaudited condensed consolidated financial statements of MannKind Corporation and its subsidiaries (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest audited annual financial statements. The audited statements for the year ended December 31, 2009 are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 16, 2010 (the “Annual Report”).
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2010 may not be indicative of the results that may be expected for the full year.
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
Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. Since its inception through March 31, 2010 the Company has reported accumulated net losses of $1.6 billion, which include a goodwill impairment charge of $151.4 million, and cumulative negative cash flow from operations of $1.2 billion. It is costly to develop therapeutic products and conduct clinical trials for these products. At March 31, 2010 the Company’s capital resources consisted of cash, cash equivalents, and marketable securities of $31.5 million (including a $2.0 million certificate of deposit held as collateral for foreign exchange hedging instruments) and $145.0 million of available borrowings under the loan agreement with an entity controlled by the Company’s principal stockholder (see Note 11). Based upon the Company’s current expectations, management believes the Company’s existing capital resources will enable it to continue planned operations through the first quarter of 2011. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. On April 30, 2010, the Company filed a shelf registration statement with the SEC providing for the sale of up to $200 million of equity and debt securities from time to time in one or more transactions. If the Company is not successful in raising additional capital through equity or debt financing or entering a business collaboration, the Company may be required to reduce expenses through the delay, reduction or curtailment of our projects, including AFREZZA development activities, or further reduction of costs for facilities and administration, and there will be substantial doubt about our ability to continue as a going concern.
Fair Value of Financial Instruments — The carrying amounts of financial instruments, which include cash equivalents, marketable securities and accounts payable, approximate their fair values due to their relatively short maturities. The fair value of the note payable to an entity controlled by the Company’s principal shareholder cannot be reasonably estimated as the Company would not be able to obtain a similar credit arrangement in the current economic environment. The senior convertible notes had a carrying value of $112.9 million and $112.8 million and an estimated fair value of $77.5 million and $80.3 million as of March 31, 2010 and December 31, 2009, respectively which is calculated based on quoted prices in an active market (Level 1 in the fair value hierarchy). The fair value of foreign exchange hedging contracts equals the carrying value at each balance sheet date. The fair value of these contracts are determined using methodologies based on market observable inputs (Level 2 in the fair value hierarchy), including foreign currency spot rates. The Company recorded an unrealized loss on the foreign exchange hedging contracts of $0.9 million at March 31, 2010 and $0.3 million at December 31, 2009.
Subsequent Events — The Company has evaluated subsequent events through the date the financial statements were issued.
Recently Issued Accounting Standards — On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures About Fair Value Measurements, which amends Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosures to add new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s results of operations, financial position, cash flows or financial statement disclosures.
2. Investment in securities
The following is a summary of the available-for-sale securities classified as current assets (in thousands).

	March 31,			December 31,
	2010			2009
		Gross			Gross
		Unrealized		Cost	Unrealized	Fair
	Cost Basis	Loss	Fair Value	Basis	Loss	Value
Available-for-sale securities	$2,761	$(273)	$2,488	$2,761	$(286)	$2,475
The Company’s available-for-sale securities at March 31, 2010 and December 31, 2009 consist principally of a $2.0 million certificate of deposit with a maturity greater than 90 days, held as collateral for foreign exchange hedging instruments, and a common stock investment. The certificate of deposit is stated at fair value based on quoted prices for similar instruments in an active market (Level 2 in the fair value hierarchy) and the common stock investment is stated at fair value based on quoted prices in an active market (Level 1 in the fair value hierarchy). The Company’s policy is to maintain a highly liquid short-term investment portfolio. Gross realized gains and losses for available-for-sale securities were insignificant and recorded as other income (expense). Gross unrealized gains and losses are included in other comprehensive income (loss).
3. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2010	2009
Salary and related expenses	$7,064	$13,362
Research and clinical trial costs	2,580	3,169
Accrued interest	3,372	2,065
Construction in progress	76	203
Other	4,442	3,535

Accrued expenses and other current liabilities	$17,534	$22,334

4. Accounting for stock-based compensation
Total stock-based compensation expense was $3.7 million and $5.8 million for the three months ended March 31, 2010 and 2009, respectively.
As of March 31, 2010, there was $11.1 million and $19.7 million of unrecognized compensation cost related to options and restricted stock units, respectively, which are expected to be recognized over the remaining weighted average vesting period of 2.4 years.

5. Comprehensive Loss
ASC 220-10-45 Comprehensive Income Other Presentation requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments and cumulative translation gains and losses. In accordance with this guidance, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. For the three months ended March 31, 2010 and 2009, comprehensive loss consisted of (in thousands):

	Three months ended
	March 31,
	2010	2009
Net loss	$(44,700)	$(59,412)
Other comprehensive loss:
Unrealized gain on investments	13	59
Cumulative translation loss	(3)	—

Comprehensive loss	$(44,690)	$(59,353)

6. Net loss per common share
Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 17,209,289 shares and 19,276,593 shares as of March 31, 2010 and 2009, respectively.
7. State research and development credit exchange receivable
The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. At March 31, 2010, the estimated amount receivable under the program was $1.2 million.
8. Property and equipment — net
Property and equipment — net consist of the following (dollar amounts in thousands):

	Estimated
	Useful
	Life	March 31,	December 31,
	(Years)	2010	2009
Land	—	$5,273	$5,273
Buildings	39-40	54,966	54,966
Building improvements	5-40	113,221	113,188
Machinery and equipment	3-15	73,638	72,958
Furniture, fixtures and office equipment	5-10	5,334	5,312
Computer equipment and software	3	15,910	15,840
Leasehold improvements		172	172
Construction in progress		8,093	6,261

		276,607	273,970
Less accumulated depreciation and amortization		(69,846)	(65,741)

Property and equipment — net		$206,761	$208,229

Leasehold improvements are amortized over the shorter of the term of the lease or the service lives of the improvements. Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2010 and 2009, and the cumulative period from February 14, 1991 (date of inception) to March 31, 2010 was $4.2 million, $4.4 million and $81.8 million, respectively. Capitalized interest was recorded during the three months ended March 31, 2010 and 2009 was not material.
9. Warrants
In connection with the sale of common stock in the private placement which closed in August 2005, the Company concurrently issued warrants to purchase up to 3,426,000 shares of common stock at an exercise price of $12.228 per share. These warrants became exercisable in February 2006 and expire in August 2010. During the three months ended March 31, 2010, no warrants were exercised. As of March 31, 2010, warrants to purchase 2,882,873 shares of common stock remained outstanding.
10. Commitments and contingencies
Supply Commitments — As of March 31, 2010, the Company had a binding annual commitment for insulin purchases with Organon N.V. (“Organon”) aggregating approximately $90 million over the period from 2010 through 2012. If the Company terminates the supply agreement following failure to obtain or maintain regulatory approval of AFREZZA or either party terminates the agreement following the parties’ inability to agree to changes to product specifications mandated after regulatory approval, the Company will be required to pay Organon a specified termination fee if Organon is unable to sell certain quantities of insulin to other parties.
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
     The principal amount outstanding under the arrangement was $205.0 million and $165.0 million at March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, the Company had accrued interest of $2.1 million related to the amount outstanding.

12. Senior convertible notes
On December 12, 2006, the Company completed an offering of $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013 (the “Notes”). The Notes are governed by the terms of an indenture dated as of November 1, 2006 and a First Supplemental Indenture, dated as of December 12, 2006. The Notes bear interest at the rate of 3.75% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2007. As of March 31, 2010 and December 31, 2009, the Company had accrued interest of $1.3 million and $0.2 million, respectively, related to the Notes. The Notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the Notes is December 15, 2013 and payment is due in full on that date for unconverted securities. Holders may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding Notes into shares of the Company’s common stock at an initial conversion rate of 44.5002 shares per $1,000 principal amount of Notes, which is equal to a conversion price of approximately $22.47 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of the Notes will have the option to require the Company to repurchase all or any portion of such holder’s Notes at a repurchase price of 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any. The Company incurred approximately $3.7 million in issuance costs which are recorded as an offset to the Notes in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Notes. Amortized interest expense during the three months ended March 31, 2010 and 2009 was $0.1 million and $0.1 million, respectively.
13. Income taxes
As discussed in Note 14 to the financial statements in the Company’s Annual Report, management of the Company has concluded, in accordance with applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of its deferred tax assets. Accordingly, net deferred tax assets have been fully reserved.
ASC 740-10-25 Income Taxes Recognition clarifies the accounting and disclosure for uncertainty in tax positions, as defined. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to this guidance. Tax years since 1993 remain subject to examination by the major tax jurisdictions in which the Company is subject to tax.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A Risk Factors and elsewhere in this quarterly report on Form 10-Q (this “Quarterly Report”). These interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes for the year ended December 31, 2009 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.
OVERVIEW
We are a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes and cancer. Our lead product candidate, AFREZZA (insulin human [rDNA origin]) Inhalation Powder, is an ultra rapid-acting insulin that has completed Phase 3 clinical trials that evaluated its safety and efficacy in the treatment of diabetes. We submitted an NDA to the FDA in March 2009. On March 12, 2010, we received a Complete Response letter from the FDA regarding this NDA seeking additional information about AFREZZA. Currently, AFREZZA remains under review by the FDA.
We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of March 31, 2010, we have incurred a cumulative net loss of $1.6 billion and accumulated deficit in stockholders’ equity of $100.9 million. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities, convertible debt securities and borrowings under our related party loan. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding in the future, there will be substantial doubt about our ability to continue as a going concern.
We have held extensive discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for AFREZZA and recently initiated partnership discussions with a number of pharmaceutical companies regarding our cancer immunotherapy and cancer drug programs. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms, if at all.
We do not expect to record sales of any product prior to regulatory approval and commercialization of AFREZZA. We currently do not have the required approvals to market any of our product candidates, and we may not receive such approvals. We may not be profitable even if we succeed in commercializing any of our product candidates. We expect to make substantial expenditures and to incur additional operating losses for at least the next several years as we:
•	continue the clinical development of AFREZZA and new inhalation systems for the treatment of diabetes;

•	seek regulatory approval to sell AFREZZA in the United States and other markets;

•	seek sales and marketing collaborations for AFREZZA;

•	seek development collaborations for our cancer immunotherapy and cancer drug programs; and

•	develop additional applications of our proprietary Technosphere platform technology for the pulmonary delivery of other drugs.
Our business is subject to significant risks, including but not limited to the risks inherent in our ongoing clinical trials and the regulatory approval process, the results of our research and development efforts, competition from other products and technologies and uncertainties associated with obtaining and enforcing patent rights.

RESEARCH AND DEVELOPMENT EXPENSES
Our research and development expenses consist mainly of costs associated with the clinical trials of our product candidates that have not yet received regulatory approval for marketing and for which no alternative future use has been identified. This includes the salaries, benefits and stock-based compensation of research and development personnel, raw materials, such as insulin purchases, laboratory supplies and materials, facility costs, costs for consultants and related contract research, licensing fees, and depreciation of laboratory equipment. We track research and development costs by the type of cost incurred. We partially offset research and development expenses with the recognition of estimated amounts receivable from the State of Connecticut pursuant to a program under which we can exchange qualified research and development income tax credits for cash. Included in research and development expenses for the quarter ended March 31, 2010 were purchases of insulin totaling $4.4 million.
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
RESULTS OF OPERATIONS
Three months ended March 31, 2010 and 2009
Revenues
During the three months ended March 31, 2010 and 2009, we did not recognize any revenue. We do not anticipate sales of any product prior to regulatory approval and commercialization of AFREZZA.
Research and Development Expenses
The following table provides a comparison of the research and development expense categories for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three months ended
	March 31,
	2010	2009	$ Change	% Change
Clinical	$6,929	$16,757	$(9,828)	(59%)
Manufacturing	17,987	17,465	522	3%
Research	3,578	5,348	(1,770)	(33%)
Research and development tax credit	(235)	(175)	(60)	34%
Stock-based compensation expense	2,232	3,494	(1,262)	(36%)

Research and development expenses	$30,491	$42,889	$(12,398)	(29%)

The decrease in research and development expenses for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was primarily due to decreased costs associated with the clinical development of AFREZZA compared to the first quarter in 2009 when we prepared for the submission of the NDA and decreased research expenses due to reduced salary-related and other research costs as a result of a reduction in force that we implemented in April 2009. Increased manufacturing costs due to raw material purchases were offset by reduced salaries and other employee costs associated with the reduction in force that occurred in April 2009. We anticipate that our research and development expenses will decrease slightly in 2010 compared to the prior year as reduced product development costs will be mostly offset by increased raw material purchases.
General and Administrative Expenses
The following table provides a comparison of the general and administrative expense categories for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three months ended
	March 31,
	2010	2009	$ Change	% Change
Salaries, employee related and other general expenses	$8,593	$12,575	$(3,982)	(32%)
Stock-based compensation expense	1,517	2,342	(825)	(35%)

General and administrative expenses	$10,110	$14,917	$(4,807)	(32%)

General and administrative expenses for the three months ended March 31, 2010 decreased as compared to the same period in the prior year primarily due to decreased salary related costs resulting from the April 2009 reduction in force as well as the non-recurrence of costs related to the Pfizer transaction during the first quarter of 2009. Overall, we expect general and administrative expenses to decrease in 2010 as a result of the April 2009 reduction in force and decreased professional fees.
Interest Income and Expense
Interest income for the three months ended March 31, 2010 decreased by $28,000 as compared to the same period in the prior year primarily due to lower market interest rates.
Interest expense for the three months ended March 31, 2010 increased by $1.6 million as compared to the same period in the prior year primarily due to the interest expense related to amounts outstanding under the borrowing arrangement with an entity controlled by our principal stockholder (See Note 11 — Related-party loan arrangement, of the Notes to the accompanying financial statements).
LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations primarily through the sale of equity securities, convertible debt securities and borrowings under our related party note.
In October 2007, we entered into a loan arrangement with our principal stockholder allowing us to borrow up to a total of $350.0 million. In February 2009, as a result of our principal stockholder being licensed as a finance lender under the California Finance Lenders Law, the promissory note underlying the loan arrangement was revised to reflect the lender as The Mann Group LLC, an entity controlled by our principal stockholder. Interest will accrue on each outstanding advance at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum and will be payable quarterly in arrears. Principal repayment is due on December 31, 2011. At any time after January 1, 2010, the lender can require us to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If the lender exercises this right, we will have until the earlier of 180 days after the lender provides written notice or December 31, 2011 to prepay such advances. The principal stockholder has agreed not to exercise his prepayment right if such prepayment would require the use of existing working capital resources to repay the loan. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at the lender’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. Any borrowings under the loan arrangement will be unsecured. The loan arrangement contains no financial covenants. There are no warrants associated with the loan arrangement, nor are advances convertible into our common stock. As of March 31, 2010, the amount borrowed and outstanding under the arrangement was $205.0 million.

During the three months ended March 31, 2010, we used $38.5 million of cash for our operations compared to using $60.7 million for our operations in the three months ended March 31, 2009. We had a net loss of $44.7 million for the three months ended March 31, 2010, of which $8.1 million consisted of non-cash charges such as depreciation and amortization, and stock-based compensation. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of AFREZZA.
We had $1.7 million of cash outflows for investing activities during the three months ended March 31, 2010, compared to inflows of $0.2 million for the three months ended March 31, 2009. For the three months ended March 31, 2010 and 2009, $1.7 million and $5.6 million, respectively, were used to purchase machinery and equipment to expand our manufacturing operations and our quality systems that support clinical trials for AFREZZA.
Our financing activities generated $39.2 million of cash for the three months ended March 31, 2010, compared to $60.0 million for the same period in 2009. For the three months ended March 31, 2010, cash from financing activities was primarily from the related party borrowings received, as well as the exercise of stock options.
As of March 31, 2010, we had $31.5 million in cash, cash equivalents and marketable securities (including a $2.0 million certificate of deposit held as collateral for foreign exchange hedging instruments). Although we believe our existing cash resources, including the $145.0 million remaining available under our loan arrangement with an entity controlled by our principal stockholder, will be sufficient to fund our anticipated cash requirements through the first quarter of 2011, we will require significant additional financing in the future to fund our operations and if we are unable to do so, there will be substantial doubt about our ability to continue as a going concern. Accordingly, we expect that we will need to raise additional capital, either through the sale of equity and/or debt securities, the entry into a strategic business collaboration with a pharmaceutical or biotechnology company or the establishment of other funding facilities, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. On April 30, 2010, we filed a shelf registration statement with the SEC providing for the sale of up to $200 million of equity and debt securities from time to time in one or more transactions. However, we cannot provide assurances that we will be able to raise capital on favorable terms, if at all.
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
If we enter into a strategic business collaboration with a pharmaceutical or biotechnology company, we would expect, as part of the transaction, to receive additional capital. In addition, we expect to pursue the sale of equity and/or debt securities, or the establishment of other funding facilities. On April 30, 2010, we filed a shelf registration statement with the SEC providing for the sale by us of up to $200 million of our equity and debt securities from time to time in one or more transactions. The shelf registration is intended to provide us with the flexibility to take advantage of financing opportunities when and if deemed appropriate by our management.
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
However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. If we are not successful in raising additional capital through equity or debt financing or entering a business collaboration, we may be required to reduce expenses through the delay, reduction or curtailment of our projects, including AFREZZA development activities, or further reduction of costs for facilities and administration, and there will be substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements
As of March 31, 2010 we did not have any off-balance sheet arrangements.
Contractual Obligations
The only material change to our contractual obligations disclosed in Item 7 of our Annual Report was the additional borrowing of $40.0 million from an entity controlled by our principal stockholder during the three months ended March 31, 2010. (See Note 11 — Related-party loan arrangement of the Notes to the accompanying financial statements.)
Recent Accounting Pronouncements
On January 21, 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures About Fair Value Measurements, which amends ASC 820 Fair Value Measurements and Disclosures to add new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period beginning after December 15, 2009. The adoption of this guidance did not have a material impact on our results of operations, financial position, cash flows or financial statement disclosures.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates impacting our short-term investment portfolio as well as the interest rate on our credit facility with an entity controlled by our principal stockholder. The interest rate on our credit facility with an entity controlled by our principal stockholder is a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum. Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments is entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments at March 31, 2010 are comprised mainly of a certificate of deposit and a common stock investment. We have entered into a foreign exchange hedging transaction as part of our risk management program. We continue to utilize our $350.0 million credit facility to fund operations. As of March 31, 2010, the amount borrowed and outstanding under the credit facility was $205.0 million. The interest rate is fixed at the time of the draw. If interest rates were to increase from levels at March 31, 2010 we could experience a higher level of interest expense than assumed in our current operating plan.

ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our chief executive officer and chief financial officer performed an evaluation under the supervision and with the participation of our management, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2010. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
RISKS RELATED TO OUR BUSINESS
We depend heavily on the successful development and commercialization of our lead product candidate, AFREZZA, which is not yet approved, and our other product candidates, which are in early clinical or preclinical development.*
To date, we have not commercialized any product candidates. In March 2009, we submitted an NDA to the FDA requesting approval of AFREZZA for the treatment of adults with type 1 or type 2 diabetes for the control of hyperglycemia. On March 12, 2010, we received a Complete Response letter from the FDA regarding the NDA for AFREZZA. A Complete Response letter is issued by the FDA’s Center for Drug Evaluation and Research when the review of a submitted file is completed and questions remain that preclude the approval of the NDA in its current form. As recommended by the FDA, we have requested an End-of-Review meeting to discuss our approach for resolving the remaining issues. There can be no assurance that we will be able to satisfy all of the FDA’s requirements with currently available data or that the FDA will find our proposed approach acceptable. The FDA could also request that we conduct additional clinical trials to provide sufficient data for approval of the NDA. There can be no assurance that we will obtain approval of the NDA in a timely manner or at all.
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
We have never been profitable and, as of March 31, 2010, we had an accumulated deficit of $1.6 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates, including AFREZZA. This accumulated deficit may increase significantly as we continue development and clinical trial efforts.
Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of March 31, 2010, we had an accumulated deficit in stockholders’ equity of $100.9 million. Our ability to achieve and sustain profitability depends upon obtaining regulatory approvals for and successfully commercializing AFREZZA, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates, and we may not receive them. We may not be profitable even if we succeed in commercializing any of our product candidates. As a result, we cannot be sure when we will become profitable, if at all.
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
Based upon our current expectations, we believe that our existing capital resources, including the loan arrangement with an entity controlled by our principal stockholder, will enable us to continue planned operations through the first quarter of 2011. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Accordingly, we plan to raise additional capital, either through the sale of equity and/or debt securities, the entry into a strategic business collaboration, or the establishment of other funding facilities, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. On April 30, 2010, we filed a shelf registration statement with the SEC providing for the sale by us of up to $200 million of our equity and debt securities from time to time in one or more transactions. The shelf registration, if declared effective by the SEC, is intended to provide us with the flexibility to take advantage of financing opportunities when and if deemed appropriate by our management. However, it may be difficult for us to raise additional capital through the sale of equity or debt securities. As of March 31, 2010, we had an accumulated deficit in stockholders’ equity of $100.9 million which may affect our ability to raise additional capital. The amount of additional funds we need will depend on a number of factors, including:
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
We have raised capital in the past primarily through the sale of equity and debt securities. We may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities. Issuances of additional debt or equity securities or the conversion of any of our currently outstanding convertible debt securities into shares of our common stock could impact your rights as a holder of our common stock and may dilute your ownership percentage. We are seeking approval by our stockholders of an amendment to our certificate of incorporation to increase the authorized number of shares of our common stock from 150,000,000 shares to 200,000,000 shares to facilitate future capital-raising transactions. Such proposal will require approval by the holders of a majority of the outstanding shares of our common stock. If we were unable to obtain the requisite approval, our ability to raise additional capital by selling our equity securities would be constrained. Moreover, the establishment of other funding facilities may impose restrictions on our operations. These restrictions could include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.
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
We must rely on our suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin in accordance with the FDA’s current good manufacturing practices (“cGMP”) for drug products, and the production of AFREZZA inhaler and related cartridges in accordance with Quality System Regulations (“QSR”). The supply of all of these materials may be limited or the manufacturer may not meet relevant regulatory requirements, and if we are unable to obtain these materials in sufficient amounts, in a timely manner and at reasonable prices, or if we should encounter delays or difficulties in our relationships with manufacturers or suppliers, the development or manufacturing of AFREZZA may be delayed. Any such events could delay market introduction and subsequent sales of AFREZZA and, if so, our business and results of operations will be harmed and the market price of our common stock may decline.
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
If we fail to enter into collaborations with third parties, we would be required to establish our own sales, marketing and distribution capabilities, which could impact the commercialization of our products and harm our business.*
Our products are intended to be used by a large number of healthcare professionals who will require substantial education and support. For example, a broad base of physicians, including primary care physicians and endocrinologists, treat patients with diabetes. A large sales force will be required in order to educate these physicians about the benefits and advantages of AFREZZA and to provide adequate support for them. Therefore, we plan to enter into collaborations with one or more pharmaceutical companies to market, distribute and sell AFREZZA, if it is approved. If we fail to enter into collaborations, we would be required to establish our own direct sales, marketing and distribution capabilities. Establishing these capabilities can be time-consuming and expensive. Because we lack experience in selling pharmaceutical products to the diabetes market, we would be at a disadvantage compared to our potential competitors, all of whom have substantially more resources and experience than we do. For example, several other companies selling products to treat diabetes have existing sales forces in excess of 1,500 sales representatives. We, acting alone, would not initially be able to field a sales force as large as our competitors or provide the same degree of marketing support. Also, we would not be able to match our competitor’s spending levels for pre-launch marketing preparation, including medical education. We cannot assure you that we will succeed in entering into acceptable collaborations, that any such collaboration will be successful or, if not, that we will successfully develop our own sales, marketing and distribution capabilities.
If any product that we may develop does not become widely accepted by physicians, patients, third-party payers and the healthcare community, we may be unable to generate significant revenue, if any.*
AFREZZA and our other product candidates are new and unproven. Even if any of our product candidates obtain regulatory approval, they may not gain market acceptance among physicians, patients, third-party payers and the healthcare community. Failure to achieve market acceptance would limit our ability to generate revenue and would adversely affect our results of operations.
The degree of market acceptance of AFREZZA and our other product candidates will depend on many factors, including the:
•	claims for which FDA approval can be obtained, including superiority claims;

•	perceived advantages and disadvantages of competitive products;

•	willingness of the healthcare community and patients to adopt new technologies;

•	ability to manufacture the product in sufficient quantities with acceptable quality and cost;

•	perception of patients and the healthcare community, including third-party payers, regarding the safety, efficacy and benefits compared to competing products or therapies;

•	convenience and ease of administration relative to existing treatment methods;

•	pricing and reimbursement relative to other treatment therapeutics and methods; and

•	marketing and distribution support.
Because of these and other factors, any product that we may develop may not gain market acceptance, which would materially harm our business, financial condition and results of operations.
If third-party payers do not reimburse consumers for our products, our products might not be used or purchased, which would adversely affect our revenues.
Our future revenues and potential for profitability may be affected by the continuing efforts of governments and third-party payers to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets the pricing of prescription pharmaceuticals is subject to governmental control. In the United States, there has been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private payers for healthcare goods and services may take in response to any drug pricing reform proposals or legislation. Such reforms may make it difficult to complete the development and testing of AFREZZA and our other product candidates, and therefore may limit our ability to generate revenues from sales of our product candidates and achieve profitability. Further, to the extent that such reforms have a material adverse effect on the business, financial condition and profitability of other companies that are prospective collaborators for some of our product candidates, our ability to commercialize our product candidates under development may be adversely affected.
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
On March 16, 2009, we submitted an NDA for AFREZZA. The FDA has advised us that it will regulate AFREZZA as a “combination product” because of the complex nature of the system that includes the combination of a new drug (AFREZZA) and a new medical device (the AFREZZA inhaler used to administer the insulin). The FDA indicated that the review of our NDA for AFREZZA involves several separate review groups of the FDA including: (1) the Metabolic and Endocrine Drug Products Division; (2) the Pulmonary Drug Products Division; and (3) the Center for Devices and Radiological Health, which reviews medical devices. The Metabolic and Endocrine Drug Products Division is the lead group and obtains consulting reviews from the other two FDA groups. We can make no assurances at this time about what impact FDA review by multiple groups will have on the approvability of our product.
On March 12, 2010, we received a Complete Response letter from the FDA regarding the NDA for AFREZZA. A Complete Response letter is issued by the FDA’s Center for Drug Evaluation and Research when the review of a submitted file is completed and questions remain that preclude the approval of the NDA in its current form. As recommended by the FDA, we have requested an End-of-Review meeting with the agency to discuss our approach for resolving the remaining issues. There can be no assurance that we will be able to satisfy all of the FDA’s requirements with currently available data or that the FDA will find our proposed approach acceptable. The FDA could also request that we conduct additional clinical trials to provide sufficient data for approval of the NDA. There can be no assurance that we will obtain approval of the NDA in a timely manner or at all.
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
We will not be able to commercialize AFREZZA or any other product candidates until we have obtained regulatory approval. Until we prepared and submitted our NDA for AFREZZA, we had no experience as a company in late-stage regulatory filings, such as preparing and submitting NDAs, which may place us at risk of delays, overspending and human resources inefficiencies. Any delay in obtaining, or inability to obtain, regulatory approval could harm our business. We are working with the FDA to provide the information and data requested in the FDA’s Complete Response letter as quickly as possible. As recommended by the FDA, we will attend an End-of-Review meeting with the agency to discuss our approach for resolving the remaining issues. There can be no assurance that we will be able to satisfy all of the FDA’s requirements with currently available data or that the FDA will find our proposed approach acceptable. The FDA could also request that we conduct additional clinical trials to provide sufficient data for approval of the NDA. There can be no assurance that we will obtain approval of the NDA in a timely manner or at all.
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
Our insulin supplier does not yet supply human recombinant insulin for an FDA-approved product.*
Our insulin supplier for purposes of the AFREZZA NDA sells its product outside of the United States. The FDA has inspected this supplier and found it to be acceptable. If we were required to find a new or additional supplier of insulin, we would be required to evaluate the new supplier’s ability to provide insulin that meets our specifications and quality requirements, which would require significant time and expense and could delay the manufacturing and future commercialization of AFREZZA. We also depend on suppliers for other materials that comprise AFREZZA, including our AFREZZA inhaler and cartridges. All of our device suppliers must comply with relevant regulatory requirements including QSR and are subject to inspection by the FDA. There can be no assurance, in the conduct of an inspection of our suppliers, that the agency would find that the supplier substantially comply with the QSR or cGMP requirements, where applicable. If we or any potential third-party manufacturer or supplier fails to comply with these requirements or comparable requirements in foreign countries, regulatory authorities may subject us to regulatory action, including criminal prosecutions, fines and suspension of the manufacture of our products.
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
The current turbulence in the U.S. and global financial markets could adversely affect our stock price and our ability to raise additional capital through the sale of equity and/or debt securities. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:
•	the progress and results of our clinical trials;

•	general economic, political or stock market conditions;

•	legislative developments;

•	announcements by us or our competitors concerning clinical trial results, acquisitions, strategic alliances, technological innovations, newly approved commercial products, product discontinuations, or other developments;

•	the availability of critical materials used in developing and manufacturing AFREZZA or other product candidates;

•	developments or disputes concerning our patents or proprietary rights;

•	the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals;

•	announcements by us concerning our financial condition or operating performance;

•	changes in securities analysts’ estimates of our financial condition or operating performance;

•	general market conditions and fluctuations for emerging growth and pharmaceutical market sectors;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders; and

•	discussion of AFREZZA, our other product candidates, competitors’ products, or our stock price by the financial and scientific press, the healthcare community and online investor communities such as chat rooms.
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
Our Chief Executive Officer and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.*
At April 21, 2010, Mr. Mann beneficially owned approximately 42.2% of our outstanding shares of capital stock. We believe members of Mr. Mann’s family beneficially owned approximately an additional 1% of our outstanding shares of common stock, although Mr. Mann does not have voting or investment power with respect to these shares. By virtue of his holdings, Mr. Mann can and will continue to be able to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.
Subject to compliance with United States federal and state securities laws, Mr. Mann is free to sell the shares of our stock he holds at any time. Upon his death, we have been advised by Mr. Mann that his shares of our capital stock will be left to the Alfred E. Mann Medical Research Organization, or AEMMRO, and AEM Foundation for Biomedical Engineering, or AEMFBE, not-for-profit medical research foundations that serve as funding organizations for Mr. Mann’s various charities, including the Alfred Mann Foundation, or AMF, and the Alfred Mann Institutes at the University of Southern California, the Technion-Israel Institute of Technology, and Purdue University, and that may serve as funding organizations for any other charities that he may establish. The AEMMRO is a membership foundation consisting of six members, including Mr. Mann, his wife, three of his children and Dr. Joseph Schulman, the chief scientist of the AEMFBE. The AEMFBE is a membership foundation consisting of five members, including Mr. Mann, his wife, and the same three of his children. Although we understand that the members of AEMMRO and AEMFBE have been advised of Mr. Mann’s objectives for these foundations, once Mr. Mann’s shares of our capital stock become the property of the foundations, we cannot assure you as to how those shares will be distributed or how they will be voted.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, during the first quarter of 2010.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Amended and Restated Bylaws.

4.1(4)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated November 1, 2006.

4.2(5)	First Supplemental Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated December 12, 2006.

4.3(5)	Form of 3.75% Senior Convertible Note due 2013.

4.4(1)	Form of common stock certificate.

4.5(1)	Registration Rights Agreement, dated October 15, 1998 by and among CTL ImmunoTherapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

(1)	Incorporated by reference to MannKind’s registration statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended.

(2)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q, filed with the SEC on August 9, 2007.

(3)	Incorporated by reference to MannKind’s current report on Form 8-K, filed with the SEC on November 19, 2007.

(4)	Incorporated by reference to MannKind’s registration statement on Form S-3 (File No. 333-138373), filed with the SEC on November 2, 2006.

(5)	Incorporated by reference to MannKind’s current report on Form 8-K, filed with the SEC on December 12, 2006.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2010	MANNKIND CORPORATION
	By:	/s/ Matthew J. Pfeffer
Matthew J. Pfeffer
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)