Form 10-Q
period 2010-06-30
MANNKIND CORP
filed 2010-08-02
CIK 899460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 23, 2010, there were 113,760,415 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION
Form 10-Q
For the Quarterly Period Ended June 30, 2010

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets: June 30, 2010 and December 31, 2009	3
Condensed Consolidated Statements of Operations: Three and six months ended June 30, 2010 and 2009 and the period from inception (February 14, 1991) to June 30, 2010	4
Condensed Consolidated Statements of Cash Flows: Six months ended June 30, 2010 and 2009 and the period from inception (February 14, 1991) to June 30, 2010	5
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	18
PART II: OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults Upon Senior Securities	35
Item 4. (Removed and Reserved)	35
Item 5. Other Information	35
Item 6. Exhibits	36
SIGNATURES
EX-3.3
EX-31.1
EX-31.2
EX-32
AFREZZATM and Technosphere® are our trademarks in the United States. We have also applied for and have registered company trademarks in other jurisdictions, including Europe and Japan.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$28,358	$30,019
Marketable securities	2,414	2,475
State research and development credit exchange — current	—	1,500
Prepaid expenses and other current assets	2,451	3,672

Total current assets	33,223	37,666
Property and equipment — net	204,398	208,229
State research and development credit exchange receivable — net of current portion	1,352	918
Other assets	584	584

Total	$239,557	$247,397

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,365	$6,519
Accrued expenses and other current liabilities	19,824	22,334

Total current liabilities	22,189	28,853
Senior convertible notes	113,030	112,765
Note payable to related party	242,000	165,000

Total liabilities	377,219	306,618

Commitments and contingencies
Stockholders’ deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value — 200,000,000 and 150,000,000 shares authorized at June 30, 2010 and December 31, 2009, respectively; 113,674,221 and 113,025,291 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,137	1,130
Additional paid-in capital	1,552,335	1,544,112
Accumulated other comprehensive loss	(1)	(281)
Deficit accumulated during the development stage	(1,691,133)	(1,604,182)

Total stockholders’ deficit	(137,662)	(59,221)

Total	$239,557	$247,397

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

					Cumulative period
					from February 14,
					1991 (date of
	Three months ended		Six months ended		inception) to
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
Revenue	$93	$—	$93	$—	$3,081

Operating expenses:
Research and development	26,160	39,849	56,651	82,738	1,210,464
General and administrative	11,196	13,537	21,306	28,454	320,595
In-process research and development costs	—	—	—	—	19,726
Goodwill impairment	—	—	—	—	151,428

Total operating expenses	37,356	53,386	77,957	111,192	1,702,213

Loss from operations	(37,263)	(53,386)	(77,864)	(111,192)	(1,699,132)
Other (expense) income	(1,257)	283	(2,047)	353	(3,939)
Interest expense on note payable to related party	(2,523)	(1,398)	(4,625)	(1,990)	(11,827)
Interest expense on senior convertible notes	(1,211)	(1,130)	(2,421)	(2,245)	(13,146)
Interest income	3	27	6	58	36,937

Loss before provision for income taxes	(42,251)	(55,604)	(86,951)	(115,016)	(1,691,107)
Income taxes	—	—	—	—	(26)

Net loss	(42,251)	(55,604)	(86,951)	(115,016)	(1,691,133)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	—	—	(952)

Net loss applicable to common stockholders	$(42,251)	$(55,604)	$(86,951)	$(115,016)	$(1,714,345)

Net loss per share applicable to common stockholders — basic and diluted	$(0.37)	$(0.54)	$(0.77)	$(1.13)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	113,116	102,322	113,105	102,177

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Six months ended		Inception) to
	June 30,		June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(86,951)	$(115,016)	$(1,691,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,607	9,233	87,746
Stock-based compensation expense	8,005	12,889	107,847
Stock expense for shares issued pursuant to research agreement	—	—	3,018
Loss on sale, abandonment/disposal or impairment of property and equipment	—	—	23,575
Accrued interest on investments, net of amortization of discounts	—	(12)	(191)
In-process research and development	—	—	19,726
Goodwill impairment	—	—	151,428
Loss on available-for-sale securities	347	—	576
Other, net	(6)	3	1,104
Changes in assets and liabilities:
State research and development credit exchange receivable	1,066	1,150	(1,352)
Prepaid expenses and other current assets	1,221	1,450	(851)
Other assets	—	(7)	(584)
Accounts payable	(3,810)	(3,259)	2,179
Accrued expenses and other current liabilities	(3,313)	(11,453)	18,170
Other liabilities	—	—	(2)

Net cash used in operating activities	(74,834)	(105,022)	(1,278,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	(2,000)	(792,601)
Sales/ maturities of marketable securities	—	17,800	790,565
Purchase of property and equipment	(4,052)	(12,548)	(314,761)
Proceeds from sale of property and equipment	—	—	284

Net cash (used in) provided by investing activities	(4,052)	3,252	(316,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants	1,527	668	1,203,582
Collection of Series C convertible preferred stock subscriptions receivable	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivables	—	—	1,742
Borrowings on notes payable to related party	77,000	105,000	312,000
Principal payments on notes payable to principal stockholder	—	—	(70,000)
Borrowings on notes payable	—	—	3,460
Principal payments on notes payable	—	—	(1,667)
Proceeds from senior convertible notes	—	—	111,267
Payment of employment taxes related to vested restricted stock units	(1,302)	(218)	(9,484)

Net cash provided by financing activities	77,225	105,450	1,623,615

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Six months ended		Inception) to
	June 30,		June 30,
	2010	2009	2010
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(1,661)	$3,680	$28,358
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,019	27,648	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,358	$31,328	$28,358

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$—	$—	$26
Interest paid in cash	6,131	2,761	24,618
Accretion on redeemable convertible preferred stock	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	171,154
Issuance of common stock for notes receivable	—	—	2,758
Issuance of put option by stockholder	—	—	(2,949)
Put option redemption by stockholder	—	—	1,921
Issuance of Series C convertible preferred stock subscriptions	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)
Non-cash construction in progress and property and equipment	459	2,814	1,079
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2010 may not be indicative of the results that may be expected for the full year.
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
Business — The Company is a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes and cancer. The Company’s lead product candidate, AFREZZA, is an ultra rapid-acting insulin. In March 2009, the Company submitted a new drug application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) requesting approval of AFREZZA for the treatment of adults with type 1 or type 2 diabetes for the control of hyperglycemia. In March 2010, the Company received a Complete Response letter regarding this NDA from the FDA, requesting additional information. In July 2010, the FDA accepted the Company’s reply to the Complete Response letter and set a target action date of December 29, 2010. AFREZZA consists of the Company’s proprietary Technosphere particles onto which insulin molecules are loaded. These loaded particles are then aerosolized and inhaled deep into the lung using the Company’s AFREZZA inhaler.
Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. Since its inception through June 30, 2010 the Company has reported accumulated net losses of $1.7 billion and cumulative negative cash flow from operations of $1.3 billion. It is costly to develop therapeutic products and conduct clinical trials for these products. At June 30, 2010 the Company’s capital resources consisted of cash, cash equivalents, and marketable securities of $30.8 million (including a $2.0 million certificate of deposit held as collateral for foreign exchange hedging instruments) and $108.0 million of available borrowings under the loan agreement with an entity controlled by the Company’s principal stockholder (see Note 12). Based upon the Company’s current expectations, management believes the Company’s existing capital resources will enable it to continue planned operations through the first quarter of 2011. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. On April 30, 2010, the Company filed a shelf registration statement with the SEC providing for the sale of up to $200 million of equity and debt securities from time to time in one or more transactions. This registration statement was declared effective by the SEC on May 11, 2010. The shelf registration is intended to provide the Company with the flexibility to take advantage of potential financing opportunities when and if deemed appropriate by management of the Company. If the Company is not successful in raising additional capital through equity or debt financing or entering a business collaboration, the Company may be required to reduce expenses through the delay, reduction or curtailment of its projects, including AFREZZA development activities, or further reduction of costs for facilities and administration, and there will be substantial doubt about its ability to continue as a going concern.

Fair Value of Financial Instruments — The carrying amounts of financial instruments, which include cash equivalents, marketable securities and accounts payable, approximate their fair values due to their relatively short maturities. The fair value of the note payable to an entity controlled by the Company’s principal shareholder cannot be reasonably estimated as the Company would not be able to obtain a similar credit arrangement in the current economic environment. The senior convertible notes had a carrying value of $113.0 million and $112.8 million as of June 30, 2010 and December 31, 2009, respectively. The senior convertible notes had an estimated fair value of $67.3 million as of June 30, 2010, calculated based on quoted prices in an inactive market (Level 2 in the fair value hierarchy) and an estimated fair value of $80.3 million as of December 31, 2009, calculated based on quoted prices in an active market (Level 1 in the fair value hierarchy). The Company had a transfer of $67.3 million from Level 1 to Level 2 in the fair value hierarchy as its senior convertible notes were previously being valued based on quoted prices in an active market. The fair value of foreign exchange hedging contracts equals the carrying value at each balance sheet date. The fair value of these contracts are determined using methodologies based on market observable inputs (Level 2 in the fair value hierarchy), including foreign currency spot rates. The Company recorded an unrealized loss on the foreign exchange hedging contracts of $1.8 million at June 30, 2010 and $0.3 million at December 31, 2009.
Subsequent Events — The Company has evaluated subsequent events through the date the financial statements were issued.
Recently Issued Accounting Standards — On April 29, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, Milestone Method of Revenue Recognition, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone, which requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. The scope of the ASU is limited to research and development arrangements. The ASU is effective for fiscal years beginning on or after June 15, 2010, and interim periods within those years. Early application is permitted. Adoption of this guidance is expected to have a significant effect on how certain future revenue arrangements are reflected in the financial statements.
2. Investment in securities
The following is a summary of the available-for-sale securities classified as current assets (in thousands).

	June 30,			December 31,
	2010			2009
		Gross			Gross
		Unrealized		Cost	Unrealized	Fair
	Cost Basis	Loss	Fair Value	Basis	Loss	Value
Available-for-sale securities	$2,414	$—	$2,414	$2,761	$(286)	$2,475
The Company’s available-for-sale securities at June 30, 2010 and December 31, 2009 consist principally of a $2.0 million certificate of deposit with a maturity greater than 90 days, held as collateral for foreign exchange hedging instruments, and a common stock investment. The certificate of deposit is stated at fair value based on quoted prices for similar instruments in an active market (Level 2 in the fair value hierarchy) and the common stock investment is stated at fair value based on quoted prices in an active market (Level 1 in the fair value hierarchy). The Company’s policy is to maintain a highly liquid short-term investment portfolio. The common stock investment was considered to be other than temporarily impaired as of June 30, 2010. As a result, the Company recognized realized losses of $0.3 million and reduced the cost basis to $2.4 million for its available-for-sale securities. Gross realized gains and losses for available-for-sale securities for the three and six months ended June 30, 2009 were insignificant and recorded as other income (expense). Gross unrealized gains and losses are included in other comprehensive income (loss).
3. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2010	2009
Salary and related expenses	$8,968	$13,362
Research and clinical trial costs	1,824	3,169
Accrued interest	2,714	2,065
Construction in progress	893	203
Other	5,425	3,535

Accrued expenses and other current liabilities	$19,824	$22,334

4. Accounting for stock-based compensation
Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock-based compensation	$4,256	$7,053	$8,005	$12,889

As of June 30, 2010, there were $9.6 million and $17.0 million of unrecognized compensation costs related to options and restricted stock units, respectively, which are expected to be recognized over the remaining weighted average vesting period of 2.3 years.
5. Comprehensive Loss
Accounting Standards Codification (“ASC”) 220-10-45 Comprehensive Income Other Presentation requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments and cumulative translation gains and losses. In accordance with this guidance, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. For the three and six months ended June 30, 2010 and 2009, comprehensive loss consisted of (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(42,251)	$(55,604)	$(86,951)	$(115,016)
Other comprehensive loss:
Unrealized gain (loss) on investments	273	(476)	286	(417)
Cumulative translation (loss) gain	(3)	3	(6)	3

Comprehensive loss	$(41,981)	$(56,077)	$(86,671)	$(115,430)

Included in the unrealized gain on investments for the three and six months ended June 30, 2010 is a realized loss of $0.3 million due to the other than temporary impairment of marketable securities.
6. Net loss per common share
Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 17,257,838 shares and 17,072,136 shares as of June 30, 2010 and 2009, respectively.

7. State research and development credit exchange receivable
The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. At June 30, 2010, the estimated amount receivable under the program was $1.4 million.
8. Property and equipment — net
Property and equipment — net consist of the following (dollar amounts in thousands):

	Estimated
	Useful
	Life	June 30,	December 31,
	(Years)	2010	2009
Land	—	$5,273	$5,273
Buildings	39-40	54,966	54,966
Building improvements	5-40	113,320	113,188
Machinery and equipment	3-15	74,044	72,958
Furniture, fixtures and office equipment	5-10	5,369	5,312
Computer equipment and software	3	15,999	15,840
Leasehold improvements		172	172
Construction in progress		9,256	6,261

		278,399	273,970
Less accumulated depreciation and amortization		(74,001)	(65,741)

Property and equipment — net		$204,398	$208,229

Leasehold improvements are amortized over the shorter of the term of the lease or the service lives of the improvements.
Depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Depreciation and amortization expense	$4,170	$4,590	$8,342	$8,980

9. Common and preferred stock
In May 2010, the Company’s stockholders approved an increase in its authorized shares of common stock from 150,000,000 to 200,000,000. As such, the Company is authorized to issue 200,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized. As of June 30, 2010 and December 31, 2009, 113,674,221 and 113,025,291 shares of common stock, respectively, were issued and outstanding. No shares of preferred stock were issued and outstanding at June 30, 2010 or December 31, 2009.
10. Warrants
In connection with the sale of common stock in the private placement which closed in August 2005, the Company concurrently issued warrants to purchase up to 3,426,000 shares of common stock at an exercise price of $12.228 per share. These warrants became exercisable in February 2006 and expire on August 5, 2010. During the six months ended June 30, 2010, no warrants were exercised. As of June 30, 2010, warrants to purchase 2,882,873 shares of common stock remained outstanding.

11. Commitments and contingencies
Supply Commitments — As of June 30, 2010, the Company had a binding annual commitment for insulin purchases with Organon N.V. (“Organon”) aggregating approximately $82.0 million over the period from 2010 through 2012. If the Company terminates the supply agreement following failure to obtain or maintain regulatory approval of AFREZZA or either party terminates the agreement following the parties’ inability to agree to changes to product specifications mandated after regulatory approval, the Company will be required to pay Organon a specified termination fee if Organon is unable to sell certain quantities of insulin to other parties.
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
Litigation — From time to time, the Company becomes involved in various legal proceedings and other matters. In accordance with general accounting guidance for recording contingencies, the Company records a provision for a liability related to a legal proceeding when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its consolidated financial position or results of operations.
12. Related-party loan arrangement
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
The principal amount outstanding under the arrangement was $242.0 million and $165.0 million at June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, the Company had accrued interest of $2.5 million related to the amount outstanding and had $108.0 million of available borrowings under the arrangement.
13. Senior convertible notes
On December 12, 2006, the Company completed an offering of $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013 (the “Notes”). The Notes are governed by the terms of an indenture dated as of November 1, 2006 and a First Supplemental Indenture, dated as of December 12, 2006. The Notes bear interest at the rate of 3.75% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2007. As of both June 30, 2010 and December 31, 2009, the Company had accrued interest of $0.2 million related to the Notes. The Notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the Notes is December 15, 2013 and payment is due in full on that date for unconverted securities. Holders may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding Notes into shares of the Company’s common stock at an initial conversion rate of 44.5002 shares per $1,000 principal amount of Notes, which is equal to a conversion price of approximately $22.47 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of the Notes will have the option to require the Company to repurchase all or any portion of such holder’s Notes at a repurchase price of 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any. The Company incurred approximately $3.7 million in issuance costs which are recorded as an offset to the Notes in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Notes.
Amortization of debt issuance expense in connection with the Notes during the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Amortization expense	$133	$127	$265	$253

14. Income taxes
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
OVERVIEW
We are a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes and cancer. Our lead product candidate, AFREZZA (insulin human [rDNA origin]) Inhalation Powder, is an ultra rapid-acting insulin that has completed Phase 3 clinical trials that evaluated its safety and efficacy in the treatment of diabetes. We submitted an NDA to the FDA in March 2009. In March 2010, we received a Complete Response letter regarding this NDA from the FDA, seeking additional information about AFREZZA. In July 2010, the FDA accepted our reply to the Complete Response letter and set a target action date of December 29, 2010.
We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of June 30, 2010, we have incurred a cumulative net loss of $1.7 billion and a stockholders’ deficit of $137.7 million. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities, convertible debt securities and borrowings under our related party loan. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding in the future, there will be substantial doubt about our ability to continue as a going concern.
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

RESEARCH AND DEVELOPMENT EXPENSES
Our research and development expenses consist mainly of costs associated with the clinical trials of our product candidates that have not yet received regulatory approval for marketing and for which no alternative future use has been identified. This includes the salaries, benefits and stock-based compensation of research and development personnel, raw materials, such as insulin purchases, laboratory supplies and materials, facility costs, costs for consultants and related contract research, licensing fees, and depreciation of laboratory equipment. We track research and development costs by the type of cost incurred. We partially offset research and development expenses with the recognition of estimated amounts receivable from the State of Connecticut pursuant to a program under which we can exchange qualified research and development income tax credits for cash. There were no purchases of insulin included in research and development expenses for the quarter ended June 30, 2010.
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
RESULTS OF OPERATIONS
Three and six months ended June 30, 2010 and 2009
Revenues
During the three and six months ended June 30, 2010 we recognized revenue of $93,000 under a license agreement, and we did not recognize any revenue during the same periods in 2009. We do not anticipate sales of any product prior to regulatory approval and commercialization of AFREZZA.
Research and Development Expenses
The following tables provide a comparison of the research and development expense categories for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three months ended
	June 30,
	2010	2009	$ Change	% Change
Clinical	$6,897	$10,619	$(3,722)	(35%)
Manufacturing	12,849	19,890	(7,041)	(35%)
Research	4,055	4,934	(879)	(18%)
Research and development tax credit	(198)	(175)	(23)	13%
Stock-based compensation expense	2,557	4,581	(2,024)	(44%)

Research and development expenses	$26,160	$39,849	$(13,689)	(34%)

	Six months ended
	June 30,
	2010	2009	$ Change	% Change
Clinical	$13,826	$27,377	$(13,551)	(49%)
Manufacturing	30,835	37,355	(6,520)	(17%)
Research	7,634	10,281	(2,647)	(26%)
Research and development tax credit	(433)	(350)	(83)	24%
Stock-based compensation expense	4,789	8,075	(3,286)	(41%)

Research and development expenses	$56,651	$82,738	$(26,087)	(32%)

The decrease in research and development expenses for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, was primarily due to decreased costs associated with the clinical development of AFREZZA compared to the first and second quarter in 2009 when we prepared for the submission of the NDA, decreased manufacturing costs due to the timing of raw material purchases and decreased research expenses due to reduced salary-related and other research costs as a result of a reduction in force that we implemented in April 2009. We anticipate that our research and development expenses will decrease slightly in 2010 compared to the prior year as reduced product development costs will be mostly offset by increased raw material purchases.
General and Administrative Expenses
The following tables provide a comparison of the general and administrative expense categories for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three months ended
	June 30,
	2010	2009	$ Change	% Change
Salaries, employee related and other general expenses	$9,497	$11,065	$(1,568)	(14%)
Stock-based compensation expense	1,699	2,472	(773)	(31%)

General and administrative expenses	$11,196	$13,537	$(2,341)	(17%)

	Six months ended
	June 30,
	2010	2009	$ Change	% Change
Salaries, employee related and other general expenses	$18,090	$23,640	$(5,550)	(23%)
Stock-based compensation expense	3,216	4,814	(1,598)	(33%)

General and administrative expenses	$21,306	$28,454	$(7,148)	(25%)

General and administrative expenses for the three and six months ended June 30, 2010 decreased as compared to the same periods in the prior year primarily due to decreased salary related costs resulting from the April 2009 reduction in force as well as the non-recurrence of costs related to the Pfizer transaction during the first half of 2009. Overall, we expect general and administrative expenses to decrease in 2010 as a result of the April 2009 reduction in force and decreased professional fees.
Interest Income and Expense
Interest income for the three and six months ended June 30, 2010 decreased by $24,000 and $52,000, respectively, as compared to the same periods in the prior year primarily due to lower market interest rates.
Interest expense for the three and six months ended June 30, 2010 increased by $1.2 million and $2.8 million, respectively, as compared to the same period in the prior year primarily due to the interest expense related to the greater amounts outstanding under the borrowing arrangement with an entity controlled by our principal stockholder (See Note 12 — Related-party loan arrangement, of the Notes to the accompanying financial statements).

LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations primarily through the sale of equity securities, convertible debt securities and borrowings under our related party note.
In October 2007, we entered into a loan arrangement with our principal stockholder allowing us to borrow up to a total of $350.0 million. In February 2009, as a result of our principal stockholder being licensed as a finance lender under the California Finance Lenders Law, the promissory note underlying the loan arrangement was revised to reflect the lender as The Mann Group LLC, an entity controlled by our principal stockholder. Interest will accrue on each outstanding advance at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum and will be payable quarterly in arrears. Principal repayment is due on December 31, 2011. At any time after January 1, 2010, the lender can require us to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If the lender exercises this right, we will have until the earlier of 180 days after the lender provides written notice or December 31, 2011 to prepay such advances. The principal stockholder has agreed not to exercise his prepayment right if such prepayment would require the use of existing working capital resources to repay the loan. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at the lender’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. Any borrowings under the loan arrangement will be unsecured. The loan arrangement contains no financial covenants. There are no warrants associated with the loan arrangement, nor are advances convertible into our common stock. As of June 30, 2010, the amount borrowed and outstanding under the arrangement was $242.0 million.
During the six months ended June 30, 2010, we used $74.8 million of cash for our operations compared to using $105.0 million for our operations in the six months ended June 30, 2009. We had a net loss of $87.0 million for the six months ended June 30, 2010, of which $17.0 million consisted of non-cash charges such as depreciation and amortization, and stock-based compensation. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of AFREZZA.
We used $4.1 million of cash for investing activities during the six months ended June 30, 2010, compared to $3.3 million of cash provided by investing activities for the six months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, $4.1 million and $12.5 million, respectively, were used to purchase machinery and equipment to expand our manufacturing operations and our quality systems that support clinical trials for AFREZZA.
Our financing activities generated $77.2 million of cash for the six months ended June 30, 2010, compared to $105.5 million for the same period in 2009. For the six months ended June 30, 2010, cash from financing activities was primarily from the related party borrowings, as well as the exercise of stock options.
As of June 30, 2010, we had $30.8 million in cash, cash equivalents and marketable securities (including a $2.0 million certificate of deposit held as collateral for foreign exchange hedging instruments). Although we believe our existing cash resources, including the $108.0 million remaining available under our loan arrangement with an entity controlled by our principal stockholder, will be sufficient to fund our anticipated cash requirements through the first quarter of 2011, we will require significant additional financing in the future to fund our operations and if we are unable to do so, there will be substantial doubt about our ability to continue as a going concern. Accordingly, we expect that we will need to raise additional capital, either through the sale of equity and/or debt securities, the entry into a strategic business collaboration with a pharmaceutical or biotechnology company or the establishment of other funding facilities, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. On April 30, 2010, we filed a shelf registration statement with the SEC providing for the sale of up to $200 million of equity and debt securities from time to time in one or more transactions. This registration statement was declared effective by the SEC on May 11, 2010. However, we cannot provide assurances that we will be able to raise capital on favorable terms, if at all.
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
If we enter into a strategic business collaboration with a pharmaceutical or biotechnology company, we would expect, as part of the transaction, to receive additional capital. In addition, we expect to pursue the sale of equity and/or debt securities, or the establishment of other funding facilities. On April 30, 2010, we filed a shelf registration statement with the SEC providing for the sale by us of up to $200 million of our equity and debt securities from time to time in one or more transactions. This registration statement was declared effective by the SEC on May 11, 2010. The shelf registration is intended to provide us with the flexibility to take advantage of potential financing opportunities when and if deemed appropriate by our management.
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
Off-Balance Sheet Arrangements
As of June 30, 2010 we did not have any off-balance sheet arrangements.
Contractual Obligations
The only material change to our contractual obligations disclosed in Item 7 of our Annual Report was the additional borrowing of $77.0 million from an entity controlled by our principal stockholder during the six months ended June 30, 2010. (See Note 12 — Related-party loan arrangement of the Notes to the accompanying financial statements.)
Recent Accounting Pronouncements
On April 29, 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone, which requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. The scope of the ASU is limited to research and development arrangements. The ASU is effective for fiscal years beginning on or after June 15, 2010, and interim periods within those years. Early application is permitted. Adoption of this guidance is expected to have a significant effect on how certain future revenue arrangements are reflected in the financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates impacting our short-term investment portfolio as well as the interest rate on our credit facility with an entity controlled by our principal stockholder. The interest rate on our credit facility with an entity controlled by our principal stockholder is a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum. Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments is entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments at June 30, 2010 are comprised mainly of a certificate of deposit and a common stock investment. We have entered into a foreign exchange hedging transaction as part of our risk management program. We continue to utilize our $350.0 million credit facility to fund operations. As of June 30, 2010, the amount borrowed and outstanding under the credit facility was $242.0 million. The interest rate is fixed at the time of the draw. If interest rates were to increase from levels at June 30, 2010 we could experience a higher level of interest expense than assumed in our current operating plan.
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
Our chief executive officer and chief financial officer performed an evaluation under the supervision and with the participation of our management, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2010. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
RISKS RELATED TO OUR BUSINESS
We depend heavily on the successful development and commercialization of our lead product candidate, AFREZZA, which is not yet approved, and our other product candidates, which are in early clinical or preclinical development.*

To date, we have not commercialized any product candidates. In March 2009, we submitted an NDA to the FDA requesting approval of AFREZZA for the treatment of adults with type 1 or type 2 diabetes for the control of hyperglycemia. In March 2010, we received a Complete Response letter regarding this NDA from the FDA. A Complete Response letter is issued by the FDA’s Center for Drug Evaluation and Research when the review of a submitted file is completed and questions remain that preclude the approval of the NDA in its current form. In July 2010, the FDA accepted our reply to the Complete Response letter and set a target action date of December 29, 2010. There can be no assurance that the FDA will find our proposed approach for addressing its questions acceptable. The FDA could also request that we conduct additional clinical trials to provide sufficient data for approval of the NDA. There can be no assurance that we will obtain approval of the NDA in a timely manner or at all.
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
We have never been profitable and, as of June 30, 2010, we had incurred a cumulative net loss of $1.7 billion. The cumulative net loss has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates, including AFREZZA. This cumulative net loss may increase significantly as we continue development and clinical trial efforts.
Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of June 30, 2010, we had a stockholders’ deficit of $137.7 million. Our ability to achieve and sustain profitability depends upon obtaining regulatory approvals for and successfully commercializing AFREZZA, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates, and we may not receive them. We may not be profitable even if we succeed in commercializing any of our product candidates. As a result, we cannot be sure when we will become profitable, if at all.

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
Based upon our current expectations, we believe that our existing capital resources, including the loan arrangement with an entity controlled by our principal stockholder, will enable us to continue planned operations through the first quarter of 2011. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Accordingly, we plan to raise additional capital, either through the sale of equity and/or debt securities, the entry into a strategic business collaboration, or the establishment of other funding facilities, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. On April 30, 2010, we filed a shelf registration statement with the SEC providing for the sale by us of up to $200 million of our equity and debt securities from time to time in one or more transactions. This registration statement was declared effective by the SEC on May 11, 2010. The shelf registration is intended to provide us with the flexibility to take advantage of potential financing opportunities when and if deemed appropriate by our management. However, it may be difficult for us to raise additional capital through the sale of equity or debt securities. As of June 30, 2010, we had a stockholders’ deficit of $137.7 million which may affect our ability to raise additional capital. The amount of additional funds we need will depend on a number of factors, including:
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
If we are unable to accomplish these measures in a timely manner, we would be at considerable risk of failing to develop the capabilities necessary for commercial operations.
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

We obtain FDKP, the precursor raw material for AFREZZA, from a major multinational chemical manufacturer. We have completed a successful validation campaign of FDKP at commercial scale. We can also utilize our in-house chemical manufacturing plant for supplemental capacity. We believe our contract manufacturer has the capacity to supply our current and future commercial requirements. We obtain our intended commercial AFREZZA inhaler and cartridges from a plastic molding company located in the United States.
We must rely on our suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin in accordance with the FDA’s current good manufacturing practices, or cGMP for drug products, and the production of the AFREZZA inhaler and related cartridges in accordance with Quality System Regulations or QSR. The supply of any of these materials may be limited or any of the manufacturers may not meet relevant regulatory requirements, and if we are unable to obtain any of these materials in sufficient amounts, in a timely manner and at reasonable prices, or if we should encounter delays or difficulties in our relationships with manufacturers or suppliers, the development or manufacturing of AFREZZA may be delayed. Any such events could delay market introduction and subsequent sales of AFREZZA and, if so, our business and results of operations will be harmed and the market price of our common stock may decline.
We have never manufactured AFREZZA or any other product candidates in commercial quantities, and if we fail to develop an effective manufacturing capability for our product candidates or to engage third-party manufacturers with this capability, we may be unable to commercialize these products.*
We use our Danbury facility to formulate AFREZZA, fill plastic cartridges with AFREZZA and blister package the cartridges for use in our clinical trials. This facility has been fully qualified and undergone inspection by the FDA. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. If we engage a third-party manufacturer, we would need to transfer our technology to that third-party manufacturer and gain FDA approval, potentially causing delays in product delivery. In addition, our third-party manufacturer may not perform as agreed or may terminate its agreement with us.
Additionally, when we manufacture commercial material on a significantly larger production scale than the production scale for clinical trial materials, we are required by the FDA to establish that the results obtained from the clinical trials may reasonably be extrapolated to such commercial material. We have submitted documentation to the FDA to show correlation to the clinical-scale production materials but can provide no assurance that approval will be obtained.
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
During the construction of our expanded manufacturing facility, we completed the final stages of the soil cleanup plan in the third quarter of 2008, at a cost of approximately $2.25 million. We have reached an agreement with the party responsible for their contribution to past clean-up costs and were reimbursed $1.625 million in July 2010. The responsible party has agreed to pay for or indemnify us for any future costs and expenses directly related to the final closure of the environmental remediation. If we are unable to collect these future costs and expenses, if any, from the responsible party, our business and results of operations may be harmed.
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
The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We are not aware of any precedent for the successful commercialization of products based on our technology. In January 2006, the FDA approved the first pulmonary insulin product, Exubera. This approval has had an impact on and, notwithstanding the voluntary withdrawal of the product from the market by its manufacturer, could still impact the development and registration of AFREZZA in different ways. For example, Exubera may be used as a reference for safety and efficacy evaluations of AFREZZA, and the approval standards set for Exubera may be applied to other products that follow, including AFREZZA.
In March 2009, we submitted an NDA for AFREZZA. The FDA has advised us that it will regulate AFREZZA as a “combination product” because of the complex nature of the system that includes the combination of a new drug (AFREZZA) and a new medical device (the AFREZZA inhaler used to administer the insulin). The FDA’s review of our NDA for AFREZZA involves several separate review groups of the FDA including: (1) the Metabolic and Endocrine Drug Products Division; (2) the Pulmonary Drug Products Division; and (3) the Center for Devices and Radiological Health, which reviews medical devices. The Metabolic and Endocrine Drug Products Division is the lead group and obtains consulting reviews from the other two FDA groups. We can make no assurances at this time about what impact FDA review by multiple groups will have on the approvability of our product.
In March 2010, we received a Complete Response letter regarding this NDA from the FDA. A Complete Response letter is issued by the FDA’s Center for Drug Evaluation and Research when the review of a submitted file is completed and questions remain that preclude the approval of the NDA in its current form. In July 2010, the FDA accepted our reply to the Complete Response letter and set a target action date of December 29, 2010. There can be no assurance that the FDA will find our proposed approach for addressing its questions acceptable. The FDA could also request that we conduct additional clinical trials to provide sufficient data for approval of the NDA. There can be no assurance that we will obtain approval of the NDA in a timely manner or at all.
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
We are developing AFREZZA as a new treatment for diabetes utilizing unique, proprietary components. As a combination product, any changes to either the AFREZZA inhaler, or AFREZZA, including new suppliers, could possibly result in FDA requirements to repeat certain clinical studies. For example, we plan to launch AFREZZA with our next-generation inhaler rather than the device that was used in pivotal clinical studies, and in our July 2010 reply to the FDA’s Complete Response letter, we submitted information on the comparability of our next-generation inhaler to the device that was used in pivotal clinical studies. As a result of our change to our next-generation inhaler, the FDA could yet require us to undertake additional clinical trials and other studies, which could significantly delay the development and commercialization of AFREZZA. Our product candidates that are currently in development for the treatment of cancer also face similar obstacles and costs.
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
Our insulin supplier does not yet supply human recombinant insulin for an FDA-approved product.*
Our insulin supplier for purposes of the AFREZZA NDA sells its product outside of the United States. The FDA has inspected this supplier and found it to be acceptable. If we were required to find a new or additional supplier of insulin, we would be required to evaluate the new supplier’s ability to provide insulin that meets our specifications and quality requirements, which would require significant time and expense and could delay the manufacturing and future commercialization of AFREZZA. We also depend on suppliers for other materials that comprise AFREZZA, including our AFREZZA inhaler and cartridges. Each device supplier must comply with relevant regulatory requirements including QSR and is subject to inspection by the FDA. There can be no assurance, in the conduct of an inspection of any of our suppliers, that the agency would find that the supplier substantially complies with the QSR or cGMP requirements, where applicable. If we or any potential third-party manufacturer or supplier fails to comply with these requirements or comparable requirements in foreign countries, regulatory authorities may subject us to regulatory action, including criminal prosecutions, fines and suspension of the manufacture of our products.
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
Interference proceedings brought by the U.S. Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications or those of our collaborators or licensors. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to our management. We may not be able, alone or with our collaborators and licensors, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States. We may not prevail in any litigation or interference proceeding in which we are involved. Even if we do prevail, these proceedings can be very expensive and distract our management.
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
Although we own a number of domestic and foreign patents and patent applications relating to AFREZZA and cancer vaccine products under development, we have identified certain third-party patents having claims relating to pulmonary insulin delivery that may trigger an allegation of infringement upon the commercial manufacture and sale of AFREZZA as well as third-party patents disclosing methods of use and compositions of matter related to cancer vaccines that also may trigger an allegation of infringement upon the commercial manufacture and sale of our cancer immunotherapy. If a court were to determine that our insulin products or cancer therapies were infringing any of these patent rights, we would have to establish with the court that these patents were invalid or unenforceable in order to avoid legal liability for infringement of these patents. However, proving patent invalidity or unenforceability can be difficult because issued patents are presumed valid. Therefore, in the event that we are unable to prevail in an infringement or invalidity action we will have to either acquire the third-party patents outright or seek a royalty-bearing license. Royalty-bearing licenses effectively increase production costs and therefore may materially affect product profitability. Furthermore, should the patent holder refuse to either assign or license us the infringed patents, it may be necessary to cease manufacturing the product entirely and/or design around the patents, if possible. In either event, our business would be harmed and our profitability could be materially adversely impacted.
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
RISKS RELATED TO OUR COMMON STOCK
Our stock price is volatile. *
The current turbulence in the U.S. and global financial markets could adversely affect our stock price and our ability to raise additional capital through the sale of equity and/or debt securities. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:
•	the progress and results of our clinical trials;

•	general economic, political or stock market conditions;

•	legislative developments;

•	announcements by us or our competitors concerning clinical trial results, acquisitions, strategic alliances, technological innovations, newly approved commercial products, product discontinuations, or other developments;

•	the availability of critical materials used in developing and manufacturing AFREZZA or other product candidates;

•	developments or disputes concerning our patents or proprietary rights;

•	the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals;

•	announcements by us concerning our financial condition or operating performance;

•	changes in securities analysts’ estimates of our financial condition or operating performance;

•	general market conditions and fluctuations for emerging growth and pharmaceutical market sectors;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders; and

•	discussion of AFREZZA, our other product candidates, competitors’ products, or our stock price by the financial and scientific press, the healthcare community and online investor communities such as chat rooms. In particular, statements about us and our investigational products that appear on interactive websites that permit users to generate content anonymously or under a pseudonym may be difficult to verify and statements attributed to company officials may, in fact, have originated elsewhere.
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
Our Chief Executive Officer and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.*
At July 23, 2010, Mr. Mann beneficially owned approximately 42.1% of our outstanding shares of capital stock. We believe members of Mr. Mann’s family beneficially owned approximately an additional 1% of our outstanding shares of common stock, although Mr. Mann does not have voting or investment power with respect to these shares. By virtue of his holdings, Mr. Mann can and will continue to be able to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, during the second quarter of 2010.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Document
3.1(1)	Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.4(3)	Amended and Restated Bylaws.

4.1(4)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated November 1, 2006.

4.2(5)	First Supplemental Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated December 12, 2006.

4.3(5)	Form of 3.75% Senior Convertible Note due 2013.

4.4(1)	Form of common stock certificate.

4.5(1)	Registration Rights Agreement, dated October 15, 1998 by and among CTL ImmunoTherapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended.

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

(1)	Incorporated by reference to MannKind’s registration statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended.

(2)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q, filed with the SEC on August 9, 2007.

(3)	Incorporated by reference to MannKind’s current report on Form 8-K, filed with the SEC on November 19, 2007.

(4)	Incorporated by reference to MannKind’s registration statement on Form S-3 (File No. 333-138373) filed with the SEC on November 2, 2006.

(5)	Incorporated by reference to MannKind’s current report on Form 8-K filed with the SEC on December 12, 2006.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2010	MANNKIND CORPORATION
	By:	/s/ Matthew J. Pfeffer
Matthew J. Pfeffer
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)