Form 10-Q
period 2010-09-30
MANNKIND CORP
filed 2010-10-29
CIK 899460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of October 22, 2010, there were 124,769,494 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION
Form 10-Q
For the Quarterly Period Ended September 30, 2010

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets: September 30, 2010 and December 31, 2009	3
Condensed Consolidated Statements of Operations: Three and nine months ended September 30, 2010 and 2009 and the period from inception (February 14, 1991) to September 30, 2010	4
Condensed Consolidated Statements of Cash Flows: Nine months ended September 30, 2010 and 2009 and the period from inception (February 14, 1991) to September 30, 2010	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
PART II: OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3. Defaults Upon Senior Securities	39
Item 4. (Removed and Reserved)	39
Item 5. Other Information	39
Item 6. Exhibits	40
SIGNATURES	42
EX-31.1
EX-31.2
EX-32
AFREZZA® and Technosphere® are our registered trademarks in the United States. We have also applied for and have registered company trademarks in other jurisdictions, including Europe and Japan.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$97,928	$30,019
Marketable securities	117	2,475
State research and development credit exchange — current	674	1,500
Prepaid expenses and other current assets	3,309	3,672

Total current assets	102,028	37,666
Property and equipment — net	202,235	208,229
State research and development credit exchange receivable — net of current portion	482	918
Other assets	404	584

Total	$305,149	$247,397

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,372	$6,519
Accrued expenses and other current liabilities	19,193	22,334

Total current liabilities	25,565	28,853
Senior convertible notes	209,023	112,765
Note payable to related party	252,000	165,000

Total liabilities	486,588	306,618

Commitments and contingencies
Stockholders’ deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value — 200,000,000 and 150,000,000 shares authorized at September 30, 2010 and December 31, 2009, respectively; 123,363,865 and 113,025,291 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,234	1,130
Additional paid-in capital	1,553,763	1,544,112
Accumulated other comprehensive loss	—	(281)
Deficit accumulated during the development stage	(1,736,436)	(1,604,182)

Total stockholders’ deficit	(181,439)	(59,221)

Total	$305,149	$247,397

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

					Cumulative period
					from February 14,
					1991 (date of
	Three months ended		Nine months ended		inception) to
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
Revenue	$—	$—	$93	$—	$3,081

Operating expenses:
Research and development	31,411	30,494	88,062	113,232	1,241,875
General and administrative	11,129	12,273	32,436	40,727	331,725
In-process research and development costs	—	—	—	—	19,726
Goodwill impairment	—	—	—	—	151,428

Total operating expenses	42,540	42,767	120,498	153,959	1,744,754

Loss from operations	(42,540)	(42,767)	(120,405)	(153,959)	(1,741,673)
Other income (expense)	1,948	149	(98)	503	(1,990)
Interest expense on note payable to related party	(2,851)	(1,816)	(7,476)	(3,806)	(14,678)
Interest expense on senior convertible notes	(1,876)	(1,130)	(4,297)	(3,376)	(15,022)
Interest income	16	9	22	67	36,953

Loss before provision for income taxes	(45,303)	(45,555)	(132,254)	(160,571)	(1,736,410)
Income taxes	—	—	—	—	(26)

Net loss	(45,303)	(45,555)	(132,254)	(160,571)	(1,736,436)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	—	—	(952)

Net loss applicable to common stockholders	$(45,303)	$(45,555)	$(132,254)	$(160,571)	$(1,759,648)

Net loss per share applicable to common stockholders — basic and diluted	$(0.40)	$(0.42)	$(1.17)	$(1.54)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	113,528	108,779	113,248	104,402

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Nine months ended		Inception) to
	September 30,		September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(132,254)	$(160,571)	$(1,736,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,916	14,020	92,055
Stock-based compensation expense	11,343	17,979	111,185
Stock expense for shares issued pursuant to research agreement	—	—	3,018
Loss on sale, abandonment/disposal or impairment of property and equipment	—	62	23,575
Accrued interest on investments, net of amortization of discounts	—	(12)	(191)
In-process research and development	—	—	19,726
Goodwill impairment	—	—	151,428
Loss on available-for-sale securities	644	—	873
Other, net	(5)	5	1,105
Changes in assets and liabilities:
State research and development credit exchange receivable	1,262	800	(1,156)
Prepaid expenses and other current assets	363	736	(1,709)
Other assets	180	(36)	(404)
Accounts payable	(35)	(3,994)	5,954
Accrued expenses and other current liabilities	(4,096)	(15,695)	17,387
Other liabilities	—	—	(2)

Net cash used in operating activities	(109,682)	(146,706)	(1,313,592)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	(2,000)	(792,601)
Sales/ maturities of marketable securities	2,000	17,800	792,565
Purchase of property and equipment	(5,607)	(16,679)	(316,316)
Proceeds from sale of property and equipment	—	—	284

Net cash used in investing activities	(3,607)	(879)	(316,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net	1,749	60,648	1,203,804
Collection of Series C convertible preferred stock subscriptions receivable	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivables	—	—	1,742
Borrowings on notes payable to related party	87,000	120,000	322,000
Principal payments on notes payable to principal stockholder	—	—	(70,000)
Borrowings on notes payable	—	—	3,460
Principal payments on notes payable	—	—	(1,667)
Proceeds from senior convertible notes	95,786	—	207,053
Payment of employment taxes related to vested restricted stock units	(3,337)	(6,793)	(11,519)

Net cash provided by financing activities	181,198	173,855	1,727,588

NET INCREASE IN CASH AND CASH EQUIVALENTS	$67,909	$26,270	$97,928
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,019	27,648	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$97,928	$53,918	$97,928

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$—	$—	$26
Interest paid in cash	8,654	4,159	27,141
Accretion on redeemable convertible preferred stock	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	171,154
Issuance of common stock for notes receivable	—	—	2,758
Issuance of put option by stockholder	—	—	(2,949)
Put option redemption by stockholder	—	—	1,921
Issuance of Series C convertible preferred stock subscriptions	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)
Non-cash construction in progress and property and equipment	1,463	1,239	1,463
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2010 may not be indicative of the results that may be expected for the full year.
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
Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. Since its inception through September 30, 2010, the Company has reported accumulated net losses of $1.7 billion and cumulative negative cash flow from operations of $1.3 billion. It is costly to develop therapeutic products and conduct clinical trials for these products. At September 30, 2010 the Company’s capital resources consisted of cash, cash equivalents, and marketable securities of $98.0 million and $98.0 million of available borrowings under the loan agreement with The Mann Group LLC (“The Mann Group”), an entity controlled by the Company’s principal stockholder (see Note 12 — Related-party arrangements, of the Notes to the accompanying financial statements). On August 18, 2010, the Company completed a Rule 144A offering of $100.0 million aggregate principal amount of 5.75% Senior Convertible Notes due 2015 resulting in net proceeds of approximately $95.8 million. Based upon the Company’s current expectations, management believes the Company’s existing capital resources, excluding any potential proceeds to the Company from its common stock purchase agreement with Seaside 88, LP (see Note 9 — Common and preferred stock, of the Notes to the accompanying financial statements), will enable it to continue planned operations into the third quarter of 2011. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. If the Company is not successful in raising additional capital through equity or debt financing or entering a business collaboration, the Company may be required to reduce expenses through the delay, reduction or curtailment of its projects, including AFREZZA development activities, or further reduction of costs for facilities and administration, and there will be substantial doubt about its ability to continue as a going concern.

Fair Value of Financial Instruments — The carrying amounts of financial instruments, which include cash equivalents, marketable securities and accounts payable, approximate their fair values due to their relatively short maturities. The fair value of the note payable to The Mann Group cannot be reasonably estimated as the Company would not be able to obtain a similar credit arrangement in the current economic environment. The senior convertible notes due 2013 had a carrying value of $113.2 million and $112.8 million as of September 30, 2010 and December 31, 2009, respectively. The senior convertible notes due 2013 had an estimated fair value of $77.6 million as of September 30, 2010, calculated based on quoted prices in an inactive market and an estimated fair value of $80.3 million as of December 31, 2009, calculated based on quoted prices in an active market. The senior convertible notes due 2015 had a carrying value of $95.9 million as of September 30, 2010 The senior convertible notes due 2015 had an estimated fair value of $98.6 million as of September 30, 2010, calculated based on quoted prices in an inactive market. The fair value of foreign exchange hedging contracts equals the carrying value at each balance sheet date. The fair value of these contracts are determined using methodologies based on market observable inputs (Level 2 in the fair value hierarchy), including foreign currency spot rates. The Company recorded an unrealized loss on the foreign exchange hedging contracts of $0.3 million at September 30, 2010 and $0.3 million at December 31, 2009.
Recently Issued Accounting Standards — On April 29, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, Milestone Method of Revenue Recognition, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone, which requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. The scope of the ASU is limited to research and development arrangements. The ASU is effective for fiscal years beginning on or after June 15, 2010, and interim periods within those years. Early application is permitted. Adoption of this guidance is expected to have a significant effect on the accounting for certain future revenue arrangements (principally research and development partnership arrangements) should the Company enter into such arrangements.
2. Investment in securities
The following is a summary of the available-for-sale securities classified as current assets (in thousands).

	September 30,			December 31,
	2010			2009
		Gross			Gross
		Unrealized		Cost	Unrealized	Fair
	Cost Basis	Loss	Fair Value	Basis	Loss	Value
Available-for-sale securities	$117	$—	$117	$2,761	$(286)	$2,475
The Company’s available-for-sale securities at September 30, 2010 consist of a common stock investment, which is stated at fair value based on quoted prices in an active market (Level 1 in the fair value hierarchy). The Company’s available-for-sale securities at December 31, 2009 consist principally of US agency securities, which are stated at fair value based on quoted prices for similar securities in active markets (Level 2 in the fair value hierarchy). The common stock investment was considered to be other than temporarily impaired as of September 30, 2010. As a result, the Company recognized realized losses of $0.6 million and reduced the cost basis to $0.1 million for its available-for-sale securities. In September 2010, the $2.0 million certificate of deposit pledged as collateral for foreign exchange hedging instruments at December 31, 2009 matured. Gross unrealized gains and losses are included in other comprehensive income (loss).
3. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2010	2009
Salary and related expenses	$9,872	$13,362
Research and clinical trial costs	511	3,169
Accrued interest	4,712	2,065
Construction in progress	1,045	203
Other	3,053	3,535

Accrued expenses and other current liabilities	$19,193	$22,334

4. Accounting for stock-based compensation
Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock-based compensation	$3,338	$5,090	$11,343	$17,979

As of September 30, 2010, there were $15.6 million and $20.4 million of unrecognized compensation costs related to options and restricted stock units, respectively, which are expected to be recognized over the remaining weighted average vesting period of 2.8 years.
5. Comprehensive Loss
Accounting Standards Codification (“ASC”) 220-10-45 Comprehensive Income Other Presentation requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments and cumulative translation gains and losses. In accordance with this guidance, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. For the three and nine months ended September 30, 2010 and 2009, comprehensive loss consisted of (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(45,303)	$(45,555)	$(132,254)	$(160,571)
Other comprehensive loss:
Unrealized gain (loss) on investments	—	10	286	(407)
Cumulative translation gain (loss)	1	2	(5)	5

Comprehensive loss	$(45,302)	$(45,543)	$(131,973)	$(160,973)

Included in the unrealized gain (loss) on investments for the three and nine months ended September 30, 2010 is a realized loss of $0.3 million and $0.6 million, respectively, due to the other than temporary impairment of marketable securities.
6. Net loss per common share
     Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period excluding the shares loaned under the share lending arrangement (see Note 9 — Common and preferred stock). As of September 30, 2010, 9,000,000 shares of the Company’s common stock, which were loaned to a share borrower pursuant to the terms of a share lending agreement as described in Note 9, were issued and are outstanding, and holders of the borrowed shares have all the rights of a holder of the Company’s common stock. However, because the share borrower must return all borrowed shares to the Company (or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 31,034,946 shares and 18,123,648 shares as of September 30, 2010 and 2009, respectively, and exclude the 9,000,000 shares loaned under the share lending arrangement.
7. State research and development credit exchange receivable
The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. At September 30, 2010, the estimated amount receivable under the program was $1.2 million.

8. Property and equipment — net
Property and equipment — net consist of the following (dollar amounts in thousands):

	Estimated
	Useful
	Life	September 30,	December 31,
	(Years)	2010	2009
Land	—	$5,273	$5,273
Buildings	39-40	54,966	54,966
Building improvements	5-40	113,513	113,188
Machinery and equipment	3-15	74,130	72,958
Furniture, fixtures and office equipment	5-10	5,369	5,312
Computer equipment and software	3	16,117	15,840
Leasehold improvements		172	172
Construction in progress		10,798	6,261

		280,338	273,970
Less accumulated depreciation and amortization		(78,103)	(65,741)

Property and equipment — net		$202,235	$208,229

Leasehold improvements are amortized over the shorter of the term of the lease or the service lives of the improvements.
Depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Depreciation and amortization expense	$4,102	$4,658	$12,444	$13,638

9. Common and preferred stock
The Company is authorized to issue 200,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized. As of September 30, 2010 and December 31, 2009, 123,363,865 and 113,025,291 shares of common stock, respectively, were issued and outstanding. Included in the common stock outstanding as of September 30, 2010 are 9,000,000 shares of common stock loaned to Bank of America under a share lending agreement in connection with the offering of the $100 million aggregate principal amount of 5.75% Senior Convertible Notes due 2015 (see Note 13 — Senior convertible notes). Bank of America is obligated to return the borrowed shares (or, in certain circumstances, the cash value thereof) to the Company on or about the 45th business day following the date as of which the entire principal amount of the notes ceases to be outstanding, subject to extension or acceleration in certain circumstances or early termination at Bank of America’s option. The Company did not receive any proceeds from the sale of the borrowed shares by Bank of America, but the Company did receive a nominal lending fee of $0.01 per share from Bank of America for the use of borrowed shares. No shares of preferred stock were issued and outstanding at September 30, 2010 or December 31, 2009.
On August 10, 2010, the Company entered into an agreement with Seaside 88, LP (“Seaside”) for the sale of up to 18,200,000 shares of common stock in increments of 700,000 shares on a bi-weekly basis with the first closing date scheduled for September 22, 2010 provided that certain conditions are met, including for a particular closing to take place, the ten-day volume weighted average trading price for the Company’s common stock immediately prior to such closing must be at least $6.50 per share. If the ten-day volume weighted average trading price for a particular closing is below $6.50 per share, then that closing will not occur and the aggregate number of shares to be purchased will be reduced by 700,000 shares. The purchase price per share at each closing will be equal to 92% of that 10-day volume weighted average price. The agreement with Seaside will terminate on the day following the final closing under the agreement, or the Company may terminate the Seaside agreement at any time upon written notice. As of September 30, 2010, no shares of common stock had been sold to Seaside under the agreement.
In conjunction with the Seaside agreement, on August 10, 2010, the Company entered into a common stock purchase agreement with The Mann Group. Under this common stock purchase agreement, the Company is required to issue and sell, and The Mann Group is obligated to purchase at a price equal to the greater of $7.15 per share (the closing bid price of the Company’s common stock on August 10, 2010) and the closing bid price of common stock on the trading day immediately preceding the applicable closing date, the same number of shares of the Company’s common stock that Seaside purchases on each closing date under its agreement with the Company (see Note 12 — Related-party arrangements, of the Notes to the accompanying financial statements).

10. Warrants
In connection with the sale of common stock in the private placement which closed in August 2005, the Company concurrently issued warrants to purchase up to 3,426,000 shares of common stock at an exercise price of $12.228 per share. These warrants became exercisable in February 2006 and expired on August 5, 2010. During the nine months ended September 30, 2010, no warrants were exercised.
11. Commitments and contingencies
Supply Commitments — As of September 30, 2010, the Company had a binding annual commitment for insulin purchases with N.V. Organon (now part of Merck & Co., Inc.) (“Organon”) aggregating approximately $83.0 million over the period from 2010 through 2012. If the Company terminates the supply agreement following failure to obtain or maintain regulatory approval of AFREZZA or either party terminates the agreement following the parties’ inability to agree to changes to product specifications mandated after regulatory approval, the Company will be required to pay Organon a specified termination fee if Organon is unable to sell certain quantities of insulin to other parties.
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
Litigation — On September 16, 2010, John Arditi, the Company’s former Senior Director — GCP — Regulatory Affairs, filed a lawsuit in the Law Division of the Superior Court of New Jersey (Bergen County), against the Company and its Chief Scientific Officer and its Vice President — World Wide Regulatory Affairs. In the lawsuit, Arditi v. MannKind Corporation, Docket No. BER-L-8783-10, Mr. Arditi alleges that the Company terminated his employment in retaliation for his purported reporting of alleged unlawful practices in connection with the Company’s clinical trials. Mr. Arditi has asserted claims for violation of the New Jersey Conscientious Employee Protection Act, wrongful discharge, breach of contract, breach of the implied covenant of good faith and fair dealing and intentional infliction of emotional distress. Mr. Arditi is seeking, among other relief, compensatory and punitive damages and counsel fees, costs and interest. The Company’s deadline to respond to the complaint is December 3, 2010. Before Mr. Arditi filed his complaint, the Company had completed an internal investigation of his claims and retained an independent outside firm to conduct an independent investigation of his claims. Neither investigation found any basis for his claims. The Company believes that the allegations in the complaint are without merit and intends to defend against them vigorously.
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
12. Related-party arrangements
In October 2007, the Company entered into a $350.0 million loan arrangement with its principal stockholder. On February 26, 2009, the promissory note underlying the loan arrangement was revised as a result of the principal stockholder being licensed as a finance lender under the California Finance Lenders Law. Accordingly, the lender was revised to The Mann Group. Interest accrues on each outstanding advance at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum and is payable quarterly in arrears. On August 10, 2010, the Company amended and restated the promissory note to extend the maturity date from December 31, 2011 to December 31, 2012, to provide for the cancellation of indebtedness under the note as described below, to provide that The Mann Group may require the Company to prepay the note in an amount not to exceed $200.0 million (less the amount of cancelled indebtedness) upon 90 days’ prior written notice or on December 31, 2012, whichever is earlier, and to limit the Company’s ability to borrow and reborrow under the note through December 31, 2011 to an amount equal to $350.0 million less the amount of cancelled indebtedness. The Mann Group has agreed not to exercise its prepayment right if such prepayment would require the use of working capital resources to repay the loan. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the loan arrangement are unsecured. The loan arrangement contains no financial covenants. There are no warrants associated with the loan arrangement. The principal amount outstanding under the loan arrangement was $252.0 million and $165.0 million at September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, the Company had accrued interest of $2.9 million related to the amount outstanding and had $98.0 million of available borrowings under the loan arrangement.
On August 10, 2010, the Company entered into a common stock purchase agreement with The Mann Group. Under this common stock purchase agreement, the Company is required to issue and sell, and The Mann Group is obligated to purchase, the same number of shares of the Company’s common stock that Seaside purchases on each closing date under its agreement with the Company. The price of the shares that the Company sells to The Mann Group under the agreement will be equal to the greater of $7.15 per share (the closing bid price of the Company’s common stock on August 10, 2010) and the closing bid price of the Company’s common stock on the trading day immediately preceding the applicable closing date. The aggregate purchase price for the shares of common stock the Company issues and sells to The Mann Group will be paid by cancelling an equal amount of the outstanding principal under the $350.0 million loan arrangement provided by The Mann Group. To the extent that the outstanding principal amount owed under the loan arrangement is insufficient to pay the full purchase price for the shares of common stock to be acquired, The Mann Group will be obligated to pay cash for the balance of the shares of common stock it is obligated to purchase under the common stock purchase agreement. The common stock purchase agreement with The Mann Group will terminate on the day following the final closing under the Company’s common stock purchase agreement with Seaside or upon termination of the Seaside agreement.
13. Senior convertible notes

	September 30,	December 31,
	2010	2009
Notes due 2013
Principal amount	$115,000	$115,000
Unamortized debt issuance expense	(1,835)	(2,235)

Net carrying amount	113,165	112,765

Notes due 2015
Principal amount	$100,000	$—
Unamortized debt issuance expense	(4,142)	—

Net carrying amount	95,858	—

Senior convertible notes	$209,023	$112,765

On August 18, 2010, the Company completed a Rule 144A offering of $100.0 million aggregate principal amount of 5.75% Senior Convertible Notes due 2015. The Notes due 2015 are governed by the terms of an indenture dated as of August 24, 2010. The Notes due 2015 bear interest at the rate of 5.75% per year on the principal amount, payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011. As of September 30, 2010, the Company had accrued interest of $0.4 million related to the Notes due 2015. The Notes due 2015 are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the Notes due 2015 is August 15, 2015 and payment is due in full on that date for unconverted securities. Holders of the Notes due 2015 may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 147.0859 shares per $1,000 principal amount, which is equal to a conversion price of approximately $6.80 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes due 2015 converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of Notes due 2015 will have the option to require the Company to repurchase all or any portion of such holder’s Notes at a repurchase price of 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any. The Company may elect to redeem some or all of the Notes due 2015 if the closing stock price has equaled 150% of the conversion price for at least 20 of the 30 consecutive trading days ending on the trading day before the Company’s redemption notice. The redemption price will equal 100% of the principal amount of the Notes due 2013 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a make-whole payment equal to the sum of the present values of the remaining scheduled interest payments through and including August 15, 2015 (other than interest accrued up to, but excluding, the redemption date). The Company will be obligated to make the make-whole payment on all the Notes due 2015 called for redemption and converted during the period from the date the Company mailed the notice of redemption to and including the redemption date. The Company may elect to make the make-whole payment in cash or shares of its common stock, subject to certain limitations. The Company incurred approximately $4.2 million in issuance costs which are recorded as an offset to the Notes due 2015 in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Notes due 2015.
On December 12, 2006, the Company completed a registered offering of $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013. The Notes due 2013 are governed by the terms of an indenture dated as of November 1, 2006 and a First Supplemental Indenture, dated as of December 12, 2006. The Notes due 2013 bear interest at the rate of 3.75% per year on the principal amount, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2007. As of September 30, 2010 and December 31, 2009, the Company had accrued interest of $1.5 million and $0.2 million, respectively, related to the Notes due 2013. The Notes due 2013 are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the Notes due 2013 is December 15, 2013 and payment is due in full on that date for unconverted securities. Holders of the Notes due 2013 may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 44.5002 shares per $1,000 principal amount, which is equal to a conversion price of approximately $22.47 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes due 2013 converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of Notes due 2013 will have the option to require the Company to repurchase all or any portion of such holder’s Notes at a repurchase price of 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any. The Company incurred approximately $3.7 million in issuance costs which are recorded as an offset to the Notes due 2013 in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Notes due 2013.
Amortization of debt issuance expense in connection with the Notes offerings during the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Amortization expense	$207	$129	$472	$382

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

15. Subsequent events
On October 20, 2010, the Company issued and sold 700,000 shares of common stock to Seaside for net proceeds of $4.3 million in accordance with the Company’s common stock purchase agreement with Seaside. Concurrently with the Seaside closing, the Company issued and sold 700,000 shares to The Mann Group for a total purchase price of $5.0 million, which was paid by the cancellation of outstanding principal under the Company’s loan agreement with The Mann Group. As of October 20, 2010, the principal amount remaining under the loan agreement was $247.0 million, and the Company had $98.0 million of available borrowings under the loan arrangement.

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
OVERVIEW
We are a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes and cancer. Our lead product candidate, AFREZZA® (insulin human [rDNA origin]) Inhalation Powder, is an ultra rapid-acting insulin that has completed Phase 3 clinical trials that evaluated its safety and efficacy in the treatment of diabetes. In March 2009, we submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, requesting approval of AFREZZA for the treatment of adults with type 1 or type 2 diabetes for the control of hyperglycemia. In March 2010, we received a Complete Response letter regarding this NDA from the FDA, seeking additional information about AFREZZA. In July 2010, the FDA accepted our reply to the Complete Response letter and set a target action date of December 29, 2010. Our focus until then will be to work closely with the FDA as it evaluates our next-generation delivery system and the other information that we provided in our resubmission. We will also initiate the validation of equipment recently installed in our Danbury, Connecticut manufacturing facility for filling the cartridges used in our next-generation inhaler. We expect that these activities will continue into the third quarter of 2011.
We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of September 30, 2010, we have incurred a cumulative net loss of $1.7 billion and a stockholders’ deficit of $181.4 million. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity and convertible debt securities and borrowings under a related party loan. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding in the future, there would be substantial doubt about our ability to continue as a going concern.
We have held discussions with a number of pharmaceutical companies concerning potential strategic business collaborations for AFREZZA as well as our cancer immunotherapy and cancer drug programs. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms, if at all.
We do not expect to record sales of any product prior to regulatory approval and commercialization of AFREZZA. We currently do not have the required approvals to market any of our product candidates, and we may not receive such approvals. We may not be profitable even if we succeed in commercializing any of our product candidates. There can be no assurance that we will obtain approval of AFREZZA by the FDA’s target date or that we will complete the installation and validation of equipment in our manufacturing facility on our anticipated timeline. We expect to make substantial expenditures and to incur additional operating losses for at least the next several years as we:
•	continue the clinical development of AFREZZA and new delivery systems for the treatment of diabetes;

•	seek regulatory approval to sell AFREZZA in the United States and other markets;

•	seek sales and marketing collaborations for AFREZZA;

•	seek development collaborations for our cancer immunotherapy and cancer drug programs; and

•	develop additional applications of our proprietary Technosphere platform technology for the pulmonary delivery of other drugs.

Our business is subject to significant risks, including but not limited to the risks inherent in our ongoing clinical trials and the regulatory approval process, our potential inability to enter into sales and marketing collaborations, to commercialize our lead product candidate in a timely manner, the results of our research and development efforts, competition from other products and technologies and uncertainties associated with obtaining and enforcing patent rights.
Recent Developments
On August 10, 2010, we entered into an agreement with Seaside 88, LP, or Seaside, for the sale of up to 18,200,000 shares of our common stock in increments of 700,000 on a bi-weekly basis with the first closing date scheduled for September 22, 2010 provided that certain conditions are met, including that the volume weighted average price of the common stock for the ten days immediately prior to the closing date be equal to or greater than $6.50. The purchase price per share at each closing will be equal to 92% of that 10-day volume weighted average price. The agreement with Seaside will terminate on the day following the final closing under the agreement, or we may terminate the Seaside agreement at any time upon written notice. On August 10, 2010, we entered into an agreement with Omni Capital Corporation to pay that firm a finder’s fee in an amount equal to 1% of the aggregate value of all cash, if any, invested by Seaside under its agreement with us. On October 20, 2010, we issued and sold the first tranche of 700,000 shares of common stock to Seaside for net proceeds of $4.3 million under the agreement.
On August 10, 2010, we also entered into a common stock purchase agreement with The Mann Group LLC, or The Mann Group, an entity controlled by our chief executive officer and principal stockholder. Under this common stock purchase agreement, we are required to issue and sell, and The Mann Group is obligated to purchase, the same number of shares of our common stock that Seaside purchases on each closing date under its agreement with us. The price of the shares that we sell to The Mann Group under the agreement will be equal to the greater of $7.15 per share (the closing bid price of our common stock on August 10, 2010) and the closing bid price of our common stock on the trading day immediately preceding the applicable closing date. The aggregate purchase price for the shares of common stock we issue and sell to The Mann Group will be paid by cancelling an equal amount of the outstanding principal under a $350.0 million revolving loan arrangement provided by The Mann Group. At September 30, 2010, the principal amount outstanding under the loan arrangement was $252.0 million, and we had $98.0 million of available borrowings under the arrangement. To the extent that the outstanding principal amount owed under the loan arrangement is insufficient to pay the full purchase price for the shares of common stock to be acquired, The Mann Group will be obligated to pay cash for the balance of the shares of common stock it is obligated to purchase under the common stock purchase agreement. The common stock purchase agreement with The Mann Group will terminate on the day following the final closing under our agreement with Seaside or upon termination of the Seaside agreement. Concurrently with the sale of shares to Seaside on October 20, 2010, we issued and sold the first tranche of 700,000 shares to The Mann Group under the agreement for a total purchase price of $5.0 million, which was paid by the cancellation of outstanding principal under the loan arrangement.
On August 10, 2010, we also amended and restated the existing promissory note evidencing the loan arrangement with The Mann Group to extend the maturity date from December 31, 2011 to December 31, 2012, to provide for the cancellation of indebtedness under the note as described above, to provide that The Mann Group may require us to prepay the note in an amount not to exceed $200 million (less the amount of cancelled indebtedness) upon 90 days’ prior written notice or on December 31, 2012, whichever is earlier, and to limit the our ability to borrow and reborrow under the note through December 31, 2011 to an amount equal to $350.0 million less the amount of cancelled indebtedness. The Mann Group has agreed not to exercise its prepayment right if such prepayment would require the use of working capital resources to repay the loan.
On August 18, 2010, we entered into a purchase agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, or Merrill Lynch, acting as representative of the several initial purchasers named in the agreement, and completed a Rule 144A offering of $100.0 million aggregate principal amount of 5.75% Senior Convertible Notes due 2015. The net proceeds to us from the sale of the notes were approximately $95.8 million, after deducting the discount to the initial purchasers of $3.3 million and the offering expenses paid by us. We intend to use the net proceeds from the sale of the notes to fund the costs of our clinical trials programs and other research and development activities, to expand our manufacturing operations, both on-going and planned, and for general corporate purposes, including working capital.
In connection with the offering of the notes, on August 18, 2010, we entered into a share lending agreement with Bank of America, N.A., an affiliate of Merrill Lynch, pursuant to which we lent 9,000,000 shares of our common stock to Bank of America, which is obligated to return the borrowed shares (or, in certain circumstances, the cash value thereof) to us on or about the 45th business day following the date as of which the entire principal amount of the notes ceases to be outstanding, subject to extension or acceleration in certain circumstances or early termination at Bank of America’s option.
Also on August 18, 2010, we entered into an underwriting agreement with Merrill Lynch and Bank of America, pursuant to which the borrowed shares were offered and sold to the public at a fixed price of $5.55 per share. We did not receive any proceeds from the sale of the borrowed shares to the public, but received a lending fee of $90,000 pursuant to the share lending agreement for the use by

Bank of America of the borrowed shares. Bank of America received all of the net proceeds from the sale of the borrowed shares to the public.
On October 19, 2010, we announced the initiation of a Phase 2 clinical study of one of our investigational cancer therapy product candidates, MKC1106-MT, in patients with advanced melanoma.
RESEARCH AND DEVELOPMENT EXPENSES
Our research and development expenses consist mainly of costs associated with the clinical trials of our product candidates that have not yet received regulatory approval for marketing and for which no alternative future use has been identified. This includes the salaries, benefits and stock-based compensation of research and development personnel, raw materials, such as insulin purchases, laboratory supplies and materials, facility costs, costs for consultants and related contract research, licensing fees, and depreciation of laboratory equipment. We track research and development costs by the type of cost incurred. We partially offset research and development expenses with the recognition of estimated amounts receivable from the State of Connecticut pursuant to a program under which we can exchange qualified research and development income tax credits for cash. Included in research and development expenses for the quarter ended September 30, 2010 were purchases of insulin totaling $7.9 million.
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
RESULTS OF OPERATIONS
Three and nine months ended September 30, 2010 and 2009
Revenues
During the three months ended September 30, 2010 we did not recognize any revenue, and during the nine months ended September 30, 2010 we recognized revenue of $93,000 under a license agreement. We did not recognize any revenue during the same periods in 2009. We do not anticipate sales of any product prior to regulatory approval and commercialization of AFREZZA.
Research and Development Expenses
The following tables provide a comparison of the research and development expense categories for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three months ended
	September 30,
	2010	2009	$ Change	% Change
Clinical	$5,150	$8,467	$(3,317)	(39%)
Manufacturing	20,723	15,907	4,816	30%
Research	3,384	3,791	(407)	(11%)
Research and development tax credit	196	(754)	950	(126%)
Stock-based compensation expense	1,958	3,083	(1,125)	(36%)

Research and development expenses	$31,411	$30,494	$917	3%

	Nine months ended
	September 30,
	2010	2009	$ Change	% Change
Clinical	$18,976	$35,843	$(16,867)	(47%)
Manufacturing	51,558	53,262	(1,704)	(3%)
Research	11,019	14,073	(3,054)	(22%)
Research and development tax credit	(238)	(1,104)	866	(78%)
Stock-based compensation expense	6,747	11,158	(4,411)	(40%)

Research and development expenses	$88,062	$113,232	$(25,170)	(22%)

The increase in research and development expenses for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was primarily due to increased raw material purchases in the third quarter of 2010 offset by decreased costs associated with the clinical development of AFREZZA. The decrease in research and development expenses for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to decreased costs associated with the clinical development of AFREZZA, reduced salary-related and other research costs as a result of a reduction in force that we implemented in April 2009 and decreased stock-based compensation expense as certain restricted stock units vested in the second quarter of 2009, which did not recur in 2010. We anticipate that our research and development expenses will decrease slightly in 2010 compared to the prior year as reduced product development costs will be mostly offset by increased raw material purchases as we prepare for commercialization of AFREZZA.
General and Administrative Expenses
The following tables provide a comparison of the general and administrative expense categories for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three months ended
	September 30,
	2010	2009	$ Change	% Change
Salaries, employee related and other general expenses	$9,750	$10,266	$(516)	(5%)
Stock-based compensation expense	1,379	2,007	(628)	(31%)

General and administrative expenses	$11,129	$12,273	$(1,144)	(9%)

	Nine months ended
	September 30,
	2010	2009	$ Change	% Change
Salaries, employee related and other general expenses	$27,841	$33,906	$(6,065)	(18%)
Stock-based compensation expense	4,595	6,821	(2,226)	(33%)

General and administrative expenses	$32,436	$40,727	$(8,291)	(20%)

General and administrative expenses for the three and nine months ended September 30, 2010 decreased as compared to the same periods in the prior year primarily due to decreased salary related costs resulting from the April 2009 reduction in force as well as the non-recurrence of costs related to the Pfizer transaction during the first half of 2009 and decreased professional fees related to market studies conducted in 2009. Additionally, stock-based compensation expense decreased as certain restricted stock units vested in the second quarter of 2009 and did not recur in 2010. Overall, we expect general and administrative expenses to decrease in 2010 as a result of the April 2009 reduction in force and decreased professional fees.
Interest Income and Expense
Interest income for the three months ended September 30, 2010 increased by $7,000 as compared to the same period in the prior year, while interest income for the nine months ended September 30, 2010 decreased by $45,000 as compared to the same period in the prior year.

Interest expense for the three and nine months ended September 30, 2010 increased by $1.8 million and $4.6 million, respectively, as compared to the same period in the prior year primarily due to increased interest expense related to the greater amounts outstanding under the borrowing arrangement with The Mann Group and the issuance of the senior convertible notes outstanding due 2015 in August 2010.
LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations primarily through the sale of equity and convertible debt securities and borrowings under a related party note.
In October 2007, we entered into a loan arrangement with our principal stockholder allowing us to borrow up to a total of $350.0 million. In February 2009, as a result of our principal stockholder being licensed as a finance lender under the California Finance Lenders Law, the promissory note underlying the loan arrangement was revised to reflect the lender as The Mann Group. Interest accrues on each outstanding advance at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum and is payable quarterly in arrears. On August 10, 2010, the Company amended and restated the promissory note to extend the maturity date from December 31, 2011 to December 31, 2012, to provide for the cancellation of indebtedness under the note as described below, to provide that The Mann Group may require the Company to prepay the note in an amount not to exceed $200.0 million (less the amount of cancelled indebtedness) upon 90 days’ prior written notice or on December 31, 2012, whichever is earlier, and to limit the Company’s ability to borrow and reborrow under the note through December 31, 2011 to an amount equal to $350.0 million less the amount of cancelled indebtedness. The Mann Group has agreed not to exercise its prepayment right if such prepayment would require the use of working capital resources to repay the loan. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at the lender’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the loan arrangement are unsecured. The loan arrangement contains no financial covenants. There are no warrants associated with the loan arrangement. As of September 30, 2010, the amount borrowed and outstanding under the arrangement was $252.0 million.
On August 10, 2010, Seaside and we entered into a common stock purchase agreement, or the Seaside purchase agreement. The Seaside purchase agreement requires us to issue and sell, and Seaside to buy, up to 700,000 shares of our common stock once every 14 days, subject to the satisfaction of certain closing conditions at each closing, beginning on September 22, 2010 and ending approximately 50 weeks after the initial closing. The price of the shares that we sell to Seaside will be at an 8% discount to the volume weighted average trading price for our common stock for the ten consecutive trading days immediately preceding each closing date. For a particular closing to take place, the ten-day volume weighted average trading price for our common stock immediately prior to such closing must be at least $6.50 per share. If the ten-day volume weighted average trading price for a particular closing is below $6.50 per share, then that closing will not occur and the aggregate number of shares to be purchased will be reduced by 700,000 shares. Seaside also has the right not to complete a purchase of shares at a closing if it would cause Seaside’s beneficial ownership of our common stock, calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to exceed 10% of our outstanding common stock immediately after such subsequent closing. Seaside has agreed not to engage in short sales of our common stock during the term of the Seaside purchase agreement and agreed that it will not sell more than 10% of the total number of shares of common stock traded on any trading day. On August 10, 2010, we entered into an agreement with Omni Capital Corporation to pay that firm a finder’s fee in an amount equal to 1% of the aggregate value of all cash, if any, invested by Seaside under the Seaside purchase agreement. As of September 30, 2010, no shares had been sold to Seaside under the Seaside purchase agreement. On October 20, 2010, we issued and sold 700,000 shares of common stock to Seaside for net proceeds of $4.3 million under the agreement.
In conjunction with the Seaside agreement, on August 10, 2010, The Mann Group and we entered into a common stock purchase agreement, or the Mann purchase agreement. Under the Mann purchase agreement, we are required to issue and sell, and The Mann Group is obligated to purchase, the same number of shares of our common stock that Seaside purchases on each closing date under the Seaside purchase agreement. The price of the shares that we issue and sell to The Mann Group will be equal to the greater of $7.15 per share (the closing bid price of our common stock on August 10, 2010) and the closing bid price of our common stock on the trading day immediately preceding the applicable closing date. The aggregate purchase price for the shares of common stock we issue and sell to The Mann Group will be paid by cancelling an equal amount of the outstanding principal under the $350.0 million revolving loan arrangement provided by The Mann Group. At September 30, 2010, the principal amount outstanding under the loan arrangement was $252.0 million, and we had $98.0 million of available borrowings under the arrangement. To the extent that the outstanding principal amount owed under the loan arrangement is insufficient to pay the full purchase price for the shares of common stock to be acquired, The Mann Group will be obligated to pay cash for the balance of the shares of common stock it is obligated to purchase under the Mann purchase agreement. The Mann purchase agreement will terminate on the day following the final closing under the Seaside purchase agreement or upon termination of the Seaside purchase agreement. As of September 30, 2010, no shares had been issued to

The Mann Group under the Mann purchase agreement. Concurrently with the sale of shares to Seaside on October 20, 2010, we issued and sold 700,000 shares to The Mann Group for a total purchase price of $5.0 million, which was paid by the cancellation of outstanding principal under the loan arrangement.
On August 18, 2010, we completed a Rule 144A offering of $100.0 million aggregate principal amount of 5.75% Senior Convertible Notes due 2015. The net proceeds to us from the sale of the notes were approximately $95.8 million, after deducting the discount to the initial purchasers of $3.3 million and the offering expenses paid by us. We intend to use the net proceeds from the sale of the notes to fund the costs of our clinical trials programs and other research and development activities, to expand our manufacturing operations, both on-going and planned, and for general corporate purposes, including working capital.
In connection with the offering of the notes, on August 18, 2010, we entered into a share lending agreement with Bank of America, pursuant to which we lent 9,000,000 shares of our common stock to Bank of America, which is obligated to return the borrowed shares (or, in certain circumstances, the cash value thereof) to us on or about the 45th business day following the date as of which the entire principal amount of the notes ceases to be outstanding, subject to extension or acceleration in certain circumstances or early termination at Bank of America’s option.
Also on August 18, 2010, we entered into an underwriting agreement with Merrill Lynch and Bank of America, pursuant to which the borrowed shares were offered and sold to the public at a fixed price of $5.55 per share. We did not receive any proceeds from the sale of the borrowed shares to the public, but received a lending fee of $90,000 pursuant to the share lending agreement for the use by Bank of America of the borrowed shares. Bank of America received all of the net proceeds from the sale of the borrowed shares to the public.
During the nine months ended September 30, 2010, we used $109.7 million of cash for our operations compared to using $146.7 million for our operations in the nine months ended September 30, 2009. We had a net loss of $132.3 million for the nine months ended September 30, 2010, of which $24.3 million consisted of non-cash charges such as depreciation and amortization, and stock-based compensation. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of AFREZZA.
We used $3.6 million of cash for investing activities during the nine months ended September 30, 2010, compared to using $0.9 million of cash for investing activities for the nine months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, $5.6 million and $16.7 million, respectively, were used to purchase machinery and equipment to expand our manufacturing operations and our quality systems that support clinical trials for AFREZZA.
Our financing activities generated $181.2 million of cash for the nine months ended September 30, 2010, compared to $173.9 million for the same period in 2009. For the nine months ended September 30, 2010, cash from financing activities was primarily from the offering of 5.75% Senior Convertible Notes due 2015 and related party borrowings, as well as the exercise of stock options.
As of September 30, 2010, we had $98.0 million in cash, cash equivalents, and marketable securities. Although we believe our existing cash resources, including the $98.0 million remaining available under our loan arrangement with The Mann Group but excluding any proceeds to us from the Seaside purchase agreement, will be sufficient to fund our anticipated cash requirements into the third quarter of 2011, we will require significant additional financing in the future to fund our operations and if we are unable to do so, there would be substantial doubt about our ability to continue as a going concern. Accordingly, we expect that we will need to raise additional funds, either through the sale of equity and/or debt securities, the entry into a strategic business collaboration with a pharmaceutical or biotechnology company or the establishment of other funding facilities, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. However, we cannot provide assurances that we will be able to continue to raise funds on favorable terms, if at all. As of September 30, 2010, we had a stockholders’ deficit of $181.4 million which may raise concerns about our solvency and affect our ability to raise additional funds. Also, we have reserved substantially all of our authorized but unissued shares of common stock for future issuance pursuant to outstanding equity awards, our equity plans, our convertible notes, the Seaside purchase agreement and the Mann purchase agreement. As a result, our ability to issue shares of common stock, or debt securities convertible into shares of common stock, other than pursuant to existing arrangements will be limited until such time, if ever, that we are able to amend our certificate of incorporation to further increase our authorized shares of common stock or shares currently reserved for issuance otherwise become available (for example, due to the termination of the underlying agreement to issue the shares).
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
We also may seek to raise additional funds by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets. There can be no assurance, however, that any strategic collaboration, sale of securities or sale or license of assets will be available to us on a timely basis or on acceptable terms, if at all. If we are unable to raise additional funds, we may be required to enter into agreements with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such agreements may not be on terms as commercially favorable to us.
However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. If we are not successful in raising additional funds, we may be required to reduce expenses through the delay, reduction or curtailment of our projects, including AFREZZA development activities, or further reduction of costs for facilities and administration, and there will be substantial doubt about our ability to continue as a going concern.
Off-Balance Sheet Arrangements
As of September 30, 2010 we did not have any off-balance sheet arrangements.
Contractual Obligations
The only material change to our contractual obligations disclosed in Item 7 of our Annual Report was the additional borrowing of $87.0 million from The Mann Group during the nine months ended September 30, 2010. (See Note 12 — Related-party arrangements of the Notes to the accompanying financial statements.)
On August 18, 2010, we sold $100.0 million aggregate principal amount of 5.75% Senior Convertible Notes due 2015 in a Rule 144A offering. Interest is payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011. The maturity date of these notes is August 15, 2015 and payment is due in full on that date for unconverted securities.
Recent Accounting Pronouncements
On April 29, 2010, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2010-17, Milestone Method of Revenue Recognition, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone, which requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. The scope of the ASU is limited to research and development arrangements. The ASU is effective for fiscal years beginning on or after June 15, 2010, and interim periods within those years. Early application is permitted. Adoption of this guidance is expected to have a significant effect on how certain future revenue arrangements are reflected in the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates impacting our short-term investment portfolio as well as the interest rate on our credit facility with The Mann Group. The interest rate on our credit facility with The Mann Group is a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum. Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments is entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investment at September 30, 2010 is a common stock investment. We have entered into a foreign exchange hedging transaction as part of our risk management program. We continue to utilize our $350.0 million credit facility to fund operations. As of September 30, 2010, the amount borrowed and outstanding under the credit facility was $252.0 million. The interest rate is fixed at the time of the draw. If interest rates were to increase from levels at September 30, 2010 we could experience a higher level of interest expense than assumed in our current operating plan.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our chief executive officer and chief financial officer performed an evaluation under the supervision and with the participation of our management, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2010. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On September 16, 2010, John Arditi, our former Senior Director — GCP — Regulatory Affairs, filed a lawsuit in the Law Division of the Superior Court of New Jersey (Bergen County), against us and our Chief Scientific Officer and our Vice President — World Wide Regulatory Affairs. In the lawsuit, Arditi v. MannKind Corporation, Docket No. BER-L-8783-10, Mr. Arditi alleges that we terminated his employment in retaliation for his purported reporting of alleged unlawful practices in connection with our clinical trials. Mr. Arditi has asserted claims for violation of the New Jersey Conscientious Employee Protection Act, wrongful discharge, breach of contract, breach of the implied covenant of good faith and fair dealing and intentional infliction of emotional distress. Mr. Arditi is seeking, among other relief, compensatory and punitive damages and counsel fees, costs and interest. Our deadline to respond to the complaint is December 3, 2010. Before Mr. Arditi filed his complaint, we had completed an internal investigation and retained an independent outside firm to conduct an extensive external investigation of Mr. Arditi’s claims. Neither investigation found any basis for his claims. We believe the allegations in the complaint are without merit and we intend to defend against them vigorously.
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
We have expended significant time, money and effort in the development of AFREZZA, which has not yet received regulatory approval and which may not be approved by the FDA in a timely manner, or at all. We must receive the necessary approvals from the FDA and similar foreign regulatory agencies before AFREZZA can be marketed and sold in the United States or elsewhere. Even if we were to receive regulatory approval, we ultimately may be unable to gain market acceptance of AFREZZA for a variety of reasons, including the treatment and dosage regimen, potential adverse effects, the availability of alternative treatments and cost effectiveness. If we fail to commercialize AFREZZA, our business, financial condition and results of operations will be materially and adversely affected.
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
We have a history of operating losses, we expect to continue to incur losses and we may never become profitable.*
We are a development stage company with no commercial products. All of our product candidates are still being developed, and all but AFREZZA are still in the early stages of development. Our product candidates will require significant additional development, clinical trials, regulatory clearances and additional investment before they can be commercialized. We cannot be certain when AFREZZA may be approved or if it will be approved.
We have never been profitable and, as of September 30, 2010, we had incurred a cumulative net loss of $1.7 billion. The cumulative net loss has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates including AFREZZA. This cumulative net loss may increase significantly as we continue development and clinical trial efforts.
Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of September 30, 2010, we had a stockholders’ deficit of $181.4 million. Our ability to achieve and sustain profitability depends upon obtaining regulatory approvals for and successfully commercializing AFREZZA, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates and we may not receive them. We may not be profitable even if we succeed in commercializing any of our product candidates. As a result, we cannot be sure when we will become profitable, if at all.
If we fail to raise additional capital our financial condition and business would suffer.*
It is costly to develop therapeutic product candidates and conduct clinical trials for these product candidates. Although we are currently focusing on AFREZZA as our lead product candidate, we have begun to conduct clinical trials for additional product candidates. Our existing capital resources will not be sufficient to support the expense of fully commercializing AFREZZA or completely developing any of our product candidates.
Based upon our current expectations, we believe that our existing capital resources, including the loan arrangement with The Mann Group but excluding any proceeds to us from the Seaside purchase agreement, will enable us to continue planned operations into the third quarter of 2011. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. Accordingly, we may raise additional funds through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements and/or asset sales, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. However, it may be difficult for us to raise additional funds through the sale of equity or debt securities. As of September 30, 2010, we had a stockholders’ deficit of $181.4 million which may raise concerns about our solvency and affect our ability to raise additional funds. Also, we have reserved substantially all of our authorized but unissued shares of common stock for future issuance pursuant to outstanding equity awards, our equity plans, our convertible notes, the Seaside purchase agreement and the Mann purchase agreement. As a result, our ability to issue shares of common stock, or debt securities convertible into shares of common stock, other than pursuant to existing arrangements will be limited until such time, if ever, that we are able to amend our certificate of incorporation to further increase our authorized shares of common stock or shares currently reserved for issuance otherwise become available (for example, due to the termination of the underlying agreement to issue the shares).
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

We have raised capital in the past primarily through the sale of equity and debt securities. We may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities. For example, on August 10, 2010, we entered into the Seaside purchase agreement and the Mann purchase agreement for the sale and issuance by us of up to 36,400,000 shares of our common stock over a period of approximately 50 weeks. Issuances of additional debt or equity securities or the conversion of any of our currently outstanding convertible debt securities into shares of our common stock could impact the rights of the holders of our common stock and may dilute their ownership percentage. Moreover, the establishment of other funding facilities may impose restrictions on our operations. These restrictions could include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.
We also may seek to raise additional capital by pursuing opportunities for the licensing or sale of certain intellectual property and other assets. We cannot offer assurances, however, that any strategic collaborations, sales of securities or sales or licenses of assets will be available to us on a timely basis or on acceptable terms, if at all. We may be required to enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such relationships may not be on terms as commercially favorable to us as might otherwise be the case.
In the event that sufficient additional funds are not obtained through strategic collaboration opportunities, sales of securities, credit facilities, licensing arrangements and/or asset sales on a timely basis, we may be required to reduce expenses through the delay, reduction or curtailment of our projects, including AFREZZA commercialization, or further reduction of costs for facilities and administration. Moreover, if we do not obtain such additional funds, there would be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and loss of investment to the holders of our securities. As of the date hereof, we have not obtained a solvency opinion or otherwise conducted a valuation of our properties to determine whether our debts exceed the fair value of our property within the meaning of applicable solvency laws. If we are or become insolvent, investors in our stock may lose the entire value of their investment.
Deteriorating global economic conditions may have an adverse impact on the loan facility with The Mann Group, which we currently cannot predict.
As widely reported, financial markets in the United States, Europe and Asia have been experiencing a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government and other governments. We cannot predict the impact of these events on the loan facility with The Mann Group. If we are unable to draw on this financial resource, our business and financial condition will be adversely affected.
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
•	the rate of progress, costs and results of our clinical trial and research and development activities, which will be impacted by the level of proficiency and experience of our clinical staff;

•	our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•	our ability to access sufficient, reliable and affordable supplies of materials and components used in the manufacture of our product candidates, including insulin and other materials for AFREZZA;

•	the costs of expanding and maintaining manufacturing operations, as necessary;

•	the extent of scheduling conflicts with participating clinicians and clinical institutions;

•	the receipt of approvals by our competitors and by us from the FDA and other regulatory agencies;

•	our ability to enter into sales and marketing collaborations for AFREZZA; and

•	other actions by regulators.
In addition, if we do not obtain sufficient additional funds through sales of securities, strategic collaborations or the license or sale of certain of our assets on a timely basis, we may be required to reduce expenses by delaying, reducing or curtailing our development of AFREZZA or other product development activities, which would impact our ability to meet milestones. If we fail to commence or complete, or experience delays in or are forced to curtail, our proposed clinical programs or otherwise fail to adhere to our projected development goals in the timeframes we announce and expect (or within the timeframes expected by analysts or investors), our business and results of operations will be harmed and the market price of our common stock may decline.
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
We have held extensive discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for AFREZZA. To date we have not reached an agreement with any of these companies on a collaboration. We cannot predict when, if ever, we could conclude an agreement with a partner. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms. If we are not able to enter into a collaboration on terms that are favorable to us, we may be unable to undertake and fund product development, clinical trials, manufacturing and/or marketing activities at our own expense, which would delay or otherwise impede the commercialization of AFREZZA.
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
Continued testing of AFREZZA or our other product candidates may not yield successful results, and even if it does, we may still be unable to commercialize our product candidates.
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

We must rely on our suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin in accordance with the FDA’s current good manufacturing practices, or cGMP for drug products, and the production of the AFREZZA inhaler and related cartridges in accordance with Quality System Regulations, or QSR. The supply of any of these materials may be limited or any of the manufacturers may not meet relevant regulatory requirements, and if we are unable to obtain any of these materials in sufficient amounts, in a timely manner and at reasonable prices, or if we should encounter delays or difficulties in our relationships with manufacturers or suppliers, the development or manufacturing of AFREZZA may be delayed. Any such events could delay market introduction and subsequent sales of AFREZZA and, if so, our business and results of operations will be harmed and the market price of our common stock may decline.
We have never manufactured AFREZZA or any other product candidates in commercial quantities, and if we fail to develop an effective manufacturing capability for our product candidates or to engage third-party manufacturers with this capability, we may be unable to commercialize these products.*
We use our Danbury facility to formulate AFREZZA, fill plastic cartridges with AFREZZA, blister package the cartridges, place the blister packs into foil bags and package three bags plus two inhalers and the package insert as units in 90-unit boxes (and single bag packs for trials). There can be no assurance that the equipment in this facility will be qualified by the FDA or that the equipment will not need modification in order to be validated and/or approved by the FDA. The facility was designed for a different cartridge that had undergone inspection and been fully qualified by the FDA. A new fill/finish system for the new commercial AFREZZA cartridge has been installed and is undergoing qualification. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. If we engage a third-party manufacturer, we would need to transfer our technology to that third-party manufacturer and gain FDA approval, potentially causing delays in product delivery. In addition, our third-party manufacturer may not perform as agreed or may terminate its agreement with us.
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
Any of these factors could cause us to delay or suspend clinical trials, regulatory submissions or required approvals of our product candidates, could entail higher costs and may result in our being unable to effectively commercialize our products. Furthermore, if we or a third-party manufacturer fail to deliver the required commercial quantities of any product on a timely basis, and at commercially reasonable prices and acceptable quality, and we were unable to promptly find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volume and quality on a timely basis, we would likely be unable to meet demand for such products and we would lose potential revenues.
Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.
We expect that at least for the foreseeable future, our manufacturing facility in Danbury, Connecticut will be the sole location for the manufacturing of AFREZZA. This facility and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. We depend on our facilities and on collaborators, contractors and vendors for the continued operation of our business, some of whom are located in Europe. Natural disasters or other catastrophic events, including interruptions in the supply of natural resources, political and governmental changes, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. Even though we believe we carry commercially reasonable liability insurance and stage-appropriate business interruption insurance, and our contractors may carry liability insurance that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs and adversely affect, which may include stopping, our readiness for commercial production.
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
When we purchased the facilities located in Danbury, Connecticut in 2001, there was a soil cleanup plan in process. As part of the purchase, we obtained an indemnification from the seller related to the remediation of the soil for all known environmental conditions that existed at the time the seller acquired the property. The seller was, in turn, indemnified for these known environmental conditions by the previous owner. We also received an indemnification from the seller for environmental conditions created during its ownership of the property and for environmental problems unknown at the time that the seller acquired the property. These additional indemnities are limited to the purchase price that we paid for the Danbury facilities.
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
If we fail to enter into collaborations with third parties, we would be required to establish our own sales, marketing and distribution capabilities, which could impact the commercialization of our products and harm our business.*
Our products are intended to be used by a large number of healthcare professionals who will require substantial education and support. For example, a broad base of physicians, including primary care physicians and endocrinologists, treat patients with diabetes. A large sales force will be required in order to educate these physicians about the benefits and advantages of AFREZZA and to provide adequate support for them. Therefore, we plan to enter into collaborations with one or more pharmaceutical companies to market, distribute and sell AFREZZA, if it is approved. If we fail to enter into collaborations, we would be required to establish our own direct sales, marketing and distribution capabilities. Establishing these capabilities can be time-consuming and expensive and would delay our ability to commercialize AFREZZA. Because we lack experience in selling pharmaceutical products to the diabetes market, we would be at a disadvantage compared to our potential competitors, all of whom have substantially more resources and experience than we do. For example, several other companies selling products to treat diabetes have existing sales forces in excess of 1,500 sales representatives. We, acting alone, would not initially be able to field a sales force as large as our competitors or provide the same degree of marketing support. Also, we would not be able to match our competitor’s spending levels for pre-launch marketing preparation, including medical education. We cannot assure you that we will succeed in entering into acceptable collaborations, that any such collaboration will be successful or, if not, that we will successfully develop our own sales, marketing and distribution capabilities.
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
If our Chairman and Chief Executive Officer is unable to devote sufficient time and attention to our business, our operations and our ability to execute our business strategy could be materially harmed.*
Alfred Mann, our Chairman and Chief Executive Officer, is involved in many other business and charitable activities. As a result, the time and attention Mr. Mann devotes to the operation of our business varies, and he may not expend the same time or focus on our activities as other, similarly situated chief executive officers. If Mr. Mann is unable to devote the time and attention necessary to running our business, we may not be able to execute our business strategy and our business could be materially harmed.
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

RISKS RELATED TO REGULATORY APPROVALS
Our product candidates must undergo rigorous nonclinical and clinical testing and we must obtain regulatory approvals, which could be costly and time-consuming and subject us to unanticipated delays or prevent us from marketing any products.*
Our research and development activities, as well as the manufacturing and marketing of our product candidates, including AFREZZA, are subject to regulation, including regulation for safety, efficacy and quality, by the FDA in the United States and comparable authorities in other countries. FDA regulations and the regulations of comparable foreign regulatory authorities are wide-ranging and govern, among other things:
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
The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We are not aware of any precedent for the successful commercialization of products based on our technology. In January 2006, the FDA approved the first pulmonary insulin product, Exubera. This approval has had an impact on and notwithstanding the voluntary withdrawal of the product from the market by its manufacturer could still impact the development and registration of AFREZZA in different ways. For example, Exubera may be used as a reference for safety and efficacy evaluations of AFREZZA, and the approval standards set for Exubera may be applied to other products that follow, including AFREZZA.
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
We are developing AFREZZA as a new treatment for diabetes utilizing unique, proprietary components. As a combination product, any changes to either the AFREZZA inhaler, or AFREZZA, including new suppliers, could possibly result in FDA requirements to repeat certain studies. For example, we plan to launch AFREZZA with our next-generation inhaler rather than the device that was used in pivotal clinical studies, and in our July 2010 reply to the FDA’s Complete Response letter, we submitted information on the comparability of our next-generation inhaler to the device that was used in pivotal clinical studies. As a result of our change to our next-generation inhaler, the FDA could yet require us to undertake additional clinical trials and other studies, which could significantly delay the development and commercialization of AFREZZA. Our product candidates that are currently in development for the treatment of cancer also face similar obstacles and costs.
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

The manufacture, marketing and sale of any of our product candidates will be subject to stringent and ongoing government regulation. The FDA may also withdraw product approvals if problems concerning the safety or efficacy of a product appear following approval. We cannot be sure that FDA and United States Congressional initiatives pertaining to ensuring the safety of marketed drugs or other developments pertaining to the pharmaceutical industry will not adversely affect our operations.
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
At present, there are a number of clinical trials being conducted by us and other pharmaceutical companies involving insulin delivery systems. If we discover that AFREZZA is associated with a significantly increased frequency of adverse events, or if other pharmaceutical companies announce that they observed frequent adverse events in their trials involving insulin therapies, we could encounter delays in the timing of our clinical trials or difficulties in obtaining approval of AFREZZA. As well, the public perception of AFREZZA might be adversely affected, which could harm our business and results of operations and cause the market price of our common stock to decline, even if the concern relates to another company’s products or product candidates.
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
Our commercial success depends, in large part, on our ability to obtain and maintain intellectual property protection for our technology. Our ability to do so will depend on, among other things, complex legal and factual questions, and it should be noted that the standards regarding intellectual property rights in our fields are still evolving. We attempt to protect our proprietary technology through a combination of patents, trade secrets and confidentiality agreements. We own a number of domestic and international patents, have a number of domestic and international patent applications pending and have licenses to additional patents. We cannot assure you that our patents and licenses will successfully preclude others from using our technologies, and we could incur substantial costs in seeking enforcement of our proprietary rights against infringement. Even if issued, the patents may not give us an advantage over competitors with alternative technologies.
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

We may not obtain trademark registrations for our potential trade names.*
We have not selected trade names for some of our product candidates; therefore, we have not filed trademark registrations for our potential trade names for our product candidates in all jurisdictions, nor can we assure that we will be granted registration of those potential trade names for which we have filed. Although we intend to defend any opposition to our trademark registrations, no assurance can be given that any of our trademarks will be registered in the United States or elsewhere or that the use of any of our trademarks will confer a competitive advantage in the marketplace. Furthermore, even if we are successful in our trademark registrations, the FDA has its own process for drug nomenclature and its own views concerning appropriate proprietary names. It also has the power, even after granting market approval, to request a company to reconsider the name for a product because of evidence of confusion in the marketplace. We cannot assure you that the FDA or any other regulatory authority will approve of any of our trademarks or will not request reconsideration of one of our trademarks at some time in the future.
RISKS RELATED TO OUR COMMON STOCK
Our stock price is volatile.*
The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:
•	the progress and results of our clinical trials;

•	general economic, political or stock market conditions;

•	legislative developments;

•	announcements by us or our competitors concerning clinical trial results, acquisitions, strategic alliances, technological innovations, newly approved commercial products, product discontinuations, or other developments;

•	the availability of critical materials used in developing and manufacturing AFREZZA or other product candidates;

•	developments or disputes concerning our patents or proprietary rights;

•	the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals;

•	announcements by us concerning our financial condition or operating performance;

•	changes in securities analysts’ estimates of our financial condition or operating performance;

•	general market conditions and fluctuations for emerging growth and pharmaceutical market sectors;

•	the issuance and sale of our common stock pursuant to the Seaside purchase agreement and the Mann purchase agreement over the terms of these agreements;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	the existence of, and the issuance of shares of our common stock pursuant to, the share lending agreement and the short sales of our common stock effected in connection with the recently-completed sale of our 5.75% convertible notes due 2015; and

•	discussion of AFREZZA, our other product candidates, competitors’ products, or our stock price by the financial and scientific press, the healthcare community and online investor communities such as chat rooms. In particular, statements about us and our investigational products that appear on interactive websites that permit users to generate content anonymously or under a pseudonym may be difficult to verify and statements attributed to company officials may, in fact, have originated elsewhere.
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
Our Chairman and Chief Executive Officer and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.*
At September 30, 2010, Mr. Mann beneficially owned approximately 38.9% of our outstanding shares of capital stock. By virtue of his holdings, Mr. Mann may be able to continue to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.
Subject to compliance with United States federal and state securities laws and lockup restrictions in connection with the recently-completed sale of our 5.75% convertible notes due 2015, Mr. Mann is free to sell the shares of our stock he holds at any time. Upon his death, we have been advised by Mr. Mann that his shares of our capital stock will be left to the Alfred E. Mann Medical Research Organization, or AEMMRO, and AEM Foundation for Biomedical Engineering, or AEMFBE, not-for-profit medical research foundations that serve as funding organizations for Mr. Mann’s various charities, including the Alfred Mann Foundation, or AMF, and the Alfred Mann Institutes at the University of Southern California, the Technion-Israel Institute of Technology, and Purdue University, and that may serve as funding organizations for any other charities that he may establish. The AEMMRO is a membership foundation consisting of six members, including Mr. Mann, his wife, three of his children and Dr. Joseph Schulman, the chief scientist of the AEMFBE. The AEMFBE is a membership foundation consisting of five members, including Mr. Mann, his wife, and the same three of his children. Although we understand that the members of AEMMRO and AEMFBE have been advised of Mr. Mann’s objectives for these foundations, once Mr. Mann’s shares of our capital stock become the property of the foundations, we cannot assure you as to how those shares will be distributed or how they will be voted.
The future sale of our common stock or the conversion of our senior convertible notes into common stock could negatively affect our stock price.*
As of September 30, 2010, we had 123,363,865 shares of common stock outstanding including the 9,000,000 shares of common stock loaned to Bank of America under a share lending agreement. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock may decline. Likewise the issuance of additional shares of our common stock upon the conversion of some or all of our senior convertible notes could adversely affect the trading price of our common stock. In addition, the existence of these notes may encourage short selling of our common stock by market participants. Furthermore, if we were to include in a company-initiated registration statement shares held by our stockholders pursuant to the exercise of their registration rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.
On August 10, 2010, we entered into the Seaside purchase agreement and the Mann purchase agreement, which together provide for the sale and issuance by us of up to 36,400,000 shares of our common stock over a period of approximately 50 weeks; as of

September 30, 2010, we had not sold any shares to Seaside or The Mann Group pursuant to these agreements. However, on October 20, 2010, we issued and sold a total of 1,400,000 shares under these agreements. The future issuance of shares of our common stock pursuant to these two agreements, or the expectation that these issuances will occur, may further depress the price of our common stock.
In addition, we will need to raise substantial additional capital in the future to fund our operations. If we raise additional funds by issuing equity securities or additional convertible debt, the market price of our common stock may decline and our existing stockholders may experience significant dilution.
We have reserved for future issuance substantially all of our authorized but unissued shares of common stock, which may impair our ability to conduct future financing and other transactions.*
Our certificate of incorporation currently authorizes us to issue up to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of September 30, 2010, we had a total of 76,636,135 shares of common stock that were authorized but unissued. We have reserved substantially all of our authorized but unissued shares for future issuance pursuant to outstanding equity awards, our equity plans, our 3.75% senior convertible notes due 2013, our 5.75% senior convertible notes due 2015 and the Seaside purchase agreement and Mann purchase agreement. As a result, our ability to issue shares of common stock other than pursuant to existing arrangements will be limited until such time, if ever, that we are able to amend our certificate of incorporation to further increase our authorized shares of common stock or shares currently reserved for issuance otherwise become available (for example, due to the termination of the underlying agreement to issue the shares).
If we are unable to enter into new arrangements to issue shares of our common stock or securities convertible or exercisable into shares of our common stock, our ability to complete equity-based financings or other transactions that involve the potential issuance of our common stock or securities convertible or exercisable into our common stock, will be limited. In lieu of issuing common stock or securities convertible into our common stock in any future equity financing transactions, we may need to issue some or all of our authorized but unissued shares of preferred stock, which would likely have superior rights, preferences and privileges to those of our common stock, or we may need to issue debt that is not convertible into shares of our common stock, which may require us to grant security interests in our assets and property and/or impose covenants upon us that restrict our business. If we are unable to issue additional shares of common stock or securities convertible or exercisable into our common stock, our ability to enter into strategic transactions such as acquisitions of companies or technologies, may also be limited. If we propose to amend our certificate of incorporation to increase our authorized shares of common stock, such a proposal would require the approval by the holders of a majority of our outstanding shares of common stock, and we cannot assure you that such a proposal would be adopted. If we are unable to complete financing, strategic or other transactions due to our inability to issue additional shares of common stock or securities convertible or exercisable into our common stock, our financial condition and business prospects may be materially harmed.
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
Because we do not expect to pay dividends in the foreseeable future, you must rely on stock appreciation for any return on your investment.*
We have paid no cash dividends on any of our capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future, and payment of cash dividends, if any, will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends. Accordingly, the success of your investment in our common stock will likely depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate or maintain its current price. You could lose the entire value of your investment in our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, during the third quarter of 2010.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Document
3.1(1)	Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.4(4)	Amended and Restated Bylaws.

4.1(5)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated November 1, 2006.

4.2(6)	First Supplemental Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated December 12, 2006.

4.3(6)	Form of 3.75% Senior Convertible Note due 2013.

4.4(1)	Form of common stock certificate.

4.5(1)	Registration Rights Agreement, dated October 15, 1998 by and among CTL ImmunoTherapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended.

4.6(7)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated August 24, 2010.

4.7(7)	Form of 5.75% Senior Convertible Note due 2015.

10.1(7)	Purchase Agreement, by and between MannKind and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative for the initial purchasers named therein, dated August 18, 2010.

10.2(7)	Share Lending Agreement, by and between MannKind and Bank of America, N.A., dated August 18, 2010.

10.3(7)	Letter Agreement, dated August 18, 2010, related to Amended and Restated Promissory Note made by MannKind in favor of The Mann Group LLC, dated August 10, 2010.

10.4(8)	Common Stock Purchase Agreement, by and between MannKind and Seaside 88, LP, dated August 10, 2010.

10.5(8)	Letter Agreement, by and between MannKind and Omni Capital Corporation, dated August 10, 2010.

10.6(8)	Common Stock Purchase Agreement by and between MannKind and The Mann Group LLC, dated August 10, 2010.

10.7(8)	Amended and Restated Promissory Note made by MannKind Corporation in favor of The Mann Group LLC, dated August 10, 2010.

31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

(1)	Incorporated by reference to MannKind’s registration statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended.

(2)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 9, 2007.

(3)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 2, 2010.

(4)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on November 19, 2007.

(5)	Incorporated by reference to MannKind’s registration statement on Form S-3 (File No. 333-138373), filed with the SEC on November 2, 2006.

(6)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on December 12, 2006.

(7)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on August 24, 2010.

(8)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on August 11, 2010.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 29, 2010	MANNKIND CORPORATION
	By:	/s/ Matthew J. Pfeffer
Matthew J. Pfeffer
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)