Form 10-K
period 2010-12-31
MANNKIND CORP
filed 2011-03-16
CIK 899460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting ☐
		(Do not check if a smaller reporting company)	company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☑
     As of June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the Nasdaq Global Market, was approximately $414,517,434.
     As of February 18, 2011, there were 130,654,250 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement, or the Proxy Statement, for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K.

MANNKIND CORPORATION
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2010

Forward-Looking Statements
     Statements in this report that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, statements about: the progress or success of our research, development and clinical programs, including the application for and receipt of regulatory clearances and approvals, and the timing or success of the commercialization of AFREZZA, our ultra rapid-acting insulin product, or any other products or therapies that we may develop; our ability to market, commercialize and achieve market acceptance for AFREZZA, or any other products or therapies that we may develop; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; our estimates for future performance; our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing; and scientific studies and the conclusions we draw from them. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. These statements are only predictions or conclusions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risks and Uncertainties That May Affect Results” and elsewhere in this report. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
     AFREZZA®, MedTone®, Dreamboat® and Technosphere® are registered trademarks in the United States. We have also applied for or have registered company trademarks in other jurisdictions, including Europe and Japan. This document also contains trademarks and service marks of other companies that are the property of their respective owners.
PART I
Item 1. Business
     Unless the context requires otherwise, the words “MannKind,” “we,” “company,” “us” and “our” refer to MannKind Corporation. Unless explicitly stated otherwise, AFREZZA refers to the combination of AFREZZA inhalation powder and the AFREZZA inhaler.
OVERVIEW
     MannKind Corporation is a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes and cancer. Our lead product candidate, AFREZZA (insulin human [rDNA origin]) Inhalation Powder, is an ultra rapid-acting insulin that is in late-stage clinical investigation for the treatment of adults with type 1 or type 2 diabetes for the control of hyperglycemia.
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
     In addition to our Technosphere platform, we are evaluating an investigational cancer immunotherapy product, MKC1106-MT, in a Phase 2 clinical trial. We are also conducting preclinical studies of a drug candidate, MKC204, that may have the potential to treat certain malignancies and inflammatory diseases.
     In February 2011, we implemented a restructuring to streamline our operations, reduce our operating expenses, extend our cash runway and focus our resources on securing the approval of the new drug application, or NDA, for AFREZZA by the United States Food and Drug Administration, or FDA. In connection with this restructuring, we reduced our total workforce by approximately 41 percent and halted activity in certain development programs, although we retained the key assets and intellectual property required to restart development activities if and when we are able to do so.
     The following chart indicates the current stage of development and status of each of our product candidates.

	Preclinical	Clinical Studies
	Development	Phase 1	Phase 2	Phase 3
Technosphere Platform
AFREZZA (insulin)				active
MKC253 (GLP-1)		halted
MKC180 (obesity compound)	halted

Cancer Immunotherapy
MKC1106-MT			active
MKC1106-PP		halted
MKC1106-NS	halted

Cancer Drugs
MKC204 (IRE-1 inhibitor)	active
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
AFREZZA
     Our lead product candidate, AFREZZA (insulin human [rDNA origin]) Inhalation Powder, has a time-action profile unlike other insulin products. In our clinical trials to date, we have consistently observed that AFREZZA Inhalation Powder is rapidly absorbed into the bloodstream following inhalation, reaching peak levels within 12 to 14 minutes. In this manner, AFREZZA produces a profile of insulin levels in the bloodstream that closely approximates the early insulin secretion normally seen in healthy individuals immediately following the beginning of a meal, but which is absent in patients with diabetes.
     The AFREZZA Inhalation Powder is centered on a class of pH-sensitive organic molecules that self-assemble into small particles under acidic conditions. We refer to these particles as Technosphere particles. Certain drugs, such as insulin, can be loaded onto these particles by combining an acidic solution of the drug with a suspension of Technosphere material, which is then dried to a powder. This powder is then filled into plastic cartridges and packaged. To administer AFREZZA Inhalation Powder, a patient loads a cartridge containing the powder into our inhaler. By inhaling through this device, air is pulled through the cartridge, which aerosolizes the powder and pulls the particles into the air current and out through the mouthpiece. The individual particles within this aerosol are small and have aerodynamic properties that enable them to fly efficiently deep into the lungs. When the particles contact the moist lung surface with its neutral pH, the Technosphere particles dissolve immediately, releasing the insulin molecules to diffuse across a thin layer of cells into the bloodstream. We believe that the insulin absorption step is a passive process that occurs without any active assistance or enhancement and without disruption of either cell membranes or the tight junctions between cells.
     To facilitate the delivery of Technosphere-formulated drugs to the deep lung, we developed an inhaler that utilizes single-use, disposable, plastic cartridges containing drug-loaded powder. Our first-generation inhaler, also known as the MedTone inhaler, is light and easy to use, and fits in the palm of the patient’s hand. All of our pivotal safety and efficacy clinical studies were conducted using the MedTone (model C) inhaler.

     To date, the AFREZZA clinical program has involved 56 different studies of AFREZZA and over 5,300 adult patients. In our clinical studies, we observed that AFREZZA produces the following clinical benefits:
•	Consistent decreases in A1C levels, comparable to current insulin therapies. In a number of clinical studies involving patients with type 1 and type 2 diabetes, we have evaluated levels of glycosylated hemoglobin, or A1C, which is a measure of average blood glucose. A consistent finding was that AFREZZA produced decreases in A1C levels that were essentially comparable to the decreases observed in the control arm of these studies, including studies that compared AFREZZA to rapid-acting insulin analogs, to pre-mixed insulin analogs and to metformin in combination with a sulfonylurea.
•	Superior post-meal glucose control. AFREZZA Inhalation Powder has a shorter duration of action than other insulin therapies, so its glucose-lowering effect better meets a patient’s needs following a meal. Specifically, AFREZZA treatment produces lower blood glucose levels than comparators in the first hour following meal ingestion with comparable levels after two hours. Importantly, AFREZZA does not remain active for an extended period of time, thereby reducing the risk of hypoglycemia between meals.
•	Improved fasting glucose control. In clinical trials of both type 1 and type 2 diabetes, AFREZZA has consistently provided lower fasting blood glucose control than comparator insulin therapies. As we reported with external authors in a report of one of our earlier Phase 3 studies that was published in The Lancet in 2010, this observation might be the result of greater suppression of endogenous glucose production with AFREZZA combined with basal insulin than with a conventional insulin regimen.
•	Less hypoglycemia due to better synchronization with glucose absorption from meals. In clinical trials involving patients with type 2 diabetes, we observed that the incidence and frequency of hypoglycemia was significantly reduced. Similar results were observed in patients with type 1 diabetes. The overall hypoglycemic event rate was lower for AFREZZA at all times of the day, but in particular, there were fewer nocturnal hypoglycemic events, a condition much feared by patients with diabetes.
•	Little or no weight gain. In our clinical trials, patients treated with AFREZZA experienced weight reduction or significantly less weight gain compared to other insulin therapies.
There are no assurances, however, that these or any other advantages of AFREZZA will be agreed to by the FDA or otherwise included in final product labeling or advertising, if it is approved.
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
Regulatory Approval Status
     In March 2009, we submitted an NDA for AFREZZA to the FDA. In this submission, we sought approval of the AFREZZA Inhalation Powder and the MedTone (model D) inhaler. The MedTone (model D) inhaler is a more rugged and less costly commercial version of the MedTone (model C) inhaler used in clinical trials. As part of our original NDA submission, we included the results of a study, known as study 138, that evaluated the bioequivalence of AFREZZA Inhalation Powder administered using the MedTone (model C) and the MedTone (model D) inhalers in 75 patients with type 1 diabetes.
     At the time of our original NDA submission, we were also advancing the development of a next-generation inhaler, known internally as the Dreamboat inhaler, which is even smaller (thumb-sized), easier to use and lower in manufacturing cost than the MedTone inhaler and which allows for more efficient emptying of the cartridge. In August 2009, we submitted a request for a meeting with the FDA to review the path to transition from MedTone to the next-generation inhaler for AFREZZA. In November 2009, the FDA provided a letter with advice regarding this path which would include an assessment of the bioequivalence of insulin administered using the next-generation inhaler and the MedTone (model C) inhaler. We incorporated this advice into our development plan for the next-generation inhaler.
     On March 12, 2010, we received a Complete Response letter from the FDA regarding the NDA for AFREZZA. A Complete Response letter is issued by the FDA’s Center for Drug Evaluation and Research when the review of a submitted file is completed and questions remain that preclude the approval of the NDA in its current form. The March 2010 Complete Response letter requested several items, including:
•	information and currently available clinical data that support the clinical utility of AFREZZA, a request that reflects a desire to understand the positioning of AFREZZA within the range of available therapies for patients with diabetes and a desire to know how, in whom and when in the course of therapy it should be used;
•	information about the comparability of the commercial version of the inhaler, i.e., MedTone (model D), to the MedTone (model C) version of the device that was used in clinical trials;
•	changes to the proposed labeling of the MedTone cartridges, foil pouches and cartons; and
•	updated safety data related to AFREZZA.
     We believe that the request about the comparability of the MedTone inhalers stemmed from a question raised by the FDA about the method utilized by our contract laboratory to analyze blood samples for insulin and glucose in study 138. Because blood samples degrade over time, it was not possible to re-analyze the material from study 138 using the analytical method preferred by the FDA. However, we were able to utilize this analytical method in our analysis of blood samples from a study, known as study 142, that assessed the bioequivalence of insulin administered using the next-generation inhaler and the MedTone (model C) inhaler in 66 healthy volunteers. The results of study 142 demonstrated that the MedTone (model C) and next-generation inhalers are bioequivalent — that is, notwithstanding the fact that a cartridge used with the next-generation inhaler contains one-third less insulin powder than the corresponding MedTone (model C) cartridge, the same amount of the same insulin formulation passes quickly through the pulmonary membrane and reaches the bloodstream when either inhaler is used.
     In June 2010, we held an End-of-Review meeting with the FDA to discuss our approach for addressing their questions. To address the agency’s request related to the clinical utility of AFREZZA, we presented data from a newly completed study, known as study 117, that provided additional evidence of efficacy and further clarified the clinical utility of AFREZZA in 130 patients with type 1 diabetes. To address the agency’s requests related to the comparability of the clinical and commercial devices, we discussed the bioequivalency results for the next-generation inhaler. Following the conclusion of this meeting, we determined that submitting our comparability data for the next-generation inhaler was the best approach for addressing the FDA’s inhaler-related questions. Accordingly, in late June 2010, we submitted the results of studies 117 and 142 as part of our response to the March 2010 Complete Response letter.
     On January 18, 2011, we received a second Complete Response letter from the FDA. The principal issue raised by the FDA in the January 2011 Compete Response letter was the usage of in vitro performance data and bioequivalence data to bridge our next-generation inhaler to the Phase 3 trials conducted using the MedTone (model C) inhaler. The FDA requested that we conduct two clinical studies with the next-generation inhaler (one in patients with type 1 diabetes and one in patients with type 2 diabetes), with at least one study including a treatment group using the MedTone (model C) inhaler in order to obtain a head-to-head comparison of the pulmonary safety data for the two devices. The FDA also stated that after an adequate titration of study medication there should be at least 12 weeks of relatively stable insulin dosing during the treatment period. In addition to this request, the FDA requested additional information concerning the performance characteristics, usage, handling, shipment and storage of the next-generation inhaler, an update of safety information related to AFREZZA as well as information on proposed user training and changes to the proposed labeling of the device, blister pack, foil wrap and cartons.
     We are scheduled to hold an End-of-Review meeting with the agency in mid-April to discuss the protocols for the two studies, known as study 171 in type 1 patients and study 172 in type 2 patients, that we expect will generate data to form the basis of our response to the January 2011 Complete Response letter. The protocol for an earlier version of study 172, then known as study 162, was submitted to the FDA in September 2010. Study 162 was initiated in October 2010 and, by the time we halted enrollment in February 2011, approximately 39 patients had been enrolled into the study. In February 2011, the FDA sent us a letter suggesting changes to the study 162 protocol in light of its January 2011 Complete Response letter. In advance of our End-of-Review meeting, we have incorporated the agency’s advice into the protocols for new studies 171 and 172, which are designed to evaluate A1C levels after an adequate titration of AFREZZA followed by a relatively stable insulin dose for at least 12 weeks. We plan to continue working closely with the FDA in our effort to ensure that studies 171 and 172 address the agency’s requests. However, there can be no assurance that we will be able to satisfy all of the FDA’s requirements or that the FDA will find our proposed approach to these and other future clinical studies acceptable. The FDA could also request that we conduct additional clinical trials to provide sufficient data for approval of the NDA.
     As part of our original NDA submission, we proposed a Risk Evaluation and Mitigation Strategy, or REMS, for ensuring that the benefits of AFREZZA outweighed its risks. Our proposed REMS included communication tools, such as the prescribing information, medication guide, educational materials and training materials, as well as evaluation tools, such as prescriber and patient surveys, and a pharmacovigilance program including special monitoring of targeted medical events. We have been informed by the FDA that a REMS will be necessary for AFREZZA, if it is approved, to ensure that the benefits of the drug outweigh:
•	the risk of respiratory difficulty immediately post-inhalation, especially in patients with undiagnosed chronic lung disease;
•	the risk of pulmonary function decline over time; and
•	the potential risk of harm due to use by inappropriate patient populations, such as smokers and patients with chronic lung disease.
We expect to continue our discussions with the FDA regarding the REMS after we submit our response to the January 2011 Complete Response letter.
INVESTIGATIONAL CANCER THERAPIES
     Our cancer immunotherapy program utilizes the body’s immune system to help eradicate tumor cells. The immune system is a network of cells and organs that defends the body against infection and abnormal cells, such as tumor cells. A key element of the immune system is its ability to distinguish between healthy cells and foreign or diseased cells that do not belong in the body. The immune system accomplishes this task by recognizing distinctive molecules called epitopes on the surface of each cell as either normal or abnormal, and responding to them appropriately. Any substance capable of being recognized by the immune system is known as an antigen. An antigen can be all or part of a pathogenic organism or it can be a by-product of diseased cells. Certain specialized cells of the immune system (antigen-presenting cells or APC) sample antigens found in the body and present the epitopes associated with foreign antigens to other cells of the immune system, known as T cells, whose function is to destroy any cell that expresses the same epitope; this process is known as cell-mediated immunity. In this way, the immune system can launch a very specific response to infection or disease.
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
     In one study, MKC1106-PP was used to treat 26 advanced cancer patients with diverse tumor types, metastatic disease and/or progressive, refractory disease. Patients were evaluated after two therapeutic cycles of six weeks each and again after four therapeutic cycles, as applicable. Patients demonstrating a clinical response or no evidence of disease progression remained in the clinical trial and received up to six cycles of treatment over nine months. In all patients, the treatment was well tolerated with few and mild adverse events. The primary endpoint of this study was the determination of an immune response following the first or second cycle of treatment. Overall, 15 subjects had an immune response to the either the PRAME or PSMA antigens, or both. Ten subjects overall demonstrated no disease progression and continued treatment past the second treatment cycle. Of these ten subjects, five subjects had an immune response for at least two cycles of treatment, one subject had an immune response during the first treatment cycle only, and four subjects had no immune response. In connection with our restructuring in February 2011, clinical development activities for MKC1106-PP were halted to focus our resources on securing the approval of the NDA for AFREZZA, although we retained the key assets and intellectual property required to restart development activities for MKC1106-PP if and when we are able to do so.
     In a separate study, 18 patients with advanced melanoma were treated with MKC1106-MT. Patients were evaluated after each therapeutic cycle of six weeks and those who demonstrated a clinical response or no evidence of disease progression remained in the clinical trial and received up to eight cycles of treatment over one year. Treatment with MKC1106-MT was well tolerated by all patients. An endpoint of this study was the determination of an immune response following the first or second cycle of treatment. Overall, nine subjects had an immunologic response to the either the Melan A or tyrosinase antigens. Of these subjects, two subjects showed objective tumor responses. Of the remaining nine subjects with no or undetermined immune response, four subjects achieved an objective tumor response.

     In October 2010, we initiated a Phase 2 study of MKC1106-MT involving up to 44 patients with advanced melanoma that is confined to the skin, subcutaneous tissue or lymph nodes. The primary end-point of this open-label, non-randomized study is to evaluate objective tumor response. Clinical efficacy will also be assessed using measures of time-to-progression, progression-free survival and overall survival. We do not expect to obtain results from this study until the second half of 2012.
Cancer Drug Discovery
     Our drug discovery effort is directed at a biochemical signaling pathway known as the unfolded protein response, or UPR, which is a response to stress or changes in cellular conditions during which proteins cease to function correctly. The UPR is intended to restore the normal function of the cell and preserve its viability, by halting protein production while molecular “chaperones” remove the improperly folded proteins. When cellular stress continues for an extended period of time, the role of the UPR changes from restoring normal function to initiating programmed cell death or apoptosis. In this manner, the improperly functioning cell is removed from the body.
     However, in myeloma cells and possibly other malignancies, the UPR is not properly regulated. In these cells, an enzyme known as inositol-requiring enzyme-1, or IRE-1 α, activates the X-box binding protein-1 gene, or XBP-1, thus enhancing molecular chaperone activity and protein degradation. The result is that tumor cells escape apoptosis, proliferate and invade vital organs in cancer patients, and/or confer resistance to other therapeutic means that induce cellular stress, including chemotherapy, radiotherapy and anti-angiogenic drugs.
     Multiple myeloma, the second most prevalent blood cancer after non-Hodgkin’s lymphoma, is a key focus of our IRE-1 α program. This disease results in excessive abnormal cells as a result of transformation of normal B-cells (B-lymphocytes) into malignant plasma cells.
     Using our proprietary IRE-1 α assay, we have identified novel compounds that selectively antagonize IRE-1 α in vitro and consequently down-regulates XBP-1 activity in tumor cells and animal models. We are currently undertaking nonclinical studies in order to position a compound for clinical trials.
OUR STRATEGY
     Our primary objective is to secure the approval of the NDA for AFREZZA by the FDA, and our resources are focused on the activities necessary to pursue this objective. In February 2011, we implemented a restructuring to streamline our operations, reduce our operating expenses and extend our cash runway. We expect that we will require additional financial resources in order to continue the development of AFREZZA and to support our other ongoing activities. In addition to traditional financing transactions, such as the sale of equity and/or debt securities, we intend to explore opportunities to generate additional financial resources through the entry into one or more strategic business collaborations. Specifically, we intend to:
•	Seek a development and commercialization partner for AFREZZA. We intend to pursue potential collaboration opportunities with large pharmaceutical companies in the United States, Europe and elsewhere in order to provide the financial and operational resources to develop, commercialize, market and sell AFREZZA. We have not licensed or transferred any of our rights to this product or to our platform technology.
•	Out-license our proprietary Technosphere formulation technology for the delivery of active pharmaceutical ingredients. We believe that additional Technosphere formulations of active pharmaceutical ingredients have the potential to demonstrate clinical advantages over existing therapeutic options in a variety of therapeutic areas. We intend to pursue opportunities to out-license our technology to pharmaceutical companies that are in need of alternative formulations for their proprietary active pharmaceutical ingredients.
•	Pursue transactional opportunities for our investigational cancer therapies. We are currently conducting a Phase 2 clinical trial of one of our investigational cancer immunotherapy products. As this program and the cancer drug discovery program reach upcoming milestones that are expected to increase the perceived value of these programs, we intend to pursue opportunities to enter into transactions with potential partners or acquirers.
SALES AND MARKETING
     Our efforts to date have primarily been directed at developing pharmaceutical products for a number of different markets. We currently have no sales or distribution capabilities and have no experience as a company in marketing or selling pharmaceutical products. However, we have built a small marketing team and are engaged in the planning and market research activities that would normally be undertaken to support the late-stage development of a pharmaceutical product.
     In order to commercially market any of our products, we need either to develop an internal sales team, continue to expand our marketing infrastructure or collaborate with third parties who have greater sales and marketing capabilities and have access to potentially large markets. Although we believe that establishing our own sales and marketing organizations in North America would have substantial advantages, we recognize that this may not be practical for some of our products and that collaborating with companies with established sales and marketing capabilities in a particular market or markets may be a more effective alternative for some products. To date, we have retained worldwide commercialization rights for all of our product candidates, including AFREZZA. We intend to pursue potential collaboration opportunities to assist us in the commercialization of AFREZZA in the United States and other major markets.
MANUFACTURING AND SUPPLY
     We formulate and fill the AFREZZA Inhalation Powder into plastic cartridges and blister package the cartridges in our Danbury facility. We believe that our Danbury facility has enough capacity to satisfy the initial commercial demand for AFREZZA, although the facility includes expansion space that will allow production capacity to be increased based on anticipated needs during the initial years of commercialization. The quality management systems of our facility were certified to be in conformance with the ISO 13485 and ISO 9001 standards. In addition, our facility underwent a successful pre-approval inspection by the FDA during the fall of 2009. A portion of this pre-approval inspection was related to our ability to fill and package cartridges for the MedTone inhaler. We anticipate that our facility may need to undergo another successful pre-approval inspection related to our ability to fill and package cartridges for the next-generation inhaler before the FDA is able to approve the NDA for AFREZZA.
     Currently, our insulin inventory is from two sources. In November 2007, we entered into a long-term supply agreement with N.V. Organon, or Organon, now a subsidiary of Merck & Co., Inc., pursuant to which Organon would manufacture and supply specified quantities of recombinant human insulin to us. Under the terms of this supply agreement, we had the right to terminate the agreement upon 30 days’ advance written notice to Organon if the FDA fails to approve AFREZZA. In connection with the January 2011 Complete Response letter that we received from the FDA, on February 8, 2011, we gave 30 days’ written notice to Organon to terminate the supply agreement effective March 10, 2011. As a result of the termination of the agreement. Organon is not entitled to make (and we are not obliged to accept) any deliveries of insulin for which a delivery date under a purchase order has not yet passed, which includes all purchase orders previously placed for 2011 shipments. However, pursuant to the terms of the supply agreement, we may be required to pay Organon a termination fee if Organon is unable to sell certain quantities of insulin to other parties under commercially viable terms within 12 months after termination. While we cannot determine at this time the amount of the termination fee, if any, that we may have to pay to Organon, we estimate that the maximum amount of the termination fee is approximately $40.1 million based on the applicable exchange rate and purchase price at the time the termination notice was sent. We must rely on our insulin supplier to maintain compliance with relevant regulatory requirements including current Good Manufacturing Practices, or cGMP.
     In June 2009, we acquired a quantity of bulk insulin from Pfizer Manufacturing Frankfurt GmbH, a subsidiary of Pfizer Inc., or Pfizer, as well as Pfizer’s rights under a license to manufacture insulin for pulmonary delivery. In addition, we acquired an option to purchase additional insulin inventory, in whole or in part, at a specified price, to the extent it remains available.

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
     Our Technosphere drug delivery platform, including AFREZZA, enjoys patent protection relating to the particles, their manufacture, and their use for pulmonary delivery of drugs. We have additional patent coverage relating to the treatment of diabetes using AFREZZA. We have been granted patent coverage for our inhaler and cartridges in the form in which our insulin product will be sold to the consumer. We have additional pending patent applications, and expect to file further applications, relating to the drug delivery platform, methods of manufacture, the AFREZZA product and its use, and other Technosphere-based products, inhalers and inhaler cartridges. Overall, we own 102 issued utility patents, 74 issued design patents and over 240 pending applications in the United States and selected jurisdictions around the world related to our Technosphere platform. These include composition and method of treatment patents providing protection for AFREZZA that will remain in force into 2020, and patents on our inhaler and inhaler cartridges that will remain in force into 2023.
     In addition, we own or have in-licensed intellectual property relating to several drug targets of interest in the treatment of cancer and other fields. Patents and patent applications in this area are drawn to drug screening methods, methods of treatment, and chemical structures of inhibitors of these targets. Our cancer immunotherapy program is built on proprietary methods for the selection, design and administration of epitopes, as well as the plasmids and peptides that are the active ingredients of our product candidates. Overall, we own 55 issued patents and over 230 pending applications in the United States and selected jurisdictions around the world related to our immunotherapy program.
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
Rapid-acting (Injected) Insulin
     Currently, there is no approved insulin product that is absorbed into the bloodstream as rapidly as AFREZZA, i.e., reaching peak levels within 12 to 14 minutes after administration. There are several formulations of “rapid-acting” insulin analogs that claim to reach peak insulin levels within 30 to 90 minutes after injection. The principal products in this category are Humalog®, which was developed by Eli Lilly & Company, or Lilly, NovoLog®, which was developed by Novo Nordisk A/S, or Novo Nordisk, and Apidra®, which was developed by sanofi-aventis.
     Several insulin products in development are reported to have a time-action profile that is more rapid than that of the currently available rapid-acting insulin analogs. Halozyme Therapeutics, Inc. is conducting Phase 2 clinical studies to evaluate the safety and efficacy of a formulation of human insulin or an insulin analog that is co-administered with human hyaluronidase enzyme. This enzyme temporarily degrades a naturally occurring, space-filling substance that is a major component of normal tissues throughout the body, thereby facilitating the penetration and diffusion of insulin that is injected under the skin.
     Biodel, Inc. submitted an NDA for Linjeta™, its proprietary diluent that is combined with human insulin to create a rapid-acting insulin formulation. In October 2010, Biodel received a Complete Response letter from the FDA requesting that the company conduct two Phase 3 clinical trials, one in patients with type 1 diabetes and the other in patients with type 2 diabetes, to establish the efficacy and safety of Linjeta.
     Novo Nordisk is conducting Phase 1 clinical studies of NN1218, an insulin analog that is intended to provide faster onset of action than the currently available rapid-acting insulin analogs.
Inhaled Insulin Delivery Systems
     In January 2006, Exubera®, developed by Pfizer in collaboration with Nektar Therapeutics, was approved for the treatment of adults with type 1 and type 2 diabetes. Exubera® was slow to gain market acceptance and, in October 2007, Pfizer announced that it was discontinuing the product. In September 2008, we announced a collaboration agreement with Pfizer pursuant to which certain patients with a continuing medical need for inhaled insulin were transitioned to AFREZZA on a compassionate use basis. Pfizer subsequently withdrew the NDA for Exubera from the FDA.
     In January 2008, Novo Nordisk announced that it was halting development of its inhaled insulin product, having reached the conclusion that the product did not have adequate commercial potential. Notwithstanding the termination of this program, Novo Nordisk stated that it intended to increase research and development activities targeted at inhalation systems for long-acting formulations of insulin and GLP-1.
     In March 2008, Lilly announced that it too was terminating the development of its AIR® inhaled insulin system. Lilly stated that this decision resulted from increasing uncertainties in the regulatory environment and after a thorough evaluation of the evolving commercial and clinical potential of its product compared to existing medical therapies.
     In January 2011, Dance Pharma announced that it will develop an inhaled insulin product based on aerosol technology licensed to Dance Pharma by Aerogen Ltd.

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
     Our cancer products may face competition from the products described above as well as from other brands. In addition, our cancer immunotherapy products may face direct competition from one or more therapeutic cancer vaccines that may be approved in the coming years. Although there have been a number of notable failures recently among immunotherapy products in development, a few approaches continue to show potential:
•	Provenge®, developed by Dendreon Corporation, is a vaccine composed of autologous APC that are loaded with an antigen (prostate acid phosphatase) from prostate tumor cells then re-injected into patients. In April 2010, the FDA approved Provenge for the treatment of asymptomatic or minimally symptomatic metastatic castrate resistant (hormone refractory) prostate cancer.
•	MAGE-A3 is a tumor-specific antigen that is expressed in a large variety of cancers but not in normal cells. GlaxoSmithKline plc is evaluating a cancer vaccine that combines MAGE-A3, delivered as a purified recombinant protein, with certain immunostimulating compounds that are intended to increase the anti-tumor immune response. This investigational product is being evaluated in Phase 3 clinical trials for the treatment of non-small cell lung cancer and melanoma.

•	Rindopepimut (CDX-110) is an immunotherapy being developed by Celldex, Inc. Rindopepimut targets a mutated form of epidermal growth factor receptor that is present in multiple cancer types and is currently being evaluated for the treatment of glioblastoma multiforme in a Phase 2 clinical trial.
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
     Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this latter procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the application and assessment report, each member state must decide whether to recognize approval. We plan to choose the appropriate route of European regulatory filing in an attempt to accomplish the most rapid regulatory approvals. For example, diabetes medication is required to be submitted under the centralized procedure. However, the chosen regulatory strategy may not secure regulatory approvals or approvals of the chosen product indications. In addition, these approvals, if obtained, may take longer than anticipated.
     In addition to the foregoing, we are subject to numerous federal, state and local laws relating to such matters as laboratory practices, the experimental use of animals, the use and disposal of hazardous or potentially hazardous substances, controlled drug substances, privacy of individually identifiable healthcare information, safe working conditions, manufacturing practices, environmental protection and fire hazard control. Further, if a drug product is reimbursed by Medicare, Medicaid or other federal or state health care programs, sales, marketing and scientific/educational grant programs must comply with the Medicare-Medicaid Anti-Fraud and Abuse Act, as amended, the False Claims Act, also as amended, and similar state laws. If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Medicare Prescription Drug Improvement and Modernization Act of 2003. Additionally, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA, enacted in March 2010, substantially changes the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, the PPACA establishes: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. In the future, there may continue to be additional proposals relating to the reform of the U.S. health care system, some of which could further limit the prices we are able to charge for our products, or the amounts of reimbursement available for our products. If drug products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws. We may incur significant costs to comply with those laws and regulations now or in the future.
     For additional information regarding the regulatory approval of AFREZZA, see discussion under the heading “Regulatory Approval Status” beginning on page 5 of this report.

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

EMPLOYEES
     As of December 31, 2010, we had 436 full-time employees. 47 of these employees were engaged in research and development, 155 in manufacturing, 132 in clinical, regulatory affairs and quality assurance and 102 in administration, finance, management, information systems, marketing, corporate development and human resources. 55 of these employees had a Ph.D. degree and/or M.D. degree and were engaged in activities relating to research and development, manufacturing, quality assurance and business development. A significant percentage of our operating expenses relates to research and development totaling $112.3 million in 2010, $156.3 million in 2009 and $250.4 million in 2008.
     On February 10, 2011, we announced that we had implemented a restructuring to streamline our operations, reduce our operating expenses, extend our cash runway and focus our resources on securing the FDA’s approval of the NDA for AFREZZA. In connection with the restructuring, we reduced our total workforce by approximately 41 percent to 257 employees.
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
SCIENTIFIC ADVISORS
     We seek advice from a number of leading scientists and physicians on scientific, technical and medical matters. These advisors are leading scientists in the areas of pharmacology, chemistry, immunology and biology. Our scientific advisors are consulted regularly to assess, among other things:
•	our research and development programs;
•	the design and implementation of our clinical programs;
•	our patent and publication strategies;
•	market opportunities from a clinical perspective;
•	new technologies relevant to our research and development programs; and
•	specific scientific and technical issues relevant to our business.
     Our diabetes program is supported by the following scientific advisors (and their primary affiliations):

Name	Primary Affiliation
Richard Bergenstal, MD	International Diabetes Center, Park Nicollet Institute
Geremia Bolli	University of Perugia
Alan D. Cherrington, PhD	Vanderbilt University Medical Center
David D’Alessio, MD	University of Cincinnati
Steven Edelman, MD	University of California, San Diego
Alexander Fleming, MD	Kinexum Box LLC
Brian Frier, MD, FECP, BS	Edinburgh Royal Infirmary
Irl B. Hirsch, MD	University of Washington Medical Center
Lois Jovanovic, MD	Sansum Medical Research Institute
Daniel Lorber, MD	Diabetes Care & Information Center of New York
Sten Madsbad	Hvidovre University Hospital, Copenhagen
Chantal Mathieu, MD, PhD	Laboratorium voor Experimentele Geneeskunde en Endocrinologie
Mark Peyrot, MD	Loyola College Center
Daniel Porte, MD	University of California, San Diego
Julio Rosenstock, MD	Dallas Diabetes and Endocrinology Center

Name	Primary Affiliation
Jesse Roth, MD, FACP	North Shore-Long Island Jewish Health System
Richard Rubin, PhD, CDE	Johns Hopkins University School of Medicine
Robert Sherwin, MD	Yale University School of Medicine
Jay Skyler, MD, MACP	University of Miami, Diabetes Research Institute
     Our cancer program is supported by the following scientific advisors (and their primary affiliations):

Name	Primary Affiliation
Kenneth Anderson, M.D.	Dana Farber Cancer Institute, Boston
James Berenson, M.D.	Institute for Myeloma and Bone Cancer Research
Philippe Bey, Ph.D.	Pharmaceutical consultant
Bernard Fox, Ph.D.	Earle A. Chiles Research Institute
W. Martin Kast, Ph.D.	University of Southern California
Antoni Ribas, M.D.	University of California, Los Angeles
Frank Sicheri, Ph.D.	University of Toronto
EXECUTIVE OFFICERS
     The following table sets forth our current executive officers and their ages as of December 31, 2010:

Name	Age	Position(s)
Alfred E. Mann	85	Chairman of the Board of Directors and Chief Executive Officer
Hakan S. Edstrom	60	President, Chief Operating Officer and Director
Matthew J. Pfeffer	53	Corporate Vice President and Chief Financial Officer
Juergen A. Martens, Ph.D.	55	Corporate Vice President, Technical Operations and Chief Technical Officer
Diane M. Palumbo	57	Corporate Vice President, Human Resources
Dr. Peter C. Richardson	51	Corporate Vice President and Chief Scientific Officer
David Thomson, Ph.D., J.D.	44	Corporate Vice President, General Counsel and Secretary
     Alfred E. Mann has been one of our directors since April 1999, our Chairman of the Board since December 2001 and our Chief Executive Officer since October 2003. He founded and formerly served as Chairman and Chief Executive Officer of MiniMed, Inc., a publicly traded company focused on diabetes therapy and microinfusion drug delivery that was acquired by Medtronic, Inc. in August 2001. Mr. Mann also founded and, from 1972 through 1992, served as Chief Executive Officer of Pacesetter Systems, Inc. and its successor, Siemens Pacesetter, Inc., a manufacturer of cardiac pacemakers, now the Cardiac Rhythm Management Division of St. Jude Medical Corporation. Mr. Mann founded and since 1993, has served as Chairman and until January 2008, as Co-Chief Executive Officer of Advanced Bionics Corporation, a medical device manufacturer focused on neurostimulation to restore hearing to the deaf and to treat chronic pain and other neural deficits, that was acquired by Boston Scientific Corporation in June 2004. In January 2008, the former stockholders of Advanced Bionics Corporation repurchased certain segments from Boston Scientific Corporation and formed Advanced Bionics LLC for cochlear implants and Infusion Systems LLC for infusion pumps. Mr. Mann was non-executive Chairman of both entities. Advanced Bionics LLC was acquired by Sonova Holdings on December 30, 2009. Infusion Systems LLC was acquired by the Alfred E. Mann Foundation in February 2010. Mr. Mann has also founded and is non-executive Chairman of Second Sight Medical Products, Inc., which is developing a visual prosthesis for the blind; Bioness Inc., which is developing rehabilitation neurostimulation systems; Quallion LLC, which produces batteries for medical products and for the military and aerospace industries; and Stellar Microelectronics Inc., a supplier of electronic assemblies to the medical, military and aerospace industries. Mr. Mann also founded and is the managing member of PerQFlo, LLC, which is developing drug delivery systems. Mr. Mann is the managing member of the Alfred Mann Foundation and is also non-executive Chairman of Alfred Mann Institutes at the University of Southern California, AMI Purdue and AMI Technion, and the Alfred Mann Foundation for Biomedical Engineering, which is establishing additional institutes at other research universities. Mr. Mann is also non-executive Chairman of the Southern California Biomedical Council and a Director of the Nevada Cancer Institute. Mr. Mann holds bachelor’s and master’s degrees in Physics from the University of California at Los Angeles, honorary doctorates from Johns Hopkins University, the University of Southern California, Western University and the Technion-Israel Institute of Technology and is a member of the National Academy of Engineering.
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
RISKS RELATED TO OUR BUSINESS
We depend heavily on the successful development and commercialization of our lead product candidate, AFREZZA, which is not yet approved.
     To date, we have not commercialized any product candidates. We have expended significant time, money and effort in the development of our lead product candidate, AFREZZA, which has not yet received regulatory approval and which may not be approved by the FDA in a timely manner, or at all. Our other product candidates are generally in early clinical or preclinical development. We anticipate that in the near term, our ability to generate revenues will depend solely on the successful development and commercialization of AFREZZA.
     In a Complete Response letter received on January 18, 2011, the FDA requested that we conduct two clinical studies with the next-generation inhaler (one in patients with type 1 diabetes and one in patients with type 2 diabetes), with at least one study including a treatment group using the MedTone (model C) inhaler in order to obtain a head-to-head comparison of the pulmonary safety data for the two devices. The FDA also stated that after an adequate titration of study medication there should be at least 12 weeks of relatively stable insulin dosing at the end of the treatment period. We are scheduled to hold an End-of-Review meeting with the agency in mid-April to discuss the protocols for the two requested studies. As part of our briefing to the FDA, we have submitted the protocols for two studies that are designed to evaluate A1C levels after an adequate titration of AFREZZA followed by a relative stable insulin dose for at least 12 weeks We expect that data from these two studies, known as study 171 in type 1 patients and study 172 in type 2 patients, will form the basis of our response to the January 2011 Complete Response letter. We plan to work closely with the FDA in our effort to ensure that these clinical studies address the agency’s requests. There can be no assurance that we will be able to satisfy all of the FDA’s requirements or that the FDA will find our proposed approach to these and other future clinical studies acceptable. The FDA could also request that we conduct additional clinical trials to provide sufficient data for approval of the NDA. There can be no assurance that we will be able to satisfy all of the FDA’s requirements or that the FDA will find our proposed approach to these and other future clinical studies acceptable. The FDA could also request that we conduct additional clinical trials to provide sufficient data for approval of the NDA. There can be no assurance that we will obtain approval of the NDA in a timely manner or at all.
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
     We have sought to develop our product candidates through our internal research programs. All of our product candidates will require additional research and development and, in some cases, significant preclinical, clinical and other testing prior to seeking regulatory approval to market them. Accordingly, these product candidates will not be commercially available for a number of years, if at all.
     A significant portion of the research that we have conducted involves new and unproven compounds and technologies, including AFREZZA, Technosphere platform technology and immunotherapy product candidates. Even if our research programs identify candidates that initially show promise, these candidates may fail to progress to clinical development for any number of reasons, including discovery upon further research that these candidates have adverse effects or other characteristics that indicate they are unlikely to be effective. In addition, the clinical results we obtain at one stage are not necessarily indicative of future testing results. If we fail to successfully complete the development and commercialization of AFREZZA or develop or expand our other product candidates, or are significantly delayed in doing so, our business and results of operations will be harmed and the value of our stock could decline.
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
     We have never been profitable and, as of December 31, 2010, we had incurred a cumulative net loss of $1.8 billion. The cumulative net loss has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates, including AFREZZA. This cumulative net loss may increase significantly as we continue development and clinical trial efforts.
     Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of December 31, 2010, we had a stockholders’ deficit of $185.5 million. Our ability to achieve and sustain profitability depends upon obtaining regulatory approvals for and successfully commercializing AFREZZA, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates, and we may not receive them. We may not be profitable even if we succeed in commercializing any of our product candidates. As a result, we cannot be sure when we will become profitable, if at all.
If we fail to raise additional capital our financial condition and business would suffer.
     It is costly to develop therapeutic product candidates and conduct clinical trials for these product candidates. Although we are currently focusing on AFREZZA as our lead product candidate, we had begun to conduct clinical trials for additional product candidates. Our existing capital resources will not be sufficient to support the expense of fully developing and commercializing AFREZZA or fully developing any of our other product candidates.
     Based upon our current expectations, we believe that our existing capital resources, including the loan arrangement with The Mann Group LLC, an entity controlled by our principal stockholder. but excluding any proceeds to us from the common stock purchase agreement that we entered into with Seaside 88, LP, or Seaside, will enable us to continue planned operations through the fourth quarter of 2011. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. In any event, we plan to raise additional funds, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, or an increase in the borrowings available under the loan arrangement with our related party, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. However, it may be difficult for us to raise additional funds through these planned measures. As of December 31, 2010, we had a stockholders’ deficit of $185.5 million which may raise concerns about our solvency and affect our ability to raise additional capital. The amount of additional funds we need will depend on a number of factors, including:
•	the rate of progress and costs of our clinical trials and research and development activities, including costs of procuring clinical materials and operating our manufacturing facilities;
•	our success in establishing strategic business collaborations and the timing and amount of any payments we might receive from any collaboration we are able to establish;
•	actions taken by the FDA and other regulatory authorities affecting our products and competitive products;

•	our degree of success in commercializing AFREZZA;
•	the emergence of competing technologies and products and other adverse market developments;
•	the timing and amount of payments we might receive from potential licensees;
•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;
•	the level of our legal expenses, including those expenses associated with the securities class actions and derivative lawsuits filed against us and certain of our executive officers and directors and any settlement or damages payments associated with litigation;

•	the costs of the restructuring that we implemented following receipt of the Complete Response letter from the FDA in January 2011;
•	the costs of discontinuing projects and technologies;
•	the costs of decommissioning existing facilities, if we undertake such activities; and
•	the costs of performing additional clinical trials requested by the FDA.
     We have raised capital in the past primarily through the sale of equity and debt securities. We may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities. In August 2010, we entered into the Seaside purchase agreement and the Mann purchase agreement for the sale and issuance by us of up to 36,400,000 shares of our common stock over a period of approximately 50 weeks. To date, we have issued and sold a total of 7.0 million shares to Seaside and The Mann Group under these agreements, and could issue and sell an additional 18.2 million shares under both agreements if we are able to satisfy the conditions precedent for sales of shares under these agreements, including the minimum price requirement. Issuances of additional debt or equity securities or the conversion of any of our currently outstanding convertible debt securities into shares of our common stock could impact the rights of the holders of our common stock and may dilute their ownership percentage. We anticipate that we will seek approval by our stockholders of an amendment to our certificate of incorporation to increase the authorized number of shares of our common stock to facilitate any future capital-raising transactions. Such a proposal would require approval by the holders of a majority of the outstanding shares of our common stock. If we were unable to obtain the requisite approval, our ability to raise additional capital by selling our equity securities would be constrained. Moreover, the establishment of other funding facilities may impose restrictions on our operations. These restrictions could include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.
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
     In the event that sufficient additional funds are not obtained through strategic collaboration opportunities, sales of securities, credit facilities, licensing arrangements and/or asset sales on a timely basis, we may be required to reduce expenses through the delay, reduction or curtailment of our projects, including AFREZZA commercialization, or further reduction of costs for facilities and administration. Moreover, if we do not obtain such additional funds, there will be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and loss of investment to the holders of our securities. As of the date hereof, we have not obtained a solvency opinion or otherwise conducted a valuation of our properties to determine whether our debts exceed the fair value of our property within the meaning of applicable solvency laws. If we are or become insolvent, investors in our stock may lose the entire value of their investment.
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
     In addition, if we do not obtain sufficient additional funds through sales of securities, strategic collaborations or the license or sale of certain of our assets on a timely basis, we may be required to reduce expenses by delaying, reducing or curtailing our development of AFREZZA. If we fail to commence or complete, or experience delays in or are forced to curtail, our proposed clinical programs or otherwise fail to adhere to our projected development goals in the timeframes we announce and expect (or within the timeframes expected by analysts or investors), our business and results of operations will be harmed and the market price of our common stock will decline.
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
     We have held extensive discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for AFREZZA. To date we have not reached an agreement on a collaboration with any of these companies. We cannot predict when, if ever, we could conclude an agreement with a partner. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms. If we are not able to enter into a collaboration on terms that are favorable to us, we may be unable to undertake and fund product development, clinical trials, manufacturing and/or marketing activities at our own expense, which would delay or otherwise impede the commercialization of AFREZZA.
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
•	safety and efficacy results for AFREZZA obtained in our nonclinical and previous clinical testing may be inconclusive or may not be predictive of results that we may obtain in our Affinity 1, Affinity 2 or other clinical trials or following long-term use, and we may as a result be forced to stop developing AFREZZA;
•	the data collected from clinical trials of AFREZZA or our other product candidates may not reach statistical significance or otherwise be sufficient to support FDA or other regulatory approval;

•	after reviewing test results, we or any potential collaborators may abandon projects that we previously believed were promising; and
•	our product candidates may not produce the desired effects or may result in adverse health effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.
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
     We obtain FDKP, the precursor raw material for AFREZZA, from a major multinational chemical manufacturer. We have completed a successful validation campaign of FDKP at commercial scale. We can also utilize our in-house chemical manufacturing plant for supplemental capacity. We believe our contract manufacturer has the capacity to supply our current clinical and future commercial requirements. We obtain our intended commercial AFREZZA inhaler and cartridges from a plastic molding company located in the United States.
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

     We use our Danbury facility to formulate AFREZZA, fill plastic cartridges with AFREZZA, blister package the cartridges, place the blister packs into foil bags and package three bags plus two inhalers and the package insert as units in 90-unit boxes (and single bag packs for trials). This facility has been qualified and undergone an inspection by the FDA in connection with our original NDA submission that sought approval of AFREZZA using the MedTone (model D) inhaler. We anticipate that our facility may need to undergo further inspection related to our ability to fill and package cartridges for the next-generation inhaler before we can be approved to manufacture commercially. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. If we engage a third-party manufacturer, we would need to transfer our technology to that third-party manufacturer and gain FDA approval, potentially causing delays in product delivery. In addition, our third-party manufacturer may not perform as agreed or may terminate its agreement with us.
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
We and certain of our executive officers and directors have been named as defendants in recently initiated securities class actions and a derivative lawsuit that could result in substantial costs and divert management’s attention.
     We are aware of lawsuits in which we, and certain of our executive officers, have been sued for alleged violations of federal securities laws related to alleged false and misleading statements regarding AFREZZA. We are also aware of a state derivative lawsuit that has been filed against certain of our directors and executive officers. We intend to engage in a vigorous defense of such litigation. If we are not successful in our defense of such litigation, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if such claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.
Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.
     We expect that at least for the foreseeable future, our manufacturing facility in Danbury, Connecticut will be the sole location for the manufacturing of AFREZZA. This facility and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. We depend on our facilities and on collaborators, contractors and vendors for the continued operation of our business, some of whom are located in Europe. Natural disasters or other catastrophic events, including interruptions in the supply of natural resources, political and governmental changes, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, volcanic eruptions, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. Even though we believe we carry commercially reasonable liability insurance and stage-appropriate business interruption insurance, and our contractors may carry liability insurance that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs and adversely affect, which may include stopping, our readiness for commercial production.
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
     During the construction of our expanded manufacturing facility, we completed the final stages of the soil cleanup plan in the third quarter of 2008, at a cost of approximately $2.25 million. We reached an agreement with the party responsible for their contribution to past clean-up costs and were reimbursed $1.625 million in July 2010. The responsible party has agreed to pay for or indemnify us for any future costs and expenses directly related to the final closure of the environmental remediation. If we are unable to collect these future costs and expenses, if any, from the responsible party, our business and results of operations may be harmed.
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
     The FDA has advised us that it will regulate AFREZZA as a “combination product” because of the complex nature of the system that includes the combination of a new drug (AFREZZA) and a new medical device (the inhaler used to administer the insulin). The FDA indicated that the review of our NDA for AFREZZA will involve several separate review groups of the FDA including: (1) the Metabolic and Endocrine Drug Products Division; (2) the Pulmonary Drug Products Division; and (3) the Center for Devices and Radiological Health, which reviews medical devices. The Metabolic and Endocrine Drug Products Division is the lead group and obtains consulting reviews from the other two FDA groups. We can make no assurances at this time about what impact FDA review by multiple groups will have on the approvability of our product or that we will obtain approval of the NDA in a timely manner or at all.
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
Our suppliers will be subject to FDA inspection before the agency approves an NDA for AFREZZA.
     When we are required to find a new or additional supplier of insulin, we will be required to evaluate the new supplier’s ability to provide insulin that meets regulatory requirements, including cGMP requirements as well as our specifications and quality requirements, which would require significant time and expense and could delay the manufacturing and future commercialization of AFREZZA. We also depend on suppliers for other materials that comprise AFREZZA, including our AFREZZA inhaler and cartridges. Each supplier must comply with relevant regulatory requirements including QSR, and is subject to inspection by the FDA. There can be no assurance, in the conduct of an inspection of any of our suppliers, that the agency would find that the supplier substantially complies with the QSR or cGMP requirements, where applicable. If we or any potential third-party manufacturer or supplier fails to comply with these requirements or comparable requirements in foreign countries, regulatory authorities may subject us to regulatory action, including criminal prosecutions, fines and suspension of the manufacture of our products.
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
     Although we own a number of domestic and foreign patents and patent applications relating to AFREZZA and cancer vaccine products under development, we have identified certain third-party patents having claims relating to pulmonary insulin delivery that may trigger an allegation of infringement upon the commercial manufacture and sale of AFREZZA, as well as third-party patents disclosing methods of use and compositions of matter related to cancer vaccines that also may trigger an allegation of infringement upon the commercial manufacture and sale of our cancer immunotherapy. If a court were to determine that our insulin products or cancer therapies were infringing any of these patent rights, we would have to establish with the court that these patents were invalid or unenforceable in order to avoid legal liability for infringement of these patents. However, proving patent invalidity or unenforceability can be difficult because issued patents are presumed valid. Therefore, in the event that we are unable to prevail in a non-infringement or invalidity action we will have to either acquire the third-party patents outright or seek a royalty-bearing license. Royalty-bearing licenses effectively increase production costs and therefore may materially affect product profitability. Furthermore, should the patent holder refuse to either assign or license us the infringed patents, it may be necessary to cease manufacturing the product entirely and/or design around the patents, if possible. In either event, our business would be harmed and our profitability could be materially adversely impacted.
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
     We have not selected trade names for some of our product candidates; therefore, we have not filed trademark registrations for all of our potential trade names for our product candidates in all jurisdictions, nor can we assure that we will be granted registration of those potential trade names for which we have filed. Although we intend to defend any opposition to our trademark registrations, no assurance can be given that any of our trademarks will be registered in the United States or elsewhere or that the use of any of our trademarks will confer a competitive advantage in the marketplace. Furthermore, even if we are successful in our trademark registrations, the FDA has its own process for drug nomenclature and its own views concerning appropriate proprietary names. It also has the power, even after granting market approval, to request a company to reconsider the name for a product because of evidence of confusion in the marketplace. We cannot assure you that the FDA or any other regulatory authority will approve of any of our trademarks or will not request reconsideration of one of our trademarks at some time in the future.
RISKS RELATED TO OUR COMMON STOCK
Our stock price is volatile.
     The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:

•	the progress and results of our clinical trials;
•	general economic, political or stock market conditions;
•	legislative developments;
•	announcements by us or our competitors concerning clinical trial results, acquisitions, strategic alliances, technological innovations, newly approved commercial products, product discontinuations, or other developments;
•	the availability of critical materials used in developing and manufacturing AFREZZA or other product candidates;
•	developments or disputes concerning our patents or proprietary rights;
•	the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals;
•	announcements by us concerning our financial condition or operating performance;
•	changes in securities analysts’ estimates of our financial condition or operating performance;
•	general market conditions and fluctuations for emerging growth and pharmaceutical market sectors;
•	the issuance and sale of our common stock pursuant to the Seaside purchase agreement and the Mann purchase agreement over the terms of these agreements;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	the status of litigation against us and certain of our executive officers and directors;
•	the existence of, and the issuance of shares of our common stock pursuant to, the share lending agreement and the short sales of our common stock effected in connection with the recently-completed sale of our 5.75% convertible notes due 2015; and
•	discussion of AFREZZA, our other product candidates, competitors’ products, or our stock price by the financial and scientific press, the healthcare community and online investor communities such as chat rooms. In particular, statements about us and our investigational products that appear on interactive websites that permit users to generate content anonymously or under a pseudonym may be difficult to verify and statements attributed to company officials may, in fact, have originated elsewhere.
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
     At December 31, 2010, Mr. Mann beneficially owned approximately 39.2% of our outstanding shares of capital stock. By virtue of his holdings, Mr. Mann may be able to continue to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.
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
     As of December 31, 2010, we had 127,793,178 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock may decline. Likewise the issuance of additional shares of our common stock upon the conversion of some or all of our senior convertible notes could adversely affect the trading price of our common stock. In addition, the existence of these notes may encourage short selling of our common stock by market participants. Furthermore, if we were to include in a company-initiated registration statement shares held by our stockholders pursuant to the exercise of their registration rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.
     On August 10, 2010, we entered into the Seaside purchase agreement and the Mann purchase agreement, which together provide for the sale and issuance by us of up to 36,400,000 shares of our common stock over a period of approximately 50 weeks. As of December 31, 2010, we issued and sold a total of 4,200,000 shares under these agreements. The future issuance of shares of our common stock pursuant to these two agreements, or the expectation that these issuances will occur, may further depress the price of our common stock.
     In addition, we will need to raise substantial additional capital in the future to fund our operations. If we raise additional funds by issuing equity securities or additional convertible debt, the market price of our common stock may decline and our existing stockholders may experience significant dilution.

We have reserved for future issuance substantially all of our authorized but unissued shares of common stock, which may impair our ability to conduct future financing and other transactions.
     Our certificate of incorporation currently authorizes us to issue up to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2010, we had a total of 72,206,822 shares of common stock that were authorized but unissued. We have reserved substantially all of our authorized but unissued shares for future issuance pursuant to outstanding equity awards, our equity plans, our 3.75% senior convertible notes due 2013, our 5.75% senior convertible notes due 2015 and the Seaside purchase agreement and Mann purchase agreement. As a result, our ability to issue shares of common stock other than pursuant to existing arrangements will be limited until such time, if ever, that we are able to amend our certificate of incorporation to further increase our authorized shares of common stock or shares currently reserved for issuance otherwise become available (for example, due to the termination of the underlying agreement to issue the shares).
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
     We own and occupy approximately 142,000 square feet of laboratory, office and warehouse space in Valencia, California. The facility contains our principal executive offices and houses our research and development laboratories for our cancer and other programs. We also use this facility to provide support for the development of our AFREZZA programs.
     We lease approximately 23,000 square feet of office space in Paramus, New Jersey pursuant to a lease that expires in May 2012.
Item 3. Legal Proceedings
     On November 23, 2010, John Arditi, our former Senior Director — GCP — Regulatory Affairs, filed a Demand for Arbitration against us and three employees — our Chief Scientific Officer, our Vice President — World Wide Regulatory Affairs, and our Chief Financial Officer — claiming that we terminated his employment in retaliation for his purported reporting of alleged unlawful practices in connection with our clinical trials. Mr. Arditi has asserted claims for violation of the New Jersey Conscientious Employee Protection Act, wrongful discharge, breach of contract, breach of the implied covenant of good faith and fair dealing, defamation and intentional infliction of emotional distress. Mr. Arditi is seeking, among other relief, compensatory and punitive damages and counsel fees, costs and interest. Before Mr. Arditi filed his arbitration demand, we had completed an internal investigation and retained an independent outside firm to conduct an independent investigation of Mr. Arditi’s claims. Neither investigation found any basis for his claims. We believe the allegations made by Mr. Arditi are without merit and we intend to defend against them vigorously.
     Following the receipt by us of the Complete Response letter from the FDA regarding the NDA for AFREZZA in January 2011 and the subsequent decline of the price of our common stock, several complaints were filed in the U.S. District Court for the Central District of California against us and certain of our officers and directors on behalf of certain purchasers of our common stock. The complaints include claims asserted under Sections 10(b) and 20(a) of the Exchange Act and have been brought as purported shareholder class actions. In general, the complaints allege that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding our business and prospects for AFREZZA, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. The complaints have been transferred to a single court and consolidated for all purposes. We expect the court to appoint a lead plaintiff and lead counsel and to order the lead plaintiff to file a consolidated complaint. We will vigorously defend against the claims advanced.
     In February 2011, a shareholder derivative complaint was filed in the Superior Court of California for the County of Los Angeles against our directors and certain of our officers. The complaints in the shareholder derivative action allege breaches of fiduciary duties by the defendants and other violations of law. In general, the complaint alleges that our directors and certain of our officers caused or allowed for the dissemination of materially false and misleading statements regarding our business and prospects for AFREZZA, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief, including reforms to our corporate governance and internal procedures. We will vigorously defend against the claims advanced.
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

	High	Low
Year ended December 31, 2009
First quarter	$4.09	$2.00
Second quarter	$9.25	$3.35
Third quarter	$12.30	$6.62
Fourth quarter	$9.94	$5.02

Year ended December 31, 2010
First quarter	$11.12	$6.35
Second quarter	$7.33	$4.76
Third quarter	$7.36	$5.50
Fourth quarter	$9.23	$5.07
     The closing sales price of our common stock on the Nasdaq Global Market was $3.86 on February 18, 2011 and there were 192 registered holders of record as of that date.
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
     Assumes a $100 investment, on December 31, 2005, in (i) our common stock, (ii) the securities comprising the Nasdaq Composite Index and (iii) the securities comprising the Nasdaq Biotechnology Index.
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
Recent Sales of Unregistered Securities
     The following list sets forth information regarding all securities sold by us during the fiscal year ended December 31, 2010 without registration under the Securities Act:
(1) On October 20, 2010, we issued 700,000 shares of our common stock to The Mann Group, an entity controlled by our principal stockholder.
(2) On December 15, 2010, we issued 700,000 shares of our common stock to The Mann Group.
(3) On December 29, 2010, we issued 700,000 shares of our common stock to The Mann Group.
     The aggregate purchase price of the above transactions was approximately $16.7 million, which was paid by cancelling an equal amount of the outstanding principal under an existing $350.0 million revolving loan arrangement provided by The Mann Group. The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and/or Rule 506 of Regulation D in that the issuance of securities to the accredited investors did not involve a public offering. The Mann Group was an accredited investor under Rule 501 of Regulation D. The Mann Group acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions.
Item 6. Selected Financial Data
     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
Statement of Operations Data:	2006	2007	2008	2009	2010
	(In thousands, except per share amounts)
Revenue	$100	$10	$20	$—	$93

Operating expenses:
Research and development	191,796	256,844	250,442	156,331	112,279
General and administrative	42,001	50,523	55,343	53,447	40,312

Total operating expenses	233,797	307,367	305,785	209,778	152,591

Loss from operations	(233,697)	(307,357)	(305,765)	(209,778)	(152,498)
Other income (expense)	208	(197)	(62)	51	(725)
Interest expense on note payable to principal stockholder	(1,511)	—	(12)	(5,679)	(10,249)
Interest expense on senior convertible notes	(222)	(3,408)	(2,327)	(4,768)	(7,128)
Interest income	4,679	17,775	5,129	70	40

Loss before provision for income taxes	(230,543)	(293,187)	(303,037)	(220,104)	(170,560)
Income taxes	(5)	(3)	(2)	—	—

Net loss applicable to common stockholders	$(230,548)	$(293,190)	$(303,039)	$(220,104)	$(170,560)

Basic and diluted net loss per share	$(4.52)	$(3.66)	$(2.98)	$(2.07)	$(1.50)

Shares used to compute basic and diluted net loss per share	50,970	80,038	101,561	106,534	113,672

	December 31,
Balance Sheet Data:	2006	2007	2008	2009	2010
	(In thousands)
Cash, cash equivalents and marketable securities	$436,479	$368,285	$46,492	$32,494	$70,431
Working capital	404,588	311,154	503	8,813	55,820
Total assets	539,737	543,443	282,459	247,397	277,256
Other liabilities	24	24	—	—	—
Senior convertible notes	111,267	111,761	112,253	112,765	209,335
Note payable to related party	—	—	30,000	165,000	235,319
Deficit accumulated during the development stage	(787,849)	(1,081,039)	(1,384,078)	(1,604,182)	(1,774,742)
Total stockholders’ equity (deficit)	383,487	364,100	86,734	(59,221)	(185,532)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.
OVERVIEW
     We are a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes and cancer. Our lead product candidate, AFREZZA (insulin human [rDNA origin]) Inhalation Powder, is an ultra rapid-acting insulin therapy that is in late-stage clinical investigation for the treatment of adults with type 1 or type 2 diabetes for the control of hyperglycemia.
     We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of December 31, 2010, we have incurred a cumulative net loss of $1.8 billion and a stockholders’ deficit of $185.5 million. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities and convertible debt securities and borrowings under a loan arrangement provided by our principal stockholder. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding in the future, there will be substantial doubt about our ability to continue as a going concern.
     We have held extensive discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for AFREZZA. We cannot predict when, if ever, we could conclude an agreement with a partner. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms, if at all.
     We do not expect to record sales of any product prior to regulatory approval and commercialization of AFREZZA. We currently do not have the required approvals to market any of our product candidates, and we may not receive such approvals. We may not be profitable even if we succeed in commercializing any of our product candidates. We expect to make substantial expenditures and to incur additional operating losses as we:
•	continue the clinical development of AFREZZA for the treatment of diabetes;

•	seek regulatory approval to sell AFREZZA in the United States and other markets; and

•	pursue development and commercialization collaborations with other companies, if available on commercially reasonable terms.
     Our business is subject to significant risks, including but not limited to the risks inherent in our ongoing clinical trials and the regulatory approval process, the results of our research and development efforts, competition from other products and technologies and uncertainties associated with obtaining and enforcing patent rights.
RESEARCH AND DEVELOPMENT EXPENSES
     Our research and development expenses consist mainly of costs associated with the clinical trials of our product candidates that have not yet received regulatory approval for marketing and for which no alternative future use has been identified. This includes the salaries, benefits and stock-based compensation of research and development personnel, raw materials, such as insulin purchases, laboratory supplies and materials, facility costs, costs for consultants and related contract research, licensing fees, and depreciation of laboratory equipment. We track research and development costs by the type of cost incurred. We partially offset research and development expenses with the recognition of estimated amounts receivable from the State of Connecticut pursuant to a program under which we can exchange qualified research and development income tax credits for cash. Included in research and development expenses for the year ended December 31, 2010 were purchases of insulin totaling $16.3 million.
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
     At this time, due to the risks inherent in the clinical trial process and given the early stage of development of our product candidates other than AFREZZA, we are unable to estimate with any certainty the costs that we will incur in the continued development of our product candidates for commercialization. The costs required to complete the development of AFREZZA will be largely dependent on the cost and efficiency of our clinical trial operations and discussions with the FDA regarding its requirements.
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
Impairment of long-lived assets
     Assessing long-lived assets for impairment requires us to make assumptions and judgments regarding the carrying value of these assets. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of the following events or changes in circumstances:
•	significant changes in our strategic business objectives and utilization of the assets;

•	a determination that the carrying value of such assets cannot be recovered through undiscounted cash flows;

•	loss of legal ownership or title to the assets;

•	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; or

•	the impact of significant negative industry or economic trends.
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
Stock-based compensation
     We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718 (“ASC 718”) Compensation- Stock Compensation, previously FASB Statement No. 123R, Accounting for Stock-Based Compensation. ASC 718 requires all share-based payments to employees, including grants of stock options, restricted stock units, performance-based awards and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon the fair value of the awards at the grant date. We use the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options and the compensatory elements of employee stock purchase plans. Restricted stock units are valued based on the market price on the grant date. We evaluate stock awards with performance conditions as to the probability that the performance conditions will be met and estimate the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.
Accounting for income taxes
     We must make management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2010, we have established a valuation allowance of $633.9 million against all of our net deferred tax asset balance, due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.
RESULTS OF OPERATIONS
Years ended December 31, 2010 and 2009
Revenues
     During the year ended December 31, 2010 we recognized $93,000 in revenue, and during the year ended December 31, 2009, we recognized no revenue under a license agreement. We do not anticipate sales of any product prior to regulatory approval and commercialization of AFREZZA.
Research and Development Expenses
     The following table provides a comparison of the research and development expense categories for the years ended December 31, 2010 and 2009 (dollars in thousands):

	Year Ended
	December 31,
	2010	2009	$ Change	% Change
Clinical	$23,558	$44,163	$(20,605)	(47)%
Manufacturing	67,146	82,116	(14,970)	(18)%
Research	14,034	19,259	(5,225)	(27)%
Research and development tax credit	(385)	(1,322)	937	(71)%
Stock-based compensation expense	7,926	12,115	(4,189)	(35)%

Research and development expenses	$112,279	$156,331	$(44,052)	(28)%
     The decrease in research and development expenses for the year ended December 31, 2010, as compared to the year ended December 31, 2009, was primarily due to decreased costs associated with the clinical development of AFREZZA, including decreased raw material purchases and clinical supplies costs, offset by a loss on disposal of approximately $12.8 million in manufacturing expense related to the abandonment of MedTone specific assets, which would no longer be used as we pursue the commercialization of the next-generation device in 2010, reduced salary-related and other research costs as a result of a reduction in force that we implemented in April 2009 and decreased stock-based compensation expense related to reduced number of restricted stock units vesting in 2010 as compared to 2009. We anticipate that our research and development expenses will increase in 2011 as a result of costs associated with the clinical studies and other development activities in our effort to address the FDA’s requests in the Complete Response letter received on January 18, 2011.
     The research and development tax credit recognized for the years ended December 31, 2010 and 2009 partially offsets our research and development expenses. The State of Connecticut provides an opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development credits. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. During the years ended December 31, 2010 and 2009, research and development expenses were offset by $0.4 million and $1.3 million, respectively, in connection with the program. The decrease in the offset of research and development expenses resulted from reduced spending in Connecticut.
General and Administrative Expenses
     The following table provides a comparison of the general and administrative expense categories for the years ended December 31, 2010 and 2009 (dollars in thousands):

	Year Ended
	December 31,
	2010	2009	$ Change	% Change
Salaries, employee related and other general expenses	$34,658	$45,343	$(10,685)	(24)%
Stock-based compensation expense	5,654	8,104	(2,450)	(30)%

General and administrative expenses	$40,312	$53,447	$(13,135)	(25)%
     The decrease in general and administrative expenses for the year ended December 31, 2010, as compared to the year ended December 31, 2009, was primarily due to decreased salary related costs resulting from the April 2009 reduction in force as well as non-recurrence of costs related to the Pfizer transaction during the first half of 2009 and decreased professional fees related to market studies conducted in 2009. Additionally, stock-based compensation expense decreased as a result of reduced number of restricted stock units vesting in 2010 as compared to 2009. We expect general and administrative expenses to decrease in 2011 as a result of the reduction of force implemented in February 2011.
Other Income (Expense)
     Other expense for the year ended December 31, 2010 increased, as compared to the year ended December 31, 2009, as we recognized a $0.6 million other-than-temporary impairment loss on our common stock investment due to the length of time and the extent to which the fair value has been less than the amortized cost basis. In addition, we recorded a loss of $1.6 million on the execution of quarterly window forward contracts, offset by a reimbursement of $1.6 million received in connection with a soil cleanup plan.

Interest Income and Expense
     Interest expense for the year ended December 31, 2010 increased due to the convertible notes issued in August 2010 and related amortization of the debt issuance costs. Interest expense for the year ended December 31, 2010 also included interest related to additional amounts borrowed under the loan agreement with our principal stockholder.
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
     The decrease in research and development expenses for the year ended December 31, 2009, as compared to the year ended December 31, 2008, was primarily due to decreased costs associated with the clinical development of AFREZZA as we completed our pivotal AFREZZA trials during 2008, including decreased raw material purchases and clinical supplies costs, offset by a loss on disposal of approximately $12.8 million in manufacturing expense related to the abandonment of MedTone specific assets. The decrease in research expenses reflects reduced salary-related and other research costs as a result of a reduction in force that we implemented in April 2009.
     The research and development tax credit recognized for the years ended December 31, 2009 and 2008 partially offsets our research and development expenses. The State of Connecticut provides an opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development credits. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. During the years ended December 31, 2009 and 2008, research and development expenses were offset by $1.3 million and $1.8 million, respectively, in connection with Connecticut’s income tax credit carryforward exchange program.
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

     The decrease in general and administrative expenses for the year ended December 31, 2009, as compared to the year ended December 31, 2008, was primarily due to decreased stock compensation expense and the purchase of patents from Emisphere Technologies, Inc. during the first quarter of 2008, offset by increased professional fees related to the transaction with Pfizer during the second quarter of 2009 and partnership efforts during the third quarter of 2009.
Interest Income and Expense
     Interest income for the year ended December 31, 2009 decreased $5.1 million as compared to the year ended December 31, 2008 primarily due to lower cash and cash equivalent balances as we used cash to fund operating and capital expenditures. Interest expense for the year ended December 31, 2008 and 2009 related to the convertible notes issued in December 2006 and amortization of the debt issuance costs, partially offset by capitalized interest related to construction in progress. Interest expense for the year ended December 31, 2009 also included interest related to amounts borrowed under the loan agreement with our principal stockholder in December 2008.
LIQUIDITY AND CAPITAL RESOURCES
     We have funded our operations primarily through the sale of equity securities and convertible debt securities and borrowings under our loan arrangement with our principal stockholder.
     In October 2007, we entered into a loan arrangement with our principal stockholder allowing us to borrow up to a total of $350.0 million. In February 2009, as a result of our principal stockholder being licensed as a finance lender under the California Finance Lenders Law, the promissory note underlying the loan arrangement was revised to reflect the lender as The Mann Group LLC, an entity controlled by our principal stockholder. Interest will accrue on each outstanding advance at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum and is payable quarterly in arrears. In August 2010, we amended and restated the existing promissory note evidencing the loan arrangement with The Mann Group to extend the maturity date from December 31, 2011 to December 31, 2012. Under the amended and restated promissory note, The Mann Group can require us to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If The Mann Group exercises this right, we will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances. In August 2010, we entered into a letter agreement confirming a previous commitment by The Mann Group to not require us to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require us to use our working capital resources, including the proceeds from the sale of our 5.75% Senior Convertible Notes due 2015. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at the lender’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the loan arrangement are unsecured. The loan arrangement contains no financial covenants. As of December 31, 2010, the amount borrowed and outstanding under the arrangement was $235.3 million and we had $98.0 million of available borrowings under the arrangement.
     In August 2010, Seaside and we entered into a common stock purchase agreement, or the Seaside purchase agreement. The Seaside purchase agreement requires us to issue and sell, and Seaside to buy, up to 18,200,000 shares of our common stock in installments of 700,000 shares once every 14 days, subject to the satisfaction of certain closing conditions at each closing, beginning on September 22, 2010 and ending approximately 50 weeks after the initial closing. The price of the shares that we sell to Seaside is at an 8% discount to the volume weighted average trading price for our common stock for the ten consecutive trading days immediately preceding each closing date. For a particular closing to take place, the ten-day volume weighted average trading price for our common stock immediately prior to such closing must be at least $6.50 per share. If the ten-day volume weighted average trading price for a particular closing is below $6.50 per share, then that closing will not occur and the aggregate number of shares to be purchased will be reduced by 700,000 shares. Seaside also has the right not to complete a purchase of shares at a closing if it would cause Seaside’s beneficial ownership of our common stock, calculated in accordance with Rule 13d-3 under the Exchange Act to exceed 10% of our outstanding common stock immediately after such subsequent closing. Seaside has agreed not to engage in short sales of our common stock during the term of the Seaside purchase agreement and agreed that it will not sell more than 10% of the total number of shares of common stock traded on any trading day. In August 2010, we entered into an agreement with Omni Capital Corporation to pay that firm a finder’s fee in an amount equal to 1% of the aggregate value of all cash invested by Seaside under the Seaside purchase agreement. As of December 31, 2010, a total of 2.1 million shares had been sold to Seaside under the Seaside purchase agreement.
     In conjunction with the Seaside agreement, in August 2010, The Mann Group and we entered into a common stock purchase agreement, or the Mann purchase agreement. Under the Mann purchase agreement, we are required to issue and sell, and The Mann Group is obligated to purchase, the same number of shares of our common stock that Seaside purchases on each closing date under the Seaside purchase agreement. The price of the shares that we issue and sell to The Mann Group is equal to the greater of $7.15 per share (the closing bid price of our common stock on August 10, 2010) and the closing bid price of our common stock on the trading day immediately preceding the applicable closing date. The aggregate purchase price for the shares of common stock we issue and sell to The Mann Group is paid by cancelling an equal amount of the outstanding principal under the $350.0 million revolving loan arrangement provided by The Mann Group. To the extent that the outstanding principal amount owed under the loan arrangement is insufficient to pay the full purchase price for the shares of common stock to be acquired, The Mann Group will be obligated to pay cash for the balance of the shares of common stock it is obligated to purchase under the Mann purchase agreement. The Mann purchase agreement will terminate on the day following the final closing under the Seaside purchase agreement or upon termination of the Seaside purchase agreement. As of December 31, 2010, a total of 2.1 million shares had been issued to The Mann Group under the Mann purchase agreement, which were paid for by the cancellation of outstanding principal under the loan arrangement.
     In August 2010, we completed a Rule 144A offering of $100.0 million aggregate principal amount of 5.75% Senior Convertible Notes due 2015. The net proceeds to us from the sale of the notes were approximately $95.8 million, after deducting the discount to the initial purchasers of $3.3 million and the offering expenses paid by us. We intend to use the net proceeds from the sale of the notes to fund the costs of our clinical trials programs and other research and development activities, to expand our manufacturing operations, both on-going and planned, and for general corporate purposes, including working capital.
     In connection with the offering of the notes, in August 2010, we entered into a share lending agreement with Bank of America, pursuant to which we lent 9,000,000 shares of our common stock to Bank of America, which is obligated to return the borrowed shares (or, in certain circumstances, the cash value thereof) to us on or about the 45th business day following the date as of which the entire principal amount of the notes ceases to be outstanding, subject to extension or acceleration in certain circumstances or early termination at Bank of America’s option.
     Also in August 2010, we entered into an underwriting agreement with Merrill Lynch and Bank of America, pursuant to which the borrowed shares were offered and sold to the public at a fixed price of $5.55 per share. We did not receive any proceeds from the sale of the borrowed shares to the public, but received a lending fee of $90,000 pursuant to the share lending agreement for the use by Bank of America of the borrowed shares. Bank of America received all of the net proceeds from the sale of the borrowed shares to the public.
     During the year ended December 31, 2010, we used $148.7 million of cash for our operations compared to using $184.1 million for our operations in the year ended December 31, 2009. We had a net loss of $170.6 million for the year ended December 31, 2010, of which $30.9 million consisted of non-cash charges such as depreciation and amortization, and stock-based compensation. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of AFREZZA.

     We used $11.7 million of cash in investing activities during the year ended December 31, 2010, compared to $3.1 million for the year ended December 31, 2009. For the years ended December 31, 2010 and 2009, $9.5 million and $18.9 million, respectively, were used to purchase machinery and equipment to expand our manufacturing operations and our quality systems that support clinical trials for AFREZZA.
     Our financing activities generated $196.4 million of cash for the year ended December 31, 2010, compared to $189.5 million for the same period in 2009. For the year ended December 31, 2010, cash from financing activities was primarily from a senior convertible notes offering completed in August 2010, related party borrowings and the sale of common stock to Seaside during the fourth quarter of 2010 as well as the exercise of stock options.
     As of December 31, 2010, we had $70.4 million in cash, cash equivalents and marketable securities (including $4.2 million of certificates of deposit held as collateral for foreign exchange hedging instruments). Although we believe our existing cash resources, including the $98.0 million remaining available under our loan arrangement with The Mann Group will be sufficient to fund our anticipated cash requirements through the fourth quarter of 2011, we will require significant additional financing in the future to fund our operations and if we are unable to do so, there will be substantial doubt about our ability to continue as a going concern. Accordingly, we expect that we will need to raise additional capital, either through the sale of equity or debt securities, the entry into a strategic business collaboration with a pharmaceutical or biotechnology company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, or an increase in the borrowings available under the loan arrangement with our related party, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities.
     We intend to use our capital resources to continue the development and commercialization of AFREZZA, if approved. In addition, portions of our capital resources will be devoted to expanding our other product development programs for the treatment of different types of cancers. We are expending a portion of our capital to scale up our manufacturing capabilities in our Danbury facilities. We also intend to use our capital resources for general corporate purposes.
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

Off-Balance Sheet Arrangements
     As of December 31, 2010, we did not have any off-balance sheet arrangements.
COMMITMENTS AND CONTINGENCIES
     Our contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payments. Accordingly, the table below excludes contractual obligations relating to milestone and royalty payments due to third parties, all of which are contingent upon certain future events. The expected timing of payment of the obligations presented below is estimated based on current information. Future payments relate to operating lease obligations (including facility leases executed in May 2010 and November 2010), the senior convertible notes, and open purchase order and supply commitments consisted of the following at December 31, 2010 (in thousands):

	Payments Due in
	Less Than			More Than
Contractual Obligations	One Year	1-3 Years	3-5 Years	5 Years	Total
Open purchase order and supply commitments(1)	$42,202	$57,971	$1,281	$—	$101,454
Senior convertible notes(2)	10,059	135,432	111,660	—	257,151
Note payable to principal stockholder(3)	10,607	248,600	—	—	259,207
Operating lease obligations	626	285	—	—	911

Total contractual obligations	$63,494	$442,288	$112,941	$—	$618,723

(1)	The amounts included in open purchase order and supply commitments are subject to performance under the purchase order or contract by the supplier of the goods or services and do not become our obligation until such performance is rendered. The amount shown is principally for the purchase of materials for our clinical trials, the acquisition of manufacturing equipment, and commitments related to the expansion of our manufacturing plant and the purchase of raw materials under long-term supply agreements (including the Organon arrangement prior to termination). On February 8, 2011, we gave written notice to Organon to terminate the supply agreement, effective March 10, 2011. Pursuant to the terms of the supply agreement, we will be required to pay Organon a termination fee if Organon is unable to sell certain quantities of insulin to other parties under commercially viable terms within 12 months after termination. While we cannot determine at this time the amount of the termination fee, if any, that we may have to pay to Organon, we estimate that the maximum amount of the termination fee is approximately $40.1 million based on the applicable exchange rate and purchase price as of February 9, 2011 which is not included in the obligations above.

(2)	The senior convertible notes obligations include the Senior Notes due 2013 and the Senior Notes due 2015. The amounts include future interest payments at fixed rates of 3.75% and 5.75%, respectively, and payment of the notes in full upon maturity in 2013 and 2015, respectively.

(3)	The obligation for the note payable to the principal stockholder includes future principal and interest payments related to the $235.3 million of borrowings as of December 31, 2010. Interest is paid based on a fixed rate equal to the one-year LIBOR rate on the date of advance plus 3% and the principal payment is due on December 31, 2012.
RELATED PARTY TRANSACTIONS
     For a description of our related party transactions see Note 16 — Related Party Transactions in the notes to our financial statements.
RECENT ACCOUNTING PRONOUNCEMENTS
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures About Fair Value Measurements. ASU No. 2010-06 requires separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and reasons for the transfers and separate presentation of information about purchases, sales, issuances, and settlements in the reconciliation for Level 3 fair value measurements. Additionally, ASU No. 2010-06 clarifies existing disclosures regarding level of disaggregation and inputs and valuation techniques. The new disclosures and clarifications of existing disclosures under ASU No. 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted the disclosure requirements of significant transfers in an out of Level 1 and Level 2 fair value measurements. We do not expect the adoption of the Level 3 disclosure requirements to have a material effect on our consolidated financial statements.
     On April 29, 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone, which requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. The scope of ASU No. 2010-17 is limited to research and development arrangements. The ASU is effective for fiscal years beginning on or after June 15, 2010, and interim periods within those years. Early adoption is permitted. Adoption of this guidance is expected to have a significant effect on the accounting for certain future revenue arrangements (principally research and development partnership arrangements) should we enter into such arrangements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk related to changes in interest rates impacting our short-term investment portfolio as well as the interest rate on our credit facility with an entity controlled by our principal stockholder. The interest rate on our credit facility with our principal stockholder is a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum. Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments is entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments at December 31, 2010 are comprised mainly of certificates of deposit and a common stock investment. We have entered into a foreign exchange hedging transaction as part of our risk management program. We continue to utilize our $350.0 million credit facility to fund operations. As of December 31, 2010, the amount borrowed and outstanding under the credit facility was $235.3 million. The interest rate is fixed at the time of the draw. If interest rates were to increase from levels at December 31, 2010 we could experience a higher level of interest expense than assumed in our current operating plan.
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
     Our chief executive officer and chief financial officer performed an evaluation under the supervision and with the participation of our management, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2010. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this 2010 Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2010, which is included herein.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the three month period ended December 31, 2010 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of MannKind Corporation
Valencia, California
     We have audited the internal control over financial reporting of MannKind Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 16, 2011 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 16, 2011

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
     Additional information required by this Item is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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
Item 11. Executive Compensation
     The information under the caption “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in the Proxy Statement is incorporated herein by this reference.
Item 13. Certain Relationships, Related Transactions and Director Independence
     The information under the caption “Certain Transactions” and “Corporate Governance Principles and Board and Committee Matters” in the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
     The information under the caption “Principal Accounting Fees and Services” and “Pre-Approval Policies and Procedures” in the Proxy Statement is incorporated herein by reference.
     With the exception of the information specifically incorporated by reference from the Proxy Statement in this Annual Report on Form 10-K, the Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions “Report of the Audit Committee of the Board of Directors” and “Compensation Committee Report” in the Proxy Statement is not incorporated by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:
     (1)(2) Financial Statements and Financial Statement Schedules. The following Financial Statements of MannKind Corporation, Financial Statement Schedules and Report of Independent Registered Public Accounting Firm are included in a separate section of this report beginning on page 64:
     All financial statement schedules have been omitted because the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.
     (3) Exhibits. The exhibits listed under Item 15(b) hereof are filed or furnished with, or incorporated by reference into, this Annual Report on Form 10-K. Each management contract or compensatory plan or arrangement is identified separately in Item 15(b) hereof.
     (b) Exhibits. The following exhibits are filed or furnished as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Index

Exhibit
Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.
3.3(17)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.
3.4(9)	Amended and Restated Bylaws.
4.1(10)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated November 1, 2006.
4.2(3)	First Supplemental Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated December 12, 2006.
4.3(3)	Form of 3.75% Senior Convertible Note due 2013.
4.4(1)	Form of common stock certificate.
4.5(1)	Registration Rights Agreement, dated October 15, 1998 by and among CTL ImmunoTherapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended.
4.6(19)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated August 24, 2010.
4.7(19)	Form of 5.75% Senior Convertible Note due 2015.
10.1(15)	Promissory Note made by MannKind in favor of The Mann Group LLC dated February 26, 2009.
10.2(18)	Amended and Restated Promissory Note made by MannKind in favor of The Mann Group LLC, dated August 10, 2010.
10.3(19)	Letter Agreement, dated August 18, 2010, related to Amended and Restated Promissory Note made by MannKind in favor of The Mann Group LLC, dated August 10, 2010.
10.4(12)	Agreement, dated September 13, 2006, between MannKind and Torcon, Inc.
10.5(2)	Securities Purchase Agreement, dated August 2, 2005 by and among MannKind and the purchasers listed on Exhibit A thereto.
10.6**(4)	Supply Agreement, dated December 31, 2004, between MannKind and Vaupell, Inc.
10.7*(1)	Form of Indemnity Agreement entered into between MannKind and each of its directors and officers.
10.8*(8)	Description of Officers’ Incentive Program.
10.9*(5)	Description of 2006 executive officer salaries.
10.10*(5)	Description of 2006 non-employee director compensation.
10.11*(11)	Executive Severance Agreement, dated October 10, 2007, between MannKind and Hakan Edstrom.
10.12*(11)	Executive Severance Agreement, dated October 10, 2007, between MannKind and David Thomson.
10.13*(11)	Executive Severance Agreement, dated October 10, 2007, between MannKind and Peter Richardson.
10.14*(11)	Executive Severance Agreement, dated October 10, 2007, between MannKind and Juergen Martens.
10.15*(11)	Executive Severance Agreement, dated October 10, 2007, between MannKind and Diane Palumbo.
10.16*(11)	Executive Severance Agreement, dated April 21, 2008, between MannKind and Matthew J. Pfeffer.
10.17*(11)	Change of Control Agreement, dated October 10, 2007, between MannKind and Hakan Edstrom.
10.18*(11)	Change of Control Agreement, dated October 10, 2007, between MannKind and David Thomson.
10.19*(11)	Change of Control Agreement, dated October 10, 2007, between MannKind and Peter Richardson.
10.20*(11)	Change of Control Agreement, dated October 10, 2007, between MannKind and Juergen Martens.
10.21*(11)	Change of Control Agreement, dated October 10, 2007, between MannKind and Diane Palumbo.
10.22*(11)	Change of Control Agreement, dated April 21, 2008, between MannKind and Matthew J. Pfeffer.
10.23*(13)	Agreement dated December 20, 2007, between MannKind and Richard L. Anderson.
10.24*(7)	2004 Equity Incentive Plan, as amended.
10.25*(1)	Form of Stock Option Agreement under the 2004 Equity Incentive Plan.
10.26*(6)	Form of Phantom Stock Award Agreement under the 2004 Equity Incentive Plan.
10.27*(8)	2004 Non-Employee Directors’ Stock Option Plan and form of stock option agreement there under.
10.28*(1)	2004 Employee Stock Purchase Plan and form of offering document there under.
10.29*(1)	Pharmaceutical Discovery Corporation 1991 Stock Option Plan.
10.30*(1)	Pharmaceutical Discovery Corporation 1999 Stock Plan and form of stock option plan there under.
10.31*(1)	AlleCure Corp. 2000 Stock Option and Stock Plan.
10.32*(1)	CTL Immunotherapies Corp. 2000 Stock Option and Stock Plan.
10.33*(1)	2001 Stock Awards Plan.
10.34**(16)	Supply Agreement, dated November 16, 2007, between MannKind and N.V. Organon.
10.35**(14)	Insulin Maintenance and Call-Option Agreement, dated June 19, 2009, by and among Pfizer Manufacturing Frankfurt GmbH, Pfizer Inc. and MannKind.
10.36(19)	Purchase Agreement, dated August 18, 2010, by and between MannKind and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative for the initial purchasers named therein.

Exhibit
Number	Description of Document
10.37(19)	Share Lending Agreement, dated August 18, 2010, by and between MannKind and Bank of America, N.A.
10.38(18)	Common Stock Purchase Agreement, dated August 10, 2010, by and between MannKind and Seaside 88, LP.
10.39(18)	Letter Agreement, dated August 10, 2010, by and between MannKind and Omni Capital Corporation.
10.40(18)	Common Stock Purchase Agreement, dated August 10, 2010, by and between MannKind and The Mann Group LLC.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

*	Indicates management contract or compensatory plan.

**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020) filed with the SEC on April 30, 2004, as amended.

(2)	Incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865) filed with the SEC on August 5, 2005.

(3)	Incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865) filed with the SEC on December 12, 2006.

(4)	Incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865) filed with the SEC on February 23, 2005.

(5)	Incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865) filed with the SEC on February 22, 2006.

(6)	Incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865) filed with the SEC on December 14, 2005.

(7)	Incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865) filed with the SEC on June 9, 2009.

(8)	Incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865) filed with the SEC on March 16, 2006.

(9)	Incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865) filed with the SEC on November 19, 2007.

(10)	Incorporated by reference to MannKind’s Registration Statement on Form S-3 (File No. 333-138373) filed with the SEC on November 2, 2006.

(11)	Incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 16, 2007.

(12)	Incorporated by reference to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865) filed with the SEC on August 9, 2007.

(13)	Incorporated by reference to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865) filed with the SEC on December 20, 2007.

(14)	Incorporated by reference to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865) filed with the SEC on May 4, 2009.

(15)	Incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865) filed with the SEC on February 27, 2009.

(16)	Incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865) filed with the SEC on March 14, 2008.

(17)	Incorporated by reference to MannKind’s Quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 2, 2010.

(18)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on August 11, 2010.

(19)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on August 24, 2010.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mannkind Corporation
By:	/s/ Alfred E. Mann
Alfred E. Mann
Chief Executive Officer

Dated: March 16, 2011
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

Signature	Title	Date

/s/ Alfred E. Mann Alfred E. Mann	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 16, 2011

/s/ Hakan S. Edstrom Hakan S. Edstrom	President, Chief Operating Officer and Director	March 16, 2011

/s/ Matthew J. Pfeffer Matthew J. Pfeffer	Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2011

/s/ A. E. Cohen A. E. Cohen	Director	March 16, 2011

/s/ Ronald J. Consiglio Ronald J. Consiglio	Director	March 16, 2011

/s/ Michael Friedman Michael Friedman, M.D.	Director	March 16, 2011

/s/ Kent Kresa Kent Kresa	Director	March 16, 2011

/s/ David H. MacCallum David H. MacCallum	Director	March 16, 2011

/s/ Henry L. Nordhoff Henry L. Nordhoff	Director	March 16, 2011

/s/ James S. Shannon James S. Shannon, M.D., MRCP(UK)	Director	March 16, 2011

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of MannKind Corporation
Valencia, California
     We have audited the accompanying consolidated balance sheets of MannKind Corporation and subsidiaries (a development stage company) (the “Company”) as of December 31, 2009 and 2010 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010 and for the period from February 14, 1991 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
     In our opinion, such financial statements present fairly, in all material respects, the financial position of MannKind Corporation and subsidiaries as of December 31, 2009 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 and for the period from February 14, 1991 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 16, 2011

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2010
	(In thousands, except
	share data)
ASSETS

Current assets:
Cash and cash equivalents	$30,019	$66,061
Marketable securities	2,475	4,370
State research and development credit exchange receivable — current	1,500	674
Prepaid expenses and other current assets	3,672	2,849

Total current assets	37,666	73,954
Property and equipment — net	208,229	202,356
State research and development credit exchange receivable — net of current portion	918	629
Other assets	584	317

Total	$247,397	$277,256

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$6,519	$3,294
Accrued expenses and other current liabilities	22,334	14,840

Total current liabilities	28,853	18,134
Senior convertible notes	112,765	209,335
Note payable to related party	165,000	235,319

Total liabilities	306,618	462,788

Commitments and contingencies Stockholders’ deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2009 and 2010	—	—
Common stock, $0.01 par value —150,000,000 and 200,000,000 shares authorized at December 31, 2009 and 2010, respectively; 113,025,291 and 127,793,178 shares issued and outstanding at December 31, 2009 and 2010, respectively	1,130	1,278
Additional paid-in capital	1,544,112	1,587,858
Accumulated other comprehensive income (loss)	(281)	74
Deficit accumulated during the development stage	(1,604,182)	(1,774,742)

Total stockholders’ deficit	(59,221)	(185,532)

Total	$247,397	$277,256

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				Cumulative
				Period from
				February 14,
				1991 (Date of
				Inception) to
	Year Ended December 31,			December 31,
	2008	2009	2010	2010
	(In thousands, except per share data)
Revenue	$20	$—	$93	$3,081

Operating expenses:
Research and development	250,442	156,331	112,279	1,266,092
General and administrative	55,343	53,447	40,312	339,601
In-process research and development costs	—	—	—	19,726
Goodwill impairment	—	—	—	151,428

Total operating expenses	305,785	209,778	152,591	1,776,847

Loss from operations	(305,765)	(209,778)	(152,498)	(1,773,766)
Other income (expense)	(62)	51	(725)	(2,617)
Interest expense on note payable to related party	(12)	(5,679)	(10,249)	(17,451)
Interest expense on senior convertible notes	(2,327)	(4,768)	(7,128)	(17,853)
Interest income	5,129	70	40	36,971

Loss before provision for income taxes	(303,037)	(220,104)	(170,560)	(1,774,716)
Income taxes	(2)	—	—	(26)

Net loss	(303,039)	(220,104)	(170,560)	(1,774,742)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	—	(952)

Net loss applicable to common stockholders	$(303,039)	$(220,104)	$(170,560)	$(1,797,954)

Net loss per share applicable to common stockholders — basic and diluted	$(2.98)	$(2.07)	$(1.50)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	101,561	106,534	113,672

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Series C
					Series C	Convertible							Deficit
	Series B		Series C		Convertible	Preferred				Notes	Notes		Accumulated
	Convertible		Convertible		Preferred	Stock			Additional	Receivable	Receivable	Other	During the
	Preferred Stock		Preferred Stock		Stock	Subscriptions	Common Stock		Paid-In	from	from	Comprehensive	Development
(In thousands)	Shares	Amount	Shares	Amount	Issuable	Receivable	Shares	Amount	Capital	Stockholders	Officers	Income (Loss)	Stage	Total
Issuance of common stock for cash	—	$—	—	$—	$—	$—	998	$10	$890	$—	$—	$—	$—	$900
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(911)	(911)

BALANCE, FEBRUARY 29, 1992	—	—	—	—	—	—	998	10	890	—	—	—	(911)	(11)
Issuance of common stock for cash and services	—	—	—	—	—	—	73	1	887	—	—	—	—	888
Capital contribution	—	—	—	—	—	—	—	—	20	—	—	—	—	20
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,175)	(1,175)

BALANCE, FEBRUARY 28, 1993	—	—	—	—	—	—	1,071	11	1,797	—	—	—	(2,086)	(278)
Issuance of common stock for cash	—	—	—	—	—	—	11	—	526	—	—	—	—	526
Issuance of stock for notes receivable	—	—	—	—	—	—	8	—	400	(400)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,156)	(1,156)

BALANCE, FEBRUARY 28, 1994	—	—	—	—	—	—	1,090	11	2,723	(400)	—	—	(3,242)	(908)
Issuance of common stock for cash and services	—	—	—	—	—	—	36	—	1,805	—	—	—	—	1,805
Collection of stock subscription	—	—	—	—	—	—	—	—	—	400	—	—	—	400
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,004)	(2,004)

BALANCE, DECEMBER 31, 1994	—	—	—	—	—	—	1,126	11	4,528	—	—	—	(5,246)	(707)
Issuance of common stock for services	—	—	—	—	—	—	—	—	8	—	—	—	—	8
Exercise of stock options	—	—	—	—	—	—	1	—	22	—	—	—	—	22
Stock compensation	—	—	—	—	—	—	—	—	384	—	—	—	—	384
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,815)	(2,815)

BALANCE, DECEMBER 31, 1995	—	—	—	—	—	—	1,127	11	4,942	—	—	—	(8,061)	(3,108)
Issuance of common stock for cash and services	—	—	—	—	—	—	1	—	59	—	—	—	—	59
Exercise of stock options	—	—	—	—	—	—	3	—	12	—	—	—	—	12
Stock compensation	—	—	—	—	—	—	—	—	126	—	—	—	—	126
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,570)	(2,570)

BALANCE, DECEMBER 31, 1996	—	—	—	—	—	—	1,131	11	5,139	—	—	—	(10,631)	(5,481)
Issuance of common stock for cash and services	—	—	—	—	—	—	548	6	190	—	—	—	—	196
Stock compensation	—	—	—	—	—	—	—	—	2	—	—	—	—	2
Exercise of stock options	—	—	—	—	—	—	27	—	135	—	—	—	—	135
Conversion of notes payable	—	—	—	—	—	—	12	—	60	—	—	—	—	60
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,280)	(2,280)

BALANCE, DECEMBER 31, 1997	—	—	—	—	—	—	1,718	17	5,526	—	—	—	(12,911)	(7,368)
Issuance of common stock for cash and services	—	—	—	—	—	—	2,253	23	12,703	—	—	—	—	12,726
Stock compensation	—	—	—	—	—	—	—	—	150	—	—	—	—	150
Exercise of stock options	—	—	—	—	—	—	68	1	24	—	—	—	—	25
Conversion of notes payable	—	—	—	—	—	—	215	2	1,200	—	—	—	—	1,202
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,331)	(3,331)

BALANCE, DECEMBER 31, 1998	—	—	—	—	—	—	4,254	43	19,603	—	—	—	(16,242)	3,404
Issuance of common stock	—	—	—	—	—	—	162	2	532	—	—	—	—	534
Conversion of notes payable	—	—	—	—	—	—	80	1	994	—	—	—	—	995
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,679)	(5,679)

BALANCE, DECEMBER 31, 1999	—	—	—	—	—	—	4,496	46	21,129	—	—	—	(21,921)	(746)
Conversion of notes payable	—	—	—	—	—	—	63	1	1,073	—	—	—	—	1,074
Issuance of Series B preferred stock for cash	193	15,000	—	—	—	—	—	—	—	—	—	—	—	15,000
Issuance of common stock for cash, services and notes	—	—	—	—	—	—	4,690	46	33,945	(2,358)	—	—	—	31,633
Discount on notes below market rate	—	—	—	—	—	—	—	—	—	241	—	—	—	241
Accrued interest on notes	—	—	—	—	—	—	—	—	—	(117)	—	—	—	(117)
Purchase of Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(993)	—	—	—	—	(993)
Amount in excess of redemption obligation	—	—	—	—	—	—	—	—	999	—	—	—	—	999

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

						Series C
					Series C	Convertible							Deficit
	Series B		Series C		Convertible	Preferred				Notes	Notes		Accumulated
	Convertible		Convertible		Preferred	Stock			Additional	Receivable	Receivable	Other	During the
	Preferred Stock		Preferred Stock		Stock	Subscriptions	Common Stock		Paid-In	from	from	Comprehensive	Development
(In thousands)	Shares	Amount	Shares	Amount	Issuable	Receivable	Shares	Amount	Capital	Stockholders	Officers	Income (Loss)	Stage	Total
Accretion to redemption value on Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(149)	—	—	—	—	(149)
Stock-based compensation	—	—	—	—	—	—	—	—	9,609	—	—	—	—	9,609
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(24,661)	(24,661)

BALANCE, DECEMBER 31, 2000	193	15,000	—	—	—	—	9,249	93	65,613	(2,234)	—	—	(46,582)	31,890
Issuance of common stock for cash	—	—	—	—	—	—	3,052	30	78,000	—	—	—	—	78,030
Cash received for common stock to be issued	—	—	—	—	—	—	—	—	3,900	—	—	—	—	3,900
Issuance of common stock for services	—	—	—	—	—	—	3	—	60	—	—	—	—	60
Exercise of stock options	—	—	—	—	—	—	1	—	13	—	—	—	—	13
Accrued interest on notes	—	—	—	—	—	—	—	—	—	(189)	—	—	—	(189)
Payments on notes receivable	—	—	—	—	—	—	—	—	—	28	—	—	—	28
Accretion to redemption value on Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(239)	—	—	—	—	(239)
Stock-based compensation	—	—	—	—	—	—	—	—	1,565	—	—	—	—	1,565
Issuance of put option by stockholder	—	—	—	—	—	—	—	—	(2,949)	—	—	—	—	(2,949)
Record merger of entities	—	—	—	—	—	—	—	—	171,154	—	—	—	—	171,154
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(48,245)	(48,245)

BALANCE, DECEMBER 31, 2001	193	15,000	—	—	—	—	12,305	123	317,117	(2,395)	—	—	(94,827)	235,018
Issuance of common stock for cash	—	—	—	—	—	—	3,922	40	58,775	—	—	—	—	58,815
Issuance of common stock for cash already received	—	—	—	—	—	—	234	2	(2)	—	—	—	—	—
Issuance of stock award to employee	—	—	—	—	—	—	3	—	84	—	—	—	—	84
Cash received for common stock issuable	—	—	—	—	—	—	—	—	98	—	—	—	—	98
Accrued interest on notes	—	—	—	—	—	—	—	—	—	(229)	—	—	—	(229)
Payments on notes receivable	—	—	—	—	—	—	—	—	—	1,314	—	—	—	1,314
Beneficial conversion feature of Series B convertible preferred stock	—	—	—	—	—	—	—	—	1,421	—	—	—	—	1,421
Deemed dividend related to beneficial conversion feature of Series B convertible preferred stock	—	—	—	—	—	—	—	—	(1,421)	—	—	—	—	(1,421)
Accretion to redemption value on Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(251)	—	—	—	—	(251)
Stock-based compensation	—	—	—	—	—	—	—	—	268	—	—	—	—	268
Put option redemption by stockholder	—	—	—	—	—	—	—	—	1,921	—	—	—	—	1,921
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(206,265)	(206,265)

BALANCE, DECEMBER 31, 2002	193	15,000	—	—	—	—	16,464	165	378,010	(1,310)	—	—	(301,092)	90,773
Issuance of Series C convertible preferred stock subscriptions	—	—	—	—	50,000	(50,000)	—	—	—	—	—	—	—	—
Cash collected on Series C convertible preferred stock subscriptions	—	—	—	—	—	31,847	—	—	—	—	—	—	—	31,847
Issuance of common stock for cash	—	—	—	—	—	—	3,494	35	49,965	—	—	—	—	50,000
Non-cash compensation expense of officer resulting from stockholder contribution	—	—	—	—	—	—	—	—	70	—	—	—	—	70
Issuance of common stock for cash already received	—	—	—	—	—	—	17	—	—	—	—	—	—	—
Notes receivable by stockholder issued to officers			—	—	—	—	—	—	225	—	(225)	—	—	—
Accrued interest on notes	—	—	—	—	—	—	—	—	—	(102)	(3)	—	—	(105)
Beneficial conversion feature of Series B convertible preferred stock	—	—	—	—	—	—	—	—	1,017	—	—	—	—	1,017
Deemed dividend related to beneficial conversion feature of Series B convertible preferred stock	—	—	—	—	—	—	—	—	(1,017)	—	—	—	—	(1,017)
Accretion to redemption value on Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(253)	—	—	—	—	(253)
Stock-based compensation	—	—	—	—	—	—	—	—	4,501	—	—	—	—	4,501
Put shares sold to majority stockholder	—	—	—	—	—	—	—	—	623	—	—	—	—	623
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(65,879)	(65,879)

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

						Series C
					Series C	Convertible							Deficit
	Series B		Series C		Convertible	Preferred				Notes	Notes		Accumulated
	Convertible		Convertible		Preferred	Stock			Additional	Receivable	Receivable	Other	During the
	Preferred Stock		Preferred Stock		Stock	Subscriptions	Common Stock		Paid-In	from	from	Comprehensive	Development
(In thousands)	Shares	Amount	Shares	Amount	Issuable	Receivable	Shares	Amount	Capital	Stockholders	Officers	Income (Loss)	Stage	Total
BALANCE, DECEMBER 31, 2003	193	15,000	—	—	50,000	(18,153)	19,975	200	433,141	(1,412)	(228)	—	(366,971)	111,577
Issuance of Series C convertible preferred stock for cash	—	—	356	18,153	(18,153)	18,153	—	—	—	—	—	—	—	18,153
Issuance of Series C convertible preferred stock for cash already received	—	—	624	31,847	(31,847)	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	86	—	1,079	—	—	—	—	1,079
Exercise of warrants	—	—	—	—	—	—	4	—	46	—	—	—	—	46
Accrued interest on notes	—	—	—	—	—	—	—	—	—	(107)	—	—	—	(107)
Repayment of notes receivable by stockholder issued to officers	—	—	—	—	—	—	—	—	(225)	—	228	—	—	3
Repayment of stock note receivable	—	—	—	—	—	—	(90)	(1)	(1,518)	1,519	—	—	—	—
Conversion of Series A convertible preferred stock to common stock	—	—	—	—	—	—	891	9	5,239	—	—	—	—	5,248
Conversion of Series B convertible preferred stock to common stock	(193)	(15,000)	—	—	—	—	811	8	14,992	—	—	—	—	—
Conversion of Series C convertible preferred stock to common stock	—	—	(980)	(50,000)	—	—	4,464	45	49,955	—	—	—	—	—
Issuance of common shares in exchange for warrants	—	—	—	—	—	—	22	—	—	—	—	—	—	—
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	36	—	430	—	—	—	—	430
Net proceeds from initial public offering	—	—	—	—	—	—	6,557	66	83,110	—	—	—	—	83,176
Beneficial conversion feature of Series B convertible preferred stock	—	—	—	—	—	—	—	—	19,822	—	—	—	—	19,822
Deemed dividends related to beneficial conversion feature of Series B and Series C convertible preferred stock	—	—	—	—	—	—	—	—	(19,822)	—	—	—	—	(19,822)
Accretion to redemption value on Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(60)	—	—	—	—	(60)
Stock-based compensation	—	—	—	—	—	—	—	—	6,810	—	—	—	—	6,810
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(75,992)	(75,992)

BALANCE, DECEMBER 31, 2004	—	—	—	—	—	—	32,756	327	592,999	—	—	—	(442,963)	150,363
Issuance of common shares in exchange for warrants	—	—	—	—	—	—	24	—	245	—	—	—	—	245
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	58	1	494	—	—	—	—	495
Exercise of stock options	—	—	—	—	—	—	304	3	1,948	—	—	—	—	1,951
Issuance of stock awards to consultants	—	—	—	—	—	—	40	1	(146)	—	—	—	—	(145)
Issuance of stock and warrants for cash	—	—	—	—	—	—	17,132	171	170,063	—	—	—	—	170,234
Stock-based compensation	—	—	—	—	—	—	—	—	(1,828)	—	—	—	—	(1,828)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(114,338)	(114,338)

BALANCE, DECEMBER 31, 2005	—	—	—	—	—	—	50,314	503	763,775	—	—	—	(557,301)	206,977
Exercise of warrants	—	—	—	—	—	—	339	3	2,691	—	—	—	—	2,694
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	86	1	980	—	—	—	—	981
Exercise of stock options	—	—	—	—	—	—	263	3	2,309	—	—	—	—	2,312
Cancellation of common shares for stock notes receivable	—	—	—	—	—	—	(844)	(8)	8	—	—	—	—	—
Issuance of stock for cash	—	—	—	—	—	—	23,000	230	384,440	—	—	—	—	384,670
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	102	1	(341)	—	—	—	—	(340)
Issuance of common shares pursuant to research agreement	—	—	—	—	—	—	100	1	2,073	—	—	—	—	2,074
Stock-based compensation	—	—	—	—	—	—	—	—	14,667	—	—	—	—	14,667
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(230,548)	(230,548)

BALANCE, DECEMBER 31, 2006	—	—	—	—	—	—	73,360	734	1,170,602	—	—	—	(787,849)	383,487
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	124	1	1,064	—	—	—	—	1,065
Exercise of stock options	—	—	—	—	—	—	607	6	4,917	—	—	—	—	4,923
Issuance of stock awards to consultants	—	—	—	—	—	—	30	—	123	—	—	—	—	123

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

						Series C
					Series C	Convertible							Deficit
	Series B		Series C		Convertible	Preferred				Notes	Notes		Accumulated
	Convertible		Convertible		Preferred	Stock			Additional	Receivable	Receivable	Other	During the
	Preferred Stock		Preferred Stock		Stock	Subscriptions	Common Stock		Paid-In	from	from	Comprehensive	Development
(In thousands)	Shares	Amount	Shares	Amount	Issuable	Receivable	Shares	Amount	Capital	Stockholders	Officers	Income (Loss)	Stage	Total
Issuance of stock for cash	—	—	—	—	—	—	27,014	270	249,480	—	—	—	—	249,750
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	146	2	(526)	—	—	—	—	(524)
Issuance of common shares pursuant to research agreement	—	—	—	—	—	—	100	1	943	—	—	—	—	944
Stock-based compensation	—	—	—	—	—	—	—	—	17,522	—	—	—	—	17,522
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(293,190)	(293,190)

BALANCE, DECEMBER 31, 2007	—	—	—	—	—	—	101,381	1,014	1,444,125	—	—	—	(1,081,039)	364,100
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	349	4	896	—	—	—	—	900
Issuance of stock awards to consultants	—	—	—	—	—	—	30	—	(18)	—	—	—	—	(18)
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	248	2	(317)	—	—	—	—	(315)
Stock-based compensation	—	—	—	—	—	—	—	—	24,811	—	—	—	—	24,811
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(303,039)	(303,039)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	295	—	295

Comprehensive loss														(302,744)

BALANCE, DECEMBER 31, 2008	—	—	—	—	—	—	102,008	1,020	1,469,497	—	—	295	(1,384,078)	86,734
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	323	3	1,397	—	—	—	—	1,400
Issuance of stock for cash	—	—	—	—	—	—	8,360	84	59,640	—	—	—	—	59,724
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	2,240	22	(7,023)	—	—	—	—	(7,001)
Exercise of stock options	—	—	—	—	—	—	94	1	382	—	—	—	—	383
Stock-based compensation	—	—	—	—	—	—	—	—	20,219	—	—	—	—	20,219
Comprehensive loss:										—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(220,104)	(220,104)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(581)	—	(581)
Unrealized gain on foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	5	—	5

Comprehensive loss														(220,680)

BALANCE, DECEMBER 31, 2009	—	$—	—	$—	—	—	113,025	$1,130	$1,544,112	$—	$—	$(281)	$(1,604,182)	$(59,221)

Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	288	3	1,602	—	—	—	—	1,605
Issuance of stock for cash	—	—	—	—	—	—	2,100	21	14,314	—	—	—	—	14,335
Issuance of stock in exchange for cancelling an equal amount of note payable to related party	—	—	—	—	—	—	2,100	21	16,660	—	—	—	—	16,681
Issuance of stock under share lending agreement	—	—	—	—	—	—	9,000	90	71	—	—	—	—	161
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	962	10	(3,402)	—	—	—	—	(3,392)
Exercise of stock options	—	—	—	—	—	—	318	3	921	—	—	—	—	924
Stock-based compensation	—	—	—	—	—	—	—	—	13,580	—	—	—	—	13,580
Comprehensive loss:										—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(170,560)	(170,560)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	361	—	361
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(6)	—	(6)

Comprehensive loss														(170,205)

BALANCE, DECEMBER 31, 2010	—	$—	—	$—	—	—	127,793	$1,278	$1,587,858	$—	$—	$74	$(1,774,742)	$(185,532)

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative
				Period from
				February 14,
				1991 (Date of
				Inception) to
	Years Ended December 31,			December 31,
	2008	2009	2010	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(303,039)	$(220,104)	$(170,560)	$(1,774,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,287	18,725	17,324	96,463
Stock-based compensation expense	24,793	20,219	13,580	113,422
Stock expense for shares issued pursuant to research agreement	—	—	—	3,018
Loss on sale, abandonment/disposal or impairment of property and equipment	213	12,869	—	23,575
Accrued interest on investments, net of amortization of premiums (discounts)	(237)	(12)	—	(191)
In-process research and development	—	—	—	19,726
Goodwill impairment	—	—	—	151,428
Loss on available-for-sale securities	—	—	644	873
Other, net	—	5	(6)	1,104
Changes in assets and liabilities:
State research and development credit exchange receivable	(669)	582	1,115	(1,303)
Prepaid expenses and other current assets	3,613	2,311	823	(1,249)
Other assets	—	(36)	267	(317)
Accounts payable	(14,620)	(6,371)	(4,287)	1,702
Accrued expenses and other current liabilities	6,395	(12,271)	(7,554)	13,929
Other liabilities	(24)	—	—	(2)

Net cash used in operating activities	(271,288)	(184,083)	(148,654)	(1,352,564)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(63,651)	(2,000)	(4,178)	(796,779)
Sales and maturities of marketable securities	46,100	17,800	2,000	792,565
Purchase of property and equipment	(82,453)	(18,852)	(9,542)	(320,251)
Proceeds from sale of property and equipment	70	—	—	284

Net cash used in investing activities	(99,934)	(3,052)	(11,720)	(324,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants	902	61,507	17,025	1,219,080
Collection of Series C convertible preferred stock subscriptions receivable	—	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	—	15,000
Cash received for common stock to be issued	—	—	—	3,900
Repurchase of common stock	—	—	—	(1,028)
Put shares sold to majority stockholder	—	—	—	623
Borrowings under lines of credit	—	—	—	4,220
Proceeds from notes receivables	—	—	—	1,742
Borrowings on notes payable from related party	30,000	135,000	87,000	322,000
Principal payments on notes payable to principal stockholder	—	—	—	(70,000)
Borrowings on notes payable	—	—	—	3,460
Principal payments on notes payable	—	—	—	(1,667)
Proceeds from senior convertible notes	—	—	95,783	207,050
Payment of employment taxes related to vested restricted stock units	(317)	(7,001)	(3,392)	(11,574)

Net cash provided by financing activities	30,585	189,506	196,416	1,742,806

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(340,637)	$2,371	$36,042	$66,061
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	368,285	27,648	30,019	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,648	$30,019	$66,061	$66,061

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$2	$—	$—	$26
Interest paid in cash	4,313	8,131	13,662	32,149
Accretion on redeemable convertible preferred stock	—	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	—	171,154
Issuance of common stock for notes receivable	—	—	—	2,758
Issuance of put option by stockholder	—	—	—	(2,949)
Put option redemption by stockholder	—	—	—	1,921
Issuance of Series C convertible preferred stock subscriptions	—	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	—	(5,248)
Non-cash construction in progress and property and equipment	6,597	620	1,742	1,742
Cancellation of principal on note payable to related party			16,681	16,681
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

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of business and basis of presentation
     Business — MannKind Corporation (the “Company”) is a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes and cancer. The Company’s lead product candidate, AFREZZA, (insulin human [rDNA origin]) Inhalation Powder, is an ultra rapid-acting insulin therapy in late-stage clinical investigation for the treatment of adults with type 1 or type 2 diabetes for the control of hyperglycemia.
     AFREZZA consists of the Company’s proprietary Technosphere particles onto which insulin molecules are loaded. These loaded particles are then aerosolized and inhaled deep into the lung using the Company’s AFREZZA inhaler.
     Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. Since its inception through December 31, 2010 the Company has reported accumulated net losses of $1.8 billion, which include a goodwill impairment charge of $151.4 million (see Note 2), and cumulative negative cash flow from operations of $1.4 billion. It is costly to develop therapeutic products and conduct clinical trials for these products. At December 31, 2010 the Company’s capital resources consisted of cash, cash equivalents, and marketable securities of $70.4 million (including $4.2 million of certificates of deposit held as collateral for foreign exchange hedging instruments) and $98.0 million of available borrowings under the loan agreement with an entity controlled by the Company’s principal stockholder (see Note 7). Based upon the Company’s current expectations, management believes the Company’s existing capital resources will enable it to continue planned operations through the fourth quarter of 2011. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. In any event, the Company expects that it will need to raise additional capital, whether through the sale of equity or debt securities, a strategic business collaboration with a pharmaceutical company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, or an increase in the borrowings available under the loan arrangement with its related party, in order to continue the development and commercialization of AFREZZA and other product candidates and to support its other ongoing activities.
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
     Segment Information — In accordance with Accounting Standards Codification (“ASC”) 280-10-50 Segment Reporting previously Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as one segment operating primarily in the United States of America.

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
     Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and marketable securities. Cash and cash equivalents consist primarily of interest-bearing accounts and are regularly monitored by management and held in high credit quality institutions. Marketable securities consist of $4.2 million of certificates of deposit held as collateral for foreign exchange hedging instruments, and a common stock investment.
     Marketable Securities — The Company accounts for marketable securities as available-for-sale, in accordance with ASC 320-10 Investments- Debt and Equity Securities, previously FASB Statement No. 115, Accounting for Certain Debt and Equity Securities. Unrealized holding gains and losses for available-for-sale securities are reported as a separate component of stockholders’ equity until realized. The Company reviews the portfolio for other than temporary impairment in accordance with ASC 320-10-35 Investment- Debt and Equity Securities, previously Emerging Issues Task Force (“EITF”) Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and FASB Staff Position No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Investments in marketable securities are recorded at fair value.
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
     Fair Value of Financial Instruments — The Company utilizes fair value measurement guidance prescribed by GAAP to value its financial instruments. The guidance includes a definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. The valuation techniques utilized are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:
Level 1 — Quoted prices for identical instruments in active markets.
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 — Significant inputs to the valuation model are unobservable.
     Goodwill and Identifiable Intangibles — As a result of the merger with AlleCure and CTL on December 12, 2001, as described in Note 1, goodwill of $151.4 million was recorded at the entity level in 2001. Upon adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, now codified as ASC 350-10 Intangibles-

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Goodwill and Other, the Company adopted a policy of testing goodwill and intangible assets with indefinite lives for impairment at least annually, as of December 31, with any related impairment losses being recognized in earnings when identified. In December 2002 the Company concluded that the major AlleCure product development program should be terminated and that the clinical trials of the CTL product should be halted and returned to the research stage. As a result of this determination, the Company closed the CTL facility and reduced headcount for AlleCure and CTL by approximately 50%. In connection with the annual test for impairment of goodwill as of December 31, 2002, the Company determined that on the basis of the internal study, the goodwill recorded for the AlleCure and CTL units was potentially impaired. The Company performed the second step of the annual impairment test as of December 31, 2002 for each of the potentially impaired reporting units and estimated the fair value of the AlleCure and CTL programs using the expected present value of future cash flows which were expected to be negligible. Accordingly, the goodwill balance of $151.4 million was determined to be fully impaired and an impairment loss was recorded in 2002. Subsequent to December 31, 2002, the Company had no goodwill or intangibles with indefinite lives included on its balance sheet.
     Property and Equipment — Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the term of the lease or the service lives of the improvements, whichever is shorter. Assets under construction are not depreciated until placed into service.
     Impairment of Long-Lived Assets — The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with ASC 360-10-35 Property Plant and Equipment, previously FASB Statement No. 144, Accounting for the Impairment or Disposal of Long Lived-Assets. Assets are considered to be impaired if the carrying value may not be recoverable based upon management’s assessment of the following events or changes in circumstances:
•	significant changes in the Company’s strategic business objectives and utilization of the assets;

•	a determination that the carrying value of such assets can not be recovered through undiscounted cash flows;

•	loss of legal ownership or title to the assets;

•	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; or

•	the impact of significant negative industry or economic trends.
     If the Company believes an asset to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Any write-downs would be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. No asset impairment was recognized during the years ended December 31, 2009 and 2010, respectively. During the year ended December 31, 2008 asset impairments of approximately $0.5 million were recognized as described in Note 5.
     Accounts Payable and Accrued Expenses — All liabilities, including accounts payable and accrued expenses, are recorded consistent with the definition of liabilities and accrual accounting.
     Income Taxes — Provisions for federal, foreign, state, and local income taxes are calculated on pre-tax income based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Deferred income tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is recorded to reduce net deferred income tax assets to amounts that are more likely than not to be realized (see Note 16). If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, the Company recognizes an expense for the amount of the penalty in the period the tax position is claimed in the tax return of the company. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. Penalties, if probable and reasonably estimable, are recognized as a component of income tax expense.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Income tax positions are considered for uncertainty in accordance with ASC 740-10-25 Income Taxes, previously FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded.
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
     Stock-Based Compensation — As of December 31, 2010, the Company had three active stock-based compensation plans, which are described more fully in Note 10. The Company accounts for all share-based payments to employees, including grants of stock awards and the compensatory elements of the employee stock purchase plan in accordance with ASC 718 Compensation- Stock Compensation (“ASC 718”), previously FASB Statement No. 123R Share-based Payment. ASC 718 requires all share-based payments to employees, including grants of stock options, restricted stock units, performance-based awards and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon the fair value of the awards at the grant date. The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options and the compensatory elements of employee stock purchase plans. Restricted stock units are valued based on the market price on the grant date. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and estimate the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.
     Warrants — The Company has issued warrants to purchase shares of its common stock. Warrants have been accounted for as equity in accordance with the provisions of ASC 815-40 Derivatives and Hedging, Contracts in an Entity’s Own Stock, previously EITF Issue No. 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.
     Comprehensive Income (Loss) — Other comprehensive income (loss) (OCI) is recorded in accordance with ASC 220-10-45 Comprehensive Income, previously FASB Statement No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. OCI includes certain changes in stockholders’ equity that are excluded from net income. Specifically, the Company includes in OCI unrealized gains and losses on its available-for-sale securities and cumulative translation gains and losses.
     Research and Development Expenses — Research and development expenses consist primarily of costs associated with the clinical trials of the Company’s product candidates, manufacturing supplies and other development materials, including raw material purchases of insulin, compensation and other expenses for research and development personnel, costs for consultants and related contract research, facility costs, and depreciation. Research and development costs, which are net of any tax credit exchange recognized for the Connecticut state research and development credit exchange program, are expensed as incurred consistent with ASC 730-10 Research and Development, previously FASB Statement No. 2, Accounting for Research and Development Costs.

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
     Interest Expense — Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest expense, net of interest capitalized, for the years ended December 31, 2008, 2009 and 2010 was $2.3 million, $10.4 million and $17.4 million, respectively. Interest costs capitalized for the year ended December 31, 2008 were $2.5 million and were not significant for the years ended December 31, 2009 and 2010.
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
     Potentially dilutive securities outstanding are summarized as follows:

	December 31,
	2008	2009	2010
Exercise of common stock options	5,591,101	6,403,498	7,760,833
Conversion of senior convertible notes into common stock	5,117,523	5,117,523	19,826,113
Exercise of common stock warrants	2,882,873	2,882,873	—
Vesting of restricted stock units	5,947,408	3,419,533	3,271,644
     Exit or Disposal Activities — The obligations related to exit or disposal obligations, including reductions in force, are accounted for in accordance with ASC 420-10-30 Exit or Disposal Cost Obligations, (“ASC 420-10-30”), previously FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities and EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Costs to Exit and Disposal Activity (Including Certain Costs Incurred in a Restructuring). In accordance with ASC 420-10-30, a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred and establishes that fair value is the objective for initial measurements of the liability.
     Recently Issued Accounting Standards — In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures About Fair Value Measurements. ASU No. 2010-06 requires separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and reasons for the transfers and separate presentation of information about purchases, sales, issuances, and settlements in the reconciliation for Level 3 fair value measurements. Additionally, ASU No. 2010-06 clarifies existing disclosures regarding level of disaggregation and inputs and valuation techniques. The new disclosures and clarifications of existing disclosures under ASU No. 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the disclosure requirements of significant transfers in and out of Level 1 and Level 2 fair value measurements. The

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company does not expect the adoption of the Level 3 disclosure requirements to have a material effect on its consolidated financial statements.
On April 29, 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone, which requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. The scope of ASU No. 2010-17 is limited to research and development arrangements. The ASU is effective for fiscal years beginning on or after June 15, 2010, and interim periods within those years. Early adoption is permitted. Adoption of this guidance is expected to have a significant effect on the accounting for certain future revenue arrangements (principally research and development partnership arrangements) should the Company enter into such arrangements.
3. Investment in securities
     The following is a summary of the available-for-sale securities classified as current assets (in thousands).

	December 31,			December 31,
	2009			2010
		Gross			Gross
	Cost	Unrealized	Fair	Cost	Unrealized	Fair
	Basis	Loss	Value	Basis	Gain	Value
Available-for-sale securities	$2,761	$(286)	$2,475	$4,295	$75	$4,370
     The Company’s available-for-sale securities at December 31, 2009 consist principally of a $2.0 million certificate of deposit with a maturity greater than 90 days, held as collateral for foreign exchange hedging instruments, and a common stock investment. The Company’s available-for-sale securities at December 31, 2010 consist principally of $4.2 million of certificates of deposit with a maturity greater than 90 days, held as collateral primarily for foreign exchange hedging instruments, and a common stock investment. During the year ended December 31, 2010, the Company recognized a $0.6 million other-than-temporary impairment loss on its common stock investment due to the length of time and the extent to which the fair value has been less than the amortized cost basis. The Company’s policy is to maintain a highly liquid short-term investment portfolio. Proceeds from the sales and maturities of available-for-sale securities amounted to approximately $46.1 million, $17.8 million and $2.0 million for the years ended December 31, 2008, 2009 and 2010, respectively. Gross realized gains and losses for available-for-sale securities were insignificant for the years ended December 31, 2008, 2009 and 2010. Gross realized gains and losses for available-for-sale securities are recorded as other income (expense). The cost of securities sold is based on the specific identification method. Unrealized gains and losses for available-for-sale securities were a loss of $581,000 and a gain of $361,000 for the years ended December 31, 2009 and 2010, respectively. Unrealized gains and losses are included in other comprehensive income (loss).
4. State research and development credit exchange receivable
     The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. During the years ended December 31, 2008, 2009 and 2010, research and development expenses were offset by $1.8 million, $1.3 million and $0.4 million, respectively, in connection with the program.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Property and equipment
     Property and equipment consist of the following (dollar amounts in thousands):

	Estimated
	Useful
	Life	December 31,
	(Years)	2009	2010
Land	—	$5,273	$5,273
Buildings	39-40	54,966	54,948
Building improvements	5-40	113,188	113,489
Machinery and equipment	3-15	72,958	73,812
Furniture, fixtures and office equipment	5-10	5,312	5,369
Computer equipment and software	3	15,840	16,306
Leasehold improvements		172	53
Construction in progress		6,261	14,496

		273,970	283,746
Less accumulated depreciation and amortization		(65,741)	(81,390)

Property and equipment — net		$208,229	$202,356

     Leasehold improvements are amortized over four years which is the shorter of the term of the lease or the service lives of the improvements. Depreciation and amortization expense related to property and equipment for the years ended December 31, 2008, 2009 and 2010, and the cumulative period from February 14, 1991 (date of inception) to December 31, 2010 was $11.8 million, $18.2 million, $16.5 million and $94.2 million, respectively.
     In December 2008, the Company determined that software previously purchased would no longer be utilized, resulting in an impairment charge of $459,000.
     In December 2009, the Company recognized a loss on disposal of approximately $12.8 million in research and development expense related to the abandonment of first-generation inhaler specific assets which would no longer be used as the Company pursued the commercialization of the next-generation device.
6. Accrued expenses and other current liabilities
     Accrued expenses and other current liabilities are comprised of the following (in thousands):

	December 31,
	2009	2010
Salary and related expenses	$13,362	$5,624
Research and clinical trial costs	3,169	668
Accrued interest	2,065	4,993
Construction in progress	203	149
Other	3,535	3,406

Accrued expenses and other current liabilities	$22,334	$14,840

7. Related-party loan arrangement
     In October 2007, the Company entered into a $350.0 million loan arrangement with its principal stockholder. Under the arrangement, the Company can borrow up to a total of $350.0 million. On February 26, 2009, the promissory note underlying the loan arrangement was revised as a result of the principal stockholder being licensed as a finance lender under the California Finance Lenders Law. Accordingly, the lender was revised to The Mann Group LLC, an entity controlled by the Company’s principal stockholder. Interest will accrue on each outstanding advance at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum and will be payable quarterly in arrears. In August 2010, the Company amended and restated the existing promissory note evidencing the loan arrangement with The Mann Group to extend the maturity date from December 31, 2011 to December 31, 2012. Under the amended and restated promissory note, The Mann Group can require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If The Mann Group exercises this right, the Company will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances. In August 2010, the Company entered into a letter agreement confirming a previous commitment by The Mann Group to not require the Company to prepay amounts outstanding under the amended and restated promissory note if the

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
prepayment would require the Company to use its working capital resources, including the proceeds from the sale of its 5.75% Senior Convertible Notes due 2015 (see Note 8). In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the loan arrangement are unsecured. The loan arrangement contains no financial covenants.
     On August 10, 2010, the Company entered into a common stock purchase agreement with The Mann Group. Under this common stock purchase agreement, the Company is required to issue and sell, and The Mann Group is obligated to purchase, the same number of shares of the Company’s common stock that Seaside 88, LP (“Seaside”) purchases on each closing date under its agreement with the Company. The price of the shares that the Company sells to The Mann Group under the agreement will be equal to the greater of $7.15 per share (the closing bid price of the Company’s common stock on August 10, 2010) and the closing bid price of the Company’s common stock on the trading day immediately preceding the applicable closing date. The aggregate purchase price for the shares of common stock the Company issues and sells to The Mann Group will be paid by cancelling an equal amount of the outstanding principal under the $350.0 million loan arrangement provided by The Mann Group. The August 2010 amendment and restatement of the Company’s promissory note issued to The Mann Group in connection with the loan arrangement also provided for the cancellation of indebtedness under the note as described above and the elimination of the Company’s ability to reborrow under the note the amount of any indebtedness that is cancelled. To the extent that the outstanding principal amount owed under the loan arrangement is insufficient to pay the full purchase price for the shares of common stock to be acquired, The Mann Group will be obligated to pay cash for the balance of the shares of common stock it is obligated to purchase under the common stock purchase agreement. The common stock purchase agreement with The Mann Group will terminate on the day following the final closing under the Company’s common stock purchase agreement with Seaside or upon termination of the Seaside agreement.
     In the fourth quarter of 2010, the Company issued and sold a total of 2.1 million shares of common stock to Seaside for net proceeds of $14.3 million in accordance with the Company’s common stock purchase agreement with Seaside. Concurrently, with the sales to Seaside, the Company issued and sold a total of 2.1 million shares of common stock to The Mann Group, an entity controlled by the Company’s principal stockholder, for a total purchase price of $16.7 million, which was paid by the cancellation of outstanding principal under the Company’s amended and restated promissory note with The Mann Group.
     The amount outstanding under the arrangement was $165.0 million and $235.3 million at December 31, 2009 and 2010, respectively. As of December 31, 2010, the Company had accrued interest of $2.8 million related to the amount outstanding and had $98.0 million of available borrowings under the loan agreement. Interest expense on the Company’s note payable to a related party for the years ended December 31, 2008, 2009 and 2010 was $12,000, $5.7 million and $10.2 million, respectively.
8. Senior convertible notes
     Senior convertible notes consist of the following (in thousands):

	December 31,
	2009	2010
Notes due 2013
Principal amount	$115,000	$115,000
Unamortized debt issuance expense	(2,235)	(1,699)

Net carrying amount	112,765	113,301

Notes due 2015
Principal amount	$—	$100,000
Unamortized debt issuance expense	—	(3,966)

Net carrying amount	—	96,034

Senior convertible notes	$112,765	$209,335

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On August 18, 2010, the Company completed a Rule 144A offering of $100.0 million aggregate principal amount of 5.75% Senior Convertible Notes due 2015. The Notes due 2015 are governed by the terms of an indenture dated as of August 24, 2010. The Notes due 2015 bear interest at the rate of 5.75% per year on the principal amount, payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011. As of December 31, 2010, the Company had accrued interest of $2.0 million related to the Notes due 2015. The Notes due 2015 are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the Notes due 2015 is August 15, 2015 and payment is due in full on that date for unconverted securities. Holders of the Notes due 2015 may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 147.0859 shares per $1,000 principal amount, which is equal to a conversion price of approximately $6.80 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes due 2015 converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of Notes due 2015 will have the option to require the Company to repurchase all or any portion of such holder’s Notes at a repurchase price of 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any. The Company may elect to redeem some or all of the Notes due 2015 if the closing stock price has equaled 150% of the conversion price for at least 20 of the 30 consecutive trading days ending on the trading day before the Company’s redemption notice. The redemption price will equal 100% of the principal amount of the Notes due 2015 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a make-whole payment equal to the sum of the present values of the remaining scheduled interest payments through and including August 15, 2015 (other than interest accrued up to, but excluding, the redemption date). The Company will be obligated to make the make-whole payment on all the Notes due 2015 called for redemption and converted during the period from the date the Company mailed the notice of redemption to and including the redemption date. The Company may elect to make the make-whole payment in cash or shares of its common stock, subject to certain limitations.
     The Company incurred approximately $4.2 million in issuance costs which are recorded as an offset to the Notes due 2015 in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Notes due 2015.
     On December 12, 2006, the Company completed an offering of $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013, including $15.0 million aggregate principal amount of the Notes due 2013 sold pursuant to the underwriters’ over-allotment option that was exercised in full. The Notes due 2013 are governed by the terms of an indenture dated as of November 1, 2006 and a First Supplemental Indenture, dated as of December 12, 2006. The Notes due 2013 bear interest at the rate of 3.75% per year on the principal amount, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2007. The Company had accrued interest of $192,000 and $192,000 related to the Notes due 2013 for the years ended December 31, 2009 and 2010, respectively. The Notes due 2013 are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company. The maturity date of the Notes due 2013 is December 15, 2013 and payment is due in full on that date for unconverted securities. Holders may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding Notes due 2013 into shares of the Company’s common stock at an initial conversion rate of 44.5002 shares per $1,000 principal amount of Notes due 2013, which is equal to a conversion price of approximately $22.47 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes due 2013 converted in connection with a fundamental change by increasing the conversion rate on such Notes due 2013, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of the Notes due 2013 will have the option to require the Company to repurchase all or any portion of such holder’s Notes

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
due 2013 at a repurchase price of 100% of the principal amount of the Notes due 2013 to be repurchased plus accrued and unpaid interest, if any.
     The Company incurred approximately $3.7 million in debt issuance costs which are recorded as an offset to the debt in the accompanying balance sheet. These costs are being amortized to interest expense using the effective interest method over the term of the Notes due 2013.
     Amortization of debt issuance expense in connection with the Notes offerings during the years ended December 31, 2008, 2009 and 2010 were $491,000, $513,000 and $787,000, respectively.
9. Fair Value of Financial Instruments
     The carrying amounts of financial instruments, which include cash equivalents, marketable securities and accounts payable, approximate their fair values due to their relatively short maturities. The fair value of the note payable to related party cannot be reasonably estimated as the Company would not be able to obtain a similar credit arrangement in the current economic environment.
     Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash. As of December 31, 2010, the Company held $52.8 million of cash equivalents, consisting of money market funds, U.S. Treasury notes, and commercial paper. The fair value of these investments was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).
     The Company’s marketable securities consist principally of certificates of deposit with a maturity greater than 90 days, held as collateral primarily for foreign exchange hedging instruments, and a common stock investment that are classified as available-for-sale securities. The certificates of deposit are stated at fair value based on quoted prices for similar instruments in an active market (Level 2 in the fair value hierarchy) and the common stock investment is stated at fair value based on quoted prices in an active market (Level 1 in the fair value hierarchy). As of December 31, 2010, and 2009, there were marketable securities of $4.4 million and $2.5 million, respectively.
     The senior convertible notes due 2013 had a carrying value of $112.8 million and $113.3 million, as of December 31, 2009 and 2010, respectively. The senior convertible notes due 2013 had an estimated fair value of $80.3 million and $69.1 million as of December 31, 2009, and 2010, respectively, calculated based on quoted prices in an active market (Level 1 in the fair value hierarchy). The senior convertible notes due 2015 had a carrying value of $96.0 million as of December 31, 2010. The senior convertible notes due 2015 had an estimated fair value of $134.1 million as of December 31, 2010, calculated based on model-derived valuations whose inputs are observable (Level 2 in the fair value hierarchy).
     Derivative financial instruments are recognized as other assets or other current liabilities in the financial statements and measured at fair value. The fair value of foreign exchange hedging contracts equals the carrying value at each balance sheet date. The fair value of these contracts are determined using methodologies based on market observable inputs (Level 2 in the fair value hierarchy), including foreign currency spot rates. The Company used derivative financial instruments to manage its exposure to foreign currency exchange risks related to past purchases of insulin. The Company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and through periodic settlements of positions.
     The Company’s derivative financial instruments are not designated as hedging instruments, and gains or losses resulting from changes in the fair value are reported in other income (expense), in the consolidated statements of operations. The Company entered into foreign exchange hedging contracts with notional amounts totaling $14.5 million and $25.5 million at December 31, 2009 and 2010, respectively. The Company recorded an unrealized loss on the foreign exchange hedging contracts of $0.3 million at December 31, 2009 and $0.6 million at December 31, 2010. The Company recorded a realized gain of $52,000 and a realized loss of $1.6 million for the years ended December 31, 2009 and 2010, respectively, on the execution of quarterly window forward contracts.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Common and preferred stock
     Private Placements — On August 5, 2005, the Company closed a $175.0 million private placement of common stock and the concurrent issuance of warrants for the purchase of additional shares of common stock to accredited investors including the Company’s principal stockholder who purchased $87.3 million of the private placement. The Company sold 17,132,000 shares of common stock in the private placement, together with warrants to purchase up to 3,426,000 shares of common stock at an exercise price of $12.228 per share which became exercisable on February 1, 2006 and expired on August 5, 2010. In connection with this private placement, the Company paid $4.5 million in commissions to the placement agents and incurred $300,000 in other offering expenses which resulted in net proceeds of approximately $170.2 million.
     Public Equity Offering — On August 5, 2009, the Company sold 8,360,000 shares of its common stock, including 960,000 shares sold pursuant to the full exercise of an over-allotment option granted to the underwriters of the offering, at a public offering price of $7.35 per share. The Company’s principal stockholder purchased 1,000,000 of these shares from the underwriters at a price per share of $8.11. The sale of common stock resulted in aggregate net proceeds to the Company of approximately $59.7 million after deducting offering expenses.
     Common Stock —In June 2010, the Company’s stockholders approved an increase in the Company’s authorized shares of common stock from 150,000,000 to 200,000,000. As of December 31, 2010, 127,793,178 shares of common stock were issued and outstanding.
     Included in the common stock outstanding as of December 31, 2010 are 9,000,000 shares of common stock loaned to Bank of America under a share lending agreement in connection with the offering of the $100 million aggregate principal amount of 5.75% Senior Convertible Notes due 2015 (see Note 8). Bank of America is obligated to return the borrowed shares (or, in certain circumstances, the cash value thereof) to the Company on or about the 45th business day following the date as of which the entire principal amount of the notes ceases to be outstanding, subject to extension or acceleration in certain circumstances or early termination at Bank of America’s option. The Company did not receive any proceeds from the sale of the borrowed shares by Bank of America, but the Company did receive a nominal lending fee of $0.01 per share from Bank of America for the use of borrowed shares.
     On August 10, 2010, the Company entered into an agreement with Seaside for the sale of up to 18,200,000 shares of common stock in increments of 700,000 shares on a bi-weekly basis with the first closing date scheduled for September 22, 2010 provided that certain conditions are met, including for a particular closing to take place, the ten-day volume weighted average trading price for the Company’s common stock immediately prior to such closing must be at least $6.50 per share. If the ten-day volume weighted average trading price for a particular closing is below $6.50 per share, then that closing will not occur and the aggregate number of shares to be purchased will be reduced by 700,000 shares. The purchase price per share at each closing will be equal to 92% of that 10-day volume weighted average price. The agreement with Seaside will terminate on the day following the final closing under the agreement, or the Company may terminate the Seaside agreement at any time upon written notice. As of December 31, 2010, the Company issued and sold a total of 2.1 million shares of common stock to Seaside for net proceeds of $14.3 million in accordance with the agreement.
     In conjunction with the Seaside agreement, on August 10, 2010, the Company entered into a common stock purchase agreement with The Mann Group. Under this common stock purchase agreement, the Company is required to issue and sell, and The Mann Group is obligated to purchase at a price equal to the greater of $7.15 per share (the closing bid price of the Company’s common stock on August 10, 2010) and the closing bid price of common stock on the trading day immediately preceding the applicable closing date, the same number of shares of the Company’s common stock that Seaside purchases on each closing date under its agreement with the Company (see Note 7). Concurrently with the Seaside closing, the Company issued and sold 2.1 million shares to The Mann Group as of December 31, 2010 for a total purchase price of $16.7 million, which was paid by the cancellation of outstanding principal under the Company’s loan agreement with The Mann Group.
     The Company had reserved shares of common stock for issuance as follows:

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
	2009	2010
Exercise of common stock options	6,403,498	7,760,833
Conversion of senior convertible notes into common stock	5,117,523	19,826,113
Exercise of common stock warrants	2,882,873	—
Vesting of restricted stock units	3,419,533	3,271,644

	17,823,427	30,858,590

     Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2010, no shares of preferred stock were issued and outstanding.
11. Net loss per common share
     Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period excluding the shares loaned under the share lending arrangement (see Note 10). As of December 31, 2010, 9,000,000 shares of the Company’s common stock, which were loaned to a share borrower pursuant to the terms of a share lending agreement, as described in Note 10, were issued and are outstanding, and holders of the borrowed shares have all the rights of a holder of the Company’s common stock. However, because the share borrower must return all borrowed shares to the Company (or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 17,823,427 shares and 30,858,590 shares of the Company’s common stock as of December 31 2009 and 2010, respectively, and exclude the 9,000,000 shares of the Company’s common stock loaned under the share lending arrangement as of December 31, 2010.
12. Stock award plans
     As of December 31, 2010, the Company has three active stock-based compensation plans— the 2004 Equity Incentive Plan (the “Plan”), the 2004 Non-Employee Directors’ Stock Option Plan (the “NED Plan”), and the 2004 Employee Stock Purchase Plan (the “ESPP”). The Plan provides for the granting of stock awards including stock options and restricted stock units, to employees, directors and consultants. The NED Plan provides for the automatic, non-discretionary grant of options to the Company’s non-employee directors. There are also options outstanding to the Company’s principal stockholder at December 31, 2010 that were not granted under any plan; these options were granted during the year ended December 31, 2002, vested over four years, and have an exercise price of $25.23 per share. The following table summarizes information about the Company’s stock-based award plans as of December 31, 2010:

		Outstanding	Shares Available
	Outstanding	Restricted	for
	Options	Stock Units	Future Issuance
2004 Equity Incentive Plan	6,922,362	3,271,644	3,613,146
2004 Non-Employee Directors’ Stock Option Plan	597,500		194,500
Options outside of any plan granted to principal stockholder	240,971

Total	7,760,833	3,271,644	3,807,646

     The Company’s board of directors determines eligibility, vesting schedules and exercise prices for stock awards granted under the Plan. The NED Plan provides for automatic, non-discretionary grant of options to the Company’s

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
non-employee directors. Options and other stock awards under the Plan and the NED Plan expire not more than ten years from the date of the grant and are exercisable upon vesting. Stock options generally vest over four years. Current stock option grants vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter. Restricted stock units generally vest at a rate of 25% per year over four years with consideration satisfied by service to the Company. Certain performance-based awards vest upon achieving either two or three pre-determined performance milestones which are expected to occur over periods ranging from 32 months to 66 months from the date of grant. The Plan provides for full acceleration of vesting if an employee is terminated within thirteen months of a change in control, as defined in the Plan.
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
     On May 22, 2008 and May 21, 2009, the Company’s stockholders approved amendments to the Plan to increase the number of shares of common stock available for issuance under the plan by 5,000,000 shares each time.
     On July 9, 2008, the Company announced an Offer to Exchange Outstanding Options to Purchase Common Stock (the “Offer”) under which the Company offered eligible employees the opportunity to exchange out-of-the money stock options covering up to an aggregate of 5,417,840 shares on a grant by grant basis for a reduced number of restricted stock units. The Offer expired on August 6, 2008. Pursuant to the Offer, the Company accepted for exchange options to purchase an aggregate of 4,493,509 shares of the Company’s common stock and issued restricted stock units covering an aggregate of 2,246,781 shares of the Company’s common stock. For the restricted stock units issued pursuant to the offer, both the remaining estimated unamortized stock compensation expense related to the exchanged options of approximately $13.9 million and the estimated incremental stock compensation expense resulting from the exchange of approximately $3.7 million was amortized over the vesting period ending on August 1, 2010.
     In March 2004, the Company’s board of directors approved the ESPP, which became effective upon the closing of the Company’s initial public offering. Initially, the aggregate number of shares that could be sold under the plan was 2,000,000 shares of common stock. On January 1 of each year, for a period of ten years beginning January 1, 2005, the share reserve automatically increases by the lesser of: 700,000 shares, 1% of the total number of shares of common stock outstanding on that date, or an amount as may be determined by the board of directors. However, under no event can the annual increase cause the total number of shares reserved under the ESPP to exceed 10% of the total number of shares of capital stock outstanding on December 31 of the prior year. On January 1, 2008, 2009 and 2010 the ESPP share reserve was increased by 700,000, 700,000 and 700,000 shares, respectively. In November 2006, the Company’s board of directors approved a temporary decrease of 2.6 million shares to the reserve in order to make additional shares available for the Company’s December 2006 offerings. In May 2007, the reserve was reinstated after a decrease of 2.6 million shares. As of December 31, 2010, 1,767,373 shares were available for issuance under the ESPP. For the years ended December 31, 2008, 2009 and 2010 the Company sold 349,317, 322,518 and 287,597 shares, respectively, of its common stock to employees participating in the ESPP.
     In accordance with ASC 718, share-based payment transactions are recognized as compensation cost based on the fair value of the instrument on the date of grant. The Company accounts for non-employee stock-based compensation expense based on the estimated fair value of the options, determined using the Black-Scholes option valuation model and amortizes such expense on a straight-line basis over the service period for the entire award. These awards are subject to remeasurement until service is complete. As of December 31, 2010, there were options to purchase 143,033 shares of common stock outstanding to consultants.
     During the years ended December 31, 2008, 2009 and 2010 the Company recorded stock-based compensation expense related to its stock award plans and the ESPP of $24.8 million, $20.2 million and $13.6 million respectively.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Total stock-based compensation expense recognized in the accompanying statements of operations is as follows (in thousands):

	Year Ended December 31,
	2008	2009	2010
Employee-related	$24,716	$19,653	$13,478
Consultant-related	77	566	102

Total	$24,793	$20,219	$13,580

     Total stock-based compensation expense recognized in the accompanying statements of operations is included in the following categories (in thousands):

	Year Ended December 31,
	2008	2009	2010
Research and development	$14,350	$12,115	$7,926
General and administrative	10,443	8,104	5,654

Total	$24,793	$20,219	$13,580

     The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected life of the option is estimated using the “simplified” method as provided in ASC 718, previously SEC Staff Accounting Bulletin No. 107. Under this method, the expected life equals the arithmetic average of the vesting term and the original contractual term of the options. The Company has used the simplified method and will continue to use the simplified method as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term as the Company is in the development stage. The Company estimates volatility using the historical volatility of its stock. The Company has selected risk-free interest rates based on U.S. Treasury securities with an equivalent expected term in effect on the date the options were granted. Additionally, the Company uses historical data and management judgment to estimate stock option exercise behavior and employee turnover rates to estimate the number of stock option awards that will eventually vest. The Company calculated the fair value of employee stock options for the years ended December 31, 2009 and 2010 using the following assumptions:

Year Ended December 31,
	2009	2010
Risk-free interest rate	2.16% — 3.07%	0.74% — 3.14%
Expected lives	5.8 — 6.1 years	2.6 — 6.1 years
Volatility	78% — 80%	78% — 102%
Dividends	—	—
     The following table summarizes information about stock options outstanding:

			Weighted
		Weighted	Average
		Average	Grant
	Number	Exercise	Date	Aggregate
	of	Price	Fair Value	Intrinsic
	Shares	per Share	per Share	Value ($000)
Outstanding at January 1, 2010	6,403,498	7.20		$20,422
Granted	2,051,300	6.03	$4.06
Exercised	(317,787)	2.91
Forfeit	(167,337)	4.67
Expired	(208,841)	10.97

Outstanding at December 31, 2010	7,760,833	6.91		$19,229

Vested or expected to vest at December 31, 2010	7,123,858	7.04		$17,515
Exercisable at December 31, 2010	3,622,421	8.57		$8,289
     The total intrinsic value of options exercised during the years ended December 31, 2008, 2009 and 2010 was zero, $389,000 and $1.6 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at December 31 (for outstanding options), less the applicable exercise price.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Cash received from the exercise of options during the years ended December 31, 2009 and 2010 was approximately $383,000 and $924,000, respectively. There were no stock options exercised during the year ended December 31, 2008. The weighted-average remaining contractual terms for options outstanding, vested or expected to vest, and exercisable at December 31, 2010 was 8.7 years, 7.5 years and 6.3 years, respectively.
     A summary of restricted stock unit activity for the year ended December 31, 2010 is presented below:

		Weighted
		Average
	Number	Grant Date
	of	Fair Value
	Shares	per Share
Outstanding at January 1, 2010	3,419,533	$7.50
Granted	1,412,852	$5.98
Vested	(1,418,938)	$5.48
Forfeited	(141,803)	$6.46

Outstanding at December 31, 2010	3,271,644	$6.28

     The total restricted stock units expected to vest as of December 31, 2010 was 2,929,060 with a weighted average grant date fair value of $6.28. The total intrinsic value of restricted stock units expected to vest as of December 31, 2010 was $23.6 million. Intrinsic value of restricted stock units expected to vest is measured using the closing share price at December 31, 2010.
     Total intrinsic value of restricted stock units vested during the years ended December 31, 2008, 2009 and 2010 was $1.2 million, $23.6 million and $10.5 million, respectively. Intrinsic value of restricted stock units vested is measured using the closing share price on the day prior to the vest date. The total grant date fair value of restricted stock units vested during the years ended December 31, 2008, 2009 and 2010 was $4.2 million, $23.8 million and $7.8 million, respectively.
     As of December 31, 2010, there was $14.0 million and $18.7 million of unrecognized compensation expense related to options and restricted stock units, respectively, which is expected to be recognized over the weighted average vesting period of 2.6 years.
13. Warrants
     In connection with the sale of common stock in the private placement which closed on August 5, 2005, the Company concurrently issued warrants to purchase up to 3,426,000 shares of common stock at an exercise price of $12.228 per share (see Note 10). These warrants became exercisable on February 1, 2006 and expired on August 5, 2010. For the years ended December 31, 2008, 2009 and 2010, no warrants were exercised.
14. Commitments and contingencies
     Operating Leases — The Company leases certain facilities and equipment under various operating leases, which expire at various dates through 2013. Future minimum rental payments required under operating leases are as follows at December 31, 2010 (in thousands):

Year Ending December 31,
2011	$626
2012	269
2013	16
After 2013	0

Total minimum lease payments	$911

     Rent expense under all operating leases for the years ended December 31, 2008, 2009 and 2010 was approximately $1.7 million, $2.1 million and $1.2 million, respectively.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Capital Leases — The Company’s capital leases were not material for the years ended December 31, 2008, 2009 and 2010.
     Supply Agreement — In November 2007, the Company entered into a long-term supply agreement with Organon N.V. (“Organon”) pursuant to which Organon agreed to manufacture and supply specified quantities of recombinant human insulin. The initial term of this supply agreement was to end on December 31, 2012 and was subject to automatic extensions for consecutive two-year terms under specified circumstances. As of December 31, 2010, the Company has annual purchase commitments through the remaining initial term aggregating to approximately $78 million. On February 8, 2011, the Company gave written notice to Organon to terminate the supply agreement, effective March 10, 2011 (see Note 19).
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
     On November 23, 2010, John Arditi, a former Senior Director — GCP — Regulatory Affairs of the Company, filed a Demand for Arbitration against the Company and three of its employees — the Chief Scientific Officer, the Vice President — World Wide Regulatory Affairs, and the Chief Financial Officer — claiming that the Company terminated his employment in retaliation for his purported reporting of alleged unlawful practices in connection with the Company’s clinical trials. Mr. Arditi has asserted claims for violation of the New Jersey Conscientious Employee Protection Act, wrongful discharge, breach of contract, breach of the implied covenant of good faith and fair dealing, defamation and intentional infliction of emotional distress. Mr. Arditi is seeking, among other relief, compensatory and punitive damages and counsel fees, costs and interest. Before Mr. Arditi filed his arbitration demand, the Company completed an internal investigation and retained an independent outside firm to conduct an independent investigation of Mr. Arditi’s claims. Neither investigation found any basis for his claims. The Company believes the allegations made by Mr. Arditi are without merit and intend to defend against them vigorously.
     Following the receipt of the Complete Response letter from the FDA regarding the NDA for AFREZZA in January 2011 and the subsequent decline of the price of the Company’s common stock, several complaints were filed in the U.S. District Court for the Central District of California against the Company and certain of its officers and directors on behalf of certain purchasers of the Company’s common stock. The complaints include claims asserted under Sections 10(b) and 20(a) of the Exchange Act and have been brought as purported shareholder class actions. In general, the complaints allege that the Company and certain of its officers and directors violated federal securities laws by making materially false and misleading statements regarding the Company’s business and prospects for AFREZZA, thereby artificially inflating the price of its common stock. The plaintiffs are seeking unspecified monetary damages and other relief. The complaints have been transferred to a single court and consolidated for all purposes. The Company expects the court to appoint a lead plaintiff and a lead counsel and to order the lead plaintiff to file a consolidated complaint. The Company plans to vigorously defend against the claims advanced.
     In February 2011, a shareholder derivative complaint was filed in the Superior Court of California for the County of Los Angeles against the Company’s directors and certain of its officers. The complaints in the

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shareholder derivative action allege breaches of fiduciary duties by the defendants and other violations of law. In general, the complaint alleges that the Company’s directors and certain of its officers caused or allowed for the dissemination of materially false and misleading statements regarding the Company’s business and prospects for AFREZZA, thereby artificially inflating the price of its common stock. The plaintiffs are seeking unspecified monetary damages and other relief, including reforms to the Company’s corporate governance and internal procedures. The Company plans to vigorously defend against the claims advanced.
     Licensing Arrangement — On October 12, 2006, the Company entered into an agreement with The Technion Research and Development Foundation Ltd. (“TRDF”), an Israeli corporation affiliated with the Technion-Israel Institute of Technology (the “Technion”) to license certain technology from TRDF and to collaborate with TRDF in the further research in and the development and commercialization of such technology. In exchange for the rights that the Company obtained under this agreement, the Company agreed to pay to TRDF aggregate license fees of $3.0 million and to issue to TRDF a total of 300,000 shares of the Company’s common stock. The license fees were to be paid and the shares issued in three equal installments. The first installment occurred on October 18, 2006. The second installment was paid on December 3, 2007. The third installment was scheduled to occur, subject to the accomplishment of certain milestones, on October 12, 2008. The Company had also agreed to pay a total of $2.0 million to TRDF in three nearly equal installments to fund sponsored research to be conducted at TRDF by a team led by a faculty member at Technion. The initial sponsored research payment was made upon signing of the agreement. The second sponsored research payment occurred on December 3, 2007 and the third sponsored research payment was scheduled to occur, subject to the accomplishment of certain milestones, on October 12, 2008. The Company had also agreed to retain the services of the Technion faculty member as a consultant, for which the Company agreed to pay the consultant $60,000 per year and granted the individual an option to purchase 60,000 shares of the Company’s common stock. Under the terms of the agreement, the Company issued 100,000 shares of common stock to TRDF on October 12, 2006 and November 29, 2007, respectively. Additionally, $1.6 million in license fees were paid on October 18, 2006 and December 3, 2007, respectively. In August 2008, the Company ended its agreement with TRDF and made no further payments for licensing fees in 2008.
15. Employee benefit plans
     The Company administers a 401(k) Savings Retirement Plan (the “MannKind Retirement Plan”) for its employees. For the years ended December 31, 2008, 2009 and 2010, the Company contributed $914,000, $824,000 and $752,000 respectively, to the MannKind Retirement Plan.
16. Income taxes
     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized. Components of the net deferred tax asset as of December 31, 2009 and 2010 are approximately as follows (in thousands):

	December 31,
	2009	2010
Deferred tax assets:
Net operating loss carryforwards	$462,913	$508,272
Research and development credits	44,597	54,949
Capitalized research	40,754	33,597
Accrued expenses	1,389	1,600
Non-qualified stock option expense	20,024	24,435
Depreciation	6,047	9,333

Total net deferred tax assets	575,724	632,186
Valuation allowance	(575,724)	(632,186)

Net deferred tax assets	$—	$—

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company’s net deferred tax assets as of December 31, 2009, consist of $594.7 million of gross deferred tax assets and $19.0 million of gross deferred tax liabilities. The Company’s net deferred tax assets as of December 31, 2010, consist of $655.0 million of gross deferred tax assets and $22.8 million of gross deferred tax liabilities.
     The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2008, 2009 and 2010:

	December 31,
	2008	2009	2010
Federal tax benefit rate	35.0%	35.0%	35.0%
State tax benefit, net of federal benefit	—	—	—
Permanent items	—	—	—
Intercompany transfer of intellectual property	—	(18.0)	(5.0)
Valuation allowance	(35.0)	(17.0)	(30.0)

Effective income tax rate	0.0%	0.0%	0.0%

     As required by ASC 740 Income Taxes (“ASC 740”), formerly FASB Statement No. 109 Accounting for Income Taxes, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of its deferred tax assets. Accordingly, the net deferred tax assets have been fully reserved. Management reevaluates the positive and negative evidence on an annual basis. During the years ended December 31, 2008, 2009 and 2010, the change in the valuation allowance was $138.1 million, $50.2 million and $56.5 million, respectively, for income taxes.
     At December 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $1.3 billion and $840.3 million available, respectively, to reduce future taxable income and which will expire at various dates beginning in 2010 and 2012, respectively. As a result of the Company’s initial public offering, an ownership change within the meaning of Internal Revenue Code Section 382 occurred in August 2004. As a result, federal net operating loss and credit carry forwards of approximately $216.0 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year can be utilized in future years in addition to the Section 382 limitation for those years. The federal net operating losses generated subsequent to the Company’s initial public offering in August 2004 are currently not subject to any such limitation as there have been no ownership changes since August 2004 within the meaning of Internal Revenue Code Section 382. At December 31, 2010, the Company had research and development credits of $65.0 million that expire at various dates through 2031.
     The Company has evaluated the impact of ASC 740, previously FIN 48 Accounting for Uncertainty in Income Taxes, on its financial statements, which was effective beginning January 1, 2007. The evaluation of a tax position in accordance with this guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The cumulative effect, if any, of applying ASC 740 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company did not record a cumulative effect adjustment related to the adoption of ASC 740. Tax years since 1993 remain subject to examination by the major tax jurisdictions in which the Company is subject to tax.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Related party transactions
     On October 2, 2007, the Company entered into a loan arrangement with its principal stockholder to borrow up to a total of $350.0 million. On February 26, 2009, the promissory note underlying the loan arrangement was revised as a result of the principal stockholder being licensed as a finance lender under the California Finance Lenders Law. Accordingly, the lender was revised to The Mann Group LLC, an entity controlled by the Company’s principal stockholder. On August 10, 2010, the Company amended and restated the promissory note to extend the maturity date from December 31, 2011 to December 31, 2012, to provide for the cancellation of indebtedness under the note as described below, to provide that The Mann Group may require the Company to prepay the note in an amount not to exceed $200.0 million (less the amount of cancelled indebtedness) upon 90 days’ prior written notice or on December 31, 2012, whichever is earlier, and to limit the Company’s ability to borrow and reborrow under the note through December 31, 2011 to an amount equal to $350.0 million less the amount of cancelled indebtedness. On August 18, 2010, the Company entered into a letter agreement confirming a previous commitment by The Mann Group to not require the Company to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require the Company to use its working capital resources, including the proceeds from the sale of its 5.75% Senior Convertible Notes due 2015 (see Note 8). The Company had borrowed $235.3 million under this agreement as of December 31, 2010. As of December 31, 2010, the Company had accrued interest of $2.8 million related to the amount outstanding and had 98.0 million of available borrowings under the loan agreement (see Note 7).
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
     In the fourth quarter of 2010, and concurrently with sales of common stock to Seaside, the Company issued and sold a total of 2.1 million shares of common stock to The Mann Group for a total purchase price of $16.7 million, which was paid by the cancellation of outstanding principal under the Company’s loan agreement with The Mann Group.
     Alfred E. Mann, who is the Company’s principal stockholder and chief executive officer, has established the Alfred Mann Institute for Biomedical Development at the Technion (“AMI-Technion”) to expedite the translation of intellectual property and technology of the Technion into commercial medical products for the public benefit. Over a period of several years, Mr. Mann will establish a $100 million endowment for AMI-Technion. Mr. Mann does not directly or indirectly have any interest in TRDF (see Note 14).

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In connection with certain meetings of the Company’s board of directors and on other occasions when the Company’s business necessitated air travel for the Company’s principal stockholder and other Company employees, the Company utilized the principal stockholder’s private aircraft, and the Company paid the charter company that manages the aircraft on behalf of the Company’s majority stockholder approximately $130,000, $136,800 and $230,100, respectively, for the years ended December 31, 2008, 2009 and 2010 on the basis of the corresponding cost of commercial airfare. These payments were approved by the audit committee of the board of directors.
     The Company has entered into indemnification agreements with each of its directors and executive officers, in addition to the indemnification provided for in its amended and restated certificate of incorporation and amended and restated bylaws (see Note 14).
18. Selected quarterly financial data (unaudited)
     The following unaudited selected quarterly financial data has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth in the Company’s consolidated financial statements and notes herein. As a development stage enterprise, the Company has experienced fluctuations in its quarterly results related to the development of its lead product candidate, AFREZZA, and in its expansion of the product candidate portfolio. The Company expects these fluctuations to continue in the future. Due to these and other factors, the quarterly operating results are not indicative of the Company’s future performance.

	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2009
Net loss	$(59,412)	$(55,604)	$(45,555)	$(59,533)

Net loss applicable to common stockholders	$(59,412)	$(55,604)	$(45,555)	$(59,533)

Net loss per share applicable to common stockholders — basic and diluted	$(0.58)	$(0.54)	$(0.42)	$(0.53)

Weighted average common shares used to compute basic and diluted net loss per share applicable to common stockholders	102,030	102,322	108,779	112,860

	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2010
Net loss	$(44,700)	$(42,251)	$(45,303)	$(38,306)

Net loss applicable to common stockholders	$(44,700)	$(42,251)	$(45,303)	$(38,306)

Net loss per share applicable to common stockholders — basic and diluted	$(0.40)	$(0.37)	$(0.40)	$(0.33)

Weighted average common shares used to compute basic and diluted net loss per share applicable to common stockholders	113,095	113,116	113,528	114,932

19. Subsequent events
     On January 19, 2011 the Company announced that it received a complete response letter from the FDA regarding the NDA for AFREZZA Inhalation Powder for the treatment of adult patients with type 1 and type 2 diabetes for the control of hyperglycemia. A complete response letter is issued by the FDA’s Center for Drug Evaluation and Research when the review of a file is completed and questions remain that preclude the approval of the NDA in its current form. The principal issue raised by the FDA concerned the usage of in vitro performance data and clinical pharmacology data to bridge MannKind’s next-generation inhaler to the Phase 3 trials conducted using its MedTone inhaler. The FDA has requested that MannKind conduct two clinical trials with the next-generation inhaler (one in patients with type 1 diabetes and one in patients with type 2 diabetes), with at least one trial including a treatment group using the MedTone inhaler in order to obtain a head-to-head comparison of the data for the two devices. In the complete response letter, the FDA stated that after an adequate titration of study medication there

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
should be at least 12 weeks of relatively stable insulin dosing at the end of the treatment period. The FDA has also requested additional information concerning the performance characteristics, usage, handling, shipment and storage of the next-generation device, an update of safety information related to AFREZZA as well as information on proposed user training and changes to the proposed labeling of the device, blister pack, foil wrap and cartons.
     On January 12 and 26, 2011, the Company issued and sold a total of 1.4 million shares of common stock to Seaside for net proceeds of $9.7 million in accordance with the Company’s common stock purchase agreement with Seaside. Concurrently with the Seaside closing, the Company issued and sold 1.4 million shares to The Mann Group for a total purchase price of $11.1 million, which was paid by the cancellation of outstanding principal under the Company’s loan agreement with The Mann Group. As of January 26, 2011, the principal amount remaining under the loan agreement was $224.2 million, and the Company had $98.0 million of available borrowings under the loan arrangement.
     On February 8, 2011, the Company gave written notice to Organon to terminate the supply agreement, effective March 30, 2011. Pursuant to the terms of the supply agreement, the Company will be required to pay Organon a termination fee if Organon is unable to sell certain quantities of insulin to other parties under commercially viable terms within 12 months after termination. While the Company cannot determine at this time the amount of the termination fee, if any, that the Company may have to pay to Organon, the Company estimates that the maximum amount of the termination fee is approximately $40.1 million based on the applicable exchange rate and purchase price as of February 9, 2011.
     On February 10, 2011, the Company implemented a restructuring which reduced our total workforce by approximately 41 percent or 179 employees. The Company expects to substantially complete the workforce reduction by mid-April 2011. The Company expects to record charges of approximately $6.7 million for employee severance and other related termination benefits. Severance payments are expected to be paid in full by the end of the second quarter of 2011.