Form 10-Q
period 2011-03-31
MANNKIND CORP
filed 2011-05-10
CIK 899460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 22, 2011, there were 130,685,116 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION
Form 10-Q
For the Quarterly Period Ended March 31, 2011
AFREZZA®, MedTone® and Technosphere® are our registered trademarks in the United States. We have also applied for and have registered company trademarks in other jurisdictions, including Europe and Japan.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands except share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$46,912	$66,061
Marketable securities	549	4,370
State research and development credit exchange receivable — current	674	674
Prepaid expenses and other current assets	2,479	2,849

Total current assets	50,614	73,954
Property and equipment — net	203,179	202,356
State research and development credit exchange receivable — net of current portion	729	629
Other assets	230	317

Total	$254,752	$277,256

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,360	$3,294
Accrued expenses and other current liabilities	19,035	14,840

Total current liabilities	24,395	18,134
Senior convertible notes	209,655	209,335
Note payable to related party	224,203	235,319

Total liabilities	458,253	462,788

Commitments and contingencies
Stockholders’ deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value — 200,000,000 shares authorized; 130,674,783 and 127,793,178 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,307	1,278
Additional paid-in capital	1,611,373	1,587,858
Accumulated other comprehensive income	86	74
Deficit accumulated during the development stage	(1,816,267)	(1,774,742)

Total stockholders’ deficit	(203,501)	(185,532)

Total	$254,752	$277,256

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

			Cumulative period
			from February 14,
			1991 (date of
	Three months ended		inception) to
	March 31,		March 31,
	2011	2010	2011
Revenue	$50	$—	$3,131

Operating expenses:
Research and development	26,289	30,491	1,292,381
General and administrative	11,762	10,110	351,363
In-process research and development costs	—	—	19,726
Goodwill impairment	—	—	151,428

Total operating expenses	38,051	40,601	1,814,898

Loss from operations	(38,001)	(40,601)	(1,811,767)
Other income (expense)	1,350	(790)	(1,267)
Interest expense on note payable to related party	(2,476)	(2,102)	(19,927)
Interest expense on senior convertible notes	(2,413)	(1,210)	(20,266)
Interest income	15	3	36,986

Loss before provision for income taxes	(41,525)	(44,700)	(1,816,241)
Income taxes	—	—	(26)

Net loss	(41,525)	(44,700)	(1,816,267)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	(952)

Net loss applicable to common stockholders	$(41,525)	$(44,700)	$(1,839,479)

Net loss per share applicable to common stockholders — basic and diluted	$(0.34)	$(0.40)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	121,057	113,095

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Three months ended		Inception) to
	March 31,		March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,525)	$(44,700)	$(1,816,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,119	4,314	100,582
Stock-based compensation expense	2,708	3,749	116,130
Stock expense for shares issued pursuant to research agreement	—	—	3,018
Loss on sale, abandonment/disposal or impairment of property and equipment	—	—	23,575
Accrued interest on investments, net of amortization of discounts	—	—	(191)
In-process research and development	—	—	19,726
Goodwill impairment	—	—	151,428
Loss on available-for-sale securities	—	—	873
Other, net	5	(3)	1,109
Changes in assets and liabilities:
State research and development credit exchange receivable	(100)	1,265	(1,403)
Prepaid expenses and other current assets	370	455	(879)
Other assets	87	—	(230)
Accounts payable	(218)	1,208	1,484
Accrued expenses and other current liabilities	3,850	(4,786)	17,779
Other liabilities	—	—	(2)

Net cash used in operating activities	(30,704)	(38,498)	(1,383,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	—	(796,779)
Sales/ maturities of marketable securities	3,828	—	796,393
Purchase of property and equipment	(1,993)	(1,689)	(322,244)
Proceeds from sale of property and equipment	—	—	284

Net cash provided by (used in) investing activities	1,835	(1,689)	(322,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net	9,746	473	1,228,826
Collection of Series C convertible preferred stock subscriptions receivable	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivables	—	—	1,742
Borrowings on notes payable to related party	—	40,000	322,000
Principal payments on notes payable to principal stockholder	—	—	(70,000)
Borrowings on notes payable	—	—	3,460
Principal payments on notes payable	—	—	(1,667)
Proceeds from senior convertible notes	—	—	207,050
Payment of employment taxes related to vested restricted stock units	(26)	(1,253)	(11,600)

Net cash provided by financing activities	9,720	39,220	1,752,526

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(19,149)	$(967)	$46,912
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,061	30,019

CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,912	$29,052	$46,912

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$—	$—	$26
Interest paid in cash	5,504	1,873	37,653
Accretion on redeemable convertible preferred stock	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	171,154
Issuance of common stock for notes receivable	—	—	2,758
Issuance of put option by stockholder	—	—	(2,949)
Put option redemption by stockholder	—	—	1,921
Issuance of Series C convertible preferred stock subscriptions	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)
Non-cash construction in progress and property and equipment	4,371	1,025	4,371
Cancellation of principal on note payable to related party	11,116	—	27,797
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

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of business and basis of presentation
The accompanying unaudited condensed consolidated financial statements of MannKind Corporation and its subsidiaries (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest audited annual financial statements. The audited statements for the year ended December 31, 2010 are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 16, 2011 (the “Annual Report”).
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2011 may not be indicative of the results that may be expected for the full year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these accompanying financial statements involve assessing long-lived assets for impairment, accrued expenses, the valuation of stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.
Business — The Company is a biopharmaceutical company focused on the discovery and development of therapeutic products for diseases such as diabetes and cancer. The Company’s lead product candidate, AFREZZA (insulin human [rDNA origin]) Inhalation Powder, is an ultra rapid-acting insulin therapy in late-stage clinical investigation for the treatment of adults with type 1 or type 2 diabetes for the control of hyperglycemia.
AFREZZA consists of the Company’s proprietary Technosphere particles onto which insulin molecules are loaded. These loaded particles are then aerosolized and inhaled deep into the lung using the Company’s AFREZZA inhaler.
Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. Since its inception through March 31, 2011 the Company has reported accumulated net losses of $1.8 billion, which include a goodwill impairment charge of $151.4 million, and cumulative negative cash flow from operations of $1.4 billion. It is costly to develop therapeutic products and conduct clinical trials for these products. At March 31, 2011 the Company’s capital resources consisted of cash, cash equivalents, and marketable securities of $47.5 million and $98.0 million of available borrowings under the loan agreement with an entity controlled by the Company’s principal stockholder (see Note 12 — Related-party arrangements). Based upon the Company’s current expectations, management believes the Company’s existing capital resources will enable it to continue planned operations through the first quarter of 2012. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. If the Company is not successful in raising additional capital through equity or debt financing, entering a business collaboration, establishing other funding facilities, licensing arrangements, assets sales or other means, or increasing the borrowings available under the loan arrangement with its related party, the Company will be required to reduce expenses through the delay, reduction or curtailment of its projects, including AFREZZA development activities, or further reduction of costs for facilities and administration, and there will be substantial doubt about its ability to continue as a going concern.
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
Cash equivalents consist of highly liquid investments, with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash. As of March 31, 2011 and December 31, 2010, the Company held $35.0 million and $52.8 million, respectively of cash equivalents, consisting of money market funds, U.S. Treasury notes and commercial paper. The fair value of these investments was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).
The Company’s marketable securities consist principally of a certificate of deposit with a maturity greater than 90 days, held as collateral for the Company’s commercial card programs and a common stock investment that are classified as available-for-sale securities. The certificate of deposit is stated at fair value based on quoted prices for similar instruments in an active market (Level 2 in the fair value hierarchy) and the common stock investment is stated at fair value based on quoted prices in an active market (Level 1 in the fair value hierarchy). As of March 31, 2011 and December 31, 2010, there were marketable securities of $0.5 million and $4.4 million, respectively.
The following is a summary of the carrying values and estimated fair values of the Company’s senior convertible notes due in 2013 and 2015 (in millions).

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Notes due 2013	$113.4	$55.8	$113.3	$69.1
Notes due 2015	$96.2	$75.4	$96.0	$134.1
The senior convertible notes due 2013 estimated fair value was calculated based on quoted prices in an active market (Level 1 in the fair value hierarchy). The senior convertible notes due 2015 estimated fair value was calculated based on model-derived valuations whose inputs are observable (Level 2 in the fair value hierarchy).
Derivative financial instruments are reported in “Other assets” or “Accrued expenses and other current liabilities” in the condensed consolidated balance sheets and measured at fair value. The fair value of foreign exchange hedging contracts equals the carrying value at each balance sheet date. The fair value of these contracts are determined using methodologies based on market observable inputs (Level 2 in the fair value hierarchy), including foreign currency spot rates. The Company has used derivative financial instruments to manage its exposure to foreign currency exchange risks related to quarterly purchases on insulin. The Company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and through periodic settlements of positions.
The Company’s derivative financial instruments are not designated as hedging instruments, and gains or losses resulting from changes in the fair value are reported in “Other income (expense)”, in the condensed consolidated statements of operations. The Company entered into foreign exchange hedging contracts with notional amounts totaling zero and $25.5 million at March 31, 2011 and December 31, 2010, respectively. The Company recorded an unrealized loss of $567,000 on the outstanding contracts at December 31, 2010. The Company recorded a realized gain of $1.3 million and a realized loss of $288,000 related to these foreign exchange hedging contracts for the quarters ended March 31, 2011 and 2010, respectively. The Company terminated these contracts during the quarter ended March 31, 2011.
2. Investment in securities
The following is a summary of the available-for-sale securities classified as current assets (in thousands).

	March 31,			December 31,
	2011			2010
		Gross			Gross
		Unrealized		Cost	Unrealized	Fair
	Cost Basis	Gain	Fair Value	Basis	Gain	Value
Available-for-sale securities	$467	$82	$549	$4,295	$75	$4,370
The Company’s available-for-sale securities at March 31, 2011 consist of a $0.4 million certificate of deposit with a maturity greater than 90 days, held as collateral for the Company’s commercial card programs, and a common stock investment. The Company’s available-for-sale securities at December 31, 2010 consist principally of $4.2 million of certificates of deposit with a maturity greater than 90 days, held as collateral primarily for foreign exchange hedging instruments, and a common stock investment. Gross realized gains and losses for available-for-sale securities were insignificant and recorded as “Other income (expense)” in the condensed consolidated statements of operations. Gross unrealized gains and losses are included in “Other comprehensive gain (loss)” (see Note 5 — Comprehensive loss).

3. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2011	2010
Salary and related expenses	$11,040	$5,624
Research and clinical trial costs	780	668
Accrued interest	4,481	4,993
Construction in progress	73	149
Other	2,661	3,406

Accrued expenses and other current liabilities	$19,035	$14,840

4. Accounting for stock-based compensation
Total stock-based compensation expense was $2.7 million and $3.7 million for the three months ended March 31, 2011 and 2010, respectively. The Company issued stock awards to employees during the quarter ended March 31, 2011 with two year vesting. The grant date fair value of the 1,467,500 stock options and 1,181,100 restricted stock units issued during the quarter ended March 31, 2011 were $3.7 million and $4.5 million, respectively, with a grant date fair value per share of $3.80.
As of March 31, 2011, there was $16.2 million and $21.4 million of unrecognized compensation cost related to options and restricted stock units, respectively, which are expected to be recognized over the remaining weighted average vesting period of 2.5 years.
5. Comprehensive loss
Accounting Standards Codification (“ASC”) 220-10-45 Comprehensive Income Other Presentation requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments and cumulative translation gains and losses. In accordance with this guidance, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. For the three months ended March 31, 2011 and 2010, comprehensive loss consisted of (in thousands):

	Three months ended
	March 31,
	2011	2010
Net loss	$(41,525)	$(44,700)
Other comprehensive gain (loss):
Unrealized gain on investments	7	13
Cumulative translation gain (loss)	5	(3)

Comprehensive loss	$(41,513)	$(44,690)

6. Net loss per common share
Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period excluding the shares loaned under the share lending arrangement (see Note 10 — Common and preferred stock). As of March 31, 2011, 9,000,000 shares of the Company’s common stock, which were loaned to a share borrower pursuant to the terms of a share lending agreement as described in Note 10, were issued and are outstanding, and holders of the borrowed shares have all the rights of a holder of the Company’s common stock. However, because the share borrower must return all borrowed shares to the Company (or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 33,334,623 shares and 17,209,289 shares as of March 31, 2011 and 2010, respectively, and exclude the 9,000,000 shares loaned under the share lending arrangement.

7. Restructuring charges
On February 10, 2011, the Company announced that following receipt of the Complete Response letter from the United States Food and Drug Administration (“FDA”) regarding the new drug application (“NDA”) for AFREZZA, it implemented a restructuring to streamline operations, reduce operating expenses, extend the cash runway and focus its resources on securing the FDA’s approval of the NDA for AFREZZA. In connection with the restructuring, the Company reduced its total workforce by approximately 41% to 257 employees. The Company recorded charges of approximately $6.7 million for employee severance and other related termination benefits and recognized a liability of $6.7 million in February, which approximates fair value. The Company expects to complete the previously announced workforce reduction in the second quarter of 2011, at which point the Company expects to substantially pay the remainder of the obligation.

Workforce
Reduction
Restructuring Balance, February 11, 2011	$6,659
Cash payments	(2,799)

Restructuring Balance, March 31, 2011	$3,860

The $6.7 million of costs associated with the restructuring are included in “Research and development” and “General and administrative” operating expenses in the condensed consolidated statements of operations as $5.0 million and $1.7 million, respectively, for the three months ended March 31, 2011.
8. State research and development credit exchange receivable
The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. At March 31, 2011 and December 31, 2010, the estimated amounts receivable under the program were $1.4 million and $1.3 million, respectively.
9. Property and equipment — net
Property and equipment — net consist of the following (dollar amounts in thousands):

	Estimated
	Useful
	Life	March 31,	December 31,
	(Years)	2011	2010
Land	—	$5,273	$5,273
Buildings	39-40	54,948	54,948
Building improvements	5-40	113,489	113,489
Machinery and equipment	3-15	73,878	73,812
Furniture, fixtures and office equipment	5-10	5,369	5,369
Computer equipment and software	3	16,332	16,306
Leasehold improvements		53	53
Construction in progress		19,026	14,496

		288,368	283,746
Less accumulated depreciation and amortization		(85,189)	(81,390)

Property and equipment — net		$203,179	$202,356

Leasehold improvements are amortized over the shorter of the term of the lease or the service lives of the improvements. Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2011 and 2010, and the cumulative period from February 14, 1991 (date of inception) to March 31, 2011 was $3.8 million, $4.2 million and $98.0 million, respectively. Capitalized interest recorded during the three months ended March 31, 2011 and 2010 was $0.4 million and zero, respectively.
10. Common and preferred stock
The Company is authorized to issue 200,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized. As of March 31, 2011 and December 31, 2010, 130,674,783 and 127,793,178 shares of common stock, respectively, were issued and outstanding. Included in the common stock outstanding as of March 31, 2011 are 9,000,000 shares of common stock loaned to Bank of America under a share lending agreement in connection with the offering of the $100 million aggregate principal amount of 5.75% Senior Convertible Notes due 2015 (see Note 13 — Senior convertible notes). Bank of America is obligated to return the borrowed shares (or, in certain circumstances, the cash value thereof) to the Company on or about the 45th business day following the date as of which the entire principal amount of the notes ceases to be outstanding, subject to extension or acceleration in certain circumstances or early termination at Bank of America’s option. The Company did not receive any proceeds from the sale of the borrowed shares by Bank of America, but the Company did receive a nominal lending fee of $0.01 per share from Bank of America for the use of borrowed shares.
In August 2010, the Company entered into an agreement with Seaside 88, LP (“Seaside”) for the sale of up to 18,200,000 shares of common stock in increments of 700,000 shares on a bi-weekly basis with the first closing date scheduled for September 22, 2010 provided that certain conditions are met, including for a particular closing to take place, the ten-day volume weighted average trading price for the Company’s common stock immediately prior to such closing must be at least $6.50 per share. If the ten-day volume weighted average trading price for a particular closing is below $6.50 per share, then that closing will not occur and the aggregate number of shares to be purchased will be reduced by 700,000 shares. The purchase price per share at each closing will be equal to 92% of that 10-day volume weighted average price. The agreement with Seaside will terminate on the day following the final closing under the agreement, or the Company may terminate the Seaside agreement at any time upon written notice. During the quarter ended March 31, 2011, the Company issued and sold a total of 1,400,000 shares of common stock to Seaside for net proceeds of $9.7 million. As of March 31, 2011, the Company had issued and sold a total of 3,500,000 shares of common stock to Seaside for net proceeds of $23.8 million in accordance with the agreement, and a total of 6,300,000 shares remained subject to future sale if the Company is able to satisfy the conditions precedent for sales of shares under the agreement, including the minimum price requirement.
In conjunction with the Seaside agreement, in August 2010, the Company entered into a common stock purchase agreement with The Mann Group LLC (“The Mann Group”), an entity controlled by the Company’s principal stockholder. Under this common stock purchase agreement, the Company is required to issue and sell, and The Mann Group is obligated to purchase at a price equal to the greater of $7.15 per share (the closing bid price of the Company’s common stock on August 10, 2010) and the closing bid price of common stock on the trading day immediately preceding the applicable closing date, the same number of shares of the Company’s common stock that Seaside purchases on each closing date under its agreement with the Company (see Note 12 — Related-party arrangements). During the quarter ended March 31, 2011, the Company issued and sold a total of 1,400,000 shares of common stock to The Mann Group that resulted in total debt reduction of $11.1 million. As of March 31, 2011, the Company had issued and sold a total of 3,500,000 shares of common stock to The Mann Group that had resulted in total debt reduction of $27.8 million, and a total of 6,300,000 shares remained subject to future sale.
11. Commitments and contingencies
Supply Commitments — In November 2007, the Company entered into a long-term supply agreement with N.V. Organon (“Organon”), now a subsidiary of Merck & Co., Inc., pursuant to which Organon manufactured and supplied specified quantities of recombinant human insulin to the Company. On February 8, 2011, in accordance with the termination provisions of the supply agreement, the Company gave 30 days’ written notice to Organon to terminate the agreement, effective March 10, 2011. As a consequence of termination, Organon is not entitled to make (and the Company is not obliged to accept) any deliveries of insulin for which a delivery date under a purchase order had not passed as of February 8, 2011, which includes all purchase orders previously placed for 2011 shipments. However, pursuant to the terms of the supply agreement, the Company may be required to pay Organon a termination fee if Organon is unable to sell certain quantities of insulin to third parties under commercially viable terms within 12 months after termination. While the Company cannot determine at this time the amount of the termination fee, if any, that the Company may have to pay to Organon, the Company estimates that the maximum amount of the termination fee, as calculated under the termination provisions of the agreement, is approximately $40.1 million based on the applicable exchange rate and purchase price at the time the termination notice was sent. On the other hand, the supply agreement also expressly limits the liability of one party to another to an amount equal to the total value of invoices paid by the Company under the supply agreement during the 12 months preceding a claim. During the preceding 12 months, the Company had paid invoices to Organon totaling approximately $16.3 million. The Company has held a series of discussions with Organon in order to attempt to resolve the basis for determining the amount, if any, potentially owed by the Company to Organon in connection with the termination of the supply agreement but has been unable to reach an agreement. On April 14, 2011, in accordance with the dispute resolution provisions of the supply agreement, the Company requested that the International Institute for Conflict Prevention & Resolution appoint an independent mediator to endeavor to settle this dispute by mediation. Given that the amount of a probable loss cannot be reasonably estimated as it is unknown if Organon will be able to sell any quantities of insulin to third parties within the 12 months after termination, the Company has not recorded a liability related to this contingency as of March 31, 2011.

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
Litigation — The Company is involved in various legal proceedings and other matters. In accordance with ASC 450 Contingencies, previously the Financial Accounting Standards Board (“FASB”) Statement No. 5, Accounting for Contingencies, the Company would record a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
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
Following the receipt of the Complete Response letter from the FDA regarding the NDA for AFREZZA in January 2011 and the subsequent decline of the price of the Company’s common stock, several complaints were filed in the U.S. District Court for the Central District of California against the Company and certain of its officers and directors on behalf of certain purchasers of the Company’s common stock. The complaints include claims asserted under Sections 10(b) and 20(a) of the Exchange Act and have been brought as purported shareholder class actions. In general, the complaints allege that the Company and certain of its officers and directors violated federal securities laws by making materially false and misleading statements regarding the Company’s business and prospects for AFREZZA, thereby artificially inflating the price of its common stock. The plaintiffs are seeking unspecified monetary damages and other relief. The complaints have been transferred to a single court and consolidated for all purposes. The court has appointed a lead plaintiff and lead counsel and has ordered the lead plaintiff to file a consolidated complaint by June 27, 2011. The Company plans to vigorously defend against the claims advanced.
Starting in February 2011, shareholder derivative complaints were filed in the Superior Court of California for the County of Los Angeles against the Company’s directors and certain of its officers. The complaints in the shareholder derivative actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the complaints allege that the Company’s directors and certain of its officers caused or allowed for the dissemination of materially false and misleading statements regarding the Company’s business and prospects for AFREZZA, thereby artificially inflating the price of its common stock. The plaintiffs are seeking unspecified monetary damages and other relief, including reforms to the Company’s corporate governance and internal procedures. The Company plans to vigorously defend against the claims advanced.
12. Related-party arrangements
In October 2007, the Company entered into a $350.0 million loan arrangement with its principal stockholder. In February 2009, the promissory note underlying the loan arrangement was revised as a result of the principal stockholder being licensed as a finance lender under the California Finance Lenders Law. Accordingly, the lender was revised to The Mann Group. Interest accrues on each outstanding advance at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum and is payable quarterly in arrears. The borrowing rate was 4.7% and 4.8% at March 31, 2011 and December 31, 2010, respectively. In August 2010, the Company amended and restated the promissory note to extend the maturity date from December 31, 2011 to December 31, 2012, to provide for the cancellation of indebtedness under the note as described below, to provide that The Mann Group may require the Company to prepay the note in an amount not to exceed $200.0 million (less the amount of cancelled indebtedness) upon 90 days’ prior written notice or on December 31, 2012, whichever is earlier, and to limit the Company’s ability to borrow and reborrow under the note through December 31, 2011 to an amount equal to $350.0 million less the amount of cancelled indebtedness. The Mann Group has agreed not to exercise its prepayment right if such prepayment would require the use of working capital resources to repay the loan. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the loan arrangement are unsecured. The loan arrangement contains no financial covenants. There are no warrants associated with the loan arrangement. The principal amount outstanding under the loan arrangement was $224.2 million and $235.3 million at March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, the Company had accrued interest of $2.5 million related to the amount outstanding, had cancelled a total of $27.8 million indebtedness and had $98.0 million of available borrowings under the loan arrangement.
In August 2010, the Company entered into a common stock purchase agreement with The Mann Group. Under this common stock purchase agreement, the Company is required to issue and sell, and The Mann Group is obligated to purchase, the same number of shares of the Company’s common stock that Seaside purchases on each closing date under its agreement with the Company. The price of the shares that the Company sells to The Mann Group under the agreement will be equal to the greater of $7.15 per share (the closing bid price of the Company’s common stock on August 10, 2010) and the closing bid price of the Company’s common stock on the trading day immediately preceding the applicable closing date. The aggregate purchase price for the shares of common stock the Company issues and sells to The Mann Group will be paid by cancelling an equal amount of the outstanding principal under the $350.0 million loan arrangement provided by The Mann Group. To the extent that the outstanding principal amount owed under the loan arrangement is insufficient to pay the full purchase price for the shares of common stock to be acquired, The Mann Group will be obligated to pay cash for the balance of the shares of common stock it is obligated to purchase under the common stock purchase agreement. The common stock purchase agreement with The Mann Group will terminate on the day following the final closing under the Company’s common stock purchase agreement with Seaside or upon termination of the Seaside agreement.
13. Senior convertible notes
Senior convertible notes consist of the following (in thousands):

	March 31	December 31
	2011	2010
Notes due 2013
Principal amount	$115,000	$115,000
Unamortized debt issuance expense	(1,562)	(1,699)

Net carrying amount	113,438	113,301

Notes due 2015
Principal amount	$100,000	$100,000
Unamortized debt issuance expense	(3,783)	(3,966)

Net carrying amount	96,217	96,034

Senior convertible notes	$209,655	$209,335

In August 2010, the Company completed a Rule 144A offering of $100.0 million aggregate principal amount of 5.75% Senior Convertible Notes due 2015. The Notes due 2015 are governed by the terms of an indenture dated as of August 24, 2010. The Notes due 2015 bear interest at the rate of 5.75% per year on the principal amount, payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011. As of March 31, 2011 and December 31, 2010, the Company had accrued interest of $0.7 million and $2.0 million, respectively related to the Notes due 2015. The Notes due 2015 are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the Notes due 2015 is August 15, 2015 and payment is due in full on that date for unconverted securities. Holders of the Notes due 2015 may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 147.0859 shares per $1,000 principal amount, which is equal to a conversion price of approximately $6.80 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes due 2015 converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of Notes due 2015 will have the option to require the Company to repurchase all or any portion of such holder’s Notes at a repurchase price of 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any. The Company may elect to redeem some or all of the Notes due 2015 if the closing stock price has equaled 150% of the conversion price for at least 20 of the 30 consecutive trading days ending on the trading day before the Company’s redemption notice. The redemption price will equal 100% of the principal amount of the Notes due 2013 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a make-whole payment equal to the sum of the present values of the remaining scheduled interest payments through and including August 15, 2015 (other than interest accrued up to, but excluding, the redemption date). The Company will be obligated to make the make-whole payment on all the Notes due 2015 called for redemption and converted during the period from the date the Company mailed the notice of redemption to and including the redemption date. The Company may elect to make the make-whole payment in cash or shares of its common stock, subject to certain limitations. The Company incurred approximately $4.2 million in issuance costs which are recorded as an offset to the Notes due 2015 in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Notes due 2015.
In December 2006, the Company completed a registered offering of $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013. The Notes due 2013 are governed by the terms of an indenture dated as of November 1, 2006 and a First Supplemental Indenture, dated as of December 12, 2006. The Notes due 2013 bear interest at the rate of 3.75% per year on the principal amount, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2007. As of March 31, 2011 and December 31, 2010, the Company had accrued interest of $1.3 million and $0.2 million, respectively, related to the Notes due 2013. The Notes due 2013 are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the Notes due 2013 is December 15, 2013 and payment is due in full on that date for unconverted securities. Holders of the Notes due 2013 may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 44.5002 shares per $1,000 principal amount, which is equal to a conversion price of approximately $22.47 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes due 2013 converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of Notes due 2013 will have the option to require the Company to repurchase all or any portion of such holder’s Notes at a repurchase price of 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any. The Company incurred approximately $3.7 million in issuance costs which are recorded as an offset to the Notes due 2013 in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Notes due 2013.
Amortization of debt issuance expense in connection with the Notes offerings during the three months ended March 31, 2011 and 2010 was $320,000 and $132,000, respectively.
14. Income taxes
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A Risk Factors and elsewhere in this quarterly report on Form 10-Q. These interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes for the year ended December 31, 2010 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.
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
In March 2009, we submitted a new drug application, or NDA, for AFREZZA to the U.S. Food and Drug Administration, or FDA. On March 12, 2010, we received a Complete Response letter from the FDA regarding the NDA for AFREZZA. A Complete Response letter is issued by the FDA’s Center for Drug Evaluation and Research when the review of a submitted file is completed and questions remain that preclude the approval of the NDA in its current form. One of the questions raised in the March 2010 Complete Response letter was a request for information about the comparability of the then proposed commercial version of the inhaler to the version of the device that was used in clinical trials, which we refer to as the MedTone (model C) inhaler.
In June 2010, we held an End-of-Review meeting with the FDA to discuss our approach for addressing their questions. During the meeting, we discussed a study in which we had demonstrated that the MedTone (model C) inhaler and our next-generation inhaler, which we sometimes refer to as the Dreamboat inhaler, are bioequivalent — that is, the same amount of the same insulin formulation passes quickly through the pulmonary membrane and reaches the bloodstream when either inhaler is used. Following the conclusion of this meeting, we determined that submitting our comparability data for the next-generation inhaler was the best approach for addressing the FDA’s inhaler-related questions. Accordingly, in late June 2010, we submitted the bioequivalency results as part of our response to the March 2010 Complete Response letter.
On January 18, 2011 we received a second Complete Response letter from the FDA, in which the principal issue was the usage of in vitro performance data and bioequivalence data to bridge our next-generation inhaler to the Phase 3 trials conducted using our MedTone (model C) inhaler. The FDA requested that we conduct two clinical studies with the next-generation inhaler (one in patients with type 1 diabetes and one in patients with type 2 diabetes), with at least one trial including a treatment group using the MedTone (model C) inhaler in order to obtain a head-to-head comparison of the pulmonary safety data for the two devices. In the January 2011 Complete Response letter, the FDA also stated that after an adequate titration of study medication there should be at least 12 weeks of relatively stable insulin dosing during the treatment period. In addition to this request, the FDA requested additional information concerning the performance characteristics, usage, handling, shipment and storage of the next-generation inhaler, an update of safety information related to AFREZZA as well as information on proposed user training and changes to the proposed labeling of the device, blister pack, foil wrap and cartons.
On May 4, 2011, we held an End-of-Review meeting with the FDA to discuss the design of the requested Phase 3 clinical trials. In this meeting, we were able to clarify many details about the FDA’s requirements for approval of AFREZZA, particularly with respect to the study involving patients with type 1 diabetes. With respect to the study in type 2 diabetes patients, the agency indicated that its minutes of the meeting would contain additional advice regarding certain aspects of this study. Accordingly, following receipt of the meeting minutes, we are planning to prioritize our clinical trial resources on finalizing the protocol and initiating a Phase 3 trial of type 1 diabetes patients in which we evaluate A1C levels after an adequate titration of AFREZZA followed by a relatively stable insulin dose for at least 12 weeks. This study will also include a treatment group using the MedTone (model C) inhaler in order to obtain a head-to-head comparison of the pulmonary safety data for the two devices. We will continue to work closely with the FDA in an effort to ensure that the design of the corresponding trial in type 2 diabetes patients fully addresses the agency’s requests before we initiate this study. There can be no assurance that we will be able to satisfy all of the FDA’s requirements or that the FDA will find our proposed approach to these clinical studies acceptable. The FDA could also request that we conduct additional clinical studies beyond the currently planned studies in order to provide sufficient data for approval of the NDA.

In light of the guidance received from the FDA in our most recent End-of-Review meeting, we believe that our AFREZZA-related development activities are now entering a period in which the focus is on the tactical challenges of executing a robust Phase 3 clinical program and that questions of clinical and regulatory strategy have largely been resolved. At the same time, some of our early-stage oncology programs have progressed to a point where we are beginning to see their potential as assets. Accordingly, our Chief Scientific Officer, Dr. Peter Richardson, is now focused primarily on the task of advancing the development of our oncology programs, particularly MKC204 — a new chemical entity that is currently undergoing preclinical evaluation for its potential to treat multiple myeloma. Our President and Chief Operating Officer, Hakan Edstrom, will assume the responsibility of supervising the tactical operations of our clinical and regulatory groups.
We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of March 31, 2011, we have incurred a cumulative net loss of $1.8 billion and an accumulated stockholders’ deficit of $203.5 million. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities, convertible debt securities and borrowings under our related party loan. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding in the future, there will be substantial doubt about our ability to continue as a going concern.
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
We do not expect to record sales of any product prior to regulatory approval and commercialization of AFREZZA. We currently do not have the required approvals to market any of our product candidates, and we may not receive such approvals. We may not be profitable even if we succeed in commercializing any of our product candidates. We expect to make substantial expenditures and to incur additional operating losses for at least the next several years as we:
•	continue the clinical development of AFREZZA and new inhalation systems for the treatment of diabetes;

•	seek regulatory approval to sell AFREZZA in the United States and other markets;

•	seek development and commercialization collaborations for AFREZZA;

•	seek development collaborations for our cancer immunotherapy and cancer drug programs; and

•	develop additional applications of our proprietary Technosphere platform technology for the pulmonary delivery of other drugs.
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
RESULTS OF OPERATIONS
Three months ended March 31, 2011 and 2010
Revenues
During the three months ended March 31, 2011 we recognized revenue of $50,000 under a license agreement and we did not recognize any revenue during the same period in 2010. We do not anticipate sales of any product prior to regulatory approval and commercialization of AFREZZA.
Research and Development Expenses
The following table provides a comparison of the research and development expense categories for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three months ended
	March 31,
	2011	2010	$ Change	% Change
Clinical	$6,449	$6,929	$(480)	(7%)
Manufacturing	14,328	17,987	(3,659)	(20%)
Research	4,215	3,578	637	18%
Research and development tax credit	(100)	(235)	135	(57%)
Stock-based compensation expense	1,397	2,232	(835)	(37%)

Research and development expenses	$26,289	$30,491	$(4,202)	(14%)

The decrease in research and development expenses for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, was primarily due to a $4.4 million decrease in manufacturing costs resulting from the termination of our supply contract with Organon as well as decreased costs associated with the clinical development of AFREZZA. Decreases were partially offset by $5.0 million of severance-related costs in the first quarter of 2011 associated with the reduction in force which occurred in February 2011.
We anticipate that our research and development expenses will increase in 2011 compared to the prior year as we incur costs associated with the additional trials required by the FDA.
General and Administrative Expenses
The following table provides a comparison of the general and administrative expense categories for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three months ended
	March 31,
	2011	2010	$ Change	% Change
Salaries, employee related and other general expenses	$10,451	$8,593	$1,858	22%
Stock-based compensation expense	1,311	1,517	(206)	(14%)

General and administrative expenses	$11,762	$10,110	$1,652	16%

General and administrative expenses for the three months ended March 31, 2011 increased as compared to the same period in the prior year primarily due to increased severance-related costs of $1.7 million in the first quarter of 2011 associated with the reduction in force which occurred in February 2011. Overall, we expect general and administrative expenses to decrease in 2011 as a result of a smaller workforce going forward.
Other Income and Expense
Other income for the three months ended March 31, 2011 increased $2.1 million as compared to the same period in the prior year primarily because we recorded a realized gain of $1.3 million and a realized loss of $288,000 related to foreign exchange hedging contracts for the quarters ended March 31, 2011 and 2010, respectively. The Company terminated these contracts during the quarter ended March 31, 2011.
Interest Income and Expense
Interest income for the three months ended March 31, 2011 increased by $12,000 as compared to the same period in the prior year primarily due to a higher annualized yield on our investment account and a higher investment balance during the period.
Interest expense for the three months ended March 31, 2011 increased by $1.6 million as compared to the same period in the prior year primarily due to the additional interest expense associated with our issuance of 5.75% Senior Convertible Notes in August 2010. (See Note 13 — Senior convertible notes, of the Notes to the accompanying financial statements).
LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations primarily through the sale of equity securities, convertible debt securities and borrowings under our related party note.
In October 2007, we entered into a loan arrangement with our principal stockholder allowing us to borrow up to a total of $350.0 million. In February 2009, as a result of our principal stockholder being licensed as a finance lender under the California Finance Lenders Law, the promissory note underlying the loan arrangement was revised to reflect the lender as The Mann Group LLC, an entity controlled by our principal stockholder. Interest accrues on each outstanding advance at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum and is payable quarterly in arrears. In August 2010, we amended and restated the existing promissory note evidencing the loan arrangement with The Mann Group to extend the maturity date from December 31, 2011 to December 31, 2012. Under the amended and restated promissory note, The Mann Group can require us to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If The Mann Group exercises this right, we will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances. In August 2010, we entered into a letter agreement confirming a previous commitment by The Mann Group to not require us to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require us to use our working capital resources, including the proceeds from the sale of our 5.75% Senior Convertible Notes due 2015. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at the lender’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the loan arrangement are unsecured. The loan arrangement contains no financial covenants. As of March 31, 2011, the amount borrowed and outstanding under the arrangement was $224.2 million and we had $98.0 million of available borrowings under the arrangement.
In August 2010, Seaside and we entered into a common stock purchase agreement, or the Seaside purchase agreement. The Seaside purchase agreement requires us to issue and sell, and Seaside to buy, up to 18,200,000 shares of our common stock in installments of 700,000 shares once every 14 days, subject to the satisfaction of certain closing conditions at each closing, beginning on September 22, 2010 and ending approximately 50 weeks after the initial closing. The price of the shares that we sell to Seaside is at an 8% discount to the volume weighted average trading price for our common stock for the ten consecutive trading days immediately preceding each closing date. For a particular closing to take place, the ten-day volume weighted average trading price for our common stock immediately prior to such closing must be at least $6.50 per share. If the ten-day volume weighted average trading price for a particular closing is below $6.50 per share, then that closing will not occur and the aggregate number of shares to be purchased will be reduced by 700,000 shares. Seaside also has the right not to complete a purchase of shares at a closing if it would cause Seaside’s beneficial ownership of our common stock, calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to exceed 10% of our outstanding common stock immediately after such subsequent closing. Seaside has agreed not to engage in short sales of our common stock during the term of the Seaside purchase agreement and agreed that it will not sell more than 10% of the total number of shares of common stock traded on any trading day. In August 2010, we entered into an agreement with Omni Capital Corporation to pay that firm a finder’s fee in an amount equal to 1% of the aggregate value of all cash invested by Seaside under the Seaside purchase agreement. As of March 31, 2011, a total of 3,500,000 shares had been sold to Seaside under the Seaside purchase agreement for net proceeds of $23.8 million.
In conjunction with the Seaside agreement, in August 2010, The Mann Group and we entered into a common stock purchase agreement, or the Mann purchase agreement. Under the Mann purchase agreement, we are required to issue and sell, and The Mann Group is obligated to purchase, the same number of shares of our common stock that Seaside purchases on each closing date under the Seaside purchase agreement. The price of the shares that we issue and sell to The Mann Group is equal to the greater of $7.15 per share (the closing bid price of our common stock on August 10, 2010) and the closing bid price of our common stock on the trading day immediately preceding the applicable closing date. The aggregate purchase price for the shares of common stock we issue and sell to The Mann Group is paid by cancelling an equal amount of the outstanding principal under the $350.0 million revolving loan arrangement provided by The Mann Group. To the extent that the outstanding principal amount owed under the loan arrangement is insufficient to pay the full purchase price for the shares of common stock to be acquired, The Mann Group will be obligated to pay cash for the balance of the shares of common stock it is obligated to purchase under the Mann purchase agreement. The Mann purchase agreement will terminate on the day following the final closing under the Seaside purchase agreement or upon termination of the Seaside purchase agreement. As of March 31, 2011, a total of 3,500,000 shares had been issued to The Mann Group under the Mann purchase agreement, which were paid for by the cancellation of $27.8 million of outstanding principal under the loan arrangement.
During the three months ended March 31, 2011, we used $30.7 million of cash for our operations compared to using $38.5 million for our operations in the three months ended March 31, 2010. We had a net loss of $41.5 million for the three months ended March 31, 2011, of which $6.8 million consisted of non-cash charges such as depreciation and amortization, and stock-based compensation. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of AFREZZA.
We had $1.8 million of cash inflows from investing activities during the three months ended March 31, 2011, compared to outflows of $1.7 million for the three months ended March 31, 2010. For the three months ended March 31, 2011 and 2010, $2.0 million and $1.7 million, respectively, were used to purchase machinery and equipment to expand our manufacturing operations and our quality systems that support clinical trials for AFREZZA. We had cash inflows of $3.8 million for the three months ended March 31, 2011 related to the early termination of certificates of deposit that were previously held as collateral for foreign exchange hedging instruments.
Our financing activities generated $9.7 million of cash for the three months ended March 31, 2011, compared to $39.2 million for the same period in 2010. For the three months ended March 31, 2011, cash from financing activities was primarily from the sale of common stock to Seaside during the first quarter of 2011 as well as the exercise of stock options.
As of March 31, 2011, we had $47.5 million in cash, cash equivalents and marketable securities. Although we believe our existing cash resources, including the $98.0 million remaining available under our loan arrangement with The Mann Group will be sufficient to fund our anticipated cash requirements through the first quarter of 2012, we will require significant additional financing in the future to fund our operations and if we are unable to do so, there will be substantial doubt about our ability to continue as a going concern. Accordingly, we expect that we will need to raise additional capital, either through the sale of equity or debt securities, the entry into a strategic business collaboration with a pharmaceutical or biotechnology company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, or an increase in the borrowings available under the loan arrangement with our related party, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities.
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

If we enter into a strategic business collaboration with a pharmaceutical or biotechnology company, we would expect, as part of the transaction, to receive additional capital. In addition, we expect to pursue the sale of equity and/or debt securities, or the establishment of other funding facilities. Issuances of debt or additional equity could impact the rights of our existing stockholders, dilute the ownership percentages of our existing stockholders and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets, including our Technosphere technology platform. There can be no assurance, however, that any strategic collaboration, sale of securities or sale or license of assets will be available to us on a timely basis or on acceptable terms, if at all. If we are unable to raise additional capital, we will be required to enter into agreements with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such agreements may not be on terms as commercially favorable to us.
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
Off-Balance Sheet Arrangements
As of March 31, 2011 we did not have any off-balance sheet arrangements.
Contractual Obligations
On February 8, 2011, in accordance with the termination provisions of the supply agreement, we gave 30 days’ written notice to Organon to terminate the agreement, effective March 10, 2011. As a consequence of termination, Organon is not entitled to make (and we are not obliged to accept) any deliveries of insulin for which a delivery date under a purchase order has not yet passed, which includes all purchase orders previously placed for 2011 shipments. However, pursuant to the terms of the supply agreement, we may be required to pay Organon a termination fee if Organon is unable to sell certain quantities of insulin to third parties under commercially viable terms within 12 months after termination. We have held a series of discussions with Organon in order to attempt to resolve the basis for determining the amount, if any, potentially owed by us to Organon in connection with our termination of the supply agreement. On April 14, 2011, in accordance with the dispute resolution provisions of the supply agreement, we requested that the International Institute for Conflict Prevention & Resolution appoint an independent mediator to endeavor to settle this dispute by mediation. (See Note 11 — Commitments and contingencies of the Notes to the accompanying financial statements.)
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates impacting our short-term investment portfolio as well as the interest rate on our credit facility with The Mann Group. The interest rate on our credit facility with The Mann Group is a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum. Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments is entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments at March 31, 2011 are comprised mainly of a certificate of deposit and a common stock investment. We continue to utilize our $350.0 million credit facility to fund operations. As of March 31, 2011, the amount borrowed and outstanding under the credit facility was $224.2 million. The interest rate is fixed at the time of the draw. If interest rates were to increase from levels at March 31, 2011 we could experience a higher level of interest expense than assumed in our current operating plan.
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
Our chief executive officer and chief financial officer performed an evaluation under the supervision and with the participation of our management, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2011. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Following the receipt by us of the Complete Response letter from the FDA regarding the NDA for AFREZZA in January 2011 and the subsequent decline of the price of our common stock, several complaints were filed in the U.S. District Court for the Central District of California against us and certain of our officers and directors on behalf of certain purchasers of our common stock. The complaints include claims asserted under Sections 10(b) and 20(a) of the Exchange Act and have been brought as purported shareholder class actions. In general, the complaints allege that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding our business and prospects for AFREZZA, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. The complaints have been transferred to a single court and consolidated for all purposes. The court has appointed a lead plaintiff and lead counsel and has ordered the lead plaintiff to file a consolidated complaint by June 27, 2011. We will vigorously defend against the claims advanced.
Starting in February 2011, shareholder derivative complaints were filed in the Superior Court of California for the County of Los Angeles against our directors and certain of our officers. The complaints in the shareholder derivative actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the complaints allege that our directors and certain of our officers caused or allowed for the dissemination of materially false and misleading statements regarding our business and prospects for AFREZZA, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief, including reforms to our corporate governance and internal procedures. We will vigorously defend against the claims advanced.
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

RISKS RELATED TO OUR BUSINESS
We depend heavily on the successful development and commercialization of our lead product candidate, AFREZZA, which is not yet approved. *
To date, we have not commercialized any product candidates. We have expended significant time, money and effort in the development of our lead product candidate, AFREZZA, which has not yet received regulatory approval and which may not be approved by the FDA in a timely manner, or at all. Our other product candidates are generally in early clinical or preclinical development. We anticipate that in the near term, our ability to generate revenues will depend solely on the successful development and commercialization of AFREZZA.
In January 2011, the FDA requested that we conduct additional clinical studies of AFREZZA using our next-generation inhaler. In early May 2011, we held an End-of-Review meeting with the agency to discuss the protocols for the additional studies and, during this meeting, we believe that we achieved an understanding of what the FDA would accept for consideration of approval of AFREZZA. We plan to work closely with the FDA in our effort to ensure that future clinical studies address the agency’s requests. There can be no assurance that we will be able to satisfy all of the FDA’s requirements or that the FDA will find our proposed approach to future clinical studies acceptable. The FDA could also again request that we conduct additional clinical trials to provide sufficient data for approval of the NDA. There can be no assurance that we will obtain approval of the NDA in a timely manner or at all.
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
We have never been profitable and, as of March 31, 2011, we had incurred a cumulative net loss of $1.8 billion. The cumulative net loss has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates, including AFREZZA. This cumulative net loss may increase significantly as we continue development and clinical trial efforts.
Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of March 31, 2011, we had a stockholders’ deficit of $203.5 million. Our ability to achieve and sustain profitability depends upon obtaining regulatory approvals for and successfully commercializing AFREZZA, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates, and we may not receive them. We may not be profitable even if we succeed in commercializing any of our product candidates. As a result, we cannot be sure when we will become profitable, if at all.
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
Based upon our current expectations, we believe that our existing capital resources, including the loan arrangement with The Mann Group. but excluding any proceeds to us from the common stock purchase agreement that we entered into with Seaside, will enable us to continue planned operations through the first quarter of 2012. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. In any event, we plan to raise additional funds, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, or an increase in the borrowings available under the loan arrangement with our related party, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. However, it may be difficult for us to raise additional funds through these planned measures. As of March 31, 2011, we had a stockholders’ deficit of $203.5 million which may raise concerns about our solvency and affect our ability to raise additional capital. The amount of additional funds we need will depend on a number of factors, including:
•	the rate of progress and costs of our clinical trials and research and development activities, including costs of procuring clinical materials and operating our manufacturing facilities;

•	our success in establishing strategic business collaborations and the timing and amount of any payments we might receive from any collaboration we are able to establish;

•	actions taken by the FDA and other regulatory authorities affecting our products and competitive products;

•	our degree of success in commercializing AFREZZA;

•	the emergence of competing technologies and products and other adverse market developments;

•	the timing and amount of payments we might receive from potential licensees;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;

•	the level of our legal expenses, including those expenses associated with the securities class actions and derivative lawsuits filed against us and certain of our executive officers and directors and any settlement or damages payments associated with litigation;

•	the costs of the restructuring that we implemented following receipt of the Complete Response letter from the FDA in January 2011;

•	the costs of discontinuing projects and technologies; and

•	the costs of decommissioning existing facilities, if we undertake such activities.
We have raised capital in the past primarily through the sale of equity and debt securities. We may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities. In August 2010, we entered into the Seaside purchase agreement and the Mann purchase agreement for the sale and issuance by us of up to 36,400,000 shares of our common stock over a period of approximately 50 weeks. To date, we have issued and sold a total of 7,000,000 shares to Seaside and The Mann Group under these agreements, and could issue and sell an additional 12,600,000 shares under both agreements if we are able to satisfy the conditions precedent for sales of shares under these agreements, including the minimum price requirement. Issuances of additional debt or equity securities or the conversion of any of our currently outstanding convertible debt securities into shares of our common stock could impact the rights of the holders of our common stock and may dilute their ownership percentage. We are seeking approval by our stockholders of an amendment to our certificate of incorporation to increase the authorized number of shares of our common stock to facilitate any future capital-raising transactions. Such a proposal requires approval by the holders of a majority of the outstanding shares of our common stock. If we were unable to obtain the requisite approval, our ability to raise additional capital by selling our equity securities would be constrained. Moreover, the establishment of other funding facilities may impose restrictions on our operations. These restrictions could include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing or sale of certain intellectual property and other assets. We cannot offer assurances, however, that any strategic collaborations, sales of securities or sales or licenses of assets will be available to us on a timely basis or on acceptable terms, if at all. We may be required to enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such relationships may not be on terms as commercially favorable to us as might otherwise be the case.
In the event that sufficient additional funds are not obtained through strategic collaboration opportunities, sales of securities, credit facilities, licensing arrangements and/or asset sales on a timely basis, we will be required to reduce expenses through the delay, reduction or curtailment of our projects, including AFREZZA commercialization, or further reduction of costs for facilities and administration. Moreover, if we do not obtain such additional funds, there will be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and loss of investment to the holders of our securities. As of the date hereof, we have not obtained a solvency opinion or otherwise conducted a valuation of our properties to determine whether our debts exceed the fair value of our property within the meaning of applicable solvency laws. If we are or become insolvent, investors in our stock may lose the entire value of their investment.
Deteriorating global economic conditions may have an adverse impact on the loan facility with The Mann Group, which we currently cannot predict.*
As widely reported, financial markets in the United States, Europe and Asia have experienced a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government and other governments. We cannot predict the impact of these events on the loan facility with The Mann Group. If we are unable to draw on this financial resource, our business and financial condition will be adversely affected.
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
In addition, if we do not obtain sufficient additional funds through sales of securities, strategic collaborations or the license or sale of certain of our assets on a timely basis, we will be required to reduce expenses by delaying, reducing or curtailing our development of AFREZZA. If we fail to commence or complete, or experience delays in or are forced to curtail, our proposed clinical programs or otherwise fail to adhere to our projected development goals in the timeframes we announce and expect (or within the timeframes expected by analysts or investors), our business and results of operations will be harmed and the market price of our common stock will decline.
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
Continued testing of AFREZZA or our other product candidates may not yield successful results, and even if it does, we may still be unable to commercialize our product candidates.*
Our research and development programs are designed to test the safety and efficacy of AFREZZA and our other product candidates through extensive nonclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of AFREZZA or any of our other product candidates, including the following:
•	safety and efficacy results for AFREZZA obtained in our nonclinical and previous clinical testing may be inconclusive or may not be predictive of results that we may obtain in our future clinical trials or following long-term use, and we may as a result be forced to stop developing AFREZZA;

•	the data collected from clinical trials of AFREZZA or our other product candidates may not reach statistical significance or otherwise be sufficient to support FDA or other regulatory approval;

•	after reviewing test results, we or any potential collaborators may abandon projects that we previously believed were promising; and

•	our product candidates may not produce the desired effects or may result in adverse health effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.
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
We and certain of our executive officers and directors have been named as defendants in recently initiated securities class actions and derivative lawsuits that could result in substantial costs and divert management’s attention.*
We are aware of lawsuits in which we, and certain of our executive officers, have been sued for alleged violations of federal securities laws related to alleged false and misleading statements regarding AFREZZA. We are also aware of state derivative lawsuits that have been filed against certain of our directors and executive officers. We intend to engage in a vigorous defense of such litigation. If we are not successful in our defense of such litigation, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if such claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.
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
Our Chairman and Chief Executive Officer and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.*
At March 31, 2011, Mr. Mann beneficially owned approximately 39.4% of our outstanding shares of capital stock. By virtue of his holdings, Mr. Mann may be able to continue to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.
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
The future sale of our common stock or the conversion of our senior convertible notes into common stock could negatively affect our stock price.*
As of March 31, 2011, we had 130,674,783 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock may decline. Likewise the issuance of additional shares of our common stock upon the conversion of some or all of our senior convertible notes could adversely affect the trading price of our common stock. In addition, the existence of these notes may encourage short selling of our common stock by market participants. Furthermore, if we were to include in a company-initiated registration statement shares held by our stockholders pursuant to the exercise of their registration rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.
In August 2010, we entered into the Seaside purchase agreement and the Mann purchase agreement, which together provide for the sale and issuance by us of up to 36,400,000 shares of our common stock over a period of approximately 50 weeks. As of March 31, 2011, we had issued and sold a total of 7,000,000 shares under these agreements and 12,600,000 shares remained subject to future sale pursuant to these agreements if we are able to satisfy the conditions precedent for sales of shares under these agreements, including the minimum price requirement. The future issuance of shares of our common stock pursuant to these two agreements, or the expectation that these issuances will occur, may further depress the price of our common stock.
In addition, we will need to raise substantial additional capital in the future to fund our operations. If we raise additional funds by issuing equity securities or additional convertible debt, the market price of our common stock may decline and our existing stockholders may experience significant dilution.
We have reserved for future issuance substantially all of our authorized but unissued shares of common stock, which may impair our ability to conduct future financing and other transactions.*
Our certificate of incorporation currently authorizes us to issue up to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of March 31, 2011, we had a total of 69,325,217 shares of common stock that were authorized but unissued. We have reserved substantially all of our authorized but unissued shares for future issuance pursuant to outstanding equity awards, our equity plans, our 3.75% senior convertible notes due 2013, our 5.75% senior convertible notes due 2015 and the Seaside purchase agreement and Mann purchase agreement. As a result, our ability to issue shares of common stock other than pursuant to existing arrangements will be limited until such time, if ever, that we are able to amend our certificate of incorporation to further increase our authorized shares of common stock or shares currently reserved for issuance otherwise become available (for example, due to the termination of the underlying agreement to issue the shares). At the annual meeting of stockholders to be held in June 2011, our stockholders will vote on a proposed amendment to our amended and restated certificate of incorporation to increase the authorized number of shares of common stock from 200,000,000 shares to 250,000,000 shares. This proposal will require the approval by the holders of a majority of our outstanding shares of common stock, and we cannot assure you that such a proposal will be adopted. If we are unable to complete financing, strategic or other transactions due to our inability to issue additional shares of common stock or securities convertible or exercisable into our common stock, our financial condition and business prospects may be materially harmed.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following list sets forth information regarding all securities sold by us during the three months ended March 31, 2011 without registration under the Securities Act of 1933, as amended, or the Securities Act:
(1) On January 12, 2011, we issued 700,000 shares of our common stock to The Mann Group.
(2) On January 26, 2011, we issued 700,000 shares of our common stock to The Mann Group.
The aggregate purchase price of the above transactions was approximately $11.1 million, which was paid by cancelling an equal amount of the outstanding principal under an existing $350.0 million revolving loan arrangement provided by The Mann Group. The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and/or Rule 506 of Regulation D in that the issuance of securities to the accredited investors did not involve a public offering. The Mann Group was an accredited investor under Rule 501 of Regulation D. The Mann Group acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
     In light of the guidance received from the FDA in our most recent End-of-Review meeting, we believe that our AFREZZA-related development activities are now entering a period in which the focus is on the tactical challenges of executing a robust Phase 3 clinical program and that questions of clinical and regulatory strategy have largely been resolved. At the same time, some of our early-stage oncology programs have progressed to a point where we are beginning to see their potential as assets. Accordingly, effective May 9, 2011, our Chief Scientific Officer, Dr. Peter Richardson, will be focusing primarily on the task of advancing the development of our oncology programs, particularly MKC204 – a new chemical entity that is currently undergoing preclinical evaluation for its potential to treat multiple myeloma, and our President and Chief Operating Officer, Hakan Edstrom, will assume the responsibility of supervising the tactical operations of our clinical and regulatory groups.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.4(4)	Amended and Restated Bylaws.

4.1(5)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated November 1, 2006.

4.2(6)	First Supplemental Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated December 12, 2006.

4.3(6)	Form of 3.75% Senior Convertible Note due 2013.

4.4(1)	Form of common stock certificate.

4.5(1)	Registration Rights Agreement, dated October 15, 1998 by and among CTL ImmunoTherapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended.

4.6(7)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated August 24, 2010.

4.7(7)	Form of 5.75% Senior Convertible Note due 2015.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

(1)	Incorporated by reference to MannKind’s registration statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended.

(2)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 9, 2007.

(3)	Incorporated by reference to MannKind’s current report on Form 10-Q (File No. 000-50865), filed with the SEC on August 2, 2010.

(4)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on November 19, 2007.

(5)	Incorporated by reference to MannKind’s registration statement on Form S-3 (File No. 333-138373), filed with the SEC on November 2, 2006.

(6)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on December 12, 2006.

(7)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on August 24, 2010.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2011	MANNKIND CORPORATION
	By:	/s/ Matthew J. Pfeffer
Matthew J. Pfeffer
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)