Form 10-Q
period 2011-06-30
MANNKIND CORP
filed 2011-08-04
CIK 899460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 22, 2011, there were 130,969,041 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION
Form 10-Q
For the Quarterly Period Ended June 30, 2011

PART I: FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets: June 30, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations: Three and Six months ended June 30, 2011 and 2010 and the period from inception (February 14, 1991) to June 30, 2011	4
Condensed Consolidated Statements of Cash Flows: Six months ended June 30, 2011 and 2010 and the period from inception (February 14, 1991) to June 30, 2011	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
PART II: OTHER INFORMATION	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3. Defaults Upon Senior Securities	39
Item 4. (Removed and Reserved)	39
Item 5. Other Information	39
Item 6. Exhibits	40
SIGNATURES	42
EX-3.4
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
AFREZZA®, MedTone® and Technosphere® are our registered trademarks in the United States. We have also applied for and have registered company trademarks in other jurisdictions, including Europe and Japan.

PART 1: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands except share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$24,770	$66,061
Marketable securities	497	4,370
State research and development credit exchange receivable — current	—	674
Prepaid expenses and other current assets	1,593	2,849

Total current assets	26,860	73,954
Property and equipment — net	200,383	202,356
State research and development credit exchange receivable — net of current portion	885	629
Other assets	230	317

Total	$228,358	$277,256

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,600	$3,294
Accrued expenses and other current liabilities	19,958	14,840

Total current liabilities	21,558	18,134
Senior convertible notes	209,979	209,335
Note payable to related party	242,203	235,319

Total liabilities	473,740	462,788

Commitments and contingencies
Stockholders’ deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value — 250,000,000 and 200,000,000 shares authorized at June 30, 2011 and December 31, 2010, respectively; 130,905,582 and 127,793,178 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,309	1,278
Additional paid-in capital	1,614,018	1,587,858
Accumulated other comprehensive income	38	74
Deficit accumulated during the development stage	(1,860,747)	(1,774,742)

Total stockholders’ deficit	(245,382)	(185,532)

Total	$228,358	$277,256

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

					Cumulative period
					from February 14,
					1991 (date of
	Three months ended		Six months ended		inception) to
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011
Revenue	$—	$93	$50	$93	$3,131

Operating expenses:
Research and development	30,296	26,160	56,585	56,651	1,322,677
General and administrative	8,890	11,196	20,652	21,306	360,253
In-process research and development costs	—	—	—	—	19,726
Goodwill impairment	—	—	—	—	151,428

Total operating expenses	39,186	37,356	77,237	77,957	1,854,084

Loss from operations	(39,186)	(37,263)	(77,187)	(77,864)	(1,850,953)
Other income (expense)	47	(1,257)	1,397	(2,047)	(1,220)
Interest expense on note payable to related party	(2,509)	(2,523)	(4,985)	(4,625)	(22,436)
Interest expense on senior convertible notes	(2,834)	(1,211)	(5,247)	(2,421)	(23,100)
Interest income	2	3	17	6	36,988

Loss before provision for income taxes	(44,480)	(42,251)	(86,005)	(86,951)	(1,860,721)
Income taxes	—	—	—	—	(26)

Net loss	(44,480)	(42,251)	(86,005)	(86,951)	(1,860,747)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	—	—	(952)

Net loss applicable to common stockholders	$(44,480)	$(42,251)	$(86,005)	$(86,951)	$(1,883,959)

Net loss per share applicable to common stockholders — basic and diluted	$(0.37)	$(0.37)	$(0.71)	$(0.77)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	121,708	113,116	121,385	113,105

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

			Cumulative
			Period from
			February 14,
			1991 (Date of
	Six months ended		Inception) to
	June 30,		June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(86,005)	$(86,951)	$(1,860,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,023	8,607	104,486
Stock-based compensation expense	4,701	8,005	118,123
Stock expense for shares issued pursuant to research agreement	—	—	3,018
(Gain) loss on sale, abandonment/disposal or impairment of property and equipment	(63)	—	23,512
Accrued interest on investments, net of amortization of discounts	—	—	(191)
In-process research and development	—	—	19,726
Goodwill impairment	—	—	151,428
Loss on available-for-sale securities	—	347	873
Other, net	9	(6)	1,113
Changes in assets and liabilities:
State research and development credit exchange receivable	418	1,066	(885)
Prepaid expenses and other current assets	1,256	1,221	7
Other assets	87	—	(230)
Accounts payable	(447)	(3,810)	1,255
Accrued expenses and other current liabilities	4,574	(3,313)	18,503
Other liabilities	—	—	(2)

Net cash used in operating activities	(67,447)	(74,834)	(1,420,011)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	—	(796,779)
Sales and maturities of marketable securities	3,828	—	796,393
Purchase of property and equipment	(6,109)	(4,052)	(326,360)
Proceeds from sale of property and equipment	63	—	347

Net cash used in investing activities	(2,218)	(4,052)	(326,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants	10,424	1,527	1,229,504
Collection of Series C convertible preferred stock subscriptions receivable	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivables	—	—	1,742
Borrowings on notes payable to related party	18,000	77,000	340,000
Principal payments on notes payable to principal stockholder	—	—	(70,000)
Borrowings on notes payable	—	—	3,460
Principal payments on notes payable	—	—	(1,667)
Proceeds from senior convertible notes	—	—	207,050
Payment of employment taxes related to vested restricted stock units	(50)	(1,302)	(11,624)

Net cash provided by financing activities	28,374	77,225	1,771,180

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(41,291)	$(1,661)	$24,770
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,061	30,019	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,770	$28,358	$24,770

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$—	$—	$26
Interest paid in cash	10,136	6,131	42,285
Accretion on redeemable convertible preferred stock	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	171,154
Issuance of common stock for notes receivable	—	—	2,758
Issuance of put option by stockholder	—	—	(2,949)
Put option redemption by stockholder	—	—	1,921
Issuance of Series C convertible preferred stock subscriptions	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)
Non-cash construction in progress and property and equipment	1,039	459	1,039
Cancellation of principal on note payable to related party	11,116	—	27,797
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
In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2011 may not be indicative of the results that may be expected for the full year.
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
Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. Since its inception through June 30, 2011 the Company has reported accumulated net losses of $1.9 billion, which include a goodwill impairment charge of $151.4 million, and cumulative negative cash flow from operations of $1.4 billion. It is costly to develop therapeutic products and conduct clinical trials for these products. At June 30, 2011, the Company’s capital resources consisted of cash, cash equivalents, and marketable securities of $25.3 million and $80.0 million of available borrowings under the loan agreement with an entity controlled by the Company’s principal stockholder (see Note 12 — Related-party arrangements). Based upon the Company’s current expectations, management believes the Company’s existing capital resources will enable it to continue planned operations into the first quarter of 2012. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. If the Company is not successful in raising additional capital through equity or debt financing, entering a business collaboration, establishing other funding facilities, licensing arrangements, assets sales or other means, or increasing the borrowings available under the loan arrangement with its related party, the Company will be required to reduce expenses through the delay, reduction or curtailment of its projects, including AFREZZA development activities, or further reduction of costs for facilities and administration, and there will be substantial doubt about its ability to continue as a going concern.

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
Cash equivalents consist of highly liquid investments, with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash. As of June 30, 2011 and December 31, 2010, the Company held $8.8 million and $52.8 million, respectively of cash equivalents, consisting of money market funds, U.S. Treasury notes and commercial paper. The $8.8 million of cash equivalents at June 30, 2011 consisted entirely of money market funds. The fair value of these investments was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).
The Company’s marketable securities consist principally of a certificate of deposit with a maturity greater than 90 days, held as collateral for the Company’s commercial card programs and a common stock investment that are classified as available-for-sale securities. The certificate of deposit is stated at fair value based on quoted prices for similar instruments in an active market (Level 2 in the fair value hierarchy) and the common stock investment is stated at fair value based on quoted prices in an active market (Level 1 in the fair value hierarchy). As of June 30, 2011 and December 31, 2010, there were marketable securities of $0.5 million and $4.4 million, respectively.
The following is a summary of the carrying values and estimated fair values of the Company’s senior convertible notes due in 2013 and 2015 (in millions).

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Notes due 2013	$113.6	$65.7	$113.3	$69.1
Notes due 2015	$96.4	$77.3	$96.0	$134.1
The senior convertible notes due 2013 estimated fair value was calculated based on quoted prices in an active market (Level 1 in the fair value hierarchy). The senior convertible notes due 2015 estimated fair value was calculated based on model-derived valuations, based on the market approach (Level 2 in the fair value hierarchy).
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
The Company’s derivative financial instruments are not designated as hedging instruments, and gains or losses resulting from changes in the fair value are reported in “Other income (expense)”, in the condensed consolidated statements of operations. The Company entered into foreign exchange hedging contracts with notional amounts totaling zero and $25.5 million at June 30, 2011 and December 31, 2010, respectively. The Company recorded an unrealized loss of $567,000 on the outstanding contracts at December 31, 2010. The Company recorded a realized gain of $1.3 million for the three and six months ended June 30, 2011 and a realized loss of zero and $288,000 related to these foreign exchange hedging contracts for the three and six months ended June 30, 2010, respectively. The Company terminated these contracts during the quarter ended March 31, 2011.
Recently Issued Accounting Standards — In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05 for Comprehensive Income (Topic 220): “Presentation of Comprehensive Income”. This Update improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update will have an impact on the disclosure of comprehensive income on the Company’s consolidated financial statements.
In May 2011, the FASB issued Accounting Standards Update No. 2011-04 for Fair Value Measurement (Topic 820): “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This Update addresses how to measure fair value and requires new disclosures about fair value measurements. The amendments in this update are effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact the adoption of this update will have on its consolidated financial statements.

2. Investment in securities
The following is a summary of the available-for-sale securities classified as current assets (in thousands).

	June 30,			December 31,
	2011			2010
		Gross			Gross
		Unrealized		Cost	Unrealized	Fair
	Cost Basis	Gain	Fair Value	Basis	Gain	Value
Available-for-sale securities	$467	$30	$497	$4,295	$75	$4,370
The Company’s available-for-sale securities at June 30, 2011 consist of a $0.4 million certificate of deposit with a maturity greater than 90 days, held as collateral for the Company’s commercial card programs, and a common stock investment. The Company’s available-for-sale securities at December 31, 2010 consist principally of $4.2 million of certificates of deposit with a maturity greater than 90 days, held as collateral primarily for foreign exchange hedging instruments, and a common stock investment. Gross realized gains and losses for available-for-sale securities were insignificant and recorded as “Other income (expense)” in the condensed consolidated statements of operations. Gross unrealized gains and losses are included in “Other comprehensive gain (loss)” (see Note 5 — Comprehensive loss).
3. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2011	2010
Salary and related expenses	$8,720	$5,624
Research and clinical trial costs	727	668
Accrued interest	4,873	4,993
Construction in progress	264	149
Other	5,374	3,406

Accrued expenses and other current liabilities	$19,958	$14,840

4. Accounting for stock-based compensation
Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock-based compensation	$1,993	$4,256	$4,701	$8,005

The Company issued stock awards to employees during the quarter ended March 31, 2011 with two year vesting. The grant date fair value of the 1,467,500 stock options and 1,181,100 restricted stock units issued during the quarter ended March 31, 2011 were $3.7 million and $4.5 million, respectively, with a grant date fair value per share of $2.54 and $3.80, respectively.
The Company issued an immaterial number of stock awards to employees during the quarter ended June 30, 2011 with four year vesting.
As of June 30, 2011, there was $13.5 million and $16.2 million of unrecognized compensation cost related to options and restricted stock units, respectively, which are expected to be recognized over the remaining weighted average vesting period of 2.3 years.
5. Comprehensive loss
Accounting Standards Codification (“ASC”) 220-10-45 Comprehensive Income Other Presentation requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments and cumulative translation gains and losses. In accordance with this guidance, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. For the three and six months ended June 30, 2011 and 2010, comprehensive loss consisted of (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(44,480)	$(42,251)	$(86,005)	$(86,951)
Other comprehensive loss:
Unrealized gain (loss) on investments	(52)	273	(45)	286
Cumulative translation (loss) gain	4	(3)	9	(6)

Comprehensive loss	$(44,528)	$(41,981)	$(86,041)	$(86,671)

6. Net loss per common share
Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period excluding the shares loaned under the share lending arrangement (see Note 10 — Common and preferred stock). As of June 30, 2011, 9,000,000 shares of the Company’s common stock, which were loaned to a share borrower pursuant to the terms of a share lending agreement as described in Note 10, were issued and are outstanding, and holders of the borrowed shares have all the rights of a holder of the Company’s common stock. However, because the share borrower must return all borrowed shares to the Company (or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 32,048,936 shares and 17,257,838 shares as of June 30, 2011 and 2010, respectively, and exclude the 9,000,000 shares loaned under the share lending arrangement.
7. Restructuring charges
On February 10, 2011, the Company announced that following receipt of the Complete Response letter from the United States Food and Drug Administration (“FDA”) regarding the new drug application (“NDA”) for AFREZZA, it implemented a restructuring to streamline operations, reduce operating expenses, extend the cash runway and focus its resources on securing the FDA’s approval of the NDA for AFREZZA. In connection with the restructuring, the Company reduced its total workforce by approximately 41% to 257 employees. The Company recorded charges of approximately $6.7 million for employee severance and other related termination benefits and recognized a liability of $6.7 million in February, which approximated fair value.

Workforce
Reduction
Restructuring Balance, February 11, 2011	$6,659
Cash payments	(5,482)
Adjustment	(287)

Restructuring Balance, June 30, 2011	$890

During the quarter ended June 30, 2011, the Company adjusted the restructuring balance based on the election of certain termination benefits by a portion of the terminated employees.
The remaining restructuring balance as of June 30, 2011 primarily consists of health benefits which are paid out over six months subsequent to termination.
The net $6.4 million of costs associated with the restructuring are included in “Research and development” and “General and administrative” operating expenses in the condensed consolidated statements of operations as $4.8 million and $1.6 million, respectively, for the six months ended June 30, 2011.
8. State research and development credit exchange receivable
The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. At June 30, 2011 and December 31, 2010, the estimated amounts receivable under the program were $0.9 million and $1.3 million, respectively.
9. Property and equipment — net
Property and equipment — net consist of the following (dollar amounts in thousands):

	Estimated
	Useful
	Life	June 30,	December 31,
	(Years)	2011	2010
Land	—	$5,273	$5,273
Buildings	39-40	54,948	54,948
Building improvements	5-40	113,489	113,489
Machinery and equipment	3-15	73,609	73,812
Furniture, fixtures and office equipment	5-10	5,369	5,369
Computer equipment and software	3	16,332	16,306
Leasehold improvements		53	53
Construction in progress		19,809	14,496

		288,882	283,746
Less accumulated depreciation and amortization		(88,499)	(81,390)

Property and equipment — net		$200,383	$202,356

Leasehold improvements are amortized over four years which is the shorter of the term of the lease or the service lives of the improvements.
Depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Depreciation and amortization expense	$3,580	$4,170	$7,379	$8,342

10. Common and preferred stock
In June 2011, the Company’s stockholders approved an increase in its authorized shares of common stock from 200,000,000 to 250,000,000. As such, the Company is authorized to issue 250,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized. As of June 30, 2011 and December 31, 2010, 130,905,582 and 127,793,178 shares of common stock, respectively, were issued and outstanding. Included in the common stock outstanding as of June 30, 2011 are 9,000,000 shares of common stock loaned to Bank of America under a share lending agreement in connection with the offering of the $100 million aggregate principal amount of 5.75% Senior Convertible Notes due 2015 (see Note 13 — Senior convertible notes). Bank of America is obligated to return the borrowed shares (or, in certain circumstances, the cash value thereof) to the Company on or about the 45th business day following the date as of which the entire principal amount of the notes ceases to be outstanding, subject to extension or acceleration in certain circumstances or early termination at Bank of America’s option. The Company did not receive any proceeds from the sale of the borrowed shares by Bank of America, but the Company did receive a nominal lending fee of $0.01 per share from Bank of America for the use of borrowed shares.
In August 2010, the Company entered into an agreement with Seaside 88, LP (“Seaside”) for the sale of up to 18,200,000 shares of common stock in increments of 700,000 shares on a bi-weekly basis with the first closing date scheduled for September 22, 2010 provided that certain conditions are met, including for a particular closing to take place, the ten-day volume weighted average trading price for the Company’s common stock immediately prior to such closing must meet or exceed a minimum priced set by the Company at $6.50 per share. If the ten-day volume weighted average trading price for a particular closing is below $6.50 per share, then that closing will not occur and the aggregate number of shares to be purchased will be reduced by 700,000 shares. The purchase price per share at each closing will be equal to 92% of that 10-day volume weighted average price. The agreement with Seaside will terminate on the day following the final closing under the agreement, or the Company may terminate the Seaside agreement at any time upon written notice. During the quarter ended March 31, 2011, the Company issued and sold a total of 1.4 million shares of common stock to Seaside for net proceeds of $9.7 million. During the three months ended June 30, 2011, no shares of common stock were sold to Seaside under this agreement. As of June 30, 2011, the Company had issued and sold a total of 3,500,000 shares of common stock to Seaside for net proceeds of $23.8 million in accordance with the agreement, and a total of 3,500,000 shares remained subject to future sale if the Company is able to satisfy the conditions precedent for sales of shares under the agreement, including the minimum price requirement.

In conjunction with the Seaside agreement, in August 2010, the Company entered into a common stock purchase agreement with The Mann Group LLC (“The Mann Group”), an entity controlled by the Company’s principal stockholder. Under this common stock purchase agreement, the Company is required to issue and sell, and The Mann Group is obligated to purchase at a price equal to the greater of $7.15 per share (the closing bid price of the Company’s common stock on August 10, 2010) and the closing bid price of common stock on the trading day immediately preceding the applicable closing date, the same number of shares of the Company’s common stock that Seaside purchases on each closing date under its agreement with the Company (see Note 12 — Related-party arrangements). During the quarter ended March 31, 2011, the Company issued and sold a total of 1.4 million shares of common stock to The Mann Group that resulted in reduction in the note payable to related party of $11.1 million. During the three months ended June 30, 2011, no shares of common stock were sold to The Mann Group under this agreement. As of June 30, 2011, the Company had issued and sold a total of 3,500,000 shares of common stock to The Mann Group that had resulted in total reduction in the note payable to related party of $27.8 million, and a total of 3,500,000 shares remained subject to future sale.
11. Commitments and contingencies
Supply Commitments — In November 2007, the Company entered into a long-term supply agreement (the “Supply Agreement”) with N.V. Organon (“Organon”), now a subsidiary of Merck & Co., Inc., pursuant to which Organon manufactured and supplied specified quantities of recombinant human insulin to the Company. In June 2011, the Company entered into a letter agreement (the “Letter Agreement”) with Organon to settle a dispute that arose between the Company and Organon in connection with the termination by the Company of the Supply Agreement. Under the terms of the Letter Agreement, the Company will pay Organon an aggregate of $16.0 million in two installments, each of which will be paid after the Company receives certain quantities of recombinant human insulin manufactured and supplied by Organon. The Letter Agreement is in full and final settlement of, and the Company and Organon agreed to release each other from, any and all actions and claims that the Company and Organon had or may have against each other in connection with the dispute regarding the Supply Agreement and related maters. The Company has concluded that the Letter Agreement represents a multiple element arrangement consisting of two elements representing the purchase of insulin and a contract cancellation fee. The Company has allocated the $16 million settlement first to the fair value of the insulin with the residual being allocated to the contract cancellation fee. During the three months ended June 30, 2011, the Company received the first of two shipments of recombinant human insulin and paid the first installment of $8.0 million. The Company expensed $4.3 million for insulin received and recorded $3.7 million for a contract cancellation fee. As of June 30, 2011, the Company recorded a loss contingency of $3.9 million in connection with the Letter Agreement representing the portion of the second $8.0 million payment related to the contract cancellation fee, which was paid in July 2011.
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
Litigation — The Company is involved in various legal proceedings and other matters. In accordance with ASC 450 Contingencies, previously the FASB Statement No. 5, Accounting for Contingencies, the Company would record a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.
On November 23, 2010, John Arditi, former Senior Director — GCP — Regulatory Affairs of the Company, filed a Demand for Arbitration against the Company and three of its employees — the Chief Scientific Officer, the Vice President — World Wide Regulatory Affairs, and the Chief Financial Officer — claiming that the Company terminated his employment in retaliation for his purported reporting of alleged unlawful practices in connection with the Company’s clinical trials. Mr. Arditi has asserted claims for violation of the New Jersey Conscientious Employee Protection Act, wrongful discharge, breach of contract, breach of the implied covenant of good faith and fair dealing, defamation and intentional infliction of emotional distress. Mr. Arditi is seeking, among other relief, compensatory and punitive damages and counsel fees, costs and interest. Before Mr. Arditi filed his arbitration demand, the Company completed an internal investigation and retained an independent outside firm to conduct an independent investigation of Mr. Arditi’s claims. Neither investigation found any basis for his claims. The Company believes the allegations made by Mr. Arditi are without merit and intends to defend against them vigorously.
Following the receipt of the Complete Response letter from the FDA regarding the NDA for AFREZZA in January 2011 and the subsequent decline of the price of the Company’s common stock, several complaints were filed in the U.S. District Court for the Central District of California against the Company and certain of its officers and directors on behalf of certain purchasers of the

Company’s common stock. The complaints include claims asserted under Sections 10(b) and 20(a) of the Exchange Act and have been brought as purported shareholder class actions. In general, the complaints allege that the Company and certain of its officers and directors violated federal securities laws by making materially false and misleading statements regarding the Company’s business and prospects for AFREZZA, thereby artificially inflating the price of its common stock. The plaintiffs are seeking unspecified monetary damages and other relief. The complaints have been transferred to a single court and consolidated for all purposes. The court has appointed a lead plaintiff and lead counsel and a consolidated complaint was filed on June 27, 2011. The Company plans to vigorously defend against the claims advanced.
Starting in February 2011, shareholder derivative complaints were filed in the Superior Court of California for the County of Los Angeles and in the U.S. District Court for the Central District of California against the Company’s directors and certain of its officers. The complaints in the shareholder derivative actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the complaints allege that the Company’s directors and certain of its officers caused or allowed for the dissemination of materially false and misleading statements regarding the Company’s business and prospects for AFREZZA, thereby artificially inflating the price of its common stock. The plaintiffs are seeking unspecified monetary damages and other relief, including reforms to the Company’s corporate governance and internal procedures. The Superior Court of California for the County of Los Angeles has consolidated the actions pending before it. Likewise, the U.S. District Court for the Central District of California has consolidated the actions pending before it. The U.S. District Court for the Central District of California has also appointed lead plaintiffs and lead counsel and ordered the federal lead plaintiffs to file a consolidated complaint by mid-August 2011. The Company plans to vigorously defend against the claims advanced.
12. Related-party arrangements
In October 2007, the Company entered into a $350.0 million loan arrangement with its principal stockholder. In February 2009, the promissory note underlying the loan arrangement was revised as a result of the principal stockholder being licensed as a finance lender under the California Finance Lenders Law. Accordingly, the lender was revised to The Mann Group. Interest accrues on each outstanding advance at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum and is payable quarterly in arrears. The borrowing rate was 4.6% and 4.7% at June 30, 2011 and December 31, 2010, respectively. In August 2010, the Company amended and restated the promissory note to extend the maturity date from December 31, 2011 to December 31, 2012, to provide for the cancellation of indebtedness under the note as described below, to provide that The Mann Group may require the Company to prepay the note in an amount not to exceed $200.0 million (less the amount of cancelled indebtedness) upon 90 days’ prior written notice or on December 31, 2012, whichever is earlier, and to limit the Company’s ability to borrow and reborrow under the note through December 31, 2011 to an amount equal to $350.0 million less the amount of cancelled indebtedness. The Mann Group has agreed not to exercise its prepayment right if such prepayment would require the use of working capital resources to repay the loan. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the loan arrangement are unsecured. The loan arrangement contains no financial covenants. There are no warrants associated with the loan arrangement. The principal amount outstanding under the loan arrangement was $242.2 million and $235.3 million at June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, the Company had accrued interest of $2.5 million related to the amount outstanding, had cancelled a total of $27.8 million indebtedness and had $80.0 million of available borrowings under the loan arrangement.
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

13. Senior convertible notes
Senior convertible notes consist of the following (in thousands):

	June 30	December 31
	2011	2010
Notes due 2013
Principal amount	$115,000	$115,000
Unamortized debt issuance expense	(1,423)	(1,699)

Net carrying amount	113,577	113,301

Notes due 2015
Principal amount	$100,000	$100,000
Unamortized debt issuance expense	(3,598)	(3,966)

Net carrying amount	96,402	96,034

Senior convertible notes	$209,979	$209,335

In August 2010, the Company completed a Rule 144A offering of $100.0 million aggregate principal amount of 5.75% Senior Convertible Notes due 2015. The Notes due 2015 are governed by the terms of an indenture dated as of August 24, 2010. The Notes due 2015 bear interest at the rate of 5.75% per year on the principal amount, payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011. As of June 30, 2011 and December 31, 2010, the Company had accrued interest of $2.2 million and $2.0 million, respectively related to the Notes due 2015. The Notes due 2015 are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the Notes due 2015 is August 15, 2015 and payment is due in full on that date for unconverted securities. Holders of the Notes due 2015 may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 147.0859 shares per $1,000 principal amount, which is equal to a conversion price of approximately $6.80 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes due 2015 converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of Notes due 2015 will have the option to require the Company to repurchase all or any portion of such holder’s Notes at a repurchase price of 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any. The Company may elect to redeem some or all of the Notes due 2015 if the closing stock price has equaled 150% of the conversion price for at least 20 of the 30 consecutive trading days ending on the trading day before the Company’s redemption notice. The redemption price will equal 100% of the principal amount of the Notes due 2013 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a make-whole payment equal to the sum of the present values of the remaining scheduled interest payments through and including August 15, 2015 (other than interest accrued up to, but excluding, the redemption date). The Company will be obligated to make the make-whole payment on all the Notes due 2015 called for redemption and converted during the period from the date the Company mailed the notice of redemption to and including the redemption date. The Company may elect to make the make-whole payment in cash or shares of its common stock, subject to certain limitations. The Company incurred approximately $4.2 million in issuance costs which are recorded as an offset to the Notes due 2015 in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Notes due 2015.
In December 2006, the Company completed a registered offering of $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013. The Notes due 2013 are governed by the terms of an indenture dated as of November 1, 2006 and a First Supplemental Indenture, dated as of December 12, 2006. The Notes due 2013 bear interest at the rate of 3.75% per year on the principal amount, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2007. As of June 30, 2011 and December 31, 2010, the Company had accrued interest of $0.2 million and $0.2 million, respectively, related to the Notes due 2013. The Notes due 2013 are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the Notes due 2013 is December 15, 2013 and payment is due in full on that date for unconverted securities. Holders of the Notes due 2013 may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 44.5002 shares per $1,000 principal amount, which is equal to a conversion price of approximately $22.47 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes due 2013 converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of Notes due 2013 will have the option to require the Company to repurchase all or any portion of such holder’s Notes at a repurchase price of 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any. The Company incurred approximately $3.7 million in issuance costs which are recorded as an offset to the Notes due 2013 in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Notes due 2013.
Amortization of debt issuance expense in connection with the Notes during the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Amortization expense	$324	$133	$644	$265

14. Income taxes
As required by ASC 740 Income Taxes (“ASC 740”), formerly FASB Statement No. 109 Accounting for Income Taxes, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of operating losses. Accordingly, the net deferred tax assets have been fully reserved.

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
On May 4, 2011, we held an End-of-Review meeting with the FDA to discuss the design of the requested Phase 3 clinical trials. In this meeting, we were able to clarify many details about the FDA’s requirements for approval of AFREZZA, and we received further guidance on the design of the studies on May 27, 2011, when we received the agency’s minutes of the End-of-Review meeting. Subsequently, we submitted the proposed protocols and requested a meeting with the FDA to reach agreement on the final protocol designs. The proposed study in patients with type 1 diabetes, known as study 171, is an open-label, forced-titration design that will evaluate the efficacy and safety of AFREZZA in combination with a basal insulin versus insulin aspart, or Novolog, in combination with a basal insulin over a 24-week treatment period. This study will also include a treatment group using the MedTone (model C) inhaler in order to obtain a head-to-head comparison of the pulmonary safety data for the two devices. The design of the study in patients with type 2 diabetes, known as study 174, is subject to further discussion with the FDA, but in general terms we have proposed to evaluate the efficacy and safety of meal-time AFREZZA in insulin naïve patients that are inadequately controlled on metformin or metformin plus another oral antidiabetic drug. We will meet with the FDA on August 10, 2011 in an effort to reach agreement on the final protocol designs for both studies and we will continue to work closely with the FDA in an effort to ensure that our clinical studies address the agency’s requests for additional information about AFREZZA. There can be no assurance that we will be able to satisfy all of the FDA’s requirements or that the FDA will find our proposed approach to these clinical studies acceptable. The FDA could also request that we conduct additional clinical studies beyond the currently planned studies in order to provide sufficient data for approval of the NDA.
We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of June 30, 2011, we have incurred a cumulative net loss of $1.9 billion and an accumulated stockholders’ deficit of $245.4 million. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities, convertible debt securities and borrowings under our related party loan. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding in the future, there will be substantial doubt about our ability to continue as a going concern.
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
Our business is subject to significant risks, including but not limited to the risks inherent in our ongoing clinical trials and the regulatory approval process, our potential inability to enter into sales and marketing collaborations or to commercialize our lead product candidate in a timely manner, the results of our research and development efforts, competition from other products and technologies and uncertainties associated with obtaining and enforcing patent rights.
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
RESULTS OF OPERATIONS
Three and six months ended June 30, 2011 and 2010
Revenues
We did not recognize any revenue for the three months ended June 30, 2011 and recognized revenue of $50,000 under a license agreement for the six months ended June 30, 2011. We recognized revenue of $93,000 in both the three and six months ended June 30, 2010. We do not anticipate sales of any product prior to regulatory approval and commercialization of AFREZZA.
Research and Development Expenses
The following table provides a comparison of the research and development expense categories for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three months ended
	June 30,
	2011	2010	$ Change	% Change
Clinical	$6,175	$6,897	$(722)	(10%)
Manufacturing	21,131	12,849	8,282	64%
Research	2,525	4,055	(1,530)	(38%)
Research and development tax credit	(157)	(198)	41	(21%)
Stock-based compensation expense	622	2,557	(1,935)	(76%)

Research and development expenses	$30,296	$26,160	$4,136	16%

	Six months ended
	June 30,
	2011	2010	$ Change	% Change
Clinical	$12,624	$13,826	$(1,202)	(9%)
Manufacturing	35,460	30,835	4,625	15%
Research	6,738	7,634	(896)	(12%)
Research and development tax credit	(256)	(433)	177	(41%)
Stock-based compensation expense	2,019	4,789	(2,770)	(58%)

Research and development expenses	$56,585	$56,651	$(66)	0%

The increase in research and development expenses for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily due to a payment by us under the letter agreement that was entered into between us and N.V. Organon, or Organon, now a subsidiary of Merck, in June 2011 to settle a dispute that arose between us and Organon in connection with the termination by us of the Supply Agreement. In connection with the letter agreement, we received the first of two shipments of recombinant human insulin from Organon and paid the first $8.0 million installment. During the quarter, we expensed $4.3 million for insulin received and recorded $3.7 million for a contract cancellation fee. Additionally, we recorded a loss contingency as of June 30, 2011 of $3.9 million representing the portion of the second $8.0 million payment related to the contract cancellation fee. Increases were partially offset by decreases of $3.3 million in salary related costs and $1.9 million in stock based compensation expense as a result of the February 2011 reduction in force as well as the positive impact of our cost cutting measures on operating expenses.
Total research and development expenses for the six months ended June 30, 2011 were consistent with the same period in the prior year. The increase in manufacturing costs related to the letter agreement between us and Organon was offset by decreases of $2.8 million in stock based compensation expense as a result of the February 2011 reduction in force as well as the positive impact of our cost cutting measures on operating expenses. Restructuring costs of $4.8 million incurred for the February 2011 reduction in force were offset by savings in salary related costs.
We anticipate that our research and development expenses will increase in 2011 compared to the prior year as we incur costs associated with the additional trials required by the FDA.
General and Administrative Expenses
The following table provides a comparison of the general and administrative expense categories for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three months ended
	June 30,
	2011	2010	$ Change	%Change
Salaries, employee related and other general expenses	$7,519	$9,497	$(1,978)	(21%)
Stock-based compensation expense	1,371	1,699	(328)	(19%)

General and administrative expenses	$8,890	$11,196	$(2,306)	(21%)

	Six months ended
	June 30,
	2011	2010	$ Change	%Change
Salaries, employee related and other general expenses	$17,970	$18,090	$(120)	(1%)
Stock-based compensation expense	2,682	3,216	(534)	(17%)

General and administrative expenses	$20,652	$21,306	$(654)	(3%)

General and administrative expenses for the three months ended June 30, 2011 decreased as compared to the same period in the prior year primarily due to decreased salaries and wages of $1.2 million and stock based compensation of $0.3 million as a result of the February 2011 reduction in force as well as the positive impact of our cost cutting measures on other general operating expenses.
General and administrative expenses for the six months ended June 30, 2011 decreased as compared to the same period in the prior year primarily due to decreased stock based compensation of $0.5 million as a result of the February 2011 reduction in force as well as the positive impact of our cost cutting measures on other general operating expenses. Restructuring costs of $1.6 million incurred for the February 2011 reduction in force were offset by savings in salary related costs.
Overall, we expect general and administrative expenses to decrease in 2011 as a result of a smaller workforce going forward.
Other Income and Expense
Other income for the three months ended June 30, 2011 was $47,000 compared to expense of $1.3 million in the same period in the prior year. In the prior year quarter we recorded a $941,000 increase to the unrealized loss on foreign exchange hedging contracts and recognized a $347,000 other than temporary impairment on marketable securities.

Other income for the six months ended June 30, 2011 increased $3.4 million as compared to the same period in the prior year. We recorded a realized gain of $1.3 million on foreign exchange hedging contracts for the six months ended June 30, 2011. The foreign exchange hedging contracts were terminated during the quarter ended March 31, 2011. During the six months ended June 30, 2010, we recorded a $1.8 million loss on foreign exchange hedging contracts and recognized a $347,000 other than temporary impairment on marketable securities.
Interest Income and Expense
Interest income for the three months ended June 30, 2011 decreased $1,000 from the same period in the prior year. Interest income for the six months ended June 30, 2011 increased by $11,000 as compared to the same period in the prior year primarily due to a higher annualized yield on our investment account and a higher investment balance during the period.
Interest expense for the three and six months ended June 30, 2011 increased by $1.6 million and $3.2 million, respectively, as compared to the same periods in the prior year primarily due to the additional interest expense associated with our issuance of 5.75% Senior Convertible Notes in August 2010. (See Note 13 — Senior convertible notes, of the Notes to the accompanying financial statements).
LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations primarily through the sale of equity securities, convertible debt securities and borrowings under our related party note.
In October 2007, we entered into a loan arrangement with our principal stockholder allowing us to borrow up to a total of $350.0 million. In February 2009, as a result of our principal stockholder being licensed as a finance lender under the California Finance Lenders Law, the promissory note underlying the loan arrangement was revised to reflect the lender as The Mann Group LLC, an entity controlled by our principal stockholder. Interest accrues on each outstanding advance at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum and is payable quarterly in arrears. In August 2010, we amended and restated the existing promissory note evidencing the loan arrangement with The Mann Group to extend the maturity date from December 31, 2011 to December 31, 2012. Under the amended and restated promissory note, The Mann Group can require us to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If The Mann Group exercises this right, we will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances. In August 2010, we entered into a letter agreement confirming a previous commitment by The Mann Group to not require us to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require us to use our working capital resources, including the proceeds from the sale of our 5.75% Senior Convertible Notes due 2015. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at the lender’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the loan arrangement are unsecured. The loan arrangement contains no financial covenants. As of June 30, 2011, the amount borrowed and outstanding under the arrangement was $242.2 million and we had $80.0 million of available borrowings under the arrangement.
In August 2010, Seaside and we entered into a common stock purchase agreement, or the Seaside purchase agreement. The Seaside purchase agreement requires us to issue and sell, and Seaside to buy, up to 18,200,000 shares of our common stock in installments of 700,000 shares once every 14 days, subject to the satisfaction of certain closing conditions at each closing, beginning on September 22, 2010 and ending approximately 50 weeks after the initial closing. The price of the shares that we sell to Seaside is at an 8% discount to the volume weighted average trading price for our common stock for the ten consecutive trading days immediately preceding each closing date. For a particular closing to take place, the ten-day volume weighted average trading price for our common stock immediately prior to such closing must meet or exceed a minimum price set by us at $6.50 per share. If the ten-day volume weighted average trading price for a particular closing is below $6.50 per share, then that closing will not occur and the aggregate number of shares to be purchased will be reduced by 700,000 shares. Seaside also has the right not to complete a purchase of shares at a closing if it would cause Seaside’s beneficial ownership of our common stock, calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to exceed 10% of our outstanding common stock immediately after such subsequent closing. Seaside has agreed not to engage in short sales of our common stock during the term of the Seaside purchase agreement and agreed that it will not sell more than 10% of the total number of shares of common stock traded on any trading day. In August 2010, we entered into an agreement with Omni Capital Corporation to pay that firm a finder’s fee in an amount equal to 1% of the aggregate value of all cash invested by Seaside under the Seaside purchase agreement. As of June 30, 2011, a total of 3,500,000 shares had been sold to Seaside under the Seaside purchase agreement for net proceeds of $23.8 million.

In conjunction with the Seaside agreement, in August 2010, The Mann Group and we entered into a common stock purchase agreement, or the Mann purchase agreement. Under the Mann purchase agreement, we are required to issue and sell, and The Mann Group is obligated to purchase, the same number of shares of our common stock that Seaside purchases on each closing date under the Seaside purchase agreement. The price of the shares that we issue and sell to The Mann Group is equal to the greater of $7.15 per share (the closing bid price of our common stock on August 10, 2010) and the closing bid price of our common stock on the trading day immediately preceding the applicable closing date. The aggregate purchase price for the shares of common stock we issue and sell to The Mann Group is paid by cancelling an equal amount of the outstanding principal under the $350.0 million revolving loan arrangement provided by The Mann Group. To the extent that the outstanding principal amount owed under the loan arrangement is insufficient to pay the full purchase price for the shares of common stock to be acquired, The Mann Group will be obligated to pay cash for the balance of the shares of common stock it is obligated to purchase under the Mann purchase agreement. The Mann purchase agreement will terminate on the day following the final closing under the Seaside purchase agreement or upon termination of the Seaside purchase agreement. As of June 30, 2011, a total of 3,500,000 shares had been issued to The Mann Group under the Mann purchase agreement, which were paid for by the cancellation of $27.8 million of outstanding principal under the loan arrangement.
During the six months ended June 30, 2011, we used $67.5 million of cash for our operations compared to using $74.8 million for our operations in the six months ended June 30, 2010. We had a net loss of $86.0 million for the six months ended June 30, 2011, of which $12.7 million consisted of non-cash charges such as depreciation and amortization, and stock-based compensation. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of AFREZZA.
We used $2.2 million of cash for investing activities during the six months ended June 30, 2011, compared to $4.1 million of cash used for the six months ended June 30, 2010. For the six months ended June 30, 2011 and 2010, $6.1 million and $4.1 million, respectively, were used to purchase machinery and equipment to expand our manufacturing operations and our quality systems that support clinical trials for AFREZZA. We received $3.8 million in the six months ended June 30, 2011 related to the early termination of certificates of deposit that were previously held as collateral for foreign exchange hedging instruments.
Our financing activities generated $28.4 million of cash for the six months ended June 30, 2011, compared to $77.2 million for the same period in 2010. For the six months ended June 30, 2011, cash from financing activities was primarily from related party borrowings and the sale of common stock to Seaside during the first quarter of 2011 as well as the exercise of stock options.
As of June 30, 2011, we had $25.3 million in cash, cash equivalents and marketable securities. Although we believe our existing cash resources, including the $80.0 million remaining available under our loan arrangement with The Mann Group, will be sufficient to fund our anticipated cash requirements into the first quarter of 2012, we will require significant additional financing in the future to fund our operations and if we are unable to do so, there will be substantial doubt about our ability to continue as a going concern. Accordingly, we expect that we will need to raise additional capital, either through the sale of equity or debt securities, the entry into a strategic business collaboration with a pharmaceutical or biotechnology company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, or an increase in the borrowings available under the loan arrangement with our related party, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities.
We intend to use our capital resources to continue the development and commercialization of AFREZZA, if approved. In addition, a portion of our capital resources will be devoted to ongoing development of our products for the treatment of different types of cancers. We are expending a portion of our capital to scale up our manufacturing capabilities in our Danbury facilities. We also intend to use our capital resources for general corporate purposes.
We have held extensive discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for AFREZZA. We cannot predict when, if ever, we could conclude an agreement with a partner. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms, if at all.
If we enter into a strategic business collaboration with a pharmaceutical or biotechnology company, we would expect, as part of the transaction, to receive additional capital. In addition, we expect to pursue the sale of equity and/or debt securities, or the establishment of other funding facilities. Issuances of debt or additional equity could impact the rights of our existing stockholders, dilute the ownership percentages of our existing stockholders and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets, including our Technosphere technology platform. There can be no assurance, however, that any strategic collaboration, sale of securities or sale or license of assets will be available to us on a timely basis or on acceptable terms, if at all. If we are unable to raise additional capital, we will be required to enter into agreements with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such agreements may not be on terms that are commercially favorable to us.
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
Off-Balance Sheet Arrangements
As of June 30, 2011 we did not have any off-balance sheet arrangements.
Contractual Obligations
In June 2011, we entered into a letter agreement, or the Letter Agreement, with Organon, to settle a dispute that arose between us and Organon in connection with the termination by us of the supply agreement between us and Organon dated November 16, 2007, or the Supply Agreement. Under the terms of the Letter Agreement, we will pay Organon an aggregate of $16.0 million in two installments, each of which will be paid after we receive certain quantities of recombinant human insulin manufactured and supplied by Organon. The Letter Agreement is in full and final settlement of, and we and Organon agreed to release each other from, any and all actions and claims that we and Organon had or may have against each other in connection with the dispute regarding the Supply Agreement and related matters. During the quarter ended June 30, 2011, we received the first of two shipments of recombinant human insulin and paid the first installment of $8.0 million. (See Note 11 — Commitments and contingencies of the Notes to the accompanying financial statements.)
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to changes in interest rates impacting our short-term investment portfolio as well as the interest rate on our credit facility with The Mann Group. The interest rate on our credit facility with The Mann Group is a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum. Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments is entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments at June 30, 2011 are comprised mainly of a certificate of deposit and a common stock investment. We continue to utilize our $350.0 million credit facility to fund operations. As of June 30, 2011, the amount borrowed and outstanding under the credit facility was $242.2 million, with $80.0 million of available borrowings. The interest rate is fixed at the time of the draw. If interest rates were to increase from levels at June 30, 2011 we could experience a higher level of interest expense than assumed in our current operating plan.
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
Our chief executive officer and chief financial officer performed an evaluation under the supervision and with the participation of our management, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2011. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Following the receipt by us of the Complete Response letter from the FDA regarding the NDA for AFREZZA in January 2011 and the subsequent decline of the price of our common stock, several complaints were filed in the U.S. District Court for the Central District of California against us and certain of our officers and directors on behalf of certain purchasers of our common stock. The complaints include claims asserted under Sections 10(b) and 20(a) of the Exchange Act and have been brought as purported shareholder class actions. In general, the complaints allege that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding our business and prospects for AFREZZA, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. The complaints have been transferred to a single court and consolidated for all purposes. The court has appointed a lead plaintiff and lead counsel and a consolidated complaint was filed on June 27, 2011. We will vigorously defend against the claims advanced.
Starting in February 2011, shareholder derivative complaints were filed in the Superior Court of California for the County of Los Angeles and in the U.S. District Court for the Central District of California against our directors and certain of our officers. The complaints in the shareholder derivative actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the complaints allege that our directors and certain of our officers caused or allowed for the dissemination of materially false and misleading statements regarding our business and prospects for AFREZZA, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief, including reforms to our corporate governance and internal procedures. The Superior Court of California for the County of Los Angeles has consolidated the actions pending before it. Likewise, the U.S. District Court for the Central District of California has consolidated the actions pending before it. The U.S. District Court for the Central District of California has also appointed lead plaintiffs and lead counsel and ordered the federal lead plaintiffs to file a consolidated complaint by mid-August 2011. We will vigorously defend against the claims advanced.

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
In January 2011, the FDA requested that we conduct additional clinical studies of AFREZZA using our next-generation inhaler. In early May 2011, we held an End-of-Review meeting with the agency to discuss the protocols for the additional studies and we will meet again with the FDA on August 10, 2011 in an effort to reach agreement on the final proposed protocols for the requested studies. We plan to work closely with the FDA in our effort to ensure that our clinical studies address the agency’s requests for additional information about AFREZZA. There can be no assurance that we will be able to satisfy all of the FDA’s requirements or that the FDA will find our proposed approach to these clinical studies acceptable. The FDA could also again request that we conduct additional clinical trials to provide sufficient data for approval of the NDA. There can be no assurance that we will obtain approval of the NDA in a timely manner or at all.
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

We have never been profitable and, as of June 30, 2011, we had incurred a cumulative net loss of $1.9 billion. The cumulative net loss has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates, including AFREZZA. This cumulative net loss may increase significantly as we continue development and clinical trial efforts.
Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of June 30, 2011, we had a stockholders’ deficit of $245.4 million. Our ability to achieve and sustain profitability depends upon obtaining regulatory approvals for and successfully commercializing AFREZZA, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates, and we may not receive them. We may not be profitable even if we succeed in commercializing any of our product candidates. As a result, we cannot be sure when we will become profitable, if at all.
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
Based upon our current expectations, we believe that our existing capital resources, including the loan arrangement with The Mann Group. but excluding any proceeds to us from the common stock purchase agreement that we entered into with Seaside, will enable us to continue planned operations into the first quarter of 2012. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. In any event, we plan to raise additional funds, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, or an increase in the borrowings available under the loan arrangement with our related party, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. However, it may be difficult for us to raise additional funds through these planned measures. As of June 30, 2011, we had a stockholders’ deficit of $245.4 million which may raise concerns about our solvency and affect our ability to raise additional capital. The amount of additional funds we need will depend on a number of factors, including:
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

We have raised capital in the past primarily through the sale of equity and debt securities. We may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities. In August 2010, we entered into the Seaside purchase agreement and the Mann purchase agreement for the sale and issuance by us of up to 36,400,000 shares of our common stock over a period of approximately 50 weeks. To date, we have issued and sold a total of 7,000,000 shares to Seaside and The Mann Group under these agreements, and could issue and sell an additional 4,200,000 shares under both agreements if we are able to satisfy the conditions precedent for sales of shares under these agreements, including the minimum price requirement. Issuances of additional debt or equity securities or the conversion of any of our currently outstanding convertible debt securities into shares of our common stock could impact the rights of the holders of our common stock and may dilute their ownership percentage. Moreover, the establishment of other funding facilities may impose restrictions on our operations. These restrictions could include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing or sale of certain intellectual property and other assets. We cannot offer assurances, however, that any strategic collaborations, sales of securities or sales or licenses of assets will be available to us on a timely basis or on acceptable terms, if at all. We may be required to enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such relationships may not be on terms as commercially favorable to us as might otherwise be the case.
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
If our suppliers fail to deliver materials and services needed for the production of AFREZZA in a timely and sufficient manner, or they fail to comply with applicable regulations, our business and results of operations would be harmed and the market price of our common stock could decline .*

For AFREZZA to be commercially viable, we need access to sufficient, reliable and affordable supplies of insulin, our AFREZZA inhaler, the related cartridges and other materials. In addition to our existing stock of insulin obtained from Organon under a now-terminated supply agreement, in June 2009, we purchased from Pfizer, a portion of its inventory of bulk insulin and acquired an option to purchase the remainder of Pfizer’s insulin inventory, in whole or in part, at a specified price to the extent that Pfizer has not otherwise disposed of or used the retained insulin.
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
We have never manufactured AFREZZA or any other product candidates in commercial quantities, and if we fail to develop an effective manufacturing capability for our product candidates or to engage third-party manufacturers with this capability, we may be unable to commercialize these products.*
We use our Danbury facility to formulate AFREZZA, fill plastic cartridges with AFREZZA, blister package the cartridges, place the two blister packs into foil pouches and package three pouches plus two inhalers and the package insert as units in 90-unit boxes (and single blister pouch packs for trials). This facility has been qualified and undergone an inspection by the FDA in connection with our original NDA submission that sought approval of AFREZZA using the MedTone (model D) inhaler. We anticipate that our facility may need to undergo further inspection related to our ability to fill and package cartridges for the next-generation inhaler before we can be approved to distribute the manufactured products commercially. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. If we engage a third-party manufacturer, we would need to transfer our technology to that third-party manufacturer and gain FDA approval, potentially causing delays in product delivery. In addition, our third-party manufacturer may not perform as agreed or may terminate its agreement with us.
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
We and certain of our executive officers and directors have been named as defendants in recently initiated securities class actions and derivative lawsuits that could result in substantial costs and divert management’s attention.*
We are aware of lawsuits in which we, and certain of our executive officers, have been sued for alleged violations of federal securities laws related to alleged false and misleading statements regarding AFREZZA. We are also aware of state and federal derivative lawsuits that have been filed against certain of our directors and executive officers. We intend to engage in a vigorous defense of such litigation. If we are not successful in our defense of such litigation, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if such claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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
Our products are intended to be used by a large number of healthcare professionals who will require substantial education and support. For example, a broad base of physicians, including primary care physicians and endocrinologists, treat patients with diabetes. A large sales force will be required in order to educate these physicians about the benefits and advantages of AFREZZA and to provide adequate support for them. Therefore, our primary strategy is to enter into collaborations with one or more pharmaceutical companies to market, distribute and sell AFREZZA, if it is approved. If we fail to enter into collaborations, we would be required to establish our own direct sales, marketing and distribution capabilities. Establishing these capabilities can be time-consuming and expensive and would delay our ability to commercialize AFREZZA. Because we lack experience in selling pharmaceutical products to the diabetes market, we would be at a disadvantage compared to our potential competitors, all of whom have substantially more resources and experience than we do. For example, several other companies selling products to treat diabetes have existing sales forces in excess of

1,500 sales representatives. We, acting alone, would not initially be able to field a sales force as large as our competitors or provide the same degree of marketing support. Also, we would not be able to match our competitor’s spending levels for pre-launch marketing preparation, including medical education. We cannot assure you that we will succeed in entering into acceptable collaborations, that any such collaboration will be successful or, if not, that we will successfully develop our own sales, marketing and distribution capabilities.
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
The loss of the services of any principal member of our management and scientific staff could significantly delay or prevent the achievement of our scientific and business objectives. With the exception of Dr. Peter C. Richardson, all of our employees are “at will” and we currently do not have employment agreements with any of the principal members of our management or scientific staff, and we do not have key person life insurance to cover the loss of any of these individuals. Replacing key employees may be difficult and time-consuming because of the limited number of individuals in our industry with the skills and experience required to develop, gain regulatory approval of and commercialize our product candidates successfully.
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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We are not aware of any precedent for the successful commercialization of products based on our technology. In January 2006, the FDA approved the first pulmonary insulin product, Exubera. This approval has had an impact on, and notwithstanding the voluntary withdrawal of the product from the market by its manufacturer could still impact, the development and registration of AFREZZA in different ways. For example, Exubera may be used as a reference for safety and efficacy evaluations of AFREZZA, and the approval standards set for Exubera may be applied to other products that follow, including AFREZZA.
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

The manufacture, marketing and sale of any of our product candidates will be subject to stringent and ongoing government regulation. The FDA may also withdraw product approvals if problems concerning the safety or efficacy of a product appear following approval. We cannot be sure that FDA and United States Congressional initiatives or actions by foreign regulatory bodies pertaining to ensuring the safety of marketed drugs or other developments pertaining to the pharmaceutical industry will not adversely affect our operations.
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
Reports of side effects or safety concerns in related technology fields or in other companies’ clinical trials could delay or prevent us from obtaining regulatory approval or negatively impact public perception of our product candidates.*
At present, there are a number of clinical trials being conducted by us and other pharmaceutical companies involving insulin delivery systems. If we discover that AFREZZA is associated with a significantly increased frequency of adverse events, or if other pharmaceutical companies announce that they observed frequent adverse events in their trials involving insulin therapies, we could encounter delays in the timing of our clinical trials, difficulties in obtaining approval of AFREZZA or be subject to class warnings in the label for AFREZZA, if approved. As well, the public perception of AFREZZA might be adversely affected, which could harm our business and results of operations and cause the market price of our common stock to decline, even if the concern relates to another company’s products or product candidates.
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
RISKS RELATED TO OUR COMMON STOCK
Our stock price is volatile.*
The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:
•	the progress and results of our clinical trials;

•	general economic, political or stock market conditions;

•	legislative developments;

•	announcements by us or our competitors concerning clinical trial results, acquisitions, strategic alliances, technological innovations, newly approved commercial products, product discontinuations, or other developments;

•	the availability of critical materials used in developing and manufacturing AFREZZA or other product candidates;

•	developments or disputes concerning our patents or proprietary rights;

•	the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals;

•	announcements by us concerning our financial condition or operating performance;

•	changes in securities analysts’ estimates of our financial condition or operating performance;

•	general market conditions and fluctuations for emerging growth and pharmaceutical market sectors;

•	the issuance and sale of our common stock pursuant to the Seaside purchase agreement and the Mann purchase agreement over the terms of these agreements;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	the status of litigation against us and certain of our executive officers and directors;

•	the existence of, and the issuance of shares of our common stock pursuant to, the share lending agreement and the short sales of our common stock effected in connection with the recently-completed sale of our 5.75% convertible notes due 2015; and

•	discussion of AFREZZA, our other product candidates, competitors’ products, or our stock price by the financial and scientific press, the healthcare community and online investor communities such as chat rooms. In particular, it may be difficult to verify statements about us and our investigational products that appear on interactive websites that permit users to generate content anonymously or under a pseudonym and statements attributed to company officials may, in fact, have originated elsewhere.
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
Our Chairman and Chief Executive Officer and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.*
At June 30, 2011, Mr. Mann beneficially owned approximately 39.3% of our outstanding shares of capital stock. By virtue of his holdings, Mr. Mann may be able to continue to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.
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
The future sale of our common stock or the conversion of our senior convertible notes into common stock could negatively affect our stock price.*
As of June 30, 2011, we had 130,905,582 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock may decline. Likewise the issuance of additional shares of our common stock upon the conversion of some or all of our senior convertible notes could adversely affect the trading price of our common stock. In addition, the existence of these notes may encourage short selling of our common stock by market participants. Furthermore, if we were to include in a company-initiated registration statement shares held by our stockholders pursuant to the exercise of their registration rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.
In August 2010, we entered into the Seaside purchase agreement and the Mann purchase agreement, which together provide for the sale and issuance by us of up to 36,400,000 shares of our common stock over a period of approximately 50 weeks. As of June 30, 2011, we had issued and sold a total of 7,000,000 shares under these agreements and 7,000,000 shares remained subject to future sale pursuant to these agreements if we are able to satisfy the conditions precedent for sales of shares under these agreements, including the minimum price requirement. The future issuance of shares of our common stock pursuant to these two agreements, or the expectation that these issuances will occur, may further depress the price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.5(4)	Amended and Restated Bylaws.

4.1(5)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated November 1, 2006.

4.2(6)	First Supplemental Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated December 12, 2006.

4.3(6)	Form of 3.75% Senior Convertible Note due 2013.

4.4(1)	Form of common stock certificate.

4.5(1)	Registration Rights Agreement, dated October 15, 1998, by and among CTL ImmunoTherapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended.

4.6(7)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated August 24, 2010.

4.7(7)	Form of 5.75% Senior Convertible Note due 2015.

10.1*(8)	2004 Equity Incentive Plan, as amended.

10.2*	Employment Agreement, dated June 27, 2011, between MannKind and Dr. Peter C. Richardson

10.3**	Letter Agreement, dated June 24, 2011, between MannKind and N.V. Organon

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

*	Indicates management contract or compensatory plan.

**	MannKind has requested confidential treatment with respect to certain portions of this exhibit.

(1)	Incorporated by reference to MannKind’s registration statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended.

(2)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 9, 2007.

(3)	Incorporated by reference to MannKind’s current report on Form 10-Q (File No. 000-50865), filed with the SEC on August 2, 2010.

(4)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on November 19, 2007.

(5)	Incorporated by reference to MannKind’s registration statement on Form S-3 (File No. 333-138373), filed with the SEC on November 2, 2006.

(6)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on December 12, 2006.

(7)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on August 24, 2010.

(8)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on June 8, 2011.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2011	MANNKIND CORPORATION
	By:	/s/ Matthew J. Pfeffer
Matthew J. Pfeffer
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)