Form 10-Q
period 2011-09-30
MANNKIND CORP
filed 2011-11-04
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of October 21, 2011, there were 131,339,001 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2011

Page
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets: September 30, 2011 and December 31, 2010	2
Condensed Consolidated Statements of Operations: Three and Nine months ended September 30, 2011 and 2010 and the period from February 14, 1991 (date of inception) to September 30, 2011	3
Condensed Consolidated Statements of Cash Flows: Nine months ended September 30, 2011 and 2010 and the period from February 14, 1991 (date of inception) to September 30, 2011	4
Notes to Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
PART II: OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3. Defaults Upon Senior Securities	38
Item 4. (Removed and Reserved)	38
Item 5. Other Information	38
Item 6. Exhibits	38
SIGNATURES	40

AFREZZA®, MedTone® and Technosphere® are our registered trademarks in the United States. We have also applied for and have registered company trademarks in other jurisdictions, including Europe and Japan.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$22,786	$66,061
Marketable securities	513	4,370
State research and development credit exchange receivable — current	765	674
Prepaid expenses and other current assets	2,960	2,849

Total current assets	27,024	73,954
Property and equipment — net	196,374	202,356
State research and development credit exchange receivable — net of current portion	386	629
Other assets	230	317

Total	$224,014	$277,256

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,598	$3,294
Accrued expenses and other current liabilities	15,715	14,840

Total current liabilities	17,313	18,134
Senior convertible notes	210,308	209,335
Note payable to related party	277,203	235,319

Total liabilities	504,824	462,788

Commitments and contingencies
Stockholders’ deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value — 250,000,000 and 200,000,000 shares authorized at September 30, 2011 and December 31, 2010, respectively; 131,337,279 and 127,793,178 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,313	1,278
Additional paid-in capital	1,616,981	1,587,858
Accumulated other comprehensive income	45	74
Deficit accumulated during the development stage	(1,899,149)	(1,774,742)

Total stockholders’ deficit	(280,810)	(185,532)

Total	$224,014	$277,256

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,		Cumulative period from February 14, 1991 (date of inception) to September 30, 2011
	2011	2010	2011	2010
Revenue	$—	$—	$50	$93	$3,131

Operating expenses:
Research and development	23,132	31,411	79,717	88,062	1,345,809
General and administrative	9,641	11,129	30,293	32,436	369,894
In-process research and development costs	—	—	—	—	19,726
Goodwill impairment	—	—	—	—	151,428

Total operating expenses	32,773	42,540	110,010	120,498	1,886,857

Loss from operations	(32,773)	(42,540)	(109,960)	(120,405)	(1,883,726)
Other income (expense)	79	1,948	1,476	(98)	(1,141)
Interest expense on note payable to related party	(2,863)	(2,851)	(7,849)	(7,476)	(25,300)
Interest expense on senior convertible notes	(2,845)	(1,876)	(8,092)	(4,297)	(25,945)
Interest income	—	16	18	22	36,989

Loss before provision for income taxes	(38,402)	(45,303)	(124,407)	(132,254)	(1,899,123)
Income taxes	—	—	—	—	(26)

Net loss	(38,402)	(45,303)	(124,407)	(132,254)	(1,899,149)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	—	—	(952)

Net loss applicable to common stockholders	$(38,402)	$(45,303)	$(124,407)	$(132,254)	$(1,922,361)

Net loss per share applicable to common stockholders — basic and diluted	$(0.31)	$(0.40)	$(1.02)	$(1.17)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	122,130	113,528	121,636	113,248

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,		Cumulative Period from February 14, 1991 (Date of Inception) to September 30, 2011
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(124,407)	$(132,254)	$(1,899,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,097	12,916	108,560
Stock-based compensation expense	8,023	11,343	121,445
Stock expense for shares issued pursuant to research agreement	—	—	3,018
(Gain) loss on sale, abandonment/disposal or impairment of property and equipment	(63)	—	23,512
Accrued interest on investments, net of amortization of discounts	—	—	(191)
In-process research and development	—	—	19,726
Goodwill impairment	—	—	151,428
Loss on available-for-sale securities	—	644	873
Other, net	—	(5)	1,104
Changes in assets and liabilities:
State research and development credit exchange receivable	152	1,262	(1,151)
Prepaid expenses and other current assets	(111)	363	(1,360)
Other assets	87	180	(230)
Accounts payable	(121)	(35)	1,581
Accrued expenses and other current liabilities	861	(4,096)	14,790
Other liabilities	—	—	(2)

Net cash used in operating activities	(103,482)	(109,682)	(1,456,046)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	—	(796,779)
Sales and maturities of marketable securities	3,828	2,000	796,393
Purchase of property and equipment	(6,703)	(5,607)	(326,954)
Proceeds from sale of property and equipment	63	—	347

Net cash used in investing activities	(2,812)	(3,607)	(326,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants	10,544	1,749	1,229,624
Collection of Series C convertible preferred stock subscriptions receivable	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivables	—	—	1,742
Borrowings on notes payable to related party	53,000	87,000	375,000
Principal payments on notes payable to principal stockholder	—	—	(70,000)
Borrowings on notes payable	—	—	3,460
Principal payments on notes payable	—	—	(1,667)
Proceeds from senior convertible notes	—	95,786	207,050
Payment of employment taxes related to vested restricted stock units	(525)	(3,337)	(12,099)

Net cash provided by financing activities	63,019	181,198	1,805,825

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(43,275)	$67,909	$22,786
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,061	30,019	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,786	$97,928	$22,786

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$—	$—	$26
Interest paid in cash, net of amounts capitalized	15,092	8,654	47,241
Accretion on redeemable convertible preferred stock	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	171,154
Issuance of common stock for notes receivable	—	—	2,758
Issuance of put option by stockholder	—	—	(2,949)
Put option redemption by stockholder	—	—	1,921
Issuance of Series C convertible preferred stock subscriptions	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)
Non-cash construction in progress and property and equipment	181	1,463	181
Cancellation of principal on note payable to related party	11,116	—	27,797

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2011 may not be indicative of the results that may be expected for the full year.

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

Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. Since its inception through September 30, 2011 the Company has reported accumulated net losses of $1.9 billion, which include a goodwill impairment charge of $151.4 million, and cumulative negative cash flow from operations of $1.5 billion. It is costly to develop therapeutic products and conduct clinical trials for these products. At September 30, 2011, the Company’s capital resources consisted of cash, cash equivalents, and marketable securities of $23.3 million and $45.0 million of available borrowings under the loan agreement with an entity controlled by the Company’s principal stockholder (see Note 12 — Related-party arrangements). Based upon the Company’s current expectations, management believes the Company’s existing capital resources will enable it to continue planned operations into the first quarter of 2012. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. If the Company is not successful in raising additional capital through equity or debt financing, entering a business collaboration, establishing other funding facilities, licensing arrangements, assets sales or other means, or increasing the borrowings available under the loan arrangement with its related party, the Company will be required to reduce expenses through the delay, reduction or curtailment of its projects, including AFREZZA development activities, or further reduction of costs for facilities and administration, and there will be substantial doubt about its ability to continue as a going concern.

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

Cash equivalents consist of highly liquid investments, with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash. As of September 30, 2011 and December 31, 2010, the Company held $15.8 million and $52.8 million, respectively of cash equivalents, consisting of money market funds, U.S. Treasury notes and commercial paper. The $15.8 million of cash equivalents at September 30, 2011 consisted entirely of money market funds. The fair value of these investments was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

The Company’s marketable securities consist principally of a certificate of deposit with a maturity greater than 90 days, held as collateral for the Company’s commercial credit card programs and a common stock investment that are classified as available-for-sale securities. The certificate of deposit is stated at fair value based on quoted prices for similar instruments in an active market (Level 2 in the fair value hierarchy) and the common stock investment is stated at fair value based on quoted prices in an active market (Level 1 in the fair value hierarchy). As of September 30, 2011 and December 31, 2010, there were marketable securities of $0.5 million and $4.4 million, respectively.

The following is a summary of the carrying values and estimated fair values of the Company’s senior convertible notes due in 2013 and 2015 (in millions).

	September 30, 2011		December 31, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Notes due 2013	$113.7	$61.2	$113.3	$69.1
Notes due 2015	$96.6	$76.5	$96.0	$134.1

The estimated fair value of the senior convertible notes due 2013 was calculated based on quoted prices in an active market (Level 1 in the fair value hierarchy). The estimated fair value of the senior convertible notes due 2015 was calculated based on model-derived valuations, based on the market approach (Level 2 in the fair value hierarchy).

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

The Company’s derivative financial instruments are not designated as hedging instruments for accounting purposes, and gains or losses resulting from changes in the fair value are reported in “Other income (expense)”, in the condensed consolidated statements of operations. The Company entered into foreign exchange hedging contracts with notional amounts totaling zero and $25.5 million at September 30, 2011 and December 31, 2010, respectively. The Company recorded an unrealized loss of $567,000 on the outstanding contracts at December 31, 2010. The Company recorded a realized gain of zero and $1.3 million for the three and nine months ended September 30, 2011, respectively and a realized loss of $961,000 and $1.3 million related to these foreign exchange hedging contracts for the three and nine months ended September 30, 2010, respectively. The Company terminated these contracts during the quarter ended March 31, 2011.

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

2. Investment in securities

The following is a summary of the available-for-sale securities classified as current assets (in thousands).

	September 30, 2011			December 31, 2010
	Cost Basis	Gross Unrealized Gain	Fair Value	Cost Basis	Gross Unrealized Gain	Fair Value
Available-for-sale securities	$467	$46	$513	$4,295	$75	$4,370

The Company’s available-for-sale securities at September 30, 2011 consist of a $0.4 million certificate of deposit with a maturity greater than 90 days, held as collateral for the Company’s commercial credit card programs, and a common stock investment. The Company’s available-for-sale securities at December 31, 2010 consist principally of $4.2 million of certificates of deposit with a maturity greater than 90 days, held as collateral primarily for foreign exchange hedging instruments, and a common stock investment.

Gross realized gains and losses for available-for-sale securities were insignificant and recorded as “Other income (expense)” in the condensed consolidated statements of operations. Gross unrealized gains and losses are included in “Other comprehensive gain (loss)” (see Note 5 — Comprehensive loss).

3. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	September 30, 2011	December 31, 2010
Salary and related expenses	$8,660	$5,624
Research and clinical trial costs	820	668
Accrued interest	4,868	4,993
Construction in progress	163	149
Other	1,204	3,406

Accrued expenses and other current liabilities	$15,715	$14,840

4. Accounting for stock-based compensation

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Stock-based compensation	$3,321	$3,338	$8,023	$11,343

The Company issued stock awards to employees during the nine months ended September 30, 2011 primarily with a four-year vesting schedule. The grant date fair value of the 3,310,800 stock options and 2,462,590 restricted stock units issued during the nine months ended September 30, 2011 were $6.7 million and $7.7 million, respectively, with a grant date fair value per share of $2.03 and $3.12, respectively.

As of September 30, 2011, there was $14.2 million and $16.8 million of unrecognized compensation cost related to options and restricted stock units, respectively, which are expected to be recognized over the remaining weighted average vesting period of 2.4 years.

5. Comprehensive loss

Accounting Standards Codification (“ASC”) 220-10-45 Comprehensive Income Other Presentation requires reporting and displaying comprehensive income (loss) and its components, which, for the Company, includes net loss and unrealized gains and losses on investments and cumulative translation gains and losses. In accordance with this guidance, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders’ equity. For the three and nine months ended September 30, 2011 and 2010, comprehensive loss consisted of (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss	$(38,402)	$(45,303)	$(124,407)	$(132,254)
Other comprehensive loss:
Unrealized gain (loss) on investments	15	—	(30)	286
Cumulative translation (loss) gain	(8)	1	1	(5)

Comprehensive loss	$(38,395)	$(45,302)	$(124,436)	$(131,973)

6. Net loss per common share

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period excluding the shares loaned under the share lending arrangement (see Note 10 — Common and preferred stock). As of September 30, 2011, 9,000,000 shares of the Company’s common stock, which were loaned to a share borrower pursuant to the terms of a share lending agreement as described in

Note 10, were issued and are outstanding, and holders of the borrowed shares have all the rights of a holder of the Company’s common stock. However, because the share borrower must return all borrowed shares to the Company (or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 33,895,480 shares and 31,034,946 shares as of September 30, 2011 and 2010, respectively, and exclude the 9,000,000 shares loaned under the share lending arrangement.

7. Restructuring charges

On February 10, 2011, the Company announced that following receipt of the Complete Response letter from the United States Food and Drug Administration (“FDA”) regarding the new drug application (“NDA”) for AFREZZA, it implemented a restructuring to streamline operations, reduce operating expenses, extend the cash runway and focus its resources on securing the FDA’s approval of the NDA for AFREZZA. In connection with the restructuring, the Company reduced its total workforce by approximately 41% to 257 employees. The Company recorded charges of approximately $6.7 million for employee severance and other related termination benefits and recognized an initial liability of $6.7 million in February, which approximated fair value.

Workforce Reduction
Restructuring Balance, February 11, 2011	$6,659
Cash payments	(6,032)
Adjustment	(222)

Restructuring Balance, September 30, 2011	$405

During the quarter ended September 30, 2011, the Company adjusted the restructuring balance based on the election of certain termination benefits by a portion of the terminated employees.

The remaining restructuring balance as of September 30, 2011 primarily consists of the remaining health benefits which are paid out over six months subsequent to termination.

The net $6.4 million of costs associated with the restructuring are included in “Research and development” and “General and administrative” operating expenses in the condensed consolidated statements of operations as $4.8 million and $1.6 million, respectively, for the nine months ended September 30, 2011.

8. State research and development credit exchange receivable

The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. At September 30, 2011 and December 31, 2010, the estimated amounts receivable under the program were $1.2 million and $1.3 million, respectively.

9. Property and equipment — net

Property and equipment — net consist of the following (dollar amounts in thousands):

	Estimated Useful Life (Years)	September 30, 2011	December 31, 2010
Land	—	$5,273	$5,273
Buildings	39-40	54,948	54,948
Building improvements	5-40	113,878	113,489
Machinery and equipment	3-15	83,819	73,812
Furniture, fixtures and office equipment	5-10	5,369	5,369
Computer equipment and software	3	16,332	16,306
Leasehold improvements		53	53
Construction in progress		8,946	14,496

		288,618	283,746
Less accumulated depreciation and amortization		(92,244)	(81,390)

Property and equipment — net		$196,374	$202,356

Leasehold improvements are amortized over four years which is the shorter of the term of the lease or the service lives of the improvements.

Depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Depreciation and amortization expense	$3,745	$4,102	$11,124	$12,444

10. Common and preferred stock

In June 2011, the Company’s stockholders approved an increase in its authorized shares of common stock from 200,000,000 to 250,000,000. As such, the Company is authorized to issue 250,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized. As of September 30, 2011 and December 31, 2010, 131,337,279 and 127,793,178 shares of common stock, respectively, were issued and outstanding. Included in the common stock outstanding as of September 30, 2011 are 9,000,000 shares of common stock loaned to Bank of America under a share lending agreement in connection with the offering of the $100.0 million aggregate principal amount of 5.75% Senior Convertible Notes due 2015 (see Note 13 — Senior convertible notes). Bank of America is obligated to return the borrowed shares (or, in certain circumstances, the cash value thereof) to the Company on or about the 45th business day following the date as of which the entire principal amount of the notes ceases to be outstanding, subject to extension or acceleration in certain circumstances or early termination at Bank of America’s option. The Company did not receive any proceeds from the sale of the borrowed shares by Bank of America, but the Company did receive a nominal lending fee of $0.01 per share from Bank of America for the use of borrowed shares. As of September 30, 2011 the Company had not issued any shares of undesignated preferred stock.

In August 2010, the Company entered into an agreement with Seaside 88, LP (“Seaside”) for the sale of up to 18,200,000 shares of common stock in increments of 700,000 shares on a bi-weekly basis with the first closing date scheduled for September 22, 2010 provided that certain conditions are met, including for a particular closing to take place, the ten-day volume weighted average trading price for the Company’s common stock immediately prior to such closing must meet or exceed a minimum priced set by the Company at $6.50 per share. If the ten-day volume weighted average trading price for a particular closing was below $6.50 per share, then that closing would not occur and the aggregate number of shares to be purchased would be reduced by 700,000 shares. The purchase price per share at each closing was equal to 92% of that 10-day volume weighted average price. During the quarter ended March 31, 2011, the Company issued and sold a total of 1.4 million shares of common stock to Seaside for net proceeds of $9.7 million. No additional shares of common stock were sold to Seaside under this agreement subsequent to the quarter ended March 31, 2011. As of September 30, 2011, the Company had issued and sold a total of 3,500,000 shares of common stock to Seaside for net proceeds of $23.8 million in accordance with the agreement. The agreement with Seaside terminated during the quarter ended September 30, 2011.

In conjunction with the Seaside agreement, in August 2010, the Company entered into a common stock purchase agreement with The Mann Group LLC (“The Mann Group”), an entity controlled by the Company’s principal stockholder. Under this common stock purchase agreement, the Company was required to issue and sell, and The Mann Group was obligated to purchase at a price equal to the greater of $7.15 per share (the closing bid price of the Company’s common stock on August 10, 2010) and the closing bid price of common stock on the trading day immediately preceding the applicable closing date, the same number of shares of the Company’s common stock that Seaside purchased on each closing date under its agreement with the Company (see Note 12 — Related-party arrangements). During the quarter ended March 31, 2011, the Company issued and sold a total of 1.4 million shares of common stock to The Mann Group that resulted in reduction in the note payable to related party of $11.1 million. No additional shares were sold to The Mann Group under this agreement subsequent to the quarter ended March 31, 2011. As of September 30, 2011, the Company had issued and sold a total of 3,500,000 shares of common stock to The Mann Group that had resulted in total reduction in the note payable to related party of $27.8 million. The agreement with The Mann Group terminated during the quarter ended September 30, 2011.

11. Commitments and contingencies

Supply Commitments — In November 2007, the Company entered into a long-term supply agreement (the “Supply Agreement”) with N.V. Organon (“Organon”), now a subsidiary of Merck & Co., Inc., pursuant to which Organon manufactured and supplied specified quantities of recombinant human insulin to the Company. In June 2011, the Company entered into a letter agreement (the “Letter Agreement”) with Organon to settle a dispute that arose between the Company and Organon in connection with the termination by the Company of the Supply Agreement. Under the terms of the Letter Agreement, the Company paid Organon an aggregate of $16.0 million in two installments, each of which was paid after the Company received certain quantities of recombinant human insulin manufactured and supplied by Organon. The Letter Agreement is in full and final settlement of, and the Company and Organon agreed to release each other from, any and all actions and claims that the Company and Organon had or may have against each other in connection with the dispute regarding the Supply Agreement and related maters. The Company has concluded that the Letter Agreement represents a multiple element arrangement consisting of two elements representing the purchase of insulin and a contract cancellation fee. The Company has allocated the $16.0 million settlement first to the fair value of the insulin with the residual being allocated to the contract cancellation fee. During the three months ended June 30, 2011, the Company received the first of two shipments of recombinant human insulin and paid the first installment of $8.0 million. The Company expensed $4.3 million for insulin received and recorded $3.7 million for a contract cancellation fee. As of June 30, 2011, the Company recorded a loss contingency of $3.9 million in connection with the Letter Agreement representing the portion of the second $8.0 million payment related to the contract cancellation fee. During the three months ended September 30, 2011, the Company received the second shipment of insulin, paid the second installment of $8.0 million and recorded expense of $4.1 million for the insulin received.

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

On November 23, 2010, John Arditi, former Senior Director — GCP — Regulatory Affairs of the Company, filed a Demand for Arbitration against the Company and three of its employees — the Chief Scientific Officer, the Vice President — World Wide Regulatory Affairs, and the Chief Financial Officer — claiming that the Company terminated his employment in retaliation for his purported reporting of alleged unlawful practices in connection with the Company’s clinical trials. Mr. Arditi has asserted claims for violation of the New Jersey Conscientious Employee Protection Act, wrongful discharge, breach of contract, breach of the implied covenant of good faith and fair dealing, defamation and intentional infliction of emotional distress. Mr. Arditi is seeking, among other relief, compensatory and punitive damages and counsel fees, costs and interest. Before Mr. Arditi filed his arbitration demand, the Company completed an internal investigation and retained an independent outside firm to conduct an independent investigation of Mr. Arditi’s claims. Neither investigation found any basis for his claims. The Company believes the allegations made by Mr. Arditi are without merit and intends to defend against them vigorously. The Company has not accrued any liability in this matter, as the Company does not believe it is probable that a loss has been incurred as of September 30, 2011. In addition, the Company believes that any reasonably possible losses which may be incurred would not be material to the financial statements as a whole.

Following the receipt of the Complete Response letter from the FDA regarding the NDA for AFREZZA in January 2011 and the subsequent decline of the price of the Company’s common stock, several complaints were filed in the U.S. District Court for the Central District of California against the Company and certain of its officers and directors on behalf of certain purchasers of the Company’s common stock. The complaints include claims asserted under Sections 10(b) and 20(a) of the Securities Exchange Act

1934, as amended, and have been brought as purported shareholder class actions. In general, the complaints allege that the Company and certain of its officers and directors violated federal securities laws by making materially false and misleading statements regarding the Company’s business and prospects for AFREZZA, thereby artificially inflating the price of its common stock. The plaintiffs are seeking unspecified monetary damages and other relief. The complaints have been transferred to a single court and consolidated for all purposes. The court has appointed a lead plaintiff and lead counsel and a consolidated complaint was filed on June 27, 2011. On August 12, 2011, we filed a motion to dismiss the consolidated complaint. The hearing on this motion is set for November 14, 2011. The Company plans to continue vigorously defending against the claims advanced. Based on the early stage of the claim and evaluation of the facts available at this time, the amount or range of reasonably possible losses to which the Company is exposed cannot be estimated and the ultimate resolution of this matter and the associated financial impact to the Company, if any, remains uncertain at this time.

Starting in February 2011, shareholder derivative complaints were filed in the Superior Court of California for the County of Los Angeles and in the U.S. District Court for the Central District of California against the Company’s directors and certain of its officers. The complaints in the shareholder derivative actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the complaints allege that the Company’s directors and certain of its officers caused or allowed for the dissemination of materially false and misleading statements regarding the Company’s business and prospects for AFREZZA, thereby artificially inflating the price of its common stock. The plaintiffs are seeking unspecified monetary damages and other relief, including reforms to the Company’s corporate governance and internal procedures. The Superior Court of California for the County of Los Angeles has consolidated the actions pending before it. Likewise, the U.S. District Court for the Central District of California has consolidated the actions pending before it. The U.S. District Court for the Central District of California has also appointed lead plaintiffs and lead counsel. On August 12, 2011, the federal lead plaintiffs filed a consolidated complaint. On September 26, 2011, the Company and the individual defendants filed a motion to dismiss the consolidated complaint. The hearing on this motion is set for January 30, 2012. The Company plans to continue vigorously defending against the claims advanced. Based on the early stage of the claim and evaluation of the facts available at this time, the amount or range of reasonably possible losses to which the Company is exposed cannot be estimated and the ultimate resolution of this matter and the associated financial impact to the Company, if any, remains uncertain at this time.

12. Related-party arrangements

In October 2007, the Company entered into a $350.0 million loan arrangement with its principal stockholder. In February 2009, the promissory note underlying the loan arrangement was revised as a result of the principal stockholder being licensed as a finance lender under the California Finance Lenders Law. Accordingly, the lender was revised to The Mann Group. Interest accrues on each outstanding advance at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum and is payable quarterly in arrears. The borrowing rate was 4.6% at September 30, 2011 and 4.7% at December 31, 2010. In August 2010, the Company amended and restated the promissory note to extend the maturity date from December 31, 2011 to December 31, 2012, to provide for the cancellation of indebtedness under the note as described below, to provide that The Mann Group may require the Company to prepay the note in an amount not to exceed $200.0 million (less the amount of cancelled indebtedness) upon 90 days’ prior written notice or on December 31, 2012, whichever is earlier, and to limit the Company’s ability to borrow and reborrow under the note through December 31, 2011 to an amount equal to $350.0 million less the amount of cancelled indebtedness. The Mann Group has agreed not to exercise its prepayment right if such prepayment would require the use of working capital resources to repay the loan. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the loan arrangement are unsecured. The loan arrangement contains no financial covenants. There are no warrants associated with the loan arrangement. The principal amount outstanding under the loan arrangement was $277.2 million and $235.3 million at September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, the Company had accrued interest of $2.9 million related to the amount outstanding, had cancelled a total of $27.8 million indebtedness and had $45.0 million of available borrowings under the loan arrangement.

In August 2010, the Company entered into a common stock purchase agreement with The Mann Group. Under this common stock purchase agreement, the Company was required to issue and sell, and The Mann Group was obligated to purchase, the same number of shares of the Company’s common stock that Seaside purchased on each closing date under its agreement with the Company. The price of the shares that the Company sold to The Mann Group under the agreement was equal to the greater of $7.15 per share (the closing bid price of the Company’s common stock on August 10, 2010) and the closing bid price of the Company’s common stock on the trading day immediately preceding the applicable closing date. The aggregate purchase price for the shares of common stock the Company issued and sold to The Mann Group was paid by cancelling an equal amount of the outstanding principal under the $350.0 million loan arrangement provided by The Mann Group. The common stock purchase agreement with The Mann Group terminated during the quarter ended September 30, 2011.

13. Senior convertible notes

Senior convertible notes consist of the following (in thousands):

	September 30 2011	December 31 2010
Notes due 2013
Principal amount	$115,000	$115,000
Unamortized debt issuance expense	(1,282)	(1,699)

Net carrying amount	113,718	113,301

Notes due 2015
Principal amount	$100,000	$100,000
Unamortized debt issuance expense	(3,410)	(3,966)

Net carrying amount	96,590	96,034

Senior convertible notes	$210,308	$209,335

In August 2010, the Company completed a Rule 144A offering of $100.0 million aggregate principal amount of 5.75% Senior Convertible Notes due 2015. The Notes due 2015 are governed by the terms of an indenture dated as of August 24, 2010 (the “2015 Note Indenture”). The Notes due 2015 bear interest at the rate of 5.75% per year on the principal amount, payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011. As of September 30, 2011 and December 31, 2010, the Company had accrued interest of $0.7 million and $2.0 million, respectively, related to the Notes due 2015. The Notes due 2015 are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the Notes due 2015 is August 15, 2015 and payment is due in full on that date for unconverted securities. Holders of the Notes due 2015 may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 147.0859 shares per $1,000 principal amount, which is equal to a conversion price of approximately $6.80 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes due 2015 converted in connection with a fundamental change by increasing the conversion rate on such Notes due 2015, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of Notes due 2015 will have the option to require the Company to repurchase all or any portion of such holder’s Notes due 2015 at a repurchase price of 100% of the principal amount of the Notes due 2015 to be repurchased plus accrued and unpaid interest, if any. The Company may elect to redeem some or all of the Notes due 2015 if the closing stock price has equaled 150% of the conversion price for at least 20 of the 30 consecutive trading days ending on the trading day before the Company’s redemption notice. The redemption price will equal 100% of the principal amount of the Notes due 2015 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a make-whole payment equal to the sum of the present values of the remaining scheduled interest payments through and including August 15, 2015 (other than interest accrued up to, but excluding, the redemption date). The Company will be obligated to make the make-whole payment on all the Notes due 2015 called for redemption and converted during the period from the date the Company mailed the notice of redemption to and including the redemption date. The Company may elect to make the make-whole payment in cash or shares of its common stock, subject to certain limitations. Under the terms of the 2015 Note Indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the contract, including the make-whole shares, is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the contract period under existing commitments. The Company performed an analysis at the time of the offering of the Notes due 2015 and each reporting date since and has concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was in excess of the maximum number of shares that could be required to be delivered during the contract period under existing commitments, including the outstanding convertible notes, stock options, restricted stock units, warrants, and other potential common stock issuances.

The Company incurred approximately $4.2 million in issuance costs which are recorded as an offset to the Notes due 2015 in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Notes due 2015.

In December 2006, the Company completed a registered offering of $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013. The Notes due 2013 are governed by the terms of an indenture dated as of November 1, 2006 and a First Supplemental Indenture, dated as of December 12, 2006 (the “2013 Note Indenture”). The Notes due 2013 bear interest at the rate of 3.75% per year on the principal amount, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2007. As of September 30, 2011 and December 31, 2010, the Company had accrued interest of $1.3 million and $0.2 million, respectively, related to the Notes due 2013. The Notes due 2013 are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the Notes due 2013 is December 15, 2013 and payment is due in full on that date for unconverted securities. Holders of the Notes due 2013 may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 44.5002 shares per $1,000 principal amount, which is equal to a conversion price of approximately $22.47 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes due 2013 converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of Notes due 2013 will have the option to require the Company to repurchase all or any portion of such holder’s Notes at a repurchase price of 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any. Under the terms of the 2013 Note Indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the contract, including the make-whole shares, is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the contract period under existing commitments. The Company performed an analysis at the time of the offering of the Notes due 2013 and each reporting date since and has concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was in excess of the maximum number of shares that could be required to be delivered during the contract period under existing commitments, including the outstanding convertible notes, stock options, restricted stock units, warrants, and other potential common stock issuances.

The Company incurred approximately $3.7 million in issuance costs which are recorded as an offset to the Notes due 2013 in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Notes due 2013.

Amortization of debt issuance expense in connection with the offerings of the Notes due 2015 and the Notes due 2013 during the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Amortization expense	$329	$207	$973	$472

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

On January 18, 2011 we received a second Complete Response letter from the U.S. Food and Drug Administration, or FDA, regarding our new drug application, or NDA, for AFREZZA in which the principal issue was the usage of in vitro performance data and bioequivalence data to bridge our next-generation inhaler to the Phase 3 trials conducted using our MedTone (model C) inhaler. The FDA requested that we conduct two clinical studies with the next-generation inhaler (one in patients with type 1 diabetes and one in patients with type 2 diabetes), with at least one trial including a treatment group using the MedTone (model C) inhaler in order to obtain a head-to-head comparison of the pulmonary safety data for the two devices. In the January 2011 Complete Response letter, the FDA also stated that after an adequate titration of study medication there should be at least 12 weeks of relatively stable insulin dosing during the treatment period. In addition to this request, the FDA requested additional information concerning the performance characteristics, usage, handling, shipment and storage of the next-generation inhaler, an update of safety information related to AFREZZA as well as information on proposed user training and changes to the proposed labeling of the device, blister pack, foil wrap and cartons.

On May 4, 2011, we held an End-of-Review meeting with the FDA to discuss the design of the requested Phase 3 clinical trials. In this meeting, we were able to clarify many details about the FDA’s requirements for approval of AFREZZA, and we received further guidance on the design of the studies on May 27, 2011, when we received the agency’s minutes of the End-of-Review meeting. Subsequently, we submitted the proposed protocols and requested a meeting with the FDA to reach agreement on the final protocol designs. The proposed study in patients with type 1 diabetes, known as study 171, is an open-label, forced-titration design that will evaluate the efficacy and safety of AFREZZA in combination with a basal insulin versus insulin aspart, or Novolog, in combination with a basal insulin over a 24-week treatment period. This study will also include a treatment group using the MedTone (model C) inhaler in order to obtain a head-to-head comparison of the pulmonary safety data for the two devices. The design of the study in patients with type 2 diabetes, known as study 174, is subject to further discussion with the FDA, but in general terms we have proposed to evaluate the efficacy and safety of meal-time AFREZZA in insulin naïve patients that are inadequately controlled on metformin or metformin plus another oral antidiabetic drug. Following a meeting with the FDA on August 10, 2011, we have confirmed the design of two clinical studies that will evaluate the efficacy and safety of AFREZZA administered using our next-generation inhaler. There can be no assurance that we will be able to satisfy all of the FDA’s requirements with these two studies or that the FDA will find our proposed approach to these clinical studies acceptable. The FDA could also request that we conduct additional clinical studies beyond the currently planned studies in order to provide sufficient data for approval of the NDA.

One of these studies is an open-label study in patients with type 1 diabetes. After a run-in period, during which all patients will be optimized on their basal insulin regimen, subjects will be randomized to one of three arms: a control arm, in which patients utilize an injected insulin analog at mealtimes, or one of two AFREZZA arms, one each for our first-generation MedTone device and our next-generation Dreamboat device. After the mealtime insulin is titrated, there will be a 12-week observation period on relatively stable doses of the mealtime insulin to assess A1c levels, which is the primary outcome parameter. The inclusion of two AFREZZA arms will permit us to perform a head-to-head comparison of the pulmonary safety data for the two devices, which will, in turn, provide a bridge to the extensive safety data that we collected in our earlier clinical studies of the first-generation MedTone device. The basic design of this study (comparing different mealtime insulins in combination with a basal insulin regimen) is similar in design to a previous Phase 3 study that we conducted in patients with type 1 diabetes using our first-generation MedTone inhaler.

The other study will assess AFREZZA using the next-generation Dreamboat inhaler in patients with type 2 diabetes who are inadequately controlled on metformin with or without a second or third oral medication. Patients will be randomized to treatment with AFREZZA or placebo in a randomized fashion. The study will have a titration period, followed by a 12-week observation period to assess A1c levels. The goal of this study is to evaluate the efficacy of AFREZZA compared to placebo powder. We have previously compared AFREZZA to placebo powder in successful Phase 2 studies involving patients with type 2 diabetes.

Subject to the timely enrollment of patients in these studies, we currently expect to complete both of these studies during 2012 and to submit the results as an amendment to our new drug application to the FDA by the first half of 2013.

There can be no assurance that we will be able to satisfy all of the FDA’s requirements with these two clinical studies or that the FDA will ultimately find our proposed approach to these clinical studies acceptable. The FDA could also request that we conduct additional clinical studies beyond the currently planned studies in order to provide sufficient data for approval of AFREZZA.

We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of September 30, 2011, we have incurred a cumulative net loss of $1.9 billion and an accumulated stockholders’ deficit of $280.8 million. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities, convertible debt securities and borrowings under our related party loan. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding in the future, there will be substantial doubt about our ability to continue as a going concern.

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

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development expenses consist mainly of costs associated with the clinical trials of our product candidates that have not yet received regulatory approval for marketing and for which no alternative future use has been identified. This includes the salaries, benefits and stock-based compensation of research and development personnel, raw materials, such as insulin purchases, laboratory supplies and materials, facility costs, costs for consultants and related contract research, licensing fees, and depreciation of laboratory equipment. We track research and development costs by the type of cost incurred. We partially offset research and development expenses with the recognition of estimated amounts receivable from the State of Connecticut pursuant to a program under which we can exchange qualified research and development income tax credits for cash. Included in research and development expenses for the nine months ended September 30, 2011 were insulin purchases totaling $8.4 million.

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

During the first quarter of 2011, we implemented a restructuring to streamline operations, reduce operating expenses, extend our cash runway and focus our resources on securing FDA approval of the NDA for AFREZZA. In connection with the restructuring, we recorded charges to research and development expenses of approximately $4.8 million for employee severance and other related termination benefits. The remaining liability of approximately $0.3 million is expected to be paid out in the fourth quarter of 2011. The restructuring is anticipated to result in research and development operating cost savings of approximately $9.9 million in 2011. These savings will be partially offset by increased costs associated with the additional trials required by the FDA.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for administrative, finance, business development, human resources, legal and information systems support personnel. In addition, general and administrative expenses include professional service fees and business insurance costs.

In connection with the restructuring, we recorded charges to general and administrative expenses of approximately $1.6 million for employee severance and other related termination benefits. The remaining liability of approximately $0.1 million is expected to be-paid out in the fourth quarter of 2011. The restructuring is anticipated to result in general and administrative operating cost savings of approximately $2.9 million in 2011. These savings may be offset by increased professional fees.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to our critical accounting policies as described in Item 7 of our Annual Report.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2011 and 2010

Revenues

We did not recognize any revenue for the three months ended September 30, 2011 and 2010, respectively. We recognized revenue of $50,000 and $93,000 under a license agreement for the nine months ended September 30, 2011 and 2010, respectively. We do not anticipate sales of any product prior to regulatory approval and commercialization of AFREZZA.

Research and Development Expenses

The following table provides a comparison of the research and development expense categories for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three months ended September 30,
	2011	2010	$ Change	% Change
Clinical	$5,245	$5,150	$95	2%
Manufacturing	13,917	20,723	(6,806)	(33%)
Research	2,528	3,384	(856)	(25%)
Research and development tax credit	(265)	196	(461)	(235%)
Stock-based compensation expense	1,707	1,958	(251)	(13%)

Research and development expenses	$23,132	$31,411	$(8,279)	(26%)

	Nine months ended September 30,
	2011	2010	$ Change	% Change
Clinical	$17,870	$18,976	$(1,106)	(6%)
Manufacturing	49,377	51,558	(2,181)	(4%)
Research	9,266	11,019	(1,753)	(16%)
Research and development tax credit	(522)	(238)	(284)	119%
Stock-based compensation expense	3,726	6,747	(3,021)	(45%)

Research and development expenses	$79,717	$88,062	$(8,345)	(9%)

The decrease in research and development expenses for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was primarily due to a $4.1 million decrease in raw material purchases. Additionally, salary related costs decreased $3.3 million and stock based compensation expense decreased $0.3 million as a result of the February 2011 reduction in force as well as the positive impact of our cost cutting measures on operating expenses. Clinical expenses increased slightly over the prior year quarter as AFREZZA study 171 was initiated in the current quarter.

Research and development expenses for the nine months ended September 30, 2011 decreased as compared to the nine months ended September 30, 2010, primarily due to decreases of $3.4 million in salary related costs and $3.0 million in stock based compensation expense due to the February 2011 restructuring as well as the positive effect of our cost cutting measures. In June 2011, we entered into a letter agreement with N.V. Organon, or Organon, now a subsidiary of Merck, to settle a dispute that arose between us and Organon in connection with the termination by us of the Supply Agreement. In connection with the letter agreement, we received two shipments of recombinant human insulin from Organon in exchange for payments totaling $16.0 million. During the nine months ended September 30, 2011, we expensed $8.4 million for insulin received and recorded $7.6 million for a contract cancellation fee. This transaction resulted in an increase of $3.2 million in raw material purchases compared to the same period in the prior year.

We anticipate that our research and development expenses for 2011 will be slightly lower than the prior year due to lower purchases of raw materials and a smaller workforce going forward, partially offset by increased costs associated with the additional trials required by the FDA.

General and Administrative Expenses

The following table provides a comparison of the general and administrative expense categories for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three months ended September 30,
	2011	2010	$ Change	% Change
Salaries, employee related and other general expenses	$8,027	$9,750	$(1,723)	(18%)
Stock-based compensation expense	1,614	1,379	235	17%

General and administrative expenses	$9,641	$11,129	$(1,488)	(13%)

	Nine months ended September 30,
	2011	2010	$ Change	% Change
Salaries, employee related and other general expenses	$25,996	$27,841	$(1,845)	(7%)
Stock-based compensation expense	4,297	4,595	(298)	(6%)

General and administrative expenses	$30,293	$32,436	$(2,143)	(7%)

General and administrative expenses for the three months ended September 30, 2011 decreased as compared to the same period in the prior year primarily due to decreased salary related costs of $1.0 million as a result of the February 2011 reduction in force as well as the positive impact of our cost cutting measures on other general operating expenses.

General and administrative expenses for the nine months ended September 30, 2011 decreased as compared to the same period in the prior year primarily due to decreased salary related costs of $0.7 million and stock based compensation of $0.3 million as a result of the February 2011 reduction in force as well as the positive impact of our cost cutting measures on other general operating expenses.

Overall, we expect general and administrative expenses for 2011 to be consistent with the prior year as we may incur increased professional fees, offset by reduced expenses as a result of our cost cutting measures.

Other Income and Expense

Other income for the three months ended September 30, 2011 was $79,000 compared to $1.9 million in the same period in the prior year. In the prior year quarter we received a reimbursement of $1.6 million in connection with a soil cleanup plan, recorded a net gain of $0.6 million related to our foreign exchange hedging contracts and recognized a $0.3 million other than temporary impairment on marketable securities.

Other income for the nine months ended September 30, 2011 was $1.5 million compared to other expense of $98,000 in the same period in the prior year. We recorded a realized gain of $1.3 million on foreign exchange hedging contracts for the nine months ended September 30, 2011. The foreign exchange hedging contracts were terminated during the quarter ended March 31, 2011. During the nine months ended September 30, 2010, we received a reimbursement of $1.6 million in connection with a soil cleanup plan, recorded a $1.2 million loss on foreign exchange hedging contracts and recognized a $0.6 million other than temporary impairment on marketable securities.

Interest Expense

Interest expense for the three and nine months ended September 30, 2011 increased by $1.0 million and $4.2 million, respectively, as compared to the same periods in the prior year primarily due to the additional interest expense associated with our issuance of 5.75% Senior Convertible Notes in August 2010 (See Note 13 — Senior convertible notes, of the Notes to the accompanying financial statements) as well as additional drawdowns on our note payable to our principal stockholder.

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

In August 2010, we amended and restated the existing promissory note evidencing the loan arrangement with The Mann Group to extend the maturity date from December 31, 2011 to December 31, 2012. Under the amended and restated promissory note, The Mann Group can require us to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If The Mann Group exercises this right, we will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances. In August 2010, we entered into a letter agreement confirming a previous commitment by The Mann Group to not require us to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require us to use our working capital resources, including the proceeds from the sale of our 5.75% Senior Convertible Notes due 2015. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at the lender’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the loan arrangement are unsecured. The loan arrangement contains no financial covenants. As of September 30, 2011, the amount borrowed and outstanding under the arrangement was $277.2 million and we had $45.0 million of available borrowings under the arrangement.

In August 2010, Seaside and we entered into a common stock purchase agreement, or the Seaside purchase agreement. The Seaside purchase agreement required us to issue and sell, and Seaside to buy, up to 18,200,000 shares of our common stock in installments of 700,000 shares once every 14 days, subject to the satisfaction of certain closing conditions at each closing, beginning on September 22, 2010 and ending approximately 50 weeks after the initial closing. The price of the shares that we sold to Seaside was at an 8% discount to the volume weighted average trading price for our common stock for the ten consecutive trading days immediately preceding each closing date. For a particular closing to take place, the ten-day volume weighted average trading price for our common stock immediately prior to such closing must have met or exceeded a minimum price set by us at $6.50 per share. If the ten-day volume weighted average trading price for a particular closing was below $6.50 per share, then that closing would not occur and the aggregate number of shares to be purchased would be reduced by 700,000 shares. Seaside also had the right not to complete a purchase of shares at a closing if it would cause Seaside’s beneficial ownership of our common stock, calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to exceed 10% of our outstanding common stock immediately after such subsequent closing. Seaside had agreed not to engage in short sales of our common stock during the term of the Seaside purchase agreement and had agreed that it would not sell more than 10% of the total number of shares of common stock traded on any trading day. In August 2010, we entered into an agreement with Omni Capital Corporation to pay that firm a finder’s fee in an amount equal to 1% of the aggregate value of all cash invested by Seaside under the Seaside purchase agreement. As of September 30, 2011, a total of 3,500,000 shares had been sold to Seaside under the Seaside purchase agreement for net proceeds of $23.8 million. The Seaside purchase agreement terminated during the quarter ended September 30, 2011.

In conjunction with the Seaside agreement, in August 2010, The Mann Group and we entered into a common stock purchase agreement, or the Mann purchase agreement. Under the Mann purchase agreement, we were required to issue and sell, and The Mann Group was obligated to purchase, the same number of shares of our common stock that Seaside purchased on each closing date under the Seaside purchase agreement. The price of the shares that we issued and sold to The Mann Group was equal to the greater of $7.15 per share (the closing bid price of our common stock on August 10, 2010) and the closing bid price of our common stock on the trading day immediately preceding the applicable closing date. The aggregate purchase price for the shares of common stock we issued and sold to The Mann Group was paid by cancelling an equal amount of the outstanding principal under the $350.0 million revolving loan arrangement provided by The Mann Group. As of September 30, 2011, a total of 3,500,000 shares had been issued to The Mann Group under the Mann purchase agreement, which were paid for by the cancellation of $27.8 million of outstanding principal under the loan arrangement. The Mann purchase agreement terminated during the quarter ended September 30, 2011.

During the nine months ended September 30, 2011, we used $103.5 million of cash for our operations and had a net loss of $124.4 million for the nine months ended September 30, 2011, of which $20.1 million consisted of non-cash charges such as depreciation and amortization, and stock-based compensation. By comparison, during the nine months ended September 30, 2010, we used $109.7 million of cash for our operations and had a net loss of $132.3 million, of which $24.3 million consisted of non-cash charges such as depreciation and amortization, and stock-based compensation. Cash used for our operations for the nine months ended September 30, 2011 decreased by $6.2 million compared to cash used for our operations for the nine months ended September 30, 2010 due primarily to reduced salary-related costs and the positive impact of cost cutting measures on operating costs as a result of our February 2011 restructuring. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of AFREZZA.

We used $2.8 million of cash for investing activities during the nine months ended September 30, 2011, compared to $3.6 million of cash used for the nine months ended September 30, 2010. For the nine months ended September 30, 2011 and 2010, $6.7 million and $5.6 million, respectively, were used to purchase machinery and equipment to expand our manufacturing operations and our quality systems that support clinical trials for AFREZZA. Cash used in investing activities for the nine months ended September 30, 2011 decreased $0.8 million compared to the same period in prior year due to an increase of $1.8 million in proceeds received from sales and maturities of marketable securities. We received cash of $3.8 million for the nine months ended September 30, 2011 related to the early termination of certificates of deposit that were previously held as collateral for foreign exchange hedging instruments compared to $2.0 million received in the same period in prior year as a certificate of deposit matured. Cash generated from marketable securities was offset by an increase of $1.1 million of cash used to purchase machinery and equipment compared to the same period in the prior year.

Our financing activities generated $63.0 million of cash for the nine months ended September 30, 2011, compared to $181.2 million for the same period in 2010. For the nine months ended September 30, 2011, cash from financing activities was primarily from $53.0 million of related party borrowings and $10.5 million related to the sale of common stock to Seaside during the first quarter of 2011 as well as the exercise of stock options. For the nine months ended September 30, 2010, cash from financing activities was primarily from the issuance of $95.8 million of 5.75% Senior Convertible Notes due 2015 in August 2010, $87.0 million of related party borrowings and $1.8 million related to the sale of common stock as well as the exercise of stock options. Cash from financing activities for the nine months ended September 30, 2011 decreased by $118.2 million compared to cash from financing for the same period in the prior year due to proceeds from the issuance of the 5.75% Senior Convertible Notes due 2015 in August 2010 as well as decreased related party borrowings, offset by increased sales of common stock primarily to Seaside.

As of September 30, 2011, we had $23.3 million in cash, cash equivalents and marketable securities. Although we believe our existing cash resources, including the $45.0 million remaining available under our loan arrangement with The Mann Group, will be sufficient to fund our anticipated cash requirements into the first quarter of 2012, we will require significant additional financing in the future to fund our operations and if we are unable to do so, there will be substantial doubt about our ability to continue as a going concern. Accordingly, we expect that we will need to raise additional capital, either through the sale of equity or debt securities, the entry into a strategic business collaboration with a pharmaceutical or biotechnology company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, or an increase in the borrowings available under the loan arrangement with our related party, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities.

We intend to use our capital resources to continue the development and commercialization of AFREZZA, if approved. We are expending a portion of our capital to scale up our manufacturing capabilities in our Danbury facility. We also intend to use our capital resources for general corporate purposes.

On September 23, 2011, we announced that we proposed to offer, subject to market conditions, senior secured discount notes due 2017 expected to yield gross proceeds of approximately $370.0 million. There can be no assurances, however, that we will be able to raise additional capital through this offering on acceptable terms, or at all. If the offering is consummated, the net proceeds from the offering of the notes would be used for development and operating capital, including completion of the Phase 3 clinical trials of our lead product candidate, AFREZZA, preparing for commercialization of AFREZZA, continuing the build-out of our Danbury, Connecticut manufacturing facility, ongoing research and development efforts, and general corporate purposes.

We have also held extensive discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for AFREZZA. We cannot predict when, if ever, we could conclude an agreement with a partner. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms, if at all.

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

Off-Balance Sheet Arrangements

As of September 30, 2011 we did not have any off-balance sheet arrangements.

Contractual Obligations

In June 2011, we entered into a letter agreement, or the Letter Agreement, with Organon, to settle a dispute that arose between us and Organon in connection with the termination by us of the supply agreement between us and Organon dated November 16, 2007, or the Supply Agreement. Under the terms of the Letter Agreement, we will pay Organon an aggregate of $16.0 million in two installments, each of which will be paid after we receive certain quantities of recombinant human insulin manufactured and supplied by Organon. The Letter Agreement is in full and final settlement of, and we and Organon agreed to release each other from, any and all actions and claims that we and Organon had or may have against each other in connection with the dispute regarding the Supply Agreement and related matters. In the quarter ended June 30, 2011, we received the first of two shipments of recombinant human insulin and paid the first installment of $8.0 million. During the quarter ended September 30, 2011, we received the second shipment of insulin and paid the second installment of $8.0 million. (See Note 11 — Commitments and contingencies of the Notes to the accompanying financial statements.)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates impacting our short-term investment portfolio as well as the interest rate on our credit facility with The Mann Group. The interest rate on our credit facility with The Mann Group is a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum. Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments is entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments at September 30, 2011 are comprised mainly of a certificate of deposit and a common stock investment. We continue to utilize our $350.0 million credit facility to fund operations. As of September 30, 2011, the amount borrowed and outstanding under the credit facility was $277.2 million, with $45.0 million of available borrowings. The interest rate is fixed at the time of the draw. If interest rates were to increase from levels at September 30, 2011 we could experience a higher level of interest expense than assumed in our current operating plan.

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

Our chief executive officer and chief financial officer performed an evaluation under the supervision and with the participation of our management, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2011. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Following the receipt by us of the Complete Response letter from the FDA regarding the NDA for AFREZZA in January 2011 and the subsequent decline of the price of our common stock, several complaints were filed in the U.S. District Court for the Central District of California against us and certain of our officers and directors on behalf of certain purchasers of our common stock. The complaints include claims asserted under Sections 10(b) and 20(a) of the Exchange Act and have been brought as purported shareholder class actions. In general, the complaints allege that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding our business and prospects for AFREZZA, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. The complaints have been transferred to a single court and consolidated for all purposes. The court has appointed a lead plaintiff and lead counsel and a consolidated complaint was filed on June 27, 2011. On August 12, 2011, we filed a motion to dismiss the consolidated complaint. The hearing on this motion is set for November 14, 2011. We will vigorously defend against the claims advanced.

Starting in February 2011, shareholder derivative complaints were filed in the Superior Court of California for the County of Los Angeles and in the U.S. District Court for the Central District of California against our directors and certain of our officers. The complaints in the shareholder derivative actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the complaints allege that our directors and certain of our officers caused or allowed for the dissemination of materially false and misleading statements regarding our business and prospects for AFREZZA, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief, including reforms to our corporate governance and internal procedures. The Superior Court of California for the County of Los Angeles has consolidated the actions pending before it. Likewise, the U.S. District Court for the Central District of California has consolidated the actions pending before it. The U.S. District Court for the Central District of California has also appointed lead plaintiffs and lead counsel and a consolidated complaint was filed on August 12, 2011. We moved to dismiss the complaint on September 26, 2011. The hearing on this motion is set for January 30, 2012. We will vigorously defend against the claims advanced.

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

In January 2011, the FDA requested that we conduct additional clinical studies of AFREZZA using our next-generation inhaler. In early May 2011, we held an End-of-Review meeting with the agency to discuss the protocols for the additional studies. In August 2011, we confirmed with the FDA the design of two clinical studies that will evaluate the efficacy and safety of AFREZZA administered using our next-generation inhaler. We plan to continue working closely with the FDA in our effort to ensure that our clinical studies address the agency’s requests for additional information about AFREZZA. There can be no assurance that we will be able to satisfy all of the FDA’s requirements or that the FDA will find our proposed approach to these clinical studies acceptable. The FDA could also again request that we conduct additional clinical trials to provide sufficient data for approval of the NDA. There can be no assurance that we will obtain approval of the NDA in a timely manner or at all.

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

We have a history of operating losses, we expect to continue to incur losses and we may never generate positive cash flow from operations.*

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

We have never been profitable or generated positive cash flow from operations and, as of September 30, 2011, we had incurred a cumulative net loss of $1.9 billion. The cumulative net loss has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates, including AFREZZA. This cumulative net loss may increase significantly as we continue development and clinical trial efforts.

Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of September 30, 2011, we had a stockholders’ deficit of $280.8 million. Our ability to achieve and sustain positive cash flow from operations and profitability depends upon obtaining regulatory approvals for and successfully commercializing AFREZZA, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates, and we may not receive them. We may not generate positive cash flow from operations or be profitable even if we succeed in commercializing any of our product candidates. As a result, we cannot be sure when we will generate positive cash flow from operations or become profitable, if at all.

We will be required to raise additional capital to fund our operations, and our inability to do so could raise doubt about our ability to make payment on the notes or even continue as a going concern.*

Based upon our current expectations, we believe that our existing capital resources, including the loan arrangement with The Mann Group, will enable us to continue planned operations into the first quarter of 2012. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. In any event, we plan to raise additional funds, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, or an increase in the borrowings available under the loan arrangement with our related party, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. However, it may be difficult for us to raise additional funds through these planned measures. As of September 30, 2011, we had a stockholders’ deficit of $280.8 million which may raise concerns about our solvency and affect our ability to raise additional capital. The amount of additional funds we need will depend on a number of factors, including:

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

We have raised capital in the past primarily through the sale of equity and debt securities. We may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities. On September 23, 2011, we announced that we proposed to offer, subject to market conditions, senior secured discount notes due 2017 expected to yield gross proceeds of approximately $370.0 million. There can be no assurances, however, that we will be able to raise additional capital through this offering on acceptable terms, or at all. Issuances of additional debt or equity securities or the conversion of any of our currently outstanding convertible debt securities into shares of our common stock could impact the rights of the holders of our common stock and may dilute their ownership percentage. Moreover, the establishment of other funding facilities may impose restrictions on our operations. These restrictions could include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing or sale of certain intellectual property and other assets. We cannot offer assurances, however, that any strategic collaborations, sales of securities or sales or licenses of assets will be available to us on a timely basis or on acceptable terms, if at all. We may be required to enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such relationships may not be on terms as commercially favorable to us as might otherwise be the case.

In the event that sufficient additional funds are not obtained through our proposed senior note offering, strategic collaboration opportunities, sales of securities, credit facilities, licensing arrangements and/or asset sales on a timely basis, we will be required to reduce expenses through the delay, reduction or curtailment of our projects, including AFREZZA commercialization, or further reduction of costs for facilities and administration. Moreover, if we do not obtain such additional funds, there will be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and loss of investment to the holders of our securities. As of the date hereof, we have not obtained a solvency opinion or otherwise conducted a valuation of our properties to determine whether our debts exceed the fair value of our property within the meaning of applicable solvency laws. If we are or become insolvent, investors in our stock may lose the entire value of their investment.

Because we will not be able to generate operating cash flow unless and until AFREZZA is commercialized, which we expect will require us to reach an agreement with a commercialization partner, we cannot provide assurances that changed or unexpected circumstances, including, among other things, delays in obtaining regulatory approval and in identifying and reaching agreements with a commercialization partner, will not result in the depletion of our capital resources more rapidly than we currently anticipate, in which case we may be required to raise additional capital. There can be no assurances that we will be able to raise additional capital on acceptable terms, or at all. If planned operating results are not achieved or we are not successful in raising additional capital through equity or debt financings or entering into a strategic business collaboration with a pharmaceutical or biotechnology company, we will be required to reduce expenses through the delay, reduction or curtailment of our projects, including AFREZZA development activities, or further reduction of costs for facilities and administration, and there will be substantial doubt about our ability to make payment on the notes or even continue as a going concern.

Deteriorating global economic conditions may have an adverse impact on our loan facility with The Mann Group or our ability to complete our proposed senior note offering.*

As widely reported, financial markets in the United States, Europe and Asia have experienced a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government and other governments. We cannot predict the impact of these events on our loan facility with The Mann Group or our ability to complete our proposed senior note offering. If we are unable to draw on The Mann Group loan facility or complete the proposed offering, our business and financial condition may be adversely affected.

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

We have never manufactured AFREZZA or any other product candidates in commercial quantities, and if we fail to develop an effective manufacturing capability for our product candidates or to engage third-party manufacturers with this capability, we may be unable to commercialize these products.*

We use our Danbury, Connecticut facility to formulate AFREZZA Inhalation Powder, fill plastic cartridges with the powder, package the cartridges in blister packs, place the two blister packs into foil pouches and package three pouches plus two inhalers and the package insert as units in 90-unit boxes (and single blister pouch packs for trials). Although this facility has been qualified and undergone an inspection by the FDA in connection with our original NDA submission that sought approval of AFREZZA using our MedTone inhaler, we anticipate that our facility will need to undergo further inspection related to our ability to fill and package cartridges for the next-generation Dreamboat inhaler before we can be approved to distribute the manufactured products commercially. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. If we engage a third-party manufacturer, we would need to transfer our technology to that third-party manufacturer and gain FDA approval, potentially causing delays in product delivery. In addition, our third-party manufacturer may not perform as agreed or may terminate its agreement with us.

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

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.*

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

We deal with hazardous materials and must comply with environmental laws and regulations, which can be expensive and restrict how we do business.*

Our research and development work involves the controlled storage and use of hazardous materials, including chemical and biological materials. In addition, our manufacturing operations involve the use of a chemical that may form an explosive mixture under certain conditions. Our operations also produce hazardous waste products. We are subject to federal, state and local laws and regulations (i) governing how we use, manufacture, store, handle and dispose of these materials (ii) imposing liability for costs of cleaning up, and damages to natural resources from past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances, and (iii) regulating workplace safety. Moreover, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated, and in the event of an accident, we could be held liable for any damages that may result, and any liability could fall outside the coverage or exceed the limits of our insurance. Currently, our general liability policy provides coverage up to $1.0 million per occurrence and $2.0 million in the aggregate and is supplemented by an umbrella policy that provides a further $4.0 million of coverage; however, our insurance policy excludes pollution liability coverage and we do not carry a separate hazardous materials policy. In addition, we could be required to incur significant costs to comply with environmental laws and regulations in the future. Finally, current or future environmental laws and regulations may impair our research, development or production efforts or have an adverse impact on our business, results of operations and financial condition.

When we purchased the facilities located in Danbury, Connecticut in 2001, there was a soil and groundwater investigation and remediation being conducted by a former site operator (the responsible party) under the oversight of the Connecticut Department of Environmental Protection, or CT DEP, which is continuing. As part of the purchase, we obtained an indemnification from the seller for all known environmental conditions that existed at the time the seller acquired the property. The seller was, in turn, indemnified for these known environmental conditions by the previous owner and its operator (responsible party). We also received an indemnification from the seller for environmental conditions created during its ownership of the property and for environmental problems unknown at the time that the seller acquired the property. These additional indemnities have since expired and were limited to the purchase price we paid for the Danbury facilities.

During the construction of our expanded manufacturing facility, we excavated contaminated soil under the footprint of our building expansion location in the third quarter of 2008, at a cost of approximately $2.25 million. The responsible party reimbursed us for our increased excavation and disposal costs of contaminated soil in the amount of $1.625 million in July 2010. The responsible party has further agreed to conduct at its expense all work and make all filings necessary to achieve closure for the environmental investigation and remediation being conducted at the site and agreed to pay for or indemnify us for any future costs and expenses we may incur that are directly related to the final closure of the environmental remediation. If we are unable to collect these future costs and expenses, if any, from the responsible party, our business and results of operations may be harmed.

If we fail to enter into collaborations with third parties, we would be required to establish our own sales, marketing and distribution capabilities, which could impact the commercialization of our products and harm our business.

Our products are intended to be used by a large number of healthcare professionals who will require substantial education and support. For example, a broad base of physicians, including primary care physicians and endocrinologists, treat patients with diabetes. A large sales force will be required in order to educate these physicians about the benefits and advantages of AFREZZA and to provide adequate support for them. Therefore, our primary strategy is to enter into collaborations with one or more pharmaceutical companies to market, distribute and sell AFREZZA, if it is approved. If we fail to enter into collaborations, we would be required to establish our own direct sales, marketing and distribution capabilities. Establishing these capabilities can be time-consuming and expensive and would delay our ability to commercialize AFREZZA. Because we lack experience in selling pharmaceutical products to the diabetes market, we would be at a disadvantage compared to our potential competitors, all of whom have substantially more resources and experience than we do. For example, several other companies selling products to treat diabetes have existing sales forces in excess of 1,500 sales representatives. We, acting alone, would not initially be able to field a sales force as large as our competitors or provide the same degree of marketing support. Also, we would not be able to match our competitors’ spending levels for pre-launch marketing preparation, including medical education. We cannot assure you that we will succeed in entering into acceptable collaborations, that any such collaboration will be successful or, if not, that we will successfully develop our own sales, marketing and distribution capabilities.

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

If third-party payers do not reimburse consumers for our products, our products might not be used or purchased, which would adversely affect our revenues.*

Our future revenues and ability to generate cash flow from operation may be affected by the continuing efforts of governments and third-party payers to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets the pricing of prescription pharmaceuticals is subject to governmental control. In the United States, there has been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private payers for healthcare goods and services may take in response to any drug pricing reform proposals or legislation. Such reforms may make it difficult to complete the development and testing of AFREZZA and our other product candidates, and therefore may limit our ability to generate revenues from sales of our product candidates and achieve profitability. Further, to the extent that such reforms have a material adverse effect on the business, financial condition and profitability of other companies that are prospective collaborators for some of our product candidates, our ability to commercialize our product candidates under development may be adversely affected.

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

If product liability claims are brought against us, we may incur significant liabilities and suffer damage to our reputation.*

The testing, manufacturing, marketing and sale of AFREZZA and our other product candidates expose us to potential product liability claims. A product liability claim may result in substantial judgments as well as consume significant financial and management resources and result in adverse publicity, decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. We currently carry worldwide liability insurance in the amount of $10.0 million. In addition, we carry local policies per trial in each country in which we conduct clinical trials that require us to carry coverage based on local statutory requirements. We intend to obtain product liability coverage for commercial sales in the future if AFREZZA is approved. However, we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise, and because insurance coverage in our industry can be very expensive and difficult to obtain, we cannot assure you that we will be able to obtain sufficient coverage at an acceptable cost, if at all. If losses from such claims exceed our liability insurance coverage, we may ourselves incur substantial liabilities. If we are required to pay a product liability claim our business and results of operations would be harmed and the market price of our common stock may decline.

If we lose any key employees or scientific advisors, our operations and our ability to execute our business strategy could be materially harmed.*

In order to commercialize our product candidates successfully, we will be required to expand our work force, particularly in the areas of manufacturing and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing personnel. We face intense competition for qualified employees among companies in the biotechnology and biopharmaceutical industries. Our success depends upon our ability to attract, retain and motivate highly skilled employees. We may be unable to attract and retain these individuals on acceptable terms, if at all.

The loss of the services of any principal member of our management and scientific staff could significantly delay or prevent the achievement of our scientific and business objectives. With the exception of our Chief Scientific Officer, Dr. Peter C. Richardson, all of our employees are “at will” and we currently do not have employment agreements with any of the principal members of our management or scientific staff, and we do not have key person life insurance to cover the loss of any of these individuals. Replacing key employees may be difficult and time-consuming because of the limited number of individuals in our industry with the skills and experience required to develop, gain regulatory approval of and commercialize our product candidates successfully.

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

The FDA is regulating AFREZZA as a “combination product” because of the complex nature of the system that includes the combination of a new drug (AFREZZA) and a new medical device (the inhaler used to administer the insulin). The review of our NDA for AFREZZA involves several separate review groups of the FDA including: (1) the Metabolic and Endocrine Drug Products Division; (2) the Pulmonary Drug Products Division; and (3) the Center for Devices and Radiological Health, which reviews medical devices. The Metabolic and Endocrine Drug Products Division is the lead group and obtains consulting reviews from the other two FDA groups. We can make no assurances at this time about what impact FDA review by multiple groups will have on the approvability of our product or that we will obtain approval of the NDA in a timely manner or at all.

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

We have only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely approvals from the FDA or foreign regulatory agencies, if at all.*

We will not be able to commercialize AFREZZA or any other product candidates unless we have obtained regulatory approval. Until we prepared and submitted our NDA for AFREZZA, we had no experience as a company in late-stage regulatory filings, such as preparing and submitting NDAs, which may place us at risk of delays, overspending and human resources inefficiencies. Any delay in obtaining, or inability to obtain, regulatory approval could harm our business.

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

Even if we obtain regulatory approval for our product candidates, such approval may be limited and we will be subject to stringent, ongoing government regulation.*

Even if regulatory authorities approve any of our product candidates, they could approve less than the full scope of uses or labeling that we seek or otherwise require special warnings or other restrictions on use or marketing or could require potentially costly post-marketing follow-up clinical trials. Regulatory authorities may limit the segments of the diabetes population to which we or others may market AFREZZA or limit the target population for our other product candidates. There are no assurances that any advantages of AFREZZA will be agreed to by the FDA or otherwise included in product labeling or advertising and, as a result, AFREZZA may not have our expected competitive advantages when compared to other insulin products.

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

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Interference proceedings brought by the United States Patent and Trademark Office, or USPTO, may be necessary to determine the priority of inventions with respect to our patent applications or those of our collaborators or licensors. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to our management. We may not be able, alone or with our collaborators and licensors, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States. We may not prevail in any litigation or interference proceeding in which we are involved. Even if we do prevail, these proceedings can be very expensive and distract our management.

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

•

the existence of, and the issuance of shares of our common stock pursuant to, the share lending agreement and the short sales of our common stock effected in connection with the sale of our 5.75% convertible notes due 2015; and

•

discussion of AFREZZA, our other product candidates, competitors’ products, or our stock price by the financial and scientific press, the healthcare community and online investor communities such as chat rooms. In particular, it may be difficult to verify statements about us and our investigational products that appear on interactive websites that permit users to generate content anonymously or under a pseudonym and statements attributed to company officials may, in fact, have originated elsewhere.

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

Our Chairman and Chief Executive Officer and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.*

At September 30, 2011, Mr. Mann beneficially owned approximately 39.2% of our outstanding shares of capital stock. By virtue of his holdings, Mr. Mann may be able to continue to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.

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

The future sale of our common stock or the conversion of our senior convertible notes into common stock could negatively affect our stock price.*

As of September 30, 2011, we had 131,337,279 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock may decline. Likewise the issuance of additional shares of our common stock upon the conversion of some or all of our senior convertible notes could adversely affect the trading price of our common stock. In addition, the existence of these notes may encourage short selling of our common stock by market participants. Furthermore, if we were to include in a company-initiated registration statement shares held by our stockholders pursuant to the exercise of their registration rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.4(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.5(5)	Amended and Restated Bylaws.

4.1(6)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated November 1, 2006.

4.2(7)	First Supplemental Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated December 12, 2006.

4.3(7)	Form of 3.75% Senior Convertible Note due 2013.

4.4(1)	Form of common stock certificate.

4.5(1)	Registration Rights Agreement, dated October 15, 1998, by and among CTL ImmunoTherapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended.

4.6(8)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated August 24, 2010.

4.7(8)	Form of 5.75% Senior Convertible Note due 2015.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

(1)	Incorporated by reference to MannKind’s registration statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended.
(2)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 9, 2007.
(3)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 2, 2010.
(4)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 4, 2011.
(5)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on November 19, 2007.

(6)	Incorporated by reference to MannKind’s registration statement on Form S-3 (File No. 333-138373), filed with the SEC on November 2, 2006.
(7)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on December 12, 2006.
(8)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on August 24, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2011	MANNKIND CORPORATION

	By:	/s/ Matthew J. Pfeffer
Matthew J. Pfeffer
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)