Form 10-K
period 2011-12-31
MANNKIND CORP
filed 2012-03-15
CIK 899460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

As of June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Global Market, was approximately $197,471,688.

As of March 2, 2012, there were 167,465,888 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, or the Proxy Statement, for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K.

MANNKIND CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2011

Forward-Looking Statements

Statements in this report that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, statements about: the progress or success of our research, development and clinical programs, including the application for and receipt of regulatory clearances and approvals, and the timing or success of the commercialization of AFREZZA, if approved, or any other products or therapies that we may develop; our ability to market, commercialize and achieve market acceptance for AFREZZA, or any other products or therapies that we may develop; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; our estimates for future performance; our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing; and scientific studies and the conclusions we draw from them. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. These statements are only predictions or conclusions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risks and Uncertainties That May Affect Results” and elsewhere in this report. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

AFREZZA®, MedTone®, Dreamboat™ and Technosphere® are our trademarks in the United States. We have also applied for or have registered company trademarks in other jurisdictions, including Europe and Japan. This document also contains trademarks and service marks of other companies that are the property of their respective owners.

PART I

Item 1. Business

Unless the context requires otherwise, the words “MannKind,” “we,” “company,” “us” and “our” refer to MannKind Corporation and its subsidiaries. Unless explicitly stated otherwise, AFREZZA refers to the combination of AFREZZA inhalation powder and the AFREZZA inhaler.

MannKind Corporation is a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes and cancer. Our lead product candidate, AFREZZA (insulin human [rDNA origin]) inhalation powder, is an ultra rapid-acting insulin that is in late-stage clinical investigation for the treatment of adults with type 1 or type 2 diabetes for the control of hyperglycemia. Diabetes is a significant health concern. According to the Centers for Disease Control and Prevention, in the United States in 2011, approximately 25.8 million people had diabetes and if current trends continue, one in three adults in the United States are expected to have diabetes by 2050. The International Diabetes Federation has estimated that approximately 366 million people have diabetes today; by 2030 this is expected to have risen to approximately 552 million.

PRODUCT PIPELINE

Our lead product candidate, AFREZZA, has a time-action profile unlike other insulin products. In our clinical trials to date, we have consistently observed that AFREZZA inhalation powder is rapidly absorbed into the bloodstream following inhalation, reaching peak levels within 12 to 14 minutes. In this manner, AFREZZA produces a profile of insulin levels in the bloodstream that closely approximates the early insulin secretion normally seen in healthy individuals immediately following the beginning of a meal, but which is absent in patients with diabetes.

The AFREZZA inhalation powder is centered on a class of pH-sensitive organic molecules that self-assemble into small particles under acidic conditions. We refer to these particles as Technosphere particles. Certain drugs, such as insulin, can be loaded onto these particles by combining an acidic solution of the drug with a suspension of Technosphere material, which is then dried to a powder. This powder is then filled into plastic cartridges and packaged. To administer AFREZZA inhalation powder, a patient loads a cartridge into our inhaler. By inhaling through this device, air is pulled through the cartridge, which aerosolizes the powder and pulls the particles into the air current and out through the mouthpiece. The individual particles within this aerosol are small and have aerodynamic properties that enable them to fly efficiently deep into the lungs. When the particles contact the moist lung surface with its neutral pH, the Technosphere particles dissolve immediately, releasing the insulin molecules to diffuse across a thin layer of cells into the bloodstream. We believe that the insulin absorption step is a passive process that occurs without any active assistance or enhancement and without disruption of either cell membranes or the tight junctions between cells.

To date, the AFREZZA clinical program has involved 61 different studies of AFREZZA and over 5,600 adult patients. In our clinical studies, we observed that AFREZZA produces the following clinical benefits:

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

•

Superior post-meal glucose control. Because AFREZZA inhalation powder has a shorter duration of action we believe that its glucose-lowering effect better meets a patient’s needs following a meal than other available insulin therapies. Specifically, AFREZZA treatment produces lower blood glucose levels than comparators in the first hour following meal ingestion with comparable levels after two hours. Importantly, AFREZZA does not remain active for an extended period of time, thereby reducing the risk of hypoglycemia between meals.

•

Improved fasting glucose control. In clinical trials of both type 1 and type 2 diabetes, AFREZZA has consistently provided lower fasting blood glucose levels than comparator insulin therapies. As we reported with external authors in a report of one of our earlier Phase 3 studies that was reported in The Lancet in 2010, this observation might be the result of greater suppression of endogenous glucose production with AFREZZA plus a basal insulin than with a conventional insulin regimen.

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

There are no assurances, however, that these or any other advantages of AFREZZA will be agreed to by the US Food and Drug Administration, or FDA, or otherwise included in final product labeling or advertising.

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

Regulatory Approval Status

In March 2009, we submitted a new drug application, or NDA, for AFREZZA, in which we sought approval of the product using MedTone, our first-generation inhaler. In March 2010, we received a Complete Response letter from the FDA that requested additional information and currently available clinical data to support the clinical utility of AFREZZA as well as information about the comparability of the commercial version of the MedTone inhaler to the earlier version of this device that was used in pivotal clinical trials. After meeting with the FDA in June 2010, we determined that the best way to address the agency’s inhaler-related questions was to submit information regarding the bioequivalence of the MedTone inhaler and our next-generation inhaler, known as Dreamboat, which by that time had become our preferred device from a clinical and commercial perspective, given that it is smaller, easier to use and lower in cost than the MedTone inhaler. In June 2010, we submitted to the FDA the available bioequivalency data for the two devices along with additional evidence of efficacy of AFREZZA as part of our response to the 2010 Complete Response letter.

In January 2011, we received a second Complete Response letter in which the FDA requested that we conduct two clinical studies with the Dreamboat inhaler (one in patients with type 1 diabetes and one in patients with type 2 diabetes), with at least one trial including a treatment group using the MedTone inhaler in order to obtain a head-to-head comparison of the pulmonary safety data for the two devices. Over the next eight months, we participated in a number of written and verbal exchanges with the FDA in order to clarify the agency’s requirements for approval of AFREZZA, culminating in an in-person meeting in August 2011 in which we confirmed with the FDA the designs of the two requested studies.

The study in patients with type 1 diabetes, known as study 171, is an open-label study in which all patients are first optimized on their basal insulin regimen before being randomized to one of three arms: a control arm, in which patients utilize an injected insulin analog at mealtimes, or one of two AFREZZA arms, one each for our MedTone device and our Dreamboat device. After the mealtime insulin is titrated, there will be a 12-week observation period on relatively stable doses of the mealtime insulin to assess A1c levels. The primary endpoint is to show non-inferiority of the change in A1c levels in the Dreamboat group compared to the injected insulin analog group. The inclusion of two AFREZZA arms will permit us to perform a head-to-head comparison of the pulmonary safety data for the two devices, which we anticipate will provide a bridge to the extensive safety data that we collected in our earlier clinical studies of the MedTone inhaler. The basic design of this study (comparing different mealtime insulins in combination with a basal insulin regimen) is similar in design to a previous Phase 3 study that we conducted in patients with type 1 diabetes using our MedTone inhaler.

The other requested study, known as study 175, is a placebo-controlled study in patients with type 2 diabetes who are inadequately controlled on metformin with or without a second or third oral medication. Patients are assigned to treatment with AFREZZA or placebo powder in a randomized fashion. There is a titration period followed by a 12-week observation period to assess A1c levels. The primary objective of this study is to show superiority of the AFREZZA group over the placebo group in lowering A1c levels. We have previously compared AFREZZA to placebo powder in successful Phase 2 studies involving patients with type 2 diabetes using the MedTone inhaler.

Both studies are currently enrolling subjects. If enrollment continues as expected, we anticipate completing both of these studies by or near the end of 2012. We then would expect to submit the results to the FDA as an amendment to our NDA during the first half of 2013. However, the data collected from these clinical trials may not reach statistical significance or otherwise be sufficient to support an amendment to our NDA, or FDA approval. Moreover, there can be no assurance that we will satisfy all of the FDA’s requirements with these two clinical studies or that the FDA will ultimately find our proposed approach to these clinical studies acceptable. The FDA could also request that we conduct additional clinical studies beyond the currently planned studies in order to provide sufficient data for approval of AFREZZA.

Other Product Opportunities

AFREZZA utilizes our proprietary Technosphere formulation technology; however, this technology is not limited to insulin delivery. We believe it represents a versatile drug delivery platform that may allow pulmonary administration of certain drugs that currently require administration by injection. Beyond convenience, we believe the key advantage of drugs inhaled as Technosphere formulations is that they can be absorbed very rapidly into the arterial circulation, essentially mimicking intra-arterial administration. Currently, we are actively working with several parties to assess the feasibility of formulating different active ingredients on Technosphere particles. Additionally, our inhaler technology has been well received and has the potential to be utilized for the administration of dry powder formulations for various other applications.

In addition to our Technosphere platform, we have evaluated an investigational cancer immunotherapy product, MKC1106-MT, in a Phase 2 clinical trial. We have also conducted preclinical studies of a drug candidate, MKC204, that may have the potential to treat certain malignancies and inflammatory diseases. Due to resource constraints, we have halted most of our internal development activities in our non-AFREZZA programs.

OUR STRATEGY

The following are key elements of our strategy:

Complete the remaining clinical studies and gain FDA approval of AFREZZA. We have confirmed with the FDA the design of the two requested clinical studies to evaluate the efficacy and safety of AFREZZA and are actively recruiting patients into these studies. If enrollment continues at current levels, we expect to complete both of these studies by or near the end of 2012. We then would expect to submit the results to the FDA as an amendment to our NDA during the first half of 2013.

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

Capitalize on our proprietary Technosphere and inhaler technology for the delivery of active pharmaceutical ingredients. We are actively exploring opportunties to out-license our proprietary Technosphere formulation technology. We believe that Technosphere formulations of active pharmaceutical ingredients have the potential to demonstrate clinical advantages over existing therapeutic options in a variety of therapeutic areas. Additionally, our inhaler technology has been well received and has the potential to be utilized for the administration of dry powder formulations for various other applications.

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

MANUFACTURING AND SUPPLY

We formulate and fill the AFREZZA inhalation powder into plastic cartridges and blister package the cartridges in our Danbury facility. We believe that our Danbury facility has enough capacity to satisfy the initial commercial demand for AFREZZA, if approved, although the facility includes expansion space that can allow production capacity to be increased based on anticipated needs during the initial years of commercialization. The quality management systems of our facility were certified to be in conformance with the ISO 13485 and ISO 9001 standards. In addition, our facility underwent a successful pre-approval inspection by the FDA during the fall of 2009. A portion of this pre-approval inspection was related to our ability to fill and package cartridges for the MedTone inhaler. We anticipate that our facility may need to undergo another successful pre-approval inspection related to our ability to fill and package cartridges for the next-generation inhaler before the FDA will approve the NDA for AFREZZA using the Dreamboat inhaler.

Currently, our insulin inventory is from two sources. In June 2011, we entered into a letter agreement with N.V. Organon, a subsidiary of Merck, to settle a dispute that arose between us and Organon in connection with the termination by us of the insulin supply agreement between us and Organon dated November 2007. Under the terms of the letter agreement, we agreed to pay Organon an aggregate of $16.0 million in two installments, after we received certain quantities of recombinant human insulin manufactured and supplied by Organon. The letter agreement is in full and final settlement of, and we and Organon agreed to release each other from, any and all actions and claims that we and Organon had or may have against each other in connection with the dispute regarding the supply agreement and related matters. As of July 31, 2011, we had received both shipments of recombinant human insulin and had paid the full amount of $16.0 million.

In June 2009, we acquired a quantity of bulk insulin from Pfizer Manufacturing Frankfurt GmbH, a subsidiary of Pfizer Inc., or Pfizer, as well as Pfizer’s rights under a license to manufacture insulin for pulmonary delivery. In addition, we acquired an option to purchase additional insulin inventory, in whole or in part, at a specified price, to the extent it remains available.

Once we have used our existing supply of insulin, we will need to secure additional insulin from market sources.

We are in the process of qualifying a manufacturer to supply us with our Dreamboat inhaler and the corresponding cartridges. We rely on our manufacturers to comply with relevant regulatory requirements, including compliance with Quality System Regulations, or QSRs.

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

Our Technosphere drug delivery platform, including AFREZZA, enjoys patent protection relating to the particles, their manufacture, and their use for pulmonary delivery of drugs. We have additional patent coverage relating to the treatment of diabetes using AFREZZA. We have been granted patent coverage for our inhaler and cartridges in the form in which we expect our insulin product to be sold to the consumer, if and when approved by the FDA. We have additional pending patent applications, and expect to file further applications, relating to the drug delivery platform, methods of manufacture, the AFREZZA product and its use, and other Technosphere-

based products, inhalers and inhaler cartridges. Overall, AFREZZA is protected by over 300 issued patents, and we also have over 300 pending applications in the United States and selected jurisdictions around the world related to our Technosphere platform. These include composition and method of treatment patents providing protection for AFREZZA that will remain in force into 2020. In addition, patents providing protection for our inhaler and cartridges will remain in force into 2023, and we have certain treatment claims that can be maintained in force variously into 2026 and 2029.

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

In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, either in the United States or abroad. Statutory differences in patentable subject matter may limit the protection we can obtain on some of our inventions outside of the United States. For example, methods of treating humans are not patentable in many countries outside of the United States. These and other issues may limit the patent protection we are able to secure internationally. Consequently, we do not know whether any of our pending or future patent applications will result in the issuance of patents or, to the extent patents have been issued or will be issued, whether these patents will be subjected to further proceedings limiting their scope, will provide significant proprietary protection or competitive advantage, or will be circumvented or invalidated. Furthermore, patents already issued to us or our pending applications may become subject to disputes that could be resolved against us. In addition, patent applications in the United States filed before November 29, 2000 are currently maintained in secrecy until the patent issues, although in certain countries, including the United States, for applications filed on or after November 29, 2000, applications are generally published 18 months after the application’s priority date. In any event, because publication of discoveries in scientific or patent literature often trails behind actual discoveries, we cannot be certain that we were the first inventor of the subject matter covered by our pending patent applications or that we were the first to file patent applications on such inventions.

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

Several insulin products in development are reported to have a time-action profile that is more rapid than that of the currently available rapid-acting insulin analogs. Halozyme Therapeutics, Inc. has conducted Phase 2 clinical studies to evaluate the safety and efficacy of a formulation of human insulin or an insulin analog that is co-administered with human hyaluronidase enzyme. This enzyme temporarily degrades a naturally occurring, space-filling substance that is a major component of normal tissues throughout the body, thereby facilitating the penetration and diffusion of insulin that is injected under the skin.

Novo Nordisk has conducted Phase 1 clinical studies of NN1218, an insulin analog that is intended to provide faster onset of action than the currently available rapid-acting insulin analogs.

Biodel, Inc. is developing ultra-rapid acting insulin formulations, one of which it has selected to study in a Phase 1 clinical trial that is scheduled to start in the first quarter of 2012.

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

In January 2008, Novo Nordisk announced that it was halting development of its inhaled insulin product, having reached the conclusion that the product did not have adequate commercial potential. Notwithstanding the termination of this program, Novo Nordisk stated that it intended to increase research and development activities targeted at inhalation systems for long-acting formulations of insulin and GLP-1 products.

In March 2008, Lilly announced that it was terminating the development of its AIR® inhaled insulin system. Lilly stated that this decision resulted from increasing uncertainties in the regulatory environment and after a thorough evaluation of the evolving commercial and clinical potential of its product compared to existing medical therapies.

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

•

Concurrent with clinical trials and preclinical studies, companies also must develop information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with the FDA’s current good manufacturing practices, or cGMP, requirements for drug products. The manufacturing process must be capable of consistently producing quality batches of the product and the manufacturer must develop methods for testing the quality, purity, and potency of the final products. Additionally, appropriate packaging must be selected and tested and chemistry stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf-life.

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

Medical products containing a combination of new drugs, biological products, or medical devices are regulated as “combination products” in the United States. A combination product generally is defined as a product comprised of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic, or device. In order to facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product. The determination whether a product is a combination product or two separate products is made by the FDA on a case-by-case basis. The FDA considers AFREZZA to be a drug-device combination product, so the review of our NDA for AFREZZA involves reviews within the Division of Metabolism and Endocrinology Products and the Division of Pulmonary, Allergy and Rheumatology Products, both within the FDA’s Center for Drug Evaluation and Research, or CDER, as well as review within the Center for Devices and Radiological Health, the Center within the FDA that reviews Medical Devices. CDER’s Division of Metabolism and Endocrinology Products is the lead group and obtains consulting reviews from the other two FDA groups.

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

EMPLOYEES

As of December 31, 2011, we had 250 full-time employees. 12 of these employees were engaged in research and development, 91 in manufacturing, 81 in clinical, regulatory affairs and quality assurance and 65 in administration, finance, management, information systems, marketing, corporate development and human resources. 34 of these employees had a Ph.D. degree and/or M.D. degree and were engaged in activities relating to research and development, manufacturing, quality assurance and business development. A significant percentage of our operating expenses relates to research and development totaling $100.0 million in 2011, $112.3 million in 2010, and $156.3 million in 2009.

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

SCIENTIFIC ADVISORS

We seek advice from a number of leading scientists and physicians on scientific, technical and medical matters. These advisors are leading scientists in the areas of pharmacology, chemistry, immunology and biology. Our scientific advisors are consulted regularly to assess, among other things:

•	our research and development programs;

•	the design and implementation of our clinical programs;

•	our patent and publication strategies;

•	market opportunities from a clinical perspective;

•	new technologies relevant to our research and development programs; and

•	specific scientific and technical issues relevant to our business.

Our diabetes program is supported by the following scientific advisors (and their primary affiliations):

Name	Primary Affiliation
Geremia Bolli	University of Perugia
Steven Edelman, MD	University of California, San Diego
Brian Frier, MD, FECP, BS	Edinburgh Royal Infirmary
Lois Jovanovic, MD	Sansum Medical Research Institute
Mark Peyrot, MD	Loyola College Center
Daniel Porte, MD	University of California, San Diego
Philip Raskin, MD, FACE, FACP	University of Texas
Julio Rosenstock, MD	Dallas Diabetes and Endocrinology Center
Richard Rubin, PhD, CDE	Johns Hopkins University School of Medicine
Jay Skyler, MD, MACP	University of Miami, Diabetes Research Institute

EXECUTIVE OFFICERS

The following table sets forth our current executive officers and their ages as of December 31, 2011:

Name	Age	Position(s)
Alfred E. Mann	86	Chairman of the Board of Directors and Chief Executive Officer
Hakan S. Edstrom	61	President, Chief Operating Officer and Director
Matthew J. Pfeffer	54	Corporate Vice President and Chief Financial Officer
Juergen A. Martens, Ph.D.	56	Corporate Vice President, Technical Operations and Chief Technical Officer
Diane M. Palumbo	58	Corporate Vice President, Human Resources
David B. Thomson, Ph.D., J.D. .	45	Corporate Vice President, General Counsel and Secretary

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

David B. Thomson, Ph.D., J.D. has been our Corporate Vice President, General Counsel and Corporate Secretary since January 2002. Prior to joining us, he practiced corporate/commercial and securities law at a major Toronto law firm. Earlier in his career, Dr. Thomson was a post-doctoral fellow at the Rockefeller University. Dr. Thomson obtained his bachelor’s degree, master’s degree and Ph.D. degree from Queens University and obtained his J.D. degree from the University of Toronto.

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

In January 2011, the FDA issued a Complete Response letter and requested that we conduct additional clinical studies of AFREZZA using our next-generation inhaler. In early May 2011, we held an End-of-Review meeting with the agency to discuss the protocols for the additional studies. In August 2011, we confirmed with the FDA the design of two clinical studies to evaluate the efficacy and safety of AFREZZA administered using our Dreamboat inhaler. We plan to continue working closely with the FDA in our effort to ensure that our clinical studies address the agency’s requests for additional information about AFREZZA. There can be no assurance that we will satisfy all of the FDA’s requirements or that the FDA will find our proposed approach to these clinical studies acceptable. The FDA could also again request that we conduct additional clinical trials to provide sufficient data for approval of the NDA. There can be no assurance that we will obtain approval of the NDA in a timely manner or at all.

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

We have a history of operating losses, we expect to continue to incur losses and we may never generate positive cash flow from operations.

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

We have never been profitable or generated positive cash flow from operations and, as of December 31, 2011, we had incurred a cumulative net loss of $1.9 billion. The cumulative net loss has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates, including AFREZZA. This cumulative net loss may increase significantly as we continue development and clinical trial efforts.

Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of December 31, 2011, we had a stockholders’ deficit of $313.7 million. Our ability to achieve and sustain positive cash flow from operations and profitability depends upon obtaining regulatory approvals for and successfully commercializing AFREZZA, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates, and we may not receive them. We may not generate positive cash flow from operations or be profitable even if we succeed in commercializing any of our product candidates. As a result, we cannot be sure when we will generate positive cash flow from operations or become profitable, if at all.

We will be required to raise additional capital to fund our operations, and our inability to do so could raise substantial doubt about our ability to continue as a going concern.

Based upon our current expectations, we believe that our existing capital resources, including the available borrowings under our loan arrangement with The Mann Group, as amended on January 16, 2012, as well as the net proceeds from the sale of 35,937,500 units, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock in February 2012, will enable us to continue planned operations into the fourth quarter of 2012. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. We will need to raise additional funds, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, or an increase in the borrowings available under the loan arrangement with our related party, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. However, it may be difficult for us to raise additional funds through these planned measures. As of December 31, 2011, we had a stockholders’ deficit of $313.7 million which may raise concerns about our solvency and affect our ability to raise additional capital. The amount of additional funds we need will depend on a number of factors, including:

•	rate of progress and costs of our clinical trials and research and development activities, including costs of procuring clinical materials and operating our manufacturing facilities;

•

our success in establishing strategic business collaborations or other sales or licensing of assets, and the timing and amount of any payments we might receive from any such transactions we are able to establish;

•	actions taken by the FDA and other regulatory authorities affecting our products and competitive products;

•	our degree of success in commercializing AFREZZA assuming receipt of required regulatory approvals;

•	the emergence of competing technologies and products and other adverse market developments;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;

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

We have raised capital in the past primarily through the sale of equity and debt securities. We may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities including asset based borrowings. There can be no assurances, however, that we will be able to raise additional capital through such an offering on acceptable terms, or at all. Issuances of additional debt or equity securities, or the conversion of any of our currently outstanding convertible debt securities into shares of our common stock or the exercise of our currently outstanding warrants for shares of our common stock could impact the rights of the holders of our common stock and may dilute their ownership percentage. Moreover, the establishment of other funding facilities may impose restrictions on our operations. These restrictions could include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing or sale of certain intellectual property and other assets. We cannot offer assurances, however, that any strategic collaborations, sales of securities or sales or licenses of assets will be available to us on a timely basis or on acceptable terms, if at all. We may be required to enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such relationships may not be on terms as commercially favorable to us as might otherwise be the case.

In the event that sufficient additional funds are not obtained through strategic collaboration opportunities, sales of securities, funding facilities, licensing arrangements and/or asset sales on a timely basis, we will be required to reduce expenses through the delay, reduction or curtailment of our projects, including AFREZZA development activities, or further reduction of costs for facilities and administration. Moreover, if we do not obtain such additional funds, there will be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and loss of investment to the holders of our securities. As of the date hereof, we have not obtained a solvency opinion or otherwise conducted a valuation of our properties to determine whether our debts exceed the fair value of our property within the meaning of applicable solvency laws. If we are or become insolvent, investors in our stock may lose the entire value of their investment.

Because we will not be able to generate operating cash flow before AFREZZA is commercialized, which we expect will require us to reach an agreement with a commercialization partner, we cannot provide assurances that changed or unexpected circumstances, including, among other things, delays in obtaining regulatory approval and in identifying and reaching agreements with a commercialization partner, will not result in the depletion of our capital resources more rapidly than we currently anticipate, in which case we may be required to raise additional capital. There can be no assurances that we will be able to raise additional capital on acceptable terms, or at all. If planned operating results are not achieved or we are not successful in raising additional capital through equity or debt financings or entering into a strategic business collaboration with a pharmaceutical or biotechnology company, we will be required to reduce expenses through the delay, reduction or curtailment of our projects, including AFREZZA development activities, or further reduction of costs for facilities and administration, and there will be continued substantial doubt about our ability to continue as a going concern.

Deteriorating global economic conditions may have an adverse impact on our loan facility with The Mann Group.

As widely reported, financial markets in the United States, Europe and Asia have experienced a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government and other governments. We cannot predict the impact of these events on our loan facility with The Mann Group. If we are unable to draw on The Mann Group loan facility, our business and financial condition may be adversely affected.

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

If our suppliers fail to deliver materials and services needed for the production of AFREZZA in a timely and sufficient manner, or they fail to comply with applicable regulations, our business and results of operations would be harmed and the market price of our common stock could decline .

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

We and certain of our executive officers and directors have been named as defendants in ongoing securities class actions and derivative lawsuits that could result in substantial costs and divert management’s attention.

We and certain of our executive officers, have been sued for alleged violations of federal securities laws related to alleged false and misleading statements regarding AFREZZA. We have also been named in state and federal derivative lawsuits that have been filed against certain of our directors and executive officers. We intend to engage in a vigorous defense of such litigation. If we are not successful in our defense of such litigation, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if such claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

During the construction of our expanded manufacturing facility, we excavated contaminated soil under the footprint of our building expansion location, at a cost of approximately $2.25 million. The responsible party reimbursed us for our increased excavation and disposal costs of contaminated soil in the amount of $1.625 million in July 2010. The responsible party has further agreed to conduct at its expense all work and make all filings necessary to achieve closure for the environmental investigation and remediation being conducted at the site and agreed to pay for or indemnify us for any future costs and expenses we may incur that are directly related to the final closure of the environmental remediation. If we are unable to collect these future costs and expenses, if any, from the responsible party, our business and results of operations may be harmed.

If we fail to enter into collaborations with third parties, we would be required to establish our own sales, marketing and distribution capabilities, which could impact the commercialization of our products and harm our business.

Our product candidates are intended to be used by a large number of healthcare professionals who will require substantial education and support. For example, a broad base of physicians, including primary care physicians and endocrinologists, treat patients with diabetes. A large sales force will be required in order to educate these physicians about the benefits and advantages of AFREZZA and to provide adequate support for them. Therefore, our primary strategy is to enter into collaborations with one or more pharmaceutical companies to market, distribute and sell AFREZZA, if it is approved. If we fail to enter into collaborations, we would be required to establish our own direct sales, marketing and distribution capabilities. Establishing these capabilities can be time-consuming and expensive and would delay our ability to commercialize AFREZZA. Because we lack experience in selling pharmaceutical products to the diabetes market, we would be at a disadvantage compared to our potential competitors, all of whom have substantially more resources and experience than we do. For example, several other companies selling products to treat diabetes have existing sales forces in excess of 1,500 sales representatives. We, acting alone, would not initially be able to field a sales force as large as our competitors or provide the same degree of marketing support. Also, we would not be able to match our competitors’ spending levels for pre-launch marketing preparation, including medical education. We cannot assure you that we will succeed in entering into acceptable collaborations, that any such collaboration will be successful or, if not, that we will successfully develop our own sales, marketing and distribution capabilities.

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

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of governments and third-party payers to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets the pricing of prescription pharmaceuticals is subject to governmental control. In the United States, there has been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private payers for healthcare goods and services may take in response to any drug pricing reform proposals or legislation. Such reforms may make it difficult to complete the development and testing of AFREZZA and our other product candidates, and therefore may limit our ability to generate revenues from sales of our product candidates and achieve profitability. Further, to the extent that such reforms have a material adverse effect on the business, financial condition and profitability of other companies that are prospective collaborators for some of our product candidates, our ability to commercialize our product candidates under development may be adversely affected.

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

Also, questions that have been raised about the safety of marketed drugs generally, including pertaining to the lack of adequate labeling, may result in increased cautiousness by the FDA in reviewing new drugs based on safety, efficacy, or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Such regulatory considerations may also result in the imposition of more restrictive drug labeling or marketing requirements as conditions of approval, which may significantly affect the marketability of our drug products. FDA review of AFREZZA as a combination product may lengthen the product development and regulatory approval process, increase our development costs and delay or prevent the commercialization of AFREZZA. Other product candidates that we may develop could face similar obstacles and costs.

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

Moreover, the term of a patent is limited and, as a result, the patents protecting our products expire at various dates. For example, although some patents providing protection for our AFREZZA inhalation powder expire in 2012, other patents providing similar protection will remain in force into 2020. In addition, patents providing protection for our inhaler and cartridges will remain in force into 2023, and we have broad method of treatment claims that can be maintained in force into 2020 as well as narrower treatment claims that can be maintained in force variously into 2026 and 2029. As and when these different patents expire, AFREZZA could become subject to increased competition. As a consequence, we may not be able to recover our development costs.

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

At December 31, 2011, Mr. Mann beneficially owned approximately 39.4% of our outstanding shares of capital stock, after giving effect to the issuance of shares of our common stock in February 2012, excluding the 21,562,500 shares of common stock that may be issued from time to time upon exercise of the warrants issued in the offering. If further effect is given to the issuance of 31,250,000 restricted shares of our common stock in the concurrent private placement issuable upon receipt of stockholder approval to increase the number of our authorized shares, as of March 2, 2012, Mr. Mann would have beneficially owned approximately 41.8% of our outstanding shares of capital stock. By virtue of his holdings, Mr. Mann may be able to continue to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.

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

The future sale of our common stock, the conversion of our senior convertible notes into common stock or the exercise of our warrants for common stock could negatively affect our stock price.

As of December 31, 2011, we had 131,522,945 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock may decline. Likewise the issuance of additional shares of our common stock upon the conversion of some or all of our senior convertible notes, or upon the exercise of some or all of the warrants we issued in February 2012, could adversely affect the trading price of our common stock. In addition, the existence of these notes and warrants may encourage short selling of our common stock by market participants. Furthermore, if we were to include in a company-initiated registration statement shares held by our stockholders pursuant to the exercise of their registration rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

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

Our certificate of incorporation currently authorizes us to issue up to 250,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2011, we had a total of 118,477,055 shares of common stock that were authorized but unissued. We have reserved substantially all of our authorized but unissued shares for future issuance pursuant to outstanding equity awards, our equity plans, our 3.75% senior convertible notes due 2013, our 5.75% senior convertible notes due 2015, warrants with a term of 4 years expiring on February 8, 2016 and the Common Stock Purchase Agreement we entered into with The Mann Group LLC concurrently with our February 2012 offering of common stock and warrants. As a result, our ability to issue shares of common stock other than pursuant to existing arrangements will be limited until such time, if ever, that we are able to amend our certificate of incorporation to further increase our authorized shares of common stock or shares currently reserved for issuance otherwise become available (for example, due to the termination of the underlying agreement to issue the shares).

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

Item 3. Legal Proceedings

On December 13, 2011, we announced that we reached a final resolution of the arbitration proceedings initiated by John Arditi, our former Senior Director—GCP—Regulatory Affairs. In connection with the resolution of the matter, Mr. Arditi withdrew his wrongful discharge and related claims against us. In return, we withdrew our claims against Mr. Arditi. Neither party paid any monetary consideration to the other party in connection with the resolution of the arbitration proceedings.

Beginning January 31, 2011, several complaints were filed in the U.S. District Court for the Central District of California against us and four of our officers – Alfred E. Mann, Hakan S. Edstrom, Dr. Peter C. Richardson and Matthew J. Pfeffer – on behalf of certain purchasers of our common stock. The complaints include claims asserted under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and have been brought as purported shareholder class actions. In general, the complaints allege that the defendants violated federal securities laws by making materially false and misleading statements regarding our business and prospects for AFREZZA, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. The complaints have been transferred to a single court and consolidated for all purposes. The court appointed a lead plaintiff and lead counsel and a consolidated complaint was filed on June 27, 2011. On August 12, 2011, we filed a motion to dismiss the complaint and a motion to strike the expert report attached to that complaint. On December 16, 2011, the court denied both motions. On January 27, 2012, defendants filed a motion to stay the action and certify the court’s December 16 order for interlocutory appeal, or in the alternative to reconsider. On March 2, 2012, the court denied both motions. Discovery has commenced, and we will vigorously defend against the claims advanced. The parties have also agreed to mediation, which is set for April 30, 2012.

In February 2011, shareholder derivative complaints were filed in the Superior Court of California for the County of Los Angeles and in the U.S. District Court for the Central District of California against all of our directors and certain of our officers. The complaints in the shareholder derivative actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the complaints allege that the defendants caused or allowed for the dissemination of materially false and misleading statements regarding our business and prospects for AFREZZA, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief, including reforms to our corporate governance and internal procedures.

The Superior Court of California for the County of Los Angeles has consolidated the actions pending before it and appointed lead counsel. The Superior Court of California for the County of Los Angeles has stayed the litigation until September 5, 2012, consistent with the parties’ stipulation. A status conference is set for September 5, 2012.

Likewise, the U.S. District Court for the Central District of California has consolidated the derivative actions pending before it. The U.S. District Court for the Central District of California has also appointed lead plaintiffs and lead counsel and a consolidated complaint was filed on August 12, 2011. We filed a motion to dismiss this complaint on September 26, 2011 and the parties subsequently stipulated to stay the litigation. That stay expired on January 10, 2012, and on January 20, 2012, the Court issued a minute order setting a briefing schedule regarding defendants’ motion to dismiss. Plaintiff opposed the motion on February 6, and defendants filed a reply on February 13. On February 14, 2012, the Court granted defendants’ motion to dismiss without prejudice. Plaintiff filed an amended complaint on March 5, 2012. The Court has stayed the litigation pending the outcome of mediation, consistent with the parties’ stipulation.

Item 4. Mine Safety Disclosures

Not applicable.

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

	High	Low
Year ended December 31, 2010
First quarter	$11.12	$6.35
Second quarter	$7.33	$4.76
Third quarter	$7.36	$5.50
Fourth quarter	$9.23	$5.07

Year ended December 31, 2011
First quarter	$10.05	$3.40
Second quarter	$4.75	$3.48
Third quarter	$3.99	$2.20
Fourth quarter	$3.87	$2.45

The closing sales price of our common stock on the NASDAQ Global Market was $2.28 on March 2, 2012 and there were 193 registered holders of record as of that date.

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

Assumes a $100 investment, on December 31, 2006, in (i) our common stock, (ii) the securities comprising the NASDAQ Composite Index and (iii) the securities comprising the NASDAQ Biotechnology Index.

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

Recent Sales of Unregistered Securities

The following list sets forth information regarding all securities sold by us during the fiscal year ended December 31, 2011 without registration under the Securities Act:

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

	Year Ended December 31,
Statement of Operations Data:	2007	2008	2009	2010	2011
	(In thousands, except per share amounts)
Revenue	$10	$20	$—	$93	$50

Operating expenses:
Research and development	256,844	250,442	156,331	112,279	99,959
General and administrative	50,523	55,343	53,447	40,312	40,630

Total operating expenses	307,367	305,785	209,778	152,591	140,589

Loss from operations	(307,357)	(305,765)	(209,778)	(152,498)	(140,539)
Other income (expense)	(197)	(62)	51	(725)	1,541
Interest expense on note payable to principal stockholder	—	(12)	(5,679)	(10,249)	(10,883)
Interest expense on senior convertible notes	(3,408)	(2,327)	(4,768)	(7,128)	(10,941)
Interest income	17,775	5,129	70	40	18

Loss before provision for income taxes	(293,187)	(303,037)	(220,104)	(170,560)	(160,804)
Income taxes	(3)	(2)	—	—	—

Net loss applicable to common stockholders	$(293,190)	$(303,039)	$(220,104)	$(170,560)	$(160,804)

Basic and diluted net loss per share	$(3.66)	$(2.98)	$(2.07)	$(1.50)	$(1.32)

Shares used to compute basic and diluted net loss per share	80,038	101,561	106,534	113,672	121,817

	December 31,
Balance Sheet Data:	2007	2008	2009	2010	2011
	(In thousands)
Cash, cash equivalents and marketable securities	$368,285	$46,492	$32,494	$70,431	$3,196
Working capital	311,154	503	8,813	55,820	(19,539)
Total assets	543,443	282,459	247,397	277,256	199,553
Other liabilities	24	—	—	—	—
Senior convertible notes	111,761	112,253	112,765	209,335	210,642
Note payable to related party	—	30,000	165,000	235,319	277,203
Deficit accumulated during the development stage	(1,081,039)	(1,384,078)	(1,604,182)	(1,774,742)	(1,935,546)
Total stockholders’ equity (deficit)	364,100	86,734	(59,221)	(185,532)	(313,652)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

OVERVIEW

We are a biopharmaceutical company focused on the discovery and development of therapeutic products for diseases such as diabetes and cancer. Our lead product candidate, AFREZZA, is an ultra rapid-acting insulin therapy that is in late-stage clinical investigation for the treatment of adults with type 1 or type 2 diabetes for the control of hyperglycemia.

We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of December 31, 2011, we have incurred a cumulative net loss of $1.9 billion and a stockholders’ deficit of $313.7 million. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities and convertible debt securities and borrowings under a loan arrangement provided by our principal stockholder. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding in the future, there will continue to be substantial doubt about our ability to continue as a going concern.

We do not expect to record sales of any product prior to regulatory approval and commercialization of AFREZZA. We currently do not have the required approvals to market any of our product candidates, and we may not receive such approvals. We may not be able to achieve positive cash flow from operations even if we succeed in commercializing any of our product candidates. We expect to make substantial expenditures and to incur additional operating losses for at least the next several years as we:

•	continue the clinical development of AFREZZA and new inhalation systems for the treatment of diabetes;

•	seek regulatory approval to sell AFREZZA in the United States and other markets;

•	seek development and commercialization collaborations for AFREZZA; and

•	develop additional applications of our proprietary Technosphere formulation technology for the pulmonary delivery of other drugs.

Our business is subject to significant risks, including but not limited to the risks inherent in our ongoing clinical trials and the regulatory approval process, our potential inability to enter into sales and marketing collaborations or to commercialize AFREZZA in a timely manner, the results of our research and development efforts, competition from other products and technologies and uncertainties associated with obtaining and enforcing patent rights.

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development expenses consist mainly of costs associated with the clinical trials of our product candidates that have not yet received regulatory approval for marketing and for which no alternative future use has been identified. This includes the salaries, benefits and stock-based compensation of research and development personnel, raw materials, such as insulin purchases, laboratory supplies and materials, facility costs, costs for consultants and related contract research, licensing fees, and depreciation of laboratory equipment. We track research and development costs by the type of cost incurred. We partially offset research and development expenses with the recognition of estimated amounts receivable from the State of Connecticut pursuant to a program under which we can exchange qualified research and development income tax credits for cash. Included in research and development expenses for the year ended December 31, 2011 were purchases of insulin totaling $8.4 million.

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

During the first quarter of 2011, we implemented a restructuring to streamline operations, reduce operating expenses, extend our cash runway and focus our resources on securing FDA approval of the NDA for AFREZZA. In connection with the restructuring, we recorded charges to research and development expenses of approximately $4.7 million for employee severance and other related termination benefits. The restructuring resulted in research and development operating cost savings of approximately $9.5 million in 2011. These savings were partially offset by increased costs associated with the additional trials required by the FDA.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for administrative, finance, business development, human resources, legal and information systems support personnel. In addition, general and administrative expenses include professional service fees and business insurance costs.

In connection with the restructuring, we recorded charges to general and administrative expenses of approximately $1.6 million for employee severance and other related termination benefits. The restructuring resulted in general and administrative operating cost savings of approximately $2.8 million in 2011. These savings were offset primarily by increased professional fees.

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

Accounting for income taxes

We must make management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2011, we have established a valuation allowance of $689.4 million against all of our net deferred tax asset balance, due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

Years ended December 31, 2010 and 2011

Revenues

During the year ended December 31, 2011 we recognized $50,000 in revenue, and during the year ended December 31, 2010, we recognized $93,000 under a license agreement. We do not anticipate sales of any product prior to regulatory approval and commercialization of AFREZZA.

Research and Development Expenses

The following table provides a comparison of the research and development expense categories for the years ended December 31, 2010 and 2011 (dollars in thousands):

	Year Ended December 31,
	2010	2011	$ Change	% Change
Clinical	$23,558	$25,280	$1,722	7%
Manufacturing	67,146	58,523	(8,623)	(13)%
Research	14,034	11,399	(2,635)	(19)%
Research and development tax credit	(385)	(609)	(224)	58%
Stock-based compensation expense	7,926	5,366	(2,560)	(32)%

Research and development expenses	$112,279	$99,959	$(12,320)	(11)%

The decrease in research and development expenses for the year ended December 31, 2011, as compared to the year ended December 31, 2010, was primarily due to lower purchases of raw materials as a result of the termination of our insulin supply agreement with Organon. We purchased $8.4 million of insulin in 2011 compared to $16.3 million in 2010. In connection with the termination of our insulin supply agreement, we recorded $7.6 million for a contract cancellation fee. Restructuring costs of $4.7 million incurred for the February 2011 reduction in force were offset by reduced salary and other compensation expenses of $2.8 million, including reduced stock-based compensation expense of $2.6 million. These decreases were partially offset by an increase in clinical spending related to the initiation of clinical trials related to AFREZZA. We anticipate that our research and development expenses will increase in 2012 as a result of our ongoing clinical trials to be completed during the year as part of our amended NDA for AFREZZA to be filed with the FDA.

The research and development tax credit recognized for the years ended December 31, 2011 and 2010 partially offsets our research and development expenses. The State of Connecticut provides an opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development credits. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. During the years ended December 31, 2011 and 2010, research and development expenses were offset by $0.6 million and $0.4 million, respectively, in connection with the program.

General and Administrative Expenses

The following table provides a comparison of the general and administrative expense categories for the years ended December 31, 2010 and 2011 (dollars in thousands):

	Year Ended December 31,
	2010	2011	$ Change	% Change
Salaries, employee related and other general expenses	$34,658	$34,792	$134	0%
Stock-based compensation expense	5,654	5,838	184	3%

General and administrative expenses	$40,312	$40,630	$318	1%

The increase in general and administrative expenses for the year ended December 31, 2011, as compared to the year ended December 31, 2010, was primarily due to an increase of $2.1 million in legal fees incurred in defense of the Company in various legal proceedings and other matters. Restructuring costs of $1.6 million incurred for the February 2011 reduction in force were offset by $2.0 million in savings in salary related costs. Overall salary and employee related expenses increased in 2011 by $0.8 million compared to the prior year as we did not record a bonus accrual for 2010. These increases were offset by the non-recurrence in 2011 of projects conducted in 2010, including market research studies. Stock-based compensation expense increased in 2011 over the prior year due to retention grants awarded in the first quarter of 2011. We expect general and administrative expenses to be lower in 2012 as a result of the reduction of force implemented in 2011.

Other Income (Expense)

Other income for the year ended December 31, 2011 was $1.5 million, which was primarily due to realized gains of $1.3 million on the termination of foreign exchange hedging contracts related to our supply agreement with Organon. We terminated these contracts during the quarter ended March 31, 2011. For the year ended December 31, 2010, we recorded $0.7 million of other expense, as we recognized a $0.6 million other-than-temporary impairment loss on our common stock investment due to the length of time and the extent to which the fair value has been less than the amortized cost basis. In addition, we recorded a loss of $1.6 million on the execution of quarterly foreign exchange hedging contracts, offset by a reimbursement of $1.6 million received in connection with a soil cleanup plan.

Interest Income and Expense

Interest expense for the year ended December 31, 2011 increased compared to the year ended December 31, 2010, due to a full year of interest expense recorded on the convertible notes issued in August 2010 and related amortization of the debt issuance costs. Interest expense for the year ended December 31, 2011 also included interest related to additional amounts borrowed under the loan agreement with our principal stockholder.

Years ended December 31, 2009 and 2010

Revenues

During the year ended December 31, 2010 we recognized $93,000 in revenue, and during the year ended December 31, 2009, we recognized no revenue under a license agreement. We do not anticipate sales of any product prior to regulatory approval and commercialization of AFREZZA.

Research and Development Expenses

The following table provides a comparison of the research and development expense categories for the years ended December 31, 2009 and 2010 (dollars in thousands):

	Year Ended December 31,
	2009	2010	$ Change	% Change
Clinical	$44,163	$23,558	$(20,605)	(47)%
Manufacturing	82,116	67,146	(14,970)	(18)%
Research	19,259	14,034	(5,225)	(27)%
Research and development tax credit	(1,322)	(385)	937	(71)%
Stock-based compensation expense	12,115	7,926	(4,189)	(35)%

Research and development expenses	$156,331	$112,279	$(44,052)	(28)%

The decrease in research and development expenses for the year ended December 31, 2010, as compared to the year ended December 31, 2009, was primarily due to decreased costs associated with the clinical development of AFREZZA, including decreased raw material purchases and clinical supplies costs, offset by a loss on disposal of approximately $12.8 million in manufacturing expense related to the abandonment of MedTone specific assets, which would no longer be used as we pursue the commercialization of the next-generation device in 2010, reduced salary-related and other research costs as a result of a reduction in force that we implemented in April 2009 and decreased stock-based compensation expense related to reduced number of restricted stock units vesting in 2010 as compared to 2009. We anticipate that our research and development expenses will increase in 2011 as a result of our obligation to purchase an increased amount of insulin as well as increased costs associated with the development of our commercial inhaler.

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

General and Administrative Expenses

The following table provides a comparison of the general and administrative expense categories for the years ended December 31, 2009 and 2010 (dollars in thousands):

	Year Ended December 31,
	2009	2010	$ Change	% Change
Salaries, employee related and other general expenses	$45,343	$34,658	$(10,685)	(24)%
Stock-based compensation expense	8,104	5,654	(2,450)	(30)%

General and administrative expenses	$53,447	$40,312	$(13,135)	(25)%

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

In October 2007, we entered into a loan arrangement with our principal stockholder allowing us to borrow up to a total of $350.0 million. In February 2009, as a result of our principal stockholder being licensed as a finance lender under the California Finance Lenders Law, the promissory note underlying the loan arrangement was revised to reflect the lender as The Mann Group LLC, an entity controlled by our principal stockholder. Interest will accrue on each outstanding advance at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum and is payable quarterly in arrears. In August 2010, we amended and restated the existing promissory note evidencing the loan arrangement with The Mann Group to extend the maturity date from December 31, 2011 to December 31, 2012. In January, 2012, we amended the note with The Mann Group to extend the maturity date of the $350.0 million loan arrangement from December 31, 2012 to March 31, 2013. We can continue to borrow under the amended terms of the note until June 30, 2012. Under the amended and restated promissory note, The Mann Group can require us to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If The Mann Group exercises this right, we will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances. In August 2010, we entered into a letter agreement confirming a previous commitment by The Mann Group to not require us to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require us to use our working capital resources, including the proceeds from the sale of our 5.75% Senior Convertible Notes due 2015. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at the lender’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the loan arrangement are unsecured. The loan arrangement contains no financial covenants. As of December 31, 2011, the amount borrowed and outstanding under the arrangement was $277.2 million and we had $45.0 million of available borrowings under the arrangement.

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

On February 8, 2012, we sold $86.3 million worth of units in an underwritten public offering, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock, and reflects the full exercise of an over-allotment option granted to the underwriters. Net proceeds from this offering were approximately $80.6 million, excluding any warrant exercises. Concurrent with this public offering, The Mann Group LLC agreed to purchase $77.2 million worth of restricted shares of common stock which will be paid by cancellation of principal indebtedness under the amended loan arrangement, subject to stockholder approval to increase the number of our authorized shares.

During the year ended December 31, 2011, we used $123.9 million of cash for our operations and had a net loss of $160.8 million for the year ended December 31, 2011, of which $27.1 million consisted of non-cash charges such as depreciation and amortization, and stock-based compensation. By comparison, during the year ended December 31, 2010, we used $148.7 million of cash for our operations and had a net loss of $170.6 million, of which $30.9 million consisted of non-cash charges such as depreciation and amortization, and stock-based compensation. Cash used for our operations for the year ended December 31, 2011 decreased by $24.8 million compared to cash used for our operations for the year ended December 31, 2010 due primarily to reduced salary-related costs and the positive impact of cost cutting measures on operating costs as a result of our February 2011 restructuring. Additionally, the change in accounts payable and accrued expenses and other current liabilities increased over the prior year due to an increase in current liabilities primarily related to clinical trial activities. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of AFREZZA.

We used $2.9 million of cash for investing activities during the year ended December 31, 2011, compared to $11.7 million of cash used for the year ended December 31, 2010. For the year ended December 31, 2011 and 2010, $6.9 million and $9.5 million, respectively, were used to purchase machinery and equipment to expand our manufacturing operations and our quality systems that support clinical trials for AFREZZA. Cash used in investing activities for the year ended December 31, 2011 decreased $8.8 million compared to the same period in prior year due to the purchase of $4.2 million of marketable securities during the year ended December 31, 2010 compared to none in the current year. We received an increase of $1.8 million in proceeds received from sales and maturities of marketable securities compared to the same period in the prior year. We received cash of $3.8 million for the year ended December 31, 2011 related to the early termination of certificates of deposit that were previously held as collateral for foreign exchange hedging instruments compared to $2.0 million received in the same period in prior year as a certificate of deposit matured. Cash used to purchase machinery and equipment decreased $2.8 million compared to the same period in the prior year.

Our financing activities generated $63.4 million of cash for the year ended December 31, 2011, compared to $196.4 million for the same period in 2010. For the year ended December 31, 2011, cash from financing activities was primarily from $53.0 million of related party borrowings and $10.9 million related to the sale of common stock to Seaside during the first quarter of 2011 as well as the vesting of restricted stock units, exercise of stock options, and shares purchased through the employee stock purchase plan. For the year ended December 31, 2010, cash from financing activities was primarily from the issuance of $95.8 million of 5.75% Senior Convertible Notes due 2015 in August 2010, $87.0 million of related party borrowings, $14.1 million related to the sale of common stock to Seaside during the fourth quarter of 2010 and $2.9 million related to the sale of common stock as well as the vesting of restricted stock units, exercise of stock options, and shares purchased through the employee stock purchase plan. Cash from financing activities for the year ended December 31, 2011 decreased by $133.0 million compared to cash from financing for the same period in the prior year due to proceeds from the issuance of the 5.75% Senior Convertible Notes due 2015 in August 2010 as well as decreased related party borrowings, and decreased sales of common stock primarily to Seaside.

As of December 31, 2011, we had $3.2 million in cash, cash equivalents and marketable securities (including $0.4 million of certificate of deposit held as collateral for commercial credit card program). On February 8, 2012, we sold $86.3 million worth of units in an underwritten public offering, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock, and reflects the full exercise of an over-allotment option granted to the underwriters. Net proceeds from this offering were approximately $80.6 million, excluding any warrant exercises.

We believe our existing cash resources, including the $45.0 million remaining available under our loan arrangement with The Mann Group, will be sufficient to fund our anticipated cash requirements into the fourth quarter of 2012. Accordingly, we will need to raise additional capital, either through the sale of equity or debt securities, the entry into a strategic business collaboration with a pharmaceutical or biotechnology company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, or an increase in the borrowings available under the loan arrangement with our related party, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. This raises substantial doubt about our ability to continue as a going concern.

We intend to use our capital resources to continue the development and commercialization of AFREZZA, if approved. In addition, portions of our capital resources will be devoted to expanding our other product development programs. We are expending a portion of our capital to scale up our manufacturing capabilities in our Danbury facilities. We also intend to use our capital resources for general corporate purposes.

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

However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. If planned operating results are not achieved or we are not successful in raising additional capital through equity or debt financing or entering a business collaboration, we may be required to reduce expenses through the delay, reduction or curtailment of our projects, including AFREZZA development activities, or further reduction of costs for facilities and administration, and there will continue to be substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

Our contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payments. Accordingly, the table below excludes contractual obligations relating to milestone and royalty payments due to third parties, all of which are contingent upon certain future events. The expected timing of payment of the obligations presented below is estimated based on current information. Future payments relate to operating lease obligations (including facility leases executed in November 2010), the senior convertible notes, and open purchase order and supply commitments consisted of the following at December 31, 2011 (in thousands):

	Payments Due in
Contractual Obligations	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Open purchase order and supply commitments(1)	$17,796	$12,471	$90	$—	$30,357
Senior convertible notes(2)	10,230	131,032	105,830	—	247,092
Note payable to principal stockholder(3)	14,936	288,999	—	—	303,935
Operating lease obligations	269	16	—	—	285

Total contractual obligations	$43,231	$432,518	$105,920	$—	$581,669

(1)	The amounts included in open purchase order and supply commitments are subject to performance under the purchase order or contract by the supplier of the goods or services and do not become our obligation until such performance is rendered. The amount shown is principally for the purchase of materials for our clinical trials, the acquisition of manufacturing equipment, and commitments related to the expansion of our manufacturing plant.

(2)	The senior convertible notes obligations include the Senior Notes due 2013 and the Senior Notes due 2015. The amounts include future interest payments at fixed rates of 3.75% and 5.75%, respectively, and payment of the notes in full upon maturity in 2013 and 2015, respectively.

(3)	The obligation for the note payable to the principal stockholder includes future principal and interest payments related to the $277.2 million of borrowings as of December 31, 2011. Interest is paid based on a fixed rate equal to the one-year LIBOR rate on the date of advance plus 3% and the principal payment is due on March 31, 2013.

RELATED PARTY TRANSACTIONS

For a description of our related party transactions see Note 17 — Related Party Transactions in the notes to our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 for Comprehensive Income (Topic 220): “Presentation of Comprehensive Income”. This update improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update will have an impact on the disclosure of comprehensive income on the Company’s consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates impacting our short-term investment portfolio as well as the interest rate on our credit facility with an entity controlled by our principal stockholder. The interest rate on our credit facility with our principal stockholder is a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum. Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments is entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments at December 31, 2011 are comprised mainly of a certificate of deposit and a common stock investment. We continue to utilize our $350.0 million credit facility to fund operations. As of December 31, 2011, the amount borrowed and outstanding under the credit facility was $277.2 million. The interest rate is fixed at the time of the draw. If interest rates were to increase from levels at December 31, 2011 we could experience a higher level of interest expense than assumed in our current operating plan.

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

Our chief executive officer and chief financial officer performed an evaluation under the supervision and with the participation of our management, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2011. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this 2011 Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2011, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three month period ended December 31, 2011 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MannKind Corporation

Valencia, California

We have audited the internal control over financial reporting of MannKind Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 15, 2012 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the Company’s ability to continue as a going concern.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 15, 2012

Item 9B. Other	Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file our Proxy Statement within 120 days after the end of our fiscal year pursuant to Regulations 14A for our 2012 Annual Meeting of Stockholders, and the information included in the Proxy Statement is incorporated herein by reference.

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

With the exception of the information specifically incorporated by reference from the Proxy Statement in this Annual Report on Form 10-K, the Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions “Report of the Audit Committee of the Board of Directors” in the Proxy Statement is not incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

(1)(2) Financial Statements and Financial Statement Schedules. The following Financial Statements of MannKind Corporation, Financial Statement Schedules and Report of Independent Registered Public Accounting Firm are included in a separate section of this report beginning on page 62:

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

(b) Exhibits. The following exhibits are filed or furnished as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Index

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(17)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(20)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.4(9)	Amended and Restated Bylaws.

4.1(10)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated November 1, 2006.

4.2(3)	First Supplemental Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated December 12, 2006.

4.3(3)	Form of 3.75% Senior Convertible Note due 2013.

4.4(1)	Form of common stock certificate.

4.5(1)	Registration Rights Agreement, dated October 15, 1998 by and among CTL ImmunoTherapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended.

4.6(19)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated August 24, 2010.

4.7(19)	Form of 5.75% Senior Convertible Note due 2015.

4.8(22)	Form of Warrant to Purchase Common Stock issued February 8, 2012.

10.1(18)	Amended and Restated Promissory Note made by MannKind in favor of The Mann Group LLC, dated August 10, 2010.

10.2(19)	Letter Agreement, dated August 18, 2010, related to Amended and Restated Promissory Note made by MannKind in favor of The Mann Group LLC, dated August 10, 2010.

10.3(21)	Amendment, dated January 16, 2012 to Amended and Restated Promissory Note made by MannKind in favor of The Mann Group LLC, dated August 10, 2010.

10.4(12)	Agreement, dated September 13, 2006, between MannKind and Torcon, Inc.

10.5(2)	Securities Purchase Agreement, dated August 2, 2005 by and among MannKind and the purchasers listed on Exhibit A thereto.

10.6**(4)	Supply Agreement, dated December 31, 2004, between MannKind and Vaupell, Inc.

10.7*(1)	Form of Indemnity Agreement entered into between MannKind and each of its directors and officers.

10.8*(8)	Description of Officers’ Incentive Program.

10.9*(11)	Executive Severance Agreement, dated October 10, 2007, between MannKind and Hakan Edstrom.

10.10*(11)	Executive Severance Agreement, dated October 10, 2007, between MannKind and David Thomson.

10.11*(20)	Employment Agreement, dated June 27, 2011, between MannKind and Peter Richardson.

10.12*(11)	Executive Severance Agreement, dated October 10, 2007, between MannKind and Juergen Martens.

10.13*(11)	Executive Severance Agreement, dated October 10, 2007, between MannKind and Diane Palumbo.

10.14*(11)	Executive Severance Agreement, dated April 21, 2008, between MannKind and Matthew J. Pfeffer.

Exhibit Number	Description of Document
10.15*(11)	Change of Control Agreement, dated October 10, 2007, between MannKind and Hakan Edstrom.

10.16*(11)	Change of Control Agreement, dated October 10, 2007, between MannKind and David Thomson.

10.17*(11)	Change of Control Agreement, dated October 10, 2007, between MannKind and Peter Richardson.

10.18*(11)	Change of Control Agreement, dated October 10, 2007, between MannKind and Juergen Martens.

10.19*(11)	Change of Control Agreement, dated October 10, 2007, between MannKind and Diane Palumbo.

10.20*(11)	Change of Control Agreement, dated April 21, 2008, between MannKind and Matthew J. Pfeffer.

10.21*(13)	Agreement dated December 20, 2007, between MannKind and Richard L. Anderson.

10.22*(7)	2004 Equity Incentive Plan, as amended.

10.23*(1)	Form of Stock Option Agreement under the 2004 Equity Incentive Plan.

10.24*(6)	Form of Phantom Stock Award Agreement under the 2004 Equity Incentive Plan.

10.25*(8)	2004 Non-Employee Directors’ Stock Option Plan and form of stock option agreement there under.

10.26*(1)	2004 Employee Stock Purchase Plan and form of offering document there under.

10.27*(1)	Pharmaceutical Discovery Corporation 1991 Stock Option Plan.

10.28*(1)	Pharmaceutical Discovery Corporation 1999 Stock Plan and form of stock option plan there under.

10.29*(1)	AlleCure Corp. 2000 Stock Option and Stock Plan.

10.30*(1)	CTL Immunotherapies Corp. 2000 Stock Option and Stock Plan.

10.31*(1)	2001 Stock Awards Plan.

10.32**(20)	Letter Agreement, dated June 4, 2011, between MannKind and N.V. Organon.

10.33**(14)	Insulin Maintenance and Call-Option Agreement, dated June 19, 2009, by and among Pfizer Manufacturing Frankfurt GmbH, Pfizer Inc. and MannKind.

10.34(19)	Purchase Agreement, dated August 18, 2010, by and between MannKind and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative for the initial purchasers named therein.

10.35(19)	Share Lending Agreement, dated August 18, 2010, by and between MannKind and Bank of America, N.A.

10.36(18)	Letter Agreement, dated August 10, 2010, by and between MannKind and Omni Capital Corporation.

10.37(22)	Common Stock Purchase Agreement by and between MannKind and The Mann Group LLC, dated February 2, 2012.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

*	Indicates management contract or compensatory plan.

**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020) filed with the SEC on April 30, 2004, as amended.
(2)	Incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865) filed with the SEC on August 5, 2005.
(3)	Incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865) filed with the SEC on December 12, 2006.
(4)	Incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865) filed with the SEC on February 23, 2005.
(5)	Incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865) filed with the SEC on February 22, 2006.
(6)	Incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865) filed with the SEC on December 14, 2005.
(7)	Incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865) filed with the SEC on June 8, 2011.
(8)	Incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865) filed with the SEC on March 16, 2006.
(9)	Incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865) filed with the SEC on November 19, 2007.
(10)	Incorporated by reference to MannKind’s Registration Statement on Form S-3 (File No. 333-138373) filed with the SEC on November 2, 2006.
(11)	Incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 16, 2007.
(12)	Incorporated by reference to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865) filed with the SEC on August 9, 2007.
(13)	Incorporated by reference to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865) filed with the SEC on December 20, 2007.
(14)	Incorporated by reference to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865) filed with the SEC on May 4, 2009.
(15)	Incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865) filed with the SEC on February 27, 2009.
(16)	Incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865) filed with the SEC on March 14, 2008.
(17)	Incorporated by reference to MannKind’s Quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 2, 2010.
(18)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on August 11, 2010.
(19)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on August 24, 2010.
(20)	Incorporated by reference to MannKind’s Quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 4, 2011.
(21)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on January 20, 2011.
(22)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on February 6, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNKIND CORPORATION

By:	/s/ Alfred E. Mann
Alfred E. Mann
Chief Executive Officer

Dated: March 15, 2012

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

Signature	Title	Date

/s/ Alfred E. Mann Alfred E. Mann	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 15, 2012

/s/ Hakan S. Edstrom Hakan S. Edstrom	President, Chief Operating Officer and Director	March 15, 2012

/s/ Matthew J. Pfeffer Matthew J. Pfeffer	Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2012

/s/ A. E. Cohen A. E. Cohen	Director	March 15, 2012

/s/ Ronald J. Consiglio Ronald J. Consiglio	Director	March 15, 2012

/s/ Michael Friedman Michael Friedman, M.D.	Director	March 15, 2012

/s/ Kent Kresa Kent Kresa	Director	March 15, 2012

Signature	Title	Date

/s/ David H. MacCallum David H. MacCallum	Director	March 15, 2012

/s/ Henry L. Nordhoff Henry L. Nordhoff	Director	March 15, 2012

/s/ James S. Shannon James S. Shannon, M.D., MRCP(UK)	Director	March 15, 2012

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MannKind Corporation

Valencia, California

We have audited the accompanying consolidated balance sheets of MannKind Corporation and subsidiaries (a development stage company) (the “Company”) as of December 31, 2010 and 2011 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011 and for the period from February 14, 1991 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of MannKind Corporation and subsidiaries as of December 31, 2010 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 and for the period from February 14, 1991 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2011 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s existing cash resources and its operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 15, 2012

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$66,061	$2,681
Marketable securities	4,370	515
State research and development credit exchange receivable — current	674	—
Prepaid expenses and other current assets	2,849	2,625

Total current assets	73,954	5,821
Property and equipment — net	202,356	193,029
State research and development credit exchange receivable — net of current portion	629	473
Other assets	317	230

Total	$277,256	$199,553

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,294	$4,624
Accrued expenses and other current liabilities	14,840	20,736

Total current liabilities	18,134	25,360
Senior convertible notes	209,335	210,642
Note payable to related party	235,319	277,203

Total liabilities	462,788	513,205

Commitments and contingencies
Stockholders’ deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2010 and 2011	—	—
Common stock, $0.01 par value —200,000,000 and 250,000,000 shares authorized at December 31, 2010 and 2011, respectively; 127,793,178 and 131,522,945 shares issued and outstanding at December 31, 2010 and 2011, respectively	1,278	1,315
Additional paid-in capital	1,587,858	1,620,535
Accumulated other comprehensive income (loss)	74	44
Deficit accumulated during the development stage	(1,774,742)	(1,935,546)

Total stockholders’ deficit	(185,532)	(313,652)

Total	$277,256	$199,553

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,			Cumulative Period from February 14, 1991 (Date of Inception) to December 31, 2011
	2009	2010	2011
	(In thousands, except per share data)
Revenue	$—	$93	$50	$3,131

Operating expenses:
Research and development	156,331	112,279	99,959	1,366,051
General and administrative	53,447	40,312	40,630	380,231
In-process research and development costs	—	—	—	19,726
Goodwill impairment	—	—	—	151,428

Total operating expenses	209,778	152,591	140,589	1,917,436

Loss from operations	(209,778)	(152,498)	(140,539)	(1,914,305)
Other income (expense)	51	(725)	1,541	(1,076)
Interest expense on note payable to related party	(5,679)	(10,249)	(10,883)	(28,334)
Interest expense on senior convertible notes	(4,768)	(7,128)	(10,941)	(28,794)
Interest income	70	40	18	36,989

Loss before provision for income taxes	(220,104)	(170,560)	(160,804)	(1,935,520)
Income taxes	—	—	—	(26)

Net loss	(220,104)	(170,560)	(160,804)	(1,935,546)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	—	(952)

Net loss applicable to common stockholders	$(220,104)	$(170,560)	$(160,804)	$(1,958,758)

Net loss per share applicable to common stockholders — basic and diluted	$(2.07)	$(1.50)	$(1.32)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	106,534	113,672	121,817

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C Convertible Preferred Stock Issuable	Series C Convertible Preferred Stock Subscriptions Receivable	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Notes Receivable from Officers	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount			Shares	Amount						Total
Issuance of common stock for cash	—	$—	—	$—	$—	$—	998	$10	$890	$—	$—	$—	$—	$900
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(911)	(911)

BALANCE, FEBRUARY 29, 1992	—	—	—	—	—	—	998	10	890	—	—	—	(911)	(11)
Issuance of common stock for cash and services	—	—	—	—	—	—	73	1	887	—	—	—	—	888
Capital contribution	—	—	—	—	—	—	—	—	20	—	—	—	—	20
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,175)	(1,175)

BALANCE, FEBRUARY 28, 1993	—	—	—	—	—	—	1,071	11	1,797	—	—	—	(2,086)	(278)
Issuance of common stock for cash	—	—	—	—	—	—	11	—	526	—	—	—	—	526
Issuance of stock for notes receivable	—	—	—	—	—	—	8	—	400	(400)	—	—	—	—
Net loss	—	—	—	—	—	—		—	—	—	—	—	(1,156)	(1,156)

BALANCE, FEBRUARY 28, 1994	—	—	—	—	—	—	1,090	11	2,723	(400)	—	—	(3,242)	(908)
Issuance of common stock for cash and services	—	—	—	—	—	—	36	—	1,805	—	—	—	—	1,805
Collection of stock subscription	—	—	—	—	—	—	—	—	—	400	—	—	—	400
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,004)	(2,004)

BALANCE, DECEMBER 31, 1994	—	—	—	—	—	—	1,126	11	4,528	—	—	—	(5,246)	(707)
Issuance of common stock for services	—	—	—	—	—	—	—	—	8	—	—	—	—	8
Exercise of stock options	—	—	—	—	—	—	1	—	22	—	—	—	—	22
Stock compensation	—	—	—	—	—	—	—	—	384	—	—	—	—	384
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,815)	(2,815)

BALANCE, DECEMBER 31, 1995	—	—	—	—	—	—	1,127	11	4,942	—	—	—	(8,061)	(3,108)
Issuance of common stock for cash and services	—	—	—	—	—	—	1	—	59	—	—	—	—	59
Exercise of stock options	—	—	—	—	—	—	3	—	12	—	—	—	—	12
Stock compensation	—	—	—	—	—	—	—	—	126	—	—	—	—	126
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,570)	(2,570)

BALANCE, DECEMBER 31, 1996	—	—	—	—	—	—	1,131	11	5,139	—	—	—	(10,631)	(5,481)
Issuance of common stock for cash and services	—	—	—	—	—	—	548	6	190	—	—	—	—	196
Stock compensation	—	—	—	—	—	—	—	—	2	—	—	—	—	2
Exercise of stock options	—	—	—	—	—	—	27	—	135	—	—	—	—	135
Conversion of notes payable	—	—	—	—	—	—	12	—	60	—	—	—	—	60
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,280)	(2,280)

BALANCE, DECEMBER 31, 1997	—	—	—	—	—	—	1,718	17	5,526	—	—	—	(12,911)	(7,368)
Issuance of common stock for cash and services	—	—	—	—	—	—	2,253	23	12,703	—	—	—	—	12,726
Stock compensation	—	—	—	—	—	—	—	—	150	—	—	—	—	150
Exercise of stock options	—	—	—	—	—	—	68	1	24	—	—	—	—	25
Conversion of notes payable	—	—	—	—	—	—	215	2	1,200	—	—	—	—	1,202
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,331)	(3,331)

BALANCE, DECEMBER 31, 1998	—	—	—	—	—	—	4,254	43	19,603	—	—	—	(16,242)	3,404
Issuance of common stock	—	—	—	—	—	—	162	2	532	—	—	—	—	534
Conversion of notes payable	—	—	—	—	—	—	80	1	994	—	—	—	—	995
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,679)	(5,679)

BALANCE, DECEMBER 31, 1999	—	—	—	—	—	—	4,496	46	21,129	—	—	—	(21,921)	(746)
Conversion of notes payable	—	—	—	—	—	—	63	1	1,073	—	—	—	—	1,074
Issuance of Series B preferred stock for cash	193	15,000	—	—	—	—	—	—	—	—	—	—	—	15,000
Issuance of common stock for cash, services and notes	—	—	—	—	—	—	4,690	46	33,945	(2,358)	—	—	—	31,633
Discount on notes below market rate	—	—	—	—	—	—	—	—	—	241	—	—	—	241
Accrued interest on notes	—	—	—	—	—	—	—	—	—	(117)	—	—	—	(117)
Purchase of Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(993)	—	—	—	—	(993)
Amount in excess of redemption obligation	—	—	—	—	—	—	—	—	999	—	—	—	—	999

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

(In thousands)	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C Convertible Preferred Stock Issuable	Series C Convertible Preferred Stock Subscriptions Receivable	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Notes Receivable from Officers	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount			Shares	Amount						Total
Accretion to redemption value on Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(149)	—	—	—	—	(149)
Stock-based compensation	—	—	—	—	—	—	—	—	9,609	—	—	—	—	9,609
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(24,661)	(24,661)

BALANCE, DECEMBER 31, 2000	193	15,000	—	—	—	—	9,249	93	65,613	(2,234)	—	—	(46,582)	31,890
Issuance of common stock for cash	—	—	—	—	—	—	3,052	30	78,000	—	—	—	—	78,030
Cash received for common stock to be issued	—	—	—	—	—	—	—	—	3,900	—	—	—	—	3,900
Issuance of common stock for services	—	—	—	—	—	—	3	—	60	—	—	—	—	60
Exercise of stock options	—	—	—	—	—	—	1	—	13	—	—	—	—	13
Accrued interest on notes	—	—	—	—	—	—	—	—	—	(189)	—	—	—	(189)
Payments on notes receivable	—	—	—	—	—	—	—	—	—	28	—	—	—	28
Accretion to redemption value on Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(239)	—	—	—	—	(239)
Stock-based compensation	—	—	—	—	—	—	—	—	1,565	—	—	—	—	1,565
Issuance of put option by stockholder	—	—	—	—	—	—	—	—	(2,949)	—	—	—	—	(2,949)
Record merger of entities	—	—	—	—	—	—	—	—	171,154	—	—	—	—	171,154
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(48,245)	(48,245)

BALANCE, DECEMBER 31, 2001	193	15,000	—	—	—	—	12,305	123	317,117	(2,395)	—	—	(94,827)	235,018
Issuance of common stock for cash	—	—	—	—	—	—	3,922	40	58,775	—	—	—	—	58,815
Issuance of common stock for cash already received	—	—	—	—	—	—	234	2	(2)	—	—	—	—	—
Issuance of stock award to employee	—	—	—	—	—	—	3	—	84	—	—	—	—	84
Cash received for common stock issuable	—	—	—	—	—	—	—	—	98	—	—	—	—	98
Accrued interest on notes	—	—	—	—	—	—	—	—	—	(229)	—	—	—	(229)
Payments on notes receivable	—	—	—	—	—	—	—	—	—	1,314	—	—	—	1,314
Beneficial conversion feature of Series B convertible preferred stock	—	—	—	—	—	—	—	—	1,421	—	—	—	—	1,421
Deemed dividend related to beneficial conversion feature of Series B convertible preferred stock	—	—	—	—	—	—	—	—	(1,421)	—	—	—	—	(1,421)
Accretion to redemption value on Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(251)	—	—	—	—	(251)
Stock-based compensation	—	—	—	—	—	—	—	—	268	—	—	—	—	268
Put option redemption by stockholder	—	—	—	—	—	—	—	—	1,921	—	—	—	—	1,921
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(206,265)	(206,265)

BALANCE, DECEMBER 31, 2002	193	15,000	—	—	—	—	16,464	165	378,010	(1,310)	—	—	(301,092)	90,773
Issuance of Series C convertible preferred stock subscriptions	—	—	—	—	50,000	(50,000)	—	—	—	—	—	—	—	—
Cash collected on Series C convertible preferred stock subscriptions	—	—	—	—	—	31,847	—	—	—	—	—	—	—	31,847
Issuance of common stock for cash	—	—	—	—	—	—	3,494	35	49,965	—	—	—	—	50,000
Non-cash compensation expense of officer resulting from stockholder contribution	—	—	—	—	—	—	—	—	70	—	—	—	—	70
Issuance of common stock for cash already received	—	—	—	—	—	—	17	—	—	—	—	—	—	—
Notes receivable by stockholder issued to officers			—	—	—	—	—	—	225	—	(225)	—	—	—
Accrued interest on notes	—	—	—	—	—	—	—	—	—	(102)	(3)	—	—	(105)
Beneficial conversion feature of Series B convertible preferred stock	—	—	—	—	—	—	—	—	1,017	—	—	—	—	1,017
Deemed dividend related to beneficial conversion feature of Series B convertible preferred stock	—	—	—	—	—	—	—	—	(1,017)	—	—	—	—	(1,017)
Accretion to redemption value on Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(253)	—	—	—	—	(253)
Stock-based compensation	—	—	—	—	—	—	—	—	4,501	—	—	—	—	4,501
Put shares sold to majority stockholder	—	—	—	—	—	—	—	—	623	—	—	—	—	623
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(65,879)	(65,879)

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C Convertible Preferred Stock Issuable	Series C Convertible Preferred Stock Subscriptions Receivable	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Notes Receivable from Officers	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage
(In thousands)	Shares	Amount	Shares	Amount			Shares	Amount						Total
BALANCE, DECEMBER 31, 2003	193	15,000	—	—	50,000	(18,153)	19,975	200	433,141	(1,412)	(228)	—	(366,971)	111,577
Issuance of Series C convertible preferred stock for cash	—	—	356	18,153	(18,153)	18,153	—	—	—	—	—	—	—	18,153
Issuance of Series C convertible preferred stock for cash already received	—	—	624	31,847	(31,847)	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	86	—	1,079	—	—	—	—	1,079
Exercise of warrants	—	—	—	—	—	—	4	—	46	—	—	—	—	46
Accrued interest on notes	—	—	—	—	—	—	—	—	—	(107)	—	—	—	(107)
Repayment of notes receivable by stockholder issued to officers	—	—	—	—	—	—	—	—	(225)	—	228	—	—	3
Repayment of stock note receivable	—	—	—	—	—	—	(90)	(1)	(1,518)	1,519	—	—	—	—
Conversion of Series A convertible preferred stock to common stock	—	—	—	—	—	—	891	9	5,239	—	—	—	—	5,248
Conversion of Series B convertible preferred stock to common stock	(193)	(15,000)	—	—	—	—	811	8	14,992	—	—	—	—	—
Conversion of Series C convertible preferred stock to common stock	—	—	(980)	(50,000)	—	—	4,464	45	49,955	—	—	—	—	—
Issuance of common shares in exchange for warrants	—	—	—	—	—	—	22	—	—	—	—	—	—	—
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	36	—	430	—	—	—	—	430
Net proceeds from initial public offering	—	—	—	—	—	—	6,557	66	83,110	—	—	—	—	83,176
Beneficial conversion feature of Series B convertible preferred stock	—	—	—	—	—	—	—	—	19,822	—	—	—	—	19,822
Deemed dividends related to beneficial conversion feature of Series B and Series C convertible preferred stock	—	—	—	—	—	—	—	—	(19,822)	—	—	—	—	(19,822)
Accretion to redemption value on Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(60)	—	—	—	—	(60)
Stock-based compensation	—	—	—	—	—	—	—	—	6,810	—	—	—	—	6,810
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(75,992)	(75,992)

BALANCE, DECEMBER 31, 2004	—	—	—	—	—	—	32,756	327	592,999	—	—	—	(442,963)	150,363
Issuance of common shares in exchange for warrants	—	—	—	—	—	—	24	—	245	—	—	—	—	245
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	58	1	494	—	—	—	—	495
Exercise of stock options	—	—	—	—	—	—	304	3	1,948	—	—	—	—	1,951
Issuance of stock awards to consultants	—	—	—	—	—	—	40	1	(146)	—	—	—	—	(145)
Issuance of stock and warrants for cash	—	—	—	—	—	—	17,132	171	170,063	—	—	—	—	170,234
Stock-based compensation	—	—	—	—	—	—	—	—	(1,828)	—	—	—	—	(1,828)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(114,338)	(114,338)

BALANCE, DECEMBER 31, 2005	—	—	—	—	—	—	50,314	503	763,775	—	—	—	(557,301)	206,977
Exercise of warrants	—	—	—	—	—	—	339	3	2,691	—	—	—	—	2,694
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	86	1	980	—	—	—	—	981
Exercise of stock options	—	—	—	—	—	—	263	3	2,309	—	—	—	—	2,312
Cancellation of common shares for stock notes receivable	—	—	—	—	—	—	(844)	(8)	8	—	—	—	—	—
Issuance of stock for cash	—	—	—	—	—	—	23,000	230	384,440	—	—	—	—	384,670
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	102	1	(341)	—	—	—	—	(340)
Issuance of common shares pursuant to research agreement	—	—	—	—	—	—	100	1	2,073	—	—	—	—	2,074
Stock-based compensation	—	—	—	—	—	—	—	—	14,667	—	—	—	—	14,667
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(230,548)	(230,548)

BALANCE, DECEMBER 31, 2006	—	—	—	—	—	—	73,360	734	1,170,602	—	—	—	(787,849)	383,487
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	124	1	1,064	—	—	—	—	1,065
Exercise of stock options	—	—	—	—	—	—	607	6	4,917	—	—	—	—	4,923
Issuance of stock awards to consultants	—	—	—	—	—	—	30	—	123	—	—	—	—	123

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

(In thousands)	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C Convertible Preferred Stock Issuable	Series C Convertible Preferred Stock Subscriptions Receivable	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Notes Receivable from Officers	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount			Shares	Amount						Total
Issuance of stock for cash	—	—	—	—	—	—	27,014	270	249,480	—	—	—	—	249,750
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	146	2	(526)	—	—	—	—	(524)
Issuance of common shares pursuant to research agreement	—	—	—	—	—	—	100	1	943	—	—	—	—	944
Stock-based compensation	—	—	—	—	—	—	—	—	17,522	—	—	—	—	17,522
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(293,190)	(293,190)

BALANCE, DECEMBER 31, 2007	—	—	—	—	—	—	101,381	1,014	1,444,125	—	—	—	(1,081,039)	364,100
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	349	4	896	—	—	—	—	900
Issuance of stock awards to consultants	—	—	—	—	—	—	30	—	(18)	—	—	—	—	(18)
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	248	2	(317)	—	—	—	—	(315)
Stock-based compensation	—	—	—	—	—	—	—	—	24,811	—	—	—	—	24,811
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(303,039)	(303,039)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	295	—	295

Comprehensive loss														(302,744)

BALANCE, DECEMBER 31, 2008	—	—	—	—	—	—	102,008	1,020	1,469,497	—	—	295	(1,384,078)	86,734
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	323	3	1,397	—	—	—	—	1,400
Issuance of stock for cash	—	—	—	—	—	—	8,360	84	59,640	—	—	—	—	59,724
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	2,240	22	(7,023)	—	—	—	—	(7,001)
Exercise of stock options	—	—	—	—	—	—	94	1	382	—	—	—	—	383
Stock-based compensation	—	—	—	—	—	—	—	—	20,219	—	—	—	—	20,219
Comprehensive loss:										—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(220,104)	(220,104)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(581)	—	(581)
Unrealized gain on foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	5	—	5

Comprehensive loss														(220,680)

BALANCE, DECEMBER 31, 2009	—	$—	—	$—	—	—	113,025	$1,130	$1,544,112	$—	$—	$(281)	$(1,604,182)	$(59,221)

Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	288	3	1,602	—	—	—	—	1,605
Issuance of stock for cash	—	—	—	—	—	—	2,100	21	14,314	—	—	—	—	14,335
Issuance of stock in exchange for cancelling an equal amount of note payable to related party	—	—	—	—	—	—	2,100	21	16,660	—	—	—	—	16,681
Issuance of stock under share lending agreement	—	—	—	—	—	—	9,000	90	71	—	—	—	—	161
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	962	10	(3,402)	—	—	—	—	(3,392)
Exercise of stock options	—	—	—	—	—	—	318	3	921	—	—	—	—	924
Stock-based compensation	—	—	—	—	—	—	—	—	13,580	—	—	—	—	13,580
Comprehensive loss:										—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(170,560)	(170,560)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	361	—	361
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(6)	—	(6)

Comprehensive loss														(170,205)

BALANCE, DECEMBER 31, 2010	—	$—	—	$—	—	—	127,793	$1,278	$1,587,858	$—	$—	$74	$(1,774,742)	$(185,532)

Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	283	3	766	—	—	—	—	769
Issuance of stock for cash	—	—	—	—	—	—	1,400	14	9,526	—	—	—	—	9,540

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

(In thousands)	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C Convertible Preferred Stock Issuable	Series C Convertible Preferred Stock Subscriptions Receivable	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Notes Receivable from Officers	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount			Shares	Amount						Total
Issuance of stock in exchange for cancelling an equal amount of note payable to related party	—	—	—	—	—	—	1,400	14	11,102	—	—	—	—	11,116
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	433	4	(547)	—	—	—	—	(543)
Exercise of stock options	—	—	—	—	—	—	214	2	626	—	—	—	—	628
Stock-based compensation	—	—	—	—	—	—	—	—	11,204	—	—	—	—	11,204
Comprehensive loss:										—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(160,804)	(160,804)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(27)	—	(27)
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(3)	—	(3)

Comprehensive loss														(160,834)

BALANCE, DECEMBER 31, 2011	—	$—	—	$—	—	—	131,523	$1,315	$1,620,535	$—	$—	$44	$(1,935,546)	$(313,652)

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,			Cumulative Period from February 14, 1991 (Date of Inception) to December 31, 2011
	2009	2010	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(220,104)	$(170,560)	$(160,804)	$(1,935,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,725	17,324	15,912	112,375
Stock-based compensation expense	20,219	13,580	11,204	124,626
Stock expense for shares issued pursuant to research agreement	—	—	—	3,018
Loss (gain) on sale, abandonment/disposal or impairment of property and equipment	12,869	—	(4)	23,571
Accrued interest on investments, net of amortization of premiums (discounts)	(12)	—	—	(191)
In-process research and development	—	—	—	19,726
Goodwill impairment	—	—	—	151,428
Loss on available-for-sale securities	—	644	—	873
Other, net	5	(6)	(3)	1,101
Changes in assets and liabilities:
State research and development credit exchange receivable	582	1,115	830	(473)
Prepaid expenses and other current assets	2,311	823	224	(1,025)
Other assets	(36)	267	87	(230)
Accounts payable	(6,371)	(4,287)	2,672	4,374
Accrued expenses and other current liabilities	(12,271)	(7,554)	6,045	19,974
Other liabilities	—	—	—	(2)

Net cash used in operating activities	(184,083)	(148,654)	(123,837)	(1,476,401)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(2,000)	(4,178)	—	(796,779)
Sales and maturities of marketable securities	17,800	2,000	3,828	796,393
Purchase of property and equipment	(18,852)	(9,542)	(6,858)	(327,109)
Proceeds from sale of property and equipment	—	—	93	377

Net cash used in investing activities	(3,052)	(11,720)	(2,937)	(327,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants	61,507	17,025	10,941	1,230,021
Collection of Series C convertible preferred stock subscriptions receivable	—	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	—	15,000
Cash received for common stock to be issued	—	—	—	3,900
Repurchase of common stock	—	—	—	(1,028)
Put shares sold to majority stockholder	—	—	—	623
Borrowings under lines of credit	—	—	—	4,220
Proceeds from notes receivables	—	—	—	1,742
Borrowings on notes payable from related party	135,000	87,000	53,000	375,000
Principal payments on notes payable to principal stockholder	—	—	—	(70,000)
Borrowings on notes payable	—	—	—	3,460
Principal payments on notes payable	—	—	—	(1,667)
Proceeds from senior convertible notes	—	95,783	—	207,050
Payment of employment taxes related to vested restricted stock units	(7,001)	(3,392)	(547)	(12,121)

Net cash provided by financing activities	189,506	196,416	63,394	1,806,200

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,			Cumulative Period from February 14, 1991 (Date of Inception) to December 31, 2011
	2009	2010	2011
	(In thousands)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$2,371	$36,042	$(63,380)	$2,681
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	27,648	30,019	66,061	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,019	$66,061	$2,681	$2,681

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$—	$—	$—	$26
Interest paid in cash, net of amounts capitalized	8,131	13,662	17,248	49,397
Accretion on redeemable convertible preferred stock	—	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	—	171,154
Issuance of common stock for notes receivable	—	—	—	2,758
Issuance of put option by stockholder	—	—	—	(2,949)
Put option redemption by stockholder	—	—	—	1,921
Issuance of Series C convertible preferred stock subscriptions	—	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	—	(5,248)
Non-cash construction in progress and property and equipment	620	1,742	250	250
Cancellation of principal on note payable to related party		16,681	11,116	27,797

In connection with the Company’s initial public offering, all shares of Series B and Series C convertible preferred stock, in the amount of $15.0 million and $50.0 million, respectively, automatically converted into common stock in August 2004.

See notes to consolidated financial statements.

1. Description of business and basis of presentation

Business — MannKind Corporation and subsidiaries (the “Company”) is a biopharmaceutical company focused on the discovery and development of therapeutic products for diseases such as diabetes and cancer. The Company’s lead product candidate, AFREZZA, (insulin human [rDNA origin]) inhalation powder, is an ultra rapid-acting insulin therapy in late-stage clinical investigation for the treatment of adults with type 1 or type 2 diabetes for the control of hyperglycemia.

AFREZZA consists of the Company’s proprietary Technosphere particles onto which insulin molecules are loaded. These loaded particles are then aerosolized and inhaled deep into the lung using the Company’s AFREZZA inhaler.

Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. Since its inception through December 31, 2011 the Company has reported accumulated net losses of $1.9 billion, which include a goodwill impairment charge of $151.4 million (see Note 2), and cumulative negative cash flow from operations of $1.5 billion. At December 31, 2011 the Company’s capital resources consisted of cash, cash equivalents, and marketable securities of $3.2 million and $45.0 million of available borrowings under the loan agreement with an entity controlled by the Company’s principal stockholder (see Note 7). On February 8, 2012, the Company sold $86.3 million worth of units in an underwritten public offering, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock, and reflects the full exercise of an over-allotment option granted to the underwriters. Net proceeds from this offering were approximately $80.6 million, excluding any warrant exercises. Based upon the Company’s current expectations, management believes the Company’s existing capital resources will enable it to continue planned operations into the fourth quarter of 2012. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company will need to raise additional capital, whether through the sale of equity or debt securities, a strategic business collaboration with a pharmaceutical company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, or an increase in the borrowings available under the loan arrangement with its related party, in order to continue the development and commercialization of AFREZZA and other product candidates and to support its other ongoing activities. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

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

2. Summary of significant accounting policies

Financial Statement Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents — The Company considers all highly liquid investments with a purchased maturity date of three months or less to be cash equivalents.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and marketable securities. Cash and cash equivalents consist primarily of interest-bearing accounts and are regularly monitored by management and held in high credit quality institutions. Marketable securities consist of $350,000 of certificates of deposit held as collateral for commercial credit card programs and a common stock investment.

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

Level 3 – Significant inputs to the valuation model are unobservable.

Goodwill and Identifiable Intangibles — As a result of the merger with AlleCure and CTL on December 12, 2001, as described in Note 1, goodwill of $151.4 million was recorded at the entity level in 2001. Upon adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets, now codified as ASC 350-10 Intangibles- Goodwill and Other, the Company adopted a policy of testing goodwill and intangible assets with indefinite lives for impairment at least annually, as of December 31, with any related impairment losses being recognized in earnings when identified. In December 2002 the Company concluded that the major AlleCure product development program should be terminated and that the clinical trials of the CTL product should be halted and returned to the research stage. As a result of this determination, the Company closed the CTL facility and reduced headcount for AlleCure and CTL by approximately 50%. In connection with the annual test for impairment of goodwill as of December 31, 2002, the Company determined that on the basis of the internal study, the goodwill recorded for the AlleCure and CTL units was potentially impaired. The Company performed the second step of the annual impairment test as of December 31, 2002 for each of the potentially impaired reporting units and estimated the fair value of the AlleCure and CTL programs using the expected present value of future cash flows which were expected to be negligible. Accordingly, the goodwill balance of $151.4 million was determined to be fully impaired and an impairment loss was recorded in 2002. Subsequent to December 31, 2002, the Company had no goodwill or intangibles with indefinite lives included on its balance sheets.

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

If the Company believes an asset to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Any write-downs would be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. No asset impairment was recognized during the years ended December 31, 2009, 2010 and 2011, respectively.

Accounts Payable and Accrued Expenses — All liabilities, including accounts payable and accrued expenses, are recorded consistent with the definition of liabilities and accrual accounting.

Income Taxes — Provisions for federal, foreign, state, and local income taxes are calculated on pre-tax income based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Deferred income tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is recorded to reduce net deferred income tax assets to amounts that are more likely than not to be realized (see Note 16). If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, the Company recognizes an expense for the amount of the penalty in the period the tax position is claimed in the tax return of the company. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense, if any. Penalties, if probable and reasonably estimable, are recognized as a component of income tax expense.

Income tax positions are considered for uncertainty in accordance with ASC 740-10-25 Income Taxes, previously FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no liabilities for uncertain income tax positions have been recorded.

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

Stock-Based Compensation — As of December 31, 2011, the Company had three active stock-based compensation plans, which are described more fully in Note 13. The Company accounts for all share-based payments to employees, including grants of stock awards and the compensatory elements of the employee stock purchase plan in accordance with ASC 718 Compensation- Stock Compensation (“ASC 718”), previously FASB Statement No. 123R Share-based Payment. ASC 718 requires all share-based payments to employees, including grants of stock options, restricted stock units, performance-based awards and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon the fair value of the awards at the grant date. The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options and the compensatory elements of employee stock purchase plans. Restricted stock units are valued based on the market price on the grant date. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and estimate the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

Nonemployee Stock-Based Compensation — Stock-based compensation expense related to stock options granted and common stock issued to nonemployees is recognized as the stock options are earned. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services received. The fair value of stock options granted to nonemployees is calculated at each grant date and remeasured at each reporting date. The stock-based compensation expense related to a grant will fluctuate as the fair value of our common stock fluctuates over the period from the grant date to the vesting date.

Warrants — The Company has issued warrants to purchase shares of its common stock. Warrants have been accounted for as equity in accordance with the provisions of ASC 815-40 Derivatives and Hedging, Contracts in an Entity’s Own Stock, previously EITF Issue No. 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. No warrants were outstanding as of December 31, 2010 and 2011, respectively. See Note 19 – Subsequent events for discussion of warrants issued subsequent to December 31, 2011.

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

Interest Expense — Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest expense, net of interest capitalized, for the years ended December 31, 2009, 2010 and 2011 was $10.4 million, $17.4 million and $21.8 million, respectively. Interest costs capitalized were not significant for the years ended December 31, 2009 and 2010 and were $0.4 million for the year ended December 31, 2011.

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

Potentially dilutive securities outstanding are summarized as follows:

	December 31,
	2009	2010	2011
Exercise of common stock options	6,403,498	7,760,833	10,082,351
Conversion of senior convertible notes into common stock	5,117,523	19,826,113	19,826,113
Exercise of common stock warrants	2,882,873	—	—
Vesting of restricted stock units	3,419,533	3,271,644	4,140,388

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

Recently Issued Accounting Standards — In June 2011, the FASB issued Accounting Standards Update No. 2011-05 for Comprehensive Income (Topic 220): “Presentation of Comprehensive Income”. This update improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update will have an impact on the disclosure of comprehensive income on the Company’s consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 for Fair Value Measurement (Topic 820): “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This update addresses how to measure fair value and requires new disclosures about fair value measurements. The amendments in this update are effective for interim and annual periods beginning after December 15, 2011. The adoption of this update will have an impact on the disclosure of fair value measurements on the Company’s consolidated financial statements.

3. Investment in securities

The following is a summary of the available-for-sale securities classified as current assets (in thousands).

	December 31, 2010			December 31, 2011
	Cost Basis	Gross Unrealized Gain	Fair Value	Cost Basis	Gross Unrealized Gain	Fair Value
Available-for-sale securities	$4,295	$75	$4,370	$467	$48	$515

The Company’s available-for-sale securities at December 31, 2010 consist principally of $4.2 million certificates of deposit with a maturity greater than 90 days, held as collateral for foreign exchange hedging instruments, and a common stock investment. The Company’s available-for-sale securities at December 31, 2011 consist principally of a $350,000 certificate of deposit with a maturity greater than 90 days, held as collateral for commercial credit card programs, and a common stock investment. During the year ended December 31, 2010, the Company recognized a $0.6 million other-than-temporary impairment loss on its common stock investment due to the length of time and the extent to which the fair value has been less than the amortized cost basis. The Company’s policy is to maintain a highly liquid short-term investment portfolio. Proceeds from the sales and maturities of available-for-sale securities amounted to approximately $17.8 million, $2.0 million and $3.8 million for the years ended December 31, 2009, 2010 and 2011, respectively. Gross realized gains and losses for available-for-sale securities were insignificant for the years ended December 31, 2009, 2010 and 2011. Gross realized gains and losses for available-for-sale securities are recorded as other income (expense). The cost of securities sold is based on the specific identification method. Unrealized gains and losses for available-for-sale securities were a gain of $361,000 and $27,000 for the years ended December 31, 2010 and 2011, respectively. Unrealized gains and losses are included in other comprehensive income (loss).

4. State research and development credit exchange receivable

The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. During the years ended December 31, 2009, 2010 and 2011, research and development expenses were offset by $1.3 million, $385,000 and $609,000, respectively, in connection with the program.

5. Property and equipment

Property and equipment consist of the following (dollar amounts in thousands):

	Estimated Useful Life (Years)	December 31,
		2010	2011
Land	—	$5,273	$5,273
Buildings	39-40	54,948	54,948
Building improvements	5-40	113,489	114,247
Machinery and equipment	3-15	73,812	83,476
Furniture, fixtures and office equipment	5-10	5,369	5,249
Computer equipment and software	3	16,306	13,049
Leasehold improvements		53	53
Construction in progress		14,496	8,498

		283,746	284,793
Less accumulated depreciation and amortization		(81,390)	(91,764)

Property and equipment — net		$202,356	$193,029

Leasehold improvements are amortized over four years which is the shorter of the term of the lease or the service lives of the improvements. Depreciation and amortization expense related to property and equipment for the years ended December 31, 2009, 2010 and 2011, and the cumulative period from February 14, 1991 (date of inception) to December 31, 2011 was $18.2 million, $16.5 million, $14.6 million and $108.8 million respectively.

No asset impairment was recognized during the years ended December 31, 2009, 2010 and 2011, respectively.

In December 2009, the Company recognized a loss on disposal of approximately $12.8 million in research and development expense related to the abandonment of first-generation inhaler specific assets which would no longer be used as the Company pursued the commercialization of the next-generation device.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	December 31,
	2010	2011
Salary and related expenses	$5,624	$8,997
Research and clinical trial costs	668	2,383
Accrued interest	4,993	8,262
Construction in progress	149	—
Other	3,406	1,094

Accrued expenses and other current liabilities	$14,840	$20,736

7. Related-party loan arrangement

In October 2007, the Company entered into a $350.0 million loan arrangement with its principal stockholder, pursuant to which the Company can borrow up to a total of $350.0 million. On February 26, 2009, the promissory note underlying the loan arrangement was revised as a result of the principal stockholder being licensed as a finance lender under the California Finance Lenders Law. Accordingly, the lender was revised to The Mann Group LLC, an entity controlled by the Company’s principal stockholder. Interest will accrue on each outstanding advance at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum and will be payable quarterly in arrears. The borrowing rate was 4.7% and 4.6% at December 31, 2010 and 2011, respectively. In August 2010, the Company amended and restated the existing promissory note evidencing the loan arrangement with The Mann Group to extend the maturity date from December 31, 2011 to December 31, 2012. In January, 2012, the Company amended the note with The Mann Group to extend the maturity date of the $350.0 million loan arrangement from December 31, 2012 to March 31, 2013. The Company can continue to borrow under the amended terms of the note until June 30, 2012 (see Note 19 — Subsequent events). Under the amended and restated promissory note, The Mann Group can require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If The Mann Group exercises this right, the Company will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances. In August 2010, the Company entered into a letter agreement confirming a previous commitment by The Mann Group to not require the Company to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require the Company to use its working capital resources, including the proceeds from the sale of its 5.75% Senior Convertible Notes due 2015 (see Note 8). In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the loan arrangement are unsecured. The loan arrangement contains no financial covenants.

On August 10, 2010, the Company entered into a common stock purchase agreement with The Mann Group. Under this common stock purchase agreement, the Company was required to issue and sell, and The Mann Group was obligated to purchase, the same number of shares of the Company’s common stock that Seaside 88, LP (“Seaside”) purchased on each closing date under its agreement with the Company. The price of the shares that the Company sold to The Mann Group under the agreement was equal to the greater of $7.15 per share (the closing bid price of the Company’s common stock on August 10, 2010) and the closing bid price of the Company’s common stock on the trading day immediately preceding the applicable closing date. The aggregate purchase price for the shares of common stock the Company issued and sold to The Mann Group was paid by canceling an equal amount of the outstanding principal under the $350.0 million loan arrangement provided by The Mann Group. The August 2010 amendment and restatement of the Company’s promissory note issued to The Mann Group in connection with the loan arrangement also provided for the cancellation of indebtedness under the note as described above and the elimination of the Company’s ability to reborrow under the note the amount of any indebtedness that was cancelled. The common stock purchase agreement with The Mann Group terminated upon termination of the Seaside agreement in the quarter ended September 30, 2011.

In the fourth quarter of 2010, the Company issued and sold a total of 2,100,000 shares of common stock to Seaside for net proceeds of $14.1 million in accordance with the Company’s common stock purchase agreement with Seaside. During the quarter ended March 31, 2011, the Company issued and sold a total of 1,400,000 shares of common stock to Seaside for net proceeds of $9.7 million. No additional shares of common stock were sold to Seaside under this agreement subsequent to the quarter ended March 31, 2011. As of December 31, 2011, the Company had issued and sold a total of 3,500,000 shares of common stock to Seaside for net proceeds of $23.8 million in accordance with the agreement. The agreement with Seaside terminated during the quarter ended September 30, 2011. Concurrently, with the sales to Seaside, the Company issued and sold a total of 2,100,000 and 1,400,000 shares of common stock to The Mann Group, an entity controlled by the Company’s principal stockholder, in 2010 and 2011, respectively, for a total purchase price of $16.7 million and $11.1 million, respectively, which was paid by the cancellation of outstanding principal under the Company’s amended and restated promissory note with The Mann Group.

The amount outstanding under the arrangement was $235.3 million and $277.2 million at December 31, 2010 and 2011, respectively. As of December 31, 2011, the Company had accrued interest of $5.9 million related to the amount outstanding and had $45.0 million of available borrowings under the loan agreement. Interest expense on the Company’s note payable to a related party for the years ended December 31, 2009, 2010 and 2011 was $5.7 million, $10.2 million and $10.9 million, respectively. Since December 31, 2011, the Company borrowed $6.3 million under the loan agreement and $38.8 million remains available to borrow.

8. Senior convertible notes

Senior convertible notes consist of the following (in thousands):

	December 31,
	2010	2011
Notes due 2013
Principal amount	$115,000	$115,000
Unaccreted debt issuance expense	(1,699)	(1,140)

Net carrying amount	113,301	113,860

Notes due 2015
Principal amount	$100,000	$100,000
Unaccreted debt issuance expense	(3,966)	(3,218)

Net carrying amount	96,034	96,782

Senior convertible notes	$209,335	$210,642

On August 18, 2010, the Company completed a Rule 144A offering of $100.0 million aggregate principal amount of 5.75% Senior Convertible Notes due 2015. The Notes due 2015 are governed by the terms of an indenture dated as of August 24, 2010 (the “2015 Note Indenture”). The Notes due 2015 bear interest at the rate of 5.75% per year on the principal amount, payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011. As of December 31, 2010 and 2011, the Company had accrued interest of $2.0 million and $2.2 million, respectively related to the Notes due 2015. The Notes due 2015 are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the Notes due 2015 is August 15, 2015 and payment is due in full on that date for unconverted securities. Holders of the Notes due 2015 may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 147.0859 shares per $1,000 principal amount, which is equal to a conversion price of approximately $6.80 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes due 2015 converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of Notes due 2015 will have the option to require the Company to repurchase all or any portion of such holder’s Notes at a repurchase price of 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any. The Company may elect to redeem some or all of the Notes due 2015 if the closing stock price has equaled 150% of the conversion price for at least 20 of the 30 consecutive trading days ending on the trading day before the Company’s redemption notice. The redemption price will equal 100% of the principal amount of the Notes due 2015 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a make-whole payment equal to the sum of the present values of the remaining scheduled interest payments through and including August 15, 2015 (other than interest accrued up to, but excluding, the redemption date). The Company will be obligated to make the make-whole payment on all the Notes due 2015 called for redemption and converted during the period from the date the Company mailed the notice of redemption to and including the redemption date. The Company may elect to make the make-whole payment in cash or shares of its common stock, subject to certain limitations. Under the terms of the 2015 Note Indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the contract, including the make-whole shares, is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the contract period under existing commitments. The Company performed an analysis at the time of the offering of the Notes due 2015 and each reporting date since and has concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was in excess of the maximum number of shares that could be required to be delivered during the contract period under existing commitments, including the outstanding convertible notes, stock options, restricted stock units, warrants and other potential common stock issuances.

The Company incurred approximately $4.2 million in issuance costs which are recorded as an offset to the Notes due 2015 in the accompanying condensed consolidated balance sheets. These costs are being charged to interest expense using the effective interest method over the term of the Notes due 2015.

On December 12, 2006, the Company completed an offering of $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013, including $15.0 million aggregate principal amount of the Notes due 2013 sold pursuant to the underwriters’ over-allotment option that was exercised in full. The Notes due 2013 are governed by the terms of an indenture dated as of November 1, 2006 and a First Supplemental Indenture, dated as of December 12, 2006 (the “2013 Note Indenture”). The Notes due 2013 bear interest at the rate of 3.75% per year on the principal amount, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2007. The Company had accrued interest of $192,000 and $192,000 related to the Notes due 2013 for the years ended December 31, 2010 and 2011, respectively. The Notes due 2013 are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company. The maturity date of the Notes due 2013 is December 15, 2013 and payment is due in full on that date for unconverted securities. Holders may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding Notes due 2013 into shares of the Company’s common stock at an initial conversion rate of 44.5002 shares per $1,000 principal amount of Notes due 2013, which is equal to a conversion price of approximately $22.47 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes due 2013 converted in connection with a fundamental change by increasing the conversion rate on such Notes due 2013, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of the Notes due 2013 will have the option to require the Company to repurchase all or any portion of such holder’s Notes due 2013 at a repurchase price of 100% of the principal amount of the Notes due 2013 to be repurchased plus accrued and unpaid interest, if any. Under the terms of the 2013 Note Indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the contract, including the make-whole shares, is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the contract period under existing commitments. The Company performed an analysis at the time of the offering of the Notes due 2013 and each reporting date since and has concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was in excess of the maximum number of shares that could be required to be delivered during the contract period under existing commitments, including the outstanding convertible notes, stock options, restricted stock units, warrants and other potential common stock issuances.

The Company incurred approximately $3.7 million in debt issuance costs which are recorded as an offset to the debt in the accompanying balance sheet. These costs are being charged to interest expense using the effective interest method over the term of the Notes due 2013.

Accretion of debt issuance expense in connection with the Notes offerings during the years ended December 31, 2009, 2010 and 2011 were $513,000, $787,000 and $1.3 million, respectively.

9. Restructuring charges

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

Workforce Reduction
Restructuring Balance, February 11, 2011	$6,659
Cash payments	(6,189)
Adjustment	(403)

Restructuring Balance, December 31, 2011	$67

During the year ended December 31, 2011, the Company adjusted the restructuring balance based on the election of certain termination benefits by a portion of the terminated employees.

The remaining restructuring balance as of December 31, 2011 consists of severance and related termination benefits for employees still to be terminated.

The net $6.3 million of costs associated with the restructuring are included in “Research and development” and “General and administrative” operating expenses in the condensed consolidated statements of operations as $4.7 million and $1.6 million, respectively, for the year ended December 31, 2011.

10. Fair Value of Financial Instruments

The carrying amounts of financial instruments, which include cash equivalents, marketable securities and accounts payable, approximate their fair values due to their relatively short maturities. The fair value of the note payable to related party cannot be reasonably estimated as the Company would not be able to obtain a similar credit arrangement in the current economic environment.

Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash. As of December 31, 2010, the Company held $52.8 million of cash equivalents, consisting of money market funds, U.S. Treasury notes, and commercial paper. As of December 31, 2011 the Company held $55,000 of cash equivalents, consisting of money market funds. The fair value of these investments was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

The Company’s marketable securities consist principally of certificates of deposit with a maturity greater than 90 days, held as collateral primarily for foreign exchange hedging instruments, and a common stock investment that are classified as available-for-sale securities. The certificates of deposit are stated at fair value based on quoted prices for similar instruments in an active market (Level 2 in the fair value hierarchy) and the common stock investment is stated at fair value based on quoted prices in an active market (Level 1 in the fair value hierarchy). As of December 31, 2010, and 2011, there were marketable securities of $4.4 million and $515,000, respectively.

The senior convertible notes due 2013 had a carrying value of $113.3 million and $113.9 million, as of December 31, 2010 and 2011, respectively. The senior convertible notes due 2013 had an estimated fair value of $69.1 million and $61.0 million as of December 31, 2010, and 2011, respectively, calculated based on quoted prices in an active market. The senior convertible notes due 2015 had a carrying value of $96.0 million and $96.8 million as of December 31, 2010 and 2011, respectively. The senior convertible notes due 2015 had an estimated fair value of $134.1 million and $60.8 million as of December 31, 2010 and 2011, respectively, calculated based on model-derived valuations whose inputs are observable.

As there is no current observable market for the senior convertible notes due 2015, we determined value using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility and recent price quotes and trading information regarding Company issued debt instruments and shares of our common stock into which the notes are convertible.

Derivative financial instruments are recognized as other assets or other current liabilities in the financial statements and measured at fair value. The fair value of foreign exchange hedging contracts equals the carrying value at each balance sheet date. The fair value of these contracts are determined using methodologies based on market observable inputs (Level 2 in the fair value hierarchy), including foreign currency spot rates. The Company used derivative financial instruments to manage its exposure to foreign currency exchange risks related to quarterly purchases on insulin. The Company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. Credit risk related to derivative financial instruments was considered minimal and was managed by requiring high credit standards for counterparties and through periodic settlements of positions.

The Company’s derivative financial instruments are not designated as hedging instruments, and gains or losses resulting from changes in the fair value are reported in other income (expense), in the consolidated statements of operations. The Company entered into foreign exchange hedging contracts with notional amounts totaling $25.5 million and zero at December 31, 2010 and 2011, respectively. The Company recorded an unrealized loss on the foreign exchange hedging contracts of $0.2 million at December 31, 2010. The Company recorded a realized loss of $1.6 million and a realized gain of $1.3 million for the years ended December 31, 2010 and 2011, respectively, on the execution of quarterly foreign exchange hedging contracts. The Company terminated these contracts during the quarter ended March 31, 2011.

11. Common and preferred stock

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

Common Stock —In June 2011, the Company’s stockholders approved an increase in the Company’s authorized shares of common stock from 200,000,000 to 250,000,000. As of December 31, 2011, 131,522,945 shares of common stock were issued and outstanding.

Included in the common stock outstanding as of December 31, 2010 and 2011 are 9,000,000 shares of common stock loaned to Bank of America under a share lending agreement in connection with the offering of the $100 million aggregate principal amount of 5.75% Senior Convertible Notes due 2015 (see Note 8). Bank of America is obligated to return the borrowed shares (or, in certain circumstances, the cash value thereof) to the Company on or about the 45th business day following the date as of which the entire principal amount of the notes ceases to be outstanding, subject to extension or acceleration in certain circumstances or early termination at Bank of America’s option. The Company did not receive any proceeds from the sale of the borrowed shares by Bank of America, but the Company did receive a nominal lending fee of $0.01 per share from Bank of America for the use of borrowed shares.

On August 10, 2010, the Company entered into an agreement with Seaside for the sale of up to 18,200,000 shares of common stock in increments of 700,000 shares on a bi-weekly basis with the first closing date scheduled for September 22, 2010 provided that certain conditions are met, including for a particular closing to take place, the ten-day volume weighted average trading price for the Company’s common stock immediately prior to such closing must be at least $6.50 per share. If the ten-day volume weighted average trading price for a particular closing was below $6.50 per share, then that closing did not occur and the aggregate number of shares to be purchased was reduced by 700,000 shares. The purchase price per share at each closing was equal to 92% of that 10-day volume weighted average price. During the years ended December 31, 2010 and 2011, the

Company issued and sold a total of 2,100,000 and 1,400,000 shares of common stock, respectively, to Seaside for net proceeds of $14.1 million and $9.7 million, respectively, in accordance with the agreement. The agreement with Seaside terminated during the quarter ended September 30, 2011. During the agreement, the Company issued and sold a total of 3,500,000 shares of common stock to Seaside for net proceeds of $23.8 million. In conjunction with the Seaside agreement, on August 10, 2010, the Company entered into a common stock purchase agreement with The Mann Group. Under this common stock purchase agreement, the Company was required to issue and sell, and The Mann Group was obligated to purchase at a price equal to the greater of $7.15 per share (the closing bid price of the Company’s common stock on August 10, 2010) and the closing bid price of common stock on the trading day immediately preceding the applicable closing date, the same number of shares of the Company’s common stock that Seaside purchased on each closing date under its agreement with the Company (see Note 7). Concurrently with the Seaside closing, the Company issued and sold 2,100,000 and 1,400,000 shares to The Mann Group as of December 31, 2010 and 2011, respectively, for a total purchase price of $16.7 million and $11.1 million, respectively, which was paid by the cancellation of outstanding principal under the Company’s loan agreement with The Mann Group. The agreement with The Mann Group terminated during the quarter ended September 30, 2011. During the agreement, the Company issued and sold a total of 3,500,000 shares of common stock to The Mann Group that had resulted in total reduction in the note payable to related party of $27.8 million.

The Company had reserved shares of common stock for issuance as follows:

	December 31, 2010	December 31, 2011
Exercise of common stock options	7,760,833	10,082,351
Conversion of senior convertible notes into common stock	19,826,113	19,826,113
Exercise of common stock warrants	—	—
Vesting of restricted stock units	3,271,644	4,140,388

	30,858,590	34,048,852

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock. As of December 31, 2011, no shares of preferred stock were issued and outstanding.

12. Net loss per common share

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period excluding the shares loaned under the share lending arrangement (see Note 11). As of December 31, 2010 and 2011, 9,000,000 shares of the Company’s common stock, which were loaned to a share borrower pursuant to the terms of a share lending agreement, as described in Note 11, were issued and are outstanding, and holders of the borrowed shares have all the rights of a holder of the Company’s common stock. However, because the share borrower must return all borrowed shares to the Company (or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 17,823,427, 30,858,590 shares and 34,048,852 shares of the Company’s common stock as of December 31 2009, 2010 and 2011, respectively, and exclude the 9,000,000 shares of the Company’s common stock loaned under the share lending arrangement as of December 31, 2010 and 2011.

13. Stock award plans

As of December 31, 2011, the Company has three active stock-based compensation plans— the 2004 Equity Incentive Plan (the “Plan”), the 2004 Non-Employee Directors’ Stock Option Plan (the “NED Plan”), and the 2004 Employee Stock Purchase Plan (the “ESPP”). The Plan provides for the granting of stock awards including stock options and restricted stock units, to employees, directors and consultants. The NED Plan provides for the automatic, non-discretionary grant of options to the Company’s non-employee directors. There are also options outstanding to the Company’s principal stockholder at December 31, 2011 that were not granted under any plan; these options were granted during the year ended December 31, 2002, vested over four years, have an exercise price of $25.23 per share, and will expire ten years from the date of grant. The following table summarizes information about the Company’s stock-based award plans as of December 31, 2011:

	Outstanding Options	Outstanding Restricted Stock Units	Shares Available for Future Issuance
2004 Equity Incentive Plan	9,173,880	4,140,388	5,841,141
2004 Non-Employee Directors’ Stock Option Plan	667,500		132,500
Options outside of any plan granted to principal stockholder	240,971

Total	10,082,351	4,140,388	5,973,641

The Company’s board of directors determines eligibility, vesting schedules and exercise prices for stock awards granted under the Plan. The NED Plan provides for automatic, non-discretionary grant of options to the Company’s non-employee directors. Options and other stock awards under the Plan and the NED Plan expire not more than ten years from the date of the grant and are exercisable upon vesting. Stock options generally vest over four years. Current stock option grants vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter. Restricted stock units generally vest at a rate of 25% per year over four years with consideration satisfied by service to the Company. Certain performance-based awards vest upon achieving either two or three pre-determined performance milestones which are expected to occur over periods ranging from 5 months to 84 months from the date of grant. All but one of the milestones is considered probable as of December 31, 2011. The Plan provides for full acceleration of vesting if an employee is terminated within thirteen months of a change in control, as defined in the Plan.

On March 3, 2011, the Compensation Committee approved a management proposal designed to encourage employee retention. The proposal involved the issuance of restricted stock units and stock options to the majority of employees and executive officers of the Company. A total of 1,177,300 restricted stock units and 1,467,500 stock options were granted under the Plan. These units vest 50% annually for two years and will be fully vested on March 3, 2013. Stock compensation expense associated with these grants will be recorded on a straight line basis from March 3, 2011 through March 3, 2013 and will be approximately $8.2 million over the award period.

On May 21, 2009 and June 2, 2011, the Company’s stockholders approved amendments to the Plan to increase the number of shares of common stock available for issuance under the plan by 5,000,000 and 6,000,000 shares, respectively.

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

In March 2004, the Company’s board of directors approved the ESPP, which became effective upon the closing of the Company’s initial public offering. Initially, the aggregate number of shares that could be sold under the plan was 2,000,000 shares of common stock. On January 1 of each year, for a period of ten years beginning January 1, 2005, the share reserve automatically increases by the lesser of: 700,000 shares, 1% of the total number of shares of common stock outstanding on that date, or an amount as may be determined by the board of directors. However, under no event can the annual increase cause the total number of shares reserved under the ESPP to exceed 10% of the total number of shares of capital stock outstanding on December 31 of the prior year. On January 1, 2009, 2010 and 2011 the ESPP share reserve was increased by 700,000, 700,000 and 700,000 shares, respectively. In November 2006, the Company’s board of directors approved a temporary decrease of 2.6 million shares to the reserve in order to make additional shares available for the Company’s December 2006 offerings. In May 2007, the reserve was reinstated after a decrease of 2.6 million shares. As of December 31, 2011, 2,184,557 shares were available for issuance under the ESPP. For the years ended December 31, 2009, 2010 and 2011 the Company sold 322,518, 287,597 and 282,816 shares, respectively, of its common stock to employees participating in the ESPP.

In accordance with ASC 718, share-based payment transactions are recognized as compensation cost based on the fair value of the instrument on the date of grant. The Company accounts for non-employee stock-based compensation expense based on the estimated fair value of the options, determined using the Black-Scholes option valuation model and amortizes such expense on a straight-line basis over the service period for the entire award. These awards are subject to re-measurement until service is complete. As of December 31, 2011, there were options to purchase 143,033 shares of common stock outstanding to consultants.

During the years ended December 31, 2009, 2010 and 2011 the Company recorded stock-based compensation expense related to its stock award plans and the ESPP of $20.2 million, $13.6 million and $11.2 million, respectively.

Total stock-based compensation expense recognized in the accompanying statements of operations is as follows (in thousands):

	Year Ended December 31,
	2009	2010	2011
Employee-related	$19,653	$13,478	$11,202
Consultant-related	566	102	2

Total	$20,219	$13,580	$11,204

Total stock-based compensation expense recognized in the accompanying statements of operations is included in the following categories (in thousands):

	Year Ended December 31,
	2009	2010	2011
Research and development	$12,115	$7,926	$5,366
General and administrative	8,104	5,654	5,838

Total	$20,219	$13,580	$11,204

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected term of an option granted is based on combining historical exercise data with expected weighted time outstanding. Expected weighted time outstanding is calculated by assuming the settlement of outstanding awards is at the midpoint between the remaining weighted average vesting date and the expiration date. Separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. Previously, the expected life of the option was estimated using the “simplified” method as provided in ASC 718, previously SEC Staff Accounting Bulletin No. 107. Under this method, the expected life equals the arithmetic average of the vesting term and the original contractual term of the options. The Company has used the simplified method as it did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate an expected term. The Company estimates volatility using the historical volatility of its stock. The Company has selected risk-free interest rates based on U.S. Treasury securities with an equivalent expected term in effect on the date the options were granted. Additionally, the Company uses historical data and management judgment to estimate stock option exercise behavior and employee turnover rates to estimate the number of stock option awards that will eventually vest. The Company calculated the fair value of employee stock options for the years ended December 31, 2009, 2010 and 2011 using the following assumptions:

Year Ended December 31,
	2009	2010	2011
Risk-free interest rate	2.16% —3.07%	0.74% —3.14%	0.10% —2.43%
Expected lives	5.8 — 6.1 years	2.6 — 6.1 years	1.1 — 6.1 years
Volatility	78% — 80%	78% — 102%	76% — 83%
Dividends	—	—	—

The following table summarizes information about stock options outstanding:

	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	7,760,833	6.91	$19,229
Granted	3,538,100	3.06
Exercised	(213,845)	2.93
Forfeit	(623,369)	5.09
Expired	(379,368)	9.22

Outstanding at December 31, 2011	10,082,351	5.67	$168

Vested or expected to vest at December 31, 2011	7,334,208	6.27	$152
Exercisable at December 31, 2011	4,557,227	7.61	$5

The weighted average grant date fair value of the stock options granted during the years ended December 31, 2009, 2010 and 2011 was $5.15, $4.06, and $2.04 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2010 and 2011 was $389,000, $1.6 million and $443,000, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at December 31 (for outstanding options), less the applicable exercise price.

Cash received from the exercise of options during the years ended December 31, 2009, 2010 and 2011 was approximately $383,000, $924,000 and $625,000, respectively. The weighted-average remaining contractual terms for options outstanding, vested or expected to vest, and exercisable at December 31, 2011 was 7.6 years, 7.1 years and 6.0 years, respectively.

A summary of restricted stock unit activity for the year ended December 31, 2011 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2011	3,270,144	$6.28
Granted	2,516,290	$3.12
Vested	(626,278)	$6.38
Forfeited	(1,019,768)	$5.79

Outstanding at December 31, 2011	4,140,388	$4.47

The total restricted stock units expected to vest as of December 31, 2011 was 3,762,752 with a weighted average grant date fair value of $4.47. The total intrinsic value of restricted stock units expected to vest as of December 31, 2011 was $9.4 million. Intrinsic value of restricted stock units expected to vest is measured using the closing share price at December 31, 2011.

Total intrinsic value of restricted stock units vested during the years ended December 31, 2009, 2010 and 2011 was $23.6 million, $10.5 million and $1.7 million, respectively. Intrinsic value of restricted stock units vested is measured using the closing share price on the day prior to the vest date. The total fair value of restricted stock units vested during the years ended December 31, 2009, 2010 and 2011 was $27.6 million, $11.4 million and $1.6 million, respectively.

As of December 31, 2011, there was $12.5 million and $11.6 million of unrecognized compensation expense related to options and restricted stock units, respectively, which is expected to be recognized over the weighted average vesting period of 2.4 years. As of December 31, 2011, there was $368,000 and $3.9M of unrecognized expense related to performance options and restricted stock units, respectively, for milestones not considered probable as of the reporting date.

14. Commitments and contingencies

Operating Leases — The Company leases certain facilities and equipment under various operating leases, which expire at various dates through 2013. Future minimum rental payments required under operating leases are as follows at December 31, 2011 (in thousands):

Year Ending December 31,
2012	$269
2013	16
Total minimum lease payments	$285

Rent expense under all operating leases for the years ended December 31, 2009, 2010 and 2011 was approximately $2.1 million, $1.2 million and $766,000, respectively.

Capital Leases — The Company’s capital leases were not material for the years ended December 31, 2009, 2010 and 2011.

Supply Agreement — In November 2007, the Company entered into a long-term supply agreement (the “Supply Agreement”) with N.V. Organon (“Organon”), now a subsidiary of Merck & Co., Inc., pursuant to which Organon manufactured and supplied specified quantities of recombinant human insulin to the Company. In June 2011, the Company entered into a letter agreement (the “Letter Agreement”) with Organon to settle a dispute that arose between the Company and Organon in connection with the termination by the Company of the Supply Agreement. Under the terms of the Letter Agreement, the Company paid Organon an aggregate of $16.0 million in two installments, each of which was paid after the Company received certain quantities of recombinant human insulin manufactured and supplied by Organon. The Letter Agreement is in full and final settlement of, and the Company and Organon agreed to release each other from, any and all actions and claims that the Company and Organon had or may have against each other in connection with the dispute regarding the Supply Agreement and related matters. The Company has concluded that the Letter Agreement represents a multiple element arrangement consisting of two elements representing the purchase of insulin and a contract cancellation fee. The Company has allocated the $16.0 million settlement in the following manner: first to the fair value of the insulin received, which was recorded as expense of $8.4 million and the remaining $7.6 million to the contract cancellation fee. These charges were recorded to “Research and development” operating expenses in the consolidated statements of operations.

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

On December 13, 2011, the Company announced that the Company reached a final resolution of the arbitration proceedings initiated by John Arditi, a former Senior Director — GCP — Regulatory Affairs of the Company. In connection with the resolution of the matter, Mr. Arditi withdrew his wrongful discharge and related claims against the Company. In return, the Company withdrew claims against Mr. Arditi. Neither party paid any monetary consideration to the other party in connection with the resolution of the arbitration proceedings.

Following the receipt of the Complete Response letter from the FDA regarding the NDA for AFREZZA in January 2011 and the subsequent decline of the price of the Company’s common stock, several complaints were filed in the U.S. District Court for the Central District of California against the Company and certain of its officers and directors on behalf of certain purchasers of the Company’s common stock. The complaints include claims asserted under Sections 10(b) and 20(a) of the Exchange Act and have been brought as purported shareholder class actions. In general, the complaints allege that the Company and certain of its officers and directors violated federal securities laws by making materially false and misleading statements regarding the Company’s business and prospects for AFREZZA, thereby artificially inflating the price of its common stock. The plaintiffs are seeking unspecified monetary damages and other relief. The Company plans to vigorously defend against the claims advanced.

Following the receipt of the Complete Response letter from the FDA regarding the NDA for AFREZZA in January 2011 and the subsequent decline of the price of the Company’s common stock, several complaints were filed in the U.S. District Court for the Central District of California against the Company and certain of its officers and directors on behalf of certain purchasers of the Company’s common stock. The complaints include claims asserted under Sections 10(b) and 20(a) of the Securities Exchange Act 1934, as amended, and have been brought as purported shareholder class actions. In general, the complaints allege that the Company and certain of its officers and directors violated federal securities laws by making materially false and misleading statements regarding the Company’s business and prospects for AFREZZA, thereby artificially inflating the price of its common stock. The plaintiffs are seeking unspecified monetary damages and other relief. The complaints have been transferred to a single court and consolidated for all purposes. The court has appointed a lead plaintiff and lead counsel and a consolidated complaint was filed on June 27, 2011. On August 12, 2011, we filed a motion to dismiss the consolidated complaint. On December 16, 2011, the court denied both motions. On January 27, 2012, defendants filed a motion to stay the action and certify the court’s December 16 order for interlocutory appeal, or in the alternative to reconsider. On March 2, 2012, the court denied both motions. Discovery has commenced, and the Company plans to continue vigorously defending against the claims advanced. The parties have also agreed to mediation, which is set for April 30, 2012. Based on the early stage of the claim and evaluation of the facts available at this time, the amount or range of reasonably possible losses to which the Company is exposed cannot be estimated and the ultimate resolution of this matter and the associated financial impact to the Company, if any, remains uncertain at this time.

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

The Superior Court of California for the County of Los Angeles has consolidated the actions pending before it and appointed lead counsel. The Superior Court of California for the County of Los Angeles has stayed the litigation until September 5, 2012, consistent with the parties’ stipulation. A status conference is set for

September 5, 2012. Based on the early stage of the claim and evaluation of the facts available at this time, the amount or range of reasonably possible losses to which the Company is exposed cannot be estimated and the ultimate resolution of this matter and the associated financial impact to the Company, if any, remains uncertain at this time.

Likewise, the U.S. District Court for the Central District of California has consolidated the actions pending before it. The U.S. District Court for the Central District of California has also appointed lead plaintiffs and lead counsel and a consolidated complaint was filed on August 12, 2011. On September 26, 2011, the Company and the individual defendants filed a motion to dismiss the consolidated complaint, and the parties subsequently stipulated to stay the litigation. That stay expired on January 10, 2012, and on January 20, 2012, the Court issued a minute order setting a briefing schedule regarding the defendants’ motion to dismiss. Plaintiff opposed the motion on February 6, and defendants filed a reply on February 13. On February 14, 2012, the Court granted defendants’ motion to dismiss without prejudice. Plaintiff filed an amended complaint on March 5, 2012. The Court has stayed the litigation pending the outcome of mediation, consistent with the parties’ stipulation. Based on the early stage of the claim and evaluation of the facts available at this time, the amount or range of reasonably possible losses to which the Company is exposed cannot be estimated and the ultimate resolution of this matter and the associated financial impact to the Company, if any, remains uncertain at this time.

15. Employee benefit plans

The Company administers a 401(k) Savings Retirement Plan (the “MannKind Retirement Plan”) for its employees. For the years ended December 31, 2009, 2010 and 2011, the Company contributed $824,000, $752,000 and $777,000 respectively, to the MannKind Retirement Plan.

16. Income taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized. Components of the net deferred tax asset as of December 31, 2010 and 2011 are approximately as follows (in thousands):

	December 31,
	2010	2011
Deferred tax assets:
Net operating loss carryforwards	$508,272	$557,427
Research and development credits	54,949	59,848
Capitalized research	33,597	32,440
Accrued expenses	1,600	2,827
Non-qualified stock option expense	24,435	27,964
Depreciation	9,333	8,906

Total net deferred tax assets	632,186	689,412
Valuation allowance	(632,186)	(689,412)

Net deferred tax assets	$—	$—

The Company’s net deferred tax assets as of December 31, 2010, consist of $655.0 million of gross deferred tax assets and $22.8 million of gross deferred tax liabilities. The Company’s net deferred tax assets as of December 31, 2011, consist of $718.2 million of gross deferred tax assets and $28.8 million of gross deferred tax liabilities.

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2009, 2010 and 2011:

	December 31,
	2009	2010	2011
Federal tax benefit rate	35.0%	35.0%	35.0%
State tax benefit, net of federal benefit	—	—	—
Permanent items	—	—	—
Intercompany transfer of intellectual property	(18.0)	(5.0)	(5.0)
Valuation allowance	(17.0)	(30.0)	(30.0)

Effective income tax rate	0.0%	0.0%	0.0%

As required by ASC 740 Income Taxes (“ASC 740”), formerly FASB Statement No. 109 Accounting for Income Taxes, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of its deferred tax assets. Accordingly, the net deferred tax assets have been fully reserved. Management reevaluates the positive and negative evidence on an annual basis. During the years ended December 31, 2009, 2010 and 2011, the change in the valuation allowance was $50.2 million, $56.5 million and $57.2 million, respectively, for income taxes.

At December 31, 2011, the Company had federal and state net operating loss carryforwards of approximately $1.4 billion and $976.0 million available, respectively, to reduce future taxable income and which will expire at various dates beginning in 2012 and 2013, respectively. As a result of the Company’s initial public offering, an ownership change within the meaning of Internal Revenue Code Section 382 occurred in August 2004. As a result, federal net operating loss and credit carry forwards of approximately $216.0 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year can be utilized in future years in addition to the Section 382 limitation for those years. The federal net operating losses generated subsequent to the Company’s initial public offering in August 2004 are currently not subject to any such limitation as there have been no ownership changes since August 2004 within the meaning of Internal Revenue Code Section 382. At December 31, 2011, the Company had research and development credits of $70.9 million that expire at various dates through 2032.

The Company has evaluated the impact of ASC 740, previously FIN 48 Accounting for Uncertainty in Income Taxes, on its financial statements, which was effective beginning January 1, 2007. The evaluation of a tax position in accordance with this guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no liabilities for uncertain income tax positions have been recorded. Tax years since 1993 remain subject to examination by the major tax jurisdictions in which the Company is subject to tax.

17. Related party transactions

On October 2, 2007, the Company entered into a loan arrangement with its principal stockholder to borrow up to a total of $350.0 million. On February 26, 2009, the promissory note underlying the loan arrangement was revised as a result of the principal stockholder being licensed as a finance lender under the California Finance Lenders Law. Accordingly, the lender was revised to The Mann Group LLC, an entity controlled by the Company’s principal stockholder. On August 10, 2010, the Company amended and restated the promissory note to extend the maturity date from December 31, 2011 to December 31, 2012, to provide for the cancellation of indebtedness under the note as described below, to provide that The Mann Group may require the Company to prepay the note in an amount not to exceed $200.0 million (less the amount of cancelled indebtedness) upon 90 days’ prior written notice or on December 31, 2012, whichever is earlier, and to limit the Company’s ability to borrow and reborrow under the note through December 31, 2011 to an amount equal to $350.0 million less the amount of cancelled indebtedness. On August 18, 2010, the Company entered into a letter agreement confirming a previous commitment by The Mann Group to not require the Company to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require the Company to use its working capital resources, including the proceeds from the sale of its 5.75% Senior Convertible Notes due 2015 (see Note 8). The Company had borrowed $277.2 million under this agreement as of December 31, 2011. As of December 31, 2011, the Company had accrued interest of $5.9 million related to the amount outstanding and had $45.0 million of available borrowings under the loan agreement (see Note 7).

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

On August 10, 2010, the Company entered into a common stock purchase agreement with The Mann Group. Under this common stock purchase agreement, the Company is required to issue and sell, and The Mann Group is obligated to purchase, the same number of shares of the Company’s common stock that Seaside purchases on each closing date under its agreement with the Company. The price of the shares that the Company sells to The Mann Group under the agreement will be equal to the greater of $7.15 per share (the closing bid price of the Company’s common stock on August 10, 2010) and the closing bid price of the Company’s common stock on the trading day immediately preceding the applicable closing date. The aggregate purchase price for the shares of common stock the Company issues and sells to The Mann Group will be paid by cancelling an equal amount of the outstanding principal under the $350.0 million loan arrangement provided by The Mann Group. To the extent that the outstanding principal amount owed under the loan arrangement is insufficient to pay the full purchase price for the shares of common stock to be acquired, The Mann Group will be obligated to pay cash for the balance of the shares of common stock it is obligated to purchase under the common stock purchase agreement. The common stock purchase agreement with The Mann Group will terminate on the day following the final closing under the Company’s common stock purchase agreement with Seaside or upon termination of the Seaside agreement. In the first quarter of 2011, and concurrently with sales of common stock to Seaside, the Company issued and sold a total of 1,400,000 shares of common stock to The Mann Group for a total purchase price of $11.1 million, which was paid by the cancellation of outstanding principal under the Company’s loan agreement with The Mann Group. The agreement with The Mann Group terminated during the quarter ended September 30, 2011. During the agreement, the Company issued and sold a total of 3,500,000 shares of common stock to The Mann Group that had resulted in total reduction in the note payable to related party of $27.8 million.

In connection with certain meetings of the Company’s board of directors and on other occasions when the Company’s business necessitated air travel for the Company’s principal stockholder and other Company employees, the Company utilized the principal stockholder’s private aircraft, and the Company paid the charter company that manages the aircraft on behalf of the Company’s majority stockholder approximately $137,000, $230,000 and $111,000, respectively, for the years ended December 31, 2009, 2010 and 2011 on the basis of the corresponding cost of commercial airfare. These payments were approved by the audit committee of the board of directors.

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

	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2010
Net loss	$(44,700)	$(42,251)	$(45,303)	$(38,306)

Net loss applicable to common stockholders	$(44,700)	$(42,251)	$(45,303)	$(38,306)

Net loss per share applicable to common stockholders — basic and diluted	$(0.40)	$(0.37)	$(0.40)	$(0.33)

Weighted average common shares used to compute basic and diluted net loss per share applicable to common stockholders	113,095	113,116	113,528	114,932

	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2011
Net loss	$(41,525)	$(44,480)	$(38,402)	$(36,397)

Net loss applicable to common stockholders	$(41,525)	$(44,480)	$(38,402)	$(36,397)

Net loss per share applicable to common stockholders — basic and diluted	$(0.34)	$(0.37)	$(0.31)	$(0.30)

Weighted average common shares used to compute basic and diluted net loss per share applicable to common stockholders	121,057	121,708	122,130	122,357

19. Subsequent events

On January 16, 2012, the Company amended its note with The Mann Group LLC, an entity controlled by the Company’s principal stockholder. The amendment extends the maturity date of the $350.0 million loan arrangement from December 31, 2012 to March 31, 2013. The Company can continue to borrow under the amended terms of the note until June 30, 2012. Since December 31, 2011, the Company borrowed $6.3 million under the loan agreement and $38.8 million remains available to borrow.

On February 8, 2012, the Company sold $86.3 million worth of units in an underwritten public offering, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock, and reflects the full exercise of an over-allotment option granted to the underwriters. Net proceeds from this offering were approximately $80.6 million, excluding any warrant exercises. Concurrent with this public offering, The Mann Group LLC purchased $77.2 million worth of restricted shares of common stock which will be paid by cancellation of principal indebtedness under the amended loan arrangement, subject to stockholder approval to increase the Company’s number of authorized shares.