Form 10-Q
period 2012-03-31
MANNKIND CORP
filed 2012-05-10
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 27, 2012, there were 167,821,957 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2012

Page
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets: March 31, 2012 and December 31, 2011	2
Condensed Consolidated Statements of Operations: Three months ended March 31, 2012 and 2011 and the period from February 14, 1991 (date of inception) to March 31, 2012	3
Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012 and 2011 and the period from February 14, 1991 (date of inception) to March 31, 2012	4
Condensed Consolidated Statements of Cash Flows: Three months ended March 31, 2012 and 2011 and the period from February 14, 1991 (date of inception) to March 31, 2012	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	20
PART II: OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults Upon Senior Securities	35
Item 4. Mine Safety Disclosures	36
Item 5. Other Information	36
Item 6. Exhibits	37
SIGNATURES	39

AFREZZA®, MedTone® and Technosphere® are our registered trademarks in the United States. We have also applied for and have registered company trademarks in other jurisdictions, including Europe and Japan.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$56,355	$2,681
Available for sale securities	350	515
Prepaid expenses and other current assets	3,004	2,625

Total current assets	59,709	5,821
Property and equipment — net	190,916	193,029
State research and development credit exchange receivable	565	473
Other assets	230	230

Total	$251,420	$199,553

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,661	$4,624
Accrued expenses and other current liabilities	31,746	20,736

Total current liabilities	34,407	25,360
Senior convertible notes	210,946	210,642
Note payable to related party	283,453	277,203

Total liabilities	528,806	513,205

Commitments and contingencies
Stockholders’ deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value — 250,000,000 shares authorized at March 31, 2012 and December 31, 2011, respectively; 167,815,783 and 131,522,945 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,678	1,315
Additional paid-in capital	1,694,658	1,620,535
Accumulated other comprehensive income	(3)	44
Deficit accumulated during the development stage	(1,973,719)	(1,935,546)

Total stockholders’ deficit	(277,386)	(313,652)

Total	$251,420	$199,553

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,		Cumulative period from February 14, 1991 (date of inception) to March 31, 2012
	2012	2011
Revenue	$—	$50	$3,131

Operating expenses:
Research and development	24,156	26,289	1,390,207
General and administrative	9,777	11,762	390,008
In-process research and development costs	—	—	19,726
Goodwill impairment	—	—	151,428

Total operating expenses	33,933	38,051	1,951,369

Loss from operations	(33,933)	(38,001)	(1,948,238)
Other income (expense)	1,382	1,350	306
Interest expense on note payable to related party	(3,048)	(2,476)	(31,382)
Interest expense on senior convertible notes	(2,575)	(2,413)	(31,369)
Interest income	1	15	36,990

Loss before provision for income taxes	(38,173)	(41,525)	(1,973,693)
Income taxes	—	—	(26)

Net loss	(38,173)	(41,525)	(1,973,719)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	(952)

Net loss applicable to common stockholders	$(38,173)	$(41,525)	$(1,996,931)

Net loss per share applicable to common stockholders — basic and diluted	$(0.27)	$(0.34)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	143,154	121,057

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,		Cumulative period from February 14, 1991 (date of inception) to March 31, 2012
	2012	2011
Net Loss	$(38,173)	$(41,525)	$(1,973,719)
Other comprehensive loss:
Cumulative translation (loss) gain	(1)	(5)	(5)
Unrealized gain (loss) on investments:
Unrealized holding gain (loss) during the period	—	(7)	48
Less: reclassification adjustment for gains (losses) included in net loss	48	—	48

Net unrealized (loss) gain on investments	48	(7)	0

Comprehensive loss	$(38,126)	$(41,537)	$(1,973,724)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,		Cumulative Period from February 14, 1991 (Date of Inception) to March 31, 2012
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,173)	$(41,525)	$(1,973,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,696	4,119	116,071
Stock-based compensation expense	2,878	2,708	127,504
Stock expense for shares issued pursuant to research agreement	—	—	3,018
(Gain) loss on sale, abandonment/disposal or impairment of property and equipment	(32)	—	23,539
Accrued interest on investments, net of amortization of discounts	—	—	(191)
In-process research and development	—	—	19,726
Goodwill impairment	—	—	151,428
Loss on available-for-sale securities	117	—	990
Fair value adjustment of warrant liability	284	—	284
Fair value of forward purchase contract	(1,705)		(1,705)
Other, net	1	5	1,102
Changes in assets and liabilities:
State research and development credit exchange receivable	(92)	(100)	(565)
Prepaid expenses and other current assets	365	370	(660)
Other assets	—	87	(230)
Accounts payable	(1,713)	(218)	2,661
Accrued expenses and other current liabilities	1,888	3,850	21,862
Other liabilities	—	—	(2)

Net cash used in operating activities	(32,486)	(30,704)	(1,508,887)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	—	(796,779)
Sales and maturities of marketable securities	—	3,828	796,393
Purchase of property and equipment	(323)	(1,993)	(327,432)
Proceeds from sale of property and equipment	32	—	409

Net cash (used in) provided by investing activities	(291)	1,835	(327,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	80,598	9,746	1,310,619
Collection of Series C convertible preferred stock subscriptions receivable	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivables	—	—	1,742
Borrowings on notes payable to related party	6,250	—	381,250
Principal payments on notes payable to principal stockholder	—	—	(70,000)
Borrowings on notes payable	—	—	3,460
Principal payments on notes payable	—	—	(1,667)
Proceeds from senior convertible notes	—	—	207,050
Payment of employment taxes related to vested restricted stock units	(397)	(26)	(12,518)

Net cash provided by financing activities	86,451	9,720	1,892,651

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$53,674	$(19,149)	$56,355
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,681	66,061	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,355	$46,912	$56,355

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$—	$—	$26
Interest paid in cash, net of amounts capitalized	2,595	5,504	51,992
Accretion on redeemable convertible preferred stock	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	171,154
Issuance of common stock for notes receivable	—	—	2,758
Issuance of put option by stockholder	—	—	(2,949)
Put option redemption by stockholder	—	—	1,921
Issuance of Series C convertible preferred stock subscriptions	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)
Non-cash construction in progress and property and equipment	921	4,321	921
Cancellation of principal on note payable to related party	—	1,116	27,797
Warrant liability	7,631	—	7,631

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

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of business and basis of presentation

The accompanying unaudited condensed consolidated financial statements of MannKind Corporation and its subsidiaries (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest audited annual financial statements. The audited statements for the year ended December 31, 2011 (which includes disclosures regarding the Company’s ability to continue as a going concern) are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 15, 2012 (the “Annual Report”).

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2012 may not be indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these accompanying financial statements involve assessing long-lived assets for impairment, accrued expenses including the valuation of warrant liabilities, the valuation of stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

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

Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. It is costly to develop therapeutic products and conduct clinical trials for these products. Since its inception through March 31, 2012 the Company has reported accumulated net losses of $2.0 billion, which include a goodwill impairment charge of $151.4 million, and cumulative negative cash flow from operations of $1.5 billion. At March 31, 2012, the Company’s capital resources consisted of cash, cash equivalents, and marketable securities of $56.7 million and $38.8 million of available borrowings under the loan agreement with an entity controlled by the Company’s principal stockholder (see Note 11 — Related-party arrangements). Based upon the Company’s current expectations, management believes the Company’s existing capital resources will enable it to continue planned operations into the fourth quarter of 2012. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company will need to raise additional capital, whether through the sale of equity or debt securities, a strategic business collaboration with a pharmaceutical company, the establishment of other funding facilities, licensing arrangements, assets sales or other means, or an increase in the borrowings available under the loan arrangement with its related party, in order to continue the development and commercialization of AFREZZA and other product candidates and to support its other ongoing activities. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash equivalents consist of highly liquid investments, with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash. As of March 31, 2012 and December 31, 2011, the Company held $50.6 million and $55,000, respectively of cash equivalents, consisting entirely of money market funds. The fair value of these investments was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

The Company’s marketable securities consist principally of a certificate of deposit with a maturity greater than 90 days, held as collateral for the Company’s commercial credit card programs and a common stock investment that are classified as available-for-sale securities. The certificate of deposit is stated at fair value based on quoted prices for similar instruments in an active market (Level 2 in the fair value hierarchy) and the common stock investment is stated at fair value based on quoted prices in an active market (Level 1 in the fair value hierarchy). As of March 31, 2012 and December 31, 2011, there were marketable securities of $350,000 and $515,000, respectively.

The following is a summary of the carrying values and estimated fair values of the Company’s senior convertible notes due in 2013 and 2015 (in millions).

	March 31, 2012		December 31, 2011
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Notes due 2013	$114.0	$64.0	$113.9	$61.0
Notes due 2015	$97.0	$58.6	$96.8	$60.8

The estimated fair value of the senior convertible notes due 2013 was calculated based on quoted prices in an active market. The estimated fair value of the senior convertible notes due 2015 was calculated based on model-derived valuations whose inputs are observable. As there is no current observable market for the senior convertible notes due 2015, the Company determined the estimated fair value using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility and recent price quotes and trading information regarding Company issued debt instruments and shares of common stock into which the notes are convertible.

The estimated fair value of the warrant liability was calculated based on the Black-Scholes option pricing model (Level 3 in the fair value hierarchy). See Note 9 – Warrant Liability for further discussion.

The estimated fair value of Mann Purchase Agreement was based on a forward purchase contract valuation (Level 3 in the fair value hierarchy). See Note 8- Common and Preferred Stock for further discussion.

The following roll-forward provides a summary of changes in fair value of the Company’s Level 3 financial assets and liabilities (in thousands):

	Three months ended March 31, 2012
	Forward Purchase Contract	Warrant Liability
Beginning Balance	$-	$-
Transfers to Level 3	1,080	(7,631)
Realized gain/(loss) included in expense	-	-
Unrealized gain/(loss) included in other income (expense)	(336)	(284)
Settlements	-	-

Ending Balance	$744	$(7,915)

Recently Issued Accounting Standards — In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”) for Comprehensive Income (Topic 220): “Presentation of Comprehensive Income”. This update improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This update is effective for interim and annual periods beginning after December 15, 2011. The Company has adopted all current required provisions of ASU 2011-05 on a retrospective basis.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”) for Fair Value Measurement (Topic 820): “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This update addresses how to measure fair value and requires new disclosures about fair value measurements. The amendments in this update are effective for interim and annual periods beginning after December 15, 2011. The Company has adopted all current required provisions of ASU 2011-04.

2. Investment in securities

The following is a summary of the available-for-sale securities classified as current assets (in thousands).

	March 31, 2012			December 31, 2011
	Cost Basis	Gross Unrealized Gain	Fair Value	Cost Basis	Gross Unrealized Gain	Fair Value
Available-for-sale securities	$350	$—	$350	$467	$48	$515

The Company’s available-for-sale securities at March 31, 2012 consist of a $350,000 certificate of deposit with a maturity greater than 90 days, held as collateral for the Company’s commercial credit card programs. The Company’s available-for-sale securities at December 31, 2011 consist principally of a $350,000 certificate of deposit with a maturity greater than 90 days, held as collateral primarily for the Company’s commercial credit card programs, and a common stock investment. During the quarter ended March 31, 2012, the Company evaluated its common stock investment to be other than temporarily impaired and recorded the $117,000 realized loss for available-for-sale securities as “Other income (expense)” in the condensed consolidated statements of operations. Gross unrealized gains and losses are included in “Other comprehensive gain (loss)”.

3. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	March 31, 2012	December 31, 2011
Salary and related expenses	$5,289	$8,997
Research and clinical trial costs	5,449	2,383
Accrued interest	10,950	8,262
Construction in progress	891	—
Warrant liability	7,933	—
Other	1,234	1,094

Accrued expenses and other current liabilities	$31,746	$20,736

4. Accounting for stock-based compensation

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Three months ended March 31,
	2012	2011
Stock-based compensation	$2,878	$2,708

The Company issued stock awards to employees during the three months ended March 31, 2012 primarily with a four-year vesting schedule. The grant date fair value of the 10,100 restricted stock units issued during the three months ended March 31, 2012 was $24,000 with a grant date fair value per share of $2.41.

As of March 31, 2012, there was $9.7 million and $13.2 million of unrecognized compensation cost related to options and restricted stock units, respectively, which are expected to be recognized over the remaining weighted average vesting period of 2.1 years. As of March 31, 2012, there was $128,000 and $3.7 million of unrecognized expenses related to performance options and restricted stock units, respectively, for milestones not considered probable of achievement.

5. Net loss per common share

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period excluding the shares loaned under the share lending arrangement (see Note 8 — Common and preferred stock). As of March 31, 2012, 9,000,000 shares of the Company’s common stock, which were loaned to a share borrower pursuant to the terms of a share lending agreement as described in Note 12, were issued and are outstanding, and holders of the borrowed shares have all the rights of a holder of the Company’s common stock. However, because the share borrower must return all borrowed shares to the Company (or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying condensed consolidated statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 54,310,177 shares and 33,334,623 shares as of March 31, 2012 and 2011, respectively, and exclude the 9,000,000 shares loaned under the share lending arrangement.

6. State research and development credit exchange receivable

The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. At March 31, 2012 and December 31, 2011, the estimated amounts receivable under the program were $565,000 and $473,000, respectively.

7. Property and equipment — net

Property and equipment — net consist of the following (dollar amounts in thousands):

	Estimated Useful Life (Years)	March 31, 2012	December 31, 2011
Land	—	$5,273	$5,273
Buildings	39-40	54,948	54,948
Building improvements	5-40	114,225	114,247
Machinery and equipment	3-15	82,190	83,476
Furniture, fixtures and office equipment	5-10	5,244	5,249
Computer equipment and software	3	12,177	13,049
Leasehold improvements		48	53
Construction in progress		9,743	8,498

		283,848	284,793
Less accumulated depreciation and amortization		(92,932)	(91,764)

Property and equipment — net		$190,916	$193,029

Leasehold improvements are amortized over four years which is the shorter of the term of the lease or the service lives of the improvements.

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Three months ended March 31,
	2012	2011
Depreciation and amortization expense	$3,357	$3,799

8. Common and preferred stock

On February 8, 2012, the Company sold 35,937,500 units in an underwritten public offering, including 4,687,500 units, sold pursuant to the full exercise of an over-allotment option granted to the underwriters, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock. All of the securities were offered by the Company at a combined price to the public of $2.40 per unit and the underwriters purchased the units at a price of $2.256 per unit. Net proceeds from this offering were approximately $80.6 million, excluding any warrant exercises. The 21,562,500 warrants are exercisable at $2.40 per share and expire four years from the date of the issuance (See Note 9 – Warrant liability). The shares of common stock and warrants are immediately separable and were issued separately. Concurrent with the underwritten public offering, The Mann Group LLC (“The Mann Group”) agreed to purchase $77.2 million worth of restricted shares of common stock which will be paid, at the discretion of the Company, by cash or by cancellation of principal indebtedness under the amended loan arrangement, subject to stockholder approval to increase the number of our authorized shares (see Note 11 — Related-party arrangements). As indicated in the Company’s Proxy Statement first distributed to the stockholders of the Company on April 6, 2012 in connection with the 2012 Annual Meeting of Stockholders, the Company has included a proposal to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 250,000,000 shares to 350,000,000 shares.

The Company concluded that the Mann Group common stock purchase agreement represented a contingent forward purchase contract that met the definition of a derivative instrument in accordance with ASC 815 Derivatives and Hedging. Of the 31,250,000 shares pursuant to the common stock purchase agreement, the portion of the derivative instrument representing 14.7 million shares were recorded as equity as they met the criteria for equity classification under ASC 815-40 Derivatives and Hedging, Contracts in an Entity’s Own Stock. The remaining portion of the derivative instrument required classification outside of equity as the Company does not have sufficient available shares at the time of issuance and at March 31, 2012. The fair value of the forward purchase contract was $2.0 million at the time of issuance and was recorded in other income. The fair value of the portion classified as equity was $0.9 million and the remaining portion was recorded as $1.1 million in prepaid and other current assets. The portion of the contract recorded as an asset within prepaid expenses and other current assets has been adjusted to fair value as of March 31, 2012 and the Company recorded an expense of $0.3 million to other expense during the three months ended March 31, 2012. The value of the derivative instrument was calculated using a forward contract valuation formula in which the forward contract is estimated to be equal to the valuation date stock price minus the strike price discounted to the valuation date using a risk-free rate of 0.08% at issuance and 0.06% at March 31, 2012. As the shares which would be received upon settlement are currently unregistered, the Company applied a discount for lack of marketability of 10.27% at issuance and 6.57% at March 31, 2012 to reflect this lack of marketability based on quantitative put models, adjusted to take into account qualitative factors, including the fact that the Company’s stock is publicly traded and the fact that there is no contractual restriction on the unregistered shares being registered. The fair value of the forward purchase contract is highly sensitive to the discount applied for lack of marketability and an increase in this discount would cause the value of the forward purchase contract to increase the asset position of the Company.

In June 2011, the Company’s stockholders approved an increase in its authorized shares of common stock from 200,000,000 to 250,000,000. As such, the Company is authorized to issue 250,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized. As of March 31, 2012 and December 31, 2011, 167,815,783 and 131,522,945 shares of common stock, respectively, were issued and outstanding. Included in the common stock outstanding as of March 31, 2012 are 9,000,000 shares of common stock loaned to Bank of America under a share lending agreement in connection with the offering of the $100.0 million aggregate principal amount of 5.75% Senior Convertible Notes due 2015 (see Note 12 — Senior convertible notes). Bank of America is obligated to return the borrowed shares (or, in certain circumstances, the cash value thereof) to the Company on or about the 45th business day following the date as of which the entire principal amount of the notes ceases to be outstanding, subject to extension or acceleration in certain circumstances or early termination at Bank of America’s option. The Company did not receive any proceeds from the sale of the borrowed shares by Bank of America, but the Company did receive a nominal lending fee of $0.01 per share from Bank of America for the use of borrowed shares. As of March 31, 2012 the Company had not issued any shares of undesignated preferred stock.

In August 2010, the Company entered into an agreement with Seaside 88, LP (“Seaside”) for the sale of up to 18,200,000 shares of common stock in increments of 700,000 shares on a bi-weekly basis with the first closing date scheduled for September 22, 2010 provided that certain conditions are met, including for a particular closing to take place, the ten-day volume weighted average trading price for the Company’s common stock immediately prior to such closing must meet or exceed a minimum price set by the Company at $6.50 per share. If the 10-day volume weighted average trading price for a particular closing was below $6.50 per share, then that closing would not occur and the aggregate number of shares to be purchased would be reduced by 700,000 shares. The purchase price per share at each closing was equal to 92% of that 10-day volume weighted average price. The agreement with Seaside terminated during the quarter ended September 30, 2011. During the agreement, the Company issued and sold a total of 3,500,000 shares of common stock to Seaside for net proceeds of $23.8 million.

In conjunction with the Seaside agreement, in August 2010, the Company entered into a common stock purchase agreement with The Mann Group, an entity controlled by the Company’s principal stockholder. Under this common stock purchase agreement, the Company was required to issue and sell, and The Mann Group was obligated to purchase at a price equal to the greater of $7.15 per share (the closing bid price of the Company’s common stock on August 10, 2010) and the closing bid price of common stock on the trading day immediately preceding the applicable closing date, the same number of shares of the Company’s common stock that Seaside purchased on each closing date under its agreement with the Company (see Note 11 — Related-party arrangements). The agreement with The Mann Group terminated during the quarter ended September 30, 2011. During the agreement, the Company issued and sold a total of 3,500,000 shares of common stock to The Mann Group that had resulted in total reduction in the note payable to related party of $27.8 million.

9. Warrant liability

In connection with the sale of units in February 2012, the Company issued separable warrants representing 21,562,500 shares of common stock which are exercisable at $2.40 per share and are exercisable any time prior to February 8, 2016. No warrants have been exercised as of March 31, 2012.

Of the 21,562,500 shares represented by warrants, 16,145,833 shares were recorded as equity as they met the criteria for equity classification under ASC 815-40 Derivatives and Hedging, Contracts in an Entity’s Own Stock. The remaining warrants representing 5,416,667 shares require liability classification in accordance with ASC 480, Distinguishing Liabilities from Equity, as the Company did not have sufficient registered shares available at the time of issuance. The fair value of these shares was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet. The warrants will be reported as a liability until they are exercised, or at the time that the Company has sufficient registered shares available, at which time the warrants will be adjusted to fair value and reclassified from liabilities to stockholders’ equity.

The warrants requiring liability classification were recorded at fair value at issuance and will be adjusted to fair value at each reporting period until exercised or expiration. The fair value of the warrant liability at the date of issuance was $7.6 million and was estimated using the Black-Scholes option pricing model, based on the following assumptions: expected dividend yield of 0%; expected volatility of 93%; risk free interest rate of 0.59%; and contractual term of 4.0 years. The fair value of the warrant liability is highly sensitive to the volatility rate used in the option pricing model and an increase in the volatility rate would cause an increase in the warranty liability. The volatility assumption is calculated based on historical activity.

As of March 31, 2012, the fair value of the warrant liability was $7.9 million and was estimated using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield of 0%; expected volatility of 93%; risk-free interest rate of 0.59%; and contractual term of 4 years. Any change in fair value between reporting periods is recorded as other income (expense) in the condensed consolidated statements of operations. During the quarter ended March 31, 2012, a loss of $284,000 was recognized from the fair value adjustment of the warrant liability.

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

Litigation — The Company is involved in various legal proceedings and other matters. In accordance with ASC 450 Contingencies, the Company would record a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Following the receipt of the Complete Response letter from the FDA regarding the NDA for AFREZZA in January 2011 and the subsequent decline of the price of the Company’s common stock, several complaints were filed in the U.S. District Court for the Central District of California against the Company and certain of its officers and directors on behalf of certain purchasers of the Company’s common stock. The complaints include claims asserted under Sections 10(b) and 20(a) of the Exchange Act, and have been brought as purported shareholder class actions. In general, the complaints allege that the Company and certain of its officers and directors violated federal securities laws by making materially false and misleading statements regarding the Company’s business and prospects for AFREZZA, thereby artificially inflating the price of its common stock. The plaintiffs are seeking unspecified monetary damages and other relief. The complaints have been transferred to a single court and consolidated for all purposes. The court has appointed a lead plaintiff and lead counsel and a consolidated complaint was filed on June 27, 2011. On August 12, 2011, the Company filed a motion to dismiss the consolidated complaint. On December 16, 2011, the court denied the motions. On January 27, 2012, defendants filed a motion to stay the action and certify the court’s December 16 order for interlocutory appeal, or in the alternative to reconsider. On March 2, 2012, the court denied both motions. On April 30, 2012, the parties participated in a mediation before the Honorable Layn Phillips. While the cases did not settle at that mediation, settlement negotiations are currently ongoing. At this time, the amount or range of reasonable possible losses to which the Company may be exposed is not expected to have a material impact on the financial statements.

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

The Superior Court of California for the County of Los Angeles has consolidated the actions pending before it and appointed lead counsel. The Superior Court of California for the County of Los Angeles has stayed the litigation until September 5, 2012, consistent with the parties’ stipulation. A status conference is set for September 5, 2012. At this time, the amount or range of reasonable possible losses to which the Company may be exposed is not expected to have a material impact on the financial statements.

Likewise, the U.S. District Court for the Central District of California has consolidated the actions pending before it. The U.S. District Court for the Central District of California has also appointed lead plaintiffs and lead counsel. On August 12, 2011, the federal lead plaintiffs filed a consolidated complaint. On September 26, 2011, the Company and the individual defendants filed a motion to dismiss the consolidated complaint, and the parties subsequently stipulated to stay the litigation. That stay has expired, and the parties are now negotiating a briefing and hearing schedule on defendants’ motion to dismiss the consolidated derivative complaint. The parties are negotiating a stipulation to stay the litigation pending the outcome of the mediation. At this time, the amount or range of reasonable possible losses to which the Company may be exposed is not expected to have a material impact on the financial statements.

11. Related-party arrangements

In October 2007, the Company entered into a $350.0 million loan arrangement with its principal stockholder. In February 2009, the promissory note underlying the loan arrangement was revised as a result of the principal stockholder being licensed as a finance lender under the California Finance Lenders Law. Accordingly, the lender was revised to The Mann Group. Interest accrues on each outstanding advance at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum and is payable quarterly in arrears. The borrowing rate was 4.6% at both March 31, 2012 and December 31, 2011, respectively. In August 2010, the Company amended and restated the promissory note to extend the maturity date from December 31, 2011 to December 31, 2012. In January 2012, the Company amended the note with The Mann Group to extend the maturity date from December 31, 2012 to March 31, 2013 and to extend the date through which the Company can continue to borrow under the amended terms of the note until June 30, 2012. In addition, interest is payable on the first day of the calendar quarter following the calendar quarter in which an advance is made, or such other time as the Company and The Mann Group mutually agree. On May 9, 2012, the Company amended the note with The Mann Group to extend the maturity date of the $350.0 million loan arrangement from March 31, 2013 to July 1, 2013. Under the amended and restated promissory note The Mann Group may require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If The Mann Group exercises this right, the Company will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances. In August 2010, the Company entered into a letter agreement confirming a previous commitment by The Mann Group to not require the Company to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require the Company to use its working capital resources. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the loan arrangement are unsecured. The loan arrangement contains no financial covenants. There are no warrants associated with the loan arrangement.

The principal amount outstanding under the loan arrangement was $283.5 million and $277.2 million at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, the Company had accrued interest of $8.9 million related to the amount outstanding, had cancelled a total of $27.8 million indebtedness and had $38.8 million of available borrowings under the loan arrangement.

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

On February 8, 2012, the Company sold $86.3 million worth of units in an underwritten public offering, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock. Concurrent with this public offering, The Mann Group LLC purchased $77.2 million worth of restricted shares of common stock which will be paid, at the discretion of the Company, by cash or by cancellation of principal indebtedness under the amended loan arrangement, subject to stockholder approval to increase the Company’s number of authorized shares.

12. Senior convertible notes

Senior convertible notes consist of the following (in thousands):

	March 31 2012	December 31 2011
Notes due 2013
Principal amount	$115,000	$115,000
Unaccreted debt issuance expense	(997)	(1,140)

Net carrying amount	114,003	113,860

Notes due 2015
Principal amount	$100,000	$100,000
Unaccreted debt issuance expense	(3,057)	(3,218)

Net carrying amount	96,943	96,782

Senior convertible notes	$210,946	$210,642

In August 2010, the Company completed a Rule 144A offering of $100.0 million aggregate principal amount of 5.75% Senior Convertible Notes due 2015. The Notes due 2015 are governed by the terms of an indenture dated as of August 24, 2010 (the “2015 Note Indenture”). The Notes due 2015 bear interest at the rate of 5.75% per year on the principal amount, payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011. As of March 31, 2012 and December 31, 2011, the Company had accrued interest of $735,000 and $2.2 million, respectively, related to the Notes due 2015. The Notes due 2015 are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the

Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the Notes due 2015 is August 15, 2015 and payment is due in full on that date for unconverted securities. Holders of the Notes due 2015 may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 147.0859 shares per $1,000 principal amount, which is equal to a conversion price of approximately $6.80 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes due 2015 converted in connection with a fundamental change by increasing the conversion rate on such Notes due 2015, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of Notes due 2015 will have the option to require the Company to repurchase all or any portion of such holder’s Notes due 2015 at a repurchase price of 100% of the principal amount of the Notes due 2015 to be repurchased plus accrued and unpaid interest, if any. The Company may elect to redeem some or all of the Notes due 2015 if the closing stock price has equaled 150% of the conversion price for at least 20 of the 30 consecutive trading days ending on the trading day before the Company’s redemption notice. The redemption price will equal 100% of the principal amount of the Notes due 2015 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a make-whole payment equal to the sum of the present values of the remaining scheduled interest payments through and including August 15, 2015 (other than interest accrued up to, but excluding, the redemption date). The Company will be obligated to make the make-whole payment on all the Notes due 2015 called for redemption and converted during the period from the date the Company mailed the notice of redemption to and including the redemption date. The Company may elect to make the make-whole payment in cash or shares of its common stock, subject to certain limitations. Under the terms of the 2015 Note Indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the contract, including the make-whole shares, is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the contract period under existing commitments. The Company performed an analysis at the time of the offering of the Notes due 2015 and each reporting date since and has concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was in excess of the maximum number of shares that could be required to be delivered during the contract period under existing commitments, including the outstanding convertible notes, stock options, restricted stock units, warrants, and other potential common stock issuances.

The Company incurred approximately $4.2 million in issuance costs which are recorded as an offset to the Notes due 2015 in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Notes due 2015.

In December 2006, the Company completed a registered offering of $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013. The Notes due 2013 are governed by the terms of an indenture dated as of November 1, 2006 and a First Supplemental Indenture, dated as of December 12, 2006 (the “2013 Note Indenture”). The Notes due 2013 bear interest at the rate of 3.75% per year on the principal amount, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2007. As of March 31, 2012 and December 31, 2011, the Company had accrued interest of $1.3 million and $192,000, respectively, related to the Notes due 2013. The Notes due 2013 are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the Notes due 2013 is December 15, 2013 and payment is due in full on that date for unconverted securities. Holders of the Notes due 2013 may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 44.5002 shares per $1,000 principal amount, which is equal to a conversion price of approximately $22.47 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes due 2013 converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of Notes due 2013 will have the option to require the Company to repurchase all or any portion of such holder’s Notes at a repurchase price of 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any. Under the terms of the 2013 Note Indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the contract, including the make-whole shares, is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the contract period under existing commitments. The Company performed an analysis at the time of the offering of the Notes due 2013 and each reporting date since and has concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was in excess of the maximum number of shares that could be required to be delivered during the contract period under existing commitments, including the outstanding convertible notes, stock options, restricted stock units, warrants, and other potential common stock issuances.

The Company incurred approximately $3.7 million in issuance costs which are recorded as an offset to the Notes due 2013 in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Notes due 2013.

Amortization of debt issuance expense in connection with the offerings of the Notes due 2015 and the Notes due 2013 during the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Three months ended March 31,
	2012	2011
Amortization expense	$339	$320

13. Income taxes

As required by ASC 740 Income Taxes (“ASC 740”), management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of operating losses. Accordingly, the net deferred tax assets have been fully reserved.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A Risk Factors and elsewhere in this quarterly report on Form 10-Q. These interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes for the year ended December 31, 2011 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

Both studies are currently enrolling subjects. If enrollment continues as expected, we anticipate completing both of these studies in early 2013. We then would expect to submit the results to the FDA as an amendment to our NDA during the second half of 2013. However, the data collected from these clinical trials may not reach statistical significance or otherwise be sufficient to support an amendment to our NDA, or FDA approval. Moreover, there can be no assurance that we will satisfy all of the FDA’s requirements with these two clinical studies or that the FDA will ultimately find our proposed approach to these clinical studies acceptable. The FDA could also request that we conduct additional clinical studies beyond the currently planned studies in order to provide sufficient data for approval of AFREZZA.

We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of March 31, 2012, we have incurred a cumulative net loss of $2.0 billion and an accumulated stockholders’ deficit of $277.4 million. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities, convertible debt securities and borrowings under our related party loan. As discussed below in “Liquidity and Capital Resources,” this raises substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2012 and 2011

Revenues

We did not recognize any revenue for the three months ended March 31, 2012. We recognized revenue of $50,000 under a license agreement for the three months ended March 31, 2011. We do not anticipate sales of any product prior to regulatory approval and commercialization of AFREZZA.

Research and Development Expenses

The following table provides a comparison of the research and development expense categories for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three months ended March 31,
	2012	2011	$ Change	% Change
Clinical	$10,879	$6,449	$4,430	69%
Manufacturing	10,093	14,328	(4,235)	(30%)
Research	1,940	4,215	(2,275)	(54%)
Research and development tax credit	(92)	(100)	8	(8%)
Stock-based compensation expense	1,336	1,397	(61)	(4%)

Research and development expenses	$24,156	$26,289	$(2,133)	(8%)

The decrease in research and development expenses for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily due to salary related costs which decreased $7.0 million as a result of the February 2011 reduction in force. Decreases were offset by an increase of $5.0 million in clinical trial related expenses as studies 171 and 175 began screening subjects in the third and fourth quarter of 2011, respectively. We anticipate that our research and development expenses will increase in 2012 as a result of our ongoing clinical trials.

General and Administrative Expenses

The following table provides a comparison of the general and administrative expense categories for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three months ended March 31,
	2012	2011	$ Change	% Change
Salaries, employee related and other general expenses	$8,235	$10,451	$(2,216)	(21%)
Stock-based compensation expense	1,542	1,311	231	18%

General and administrative expenses	$9,777	$11,762	$(1,985)	(17%)

General and administrative expenses for the three months ended March 31, 2012 decreased as compared to the same period in the prior year primarily due to decreased salary related costs of $2.2 million as a result of the February 2011 reduction in force. Overall, we expect general and administrative expenses to be lower in 2012 as a result of the reduction in force implemented in 2011.

Other Income and Expense

Other income for the three months ended March 31, 2012 and for the same period in the prior year was $1.4 million, respectively. During the quarter ended March 31, 2012, we recorded a $2.0 million benefit on a forward purchase contract in other income offset by our common stock investment determined to be permanently impaired at a realized loss of $117,000. In addition, we recognized expense of $284,000 related to the fair value adjustment of the warrant liability. During the three months ended March 31, 2011, we recorded a realized gain of $1.3 million on the termination of foreign exchange hedging contracts.

Interest Expense

Interest expense for the three months ended March 31, 2012 increased by $733,000 as compared to the same period in the prior year primarily due to the additional interest expense associated with additional drawdowns on our note payable to our principal stockholder.

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

In August 2010, we amended and restated the existing promissory note evidencing the loan arrangement with The Mann Group to extend the maturity date from December 31, 2011 to December 31, 2012. In January 2012, we amended the note with The Mann Group to extend the maturity date from December 31, 2012 to March 31, 2013 and to extend the date through which we can continue to borrow under the amended terms of the note until June 30, 2012. In addition, interest is payable on the first day of the calendar quarter following the calendar quarter in which an advance is made, or such other time as we mutually agree. On May 9, 2012, we amended the note with The Mann Group to extend the maturity date March 31, 2013 to July 1, 2013. Under the amended and restated promissory note, The Mann Group can require us to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If The Mann Group exercises this right, we will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances. In August 2010, we and The Mann Group entered into a letter agreement confirming a previous commitment by The Mann Group to not require us to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require us to use our working capital resources. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at the lender’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the loan arrangement are unsecured. The loan arrangement contains no financial covenants. As of March 31, 2012, the amount borrowed and outstanding under the arrangement was $283.5 million and we had $38.8 million of available borrowings under the arrangement.

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

On February 8, 2012, we sold $86.3 million worth of units in an underwritten public offering, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock, and reflects the full exercise of an over-allotment option granted to the underwriters. Net proceeds from this offering were approximately $80.6 million, excluding any warrant exercises. Concurrent with this public offering, The Mann Group LLC agreed to purchase $77.2 million worth of restricted shares of common stock which will be paid, at the discretion of the Company, by cash or by cancellation of principal indebtedness under the amended loan arrangement, subject to stockholder approval to increase the number of our authorized shares.

During the three months ended March 31, 2012, we used $32.5 million of cash for our operations and had a net loss $38.2 million, of which $6.6 million consisted of non-cash charges such as depreciation and amortization, and stock-based compensation. By comparison, during the three months ended March 31, 2011, we used $30.7 million of cash for our operations and had a net loss of $41.5 million, of which $6.8 million consisted of non-cash charges such as depreciation and amortization, and stock-based compensation. Cash used for our operations for the three months ended March 31, 2012 increased by $1.8 million compared to cash used for our operations for the three months ended March 31, 2011 due primarily to an increase in clinical trial related expenses. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of AFREZZA.

We used $291,000 of cash for investing activities during the three months ended March 31, 2012, compared to $1.8 million of cash provided by investing activities for the three months ended March 31, 2011. For the three months ended March 31, 2012 and 2011, $323,000 and $2.0 million, respectively, were used to purchase machinery and equipment to expand our manufacturing operations and our quality systems that support clinical trials for AFREZZA. Cash used in investing activities for the three months ended March 31, 2012 decreased $2.1 million compared to the same period in prior year due to $3.8 million in proceeds received from sales and maturities of marketable securities during the three months ended March 31, 2011. We received cash of $3.8 million for the three months ended March 31, 2011 related to the early termination of certificates of deposit that were previously held as collateral for foreign exchange hedging instruments.

Our financing activities generated $86.5 million of cash for the three months ended March 31, 2012, compared to $9.7 million for the same period in 2011. For the three months ended March 31, 2012, cash from financing activities was primarily from $80.6 million related to the February 2012 issuance of common stock and warrants through the sale of 35,937,500 units, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock as well as the exercise of stock options. Additionally we generated cash of $6.3 million from related party borrowings. For the three months ended March 31, 2011, cash from financing activities was primarily from $9.7 million related to the sale of common stock to Seaside as well as the exercise of stock options.

As of March 31, 2012, we had $56.7 million in cash, cash equivalents and marketable securities (including $350,000 of certificate of deposit held as collateral for commercial credit card program). We believe our existing cash resources, including the $38.8 million remaining available under our loan arrangement with The Mann Group, will be sufficient to fund our anticipated cash requirements into the fourth quarter of 2012. Accordingly, we will need to raise additional capital, either through the sale of equity or debt securities, the entry into a strategic business collaboration with a pharmaceutical or biotechnology company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, or an increase in the borrowings available under the loan arrangement with our related party, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. This raises substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2012 we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates impacting our short-term investment portfolio as well as the interest rate on our credit facility with The Mann Group. The interest rate on our credit facility with The Mann Group is a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum. Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments is entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our short-term investments at March 31, 2012 are comprised of a certificate of deposit. We continue to utilize our $350.0 million credit facility to fund operations. As of March 31, 2012, the amount borrowed and outstanding under the credit facility was $283.5 million, with $38.8 million of available borrowings. The interest rate is fixed at the time of the draw. If interest rates were to increase from levels at March 31, 2012 we could experience a higher level of interest expense than assumed in our current operating plan.

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

Our chief executive officer and chief financial officer performed an evaluation under the supervision and with the participation of our management, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2012. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Beginning January 31, 2011, several complaints were filed in the U.S. District Court for the Central District of California against us and four of our officers – Alfred E. Mann, Hakan S. Edstrom, Dr. Peter C. Richardson and Matthew J. Pfeffer – on behalf of certain purchasers of our common stock. The complaints include claims asserted under Sections 10(b) and 20(a) of the Exchange Act and have been brought as purported shareholder class actions. In general, the complaints allege that the defendants violated federal securities laws by making materially false and misleading statements regarding our business and prospects for AFREZZA, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. The complaints have been transferred to a single court and consolidated for all purposes. The court appointed a lead plaintiff and lead counsel and a consolidated complaint was filed on June 27, 2011. On August 12, 2011, we filed a motion to dismiss the complaint and a motion to strike the expert report attached to that complaint. On December 16, 2011, the court denied the motions. On January 27, 2012, defendants filed a motion to stay the action and certify the court’s December 16 order for interlocutory appeal, or in the alternative to reconsider. On March 2, 2012, the court denied both motions. On April 30, 2012, the parties participated in a mediation before the Honorable Layn Phillips. While the cases did not settle at that mediation, settlement negotiations are currently ongoing. At this time, the amount or range of reasonable possible losses to which the Company may be exposed is not expected to have a material impact on the financial statements.

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

Likewise, the U.S. District Court for the Central District of California has consolidated the derivative actions pending before it. The U.S. District Court for the Central District of California has also appointed lead plaintiffs and lead counsel and a consolidated complaint was filed on August 12, 2011. We filed a motion to dismiss this complaint on September 26, 2011 and the parties subsequently stipulated to stay the litigation. That stay expired on January 10, 2012, and on January 20, 2012, the Court issued a minute order setting a briefing schedule regarding defendants’ motion to dismiss. Plaintiff opposed the motion on February 6, and defendants filed a reply on February 13. On February 14, 2012, the Court granted defendants’ motion to dismiss without prejudice and instructed plaintiff to file an amended complaint by March 2, 2012. The parties subsequently negotiated a stipulation to stay the litigation pending the outcome of the mediation.

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

In January 2011, the FDA issued a Complete Response letter and requested that we conduct additional clinical studies of AFREZZA using our next-generation inhaler. In early May 2011, we held an End-of-Review meeting with the agency to discuss the protocols for the additional studies. In August 2011, we confirmed with the FDA the design of two clinical studies to evaluate the efficacy and safety of AFREZZA administered using our Dreamboat inhaler. We plan to continue working closely with the FDA in our effort to ensure that our clinical studies address the agency’s requests for additional information about AFREZZA. There can be no assurance that we will satisfy all of the FDA’s requirements. The FDA could also again request that we conduct additional clinical trials to provide sufficient data for approval of the NDA. There can be no assurance that we will obtain approval of the NDA in a timely manner or at all.

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

We have never been profitable or generated positive cash flow from operations and, as of March 31, 2012, we had incurred a cumulative net loss of $2.0 billion. The cumulative net loss has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates, including AFREZZA. This cumulative net loss may increase significantly as we continue development and clinical trial efforts.

Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of March 31, 2012, we had a stockholders’ deficit of $277.4 million. Our ability to achieve and sustain positive cash flow from operations and profitability depends upon obtaining regulatory approvals for and successfully commercializing AFREZZA, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates, and we may not receive them. We may not generate positive cash flow from operations or be profitable even if we succeed in commercializing any of our product candidates. As a result, we cannot be sure when we will generate positive cash flow from operations or become profitable, if at all.

We will be required to raise additional capital to fund our operations, and our inability to do so could raise substantial doubt about our ability to continue as a going concern.*

Based upon our current expectations, we believe that our existing capital resources, including the available borrowings under our loan arrangement with The Mann Group, as amended on May 9, 2012, as well as the net proceeds from the sale of 35,937,500 units, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock in February 2012, will enable us to continue planned operations into the fourth quarter of 2012. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. We will need to raise additional funds, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, or an increase in the borrowings available under the loan arrangement with our related party, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. However, it may be difficult for us to raise additional funds through these planned measures. As of March 31, 2012, we had a stockholders’ deficit of $277.4 million which may raise concerns about our solvency and affect our ability to raise additional capital. The amount of additional funds we need will depend on a number of factors, including:

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

We have been named in lawsuits in which we, and certain of our executive officers, have been sued for alleged violations of federal securities laws related to alleged false and misleading statements regarding AFREZZA. We have also been named in state and federal derivative lawsuits that have been filed against certain of our directors and executive officers. We intend to engage in a vigorous defense of such litigation. If we are not successful in our defense of such litigation, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if such claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

Our Chairman and Chief Executive Officer and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.*

At March 31, 2012, Mr. Mann beneficially owned approximately 30.9% of our outstanding shares of capital stock, excluding the 21,562,500 shares of common stock that may be issued from time to time upon exercise of the warrants issued in the February 2012 offering. If further effect is given to the issuance of 31,250,000 restricted shares of our common stock in the concurrent private placement issuable upon receipt of stockholder approval to increase the number of our authorized shares, as of March 31, 2012, Mr. Mann would have beneficially owned approximately 41.7% of our outstanding shares of capital stock. By virtue of his holdings, Mr. Mann may be able to continue to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.

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

The future sale of our common stock, the conversion of our senior convertible notes into common stock or the exercise of our warrants for common stock could negatively affect our stock price.*

As of March 31, 2012, we had 167,815,783 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock may decline. Likewise the issuance of additional shares of our common stock upon the conversion of some or all of our senior convertible notes, or upon the exercise of some or all of the warrants we issued in February 2012, could adversely affect the trading price of our common stock. In addition, the existence of these notes and warrants may encourage short selling of our common stock by market participants. Furthermore, if we were to include in a company-initiated registration statement shares held by our stockholders pursuant to the exercise of their registration rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

In addition, we will need to raise substantial additional capital in the future to fund our operations. If we raise additional funds by issuing equity securities or additional convertible debt, the market price of our common stock may decline and our existing stockholders may experience significant dilution.

We have reserved for future issuance substantially all of our authorized but unissued shares of common stock, which may impair our ability to conduct future financing and other transactions.*

Our certificate of incorporation currently authorizes us to issue up to 250,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of March 31, 2012, we had a total of 82,184,217 shares of common stock that were authorized but unissued. We have reserved substantially all of our authorized but unissued shares for future issuance pursuant to outstanding equity awards, our equity plans, our 3.75% senior convertible notes due 2013, our 5.75% senior convertible notes due 2015, warrants with a term of 4 years expiring on February 8, 2016 and the Common Stock Purchase Agreement we entered into with The Mann Group LLC concurrently with our February 2012 offering of common stock and warrants. As a result, our ability to issue shares of common stock other than pursuant to existing arrangements will be limited until such time, if ever, that we are able to amend our certificate of incorporation to further increase our authorized shares of common stock or shares currently reserved for issuance otherwise become available (for example, due to the termination of the underlying agreement to issue the shares).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

On January 1, 2012, we adopted 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05) which requires presentation of the components of net income (loss) and other comprehensive income (loss) either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The following presents the retrospective application of ASU 2011-05 for each of the three years ended December 31:

Consolidated Statements of Comprehensive Loss

MannKind Corporation and Subsidiaries

Thousands, for the Three Years Ended December 31,	2011	2010	2009
Net loss	$(160,804)	$(170,560)	$(220,104)
Other comprehensive loss:
Cumulative translation (loss) gain	(3)	(6)	5
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	(27)	361	(581)
Less: reclassification adjustment for gains (losses) included in net loss	0	0	0
Net unrealized (loss) gain on investments	(27)	361	(581)

Comprehensive loss	$(160,834)	$(170,205)	$(220,680)

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.4(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.5(5)	Amended and Restated Bylaws.

4.1(6)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated November 1, 2006.

4.2(7)	First Supplemental Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated December 12, 2006.

4.3(7)	Form of 3.75% Senior Convertible Note due 2013.

4.4(1)	Form of common stock certificate.

4.5(1)	Registration Rights Agreement, dated October 15, 1998, by and among CTL ImmunoTherapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended.

4.6(8)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated August 24, 2010.

4.7(8)	Form of 5.75% Senior Convertible Note due 2015.

4.8(9)	Form of Warrant to Purchase Common Stock issued February 8, 2012.

10.1(10)	Amendment, dated January 16, 2012, to Amended and Restated Promissory Note made by MannKind in favor of The Mann Group LLC, dated August 10, 2010.

10.2(9)	Common Stock Purchase Agreement by and between MannKind and The Mann Group LLC, dated February 2, 2012.

10.3	Amendment, dated May 9, 2012, to Amended and Restated Promissory Note made by MannKind in favor of The Mann Group LLC, dated August 10, 2010, as amended January 16, 2012

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

(1)	Incorporated by reference to MannKind’s registration statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended.
(2)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 9, 2007.
(3)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 2, 2010.
(4)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 4, 2011.
(5)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on November 19, 2007.
(6)	Incorporated by reference to MannKind’s registration statement on Form S-3 (File No. 333-138373), filed with the SEC on November 2, 2006.
(7)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on December 12, 2006.
(8)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on August 24, 2010.

(9)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on February 6, 2012.
(10)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on January 20, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2012	MANNKIND CORPORATION

	By:	/s/ MATTHEW J. PFEFFER
Matthew J. Pfeffer
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)