Form 10-Q
period 2012-09-30
MANNKIND CORP
filed 2012-11-09
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 5, 2012, there were 245,777,130 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2012

Page
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets: September 30, 2012 and December 31, 2011	3
Condensed Consolidated Statements of Operations: Three and nine months ended September 30, 2012 and 2011 and the period from February 14, 1991 (date of inception) to September 30, 2012	4
Condensed Consolidated Statements of Comprehensive Loss: Three and nine months ended September 30, 2012 and 2011 and the period from February 14, 1991 (date of inception) to September 30, 2012	5
Condensed Consolidated Statements of Cash Flows: Nine months ended September 30, 2012 and 2011 and the period from February 14, 1991 (date of inception) to September 30, 2012	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
PART II: OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3. Defaults Upon Senior Securities	41
Item 4. Mine Safety Disclosures	41
Item 5. Other Information	42
Item 6. Exhibits	42
SIGNATURES	44

AFREZZA®, MedTone® and Technosphere® are our registered trademarks in the United States. We have also applied for and have registered company trademarks in other jurisdictions, including Europe and Japan.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,765	$2,681
Available-for-sale securities and certificate of deposit	350	515
Prepaid expenses and other current assets	21,082	2,625

Total current assets	23,197	5,821
Property and equipment — net	186,611	193,029
State research and development credit exchange receivable	293	473
Other assets	230	230

Total	$210,331	$199,553

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,166	$4,624
Accrued expenses and other current liabilities	48,598	20,736

Total current liabilities	51,764	25,360
Senior convertible notes	211,673	210,642
Note payable to related party	223,142	277,203

Total liabilities	486,579	513,205

Commitments and contingencies
Stockholders’ deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value — 350,000,000 and 250,000,000 shares authorized at September 30, 2012 and December 31, 2011, respectively; 199,767,463 and 131,522,945 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,998	1,315
Additional paid-in capital	1,774,893	1,620,535
Accumulated other comprehensive income (loss)	(8)	44
Deficit accumulated during the development stage	(2,053,131)	(1,935,546)

Total stockholders’ deficit	(276,248)	(313,652)

Total	$210,331	$199,553

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,		Cumulative period from February 14, 1991 (date of inception) to September 30,
	2012	2011	2012	2011	2012
Revenue	$35	$—	$35	$50	$3,166

Operating expenses:
Research and development	25,453	23,132	76,247	79,717	1,442,298
General and administrative	10,069	9,641	37,262	30,293	417,493
In-process research and development costs	—	—	—	—	19,726
Goodwill impairment	—	—	—	—	151,428

Total operating expenses	35,522	32,773	113,509	110,010	2,030,945

Loss from operations	(35,487)	(32,773)	(113,474)	(109,960)	(2,027,779)
Other income (expense)	(2,651)	79	12,078	1,476	11,002
Interest expense on note payable to related party	(2,245)	(2,863)	(8,321)	(7,849)	(36,655)
Interest expense on senior convertible notes	(2,859)	(2,845)	(8,278)	(8,092)	(37,072)
Interest income	—	—	2	18	36,991

Loss before provision for income taxes	(43,242)	(38,402)	(117,993)	(124,407)	(2,053,513)
Income tax benefit	(408)	—	(408)	—	(382)

Net loss	(42,834)	(38,402)	(117,585)	(124,407)	(2,053,131)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	—	—	(952)

Net loss applicable to common stockholders	$(42,834)	$(38,402)	$(117,585)	$(124,407)	$(2,076,343)

Net loss per share applicable to common stockholders — basic and diluted	$(0.22)	$(0.31)	$(0.71)	$(1.02)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	190,534	122,130	164,611	121,636

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,		Cumulative period from February 14, 1991 (date of inception) to September 30,
	2012	2011	2012	2011	2012
Net Loss	$(42,834)	$(38,402)	$(117,585)	$(124,407)	$(2,053,131)
Other comprehensive loss:
Cumulative translation (loss) gain	(1)	(8)	4	1	—
Unrealized gain (loss) on investments:
Unrealized holding gain (loss) during the period	—	15	—	(30)	(48)
Less: reclassification adjustment for gains (losses) included in net loss	—	—	48	—	48

Net unrealized gain (loss) on investments	—	15	48	(30)	—

Comprehensive loss	$(42,835)	$(38,395)	$(117,533)	$(124,436)	$(2,053,131)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,		Cumulative Period from February 14, 1991 (Date of Inception) to September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(117,585)	$(124,407)	$(2,053,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	10,929	12,097	123,304
Stock-based compensation expense	9,770	8,023	134,396
Stock expense for shares issued pursuant to research agreement	—	—	3,018
(Gain) loss on sale, abandonment/disposal or impairment of property and equipment	(73)	(63)	23,498
Accrued interest on investments, net of amortization of discounts	—	—	(191)
In-process research and development	—	—	19,726
Goodwill impairment	—	—	151,428
Loss on available-for-sale securities	117	—	990
Fair value of forward purchase contract	(12,011)	—	(12,011)
Other, net	(4)	—	1,097
Changes in assets and liabilities:
State research and development credit exchange receivable	(270)	152	(743)
Prepaid expenses and other current assets	(18,007)	(111)	(19,032)
Other assets	—	87	(230)
Accounts payable	(1,526)	(121)	2,848
Accrued expenses and other current liabilities	36,898	861	56,872
Other liabilities	—	—	(2)

Net cash used in operating activities	(91,762)	(103,482)	(1,568,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	—	(796,779)
Sales and maturities of marketable securities	—	3,828	796,393
Purchase of property and equipment	(572)	(6,703)	(327,681)
Proceeds from sale of property and equipment	73	63	450

Net cash used in investing activities	(499)	(2,812)	(327,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	80, 982	10,544	1,311,003
Collection of Series C convertible preferred stock subscriptions receivable	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivables	—	—	1,742
Borrowings on notes payable to related party	11,250	53,000	386,250
Principal payments on notes payable to principal stockholder	—	—	(70,000)
Borrowings on notes payable	—	—	3,460
Principal payments on notes payable	—	—	(1,667)
Proceeds from senior convertible notes	—	—	207,050
Payment of employment taxes related to vested restricted stock units	(887)	(525)	(13,008)

Net cash provided by financing activities	91,345	63,019	1,897,545

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(916)	$(43,275)	$1,765
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,681	66,061	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,765	$22,786	$1,765

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$—	$—	$26
Interest paid in cash, net of amounts capitalized	7,626	15,092	57,023
Accretion on redeemable convertible preferred stock	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	171,154
Issuance of common stock for notes receivable	—	—	2,758
Issuance of put option by stockholder	—	—	(2,949)
Put option redemption by stockholder	—	—	1,921
Issuance of Series C convertible preferred stock subscriptions	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)
Non-cash construction in progress and property and equipment	2,907	181	2,907
Capitalization of interest on note payable to related party	11,876	—	11,876
Reduction of principal on note payable to related party upon issuance of common stock	77,187	11,116	104,984
Forward purchase contract contribution to additional paid-in capital	1,080	—	1,080
Reclassification of forward purchase contract to additional paid-in capital	13,091	—	13,091

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the nine months ended September 30, 2012 may not be indicative of the results that may be expected for the full year.

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

Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. It is costly to develop therapeutic products and conduct clinical trials for these products. Since its inception through September 30, 2012 the Company has reported accumulated net losses of $2.1 billion, which include a goodwill impairment charge of $151.4 million, and cumulative negative cash flow from operations of $1.6 billion. At September 30, 2012, the Company’s capital resources consisted of cash, cash equivalents, and a certificate of deposit of $2.1 million and $21.9 million of available borrowings under a revolving loan agreement with an entity controlled by the Company’s principal stockholder (see Note 11 — Related-party arrangements).

In October 2012, pursuant to a previously filed Form S-3 Registration Statement (“Shelf Registration”), which was declared effective by the SEC on September 24, 2012, the Company sold in an underwritten public offering 40,000,000 shares of its common stock, together with warrants to purchase up to 30,000,000 shares of the Company’s common stock. In addition, the Company sold pursuant to the full exercise of an over-allotment option granted to the underwriters, an additional 6,000,000 shares of common stock, together with warrants to purchase up to an aggregate of 4,500,000 shares of common stock. Net proceeds from this offering were approximately $86.0 million (after deducting discounts and commissions to the underwriters and offering expenses), excluding any future proceeds from the exercise of the warrants. (see Note 14 — Subsequent Events).

Based upon the Company’s current expectations, management believes that the Company’s existing capital resources in combination with proceeds received in October 2012 from the underwritten public offering, will enable it to continue planned operations at least into the third quarter of 2013. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company will need to raise additional capital, whether through the sale of equity or debt securities, a strategic business collaboration with a pharmaceutical company, the establishment of other funding facilities, licensing arrangements, assets sales or other means, or an increase in the borrowings available under the loan arrangement with its related party, in order to continue the development and commercialization of AFREZZA and other product candidates and to support its other ongoing activities. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Fair Value of Financial Instruments — The carrying amounts of financial instruments, which include cash equivalents, available-for-sale securities, a certificate of deposit, and accounts payable, approximate their fair values due to their relatively short maturities. The fair value of the note payable to related party cannot be reasonably estimated as the Company would not be able to obtain a similar credit arrangement in the current economic environment.

Cash equivalents consist of highly liquid investments, with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash. As of September 30, 2012 and December 31, 2011, the Company held $1.8 million and $2.7 million, respectively of cash and cash equivalents, consisting primarily of money market funds and the remaining funds in non-interest bearing checking accounts. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

The Company’s available-for-sale securities consisted of a common stock investment which the Company had determined to be other than temporarily impaired and had recorded a $117,000 realized loss in the quarter ended March 31, 2012. The certificate of deposit, having a maturity greater than 90 days, is held as collateral for the Company’s commercial credit card programs. The carrying value of the certificate of deposit approximates fair value based on quoted prices for similar instruments in an active market (Level 2 in the fair value hierarchy) and the common stock investment is stated at fair value based on quoted prices in an active market (Level 1 in the fair value hierarchy). As of September 30, 2012, the Company had a certificate of deposit of $350,000. As of December 31, 2011, the Company had available-for-sale securities and a certificate of deposit of $515,000.

The following is a summary of the carrying values and estimated fair values of the Company’s senior convertible notes due in 2013 and 2015 (in millions).

	September 30, 2012		December 31, 2011
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Notes due 2013	$114.3	$70.8	$113.9	$61.0
Notes due 2015	$97.4	$57.8	$96.8	$60.8

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

The estimated fair value of the Mann Purchase Agreement was based on a forward purchase contract valuation (Level 3 in the fair value hierarchy). See Note 8- Common and preferred stock for further discussion.

The following roll-forward provides a summary of changes in fair value of the Company’s Level 3 forward purchase contract (in thousands):

	Three months end September 30, 2012	Nine months ended September 30, 2012
Beginning Balance	$—	$—
Issuance	—	1,080
Adjustments to fair value included in other income (expense)	—	12,011
Transfers to additional paid-in-capital	—	(13,091)

Ending Balance	$—	$—

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”) for Fair Value Measurement (Topic 820): “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update addresses how to measure fair value and requires new disclosures about fair value measurements. The amendments in this update are effective for interim and annual periods beginning after December 15, 2011. The Company has adopted all current required provisions of ASU 2011-04.

2. Available-for-sale securities and certificate of deposit

The following is a summary of the available-for-sale securities classified as current assets (in thousands):

	September 30, 2012			December 31, 2011
	Cost Basis	Gross Unrealized Gain	Fair Value	Cost Basis	Gross Unrealized Gain	Fair Value
Common stock investment	$—	$—	$—	$117	$48	$165

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

3. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	September 30, 2012	December 31, 2011
Salary and related expenses	$7,760	$8,997
Research and clinical trial costs	7,013	2,383
Accrued interest	4,347	8,262
Construction in progress	2,540	—
Accrued litigation settlement liability*	25,448	—
Other	1,490	1,094

Accrued expenses and other current liabilities	$48,598	$20,736

Amount represents the total litigation settlement liability, of which $16.8 million consists of cash consideration and $8.6 million of stock consideration pursuant to a legal settlement agreement (see Note 10 — Commitments and contingencies). The Company had recorded a corresponding receivable on the balance sheet in connection with the $16.8 million balance.

4. Accounting for stock-based compensation

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Stock-based compensation	$3,820	$3,321	$9,770	$8,023

The Company issued stock awards to employees during the three months ended September 30, 2012 primarily with a four-year vesting schedule. The grant date fair value of the 1,190,600 restricted stock units and 1,798,000 stock options issued were $2.8 million and $2.7 million, respectively, with a grant date fair value per share of $2.32 and $1.54, respectively.

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. Restricted stock units are valued based on the market price on the grant date. The Company calculated the fair value of employee stock options for the three months ended September 30, 2012 using the following assumptions:

	Performance-based	Time-based
Risk-free interest rate	0.20% — 0.29%	0.83%
Expected lives	0.96 — 1.87 years	6.08 years
Volatility	62.35% — 70.56%	81.81%
Dividends	—	—

As of September 30, 2012, there was $14.5 million and $12.7 million of unrecognized compensation expense related to options and restricted stock units, respectively, which are expected to be recognized over the remaining weighted average vesting period of 2.2 years. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period. As of September 30, 2012, there was $107,000 and $3.7 million of unrecognized expenses related to performance-based options and restricted stock units, respectively, for milestones not considered probable of achievement.

5. Net loss per common share

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period excluding the shares loaned under the share lending arrangement (see Note 8 — Common and preferred stock). As of September 30, 2012, 9,000,000 shares of the Company’s common stock, which were loaned to a share borrower pursuant to the terms of a share lending agreement as described in Note 12, were issued and are outstanding, and the holder of the borrowed shares has all the rights of a holder of the Company’s common stock. However, because the share borrower must return all borrowed shares to the Company (or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying condensed consolidated statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 63,833,521 shares and 33,895,480 shares as of September 30, 2012 and 2011, respectively, and exclude the 9,000,000 shares loaned under the share lending arrangement.

6. State research and development credit exchange receivable

The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Current estimated amounts receivable under the program, which are included in Prepaids and other current assets, were $450,000 and $0 at September 30, 2012 and December 31, 2011, respectively. Long-term estimated amounts receivable under the program were $293,000 and $473,000 at September 30, 2012 and December 31, 2011, respectively.

7. Property and equipment — net

Property and equipment — net consist of the following (dollar amounts in thousands):

	Estimated Useful Life (Years)	September 30, 2012	December 31, 2011
Land	—	$5,273	$5,273
Buildings	39-40	54,948	54,948
Building improvements	5-40	114,245	114,247
Machinery and equipment	3-15	82,402	83,476
Furniture, fixtures and office equipment	5-10	5,199	5,249
Computer equipment and software	3	12,177	13,049
Leasehold improvements		48	53
Construction in progress		11,792	8,498
		286,084	284,793
Less accumulated depreciation and amortization		(99,473)	(91,764)

Property and equipment — net		$186,611	$193,029

Leasehold improvements are amortized over four years which is the shorter of the term of the lease or the service lives of the improvements.

Depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Depreciation and amortization expense	$3,237	$3,745	$9,898	$11,124

8. Common and preferred stock

On February 8, 2012, the Company sold 35,937,500 units in an underwritten public offering, including 4,687,500 units sold pursuant to the full exercise of an over-allotment option granted to the underwriters, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock. All of the securities were offered by the Company at a combined price to the public of $2.40 per unit and the underwriters purchased the units at a price of $2.256 per unit. Net proceeds from this offering were approximately $80.6 million, excluding any warrant exercises. The 21,562,500 shares of common stock underlying the warrants are exercisable at $2.40 per share and expire four years from the date of the issuance (See Note 9 – Warrants). The shares of common stock and warrants are immediately separable and were issued separately. Concurrent with the February 2012 underwritten public offering, the Company entered into a common stock purchase agreement with the Mann Group LLC (“The Mann Group”), pursuant to which the Company agreed to sell and The Mann Group agreed to purchase 31,250,000 shares of the Company’s restricted common stock at a price of $2.47 per share, the closing of which was subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Clearance”), and the Company’s receipt of stockholder approval to increase the authorized number of shares of our common stock. In June 2012, following HSR Clearance and the Company’s receipt of such stockholder approval, The Mann Group LLC (“The Mann Group”) agreed to purchase $77.2 million worth of restricted shares of common stock which were paid cancellation of principal indebtedness under the revolving amended loan arrangement with The Mann Group (see Note 11 — Related-party arrangements).

In the first quarter of 2012, the Company concluded that The Mann Group common stock purchase agreement represented a contingent forward purchase contract that met the definition of a derivative instrument in accordance with ASC 815 Derivatives and Hedging. Of the 31,250,000 shares issuable pursuant to the common stock purchase agreement, the portion of the derivative instrument representing 14.7 million shares were recorded as equity (“Equity Portion”) as they met the criteria for equity classification under ASC 815-40 Derivatives and Hedging, Contracts in an Entity’s Own Stock. The remaining 16.7 million shares (“Non-Equity Portion”) required classification outside of equity as the Company did not have sufficient available shares at the time of issuance at March 31, 2012. The Company revalues the Non-Equity Portion of the forward purchase contract at each reporting date and records a fair value adjustment within “Other income”. At the time of issuance, the fair value of the forward purchase contract was $2.0 million. The Equity Portion of $0.9 million was classified as equity, and the Non-Equity Portion of $1.1 million was initially recorded to “Prepaid expenses and other current assets.”

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

The fair value of the forward purchase contract is highly sensitive to the discount applied for lack of marketability and the stock price, and changes in this discount and/or the stock price caused the value of the forward purchase contract to change significantly. As of and for the nine months ended September 30, 2012, the Company recognized the change in fair value of

$12.0 million in “Other income (expense).” The Company revalued the Non-Equity Portion using a forward contract valuation formula, in which the forward contract was estimated to be equal to the valuation date stock price of $2.40 at issuance and $1.69 at May 17, 2012 minus the strike price discounted to the valuation date using a risk-free rate of 0.08% at issuance and 0.18% at May 17, 2012. As the shares which would be received upon settlement were unregistered, the Company applied a discount for lack of marketability of 10.27% at issuance and 1.67% at May 17, 2012 based on quantitative put models, adjusted to take into account qualitative factors, including the fact that the Company’s stock was publicly traded and the fact that there was no contractual restriction on the unregistered shares being registered.

The Company is authorized to issue 350,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized. As of September 30, 2012 and December 31, 2011, 199,767,463 and 131,522,945 shares of common stock, respectively, were issued and outstanding. Included in the common stock outstanding as of September 30, 2012 are 9,000,000 shares of common stock loaned to Bank of America under a share lending agreement in connection with the offering of the $100.0 million aggregate principal amount of 5.75% Senior Convertible Notes due 2015 (see Note 12 — Senior convertible notes). Bank of America is obligated to return the borrowed shares (or, in certain circumstances, the cash value thereof) to the Company on or about the 45th business day following the date as of which the entire principal amount of the notes ceases to be outstanding, subject to extension or acceleration in certain circumstances or early termination at Bank of America’s option. The Company did not receive any proceeds from the sale of the borrowed shares by Bank of America, but the Company did receive a nominal lending fee of $0.01 per share from Bank of America for the use of borrowed shares. As of September 30, 2012, the Company had not issued any shares of undesignated preferred stock.

9. Warrants

In connection with the sale of units in February 2012, the Company issued separable warrants exercisable for an aggregate of 21,562,500 shares of common stock which are exercisable at $2.40 per share and are exercisable any time prior to February 8, 2016. Warrants representing 60 shares of common stock have been exercised as of September 30, 2012.

In the first quarter of 2012, of the 21,562,500 shares underlying the warrants, 16,145,833 shares were recorded as equity as they met the criteria for equity classification under ASC 815-40 Derivatives and Hedging, Contracts in an Entity’s Own Stock. During the first quarter of 2012, the Company had determined that the remaining warrants exercisable for an aggregate of 5,416,667 shares required liability classification in accordance with ASC 480, Distinguishing Liabilities from Equity, as the Company did not have sufficient registered shares available at the time of issuance. The fair value of these shares was recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheet. The warrants would be reported as a liability until they are exercised, or at the time that the Company had sufficient registered shares available, at which time the warrants would be adjusted to fair value and reclassified from liabilities to stockholders’ equity. The warrants initially determined to require liability classification were recorded at fair value at issuance and adjusted to fair value at each reporting period until exercised or expiration. The fair value of the warrant liability at the date of issuance was $7.6 million and was estimated using the Black-Scholes option pricing model.

As of March 31, 2012 and June 30, 2012, the fair value of the warrant liability was $7.9 million and 4.9 million, respectively and was estimated using the Black-Scholes option pricing model. The Company recognized a loss of $284,000 and a gain of $3.0 million to reflect the fair value adjustment of the warrant liability for the three months ended March 31, 2012 and June 30, 2012, respectively.

During the course of preparing the financial statements as of and for the three months ended September 30, 2012, the Company determined that because the warrant contract contains a clause that explicitly states that the Company has no obligation to net cash settle the warrants if the Company is unable to issue and deliver the shares underlying the warrants, liability classification of the warrants was not appropriate at issuance, and the warrants initially determined to require liability classification should have been recorded as equity with no subsequent adjustments to the fair value of such instruments. Accordingly, as of and for the three months ended September 30, 2012, the Company recorded an adjustment to reverse the impact of applying liability classification for a portion of the warrants as of and for the three and six months ended March 31, 2012 and June 30, 2012. This out-of-period adjustment resulted in (i) a $2.7 million increase in other expense, which consisted of $0.3 million other expense recognized in the first quarter of 2012 and $3.0 million other income recognized in the second quarter of 2012, (ii) a $0.01 increase to Net loss per share applicable to common stockholders – basic and diluted , (iii) a $4.9 million decrease in warrant liability, and (iv) a $7.6 million increase to additional paid-in capital during the three months ended September 30, 2012. This adjustment was determined to be immaterial for all periods presented and for the periods ended March 31, 2012 and June 30, 2012.

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of the date hereof, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. In accordance with ASC 450 Contingencies, the Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

The Securities Action. Beginning January 31, 2011, several complaints were filed in the U.S. District Court for the Central District of California against us and four of our officers – Alfred E. Mann, Hakan S. Edstrom, Dr. Peter C. Richardson (a former officer) and Matthew J. Pfeffer – on behalf of certain purchasers of our common stock. The complaints include claims asserted under Sections 10(b) and 20(a) of the Exchange Act and have been brought as purported shareholder class actions. In general, the complaints allege that the defendants violated federal securities laws by making materially false and misleading statements regarding our business and prospects for AFREZZA, thereby artificially inflating the price of the Company’s common stock. The U.S. District Court for the Central District of California has consolidated the pending actions for all purposes and appointed lead counsel. The consolidated action is referred to as the Securities Action.

On July 23, 2012, the Company, while continuing to deny all allegations of wrongdoing or liability whatsoever arising out of the Securities Action, and without in any way admitting fault or liability, entered into a stipulation of settlement to resolve the Securities Action. The current and former officers and directors named as individual defendants in the consolidated lawsuits have also entered into the stipulation of settlement which remains subject to preliminary and final approval by the US. District Court.

Subject to final approval of the settlement by the U.S. District Court and notice to potential class members, and in exchange for a release of all claims by the class members, among others, and a dismissal of the consolidated lawsuits, the Company has agreed (i) to cause the Company’s insurers to pay class members and their attorneys a total of $16.0 million; and (ii) to issue class members and their attorneys 2,777,778 shares of the Company’s common stock. The Company has also agreed that if the consolidated closing bid price for the Company’s common stock is below $1.00 per share on the date the U.S. District Court enters an order of final judgment, then the Company will issue class members and their attorneys an additional 1,000,000 shares of its common stock. Following final approval of the settlement by the U.S. District Court, the shares will be issued pursuant to an exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended. On September 12, 2012, the U.S. District Court preliminarily approved the settlement and scheduled a final approval hearing for December 17, 2012.

The Derivative Actions. Beginning in February 2011, several shareholder derivative complaints were filed in the Superior Court of California for the County of Los Angeles and in the U.S. District Court for the Central District of California against all of the Company’s directors and certain of its officers. The complaints in the shareholder derivative actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the complaints allege that the defendants caused or allowed for the dissemination of materially false and misleading statements regarding its business and prospects for AFREZZA, thereby artificially inflating the price of its common stock. The Superior Court of California for the County of Los Angeles has consolidated the actions pending before it and appointed lead counsel. The consolidated state derivative actions are referred to as the State Derivative Action. The U.S. District Court for the Central District of California has also consolidated the derivative actions pending before it. The consolidated federal derivative actions are referred to as the Federal Derivative Action. The State Derivative Action and the Federal Derivative Action are collectively referred to as the Derivative Actions.

On August 3, 2012, the Company, while continuing to deny all allegations of wrongdoing or liability whatsoever arising out of the Derivative Actions and without in any way admitting fault or liability, entered into a stipulation of settlement to resolve the Derivative Action. Subject to preliminary and final approval of the settlement by the U.S. District Court and notice to shareholders, and in an exchange for a release of all claims by the plaintiffs, among others, and a dismissal of the Derivative Actions, the Company has agreed (i) to adopt certain corporate governance measures, (ii) to cause the Company’s insurers to pay the plaintiffs’ attorneys a total of $800,000, and (iii) to issue plaintiffs’ attorneys 225,000 shares of the Company’s common stock. Following final approval of the settlement by the U.S. District Court, the shares will be issued pursuant to an exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended. On September 12, 2012, the U.S. District Court preliminarily approved the settlement. A final approval hearing is scheduled for November 19, 2012.

As a result of settlement discussions with the plaintiffs taking place in the latter part of the quarter ended June 30, 2012 and entering into the stipulation of settlement for the Securities Action on July 23, 2012 and for the Derivative Action on August 3, 2012, the Company determined that the liabilities pertaining to both the securities and derivative lawsuits were probable as of June 30, 2012. The Company’s financial statements as of and for the three months ended June 30, 2012 reflect the following accruals:

(i)	Cash consideration. The Company recorded a current liability of $16.8 million under “Accrued expense and other current liabilities” and a corresponding current asset under “Prepaid expenses and other current asset” to reflect a receivable from the Company’s insurers. The Company has determined that the collectability of the receivable from the insurers is probable. The cash obligation resulted in no charge to the Company’s Condensed Consolidated Statements of Operations for the period.

(ii)	Stock consideration. The Company recorded a charge to “General and administrative” expenses and an estimated current liability under “Accrued expense and other current liabilities” of $7.7 million representing the estimated fair value of the 3,002,778 common shares to be issued in the aggregate subject to court approval.

(iii)	Additional stock consideration. The Company concluded that the contingent obligation to issue an additional 1,000,000 shares of its common stock, as defined in the stipulation of settlement agreement for the Securities Action, met the definition of a derivative instrument in accordance with ASC 815 Derivatives and Hedging. The Company estimated the fair value of the derivative instrument using the Monte Carlo simulation model to forecast the contingent obligation applying probabilities that the stock price will be lower than $1.00 based on the following assumptions: expected volatility of 60%, risk free interest rate of 0.16% and final judgment dates ranging from four to six months. As a result, the Company estimated the fair value of this contingent obligation to be immaterial.

As of September 30, 2012, the Company estimated the aggregate fair value of the stock consideration at $8.6 million and recognized an increase in the contingent liability of $901,000 during the quarter ended September 30, 2012. During the quarter ended September 30, 2012, the Company remeasured the additional stock consideration using the Monte Carlo simulation model to forecast the contingent obligation applying probabilities that the stock price will be lower than $1.00 based on the following assumptions: expected volatility of 54%, risk free interest rate of 0.1% and final judgment date on or before December 31, 2012. As a result, the Company estimated the fair value of this contingent obligation related to the additional stock consideration to be immaterial.

11. Related-party arrangements

In October 2007, the Company entered into a $350.0 million loan arrangement with its principal stockholder. In February 2009, the promissory note underlying the loan arrangement was revised as a result of the principal stockholder being licensed as a finance lender under the California Finance Lenders Law. Accordingly, the lender was revised to The Mann Group. Interest accrues on each outstanding advance at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum and is payable quarterly in arrears. The borrowing rate was 4.5% at both September 30, 2012 and December 31, 2011.

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

In August 2010, the Company amended and restated the promissory note to extend the maturity date from December 31, 2011 to December 31, 2012. In January 2012, the Company amended the note with The Mann Group to extend the maturity date from December 31, 2012 to March 31, 2013 and to extend the date through which the Company could continue to borrow under the amended terms of the note until September 30, 2012. Interest is payable on the first day of the calendar quarter following the calendar quarter in which an advance is made, or such other time as the Company and The Mann Group mutually agree. On May 9, 2012, the Company amended the note with The Mann Group to extend the maturity date of the $350.0 million loan arrangement from March 31, 2013 to July 1, 2013. Under the amended and restated promissory note, The Mann Group may require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If The Mann Group exercises this right, the Company will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances. On June 27, 2012, the Company amended the note with The Mann Group to allow accrued and unpaid interest that becomes due and payable under the note to be paid-in-kind and capitalized into new principal indebtedness upon agreement of the parties, and concurrently agreed to capitalize into new principal indebtedness an aggregate of approximately $11.9 million of accrued and unpaid interest due and payable as of June 27, 2012. The Mann Group agreed that the cancelled principal amount related to the common stock purchase agreement (see Note 8 – Common and preferred stock) would be permanently retired and not available for re-borrowing under the note. The amendment also extended the date through which the Company can borrow under the note to December 31, 2012. In October 2012, the Company amended and restated the promissory note to, among other things, extend the maturity date of the promissory note to January 1, 2014, extend the date through which the Company can borrow under the promissory note to September 30, 2013, and adjust the annual interest rate on all outstanding principal to the one year London Interbank Offered Rate (LIBOR) on December 31, 2012 plus 5%, effective beginning on January 1, 2013.

On February 8, 2012, the Company sold $86.3 million worth of units in an underwritten public offering, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock. Concurrent with this public offering, The Mann Group LLC purchased $77.2 million worth of restricted shares of common stock and on June 27, 2012, the Company completed the closing of the sale of 31,250,000 share of its common stock through the cancellation of outstanding indebtedness under the loan agreement (see Note 8 – Common and preferred stock).

The principal amount outstanding under the loan arrangement as of September 30, 2012, subsequent to the completion of the common stock purchase agreement was as follows (in thousands):

Principal amount outstanding at December 31, 2011	$277,203
Borrowings	11,250
Capitalization of accrued and unpaid interest due and payable as of June 27, 2012	11,876
Reduction of principal indebtedness related to the issuance of common stock pursuant to common stock purchase agreement completed on June 27, 2012	(77,187)

Principal amount outstanding at September 30, 2012	$223,142

As of September 30, 2012, the Company had accrued interest of $2.3 million related to the remaining principal outstanding and $21.9 million of available borrowings under the loan arrangement.

In October 2012, pursuant to a previously filed shelf registration statement, which the SEC declared effective on September 24, 2012, the Company sold shares of its common stock and offered warrants to purchase shares of its common stock in an underwritten public offering (see Note 14 – Subsequent events). Concurrent with the underwritten public offering, the Mann Group agreed to purchase $107.4 million worth of restricted shares of common stock and restricted warrants in exchange for cancellation of principal under the $350 million amended and restated promissory note. Principal indebtedness cancelled in connection with the amended and restated promissory note will become available for reborrowing by the Company. The closing is subject to stockholder approval of an increase of the Company’s authorized shares of common stock, as necessary for the potential new issuances to The Mann Group.

In addition, the Company amended and restated the promissory note to, among other things, extend the maturity date of the promissory note to January 1, 2014, extend the date through which the Company can borrow under the promissory note to September 30, 2013, and adjust the annual interest rate on all outstanding principal to the one year London Interbank Offered Rate (LIBOR) on December 31, 2012 plus 5%, effective beginning on January 1, 2013. The amendment to extend the maturity date to January 1, 2014 resulted in the Company classifying the note payable to related party as long-term as of September 30, 2012.

12. Senior convertible notes

Senior convertible notes consist of the following (in thousands):

	September 30 2012	December 31 2011
Notes due 2013 (due December 15, 2013)
Principal amount	$115,000	$115,000
Unaccreted debt issuance expense	(705)	(1,140)

Net carrying amount	114,295	113,860

Notes due 2015 (due August 15, 2015)
Principal amount	$100,000	$100,000
Unaccreted debt issuance expense	(2,622)	(3,218)

Net carrying amount	97, 378	96,782

Senior convertible notes	$211,673	$210,642

In August 2010, the Company completed a Rule 144A offering of $100.0 million aggregate principal amount of 5.75% Senior Convertible Notes due 2015. The Notes due 2015 are governed by the terms of an indenture dated as of August 24, 2010 (the “2015 Note Indenture”). The Notes due 2015 bear interest at the rate of 5.75% per year on the principal amount, payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011. As of September 30, 2012 and December 31, 2011, the Company had accrued interest of $735,000 and $2.2 million, respectively, related to the Notes due 2015. The Notes due 2015 are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the Notes due 2015 is August 15, 2015 and payment is due in full on that date for unconverted securities. Holders of the Notes due 2015 may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 147.0859 shares per $1,000 principal amount, which is equal to a conversion price of approximately $6.80 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes due 2015 converted in connection with a fundamental change by increasing the conversion rate on such Notes due 2015, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of Notes due 2015 will have the option to require the Company to repurchase all or any portion of such holder’s Notes due 2015 at a repurchase price of 100% of the principal amount of the Notes due 2015 to be repurchased plus accrued and unpaid interest, if any. The Company may elect to redeem some or all of the Notes due 2015 if the closing stock price has equaled 150% of the conversion price for at least 20 of the 30 consecutive trading days ending on the trading day before the Company’s redemption notice. The redemption price will equal 100% of the principal amount of the Notes due 2015 to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a make-whole payment equal to the sum of the present values of the remaining scheduled interest payments through and including August 15, 2015 (other than interest accrued up to, but excluding, the redemption date). The Company will be obligated to make the make-whole payment on all the Notes due 2015 called for redemption and converted during the period from the date the Company mailed the notice of redemption to and including the redemption date. The Company may elect to make the make-whole payment in cash or shares of its common stock, subject to certain limitations. Under the terms of the 2015 Note Indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the contract, including the make-whole shares, is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the contract period under existing commitments. The Company performed an analysis at the time of the offering of the Notes due 2015 and each reporting date since and has concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was in excess of the maximum number of shares that could be required to be delivered during the contract period under existing commitments, including the outstanding convertible notes, stock options, restricted stock units, warrants, and other potential common stock issuances. The Company incurred approximately $4.2 million in issuance costs which are recorded as an offset to the Notes due 2015 in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Notes due 2015.

In December 2006, the Company completed a registered offering of $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013. The Notes due 2013 are governed by the terms of an indenture dated as of November 1, 2006 and a First Supplemental Indenture, dated as of December 12, 2006 (the “2013 Note Indenture”). The Notes due 2013 bear interest at the rate of 3.75% per year on the principal amount, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2007. As of September 30, 2012 and December 31, 2011, the Company had accrued interest of $1.3 million and $192,000, respectively, related to the Notes due 2013. The Notes due 2013 are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the Notes due 2013 is December 15, 2013 and payment is due in full on that date for unconverted securities. Holders of the Notes due 2013 may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 44.5002 shares per $1,000 principal amount, which is equal to a conversion price of approximately $22.47 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the Notes due 2013 converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of Notes due 2013 will have the option to require the Company to repurchase all or any portion of such holder’s Notes at a repurchase price of 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any. Under the terms of the 2013 Note Indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the contract, including the make-whole shares, is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the contract period under existing commitments. The Company performed an analysis at the time of the offering of the Notes due 2013 and each reporting date since and has concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was in excess of the maximum number of shares that could be required to be delivered during the contract period under existing commitments, including the outstanding convertible notes, stock options, restricted stock units, warrants, and other potential common stock issuances.

The Company incurred approximately $3.7 million in issuance costs which are recorded as an offset to the Notes due 2013 in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the Notes due 2013.

Accretion of debt issuance costs in connection with the offerings of the Notes due 2015 and the Notes due 2013 during the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Accretion of debt issuance costs	$348	$329	$1,031	$973

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

14. Subsequent events

In October 2012, pursuant to a previously filed Shelf Registration, which was declared effective by the SEC on September 24, 2012, the Company sold in an underwritten public offering 40,000,000 shares of its common stock, together with warrants to purchase up to 30,000,000 shares of the Company’s common stock. In addition, the Company sold pursuant to the full exercise of an over-allotment option granted to the underwriters, an additional 6,000,000 shares of common stock , together with warrants to purchase up to an aggregate of 4,500,000 shares of common stock. All of the securities were sold together with a warrant for a combined purchase price of $2.00. The shares of common stock and warrants are immediately separable and were issued separately. Net proceeds from this offering were approximately $86.0 million (after deducting discounts and commissions to the underwriters and offering expenses), excluding any future proceeds from the exercise of the warrants. Each warrant entitles the holder to purchase 0.75 of a share of common stock. The warrants are exercisable at $2.60 per share and will expire 53 weeks from the date of the issuance.

Concurrent with the underwritten public offering, the Company entered into a Common Stock and Warrant Purchase agreement, in which the Company is required to issue and sell and The Mann Group is obligated to purchase 40,000,000 restricted shares of the Company’s common stock and 40,000,000 restricted warrants to purchase up to an aggregate of 30,000,000 restricted shares of the Company’s common stock in a separate private placement. The restricted shares will be sold to The Mann Group at $2.59 per share (the consolidated closing bid price of the Company’s common stock on October 17, 2012), and the restricted warrants will be sold to The Mann Group at $0.125 for each share of the Company’s common stock underlying the warrants, in exchange for cancellation of outstanding principal under the $350 million amended and restated promissory note with The Mann Group. The restricted shares and warrants will be sold to The Mann Group for an aggregate purchase price of $107.4 million. Principal indebtedness cancelled in connection with the amended and restated promissory note will become available for reborrowing by the Company Any purchase by The Mann Group would be expected to close following receipt of stockholder approval to increase the Company’s authorized shares of common stock as necessary for the potential new issuances to The Mann Group.

In addition, the Company amended and restated the promissory note to, among other things, extend the maturity date of the promissory note to January 1, 2014, extend the date through which the Company can borrow under the promissory note to September 30, 2013, and adjust the annual interest rate on all outstanding principal to the one year London Interbank Offered Rate (LIBOR) on December 31, 2012 plus 5%, effective beginning on January 1, 2013.

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

In January 2011, we received a second Complete Response letter in which the FDA requested that we conduct two clinical studies with the Dreamboat inhaler (one in patients with type 1 diabetes and one in patients with type 2 diabetes), with at least one trial including a treatment group using the MedTone inhaler in order to obtain a head-to-head comparison of the pulmonary safety data for the two devices. We are conducting these studies at sites in the United States, Eastern Europe and South America. We finished recruiting patients into study 171 in late September 2012 and finished recruiting patients into study 175 in early October 2012, putting these studies on a schedule estimated to be completed in the second quarter of 2013. Upon completion, we then would expect to submit the results to the FDA as an amendment to our NDA in the third quarter of 2013. However, the data collected from these clinical trials may not reach statistical significance or otherwise be sufficient to support an amendment to our NDA, or FDA approval. Moreover, there can be no assurance that we will satisfy all of the FDA’s requirements with these two clinical studies or that the FDA will ultimately find our proposed approach to these clinical studies acceptable. The FDA could also request that we conduct additional clinical studies beyond the currently planned studies in order to provide sufficient data for approval of AFREZZA.

We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of September 30, 2012, we have incurred a cumulative net loss of $2.1 billion and an accumulated stockholders’ deficit of $276.2 million. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities, convertible debt securities and borrowings under our related party loan. As discussed below in “Liquidity and Capital Resources,” this raises substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2012 and 2011

Revenues

We recognized revenue of $35,000 under a license agreement for the three months ended September 30, 2012 and no revenue for the three months ended September 30, 2011. We recognized revenue of $35,000 and $50,000 under license agreements for the nine months ended September 30, 2012 and 2011, respectively. We do not anticipate sales of any product prior to regulatory approval and commercialization of AFREZZA.

Research and Development Expenses

The following table provides a comparison of the research and development expense categories for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three months ended September 30,
	2012	2011	$ Change	% Change
Clinical	$12,248	$5,245	$7,003	133%
Manufacturing	9,735	13,917	(4,182)	(30%)
Research	1,721	2,528	(807)	(32%)
Research and development tax credit	(85)	(265)	180	(68%)
Stock-based compensation expense	1,834	1,707	127	7%

Research and development expenses	$25,453	$23,132	$2,321	10%

	Nine months ended September 30,
	2012	2011	$ Change	% Change
Clinical	$36,454	$17,870	$18,584	104%
Manufacturing	29,727	49,377	(19,650)	(40%)
Research	5,843	9,266	(3,423)	(37%)
Research and development tax credit	(270)	(522)	252	(48%)
Stock-based compensation expense	4,493	3,726	767	21%

Research and development expenses	$76,247	$79,717	$(3,470)	(4%)

Total research and development expenses for the three months ended September 30, 2012 increased, as compared to the three months ended September 30, 2011. In June 2011, we entered into a letter agreement with N.V. Organon, or Organon, now a subsidiary of Merck, to settle a dispute arising from us terminating our supply agreement with Organon. Pursuant to the letter agreement, we received two shipments of recombinant human insulin from Organon in exchange for payments totaling $16.0 million. During the second quarter of 2011 quarter, we had expensed $4.3 million for insulin received related to the first shipment and recorded a contract cancellation fee of $7.6 million. During the third quarter of 2011, we expensed the remaining $4.1 million for insulin received related to the second shipment. The increase in research and development expenses was primarily due to increased clinical trial related expenses of $7.0 million in connection with studies 171 and 175 which began enrollment in the latter part of 2011, partially offset by a non-recurring $4.1 million expense recorded in the third quarter of 2011 in connection with insulin received pursuant to the termination of our supply agreement with Organon and decreased salary related costs of $0.5 million as a result of non-recurring retention bonus expense incurred during the three months ended September 30, 2011.

Total research and development expenses for the nine months ended September 30, 2012 decreased as compared to the nine months ended September 30, 2011. In connection with the terminated insulin supply agreement, during the nine months ended September 30, 2011, we expensed $8.4 million for insulin received and recorded $7.6 million for a contract cancellation fee. The decrease in research and development expenses was primarily due to the non-recurring $16.0 million expense recorded during the nine months ended September 30, 2011 related to our termination of the supply agreement with Organon and receipt of insulin, decreased salary related expenses of $7.9 million due to the February 2011 restructuring as well as the positive effect of our cost cutting measures on operating expenses, partially offset by $20.2 million of increased clinical trial related expenses in connection with studies 171 and 175 being conducted in 2012.

We anticipate that our overall research and development expenses will increase in 2012 as a result of our ongoing clinical trials.

General and Administrative Expenses

The following table provides a comparison of the general and administrative expense categories for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three months ended September 30,
	2012	2011	$ Change	% Change
Salaries, employee related and other general expenses	$7,182	$8,027	$(845)	(10%)
Charge for litigation settlement	901	—	901
Stock-based compensation expense	1,986	1,614	372	23%

General and administrative expenses	$10,069	$9,641	$428	4%

	Nine months ended September 30,
	2012	2011	$ Change	% Change
Salaries, employee related and other general expenses	$23,337	$25,996	$(2,659)	(10%)
Charge for litigation settlement	8,648	—	8,648
Stock-based compensation expense	5,277	4,297	980	23%

General and administrative expenses	$37,262	$30,293	$6,969	23%

General and administrative expenses for the three months ended September 30, 2012 increased as compared to the same period in the prior year primarily due to an increase in the estimated charge for litigation settlement of $0.9 million and increased stock-based compensation expense of $0.4 million, offset in part by decreased salary related costs of $0.4 million as a result of non-recurring retention bonus expense incurred during the third quarter of 2011 and decreased professional fees of $0.4 million due to the resolution of litigation matters. For the nine months ended September 30, 2012 compared to the same period in the prior year, general and administrative expenses increased due to an estimated charge for litigation settlement of $8.6 million, increased stock-based compensation expense of $1.0 million resulting from special awards issued to employees, partially offset by decreased salary related costs of $2.9 million as a result of the February 2011 reduction in force.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2012 decreased by $2.7 million as compared to the same period in the prior year due to a $2.7 million adjustment recorded related to warrants (see Note 9 — Warrants). Other income (expense) for the nine months ended September 30, 2012 increased by $10.6 million as compared to the same period in the prior year primarily due to a $12.0 million gain recognized to reflect the adjustment in fair value of a forward purchase contract with a related party, partially offset by a realized loss of $1.3 million on foreign exchange hedging contracts recognized for the nine months ended September 30, 2011.

Interest Expense

Interest expense for the three months ended September 30, 2012 decreased by $0.6 million and increased by $0.7 million for the nine months ended September 30, 2012, as compared to the same periods in the prior year primarily due to the interest expense associated with additional principal drawn down on our note payable to our principal stockholder.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the sale of equity securities, convertible debt securities and borrowings under our related party note.

In October 2007, we entered into a $350.0 million loan arrangement with our principal stockholder. In February 2009, as a result of our principal stockholder being licensed as a finance lender under the California Finance Lenders Law, the promissory note underlying the loan arrangement was revised to reflect the lender as The Mann Group LLC, an entity controlled by our principal stockholder. Interest will accrue on each outstanding advance at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum and is payable quarterly in arrears. The borrowing rate was 4.5% at both September 30, 2012 and December 31, 2011.

In August 2010, we entered into a letter agreement confirming a previous commitment by The Mann Group to not require us to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require us to use its working capital resources. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the loan arrangement are unsecured. The loan arrangement contains no financial covenants. There are no warrants associated with the loan arrangement.

In August 2010, we amended and restated the existing promissory note evidencing the loan arrangement with The Mann Group to extend the maturity date from December 31, 2011 to December 31, 2012. In January 2012, we amended the note with The Mann Group to extend the maturity date from December 31, 2012 to March 31, 2013 and to extend the date through which we could continue to borrow under the amended terms of the note until September 30, 2012. Interest is payable on the first day of the calendar quarter following the calendar quarter in which an advance is made, or such other time as we mutually agree. On May 9, 2012, we amended the note with The Mann Group to extend the maturity date from March 31, 2013 to July 1, 2013. Under the amended and restated promissory note, The Mann Group can require us to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If The Mann Group exercises this right, we will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances (see discussion regarding letter agreement below). On June 27, 2012, we amended the note with The Mann Group to allow accrued and unpaid interest that becomes due and payable under the note to be paid-in-kind and capitalized into new principal indebtedness upon agreement of the parties, and concurrently agreed to capitalize into new principal indebtedness an aggregate of approximately $11.9 million of accrued and unpaid interest due and payable as of June 27, 2012. In addition, we and The Mann Group agreed that the cancelled principal amount related to the common stock purchase agreement as described below would be permanently retired and not available for re-borrowing under the note. The amendment also extended the date through which we can borrow under the note to December 31, 2012.

In October 2012, pursuant to a previously filed shelf registration statement, which the SEC declared effective on September 24, 2012, we sold shares of its common stock and offered warrants to purchase shares of its common stock in an underwritten public offering (see Note 14 – Subsequent events). Concurrent with the underwritten public offering, the Mann Group agreed to purchase $107.4 million worth of restricted shares of common stock and restricted warrants in exchange for cancellation of principal under the $350 million amended and restated promissory note. Principal indebtedness cancelled in connection with the amended and restated promissory note will become available for reborrowing by us. The closing is subject to stockholder approval of an increase of our authorized shares of common stock for the potential new issuances to The Mann Group.

In addition, we amended and restated the promissory note to, among other things, extend the maturity date of the promissory note to January 1, 2014, extend the date through which we can borrow under the promissory note to September 30, 2013, and adjust the annual interest rate on all outstanding principal to the one year London Interbank Offered Rate (LIBOR) on December 31, 2012 plus 5%, effective beginning on January 1, 2013. The amendment to extend the maturity date to January 1, 2014 resulted in us classifying the note payable to related party as long-term as of September 30, 2012.

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

On February 8, 2012, we sold $86.3 million worth of units in an underwritten public offering, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock, and reflects the full exercise of an over-allotment option granted to the underwriters. Net proceeds from this offering were approximately $80.6 million (excluding discounts and commissions to the underwriters and offering expenses), excluding any warrant exercises. Concurrent with this public offering, The Mann Group LLC agreed to purchase $77.2 million worth of restricted shares of common stock which were issued on June 27, 2012 in exchange for cancellation of principal indebtedness of $77.2 million. Concurrently with this closing, we capitalized into new principal indebtedness an aggregate of approximately $11.9 million of accrued and unpaid interest due and payable as of June 27, 2012.

In October 2012, pursuant to a previously filed Shelf Registration, which was declared effective by the SEC on September 24, 2012, we sold in an underwritten public offering 40,000,000 shares of its common stock, together with warrants to purchase up to 30,000,000 shares of our common stock. In addition, we sold pursuant to the full exercise of an over-allotment option granted to the underwriters, an additional 6,000,000 shares of common stock , together with warrants to purchase up to an aggregate of 4,500,000 shares of common stock. All of the securities were sold together with a warrant for a combined purchase price of $2.00. The shares of common stock and warrants are immediately separable and were issued separately. Net proceeds from this offering were approximately $86.0 million (after deducting discounts and commissions to the underwriters and offering expenses), excluding any future proceeds from the exercise of the warrants. Each warrant entitles the holder to purchase 0.75 of a share of common stock. The warrants are exercisable at $2.60 per share and will expire 53 weeks from the date of the issuance.

During the nine months ended September 30, 2012, we used $91.8 million of cash for our operations and had a net loss $117.6 million, of which $8.6 million consisted of non-cash charges such as depreciation and amortization, stock-based compensation, and the fair value adjustments of the forward purchase contract. Net loss during the same period also included $17.0 million of changes in assets and liabilities, which primarily consisted of changes in prepaid expenses and other current assets and accrued expenses and other current liabilities, which consisted primarily of a non-recurring litigation settlement accrual recorded during the nine months ended September 30, 2012 and an increase in the clinical trial accrual. By comparison, during the nine months ended September 30, 2011, we used $103.5 million of cash for our operations and had a net loss of $124.4 million, of which $20.1 million consisted of non-cash charges such as depreciation and amortization, and stock-based compensation. Net loss during the same period included $0.9 million of changes in assets and liabilities consisting primarily of increased accrued expenses and other current liabilities. Cash used for our operations for the nine months ended September 30, 2012 decreased by $11.7 million compared to cash used for our operations for the nine months ended September 30, 2011 due primarily to decreased salary related expenses due to the February 2011 restructuring, the termination of a supply agreement in 2011 offset by an increase in clinical trial related expenses in 2012. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of AFREZZA.

We used $0.5 million of cash for investing activities during the nine months ended September 30, 2012, compared to $2.8 million for the nine months ended September 30, 2011, primarily to purchase machinery and equipment to expand our manufacturing operations and our quality systems that support clinical trials for AFREZZA. Cash used in investing activities for the nine months ended September 30, 2012 decreased $2.3 million compared to the same period in prior year due to $3.8 million in proceeds received from the early termination of certificates of deposit that were previously held as collateral for foreign exchange hedging instruments during the nine months ended September 30, 2011 offset by $6.1 million in decreased purchases of machinery and equipment in the first nine months of 2012.

Our financing activities generated $91.3 million of cash for the nine months ended September 30, 2012, compared to $63.0 million for the same period in 2011. For the nine months ended September 30, 2012, cash from financing activities was primarily from $80.6 million related to the February 2012 issuance of common stock and warrants through the sale of 35,937,500 units, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock as well as the exercise of stock options. Additionally, we generated cash of $11.3 million from related party borrowings. For the nine months ended September 30, 2011, cash from financing activities was primarily from related party borrowings and the sale of common stock to Seaside during the first quarter of 2011 as well as the exercise of stock options.

As of September 30, 2012, we had $1.8 million in cash and cash equivalents and a $350,000 certificate of deposit held as collateral for commercial credit card program. We believe our existing cash resources, including the $21.9 million remaining available under our loan arrangement with The Mann Group, combined with proceeds received in October 2012 from the underwritten public offering, will be sufficient to fund our anticipated cash requirements at least into the third quarter of 2013. Accordingly, we will need to raise additional capital, either through the sale of equity or debt securities, the entry into a strategic business collaboration with a pharmaceutical or biotechnology company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, or an increase in the borrowings available under the loan arrangement with our related party, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. This raises substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2012 we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates impacting our short-term investment portfolio as well as the interest rate on our credit facility with The Mann Group. The interest rate on our credit facility with The Mann Group is a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum. Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments is entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. At September 30, 2012, we had a certificate of deposit of $350,000. We continue to utilize our $350.0 million credit facility to fund operations. As of September 30, 2012, the amount borrowed and outstanding under the credit facility was $223.1 million, with $21.9 million of available borrowings. The interest rate is fixed at the time of the draw. If interest rates were to increase from levels at September 30, 2012 we could experience a higher level of interest expense than assumed in our current operating plan.

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

Our chief executive officer and chief financial officer performed an evaluation under the supervision and with the participation of our management, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2012. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of the date hereof, the Company believes that the final disposition of currently pending matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. In accordance with ASC 450 Contingencies, the Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

The Securities Action. Beginning January 31, 2011, several complaints were filed in the U.S. District Court for the Central District of California against us and four of our officers – Alfred E. Mann, Hakan S. Edstrom, Dr. Peter C. Richardson (a former officer) and Matthew J. Pfeffer – on behalf of certain purchasers of our common stock. The complaints include claims asserted under Sections 10(b) and 20(a) of the Exchange Act and have been brought as purported shareholder class actions. In general, the complaints allege that the defendants violated federal securities laws by making materially false and misleading statements regarding our business and prospects for AFREZZA, thereby artificially inflating the price of our common stock. The U.S. District Court for the Central District of California has consolidated the pending actions for all purposes and appointed lead counsel. We refer to the consolidated federal securities actions as the Securities Action.

On July 23, 2012, the defendants, while continuing to deny all allegations of wrongdoing or liability whatsoever arising out of the Securities Action, and without in any way admitting fault or liability, entered into a stipulation of settlement to resolve the Securities Action. Subject to final approval of the settlement by the U.S. District Court and notice to potential class members, and in exchange for a release of all claims by the class members, among others, and a dismissal of the consolidated lawsuits, we have agreed (i) to cause our insurers to pay class members and their attorneys a total of $16.0 million; and (ii) to issue class members and their attorneys 2,777,778 shares of our common stock. We have also agreed that if the consolidated closing bid price for our common stock is below $1.00 per share on the date the U.S. District Court enters an order of final judgment, then we will issue class members and their attorneys an additional one million shares of our common stock. Following final approval of the settlement by the U.S. District Court, the shares will be issued pursuant to an exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended. On September 12, 2012, the U.S. District Court preliminarily approved the settlement and scheduled a final approval hearing for December 17, 2012.

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

On August 3, 2012, the defendants, while continuing to deny all allegations of wrongdoing or liability whatsoever arising out of the Derivative Action, and without in any way admitting fault or liability, entered into a stipulation of settlement to resolve the Derivative Action. Subject to final approval of the settlement by the U.S. District Court and notice to shareholders, and in an exchange for a release of all claims by the plaintiffs, among others, and a dismissal of the Derivative Actions, we have agreed (i) to adopt certain corporate governance measures, (ii) to cause our insurers to pay the plaintiffs’ attorneys a total of $800,000, and (iii) to issue plaintiffs’ attorneys 225,000 shares of our common stock. Following final approval of the settlement by the U.S. District Court, the shares will be issued pursuant to an exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended. On September 12, 2012, the U.S. District Court preliminarily approved the settlement. A final approval hearing is scheduled for November 19, 2012.

As a result of settlement discussions with the plaintiffs taking place in the latter part of the quarter ended June 30, 2012 and entering into the stipulation of settlement for Securities Action on July 23, 2012 and for the Derivative Action on August 3, 2012, the Company determined that the liabilities pertaining to both the securities and derivative lawsuits were probable as of September 30, 2012. The Company’s financial statements as of and for the three months ended June 30, 2012 reflect the following accruals:

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

As of September 30, 2012, the Company estimated the aggregate fair value of the stock consideration at $8.6 million and recognized an increase in the contingent liability of $901,000 during the quarter ended September 30, 2012. During the quarter ended September 30, 2012, the Company re-evaluated the additional stock consideration using the Monte Carlo simulation model to forecast the contingent obligation applying probabilities that the stock price will be lower than $1.00 based on the following assumptions: expected volatility of 54%, risk free interest rate of 0.1% and final judgment date on or before December 31, 2012. As a result, the Company estimated the fair value of this contingent obligation to be immaterial.

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

We have never been profitable or generated positive cash flow from operations and, as of September 30, 2012, we had incurred a cumulative net loss of $2.1 billion. The cumulative net loss has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates, including AFREZZA. This cumulative net loss may increase significantly as we continue development and clinical trial efforts.

Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of September 30, 2012, we had a stockholders’ deficit of $276.2 million. Our ability to achieve and sustain positive cash flow from operations and profitability depends upon obtaining regulatory approvals for and successfully commercializing AFREZZA, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates, and we may not receive them. We may not generate positive cash flow from operations or be profitable even if we succeed in commercializing any of our product candidates. As a result, we cannot be sure when we will generate positive cash flow from operations or become profitable, if at all.

We will be required to raise additional capital to fund our operations, and our inability to do so could raise substantial doubt about our ability to continue as a going concern.*

Based upon our current expectations, we believe that our existing capital resources in combination with proceeds received in October 2012 from the underwritten public offering, including the available borrowings under our loan arrangement with The Mann Group, as amended, will enable us to continue planned operations at least into the third quarter of 2013. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. We will need to raise additional funds, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, or an increase in the borrowings available under the loan arrangement with our related party, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. However, it may be difficult for us to raise additional funds through these planned measures. As of September 30, 2012, we had a stockholders’ deficit of $276.2 million which may raise concerns about our solvency and affect our ability to raise additional capital. The amount of additional funds we need will depend on a number of factors, including:

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

We use our Danbury, Connecticut facility to formulate AFREZZA inhalation powder, fill plastic cartridges with the powder, package the cartridges in blister packs, place the two blister packs into foil pouches We will utilize a contract packager to do the final kitting and cartoning of foil pouched blisters containing cartridges, as well as inhalers and the package insert. Although the Danbury facility has been qualified and undergone an inspection by the FDA in connection with our original NDA submission that sought approval of AFREZZA using our MedTone inhaler, we anticipate that our facility will need to undergo further inspection related to our ability to fill and package cartridges for the next-generation Dreamboat inhaler before we can be approved to distribute the manufactured products commercially. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. If we engage a third-party manufacturer, we would need to transfer our technology to that third-party manufacturer and gain FDA approval, potentially causing delays in product delivery. In addition, our third-party manufacturer may not perform as agreed or may terminate its agreement with us.

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

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted, subjected to post-grant challenge, and may also affect patent litigation. The USPTO is continuing to develop regulations and procedures to govern administration of the Leahy-Smith Act, and while many of the substantive changes to patent law associated with the Leahy-Smith Act have become effective, others with not take effect until one year or 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Interference proceedings brought by the United States Patent and Trademark Office, or USPTO, may be necessary to determine the priority of inventions with respect to our patent applications or those of our collaborators or licensors. Additionally, the Leahy-Smith Act has greatly expanded the options for post-grant review of patents that can be brought by third parties. Litigation, post-grant review, or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to our management. We may not be able, alone or with our collaborators and licensors, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States. We may not prevail in any litigation, post-grant review, or interference proceeding in which we are involved. Even if we do prevail, these proceedings can be very expensive and distract our management.

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

Biotechnology patents are numerous and may, at times, conflict with one another. As a result, it is not always clear to industry participants, including us, which patents cover the multitude of biotechnology product types. Ultimately, the courts must determine the scope of coverage afforded by a patent and the courts do not always arrive at uniform conclusions.

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

Our Chairman and Chief Executive Officer and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.*

At September 30, 2012, Mr. Mann beneficially owned 41.7% of our outstanding shares of capital stock, excluding the 21,562,440 shares of common stock that may be issued from time to time upon exercise of the warrants issued in the February 2012 offering. By virtue of his holdings, Mr. Mann may be able to continue to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.

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

The future sale of our common stock, the conversion of our senior convertible notes into common stock or the exercise of our warrants for common stock could negatively affect our stock price.*

As of September 30, 2012, we had 199,767,463 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock may decline. Likewise the issuance of additional shares of our common stock upon the conversion of some or all of our senior convertible notes, or upon the exercise of some or all of the warrants we issued in February 2012, could adversely affect the trading price of our common stock. In addition, the existence of these notes and warrants may encourage short selling of our common stock by market participants. Furthermore, if we were to include in a company-initiated registration statement shares held by our stockholders pursuant to the exercise of their registration rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

In addition, we will need to raise substantial additional capital in the future to fund our operations. If we raise additional funds by issuing equity securities or additional convertible debt, the market price of our common stock may decline and our existing stockholders may experience significant dilution.

We have reserved for future issuance substantially all of our authorized but unissued shares of common stock, which may impair our ability to conduct future financing and other transactions.*

Our certificate of incorporation currently authorizes us to issue up to 350,000,000 shares of common stock and 10,000,000 shares of preferred stock. We have reserved substantially all of our authorized but unissued shares for future issuance pursuant to outstanding equity awards, our equity plans, our 3.75% senior convertible notes due 2013, our 5.75% senior convertible notes due 2015, warrants with a term of four years expiring in February 2016, warrants with a term of 53 weeks expiring in October 2013 and the Common Stock and Warrant Purchase Agreement we entered into with The Mann Group concurrently with our October 2012 offering of common stock and warrants. As a result, our ability to issue shares of common stock other than pursuant to existing arrangements will be limited until such time, if ever, that we are able to amend our certificate of incorporation to further increase our authorized shares of common stock or shares currently reserved for issuance otherwise become available (for example, due to the termination of the underlying agreement to issue the shares). If we propose to amend our certificate of incorporation to increase our authorized shares of common stock, such a proposal would require the approval of the holders of a majority of our outstanding shares of common stock, and we cannot assure you that such a proposal would be adopted. If such proposal were not adopted by our stockholders, we would be unable to complete the issuances of common stock and warrants to The Mann Group or enter into new arrangements to issue shares of our common stock or other securities convertible into or exercisable for shares of our common stock.

If we are unable to enter into new arrangements to issue shares of our common stock or securities convertible into or exercisable for shares of our common stock, our ability to complete equity-based financings or other transactions that involve the potential issuance of our common stock or securities convertible or exercisable into our common stock, will be limited. In lieu of issuing common stock or securities convertible into our common stock in any future equity financing transactions, we may need to issue some or all of our authorized but unissued shares of preferred stock, which would likely have superior rights, preferences and privileges to those of our common stock, or we may need to issue debt that is not convertible into shares of our common stock, which may require us to grant security interests in our assets and property and/or impose covenants upon us that restrict our business. If we are unable to issue additional shares of common stock or securities convertible or exercisable into our common stock, our ability to enter into strategic transactions such as acquisitions of companies or technologies, may also be limited. If we are unable to complete financing, strategic or other transactions due to our inability to issue additional shares of common stock or securities convertible or exercisable into our common stock, our financial condition and business prospects may be materially harmed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

On January 1, 2012, we adopted 201-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05) which requires presentation of the components of net income (loss) and other comprehensive income (loss) either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The following presents the retrospective application of ASU 2011-05 for each of the three years ended December 31:

Consolidated Statements of Comprehensive Loss

MannKind Corporation and Subsidiaries

Thousands, for the Three Years Ended December 31,	2011	2010	2009
Net loss	$(160,804)	$(170,560)	$(220,104)
Other comprehensive loss:
Cumulative translation (loss) gain	(3)	(6)	5
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	(27)	(361)	(581)
Less: reclassification adjustment for gains (losses) included in net loss	0	0	0
Net unrealized (loss) gain on investments	(27)	(361)	(581)

Comprehensive loss	$(160,834)	$(170,927)	$(220,680)

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.4(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.4(10)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.5(5)	Amended and Restated Bylaws.

4.1(6)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated November 1, 2006.

4.2(7)	First Supplemental Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated December 12, 2006.

4.3(7)	Form of 3.75% Senior Convertible Note due 2013.

4.4(1)	Form of common stock certificate.

4.5(1)	Registration Rights Agreement, dated October 15, 1998, by and among CTL ImmunoTherapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended.

4.6(8)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated August 24, 2010.

4.7(8)	Form of 5.75% Senior Convertible Note due 2015.

4.8(9)	Form of Warrant to Purchase Common Stock issued February 8, 2012.

4.9(11)	Form of Warrant to Purchase Common Stock issued October 23, 2012 and October 30, 2012.

10.1(11)	Common Stock and Warrant Purchase Agreement dated October 18, 2012 by and between MannKind and The Mann Group LLC.

10.2(11)	Amended and Restated Promissory Note, dated October 18, 2012, made by MannKind in favor of The Mann Group LLC.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

(1)	Incorporated by reference to MannKind’s registration statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended.
(2)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 9, 2007.
(3)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 2, 2010.

(4)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 4, 2011.
(5)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on November 19, 2007.
(6)	Incorporated by reference to MannKind’s registration statement on Form S-3 (File No. 333-138373), filed with the SEC on November 2, 2006.
(7)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on December 12, 2006.
(8)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on August 24, 2010.
(9)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on February 6, 2012.
(10)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on May 22, 2012.
(11)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on October 19, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2012	MANNKIND CORPORATION

	By:	/s/ MATTHEW J. PFEFFER
Matthew J. Pfeffer
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)