Form 10-K
period 2012-12-31
MANNKIND CORP
filed 2013-03-18
CIK 899460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

As of June 29, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Global Market, was approximately $264,556,791.

As of March 13, 2013, there were 289,350,125 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, or the Proxy Statement, for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K.

MANNKIND CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2012

Forward-Looking Statements

Statements in this report that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, statements about: the progress or success of our research, development and clinical programs, including the application for and receipt of regulatory clearances and approvals, and the timing or success of the commercialization of AFREZZA, if approved, or any other products or therapies that we may develop; our ability to market, commercialize and achieve market acceptance for AFREZZA, or any other products or therapies that we may develop; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; our estimates for future performance; our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing; and scientific studies and the conclusions we draw from them. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. These statements are only predictions or conclusions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” and elsewhere in this report. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

AFREZZA®, MedTone®, Dreamboat® and Technosphere® are our trademarks in the United States. We have also applied for or have registered company trademarks in other jurisdictions, including Europe and Japan. This document also contains trademarks and service marks of other companies that are the property of their respective owners.

PART I

Item 1. Business

Unless the context requires otherwise, the words “MannKind,” “we,” “company,” “us” and “our” refer to MannKind Corporation and its subsidiaries. Unless explicitly stated otherwise, AFREZZA refers to the combination of AFREZZA inhalation powder and the AFREZZA inhaler.

MannKind Corporation is a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes. Our lead product candidate, AFREZZA (insulin human [rDNA origin]) inhalation powder, is an ultra rapid-acting insulin that is in late-stage clinical investigation for the treatment of adults with type 1 or type 2 diabetes for the control of hyperglycemia. Diabetes is a significant health concern. According to the Centers for Disease Control and Prevention, in the United States in 2011, approximately 25.8 million people had diabetes and if current trends continue, one in three adults in the United States is expected to have diabetes by 2050. The International Diabetes Federation has estimated that approximately 366 million people have diabetes today and approximately 552 million people will have diabetes by 2030.

PRODUCT CANDIDATES

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

The AFREZZA inhalation powder is centered on a class of pH-sensitive organic molecules that self-assemble into small particles under acidic conditions. We refer to these particles as Technosphere particles. Certain drugs, such as insulin, can be loaded onto these particles by combining an acidic solution of the drug with a suspension of Technosphere material, which is then dried to powder form. This powder is then filled into plastic cartridges and packaged. To administer AFREZZA inhalation powder, a patient loads a cartridge into our inhaler. By inhaling through this device, air is pulled through the cartridge, which aerosolizes the powder and pulls the particles into the air current and out through the mouthpiece. The individual particles within this aerosol are small and have aerodynamic properties that enable them to fly efficiently deep into the lungs. When the particles contact the moist lung surface with its neutral pH, the Technosphere particles dissolve immediately, releasing the insulin molecules to diffuse across a thin layer of cells into the bloodstream. We believe that the insulin absorption step is a passive process that occurs without any active assistance or enhancement and without disruption of either cell membranes or the tight junctions between cells.

The AFREZZA clinical development program was designed to demonstrate that the efficacy of insulin administered as AFREZZA inhalation powder is comparable to the most effective standard of care – rapid-acting insulin analogs – as measured by the reduction in levels of glycosylated hemoglobin, or A1c, which is a measure of average blood glucose. We have also demonstrated that the comparable reductions in A1c seen with AFREZZA powder are associated with a lower risk of hypoglycemia for both subjects with type 1 and type 2 diabetes. For example:

•

In a completed Phase 3 clinical study, insulin-dependent subjects with type 2 diabetes were randomized to either injected premixed insulin or mealtime AFREZZA in combination with insulin glargine (an injected basal insulin). This study demonstrated that the reduction in A1c levels over 52 weeks of therapy with the combination of AFREZZA and insulin glargine was non-inferior to premixed insulin. Moreover, the combination of AFREZZA and insulin glargine achieved these results with significantly less hypoglycemia and weight gain than the premixed treatment group. These differences in rates of hypoglycemia and weight gain were not due to differences in glycemic control.

•

In a completed Phase 3 clinical study involving subjects with type 1 diabetes, we compared the efficacy and safety of AFREZZA in combination with insulin glargine versus insulin lispro (an injected rapid-acting analog) in combination with insulin glargine over a 16-week treatment period. The results of this study demonstrated that AFREZZA in combination with insulin glargine is non-inferior to insulin lispro in combination with insulin glargine. The subjects treated with AFREZZA in combination with insulin glargine also had significantly lower rates of total and mild or moderate hypoglycemia than the insulin lispro-treated group. This difference in the rates of hypoglycemia was not due to differences in glycemic control.

There are no assurances, however, that the US Food and Drug Administration, or FDA, will agree that the advantages of AFREZZA shown in these studies are sufficient to support approval or will otherwise be included in final product labeling or advertising.

To date, our clinical trials have indicated that AFREZZA has a favorable safety profile. The most common adverse event associated with AFREZZA therapy was a transient, mild and non-productive cough, which occurred early in about 25-30% of subjects and diminished within the first few weeks after initiation of AFREZZA therapy. The occurrence of mild cough is well recognized with inhaled medications. In our studies, the number of subjects withdrawing due to cough was very low: 3.2% of subjects with type 1 diabetes and 2.6% of subjects with type 2 diabetes.

After a two-year Phase 3 safety trial of AFREZZA, we determined that the use of AFREZZA in patients with diabetes was non-inferior to traditional diabetes care with respect to a decline in FEV1, a measure of lung function that assesses the volume of air that can be forcibly expired within one second. Similar results were obtained for other measures of lung function.

Our clinical trials for AFREZZA have not demonstrated an increased risk of pulmonary cancer. In addition, we conducted comprehensive nonclinical studies of AFREZZA and unloaded Technosphere particles, including a two-year rat carcinogenicity study and a six-month transgenic mouse study. These studies indicated that there was no increased risk of cancer, or any other pathological effects.

Our completed Phase 3 clinical studies utilized our first-generation inhaler, known as MedTone. As part of ongoing development activities, we developed a next-generation inhaler, known as Dreamboat. Both the MedTone and Dreamboat devices are breath-powered, re-usable, high resistance inhalers that rely on air flow to empty the cartridge and deagglomerate the powder, but the Dreamboat inhalation system incorporates cosmetic improvements and removes non-essential elements. The resulting device is smaller, can be operated in fewer steps, requires only one inhalation per cartridge, and needs no cleaning because it is replaced after 15 days of use. The same AFREZZA powder is used in both the MedTone and Dreamboat inhalation systems.

In March 2009, we submitted a new drug application, or NDA, for AFREZZA to the FDA, in which we sought approval of the product with the MedTone inhaler. In March 2010, we received a Complete Response letter from the FDA that requested additional information about the clinical utility of AFREZZA and about the commercial version of the MedTone inhaler. After meeting with the FDA in June 2010, we determined that the best way to address the agency’s inhaler-related questions was to submit information regarding the bioequivalence of the MedTone inhaler and the Dreamboat inhaler, the latter of which had by that time become our preferred device from a clinical and commercial perspective. In June 2010, we submitted to the FDA the available bioequivalency data for the two devices along with additional evidence of efficacy of AFREZZA as part of our response to the 2010 Complete Response letter.

In January 2011, we received a second Complete Response letter in which the FDA requested that we conduct two clinical studies with the Dreamboat inhaler (one in patients with type 1 diabetes and one in patients with type 2 diabetes), with at least one trial including a treatment group using the MedTone inhaler in order to obtain a head-to-head comparison of the pulmonary safety data for the two devices. Over the next eight months, we participated in a number of written and verbal exchanges with the FDA in order to clarify the FDA’s requirements for approval of AFREZZA, culminating in an in-person meeting in August 2011 in which we confirmed with the FDA the designs of the two requested studies.

The study in patients with type 1 diabetes, known as study 171, is an open-label study in which all patients are first optimized on their basal insulin regimen before being randomized to one of three arms: a control arm, in which patients utilize an injected insulin analog at mealtimes; or one of two AFREZZA arms, one for our MedTone device and one for our Dreamboat device. After the mealtime insulin is titrated, there is a 12-week observation period on relatively stable doses of the mealtime insulin to assess A1c levels. The primary endpoint of study 171 is to show non-inferiority of the change in A1c levels in the Dreamboat group compared to the injected insulin analog group. The inclusion of two AFREZZA arms will permit us to perform a head-to-head comparison of the pulmonary safety data for the two devices, which we anticipate will provide a bridge to the extensive safety data that we collected in our earlier clinical studies that were conducted using the MedTone inhaler.

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

We are conducting these clinical studies at sites in the United States, Eastern Europe and South America. We finished recruiting patients in early October 2012 and expect to complete the studies in the second quarter of 2013. Upon completion, we expect to submit the results of these studies to the FDA as an amendment to our NDA during the fourth quarter of 2013. However, the data collected from these clinical trials may not reach statistical significance or may not otherwise be sufficient to support an amendment to our NDA, or FDA approval. Moreover, there can be no assurance that we will satisfy all of the FDA’s requirements with these two clinical studies or that the FDA will ultimately find our proposed approach to these clinical studies acceptable. The FDA could also request that we conduct additional clinical studies beyond studies 171 and 175 in order to provide sufficient data for approval of AFREZZA.

Other Product Opportunities

AFREZZA utilizes our proprietary Technosphere formulation technology; however, this technology is not limited to insulin delivery. We believe it represents a versatile drug delivery platform that may allow pulmonary administration of certain drugs that currently require administration by injection. Beyond convenience, we believe the key advantage of drugs inhaled as Technosphere formulations is that they can be absorbed very rapidly into the arterial circulation, essentially mimicking intra-arterial administration. Currently, we are actively working with several parties to assess the feasibility of formulating different active ingredients on Technosphere particles. Additionally, our inhaler technology has the potential to be utilized for the administration of dry powder formulations for various other applications.

Prior to the receipt of the Complete Response letters relating to AFREZZA, we had additional development programs aimed at developing products for treating different forms of cancer. During 2012, we out-licensed two of these programs and conducted only a limited amount of research with respect to a third program. Given our current resource constraints, we do not expect to allocate any significant funds to oncology product development activities for at least the next year.

OUR STRATEGY

The following are key elements of our strategy:

Complete the requested clinical studies and gain FDA approval of AFREZZA. We finished recruiting patients in early October 2012 and expect to complete the studies in the second quarter of 2013. Upon completion, we expect to submit the results to the FDA as an amendment to our NDA during the fourth quarter of 2013.

Seek a development and commercialization partner for AFREZZA. We intend to pursue potential collaboration opportunities with large pharmaceutical companies in the United States, Europe and elsewhere in order to provide the financial and operational resources to develop, commercialize, market and sell AFREZZA. We have not yet licensed or transferred any of our rights to this product or to our platform technology.

Capitalize on our proprietary Technosphere and inhaler technology for the delivery of active pharmaceutical ingredients. We are actively exploring opportunities to out-license our proprietary Technosphere formulation technology. We believe that Technosphere formulations of active pharmaceutical ingredients have the potential to demonstrate clinical advantages over existing therapeutic options in a variety of therapeutic areas. Additionally, our inhaler technology has the potential to be utilized for the administration of dry powder formulations for various other applications.

SALES AND MARKETING

Our efforts to date have primarily been directed at developing pharmaceutical products for a number of different markets. We currently have no sales or distribution capabilities and have no experience as a company in marketing or selling pharmaceutical products. However, we have built a small marketing team and are engaged in the planning and market research activities that we believe would typically be undertaken to support the late-stage development of a pharmaceutical product.

In order to commercially market any of our product candidates, we would either need to develop an internal sales team and continue to expand our marketing infrastructure or collaborate with third parties who have greater sales and marketing capabilities and have access to potentially large markets. Although we believe that establishing our own sales and marketing organization in North America would have substantial advantages, we recognize that this may not be practical for some of our product candidates and that collaborating with companies with established sales and marketing capabilities in a particular market or markets may be a more effective alternative for some products. To date, we have retained worldwide commercialization rights for all of our Technosphere-based product candidates, including AFREZZA. We intend to pursue potential collaboration opportunities to assist us in the commercialization of AFREZZA in the United States and other major markets.

MANUFACTURING AND SUPPLY

We formulate and fill the AFREZZA inhalation powder into plastic cartridges and blister package the cartridges in our Danbury, Connecticut facility. We believe that our Danbury facility has enough capacity to satisfy the initial commercial demand for AFREZZA, if approved, although the facility includes expansion space that can allow production capacity to be increased based on anticipated needs during the initial years of commercialization. The quality management systems of our facility were certified to be in conformance with the ISO 13485 and ISO 9001 standards. In addition, our facility underwent a successful pre-approval inspection by the FDA during the fall of 2009. A portion of this pre-approval inspection was related to our ability to fill and package cartridges for the MedTone inhaler. We anticipate that our facility will need to undergo another successful pre-approval inspection related to our ability to fill and package cartridges for our Dreamboat inhaler before the FDA will approve the NDA for AFREZZA.

Currently, our insulin inventory is from two sources. Between November 2007 and July 2011, we received a quantity of insulin pursuant to an insulin supply agreement with N.V. Organon, a subsidiary of Merck & Co., Inc. In June 2009, we acquired a quantity of bulk insulin from Pfizer Manufacturing Frankfurt GmbH, a subsidiary of Pfizer Inc., as well as Pfizer’s rights under a license to manufacture insulin for pulmonary delivery. In addition, we acquired an option to purchase from Pfizer additional insulin inventory, in whole or in part, at a specified price, to the extent it remains available. Once we have used our existing supply of insulin, we will need to secure additional insulin from market sources.

The contract manufacturer that has been producing our clinical supplies of the Dreamboat inhaler and the corresponding cartridges is currently performing qualification of the various cartridge and inhaler molds for commercial purposes. We may also seek to qualify an additional vendor.

Currently, we purchase the raw material from which we produce Technosphere particles from a major chemical manufacturer with facilities in Europe and North America. We also have the capability of manufacturing this chemical ourselves in our Danbury facility, which we intend to use as a back-up facility. Like us, our third-party manufacturers are subject to extensive governmental regulation. We rely on our manufacturers to comply with relevant regulatory requirements, including compliance with Quality System Regulations, or QSRs.

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

Our Technosphere drug delivery platform, including AFREZZA, enjoys patent protection relating to the particles, their manufacture, and their use for pulmonary delivery of drugs. We have additional patent coverage relating to the treatment of diabetes using AFREZZA. We have been granted patent coverage for our inhaler and cartridges in the form in which we expect our insulin product to be sold to the consumer, if and when approved by the FDA. We have additional pending patent applications, and expect to file further applications, relating to the drug delivery platform, methods of manufacture, the AFREZZA product and its use, and other Technosphere-based products, inhalers and inhaler cartridges. Overall, AFREZZA is protected by over 300 issued patents, and we also have over 300 pending applications in the United States and selected jurisdictions around the world related to our Technosphere platform. These include composition and method of treatment patents providing protection for AFREZZA that have terms extending into 2020 and 2031. In addition, patents providing protection for our inhaler and cartridges have terms extending into 2023 and 2030, and we have certain treatment claims that have terms extending into 2026 and 2029.

The field of pulmonary drug delivery is crowded and a substantial number of patents have been issued in these fields. In addition, because patent positions can be highly uncertain and frequently involve complex legal and factual questions, the breadth of claims obtained in any application or the enforceability of issued patents cannot be confidently predicted. Further, there can be substantial delays in commercializing pharmaceutical products, which can partially consume the statutory period of exclusivity through patents.

In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, either in the United States or abroad. Statutory differences in patentable subject matter may limit the protection we can obtain on some of our inventions outside of the United States. For example, methods of treating humans are not patentable in many countries outside of the United States. These and other issues may limit the patent protection we are able to secure internationally. Consequently, we do not know whether any of our pending or future patent applications will result in the issuance of patents or, to the extent patents have been issued or will be issued, whether these patents will be subjected to further proceedings limiting their scope, will provide significant proprietary protection or competitive advantage, or will be circumvented or invalidated. Furthermore, patents already issued to us or our pending applications may become subject to disputes that could be resolved against us. In addition, in certain countries, including the United States, applications are generally published 18 months after the application’s priority date. In any event, because publication of discoveries in scientific or patent literature often trails behind actual discoveries, we cannot be certain that we were the first inventor of the subject matter covered by our pending patent applications or that we were the first to file patent applications on such inventions.

Although we own a number of domestic and foreign patents and patent applications relating to our Technosphere-based investigational products, we have identified certain third-party patents having claims relating to pulmonary insulin delivery that may trigger an allegation of infringement upon the commercial manufacture and sale of AFREZZA. We believe that we are not infringing any valid claims of any patent owned by a third party. However, if a court were to determine that our inhaled insulin product was infringing any of these patent rights, we would have to establish with the court that these patents were invalid in order to avoid legal liability for infringement of these patents. Proving patent invalidity can be difficult because issued patents are presumed valid. Therefore, in the event that we are unable to prevail in an infringement or invalidity action we will either have to acquire the third-party patents outright or seek a royalty-bearing license. Royalty-bearing licenses effectively increase costs and therefore may materially affect product profitability. Furthermore, if the patent holder refuses to either assign or license us the infringed patents, it may be necessary to cease manufacturing the product entirely and/or design around the patents. In either event, our business would be harmed and our profitability could be materially adversely impacted. If third parties file patent applications, or are issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the United States Patent and Trademark Office, or USPTO, to determine priority of invention. We may be required to participate in interference proceedings involving our issued patents and pending applications.

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

COMPETITION

The pharmaceutical and biotechnology industries are highly competitive and characterized by rapidly evolving technology and intense research and development efforts. We expect to compete with companies, including major international pharmaceutical companies, and other institutions that have substantially greater financial, research and development, marketing and sales capabilities and have substantially greater experience in undertaking preclinical and clinical testing of products, obtaining regulatory approvals and marketing and selling biopharmaceutical products. We will face competition based on, among other things, product efficacy and safety, the timing and scope of regulatory approvals, product ease of use and price.

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

Rapid-acting (Injected) Insulin

Currently, there is no approved insulin product that is absorbed into the bloodstream as rapidly as AFREZZA, i.e., reaching peak levels within 12 to 14 minutes after administration. There are several formulations of “rapid-acting” insulin analogs that claim to reach peak insulin levels within 30 to 90 minutes after injection. The principal products in this category are Humalog®, which was developed by Eli Lilly & Company, or Lilly, NovoLog®, which was developed by Novo Nordisk A/S, or Novo Nordisk, and Apidra®, which was developed by Sanofi.

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

Biodel, Inc. is developing ultra-rapid acting insulin formulations, one of which has advanced to a Phase 2 clinical trial.

Inhaled Insulin Delivery Systems

In January 2006, Exubera®, developed by Pfizer in collaboration with Nektar Therapeutics, Inc., was approved for the treatment of adults with type 1 and type 2 diabetes. Exubera® was slow to gain market acceptance and, in October 2007, Pfizer announced that it was discontinuing the product. In September 2008, we announced a collaboration agreement with Pfizer pursuant to which certain patients with a continuing medical need for inhaled insulin were transitioned to AFREZZA on a compassionate use basis. Pfizer subsequently withdrew the NDA for Exubera from the FDA.

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

In January 2011, Dance Pharmaceuticals, Inc. announced that it would pursue development of an inhaled insulin product based on aerosol technology licensed to Dance Pharmaceuticals by Aerogen Ltd.

Non-insulin Medications

We expect that AFREZZA, if approved, will compete with currently available non-insulin medication products for type 2 diabetes. These products include the following:

•	GLP-1 agonists, such as exenatide or liraglutide, which mimic a naturally occurring hormone that stimulates the pancreas to secrete insulin when blood glucose levels are high.

•	Inhibitors of dipeptidyl peptidase IV, such as sitagliptin or saxagliptin, are a class of drugs that work by blocking the enzyme that normally degrades GLP-1.

•	Sulfonylureas and meglitinides, which are classes of drugs that act on the pancreatic cells to stimulate the secretion of insulin.

•	Thiazolidinediones, such as pioglitizone, and biguanides, such as metformin, which lower blood glucose by improving the sensitivity of cells to insulin, or diminishing insulin resistance.

•	Alpha-glucosidase inhibitors, which lower the amount of glucose absorbed from the intestines, thereby reducing the rise in blood glucose that occurs after a meal.

•

SGLT-2 inhibitors, which are a new class of medications that lower blood glucose by increasing glucose excretion in urine. Examples include dapagliflozin, which was recently approved in Europe but not in the United States and canagliflozin, which is currently under review by the FDA.

GOVERNMENT REGULATION AND PRODUCT APPROVAL

The FDA and comparable regulatory agencies in state, local and foreign jurisdictions impose substantial requirements upon the clinical development, manufacture and marketing of medical devices and new drug and biologic products. These agencies, through regulations that implement the Federal Food, Drug, and Cosmetic Act, as amended, or FDCA, and other regulations, regulate research and development activities and the development, testing, manufacture, labeling, storage, shipping, approval, recordkeeping, advertising, promotion, sale and distribution of such products. In addition, if any of our subsequently approved products are marketed abroad, they will also be subject to export requirements and to regulation by foreign governments. The regulatory approval process is generally lengthy, expensive and uncertain. Failure to comply with applicable FDA and other regulatory requirements can result in sanctions being imposed on us or the manufacturers of our products, including hold letters on clinical research, civil or criminal fines or other penalties, product recalls, or seizures, or total or partial suspension of production or injunctions, refusals to permit products to be imported into or exported out of the United States, refusals of the FDA to grant approval of drugs or to allow us to enter into government supply contracts, withdrawals of previously approved marketing applications and criminal prosecutions.

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

•

Submission to the FDA of an NDA, or a Biologics License Application, or BLA, based on the clinical trials. The results of product development, preclinical studies, and clinical trials are submitted to the FDA in the form of an NDA or BLA for approval of the marketing and commercial shipment of the product. Under the Pediatric Research Equity Act, NDAs are required to include an assessment, generally based on clinical study data, of the safety and efficacy of drugs for all relevant pediatric populations. The statute provides for waivers or deferrals in certain situations but we can make no assurances that such situations will apply to us or our product candidates.

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

Product development and approval within this regulatory framework may take a number of years, involve the expenditure of substantial resources and are uncertain. Many drug products ultimately do not reach the market because they are not found to be safe or effective or cannot meet the FDA’s other regulatory requirements. In addition, there can be no assurance that the current regulatory framework will not change or that additional regulation will not arise at any stage of our product development that may affect approval, delay the submission or review of an application or require additional expenditures by us. There can be no assurance that we will be able to obtain necessary regulatory clearances or approvals on a timely basis, if at all, for any of our product candidates under development, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business and results of operations.

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

Moreover, if our product candidates are approved by the FDA, government coverage and reimbursement policies will both directly and indirectly affect our ability to successfully commercialize our product candidates, and such coverage and reimbursement policies will be affected by future healthcare reform measures. Government health administration authorities, private health insurers and other organizations generally decide which drugs they will pay for and establish reimbursement levels for healthcare. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

The United States and some foreign jurisdictions have enacted or are considering a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including, most recently, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, enacted in March 2010.

Further, if a drug product is reimbursed by Medicare, Medicaid or other federal or state healthcare programs, we, including our sales, marketing and scientific/educational grant programs must comply with the False Claims Act, as amended, the federal Anti-Kickback Statute, as amended, and similar state laws. If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Medicare Prescription Drug Improvement and Modernization Act of 2003. Additionally, PPACA substantially changes the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, PPACA establishes: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. In the future, there may continue to be additional proposals relating to the reform of the U.S. health care system, some of which could further limit the prices we are able to charge for our products, or the amounts of reimbursement available for our products. If drug products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

We may incur significant costs to comply with these laws and regulations now or in the future. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion of products from reimbursement under government programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

RESEARCH AND DEVELOPMENT EXPENSES; LONG-LIVED ASSETS

A significant portion of our operating expenses relates to research and development. Our research and development expenses totaled $112.3 million, $100.0 million and $101.5 million for the years ended December 31, 2010, 2011 and 2012, respectively.

Our long-lived assets located in the United States totaled $202.4 million, $193.0 million and $184.0 million as of December 31, 2010, 2011 and 2012, respectively.

EMPLOYEES

As of December 31, 2012, we had 246 full-time employees. Ten of these employees were engaged in basic research and development, 93 in manufacturing, 81 in clinical research and development, regulatory affairs and quality assurance and 62 in administration, finance, management, information systems, marketing, corporate development and human resources. 33 of these employees had a Ph.D. degree and/or M.D. degree and were engaged in activities relating to research and development, manufacturing, quality assurance and business development.

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

SCIENTIFIC ADVISORS

We seek advice from a number of leading scientists and physicians on scientific, technical and medical matters. These advisors are leading scientists in the areas of pharmacology, chemistry, immunology and biology. Our scientific advisors are consulted regularly to assess, among other things:

•	our research and development programs;

•	the design and implementation of our clinical programs;

•	our patent and publication strategies;

•	market opportunities from a clinical perspective;

•	new technologies relevant to our research and development programs; and

•	specific scientific and technical issues relevant to our business.

Our diabetes program is supported by the following scientific advisors (and their primary affiliations):

Name	Primary Affiliation
Geremia Bolli	University of Perugia
Steven Edelman, MD	University of California, San Diego
Brian Frier, MD, FECP, BS	Edinburgh Royal Infirmary
Lois Jovanovic, MD	Sansum Medical Research Institute
Mark Peyrot, MD	Loyola College Center
Daniel Porte, MD	University of California, San Diego
Julio Rosenstock, MD	Dallas Diabetes and Endocrinology Center
Jay Skyler, MD, MACP	University of Miami, Diabetes Research Institute

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth our current executive officers and their ages as of December 31, 2012:

Name	Age	Position(s)
Alfred E. Mann	87	Chairman of the Board of Directors and Chief Executive Officer
Hakan S. Edstrom	62	President, Chief Operating Officer and Director
Matthew J. Pfeffer	55	Corporate Vice President and Chief Financial Officer
Juergen A. Martens, Ph.D.	57	Corporate Vice President, Technical Operations and Chief Technical Officer
Diane M. Palumbo	59	Corporate Vice President, Human Resources
David B. Thomson, Ph.D., J.D. .	46	Corporate Vice President, General Counsel and Secretary

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

Matthew J. Pfeffer has been our Corporate Vice President and Chief Financial Officer since April 2008. Previously, Mr. Pfeffer served as Chief Financial Officer and Senior Vice President of Finance and Administration of VaxGen, Inc. from March 2006 until April 2008, with responsibility for finance, tax, treasury, human resources, IT, purchasing and facilities functions. Prior to VaxGen, Mr. Pfeffer served as CFO of Cell Genesys, Inc. During his nine year tenure at Cell Genesys, Mr. Pfeffer served as Director of Finance before being named CFO in 1998. Prior to that, Mr. Pfeffer served in a variety of financial management positions at other companies, including roles as Corporate Controller, Manager of Internal Audit and Manager of Financial Reporting. Mr. Pfeffer began his career at Price Waterhouse. Mr. Pfeffer is a member of the board of directors of DS Healthcare Group, Inc. (NASDAQ: DSKX). Mr. Pfeffer graduated from the University of California, Berkeley and is a Certified Public Accountant.

Juergen A. Martens, Ph.D. has been our Corporate Vice President of Operations and Chief Technology Officer since September 2005. From 2000 to August 2005, he was employed by Nektar Therapeutics most recently as Vice President of Pharmaceutical Technology Development. Previously, he held technical management positions at Aerojet Fine Chemicals from 1998 to 2000 and at FMC Corporation from 1996 to 1998. From 1987 to 1996, Dr. Martens held a variety of management positions with increased responsibility in R&D, plant management, and business process development at Lonza, in Switzerland and in the United States. Dr. Martens holds a bachelor’s degree in chemical engineering from the Technical College Mannheim/Germany, a bachelor’s and master’s degree in Chemistry and a doctorate in Physical Chemistry from the University of Marburg/Germany.

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

In January 2011, the FDA issued a Complete Response letter and requested that we conduct additional clinical studies of AFREZZA using our next-generation inhaler, Dreamboat. Over the next eight months, we participated in a number of written and verbal exchanges with the FDA in order to clarify the FDA’s requirements for approval of AFREZZA, culminating in an in-person meeting in August 2011 in which we confirmed with the FDA the designs of the two requested studies. There can be no assurance that we will satisfy all of the FDA’s requirements with our current clinical studies. The FDA could also again request that we conduct additional clinical trials to provide sufficient data for approval of the NDA. There can be no assurance that we will obtain approval of the NDA in a timely manner or at all.

We must receive the necessary approvals from the FDA before AFREZZA can be marketed and sold in the United States and must receive the necessary approvals from similar foreign regulatory agencies before AFREZZA can be marketed outside of the United States. Even if we were to receive regulatory approval, we ultimately may be unable to gain market acceptance of AFREZZA for a variety of reasons, including the treatment and dosage regimen, potential adverse effects, the availability of alternative treatments and lack of coverage or adequate reimbursement. If we fail to commercialize AFREZZA, our business, financial condition and results of operations will be materially and adversely affected.

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

A significant portion of the research that we have conducted involves new and unproven compounds and technologies, including AFREZZA and our Technosphere platform technology. Even if our research programs identify candidates that initially show promise, these candidates may fail to progress to clinical development for any number of reasons, including discovery upon further research that these candidates have adverse effects or other characteristics that indicate they are unlikely to be effective. In addition, the clinical results we obtain at one stage are not necessarily indicative of future testing results. If we fail to successfully complete the development and commercialization of AFREZZA or develop or expand our other product candidates, or are significantly delayed in doing so, our business and results of operations will be harmed and the value of our stock could decline.

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

We have never been profitable or generated positive cash flow from operations and, as of December 31, 2012, we had incurred a cumulative net loss of $2.1 billion. The cumulative net loss has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates, including AFREZZA. This cumulative net loss may increase significantly as we continue development and clinical trial efforts.

Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of December 31, 2012, we had a stockholders’ deficit of $110.7 million. Our ability to achieve and sustain positive cash flow from operations and profitability primarily depends upon obtaining regulatory approvals for and successfully commercializing AFREZZA, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates, and we may not receive them. We may not generate positive cash flow from operations or be profitable even if we succeed in commercializing any of our product candidates. As a result, we cannot be sure when we will generate positive cash flow from operations or become profitable, if at all.

We will be required to raise additional capital to fund our operations, and our inability to do so could raise substantial doubt about our ability to continue as a going concern.

Based upon our current expectations, we believe that our existing capital resources including the available borrowings under our loan arrangement with The Mann Group LLC, an entity controlled by our principal stockholder will enable us to continue planned operations through at least the third quarter of 2013. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. We will need to raise additional funds, whether through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, or an increase in the borrowings available under the loan arrangement with The Mann Group, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. However, it may be difficult for us to raise additional funds through these planned measures. As of December 31, 2012, we had a stockholders’ deficit of $110.7 million which may raise concerns about our solvency and affect our ability to raise additional capital. The amount of additional funds we need will depend on a number of factors, including:

•

the election of any or all of the holders of our 3.75% Senior Convertible Notes due 2013, or 2013 notes, or of any or all of the holders of our 5.75% Senior Convertible Notes due 2015, or 2015 notes, to require us to repay or repurchase such notes when required;

•	our ability to refinance existing indebtedness, including indebtedness under the 2013 notes or 2015 notes which mature in December 2013 and August 2015, respectively;

•	rate of progress and costs of our clinical trials and research and development activities, including costs of procuring clinical materials and operating our manufacturing facilities;

•	our success in establishing strategic business collaborations or other sales or licensing of assets, and the timing and amount of any payments we might receive from any such transactions;

•	the costs of preparing applications for regulatory approvals for our product candidates, including AFREZZA;

•	actions taken by the FDA and other regulatory authorities affecting our product candidates and competitive products;

•	our degree of success in commercializing AFREZZA assuming receipt of required regulatory approvals;

•	the emergence of competing technologies and products and other market developments;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;

•	the level of our legal expenses;

•	the costs associated with litigation; and

•	the costs of discontinuing projects and technologies, and/or decommissioning existing facilities, if we undertake any such activities.

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

We do not anticipate generating operating cash flow before AFREZZA is commercialized, which we expect will require us to reach an agreement with a commercialization partner, and therefore cannot provide assurances that changed or unexpected circumstances, including, among other things, delays in obtaining regulatory approval and in identifying and reaching agreements with a commercialization partner, will not result in the depletion of our capital resources more rapidly than we currently anticipate, in which case we may be required to raise additional capital. There can be no assurances that we will be able to raise additional capital on acceptable terms, or at all. If planned operating results are not achieved or we are not successful in raising additional capital through equity or debt financings or entering into a strategic business collaboration with a pharmaceutical or biotechnology company, we will be required to reduce expenses through the delay, reduction or curtailment of our projects, including AFREZZA development activities, or further reduction of costs for facilities and administration, and there will be continued substantial doubt about our ability to continue as a going concern.

We have a substantial amount of convertible debt and may be unable to make required interest payments in the future or to refinance or repay this debt before it becomes due.

In December 2006, we completed the sale of $115.0 million aggregate principal amount of 2013 notes, which mature in December 2013, and in August 2010, we completed the sale of $100.0 million aggregate principal amount of 2015 notes, which mature in August 2015. As of March 13, 2013, all $115.0 million principal amount of the 2013 notes remained outstanding, and all $100.0 million principal amount of the 2015 notes remained outstanding. As of December 31, 2012, we did not have sufficient cash and cash equivalents to repay the 2013 notes or the 2015 notes. In addition, as of December 31, 2012, the effective conversion prices of the 2013 notes and 2015 notes were approximately $22.47 per share and $6.80 per share, respectively, subject to adjustment, which are substantially above the closing price of our common stock on March 13, 2013. We may therefore need to refinance our 2013 notes and/or 2015 notes before such notes mature, or raise additional funds to repay such notes, and there can be no assurance that we will be able to do so on favorable terms by the applicable repayment dates, or at all. In addition, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2013 notes and the 2015 notes, each holder of 2013 notes or 2015 notes will have the option to require us to repurchase all or any portion of such holder’s notes at a repurchase price of 100% of the principal amount of such notes to be repurchased plus accrued and unpaid interest, if any. The 2013 notes bear interest at the rate of 3.75% per year on the outstanding principal amount, payable in cash semi-annually in arrears on June 15 and December 15 of each year, and the 2015 notes bear interest at the rate of 5.75% per year on the outstanding principal amount, payable in cash semiannually in arrears on February 15 and August 15 of each year. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2013 notes or 2015 notes or repay or repurchase the 2013 notes or 2015 notes when required, we will be in default under the applicable indenture(s)

for such note(s), and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether.

Deteriorating global economic conditions may have an adverse impact on our loan facility with The Mann Group.

As widely reported, financial markets in the United States, Europe and Asia have experienced a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government and other governments. We cannot predict the impact of these events on the financial condition of The Mann Group. If The Mann Group has insufficient assets or if we are otherwise unable to draw on The Mann Group loan facility, our business and financial condition may be adversely affected.

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, our business will be harmed and the market price of our common stock could decline.

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

We have held extensive discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for AFREZZA. To date we have not reached an agreement on a collaboration with any of these companies. We cannot predict when, if ever, we will conclude an agreement with a partner. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms. If we are not able to enter into a collaboration on terms that are favorable to us, we may be unable to undertake and fund product development, clinical trials, manufacturing and/or marketing activities at our own expense, which would delay or otherwise impede the commercialization of AFREZZA. Our product candidates are intended to be used by a large number of healthcare professionals who will require substantial education and support. For example, a broad base of physicians, including primary care physicians and endocrinologists, treat patients with diabetes. A large sales force would be required in order to educate these physicians about the benefits and advantages of AFREZZA and to provide adequate support for them. With respect to the commercialization of AFREZZA, if approved, if we fail to enter into collaborations, we would be required to establish our own direct sales, marketing and distribution capabilities. Establishing these capabilities can be time-consuming and expensive and would delay our ability to commercialize AFREZZA. Because we lack experience in selling pharmaceutical products to the diabetes market, we would be at a disadvantage compared to our potential competitors, many of whom have substantially more resources and experience than we do. For example, several other companies selling products to treat diabetes have existing sales forces in excess of 1,500 sales representatives. We, acting alone, would not initially be able to field a sales force as large as our competitors or provide the same degree of marketing support. Also, we would not be able to match our competitors’ spending levels for pre-launch marketing preparation, including medical education. We cannot assure you that we will succeed in entering into acceptable collaborations, that any such collaboration will be successful or, if not, that we will successfully develop our own sales, marketing and distribution capabilities.

We will face similar challenges as we seek to develop our other product candidates. Our current strategy for developing, manufacturing and commercializing our other product candidates includes evaluating the potential for collaborating with pharmaceutical and biotechnology companies at some point in the drug development process and for these collaborators to undertake the advanced clinical development and commercialization of our product candidates. It may be difficult for us to find third parties that are willing to enter into collaborations on economic terms that are favorable to us, or at all. Failure to enter into a collaboration with respect to any other product candidate could substantially increase our requirements for capital and force us to substantially reduce our development efforts.

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

For AFREZZA to be commercially viable, we need access to sufficient, reliable and affordable supplies of insulin, our AFREZZA inhaler, the related cartridges and other materials. We must rely on our suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin in accordance with the FDA’s current Good Manufacturing Practices, or cGMP for drug products, and the production of the AFREZZA inhaler and related cartridges in accordance with Quality System Regulations, or QSRs. The supply of any of these materials may be limited or any of the manufacturers may not meet relevant regulatory requirements, and if we are unable to obtain any of these materials in sufficient amounts, in a timely manner and at reasonable prices, or if we encounter delays or difficulties in our relationships with manufacturers or suppliers, the development or manufacturing of AFREZZA may be delayed. Any such events could delay market introduction and subsequent sales of AFREZZA and, if so, our business and results of operations will be harmed and the market price of our common stock may decline.

We have never manufactured AFREZZA or any other product candidates in commercial quantities, and if we fail to develop an effective manufacturing capability for our product candidates or to engage third-party manufacturers with this capability, we may be unable to commercialize these products.

We use our Danbury, Connecticut facility to formulate AFREZZA inhalation powder, fill plastic cartridges with the powder, package the cartridges in blister packs, and place the blister packs into foil pouches. We will utilize a contract packager to do the final kitting and cartoning of foil pouched blisters containing cartridges, as well as inhalers and the package insert. Although the Danbury facility has been qualified and undergone an inspection by the FDA in connection with our original NDA submission that sought approval of AFREZZA using our MedTone inhaler, we anticipate that our facility will need to undergo further inspection related to our ability to fill and package cartridges for our next-generation Dreamboat inhaler before we can be approved to distribute AFREZZA commercially. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. If we engage a third-party manufacturer, we would need to transfer our technology to that third-party manufacturer and gain FDA approval, potentially causing delays in product delivery. In addition, our third-party manufacturer may not perform as agreed or may terminate its agreement with us.

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

If any product that we develop does not become widely accepted by physicians, patients, third-party payors and the healthcare community, we may be unable to generate significant revenue, if any.

AFREZZA and our other product candidates are new and unproven. Even if any of our product candidates obtain regulatory approval, they may not gain market acceptance among physicians, patients, third-party payors and the healthcare community. Failure to achieve market acceptance would limit our ability to generate revenue and would adversely affect our results of operations.

The degree of market acceptance of AFREZZA and our other product candidates will depend on many factors, including the:

•	claims for which FDA approval can be obtained, including superiority claims;

•

effectiveness of our or our third party collaborator(s) efforts to educate physicians about the benefits and advantages of AFREZZA or our other products and to provide adequate support for them, and the perceived advantages and disadvantages of competitive products;

•	willingness of the healthcare community and patients to adopt new technologies;

•	ability to manufacture the product in sufficient quantities with acceptable quality and cost;

•	perception of patients and the healthcare community, including third-party payors, regarding the safety, efficacy and benefits compared to competing products or therapies;

•	convenience and ease of administration relative to existing treatment methods;

•	coverage and pricing and reimbursement relative to other treatment therapeutics and methods; and

•	marketing and distribution support.

Because of these and other factors, any product that we may develop may not gain market acceptance, which would materially harm our business, financial condition and results of operations.

If third-party payors do not cover any products for which we receive regulatory approval or adequately reimburse consumers for any such products, our products might not be used or purchased, which would adversely affect our revenues.

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of governments and third-party payors to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets the pricing of prescription pharmaceuticals is subject to governmental control. In the United States, there has been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private payors for healthcare goods and services may take in response to any drug pricing reform proposals or legislation. Such reforms may make it difficult to complete the development and testing of AFREZZA and our other product candidates, and therefore may limit our ability to generate revenues from sales of our product candidates and achieve profitability. Further, to the extent that such reforms have a material adverse effect on the business, financial condition and profitability of other companies that are prospective collaborators for some of our product candidates, our ability to commercialize our product candidates under development may be adversely affected.

In the United States and elsewhere, sales of prescription pharmaceuticals still depend in large part on the availability of reimbursement to the consumer from third-party payors, such as governmental and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. The market for our product candidates for which we may receive regulatory approval will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. In addition, because each third-party payor individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming and costly process. We would be required to provide scientific and clinical support for the use of any product to each third-party payor separately with no assurance that approval would be obtained. This process could delay the market acceptance of any product and could have a negative effect on our future revenues and operating results. Even if we succeed in bringing one or more products to market, we cannot be certain that any such products would be considered cost-effective or that coverage and adequate reimbursement to the consumer would be available. Patients will be unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

In addition, in many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to government control. In some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We may face competition for our product candidates from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, there may be importation of foreign products that compete with our own products, which could negatively impact our profitability.

If we are unable to obtain coverage of, and adequate payment levels for, our product candidates from third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize our products and impact our profitability, results of operations, financial condition, and future success.

Healthcare legislation may make it more difficult to receive revenues, even if we have products that are approved.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the healthcare industry. Among the provisions of PPACA of importance to our potential product candidates are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, beginning in 2011;

•

a 2.3% medical device excise tax on certain transactions, including many U.S. sales of medical devices, which currently includes and we expect will continue to include U.S. sales of drug-device combination products;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23% and 13% of the average manufacturer price for most branded and generic drugs, respectively;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in 2014 and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•

new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any “payments or transfers of value” made or distributed to prescribers, teaching hospitals and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection to be required beginning August 1, 2013 and reporting to the Centers for Medicare & Medicaid Services, or CMS, to be required by March 31, 2014 and by the 90th day of each subsequent calendar year;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

We expect that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

If we fail to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which constrains our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. To the extent that any of our product candidates is ultimately sold in a foreign country, we may be subject to similar foreign laws and regulations. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, imprisonment, exclusion of products from reimbursement under U.S. federal or state healthcare programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

We face intense competition for qualified employees among companies in the biotechnology and biopharmaceutical industries. Our success depends upon our ability to attract, retain and motivate highly skilled employees. We may be unable to attract and retain these individuals on acceptable terms, if at all. In addition, in order to commercialize our product candidates successfully, we may be required to expand our work force, particularly in the areas of manufacturing, and, if we are unable to enter into collaborations with third parties to commercialize AFREZZA or any other approved products, sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing personnel, and we cannot assure you that we will be able to attract or retain any such new personnel on acceptable terms, if at all.

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

We expect that at least for the foreseeable future, our manufacturing facility in Danbury, Connecticut will be the sole location for the manufacturing of AFREZZA. This facility and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. In addition, we are headquartered in Valencia, California. This facility contains our principal executive offices and is used to provide support for the development of our AFREZZA programs. We depend on our facilities and on collaborators, contractors and vendors for the continued operation of our business, some of whom are located in Europe. Natural disasters or other catastrophic events, including interruptions in the supply of natural resources, political and governmental changes, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, volcanic eruptions, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. We might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs and adversely affect, which may include stopping, our readiness for commercial production.

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

At present, there are a number of clinical trials being conducted by us and other pharmaceutical companies involving insulin delivery systems. If we discover that AFREZZA is associated with a significantly increased frequency of adverse events, or if other pharmaceutical companies announce that they observed frequent adverse events in their trials involving insulin therapies, we could encounter delays in the timing of our clinical trials, difficulties in obtaining approval of AFREZZA or be subject to class warnings in the label for AFREZZA, if approved. In addition, the public perception of AFREZZA might be adversely affected, which could harm our business and results of operations and cause the market price of our common stock to decline, even if the concern relates to another company’s products or product candidates.

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

Moreover, the term of a patent is limited and, as a result, the patents protecting our products expire at various dates. For example, some patents providing protection for our AFREZZA inhalation powder expired in 2012. Other patents providing similar protection have terms extending into 2020 and 2031. In addition, patents providing protection for our inhaler and cartridges have terms extending into 2023 and 2030, and we have method of treatment claims that extend into 2026 and 2029. As and when these different patents expire, AFREZZA could become subject to increased competition. As a consequence, we may not be able to recover our development costs.

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

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted, subjected to post-grant challenge, and may also affect patent litigation. The USPTO is continuing to develop regulations and procedures to govern administration of the Leahy-Smith Act, and while many of the substantive changes to patent law associated with the Leahy-Smith Act have become effective, others are only now becoming effective. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Moreover, certain components of AFREZZA may be manufactured outside the United States and imported into the United States. As such, third parties could file complaints under 19 U.S.C. Section 337(a)(1)(B), or a 337 action, with the International Trade Commission, or the ITC. A 337 action can be expensive and would consume time and other resources. There is a risk that the ITC would decide that we are infringing a third party’s patents and either enjoin us from importing the infringing products or parts thereof into the United States or set a bond in an amount that the ITC considers would offset our competitive advantage from the continued importation during the statutory review period. The bond could be up to 100% of the value of the patented products. We may not prevail in any legal action, and a required license under the patent may not be available on acceptable terms, or at all, resulting in a permanent injunction preventing any further importation of the infringing products or parts thereof into the United States. We also may not be able to develop a non-infringing product design on commercially reasonable terms, or at all.

Although we own a number of domestic and foreign patents and patent applications relating to AFREZZA, we have identified certain third-party patents having claims relating to pulmonary insulin delivery that may trigger an allegation of infringement upon the commercial manufacture and sale of AFREZZA. If a court were to determine that AFREZZA was infringing any of these patent rights, we would have to establish with the court that these patents were invalid or unenforceable in order to avoid legal liability for infringement of these patents. However, proving patent invalidity or unenforceability can be difficult because issued patents are presumed valid. Therefore, in the event that we are unable to prevail in a non-infringement or invalidity action we will have to either acquire the third-party patents outright or seek a royalty-bearing license. Royalty-bearing licenses effectively increase production costs and therefore may materially affect product profitability. Furthermore, should the patent holder refuse to either assign or license us the infringed patents, it may be necessary to cease manufacturing the product entirely and/or design around the patents, if possible. In either event, our business would be harmed and our profitability could be materially adversely impacted.

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

•	the availability of critical materials used in developing and manufacturing AFREZZA or other product candidates;

•	developments or disputes concerning our patents or proprietary rights;

•	the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals;

•	announcements by us concerning our financial condition or operating performance;

•	changes in securities analysts’ estimates of our financial condition or operating performance;

•	general market conditions and fluctuations for emerging growth and pharmaceutical market sectors;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	the status of any legal proceedings against us or any of our executive officers and directors, including the legal proceedings described under Item 3 of this Annual Report;

•

the existence of, and the issuance of shares of our common stock pursuant to, the share lending agreement and the short sales of our common stock effected in connection with the sale of our 2015 notes;

•	the conversion of any of our 2013 notes or 2015 notes into shares of our common stock; and

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

At December 31, 2012, Mr. Mann beneficially owned 48.2% of our outstanding shares of capital stock. By virtue of his holdings, Mr. Mann may be able to continue to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.

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

As of December 31, 2012, we had 286,035,082 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock may decline. Likewise the issuance of additional shares of our common stock upon the conversion of some or all of our senior convertible notes, or upon the exercise of some or all of the warrants we issued in February 2012 and October 2012, could adversely affect the trading price of our common stock. In addition, the existence of these notes and warrants may encourage short selling of our common stock by market participants. Furthermore, if we were to include in a company-initiated registration statement shares held by our stockholders pursuant to the exercise of their registration rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

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

We lease approximately 23,000 square feet of office space in Paramus, New Jersey pursuant to a lease that expires in May 2014. The facility houses our medical, regulatory affairs, clinical operations and administrative staff.

Item 3. Legal Proceedings

We are subject to legal proceedings and claims which arise in the ordinary course of our business. As of the date hereof, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows. We maintain liability insurance coverage to protect our assets from losses arising out of or involving activities associated with ongoing and normal business operations.

The Securities Action. Beginning January 31, 2011, several complaints were filed in the U.S. District Court for the Central District of California against us and four of our officers—Alfred E. Mann, Hakan S. Edstrom, Dr. Peter C. Richardson (a former officer) and Matthew J. Pfeffer—on behalf of certain purchasers of our common stock. The complaints include claims asserted under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and were brought as purported shareholder class actions. In general, the complaints alleged that the defendants violated federal securities laws by making materially false and misleading statements regarding our business and prospects for AFREZZA, thereby artificially inflating the price of our common stock. The U.S. District Court for the Central District of California consolidated the pending actions for all purposes. The consolidated action is referred to as the Securities Action.

On July 23, 2012, we, while continuing to deny all allegations of wrongdoing or liability whatsoever arising out of the Securities Action, and without in any way admitting fault or liability, entered into a stipulation of settlement to resolve the Securities Action. The current and former officers and directors named as individual defendants in the consolidated lawsuits also entered into the stipulation of settlement.

In exchange for a release of all claims by the class members, among others, and a dismissal of the consolidated lawsuits, we agreed (i) to cause our insurers to pay class members and their attorneys a total of $16.0 million; and (ii) to issue to class members and their attorneys 2,777,778 shares of our common stock. On December 21, 2012, the U.S. District Court issued the Order and Final Judgment, providing final approval of the settlement for the Securities Action. As of December 31, 2012, the Securities Action was concluded.

The Derivative Actions. Beginning in February 2011, several shareholder derivative complaints were filed in the Superior Court of California for the County of Los Angeles and in the U.S. District Court for the Central District of California against all of our directors and certain of our officers. The complaints in the shareholder derivative actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the complaints allege that the defendants caused or allowed for the dissemination of materially false and misleading statements regarding our business and prospects for AFREZZA, thereby artificially inflating the price of our common stock. The Superior Court of California for the County of Los Angeles consolidated the actions pending before it. The consolidated state derivative actions are referred to as the State Derivative Action. The U.S. District Court for the Central District of California also consolidated the derivative actions pending before

it. The consolidated federal derivative actions are referred to as the Federal Derivative Action. The State Derivative Action and the Federal Derivative Action are collectively referred to as the Derivative Actions.

On August 3, 2012, we, while continuing to deny all allegations of wrongdoing or liability whatsoever arising out of the Derivative Actions and without in any way admitting fault or liability, entered into a stipulation of settlement to resolve the Derivative Action. In an exchange for a release of all claims by the plaintiffs, among others, and a dismissal of the Derivative Actions, we agreed (i) to adopt certain corporate governance measures, (ii) to cause our insurers to pay the plaintiffs’ attorneys a total of $800,000, and (iii) to issue plaintiffs’ attorneys 225,000 shares of our common stock. On November 19, 2012, the U.S. District Court issued the Order and Final Judgment, providing final approval of the settlement for the derivative action. As of December 31, 2012, the Derivative Actions were concluded.

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

	High	Low
Year ended December 31, 2011
First quarter	$10.05	$3.40
Second quarter	$4.75	$3.48
Third quarter	$3.99	$2.20
Fourth quarter	$3.87	$2.45

Year ended December 31, 2012
First quarter	$3.48	$2.14
Second quarter	$2.49	$1.57
Third quarter	$3.11	$2.02
Fourth quarter	$2.91	$1.82

The closing sales price of our common stock on the NASDAQ Global Market was $3.56 on March 13, 2013 and there were 192 registered holders of record as of that date.

Performance Measurement Comparison

The material in this section is not “soliciting material,” is not deemed “filed” with the SEC and shall not be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any of our filings under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, except to the extent we specifically incorporate this section by reference.

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

Assumes a $100 investment, on December 31, 2007, in (i) our common stock, (ii) the securities comprising the NASDAQ Composite Index and (iii) the securities comprising the NASDAQ Biotechnology Index.

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

Recent Sales of Unregistered Securities

The following sets forth information regarding all securities sold by us during the fiscal year ended December 31, 2012 without registration under the Securities Act (excluding those previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K):

•

On December 6, 2012, following final approval of the settlement of the Securities Action, we transferred the 225,000 shares of our common stock into an investment brokerage account established by the plaintiffs’ attorneys. The shares were issued pursuant to an exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
Statement of Operations Data:	2008	2009	2010	2011	2012
	(In thousands, except per share amounts)
Revenue	$20	$—	$93	$50	$35

Operating expenses:
Research and development	250,442	156,331	112,279	99,959	101,522
General and administrative	55,343	53,447	40,312	40,630	45,473

Total operating expenses	305,785	209,778	152,591	140,589	146,995

Loss from operations	(305,765)	(209,778)	(152,498)	(140,539)	(146,960)
Other income (expense)	(62)	51	(725)	1,541	(1,191)
Interest expense on note payable to principal stockholder	(12)	(5,679)	(10,249)	(10,883)	(10,491)
Interest expense on senior convertible notes	(2,327)	(4,768)	(7,128)	(10,941)	(11,139)
Interest income	5,129	70	40	18	7

Loss before provision for income taxes	(303,037)	(220,104)	(170,560)	(160,804)	(169,774)
Income taxes	(2)	—	—	—	(408)

Net loss applicable to common stockholders	$(303,039)	$(220,104)	$(170,560)	$(160,804)	$(169,366)

Basic and diluted net loss per share	$(2.98)	$(2.07)	$(1.50)	$(1.32)	$(.94)

Shares used to compute basic and diluted net loss per share	101,561	106,534	113,672	121,817	180,855

	December 31,
Balance Sheet Data:	2008	2009	2010	2011	2012
	(In thousands)
Cash and cash equivalents	$27,648	$30,019	$66,061	$2,681	$61,840
Total assets	282,459	247,397	277,256	199,553	251,314
Senior convertible notes	112,253	112,765	209,335	210,642	212,026
Note payable to related party	30,000	165,000	235,319	277,203	119,635
Deficit accumulated during the development stage	(1,384,078)	(1,604,182)	(1,774,742)	(1,935,546)	(2,104,912)
Total stockholders’ equity (deficit)	86,734	(59,221)	(185,532)	(313,652)	(110,679)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

OVERVIEW

We are a biopharmaceutical company focused on the discovery and development of therapeutic products for diseases such as diabetes. Our lead product candidate, AFREZZA, is an ultra rapid-acting insulin therapy that is in late-stage clinical investigation for the treatment of adults with type 1 or type 2 diabetes for the control of hyperglycemia.

We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of December 31, 2012, we have incurred a cumulative net loss of $2.1 billion and a stockholders’ deficit of $110.7 million. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities and convertible debt securities and borrowings under a loan arrangement provided by our principal stockholder. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding in the future, there will continue to be substantial doubt about our ability to continue as a going concern.

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

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development expenses consist mainly of costs associated with the clinical trials of our product candidates that have not yet received regulatory approval for marketing and for which no alternative future use has been identified. This includes the salaries, benefits and stock-based compensation of research and development personnel, raw materials, such as insulin purchases, laboratory supplies and materials, facility costs, costs for consultants and related contract research, licensing fees, and depreciation of equipment. We track research and development costs by the type of cost incurred. We partially offset research and development expenses with the recognition of estimated amounts receivable from the State of Connecticut pursuant to a program under which we can exchange qualified research and development income tax credits for cash.

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

Stock-based compensation

We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718 (“ASC 718”) Compensation- Stock Compensation. ASC 718 requires all share-based payments to employees, including grants of stock options, restricted stock units, performance-based awards and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon the fair value of the awards at the grant date. We use the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options and the compensatory elements of employee stock purchase plans. Restricted stock units are valued based on the market price on the grant date. We evaluate stock awards with performance conditions as to the probability that the performance conditions will be met and estimate the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period. As of December 31, 2012, there was $107,000 and $3.7 million of unrecognized expenses related to performance-based options and restricted stock units, respectively, for milestones where achievement was not considered probable.

Forward contracts

In February and October 2012, we entered into agreements with The Mann Group whereby we agreed to sell and The Mann Group agreed to purchase common stock and/or warrants. These agreements have been accounted for as forward contracts, having met the definition of derivative instruments in accordance with the provisions of ASC 815 Derivatives and Hedging. We determine the fair value of the forward contract upon its issuance, record fair value adjustments of the forward contract to Other income (expense) during the reporting period and through the settlement of the forward contract, and reclassify the forward contract to equity upon settlement of the forward contract. The fair value of the forward purchase contract is highly sensitive to the discount applied for lack of marketability and the stock price, and changes in this discount and/or the stock price could cause the value of the forward purchase contract to change significantly.

Accounting for income taxes

We must make management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2012, we have established a valuation allowance of $750.2 million against all of our net deferred tax asset balance, due to uncertainties related to the realizability of our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

Years ended December 31, 2011 and 2012

Revenues

During the years ended December 31, 2011 and December 31, 2012, we recognized $50,000 and $35,000, respectively, in revenue under a license agreement. We do not anticipate sales of any product prior to regulatory approval and commercialization of AFREZZA.

Research and Development Expenses

The following table provides a comparison of the research and development expense categories for the years ended December 31, 2011 and 2012 (dollars in thousands):

	Year Ended December 31,
	2011	2012	$ Change	% Change
Clinical	$25,280	$47,936	$22,656	90%
Manufacturing	58,523	40,094	(18,429)	(31)%
Research	11,399	7,614	(3,785)	(33)%
Research and development tax credit	(609)	(289)	320	(53)%
Stock-based compensation expense	5,366	6,167	801	15%

Research and development expenses	$99,959	$101,522	$1,563	2%

The increase in research and development expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011, was primarily due to $24.9 million of increased clinical trial related expenses in connection with studies 171 and 175 conducted in 2012 and increased clinical distribution costs in support of our clinical trials, offset by the non-recurring $16.0 million expense recorded in 2011 related to our termination of the supply agreement with Organon and receipt of insulin, decreased salary related expenses of $8.6 million due to the February 2011 restructuring as well as the positive effect of our cost cutting measures on operating expenses.

In 2012, clinical trial related expenses increased $24.9 million in connection with studies 171 and 175 subsequent to completion of enrollment in the end of September and early October of 2012, partially offset by $2.1 million in salary related cost savings resulting from the February 2011 reduction in force. In 2012, manufacturing expenses decreased as no insulin purchases were made subsequent to the termination of our supply agreement in 2011. In 2011, we paid $16.0 million in connection with the settlement of the dispute arising from us terminating our supply agreement. Additionally, the February 2011 reduction in force resulted in $4.3 million in salary related manufacturing cost savings partially offset by increased clinical distribution costs in support of our clinical trials. Decreased salary related expenses of $2.2 million resulting from the February 2011 reduction in force and $0.9 million in reduced purchased services primarily contributed to decreased research expenses in 2012.

We anticipate that our overall research and development expenses will decrease in 2013 as we complete our clinical trials and prepare our resubmission for regulatory approval of AFREZZA.

General and Administrative Expenses

The following table provides a comparison of the general and administrative expense categories for the years ended December 31, 2011 and 2012 (dollars in thousands):

	Year Ended December 31,
	2011	2012	$ Change	% Change
Salaries, employee related and other general expenses	$34,792	$38,348	$3,556	10%
Stock-based compensation expense	5,838	7,125	1,287	22%

General and administrative expenses	$40,630	$45,473	$4,843	12%

General and administrative expenses for the year ended December 31, 2012 increased as compared to the same period in the prior year primarily due to a litigation settlement charge of $6.5 million, increased stock-based compensation expense of $1.3 million resulting from special awards issued to employees, partially offset by decreased salary related costs of $2.6 million as a result of the February 2011 reduction in force.

We expect general and administrative expenses to be lower in 2013 due to reduced legal expenses and the effect of our cost cutting measures on operating expenses.

Other Income (Expense)

Other expense for the year ended December 31, 2012 was $1.2 million as compared to other income of $1.5 million for the year ended December 31, 2011. In 2012, other expense reflects the adjustment in fair value of forward purchase contracts with a related party. In 2011, other income is primarily comprised of realized gains of $1.3 million on the termination of foreign exchange hedging contracts related to our supply agreement with Organon. We terminated these contracts in the first quarter of 2011.

Interest Income and Expense

Interest expense for the year ended December 31, 2012 increased compared to the year ended December 31, 2011, primarily due to the interest expense associated with additional principal drawn down and conversion of accrued and unpaid interest to principal in 2012 on our note payable to our principal stockholder.

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

The research and development tax credit recognized for the years ended December 31, 2011 and 2010 partially offsets our research and development expenses. The State of Connecticut provides an opportunity to exchange certain research and development income tax credit carry-forwards for cash in exchange for forgoing the carryforward of the research and development credits. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. During the years ended December 31, 2011 and 2010, research and development expenses were offset by $0.6 million and $0.4 million, respectively, in connection with the program.

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

The increase in general and administrative expenses for the year ended December 31, 2011, as compared to the year ended December 31, 2010, was primarily due to an increase of $2.1 million in legal fees incurred in connection with defending various legal proceedings and other matters. Restructuring costs of $1.6 million incurred for the February 2011 reduction in force were offset by $2.0 million in savings in salary related costs. Overall salary and employee related expenses increased in 2011 by $0.8 million compared to the prior year as we did not record a bonus accrual for 2010. These increases were offset by the non-recurrence in 2011 of projects conducted in 2010, including market research studies. Stock-based compensation expense increased in 2011 over the prior year due to retention grants awarded in the first quarter of 2011.

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

In October 2007, we entered into a $350.0 million loan arrangement with our principal stockholder. In February 2009, as a result of our principal stockholder being licensed as a finance lender under the California Finance Lenders Law, the promissory note underlying the loan arrangement was revised to reflect the lender as The Mann Group LLC, an entity controlled by our principal stockholder. Until January 1, 2013, interest on outstanding principal amounts accrued at a fixed rate equal to the one-year London Interbank Offered Rate (LIBOR) rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum. The borrowing rate was 4.5% at December 31, 2012. We amended the promissory note underlying the loan arrangement at various dates during 2012. The most recent amendment occurred in October 2012 to extend the maturity date to January 1, 2014, extend the date through which we can borrow under the promissory note to

September 30, 2013, and adjust the annual interest rate on all outstanding principal to the one-year LIBOR rate on December 31, 2012 plus 5%, effective beginning on January 1, 2013.

As of December 31, 2012, the total principal amount outstanding under the credit facility was $119.6 million, and the amount available for future borrowings was $125.4 million. Interest is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as we and The Mann Group mutually agree. All or any portion of accrued and unpaid interest that becomes due and payable may be paid-in-kind and capitalized at any time upon mutual agreement of both parties. The Mann Group can require us to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If The Mann Group exercises this right, we will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances (see discussion regarding letter agreement below).

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

On February 8, 2012, we sold $86.3 million worth of units in an underwritten public offering, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock, and reflects the full exercise of an over-allotment option granted to the underwriters. Net proceeds from this offering were approximately $80.6 million (excluding discounts and commissions to the underwriters and offering expenses), excluding any warrant exercises. Concurrent with this public offering, The Mann Group LLC agreed to purchase $77.2 million worth of restricted shares of common stock which were issued on June 27, 2012 in exchange for cancellation of principal indebtedness of $77.2 million. In connection with this purchase, we and The Mann Group agreed that the cancelled principal amount related to the common stock purchase would be permanently retired and not available for re-borrowing and accrued and unpaid interest that becomes due and payable under the note to be paid-in-kind and capitalized into new principal indebtedness upon agreement of the parties under the amended and restated promissory note dated June 27, 2012. We capitalized into new principal indebtedness an aggregate of approximately $11.9 million of accrued and unpaid interest due and payable as of June 27, 2012.

In October 2012, we sold in an underwritten public offering 40,000,000 shares of its common stock, together with 40,000,000 warrants to purchase up to an aggregate of 30,000,000 shares of our common stock. In addition, we sold pursuant to the full exercise of an over-allotment option granted to the underwriters, an additional 6,000,000 shares of common stock, together with 6,000,000 warrants to purchase up to an aggregate of 4,500,000 shares of common stock. The shares of common stock were sold together with a warrant for a combined purchase price of $2.00. Net proceeds from the offering were approximately $86.3 million (after deducting discounts and commissions to the underwriters and offering expenses), excluding any future proceeds from the exercise of the warrants. Each warrant entitles the holder to purchase 0.75 of a share of common stock. The warrants are exercisable at $2.60 per share and will expire in October 2013.

Concurrently with the underwritten public offering, The Mann Group agreed to purchase $107.4 million worth of restricted shares of common stock and restricted warrants to purchase restricted shares of common stock in exchange for cancellation of principal under the amended and restated promissory note held by The Mann Group. On October 18, 2012, we amended and restated the existing promissory note evidencing the loan arrangement with The Mann Group to extend the maturity date from March 31, 2013 to January 1, 2014, extend the date through which we can borrow under the note to September 30, 2013, adjust the annual interest rate on all outstanding principal to the one-year LIBOR rate on December 31, 2012 plus 5%, effective beginning on January 1, 2013. Following the approval by our stockholders in December 2012 to increase our authorized shares of common stock, we completed the closing under The Mann Group Common Stock and Warrant Purchase Agreement. Following the cancellation of the principal amount and the capitalization of the accrued and unpaid interest, the total principal amount outstanding under the amended and restated promissory note was $119.6 million, and we had $125.4 million available for borrowing under such note.

During the year ended December 31, 2012, we used $119.9 million of cash for our operations and had a net loss of $169.4 million, which included $36.2 million of non-cash charges primarily consisting of depreciation and amortization, stock-based compensation, fair value of forward purchase contracts and common stock issued pursuant to litigation settlement. By comparison, during the year ended December 31, 2011, we used $123.9 million of cash for our operations and had a net loss of $160.8 million, which included $27.1 million of non-cash charges primarily consisting of depreciation and amortization, and stock-based compensation. The operating cash flow increased by $3.4 million primarily due to increased accrued expenses associated with the clinical trials. Cash used for our operations for the year ended December 31, 2012 decreased by $4.0 million compared to cash used for our operations for the year ended December 31, 2011 primarily due to the non-recurring payment related to the termination of our insulin supply agreement during 2011, offset by increased clinical trial expenditures during 2012. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of AFREZZA.

We used $560,000 of cash for investing activities during the year ended December 31, 2012, as compared to $2.9 million of cash used for the year ended December 31, 2011. Cash used for investing activities for the year ended December 31, 2012 compared to the same period in the prior year decreased $2.4 million, primarily due to a $6.2 million decrease in purchases of machinery and equipment, offset by the non-recurrence of $3.8 million in proceeds received in 2011 from the early termination of certificates of deposit that were previously held as collateral for foreign exchange hedging instruments. In 2011, we purchased $6.9 million of machinery and equipment to expand our manufacturing operations and our quality systems that support clinical trials for AFREZZA as compared to $0.6 million of machinery and equipment purchased in 2012.

Our financing activities generated $179.6 million of cash for the year ended December 31, 2012, as compared to $63.4 million for the same period in 2011. For the year ended December 31, 2012, cash provided by financing activities was primarily from $166.8 million in net aggregate proceeds received from the sale of stock and warrants pursuant to two underwritten public offerings and $12.8 million in borrowings from The Mann Group loan arrangement. In February 2012, we received net proceeds of $80.6 million from the sale of 35,937,500 units in an underwritten public offering, including 4,687,500 units sold pursuant to the full exercise of an over-allotment option granted to the underwriters, with one unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock, for a combined price of $2.40 per unit to the public and $2.256 per unit to the underwriters. In October 2012, we received net proceeds of $86.3 million from the sale of 46,000,000 shares of our common stock, together with 46,000,000 warrants to purchase 34,500,000 shares of our common stock, for a combined purchase price of $2.00 per share and warrant. For the year ended December 31, 2011, cash from financing activities was primarily from $53.0 million of related party borrowings and $10.9 million related to the sale of common stock during the first quarter of 2011 as well as exercise of stock options, and shares purchased through the employee stock purchase plan.

As of December 31, 2012, we had $61.8 million in cash and cash equivalents. We believe our existing cash resources, including the amount available to borrow under our loan arrangement with The Mann Group, as amended, will be sufficient to fund our anticipated cash requirements through at least the third quarter of 2013. The $115.0 million aggregate principal amount of 2013 notes mature in December 2013, and our cash and cash equivalents as of December 31, 2012 were insufficient to repay these notes. Accordingly, we will need to raise additional capital, either through the sale of equity or debt securities, the entry into a strategic business collaboration with a pharmaceutical or biotechnology company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, and/or refinance our indebtedness under the 2013 notes, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. There can be no assurance that we will be able to do so on favorable terms by the applicable repayment date, or at all. In addition, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2013 notes, each holder of 2013 notes will have the option to require us to repurchase all or any portion of such holder’s notes at a repurchase price of 100% of the principal amount of such notes to be repurchased plus accrued and unpaid interest, if any. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether. This raises substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

Our contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payments. Accordingly, the table below excludes contractual obligations relating to milestone and royalty payments due to third parties, all of which are contingent upon certain future events. The expected timing of payment of the obligations presented below is estimated based on current information. Future payments relate to operating lease obligations, the senior convertible notes, and open purchase order and supply commitments consisted of the following at December 31, 2012 (in thousands):

	Payments Due in
Contractual Obligations	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Open purchase order and supply commitments(1)	$34,527	$900	$—	$—	$35,427
Senior convertible notes(2)	125,086	111,532	—	—	236,618
Note payable to principal stockholder(3)	—	123,974	—	—	123,974
Operating lease obligations	21	—	—	—	21

Total contractual obligations	$159,634	$236,406	$—	$—	$396,040

(1)	The amounts included in open purchase order and supply commitments are subject to performance under the purchase order or contract by the supplier of the goods or services and do not become our obligation until such performance is rendered. The amount shown is principally for the purchase of materials for our clinical trials, the acquisition of manufacturing equipment, and commitments related to the expansion of our manufacturing plant.

(2)	The senior convertible notes obligations include the 2013 notes and the 2015 notes. The amounts include future interest payments at fixed rates of 3.75% and 5.75%, respectively, and payment of the notes in full upon maturity in 2013 and 2015, respectively.

(3)	The obligation for the note payable to the principal stockholder includes future principal and interest payments related to the $119.6 million of borrowings as of December 31, 2012. Interest is paid based on a fixed rate equal to the one-year LIBOR rate on December 31, 2012 plus 5% and the principal payment is due on January 1, 2014.

RELATED PARTY TRANSACTIONS

For a description of our related party transactions see Note 6 — Related-Party Arrangements in the notes to our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): “Presentation of Comprehensive Income”. This update improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This update is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05. This update deferred only those changes in ASU No. 2011-05 that related to the presentation of reclassification adjustments. In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. These amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. These amendments provide for additional disclosure requirements for amounts reclassified out of accumulated other comprehensive income. These amendments are effective prospectively for interim and annual periods beginning after December 15, 2012. Early adoption is permitted. Effective January 1, 2012, we adopted the new requirements as set forth in ASU No. 2011-05 in the disclosure of comprehensive income on our consolidated financial statements. We are evaluating the impact, if any, of the adoption of ASU No. 2013-02 will have on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 for Fair Value Measurement (Topic 820): “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This update addresses how to measure fair value and requires new disclosures about fair value measurements. The amendments in this update are effective for interim and annual periods beginning after December 15, 2011. Effective the quarter ended March 31, 2012, we adopted the new requirements in the disclosure of financial instruments on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates impacting our short-term investment portfolio as well as the interest rate on the promissory note underlying our revolving credit facility with The Mann Group. The interest rate on amounts borrowed under our credit facility with The Mann Group for the year ended December 31, 2012 was a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum. Pursuant to an amendment to the promissory note in October 2012, as of January 1, 2013 the interest rate on all outstanding principal amounts under our credit facility with The Mann Group was adjusted to the one-year LIBOR on December 31, 2012 plus 5%. As of December 31, 2012, the total principal amount outstanding under the credit facility was $119.6 million. In addition, all borrowings under the credit facility for periods on and after January 1, 2013 bear interest at the one-year LIBOR on December 31, 2012 plus 5%. Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments is entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. We continue to utilize our $350.0 million revolving credit facility with The Mann Group to fund operations. As of December 31, 2012, the amount available for borrowing under our revolving credit facility with The Mann Group was $125.4 million. If a 10% change in interest rates were to have occurred on December 31, 2012, this change would not have had a material effect on the value of our short-term investment portfolio or on our interest expense obligations with respect to outstanding borrowed amounts under our revolving credit facility.

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

Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2012. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this 2012 Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2012, which is included herein.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MannKind Corporation

Valencia, California

We have audited the internal control over financial reporting of MannKind Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 18, 2013 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the Company’s ability to continue as a going concern.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 18, 2013

Item 9B. Other Information.

On March 18, 2013, we entered into an At-The-Market Issuance Sales Agreement with MLV & Co. LLC, or MLV, and an At-The-Market Issuance Sales Agreement with Brinson Patrick Securities Corporation, or Brinson Patrick. We refer to the foregoing agreements as the “sales agreements.” Under each sales agreement, we may issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million (provided that in no event may we issue and sell more than $50.0 million of our common stock under both agreements in the aggregate) from time to time through MLV or Brinson Patrick, as applicable, as our sales agent. We will issue and sell shares under only one sales agreement at any one time.

MLV and Brinson Patrick may each sell the common stock by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through The NASDAQ Global Market or to or through a market maker. MLV and Brinson Patrick may each also sell the common stock in negotiated transactions, subject to our approval. Subject to the terms and conditions of the respective sales agreements, MLV and Brinson Patrick will use commercially reasonable efforts consistent with their respective normal trading and sales practices and applicable laws, rules and regulations to sell the our common stock from time to time, based upon our instructions (including any price, time or size limits or other parameters or conditions we may impose). We are not obligated to make any sales of common stock under either of the sales agreements. The offering of shares of our common stock pursuant to either sales agreement will terminate upon the earlier of (1) the sale of all common stock subject to the applicable sales agreement, (2) March 18, 2016 and (3) termination of the applicable sales agreement. Each sales agreement may be terminated by us or by MLV or Brinson Patrick, as applicable, at any time upon 10 days’ notice to the other party, or by MLV or Brinson Patrick, as applicable, at any time in certain circumstances, including but not limited to the occurrence of a material adverse change in us. We will pay MLV and Brinson Patrick a commission of up to 3.0% of the gross proceeds of the sales price per share of any common stock sold through MLV or Brinson Patrick, respectively, under their respective sales agreements. We have also provided MLV and Brinson Patrick with customary indemnification rights and reimbursement for up to $25,000 of legal expenses each.

The foregoing description of the sales agreements is not complete and is qualified in its entirety by reference to the full text of such agreements, copies of which are filed herewith as Exhibits 10.38 and 10.39 to this Annual Report on Form 10-K.

The foregoing description of the sales agreements shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed above in this Item 9B, nor shall there be any offer, solicitation or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K, because we will file our Proxy Statement within 120 days after the end of our fiscal year pursuant to Regulations 14A for our 2013 Annual Meeting of Stockholders, and the information included in the Proxy Statement is incorporated herein by reference.

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

We have adopted a Code of Business Conduct and Ethics Policy that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller), and have posted the text of the policy on our website (www.mannkindcorp.com) in connection with “Investors” materials. In addition, we intend to promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver, to the extent any such waiver is required to be disclosed pursuant to the rules and regulations of the SEC.

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

(b) Exhibits. The following exhibits are filed or furnished as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Index

Exhibit Number	Description of Document
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(14)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(20)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.4(9)	Amended and Restated Bylaws.

4.1(10)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated November 1, 2006.

4.2(3)	First Supplemental Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated December 12, 2006.

4.3(3)	Form of 3.75% Senior Convertible Note due 2013.

4.4	Form of common stock certificate.

4.5(1)	Registration Rights Agreement, dated October 15, 1998 by and among CTL ImmunoTherapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended.

4.6(16)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated August 24, 2010.

4.7(16)	Form of 5.75% Senior Convertible Note due 2015.

4.8(18)	Form of Warrant to Purchase Common Stock issued February 8, 2012.

4.9(19)	Form of Warrant to Purchase Common Stock issued October 23, 2012.

4.10	Form of Warrant to Purchase Common Stock issued December 21, 2012.

5.1	Opinion of Cooley LLP.

10.1(19)	Amended and Restated Promissory Note made by MannKind in favor of The Mann Group LLC, dated October 18, 2012.

10.3(19)	Common Stock and Warrant Purchase Agreement by and between MannKind and The Mann Group LLC, dated October 18, 2012.

10.4(12)	Agreement, dated September 13, 2006, between MannKind and Torcon, Inc.

10.5(2)	Securities Purchase Agreement, dated August 2, 2005 by and among MannKind and the purchasers listed on Exhibit A thereto.

10.6**(4)	Supply Agreement, dated December 31, 2004, between MannKind and Vaupell, Inc.

10.7*(1)	Form of Indemnity Agreement entered into between MannKind and each of its directors and officers.

10.8*(8)	Description of Officers’ Incentive Program.

10.9*(11)	Executive Severance Agreement, dated October 10, 2007, between MannKind and Hakan Edstrom.

10.10*(11)	Executive Severance Agreement, dated October 10, 2007, between MannKind and David Thomson.

10.11*(17)	Employment Agreement, dated June 27, 2011, between MannKind and Peter Richardson.

10.12*(11)	Executive Severance Agreement, dated October 10, 2007, between MannKind and Juergen Martens.

Exhibit Number	Description of Document

10.13*(11)	Executive Severance Agreement, dated October 10, 2007, between MannKind and Diane Palumbo.

10.14*(11)	Executive Severance Agreement, dated April 21, 2008, between MannKind and Matthew J. Pfeffer.

10.15*(11)	Change of Control Agreement, dated October 10, 2007, between MannKind and Hakan Edstrom.

10.16*(11)	Change of Control Agreement, dated October 10, 2007, between MannKind and David Thomson.

10.18*(11)	Change of Control Agreement, dated October 10, 2007, between MannKind and Juergen Martens.

10.19*(11)	Change of Control Agreement, dated October 10, 2007, between MannKind and Diane Palumbo.

10.20*(11)	Change of Control Agreement, dated April 21, 2008, between MannKind and Matthew J. Pfeffer.

10.22*(7)	2004 Equity Incentive Plan, as amended.

10.23*(1)	Form of Stock Option Agreement under the 2004 Equity Incentive Plan.

10.24*(6)	Form of Phantom Stock Award Agreement under the 2004 Equity Incentive Plan.

10.25*(8)	2004 Non-Employee Directors’ Stock Option Plan and form of stock option agreement there under.

10.26*(1)	2004 Employee Stock Purchase Plan and form of offering document there under.

10.28*(1)	Pharmaceutical Discovery Corporation 1999 Stock Plan and form of stock option plan there under.

10.29*(1)	AlleCure Corp. 2000 Stock Option and Stock Plan.

10.30*(1)	CTL Immunotherapies Corp. 2000 Stock Option and Stock Plan.

10.31*(1)	2001 Stock Awards Plan.

10.32**(20)	Letter Agreement, dated June 4, 2011, between MannKind and N.V. Organon.

10.33**(13)	Insulin Maintenance and Call-Option Agreement, dated June 19, 2009, by and among Pfizer Manufacturing Frankfurt GmbH, Pfizer Inc. and MannKind.

10.34(16)	Purchase Agreement, dated August 18, 2010, by and between MannKind and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative for the initial purchasers named therein.

10.35(16)	Share Lending Agreement, dated August 18, 2010, by and between MannKind and Bank of America, N.A.

10.36(15)	Letter Agreement, dated August 10, 2010, by and between MannKind and Omni Capital Corporation.

10.37(18)	Common Stock Purchase Agreement by and between MannKind and The Mann Group LLC, dated February 2, 2012.

10.38	At-The-Market Issuance Sales Agreement, dated March 18, 2013, by and between MannKind and MLV & Co. LLC.

10.39	At-The-Market Issuance Sales Agreement, dated March 18, 2013, by and between MannKind and Brinson Patrick Securities Corporation.

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Cooley LLP (included as Exhibit 5.1).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description of Document

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

*	Indicates management contract or compensatory plan.
**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020) filed with the SEC on April 30, 2004, as amended.
(2)	Incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865) filed with the SEC on August 5, 2005.
(3)	Incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865) filed with the SEC on December 12, 2006.
(4)	Incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865) filed with the SEC on February 23, 2005.
(6)	Incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865) filed with the SEC on December 14, 2005.
(7)	Incorporated by reference to Mannkind’s proxy statement on Schedule 14A (File No. 000-50865), filed with the SEC on April 6, 2012.
(8)	Incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865) filed with the SEC on March 16, 2006.
(9)	Incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865) filed with the SEC on November 19, 2007.
(10)	Incorporated by reference to MannKind’s Registration Statement on Form S-3 (File No. 333-138373) filed with the SEC on November 2, 2006.
(11)	Incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007.
(12)	Incorporated by reference to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865) filed with the SEC on August 9, 2007.
(13)	Incorporated by reference to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865) filed with the SEC on May 4, 2009.
(14)	Incorporated by reference to MannKind’s Quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 2, 2010.
(15)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on August 11, 2010.
(16)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on August 24, 2010.
(17)	Incorporated by reference to MannKind’s Quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 4, 2011.
(18)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on February 6, 2012.
(19)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on October 19, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNKIND CORPORATION

By:	/s/ Alfred E. Mann
Alfred E. Mann
Chief Executive Officer

Dated: March 18, 2013

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

Signature	Title	Date

/s/ Alfred E. Mann Alfred E. Mann	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 18, 2013

/s/ Hakan S. Edstrom Hakan S. Edstrom	President, Chief Operating Officer and Director	March 18, 2013

/s/ Matthew J. Pfeffer Matthew J. Pfeffer	Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2013

/s/ Ronald J. Consiglio Ronald J. Consiglio	Director	March 18, 2013

/s/ Michael Friedman Michael Friedman, M.D.	Director	March 18, 2013

/s/ Kent Kresa Kent Kresa	Director	March 18, 2013

/s/ David H. MacCallum David H. MacCallum	Director	March 18, 2013

/s/ Henry L. Nordhoff Henry L. Nordhoff	Director	March 18, 2013

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MannKind Corporation

Valencia, California

We have audited the accompanying consolidated balance sheets of MannKind Corporation and subsidiaries (a development stage company) (the “Company”) as of December 31, 2011 and 2012 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012 and for the period from February 14, 1991 (date of inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MannKind Corporation and subsidiaries as of December 31, 2011 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 and for the period from February 14, 1991 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the years ended December 31, 2011 and 2012 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s existing cash resources and its operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 18, 2013

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2012
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,681	$61,840
State research and development credit exchange receivable — current	—	450
Prepaid expenses and other current assets	3,140	4,520

Total current assets	5,821	66,810
Property and equipment — net	193,029	183,961
State research and development credit exchange receivable — net of current portion	473	313
Other assets	230	230

Total	$199,553	$251,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,624	$4,555
Accrued expenses and other current liabilities	20,736	25,777
Senior convertible notes	—	114,443

Total current liabilities	25,360	144,775
Senior convertible notes	210,642	97,583
Note payable to related party	277,203	119,635

Total liabilities	513,205	361,993

Commitments and contingencies
Stockholders’ deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2011 and 2012	—	—
Common stock, $0.01 par value — 250,000,000 and 550,000,000 shares authorized at December 31, 2011 and 2012, respectively; 131,522,945 and 286,035,082 shares issued and outstanding at December 31, 2011 and 2012, respectively	1,315	2,860
Additional paid-in capital	1,620,535	1,991,379
Accumulated other comprehensive income (loss)	44	(6)
Deficit accumulated during the development stage	(1,935,546)	(2,104,912)

Total stockholders’ deficit	(313,652)	(110,679)

Total	$199,553	$251,314

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,			Cumulative Period from February 14, 1991 (Date of Inception) to December 31, 2012
	2010	2011	2012
	(In thousands, except per share data)
Revenue	$93	$50	$35	$3,166

Operating expenses:
Research and development	112,279	99,959	101,522	1,467,573
General and administrative	40,312	40,630	45,473	425,704
In-process research and development costs	—	—	—	19,726
Goodwill impairment	—	—	—	151,428

Total operating expenses	152,591	140,589	146,995	2,064,431

Loss from operations	(152,498)	(140,539)	(146,960)	(2,061,265)
Other income (expense)	(725)	1,541	(1,191)	(2,267)
Interest expense on note payable to related party	(10,249)	(10,883)	(10,491)	(38,825)
Interest expense on senior convertible notes	(7,128)	(10,941)	(11,139)	(39,933)
Interest income	40	18	7	36,996

Loss before benefit for income taxes	(170,560)	(160,804)	(169,774)	(2,105,294)
Income tax benefit	—	—	(408)	(382)

Net loss	(170,560)	(160,804)	(169,366)	(2,104,912)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	—	(952)

Net loss applicable to common stockholders	$(170,560)	$(160,804)	$(169,366)	$(2,128,124)

Net loss per share applicable to common stockholders — basic and diluted	$(1.50)	$(1.32)	$(0.94)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	113,672	121,817	180,855

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,			Cumulative Period from February 14, 1991 (Date of Inception) to December 31, 2012
	2010	2011	2012
	(In thousands)
Net Loss	$(170,560)	$(160,804)	$(169,366)	$(2,104,912)
Other comprehensive loss:
Cumulative translation (loss) gain	(6)	(3)	(2)	(6)
Unrealized gain (loss) on investments:
Unrealized holding gain (loss) during the period	361	(27)	—	48
Less: reclassification adjustment for gains (losses) included in net loss	—	—	(48)	(48)

Net unrealized gain (loss) on investments	361	(27)	(48)	—

Comprehensive loss	$(170,205)	$(160,834)	$(169,416)	$(2,104,918)

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C Convertible Preferred Stock Issuable	Series C Convertible Preferred Stock Subscriptions Receivable	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Notes Receivable from Officers	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount			Shares	Amount						Total
Issuance of common stock for cash	—	$—	—	$—	$—	$—	998	$10	$890	$—	$—	$—	$—	$900
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(911)	(911)

BALANCE, FEBRUARY 29, 1992	—	—	—	—	—	—	998	10	890	—	—	—	(911)	(11)
Issuance of common stock for cash and services	—	—	—	—	—	—	73	1	887	—	—	—	—	888
Capital contribution	—	—	—	—	—	—	—	—	20	—	—	—	—	20
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,175)	(1,175)

BALANCE, FEBRUARY 28, 1993	—	—	—	—	—	—	1,071	11	1,797	—	—	—	(2,086)	(278)
Issuance of common stock for cash	—	—	—	—	—	—	11	—	526	—	—	—	—	526
Issuance of stock for notes receivable	—	—	—	—	—	—	8	—	400	(400)	—	—	—	—
Net loss	—	—	—	—	—	—		—	—	—	—	—	(1,156)	(1,156)

BALANCE, FEBRUARY 28, 1994	—	—	—	—	—	—	1,090	11	2,723	(400)	—	—	(3,242)	(908)
Issuance of common stock for cash and services	—	—	—	—	—	—	36	—	1,805	—	—	—	—	1,805
Collection of stock subscription	—	—	—	—	—	—	—	—	—	400	—	—	—	400
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,004)	(2,004)

BALANCE, DECEMBER 31, 1994	—	—	—	—	—	—	1,126	11	4,528	—	—	—	(5,246)	(707)
Issuance of common stock for services	—	—	—	—	—	—	—	—	8	—	—	—	—	8
Exercise of stock options	—	—	—	—	—	—	1	—	22	—	—	—	—	22
Stock compensation	—	—	—	—	—	—	—	—	384	—	—	—	—	384
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,815)	(2,815)

BALANCE, DECEMBER 31, 1995	—	—	—	—	—	—	1,127	11	4,942	—	—	—	(8,061)	(3,108)
Issuance of common stock for cash and services	—	—	—	—	—	—	1	—	59	—	—	—	—	59
Exercise of stock options	—	—	—	—	—	—	3	—	12	—	—	—	—	12
Stock compensation	—	—	—	—	—	—	—	—	126	—	—	—	—	126
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,570)	(2,570)

BALANCE, DECEMBER 31, 1996	—	—	—	—	—	—	1,131	11	5,139	—	—	—	(10,631)	(5,481)
Issuance of common stock for cash and services	—	—	—	—	—	—	548	6	190	—	—	—	—	196
Stock compensation	—	—	—	—	—	—	—	—	2	—	—	—	—	2
Exercise of stock options	—	—	—	—	—	—	27	—	135	—	—	—	—	135
Conversion of notes payable	—	—	—	—	—	—	12	—	60	—	—	—	—	60
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,280)	(2,280)

BALANCE, DECEMBER 31, 1997	—	—	—	—	—	—	1,718	17	5,526	—	—	—	(12,911)	(7,368)
Issuance of common stock for cash and services	—	—	—	—	—	—	2,253	23	12,703	—	—	—	—	12,726
Stock compensation	—	—	—	—	—	—	—	—	150	—	—	—	—	150
Exercise of stock options	—	—	—	—	—	—	68	1	24	—	—	—	—	25
Conversion of notes payable	—	—	—	—	—	—	215	2	1,200	—	—	—	—	1,202
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,331)	(3,331)

BALANCE, DECEMBER 31, 1998	—	—	—	—	—	—	4,254	43	19,603	—	—	—	(16,242)	3,404
Issuance of common stock	—	—	—	—	—	—	162	2	532	—	—	—	—	534
Conversion of notes payable	—	—	—	—	—	—	80	1	994	—	—	—	—	995
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,679)	(5,679)

BALANCE, DECEMBER 31, 1999	—	—	—	—	—	—	4,496	46	21,129	—	—	—	(21,921)	(746)

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

(In thousands)	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C Convertible Preferred Stock Issuable	Series C Convertible Preferred Stock Subscriptions Receivable	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Notes Receivable from Officers	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount			Shares	Amount						Total
Conversion of notes payable	—	—	—	—	—	—	63	1	1,073	—	—	—	—	1,074
Issuance of Series B preferred stock for cash	193	15,000	—	—	—	—	—	—	—	—	—	—	—	15,000
Issuance of common stock for cash, services and notes	—	—	—	—	—	—	4,690	46	33,945	(2,358)	—	—	—	31,633
Discount on notes below market rate	—	—	—	—	—	—	—	—	—	241	—	—	—	241
Accrued interest on notes	—	—	—	—	—	—	—	—	—	(117)	—	—	—	(117)
Purchase of Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(993)	—	—	—	—	(993)
Amount in excess of redemption obligation	—	—	—	—	—	—	—	—	999	—	—	—	—	999
Accretion to redemption value on Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(149)	—	—	—	—	(149)
Stock-based compensation	—	—	—	—	—	—	—	—	9,609	—	—	—	—	9,609
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(24,661)	(24,661)

BALANCE, DECEMBER 31, 2000	193	15,000	—	—	—	—	9,249	93	65,613	(2,234)	—	—	(46,582)	31,890
Issuance of common stock for cash	—	—	—	—	—	—	3,052	30	78,000	—	—	—	—	78,030
Cash received for common stock to be issued	—	—	—	—	—	—	—	—	3,900	—	—	—	—	3,900
Issuance of common stock for services	—	—	—	—	—	—	3	—	60	—	—	—	—	60
Exercise of stock options	—	—	—	—	—	—	1	—	13	—	—	—	—	13
Accrued interest on notes	—	—	—	—	—	—	—	—	—	(189)	—	—	—	(189)
Payments on notes receivable	—	—	—	—	—	—	—	—	—	28	—	—	—	28
Accretion to redemption value on Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(239)	—	—	—	—	(239)
Stock-based compensation	—	—	—	—	—	—	—	—	1,565	—	—	—	—	1,565
Issuance of put option by stockholder	—	—	—	—	—	—	—	—	(2,949)	—	—	—	—	(2,949)
Record merger of entities	—	—	—	—	—	—	—	—	171,154	—	—	—	—	171,154
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(48,245)	(48,245)

BALANCE, DECEMBER 31, 2001	193	15,000	—	—	—	—	12,305	123	317,117	(2,395)	—	—	(94,827)	235,018
Issuance of common stock for cash	—	—	—	—	—	—	3,922	40	58,775	—	—	—	—	58,815
Issuance of common stock for cash already received	—	—	—	—	—	—	234	2	(2)	—	—	—	—	—
Issuance of stock award to employee	—	—	—	—	—	—	3	—	84	—	—	—	—	84
Cash received for common stock issuable	—	—	—	—	—	—	—	—	98	—	—	—	—	98
Accrued interest on notes	—	—	—	—	—	—	—	—	—	(229)	—	—	—	(229)
Payments on notes receivable	—	—	—	—	—	—	—	—	—	1,314	—	—	—	1,314
Beneficial conversion feature of Series B convertible preferred stock	—	—	—	—	—	—	—	—	1,421	—	—	—	—	1,421
Deemed dividend related to beneficial conversion feature of Series B convertible preferred stock	—	—	—	—	—	—	—	—	(1,421)	—	—	—	—	(1,421)
Accretion to redemption value on Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(251)	—	—	—	—	(251)
Stock-based compensation	—	—	—	—	—	—	—	—	268	—	—	—	—	268
Put option redemption by stockholder	—	—	—	—	—	—	—	—	1,921	—	—	—	—	1,921
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(206,265)	(206,265)

BALANCE, DECEMBER 31, 2002	193	15,000	—	—	—	—	16,464	165	378,010	(1,310)	—	—	(301,092)	90,773

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

(In thousands)	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C Convertible Preferred Stock Issuable	Series C Convertible Preferred Stock Subscriptions Receivable	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Notes Receivable from Officers	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount			Shares	Amount						Total
Issuance of Series C convertible preferred stock subscriptions	—	—	—	—	50,000	(50,000)	—	—	—	—	—	—	—	—
Cash collected on Series C convertible preferred stock subscriptions	—	—	—	—	—	31,847	—	—	—	—	—	—	—	31,847
Issuance of common stock for cash	—	—	—	—	—	—	3,494	35	49,965	—	—	—	—	50,000
Non-cash compensation expense of officer resulting from stockholder contribution	—	—	—	—	—	—	—	—	70	—	—	—	—	70
Issuance of common stock for cash already received	—	—	—	—	—	—	17	—	—	—	—	—	—	—
Notes receivable by stockholder issued to officers			—	—	—	—	—	—	225	—	(225)	—	—	—
Accrued interest on notes	—	—	—	—	—	—	—	—	—	(102)	(3)	—	—	(105)
Beneficial conversion feature of Series B convertible preferred stock	—	—	—	—	—	—	—	—	1,017	—	—	—	—	1,017
Deemed dividend related to beneficial conversion feature of Series B convertible preferred stock	—	—	—	—	—	—	—	—	(1,017)	—	—	—	—	(1,017)
Accretion to redemption value on Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(253)	—	—	—	—	(253)
Stock-based compensation	—	—	—	—	—	—	—	—	4,501	—	—	—	—	4,501
Put shares sold to majority stockholder	—	—	—	—	—	—	—	—	623	—	—	—	—	623
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(65,879)	(65,879)

BALANCE, DECEMBER 31, 2003	193	15,000	—	—	50,000	(18,153)	19,975	200	433,141	(1,412)	(228)	—	(366,971)	111,577
Issuance of Series C convertible preferred stock for cash	—	—	356	18,153	(18,153)	18,153	—	—	—	—	—	—	—	18,153
Issuance of Series C convertible preferred stock for cash already received	—	—	624	31,847	(31,847)	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	86	—	1,079	—	—	—	—	1,079
Exercise of warrants	—	—	—	—	—	—	4	—	46	—	—	—	—	46
Accrued interest on notes	—	—	—	—	—	—	—	—	—	(107)	—	—	—	(107)
Repayment of notes receivable by stockholder issued to officers	—	—	—	—	—	—	—	—	(225)	—	228	—	—	3
Repayment of stock note receivable	—	—	—	—	—	—	(90)	(1)	(1,518)	1,519	—	—	—	—
Conversion of Series A convertible preferred stock to common stock	—	—	—	—	—	—	891	9	5,239	—	—	—	—	5,248
Conversion of Series B convertible preferred stock to common stock	(193)	(15,000)	—	—	—	—	811	8	14,992	—	—	—	—	—
Conversion of Series C convertible preferred stock to common stock	—	—	(980)	(50,000)	—	—	4,464	45	49,955	—	—	—	—	—
Issuance of common shares in exchange for warrants	—	—	—	—	—	—	22	—	—	—	—	—	—	—
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	36	—	430	—	—	—	—	430
Net proceeds from initial public offering	—	—	—	—	—	—	6,557	66	83,110	—	—	—	—	83,176
Beneficial conversion feature of Series B convertible preferred stock	—	—	—	—	—	—	—	—	19,822	—	—	—	—	19,822
Deemed dividends related to beneficial conversion feature of Series B and Series C convertible preferred stock	—	—	—	—	—	—	—	—	(19,822)	—	—	—	—	(19,822)
Accretion to redemption value on Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(60)	—	—	—	—	(60)
Stock-based compensation	—	—	—	—	—	—	—	—	6,810	—	—	—	—	6,810
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(75,992)	(75,992)

BALANCE, DECEMBER 31, 2004	—	—	—	—	—	—	32,756	327	592,999	—	—	—	(442,963)	150,363

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

(In thousands)	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C Convertible Preferred Stock Issuable	Series C Convertible Preferred Stock Subscriptions Receivable	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Notes Receivable from Officers	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount			Shares	Amount						Total
Issuance of common shares in exchange for warrants	—	—	—	—	—	—	24	—	245	—	—	—	—	245
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	58	1	494	—	—	—	—	495
Exercise of stock options	—	—	—	—	—	—	304	3	1,948	—	—	—	—	1,951
Issuance of stock awards to consultants	—	—	—	—	—	—	40	1	(146)	—	—	—	—	(145)
Issuance of stock and warrants for cash	—	—	—	—	—	—	17,132	171	170,063	—	—	—	—	170,234
Stock-based compensation	—	—	—	—	—	—	—	—	(1,828)	—	—	—	—	(1,828)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(114,338)	(114,338)

BALANCE, DECEMBER 31, 2005	—	—	—	—	—	—	50,314	503	763,775	—	—	—	(557,301)	206,977
Exercise of warrants	—	—	—	—	—	—	339	3	2,691	—	—	—	—	2,694
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	86	1	980	—	—	—	—	981
Exercise of stock options	—	—	—	—	—	—	263	3	2,309	—	—	—	—	2,312
Cancellation of common shares for stock notes receivable	—	—	—	—	—	—	(844)	(8)	8	—	—	—	—	—
Issuance of stock for cash	—	—	—	—	—	—	23,000	230	384,440	—	—	—	—	384,670
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	102	1	(341)	—	—	—	—	(340)
Issuance of common shares pursuant to research agreement	—	—	—	—	—	—	100	1	2,073	—	—	—	—	2,074
Stock-based compensation	—	—	—	—	—	—	—	—	14,667	—	—	—	—	14,667
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(230,548)	(230,548)

BALANCE, DECEMBER 31, 2006	—	—	—	—	—	—	73,360	734	1,170,602	—	—	—	(787,849)	383,487
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	124	1	1,064	—	—	—	—	1,065
Exercise of stock options	—	—	—	—	—	—	607	6	4,917	—	—	—	—	4,923
Issuance of stock awards to consultants	—	—	—	—	—	—	30	—	123	—	—	—	—	123
Issuance of stock for cash	—	—	—	—	—	—	27,014	270	249,480	—	—	—	—	249,750
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	146	2	(526)	—	—	—	—	(524)
Issuance of common shares pursuant to research agreement	—	—	—	—	—	—	100	1	943	—	—	—	—	944
Stock-based compensation	—	—	—	—	—	—	—	—	17,522	—	—	—	—	17,522
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(293,190)	(293,190)

BALANCE, DECEMBER 31, 2007	—	—	—	—	—	—	101,381	1,014	1,444,125	—	—	—	(1,081,039)	364,100

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

(In thousands)	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C Convertible Preferred Stock Issuable	Series C Convertible Preferred Stock Subscriptions Receivable	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Notes Receivable from Officers	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount			Shares	Amount						Total
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	349	4	896	—	—	—	—	900
Issuance of stock awards to consultants	—	—	—	—	—	—	30	—	(18)	—	—	—	—	(18)
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	248	2	(317)	—	—	—	—	(315)
Stock-based compensation	—	—	—	—	—	—	—	—	24,811	—	—	—	—	24,811
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	295	—	295
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(303,039)	(303,039)

BALANCE, DECEMBER 31, 2008	—	—	—	—	—	—	102,008	1,020	1,469,497	—	—	295	(1,384,078)	86,734
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	323	3	1,397	—	—	—	—	1,400
Issuance of stock for cash	—	—	—	—	—	—	8,360	84	59,640	—	—	—	—	59,724
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	2,240	22	(7,023)	—	—	—	—	(7,001)
Exercise of stock options	—	—	—	—	—	—	94	1	382	—	—	—	—	383
Stock-based compensation	—	—	—	—	—	—	—	—	20,219	—	—	—	—	20,219
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(581)	—	(581)
Unrealized gain on foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(220,104)	(220,104)

BALANCE, DECEMBER 31, 2009	—	—	—	—	—	—	113,025	1,130	1,544,112	—	—	(281)	(1,604,182)	(59,221)
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	288	3	1,602	—	—	—	—	1,605
Issuance of stock for cash	—	—	—	—	—	—	2,100	21	14,314	—	—	—	—	14,335
Issuance of stock in exchange for cancelling an equal amount of note payable to related party	—	—	—	—	—	—	2,100	21	16,660	—	—	—	—	16,681
Issuance of stock under share lending agreement	—	—	—	—	—	—	9,000	90	71	—	—	—	—	161
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	962	10	(3,402)	—	—	—	—	(3,392)
Exercise of stock options	—	—	—	—	—	—	318	3	921	—	—	—	—	924
Stock-based compensation	—	—	—	—	—	—	—	—	13,580	—	—	—	—	13,580
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	361	—	361
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(170,560)	(170,560)

BALANCE, DECEMBER 31, 2010	—	—	—	—	—	—	127,793	1,278	1,587,858	—	—	74	(1,774,742)	(185,532)

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

(In thousands)	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C Convertible Preferred Stock Issuable	Series C Convertible Preferred Stock Subscriptions Receivable	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Notes Receivable from Officers	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount			Shares	Amount						Total
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	283	3	766	—	—	—	—	769
Issuance of stock for cash	—	—	—	—	—	—	1,400	14	9,526	—	—	—	—	9,540
Issuance of stock in exchange for cancelling an equal amount of note payable to related party	—	—	—	—	—	—	1,400	14	11,102	—	—	—	—	11,116
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	433	4	(547)	—	—	—	—	(543)
Exercise of stock options	—	—	—	—	—	—	214	2	626	—	—	—	—	628
Stock-based compensation	—	—	—	—	—	—	—	—	11,204	—	—	—	—	11,204
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(27)	—	(27)
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(160,804)	(160,804)

BALANCE, DECEMBER 31, 2011	—	—	—	—	—	—	131,523	1,315	1,620,535	—	—	44	(1,935,546)	(313,652)
Exercise of stock options	—	—	—	—	—	—	3	—	9	—	—	—	—	9
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	886	9	(915)	—	—	—	—	(906)
Issuance of common shares pursuant to underwritten public offerings	—	—	—	—	—	—	81,938	819	166,045	—	—	—	—	166,864
Issuance of common shares in exchange for cancelling equal amounts of note payable to related party	—	—	—	—	—	—	71,250	713	183,824	—	—	—	—	184,537
Fair value of forward purchase contracts	—	—	—	—	—	—	—	—	1,237	—	—	—	—	1,237
Issuance of common shares pursuant to litigation settlement	—	—	—	—	—	—	225	2	436	—	—	—	—	438
Commitment to deliver common shares pursuant to litigation settlement to additional paid-in capital	—	—	—	—	—	—	—	—	6,056	—	—	—	—	6,056
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	211	2	860	—	—	—	—	862
Stock-based compensation	—	—	—	—	—	—	—	—	13,292	—	—	—	—	13,292
Cumulative translation (loss) gain	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Reclassification adjustment for gains (losses) included in net loss	—	—	—	—	—	—	—	—	—	—	—	(48)		(48)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(169,366)	(169,366)

BALANCE, DECEMBER 31, 2012	—	$—	—	$—	—	—	286,035	$2,860	$1,991,379	$—	$—	$(6)	$(2,104,912)	$(110,679)

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,			Cumulative Period from February 14, 1991 (Date of Inception) to December 31, 2012
	2010	2011	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(170,560)	$(160,804)	$(169,366)	$(2,104,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion	17,324	15,912	14,402	126,777
Stock-based compensation expense	13,580	11,204	13,292	137,918
Stock expense for shares issued pursuant to research agreement	—	—	—	3,018
Loss (gain) on sale, abandonment/disposal or impairment of property and equipment	—	(4)	682	24,253
Accrued interest on investments, net of amortization of premiums (discounts)	—	—	—	(191)
In-process research and development	—	—	—	19,726
Goodwill impairment	—	—	—	151,428
Loss on available-for-sale securities	644	—	117	990
Fair value of forward purchase contract	—	—	1,237	1,237
Common shares issued pursuant to litigation settlement	—	—	438	438
Commitment to deliver common shares pursuant to litigation settlement	—	—	6,056	6,056
Other, net	(6)	(3)	(2)	1,099
Changes in assets and liabilities:
State research and development credit exchange receivable	1,115	830	(290)	(763)
Prepaid expenses and other current assets	823	224	(1,545)	(2,570)
Other assets	267	87	—	(230)
Accounts payable	(4,287)	2,672	44	4,418
Accrued expenses and other current liabilities	(7,554)	6,045	15,075	35,049
Other liabilities	—	—	—	(2)

Net cash used in operating activities	(148,654)	(123,837)	(119,860)	(1,596,261)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(4,178)	—	—	(796,779)
Sales and maturities of marketable securities	2,000	3,828	—	796,393
Purchase of property and equipment	(9,542)	(6,858)	(637)	(327,746)
Proceeds from sale of property and equipment	—	93	77	454

Net cash used in investing activities	(11,720)	(2,937)	(560)	(327,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants for cash	17,025	10,941	167,735	1,397,756
Collection of Series C convertible preferred stock subscriptions receivable	—	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	—	15,000
Cash received for common stock to be issued	—	—	—	3,900
Repurchase of common stock	—	—	—	(1,028)
Put shares sold to majority stockholder	—	—	—	623
Borrowings under lines of credit	—	—	—	4,220
Proceeds from notes receivables	—	—	—	1,742
Borrowings on notes payable from related party	87,000	53,000	12,750	387,750
Principal payments on notes payable to principal stockholder	—	—	—	(70,000)
Borrowings on notes payable	—	—	—	3,460
Principal payments on notes payable	—	—	—	(1,667)
Proceeds from senior convertible notes	95,783	—	—	207,050
Payment of employment taxes related to vested restricted stock units	(3,392)	(547)	(906)	(13,027)

Net cash provided by financing activities	196,416	63,394	179,579	1,985,779

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,			Cumulative Period from February 14, 1991 (Date of Inception) to December 31, 2012
	2010	2011	2012
	(In thousands)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$36,042	$(63,380)	$59,159	$61,840
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,019	66,061	2,681	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$66,061	$2,681	$61,840	$61,840

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$—	$—	$—	$26
Interest paid in cash, net of amounts capitalized to Construction in progress	13,662	17,248	9,755	59,152
Accretion on redeemable convertible preferred stock	—	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	—	171,154
Issuance of common stock for notes receivable	—	—	—	2,758
Issuance of put option by stockholder	—	—	—	(2,949)
Put option redemption by stockholder	—	—	—	1,921
Issuance of Series C convertible preferred stock subscriptions	—	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	—	(5,248)
Non-cash construction in progress and property and equipment	1,742	250	4,072	4,072
Capitalization of interest on note payable to related party	—	—	14,219	14,219
Reduction of principal on note payable to related party upon issuance of common stock and warrants	16,681	11,116	184,537	212,334
Forward purchase contracts contribution to additional paid-in capital	—	—	29,317	29,317
Reclassification of forward purchase contracts to additional paid-in capital	—	—	28,080	28,080

In connection with the Company’s initial public offering, all shares of Series B and Series C convertible preferred stock, in the amount of $15.0 million and $50.0 million, respectively, automatically converted into common stock in August 2004.

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED STATEMENTS

1. Description of business and basis of presentation

Business — MannKind Corporation and subsidiaries (the “Company”) is a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes. The Company’s lead product candidate, AFREZZA, (insulin human [rDNA origin]) inhalation powder, is an ultra rapid-acting insulin therapy that is in late-stage clinical investigation for the treatment of adults with type 1 or type 2 diabetes for the control of hyperglycemia.

AFREZZA consists of the Company’s proprietary Technosphere particles onto which insulin molecules are loaded. These loaded particles are then aerosolized and inhaled deep into the lung using the Company’s AFREZZA inhaler.

Basis of Presentation — The Company is considered to be in the development stage as its primary activities and since incorporation has been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. It is costly to develop therapeutic products and conduct clinical trials for the Company’s products. Since its inception through December 31, 2012, the Company has reported accumulated net losses of $2.1 billion, which include a goodwill impairment charge of $151.4 million (see Note 2), and cumulative negative cash flow from operations of $1.6 billion. At December 31, 2012, the Company’s capital resources consisted of cash and cash equivalents of $61.8 million.

In October 2007, the Company entered into a $350.0 million loan arrangement with its principal stockholder, The Mann Group, LLC (“The Mann Group”). In December 2012, the Company amended and restated the promissory note underlying the loan arrangement to, among other things, extend the maturity date of the promissory note to January 1, 2014, extend the date through which the Company can borrow under the promissory note to September 30, 2013, and adjust the annual interest rate on all outstanding principal to the one-year London Interbank Offered Rate (LIBOR) on December 31, 2012 plus 5%, effective January 1, 2013 (see Note 6 — Related-party arrangements).

In October 2012, concurrently with an underwritten public offering (see Note 10 — Common and preferred stock), The Mann Group agreed to purchase $107.4 million worth of restricted shares of common stock and restricted warrants in exchange for cancellation of principal under the $350.0 million amended and restated promissory note, the closing of which was completed in December 31, 2012. Following the cancellation of the principal amount and the capitalization of the accrued and unpaid interest, the total principal amount outstanding under the amended and restated promissory note was $119.6 million, and the Company had $125.4 million available for borrowing under the amended and restated promissory note (see Note 6 — Related-party arrangements). On December 15, 2013, $115.0 million aggregate principal will be due under the 3.75% Senior Convertible Notes for unconverted securities on that date (see Note 7 — Senior convertible notes).

Based upon the Company’s current expectations, management believes the Company’s existing capital resources, including the available borrowings under our loan arrangement with The Mann Group, as amended, will enable it to continue planned operations through at least the third quarter of 2013. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company will need to raise additional capital, whether through the sale of equity or debt securities, a strategic business collaboration with a pharmaceutical company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to continue the development and commercialization of AFREZZA and other product candidates and to support its other ongoing activities. However, the Company cannot provide assurances that such additional capital will be available whether through the sale of equity or debt securities, a strategic business collaboration with a pharmaceutical company, the establishment of other funding facilities, licensing arrangements, asset sales or other means. This raises substantial doubt about the Company’s ability to continue as

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Segment Information — In accordance with Accounting Standards Codification (“ASC”) 280-10-50 Segment Reporting, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as one segment operating primarily in the United States of America.

2. Summary of significant accounting policies

Financial Statement Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The more significant estimates reflected in these accompanying financial statements involve assessing long-lived assets for impairment, accrued expenses, including clinical trial expenses, valuation of forward purchase contracts, valuation of stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. Cash and cash equivalents consist primarily of interest-bearing accounts and are regularly monitored by management and held in high credit quality institutions.

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

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 – Significant inputs to the valuation model are unobservable.

Goodwill and Identifiable Intangibles — As a result of the merger with AlleCure and CTL on December 12, 2001, as described in Note 1, goodwill of $151.4 million was recorded at the entity level in 2001. Upon adoption of ASC 350-10 Intangibles- Goodwill and Other, the Company adopted a policy of testing goodwill and intangible assets with indefinite lives for impairment at least annually, as of December 31, with any related impairment losses being recognized in earnings when identified. In December 2002 the Company concluded that the major AlleCure product development program should be terminated and that the clinical trials of the CTL product should be halted and returned to the research stage. As a result of this determination, the Company closed the CTL facility and reduced headcount for AlleCure and CTL by approximately 50%. In connection with the annual test for impairment of goodwill as of December 31, 2002, the Company determined that on the basis of the internal study, the goodwill recorded for the AlleCure and CTL units was potentially impaired. The Company performed the second step of the annual impairment test as of December 31, 2002 for each of the potentially impaired reporting units and estimated the fair value of the AlleCure and CTL programs using the expected present value of future cash flows which were expected to be negligible. Accordingly, the goodwill balance of $151.4 million was determined to be fully impaired and an impairment loss was recorded in 2002. Subsequent to December 31, 2002, the Company had no goodwill or intangibles with indefinite lives included on its balance sheets.

Property and Equipment — Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the term of the lease or the service lives of the improvements, whichever is shorter. Assets under construction are not depreciated until placed into service.

Impairment of Long-Lived Assets — The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with ASC 360-10-35 Property Plant and Equipment. Assets are considered to be impaired if the carrying value may not be recoverable based upon management’s assessment of the following events or changes in circumstances:

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

If the Company believes an asset to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Any write-downs would be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. No asset impairment was recognized during the years ended December 31, 2010, 2011 and 2012, respectively.

Accounts Payable and Accrued Expenses — All liabilities, including accounts payable and accrued expenses, are recorded consistent with the definition of liabilities and accrual accounting.

Income Taxes — Provisions for federal, foreign, state, and local income taxes are calculated on pre-tax income based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Deferred income tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is recorded to reduce net deferred income tax assets to amounts that are more likely than not to be realized (see Note 15).

Income tax positions are considered for uncertainty in accordance with ASC 740-10-25 Income Taxes, The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no liabilities for uncertain income tax positions have been recorded. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, the Company recognizes an expense for the amount of the penalty in the period the tax position is claimed in the tax return of the company. The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense, if any. Penalties, if probable and reasonably estimable, are recognized as a component of income tax expense.

Significant management judgment is involved in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Due to uncertainties related to the realization of the Company’s deferred tax assets as a result of its history of operating losses, a valuation allowance has been established against the gross deferred tax asset balance. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, a change in the valuation allowance may be needed, which could materially impact the Company’s financial position and results of operations.

Contingencies — Contingencies are recorded in accordance with ASC 450 Contingencies. Accordingly, the Company records a loss contingency for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Stock-Based Compensation — As of December 31, 2012, the Company had three active stock-based compensation plans, which are described more fully in Note 12. The Company accounts for all share-based payments to employees, including grants of stock awards and the compensatory elements of the employee stock purchase plan in accordance with ASC 718 Compensation- Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of stock options, restricted stock units, performance-based awards and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon the fair value of the awards at the grant date. The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options and the compensatory elements

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of employee stock purchase plans. Restricted stock units are valued based on the market price on the grant date. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

Warrants — The Company has issued warrants to purchase shares of its common stock. Warrants have been accounted for within equity in accordance with the provisions of ASC 815-40 Derivatives and Hedging, Contracts in an Entity’s Own Stock, previously EITF Issue No. 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

Forward Contracts — The Company has entered into agreements with The Mann Group whereby the Company agreed to sell and The Mann Group agreed to purchase common stock and/or warrants. These agreements have been accounted for as forward contracts, having met the definition of derivative instruments in accordance with the provisions of ASC 815 Derivatives and Hedging. The Company determines the fair value of the forward contract upon its issuance, records fair value adjustments of the forward contract to Other income (expense) during the reporting period and through the settlement of the forward contract, and reclassifies the forward contract to equity upon settlement of the forward contract.

Comprehensive Income (Loss) — Other comprehensive income (loss) (OCI) is recorded in accordance with ASC 220-10-45 Comprehensive Income, which requires that all components of comprehensive income (loss) be reported in the financial statements in the period in which they are recognized. OCI includes certain changes in stockholders’ equity that are excluded from net income. Specifically, the Company includes in OCI unrealized gains and losses on its available-for-sale securities and cumulative translation gains and losses.

Research and Development Expenses — Research and development expenses consist primarily of costs associated with the clinical trials of the Company’s product candidates, manufacturing supplies and other development materials, including raw material purchases of insulin, compensation and other expenses for research and development personnel, costs for consultants and related contract research, facility costs, and depreciation. Research and development costs, which are net of any tax credit exchange recognized for the Connecticut state research and development credit exchange program, are expensed as incurred consistent with ASC 730-10 Research and Development.

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

Interest Expense — Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest expense, net of interest capitalized, for the years ended December 31, 2010, 2011 and 2012 was $17.4 million, $21.8 million and $21.6 million,

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Interest costs capitalized was not significant for the year ended December 31, 2010 and were $0.4 million and $0.3 million for the years ended December 31, 2011 and 2012, respectively.

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

Exit or Disposal Activities — The obligations related to exit or disposal activities, including reductions in force, are accounted for in accordance with ASC 420-10-30 Exit or Disposal Cost Obligations, (“ASC 420-10-30”). In accordance with ASC 420-10-30, a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred and establishes that fair value is the objective for initial measurements of the liability.

Recently Issued Accounting Standards — In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): “Presentation of Comprehensive Income.” This update improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This update is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05. This update deferred only those changes in ASU No. 2011-05 that related to the presentation of reclassification adjustments. In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. These amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. These amendments provide for additional disclosure requirements for amounts reclassified out of accumulated other comprehensive income. These amendments are effective prospectively for interim and annual periods beginning after December 15, 2012. Early adoption is permitted. Effective January 1, 2012, the Company adopted the new requirements as set forth in ASU No. 2011-05 in the disclosure of comprehensive income on the Company’s consolidated financial statements. The Company is evaluating the impact, if any, of the adoption of ASU No. 2013-02 will have on the Company’s consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 for Fair Value Measurement (Topic 820): “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This update addresses how to measure fair value and requires new disclosures about fair value measurements. The amendments in this update are effective for interim and annual periods beginning after December 15, 2011. Effective the quarter ended March 31, 2012, the Company adopted the requirements as set forth in this guidance.

3. State research and development credit exchange receivable

The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. During the years ended December 31, 2010, 2011 and 2012, research and development expenses were offset by $385,000, $609,000 and $289,000, respectively, in connection with the program.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Property and equipment

Property and equipment consist of the following (dollar amounts in thousands):

	Estimated Useful Life (Years)	December 31,
		2011	2012
Land	—	$5,273	$5,273
Buildings	39-40	54,948	54,948
Building improvements	5-40	114,247	114,245
Machinery and equipment	3-15	83,476	81,382
Furniture, fixtures and office equipment	5-10	5,249	5,239
Computer equipment and software	3	13,049	11,840
Leasehold improvements		53	17
Construction in progress		8,498	12,266

		284,793	285,210
Less accumulated depreciation and amortization		(91,764)	(101,249)

Property and equipment — net		$193,029	$183,961

Leasehold improvements are amortized over four years which is the shorter of the term of the lease or the service lives of the improvements. Depreciation and amortization expense related to property and equipment for the years ended December 31, 2010, 2011 and 2012, and the cumulative period from February 14, 1991 (date of inception) to December 31, 2012 was $16.5 million, $14.6 million, $13.0 million and $121.8 million, respectively.

No asset impairment was recognized during the years ended December 31, 2010, 2011 and 2012.

In December 2009, the Company recognized a loss on disposal of approximately $12.8 million in research and development expense related to the abandonment of first-generation inhaler specific assets which would no longer be used as the Company pursued the commercialization of the next-generation device.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	December 31,
	2011	2012
Salary and related expenses	$8,997	$10,074
Research and clinical trial costs	2,383	5,995
Accrued interest	8,262	4,533
Construction in progress	—	3,878
Other	1,094	1,297

Accrued expenses and other current liabilities	$20,736	$25,777

6. Related-party arrangements

In October 2007, the Company entered into a $350.0 million loan arrangement with its principal stockholder. In February 2009, the promissory note underlying the loan arrangement was revised as a result of the principal stockholder being licensed as a finance lender under the California Finance Lenders Law. Accordingly, the lender was revised to The Mann Group. Until January 1, 2013, interest on outstanding principal amounts accrued

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at a fixed rate equal to the one-year London Interbank Offered Rate (LIBOR) rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum. The borrowing rate was 4.5% at December 31, 2012. The promissory note underlying the loan arrangement was amended at various dates during 2012. The most recent amendment occurred in October 2012 to extend the maturity date to January 1, 2014, extend the date through which the Company can borrow under the promissory note to September 30, 2013, and adjust the annual interest rate on all outstanding principal to the one-year LIBOR rate on December 31, 2012 plus 5%, effective beginning on January 1, 2013.

As of December 31, 2012, the total principal amount outstanding under the credit facility was $119.6 million, and the amount available for future borrowings was $125.4 million. Interest is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as the Company and The Mann Group mutually agree. All or any portion of accrued and unpaid interest that becomes due and payable may be paid-in-kind and capitalized at any time upon mutual agreement of both parties. The Mann Group can require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If The Mann Group exercises this right, the Company will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances (see discussion regarding letter agreement below).

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

On February 8, 2012, the Company sold $86.3 million worth of units in an underwritten public offering, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock. Concurrent with this public offering, The Mann Group agreed to purchase $77.2 million worth of restricted shares of common stock to be paid, at the discretion of the Company, by cash or by cancellation of principal indebtedness under the amended loan arrangement, subject to stockholder approval to increase the number of authorized shares. In May 2012, the Company’s stockholders approved an increase in the authorized shares of common stock from 250,000,000 to 350,000,000. On June 27, 2012, the Company completed the closing of the sale of 31,250,000 share of its common stock through the cancellation of outstanding indebtedness under the loan agreement (see Note 10 – Common and preferred stock).

In October 2012, the Company sold $92.0 million worth of units in an underwritten public offering, with each unit to purchase one share of common stock and a warrant to purchase at 0.75 of a share of common stock. Concurrent with the underwritten public offering, the Company entered into a Common Stock and Warrant Purchase Agreement on October 18, 2012, in which the Company was required to issue and sell and The Mann Group was obligated to purchase 40,000,000 restricted shares of the Company’s common stock at a purchase price of $2.59 per share (the consolidated closing bid price of the Company’s common stock on October 17, 2012), and 40,000,000 warrants to purchase up to an aggregate of 30,000,000 restricted shares of the Company’s common stock at a purchase price of $0.125 for each share of the Company’s common stock underlying the warrants, in exchange for cancellation of outstanding principal under the $350 million amended and restated promissory note with The Mann Group.

The restricted shares sold to The Mann Group may not be sold, pledged, assigned or transferred unless (i) the shares have been registered with the Securities and Exchange Commission (“SEC”) or (ii) the restricted shares are exempt from SEC registration requirements and the company has obtained an opinion from the company’s counsel that the shares may be sold lawfully without registration.

As a result of the special meeting of the Company’s stockholders held on December 20, 2012 in which the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to increase the authorized shares of its common stock from 350,000,000 shares to 550,000,000 shares, the Company completed the closing of the Common Stock and Warrant Purchase Agreement entered into with The Mann Group on October 18, 2012. The aggregate purchase price for the shares and warrants that the Company issued to The Mann Group was approximately $107.4 million and was paid for by cancelling principal indebtedness owed to The Mann Group under the amended and restated promissory note. The cancelled principal amount became available for reborrowing. Additionally, in accordance with the terms of the note, the Company elected to capitalize the accrued and unpaid interest on the cancelled principal amount that became due upon the closing (see Note 10 – Common and preferred stock).

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal amount outstanding under the loan arrangement as of December 31, 2011 and 2012, respectively, subsequent to the completion of the common stock purchase agreements was as follows (in thousands):

Principal amount outstanding at December 31, 2011	$277,203
Borrowings	12,750
Capitalization of accrued and unpaid interest due and payable as of June 27, 2012	11,876
Reduction of principal indebtedness related to the issuance of common stock pursuant to common stock purchase agreement completed on June 27, 2012	(77,187)
Capitalization of accrued and unpaid interest due and payable as of October 18, 2012	2,343
Reduction of principal indebtedness related to the issuance of common stock pursuant to common stock purchase agreement completed on October 18, 2012	(107,350)

Principal amount outstanding at December 31, 2012	$119,635

As of December 31, 2011, the Company had accrued and unpaid interest of $5.9 million related to the amount outstanding and had $45.0 million of available borrowings under the loan agreement. As of December 31, 2012, the Company had accrued and unpaid interest of $2.2 million related to the amount outstanding and had $125.4 million of available borrowings. Interest expense on the Company’s note payable to a related party for the years ended December 31, 2010, 2011 and 2012 was $10.2 million, $10.9 million and $10.5 million, respectively.

In connection with certain meetings of the Company’s board of directors and on other occasions when the Company’s business necessitated air travel for the Company’s principal stockholder and other Company employees, the Company utilized the principal stockholder’s private aircraft, and the Company paid the charter company that manages the aircraft on behalf of the Company’s majority stockholder approximately $230,000, $111,000 and $200,000, respectively, for the years ended December 31, 2010, 2011 and 2012 on the basis of the corresponding cost of commercial airfare.

The Company has entered into indemnification agreements with each of its directors and executive officers, in addition to the indemnification provided for in its amended and restated certificate of incorporation and amended and restated bylaws (see Note 13).

7. Senior convertible notes

Senior convertible notes consist of the following (in thousands):

	December 31,
	2011	2012
2013 notes
Principal amount	$115,000	$115,000
Unaccreted debt issuance expense	(1,140)	(557)

Net carrying amount	113,860	114,443

2015 notes
Principal amount	$100,000	$100,000
Unaccreted debt issuance expense	(3,218)	(2,417)

Net carrying amount	96,782	97,583

Senior convertible notes	$210,642	$212,026

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 18, 2010, the Company completed a Rule 144A offering of $100.0 million aggregate principal amount of 5.75% Senior Convertible Notes due 2015 (the “2015 notes”). The 2015 notes are governed by the terms of an indenture dated as of August 24, 2010 (the “2015 Note Indenture”). The 2015 notes bear interest at the rate of 5.75% per year on the principal amount, payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011. The Company had accrued interest of $2.2 million as of December 31, 2011 and 2012 related to the 2015 notes. The 2015 notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the 2015 notes is August 15, 2015 and payment is due in full on that date for unconverted securities. Holders of the 2015 notes may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 147.0859 shares per $1,000 principal amount, which is equal to a conversion price of approximately $6.80 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the 2015 notes converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of 2015 notes will have the option to require the Company to repurchase all or any portion of such holder’s Notes at a repurchase price of 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any. The Company may elect to redeem some or all of the 2015 notes if the closing stock price has equaled 150% of the conversion price for at least 20 of the 30 consecutive trading days ending on the trading day before the Company’s redemption notice. The redemption price will equal 100% of the principal amount of the 2015 notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a make-whole payment equal to the sum of the present values of the remaining scheduled interest payments through and including August 15, 2015 (other than interest accrued up to, but excluding, the redemption date). The Company will be obligated to make the make-whole payment on all the 2015 notes called for redemption and converted during the period from the date the Company mailed the notice of redemption to and including the redemption date. The Company may elect to make the make-whole payment in cash or shares of its common stock, subject to certain limitations. Under the terms of the 2015 Note Indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the contract, including the make-whole shares, is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the contract period under existing commitments. Applying the Company’s sequencing policy, the Company performed an analysis at the time of the offering of the 2015 notes and each reporting date since and concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was sufficient to deliver the number of shares that could be required to be delivered during the contract period under existing commitments.

The Company incurred approximately $4.2 million in issuance costs which are recorded as an offset to the 2015 notes in the accompanying condensed consolidated balance sheets. These costs are being charged to interest expense using the effective interest method over the term of the 2015 notes.

On December 12, 2006, the Company completed an offering of $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013 (the “2013 notes”), including $15.0 million aggregate principal amount of the 2013 notes sold pursuant to the underwriters’ over-allotment option that was exercised in full. The 2013 notes are governed by the terms of an indenture dated as of November 1, 2006 and a First Supplemental Indenture, dated as of December 12, 2006 (the “2013 Note Indenture”). The 2013 notes bear interest at the rate of 3.75% per year on the principal amount, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2007. The Company had accrued interest of $192,000 as of December 31, 2011 and 2012. The 2013 notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt, and to the debt and all other liabilities of the Company. The maturity date of the 2013 notes is December 15, 2013 and payment is due in full on that date for unconverted securities. Holders may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding 2013 notes into shares of the Company’s common stock at an initial conversion rate of 44.5002 shares per $1,000 principal amount of 2013 notes, which is equal to a conversion price of approximately $22.47 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the 2013 notes converted in connection with a fundamental change by increasing the conversion rate on such 2013 notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of the 2013 notes will have the option to require the Company to repurchase all or any portion of such holder’s 2013 notes at a repurchase price of 100% of the principal amount of the 2013 notes to be repurchased plus accrued and unpaid interest, if any. Under the terms of the 2013 Note Indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the contract, including the make-whole shares, is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the contract period under existing commitments. Applying the Company’s sequencing policy, the Company performed an analysis at the time of the offering of the 2013 notes and each reporting date since and concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was sufficient to deliver the number of shares that could be required to be delivered during the contract period under existing commitments.

The Company incurred approximately $3.7 million in debt issuance costs which are recorded as an offset to the debt in the accompanying balance sheet. These costs are being charged to interest expense using the effective interest method over the term of the 2013 notes.

Accretion of debt issuance expense in connection with the Notes offerings during the years ended December 31, 2011 and 2012 were $1.3 million and $1.4 million, respectively.

8. Restructuring charges

On February 10, 2011, the Company announced that following receipt of the Complete Response letter from the United States Food and Drug Administration (“FDA”) regarding the new drug application (“NDA”) for AFREZZA, it implemented a restructuring to streamline operations, reduce operating expenses, extend the cash runway and focus its resources on securing the FDA’s approval of the NDA for AFREZZA. In connection with the restructuring, the Company reduced its total workforce by approximately 41% to 257 employees. The Company recorded charges of approximately $6.7 million for employee severance and other related termination benefits and recognized an initial liability of $6.7 million in February 2011, which approximated fair value.

Workforce Reduction
Restructuring Balance, February 10, 2011	$6,659
Cash payments	(6,189)
Adjustment	(403)

Restructuring Balance, December 31, 2011	$67
Adjustment	(67)

Restructuring Balance, December 31, 2012	$—

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

The net $6.3 million of costs associated with the restructuring are included in “Research and development” and “General and administrative” operating expenses in the consolidated statements of operations as $4.7 million and $1.6 million, respectively, for the year ended December 31, 2011.

9. Fair Value of Financial Instruments

The carrying amounts of financial instruments, which include cash equivalents and accounts payable, approximate their fair values due to their relatively short maturities. The fair value of the note payable to related party cannot be reasonably estimated as the Company would not be able to obtain a similar credit arrangement in the current economic environment.

Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash. As of December 31, 2011 and 2012, the Company held $2.7 million and $61.8 million, respectively of cash and cash equivalents, consisting of money market funds of $0.6 million and $60.8 million, respectively, and the remaining funds in non-interest bearing checking accounts. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

The following is a summary of the carrying values and estimated fair values of the Company’s senior convertible notes due in 2013 and 2015 (in millions).

	December 31, 2011		December 31, 2012
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
2013 notes	$113.9	$61.0	$114.4	$81.9
2015 notes	$96.8	$60.8	$97.6	$63.2

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

The estimated fair values in connection with the February 2012 The Mann Group Common Stock Purchase Agreement (“The February 2012 Forward Purchase Contract”) and the October 2012 The Mann Group Common Stock and Warrant Purchase Agreement (“The October 2012 Forward Purchase Contract”) was based on forward purchase contract valuations (Level 3 in the fair value hierarchy). See Note 10 — Common and preferred stock for further discussion.

The following roll-forward provides a summary of the changes in fair value of the Company’s Level 3 forward purchase contracts during the year ended December 31, 2012 (in thousands) :

	The February 2012 Forward Purchase Contract	The October 2012 Forward Purchase Contract	Total
Beginning Balance	$—	$—	$—
Issuance	1,080	28,237	29,317
Adjustments to fair value included in other income (expense)	12,011	(13,248)	(1,237)
Transfers to additional paid-in-capital	(13,091)	(14,989)	(28,080)

Ending Balance	$—	$—	$—

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

Public Equity Offerings — On August 5, 2009, the Company sold 8,360,000 shares of its common stock, including 960,000 shares sold pursuant to the full exercise of an over-allotment option granted to the underwriters of the offering, at a public offering price of $7.35 per share. The Company’s principal stockholder purchased 1,000,000 of these shares from the underwriters at a price per share of $8.11. The sale of common stock resulted in aggregate net proceeds to the Company of approximately $59.7 million after deducting offering expenses.

Included in the common stock outstanding as of December 31, 2010, 2011 and 2012 are 9,000,000 shares of common stock loaned to Bank of America under a share lending agreement in connection with the offering of the $100.0 million aggregate principal amount of 2015 notes (see Note 7). Bank of America is obligated to return the borrowed shares (or, in certain circumstances, the cash value thereof) to the Company on or about the 45th business day following the date as of which the entire principal amount of the notes ceases to be outstanding, subject to extension or acceleration in certain circumstances or early termination at Bank of America’s option. The Company did not receive any proceeds from the sale of the borrowed shares by Bank of America, but the Company did receive a nominal lending fee of $0.01 per share from Bank of America for the use of borrowed shares.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 10, 2010, the Company entered into an agreement with Seaside for the sale of up to 18,200,000 shares of common stock in increments of 700,000 shares on a bi-weekly basis with the first closing date scheduled for September 22, 2010 provided that certain conditions are met, including for a particular closing to take place, the ten-day volume weighted average trading price for the Company’s common stock immediately prior to such closing must be at least $6.50 per share. If the ten-day volume weighted average trading price for a particular closing was below $6.50 per share, then that closing did not occur and the aggregate number of shares to be purchased was reduced by 700,000 shares. The purchase price per share at each closing was equal to 92% of that 10-day volume weighted average price. During the years ended December 31, 2010 and 2011, the Company issued and sold a total of 2,100,000 and 1,400,000 shares of common stock, respectively, to Seaside for net proceeds of $14.1 million and $9.7 million, respectively, in accordance with the agreement. The agreement with Seaside terminated during the quarter ended September 30, 2011. During the agreement, the Company issued and sold a total of 3,500,000 shares of common stock to Seaside for net proceeds of $23.8 million. In conjunction with the Seaside agreement, on August 10, 2010, the Company entered into a common stock purchase agreement with The Mann Group. Under this common stock purchase agreement, the Company was required to issue and sell, and The Mann Group was obligated to purchase at a price equal to the greater of $7.15 per share (the closing bid price of the Company’s common stock on August 10, 2010) and the closing bid price of common stock on the trading day immediately preceding the applicable closing date, the same number of shares of the Company’s common stock that Seaside purchased on each closing date under its agreement with the Company (see Note 6). Concurrently with the Seaside closing, the Company issued and sold 2,100,000 and 1,400,000 shares to The Mann Group as of December 31, 2010 and 2011, respectively, for a total purchase price of $16.7 million and $11.1 million, respectively, which was paid by the cancellation of outstanding principal under the Company’s loan agreement with The Mann Group. The agreement with The Mann Group terminated during the quarter ended September 30, 2011. During the agreement, the Company issued and sold a total of 3,500,000 shares of common stock to The Mann Group that had resulted in total reduction in the note payable to related party of $27.8 million.

On February 8, 2012, the Company sold 35,937,500 units in an underwritten public offering, including 4,687,500 units sold pursuant to the full exercise of an over-allotment option granted to the underwriters, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock. All of the securities were offered by the Company at a combined price to the public of $2.40 per unit and the underwriters purchased the units at a price of $2.256 per unit. Net proceeds from this offering were approximately $80.6 million, excluding any warrant exercises. The 21,562,500 shares of common stock underlying the warrants are exercisable at $2.40 per share and expire four years from the date of the issuance. The shares of common stock and warrants are immediately separable and were issued separately. Concurrent with the February 2012 underwritten public offering, the Company entered into a common stock purchase agreement with The Mann Group, pursuant to which the Company agreed to sell and The Mann Group agreed to purchase 31,250,000 shares of the Company’s restricted common stock at a price of $2.47 per share, the closing of which was subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Clearance”), and the Company’s receipt of stockholder approval to increase the authorized number of shares of our common stock. In June 2012, following HSR Clearance and the Company’s receipt of such stockholder approval, The Mann Group purchased $77.2 million worth of restricted shares of common stock which were paid through the cancellation of principal indebtedness under the revolving amended loan arrangement with The Mann Group (see Note 6 — Related-party arrangements).

The Company concluded that The Mann Group common stock purchase agreement represented a contingent forward purchase contract that met the definition of a derivative instrument in accordance with ASC 815 Derivatives and Hedging (“ASC 815”). Of the 31,250,000 shares issuable pursuant to the common stock purchase agreement, the portion of the derivative instrument representing 14.7 million shares were recorded as equity (“Equity Portion”) as they met the criteria for equity classification under ASC 815-40 Derivatives and

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hedging, Contracts in an Entity’s Own Stock. The remaining 16.5 million shares (“Non-Equity Portion”) required classification outside of equity as the Company did not have sufficient available shares at the time of issuance. The Company revalued the Non-Equity Portion of the forward purchase contract at each reporting date and recorded a fair value adjustment within “Other income (expense)”. At the time of issuance, the fair value of the forward purchase contract was $2.0 million. The Equity Portion of $0.9 million was classified as equity, and the Non-Equity Portion of $1.1 million was initially recorded to “Prepaid expenses and other current assets.”

On May 17, 2012, the Company’s stockholders approved an increase in its authorized shares of common stock from 250,000,000 to 350,000,000. Accordingly, the shares of common stock needed to consummate The Mann Group common stock purchase agreement dated February 2, 2012 became available. As of May 17, 2012, the fair value of the Non-Equity Portion was $13.1 million. As of result of receiving stockholder approval of the increase in authorized shares, the Non-Equity Portion met the criteria for equity classification. Consequently, the Company reclassified the $13.1 million from “Prepaid expenses and other current assets” to “Additional paid-in capital.”

The fair value of the forward purchase contract is highly sensitive to the discount applied for lack of marketability and the stock price, and changes in this discount and/or the stock price caused the value of the forward purchase contract to change significantly. As of and for the year ended December 31, 2012, the Company recognized the change in fair value of $12.0 million in “Other income (expense).” The Company revalued the Non-Equity Portion using a forward contract valuation formula, in which the forward contract was estimated to be equal to the valuation date stock price of $2.40 at issuance and $1.69 at May 17, 2012 minus the strike price discounted to the valuation date using a risk-free rate of 0.08% at issuance and 0.18% at May 17, 2012. As the shares which would be received upon settlement were unregistered, the Company applied a discount for lack of marketability of 2.57% at issuance and 0.42% at May 17, 2012 based on quantitative put models, adjusted to take into account qualitative factors, including the fact that the Company’s stock was publicly traded and the fact that there was no contractual restriction on the unregistered shares being registered.

In October 2012, pursuant to a previously filed Shelf Registration, which was declared effective by the SEC on September 24, 2012, the Company sold in an underwritten public offering 40,000,000 shares of its common stock, together with warrants to purchase up to 30,000,000 shares of the Company’s common stock. In addition, the Company sold pursuant to the full exercise of an over-allotment option granted to the underwriters, an additional 6,000,000 shares of common stock , together with warrants to purchase up to an aggregate of 4,500,000 shares of common stock. All of the securities were sold together with a warrant for a combined purchase price of $2.00 per unit. The shares of common stock and warrants are immediately separable and were issued separately. Net proceeds from this offering were approximately $86.3 million (after deducting discounts and commissions to the underwriters and offering expenses), excluding any future proceeds from the exercise of the warrants. Each warrant entitles the holder to purchase 0.75 of a share of common stock. The warrants are exercisable at $2.60 per share and will expire in October 2013. The Company performed an analysis of the warrants to determine their appropriate classification and concluded that the warrants should be classified within equity.

Concurrent with the underwritten public offering, the Company entered into a Common Stock and Warrant Purchase agreement, in which the Company was required to issue and sell and The Mann Group was obligated to purchase 40,000,000 restricted shares of the Company’s common stock and 40,000,000 warrants to purchase up to an aggregate of 30,000,000 restricted shares of the Company’s common stock in a separate private placement. The restricted shares were sold to The Mann Group at $2.59 per share (the consolidated closing bid price of the Company’s common stock on October 17, 2012), and the warrants were sold to The Mann Group at a purchase price of $0.125 for each share of the Company’s common stock underlying the warrants, in exchange for cancellation of outstanding principal under the $350 million amended and restated promissory note with The

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mann Group. The restricted shares and warrants were sold to The Mann Group for an aggregate purchase price of $107.4 million. Following receipt of stockholder approval, in December 2012, to increase the Company’s authorized shares of common stock from 350,000,000 to 550,000,000, the Common Stock and Warrant Purchase agreement was consummated, and the shares of common stock and warrants were issued to The Mann Group.

On the date the Common Stock and Warrant Purchase agreement was entered into with The Mann Group, the Company did not have a sufficient number of authorized, unissued and available common shares to satisfy their commitments under this agreement. The Company characterized the Common Stock and Warrant Purchase agreement as a forward contract, in accordance with ASC 815-40, to deliver a single unit comprising 40,000,000 shares of restricted common stock and 40,000,000 warrants to purchase 30,000,000 shares of restricted common stock that should be classified as assets or liabilities accounted for at fair value.

At the time of issuance, the Company determined the fair value of the forward contract to be $28.2 million and recorded a current asset. On December 20, 2012, the date at which a sufficient number of authorized and unissued common shares became available following approval by the stockholders to increase its authorized shares of common stock, the Company re-valued the forward contract and recorded a fair value adjustment to “Other income (expense)” of $13.2 million expense. Therefore, having met the criteria for equity classification, the Company reclassified the remaining balance of the forward contract of $15.0 million to additional paid in capital. In addition, the Company performed an analysis of the warrants to determine their appropriate classification once the forward contract settled and concluded that the warrants should be classified within equity.

The fair value of the forward purchase contract is highly sensitive to the discount applied for lack of marketability and the stock price, and changes in this discount and/or the stock price caused the value of the Forward Contract to change significantly. The value of the derivative instrument was calculated using a forward contract valuation formula in which the forward contract is estimated to be equal to the valuation date stock price minus the strike price discounted to the valuation date using a risk-free rate of 0.11% at issuance on October 18, 2012 and 0.00% at closing on December 20, 2012. As the shares which would be received upon settlement are currently unregistered, the Company applied a discount for lack of marketability of 2.3% at October 18, 2012 and 1.5% at December 20, 2012 to reflect this lack of marketability based on quantitative put models, adjusted to take into account qualitative factors, including the fact that the Company’s stock is publicly traded and the fact that there is no contractual restriction on the unregistered shares being registered.

The Company then determined that upon the settlement of the forward contracts, the common stock and warrants represent freestanding financial instruments and should be initially recorded at their relative fair values based on the total consideration received. The total consideration received equaled the $107.4 million principal amount of indebtedness cancelled less the recorded value of the forward contracts on December 20, 2012, the date immediately before settlement.

The Company is authorized to issue 550,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized. As of December 31, 2011 and 2012, 131,522,945 and 286,035,082 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

11. Net loss per common share

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period excluding the shares loaned under the share lending arrangement (see Note 10). As of December 31, 2010,

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011 and 2012, 9,000,000 shares of the Company’s common stock, which were loaned to a share borrower pursuant to the terms of a share lending agreement, as described in Note 10, were issued and are outstanding, and holders of the borrowed shares have all the rights of a holder of the Company’s common stock. However, because the share borrower must return all borrowed shares to the Company (or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 30,858,590 shares, 34,048,852 and 128,324,123 shares of the Company’s common stock as of December 31 2010, 2011 and 2012, respectively, and exclude the 9,000,000 shares of the Company’s common stock loaned under the share lending arrangement as of December 31, 2011 and 2012.

Potentially dilutive securities outstanding are summarized as follows:

	December 31,
	2010	2011	2012
Exercise of common stock options	7,760,833	10,082,351	18,674,539
Conversion of senior convertible notes into common stock	19,826,113	19,826,113	19,826,113
Exercise of common stock warrants	—	—	86,062,440
Vesting of restricted stock units	3,271,644	4,140,388	3,761,031

	30,858,590	34,048,852	128,324,123

12. Stock award plans

As of December 31, 2012, the Company has three active stock-based compensation plans— the 2004 Equity Incentive Plan (the “Plan”), the 2004 Non-Employee Directors’ Stock Option Plan (the “NED Plan”), and the 2004 Employee Stock Purchase Plan (the “ESPP”). The Plan provides for the granting of stock awards including stock options and restricted stock units, to employees, directors and consultants. The NED Plan provides for the automatic, non-discretionary grant of options to the Company’s non-employee directors. The following table summarizes information about the Company’s stock-based award plans as of December 31, 2012:

	Outstanding Options	Outstanding Restricted Stock Units	Shares Available for Future Issuance
2004 Equity Incentive Plan	17,983,708	3,761,031	6,521,347
2004 Non-Employee Directors’ Stock Option Plan	690,831	—	109,169

Total	18,674,539	3,761,031	6,630,516

The Company’s board of directors determines eligibility, vesting schedules and exercise prices for stock awards granted under the Plan. The NED Plan provides for automatic, non-discretionary grant of options to the Company’s non-employee directors. Options and other stock awards under the Plan and the NED Plan expire not more than ten years from the date of the grant and are exercisable upon vesting. Stock options generally vest over four years. Current stock option grants vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter. Restricted stock units generally vest at a rate of 25% per year over four years with consideration satisfied by service to the Company. Performance-based awards

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vest upon achieving pre-determined performance milestones which are expected to occur over periods ranging from 13 months to 96 months from the date of grant. All but one of the milestones is considered probable as of December 31, 2012. The Plan provides for full acceleration of vesting if an employee is terminated within thirteen months of a change in control, as defined in the Plan.

On May 17, 2012, the Compensation Committee also approved a management proposal designed to encourage employee retention. The proposal involved the grant of stock options and restricted stock units to employees, including executive officers of the Company. 3,942,500 options were granted with vesting terms subject to MannKind Corporation’s achievement of specified regulatory and business development milestones related to AFREZZA. 3,892,500 options were granted with time-based vesting terms of 25% every 6 months beginning November 1, 2012, to be fully vested on May 1, 2014. The performance-based options and time-based stock options had a grant date fair value of $0.60 and $1.12, respectively and stock compensation expense associated with these grants will be approximately $6.7 million over the award period.

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

On May 21, 2009, June 2, 2011, and May 17, 2012 the Company’s stockholders approved amendments to the Plan to increase the number of shares of common stock available for issuance under the plan by 5,000,000, 6,000,000, and 10,000,000 shares, respectively.

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

In March 2004, the Company’s board of directors approved the ESPP, which became effective upon the closing of the Company’s initial public offering. Initially, the aggregate number of shares that could be sold under the plan was 2,000,000 shares of common stock. On January 1 of each year, for a period of ten years beginning January 1, 2005, the share reserve automatically increases by the lesser of: 700,000 shares, 1% of the total number of shares of common stock outstanding on that date, or an amount as may be determined by the board of directors. However, under no event can the annual increase cause the total number of shares reserved under the ESPP to exceed 10% of the total number of shares of capital stock outstanding on December 31 of the prior year. On January 1, 2010, 2011 and 2012 the ESPP share reserve was increased by 700,000, 700,000 and 700,000 shares, respectively. As of December 31, 2012, 2,674,003 shares were available for issuance under the ESPP. For the years ended December 31, 2010, 2011 and 2012 the Company sold 287,597, 282,816 and 422,260 shares, respectively, of its common stock to employees participating in the ESPP. The ESPP purchase for the period ending December 31, 2012 was initiated prior to year end but did not settle until January 3, 2013. As a result, the shares sold are reflected in the ESPP share reserves but is excluded from common stock outstanding as of December 31, 2012.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with ASC 718, share-based payment transactions are recognized as compensation cost based on the fair value of the instrument on the date of grant. The Company accounts for non-employee stock-based compensation expense based on the estimated fair value of the options, which is determined using the Black-Scholes option valuation model and amortizes such expense on a straight-line basis over the service period for time-based awards and over the expected dates of achievement for performance-based awards. These awards are subject to re-measurement until service is complete. As of December 31, 2012, there were options to purchase 243,033 shares of common stock outstanding to consultants.

During the years ended December 31, 2010, 2011 and 2012 the Company recorded stock-based compensation expense related to its stock award plans and the ESPP of $13.6 million, $11.2 million, and $13.3 million, respectively.

Total stock-based compensation expense recognized in the accompanying statements of operations is as follows (in thousands):

	Year Ended December 31,
	2010	2011	2012
Employee-related	$13,478	$11,202	$13,224
Consultant-related	102	2	68

Total	$13,580	$11,204	$13,292

Total stock-based compensation expense recognized in the accompanying statements of operations is included in the following categories (in thousands):

	Year Ended December 31,
	2010	2011	2012
Research and development	$7,926	$5,366	$6,167
General and administrative	5,654	5,838	7,125

Total	$13,580	$11,204	$13,292

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

The Company estimates volatility using the historical volatility of its stock. The Company has selected risk-free interest rates based on U.S. Treasury securities with an equivalent expected term in effect on the date the options were granted. Additionally, the Company uses historical data and management judgment to estimate stock option exercise behavior and employee turnover rates to estimate the number of stock option awards that will eventually vest. The Company calculated the fair value of employee stock options granted during the years ended December 31, 2010, 2011 and 2012 using the following assumptions:

Year Ended December 31,
	2010	2011	2012
Risk-free interest rate	0.74% — 3.14%	0.10% — 2.43%	0.32% — 1.16%
Expected lives	2.6 — 6.1 years	1.1 — 6.1 years	1.4 — 6.1 years
Volatility	78% — 102%	76% — 83%	70% — 84%
Dividends	—	—	—

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding:

	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012	10,082,351	5.67	$168
Granted	9,795,600	1.81
Exercised	(3,216)	2.86
Forfeit	(715,131)	3.96
Expired	(485,065)	15.17

Outstanding at December 31, 2012	18,674,539	3.46	$4,867

Vested and expected to vest at December 31, 2012	17,546,663	3.53	$4,867
Exercisable at December 31, 2012	7,199,768	5.26	$602

The weighted average grant date fair value of the stock options granted during the years ended December 31, 2010, 2011 and 2012 was $4.06, $2.04, and $0.99 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2011 and 2012 was $1.6 million, $443,000, and $1,000, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at December 31 (for outstanding options), less the applicable exercise price.

Cash received from the exercise of options during the years ended December 31, 2010, 2011 and 2012 was approximately $924,000, $625,000, and $9,200, respectively. The weighted-average remaining contractual terms for options outstanding, vested and expected to vest, and exercisable at December 31, 2012 was 8.1 years, 8.0 years and 6.5 years, respectively.

A summary of restricted stock unit activity for the year ended December 31, 2012 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2012	4,137,688	$4.47
Granted	1,371,455	$2.25
Vested	(1,277,572)	$4.25
Forfeited	(470,540)	$4.49

Outstanding at December 31, 2012	3,761,031	$3.73

The total restricted stock units expected to vest as of December 31, 2012 was 3,254,819 with a weighted average grant date fair value of $3.74. The total intrinsic value of restricted stock units expected to vest as of December 31, 2012 was $7.5 million. Intrinsic value of restricted stock units expected to vest is measured using the closing share price at December 31, 2012.

Total intrinsic value of restricted stock units vested during the years ended December 31, 2010, 2011 and 2012 was $10.5 million, $1.7 million, and $2.9 million, respectively. Intrinsic value of restricted stock units vested is measured using the closing share price on the day prior to the vest date. The total fair value of restricted stock units vested during the years ended December 31, 2010, 2011 and 2012 was $11.4 million, $1.6 million, and $3.0 million, respectively.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012, there was $12.2 million and $7.8 million of unrecognized compensation expense related to options and restricted stock units, respectively, which is expected to be recognized over the weighted average vesting period of 2.3 years. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period. As of December 31, 2012, there was $107,000 and $3.7 million of unrecognized expenses related to performance-based options and restricted stock units, respectively, for milestones not considered probable of achievement.

13. Commitments and contingencies

Operating Leases — The Company leases certain facilities and equipment under various operating leases, which expire at various dates through 2013. As of December 31, 2012, future minimum rental payments required under operating leases consist of $21,000 for the year ending December 31, 2013.

Rent expense under all operating leases for the years ended December 31, 2010, 2011 and 2012 was approximately $1.2 million, $766,000 and $675,000, respectively.

Capital Leases — The Company’s capital leases were not material for the years ended December 31, 2010, 2011 and 2012.

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

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of the date hereof, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. In accordance with ASC 450 Contingencies, the Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceeding and claims as they are incurred.

The Securities Action. Beginning January 31, 2011, several complaints were filed in the U.S. District Court for the Central District of California against us and four of our officers – Alfred E. Mann, Hakan S. Edstrom, Dr. Peter C. Richardson (a former officer) and Matthew J. Pfeffer – on behalf of certain purchasers of our common stock. The complaints include claims asserted under Sections 10(b) and 20(a) of the Exchange Act and were brought as purported shareholder class actions. In general, the complaints alleged that the defendants violated federal securities laws by making materially false and misleading statements regarding our business and prospects for AFREZZA, thereby artificially inflating the price of the Company’s common stock. The U.S. District Court for the Central District of California consolidated the pending actions for all purposes. The consolidated action is referred to as the Securities Action.

On July 23, 2012, the Company, while continuing to deny all allegations of wrongdoing or liability whatsoever arising out of the Securities Action, and without in any way admitting fault or liability, entered into a stipulation of settlement to resolve the Securities Action. The current and former officers and directors named as individual defendants in the consolidated lawsuits also entered into the stipulation of settlement.

In exchange for a release of all claims by the class members, among others, and a dismissal of the consolidated lawsuits, the Company agreed (i) to cause the Company’s insurers to pay class members and their attorneys a total of $16.0 million; and (ii) to issue to class members and their attorneys 2,777,778 shares of the Company’s common stock. The Company also agreed that if the consolidated closing bid price for the Company’s common stock is below $1.00 per share on the date the U.S. District Court enters an order of final judgment, then the Company will issue into the Escrow Account an additional 1,000,000 shares of its common stock. On September 12, 2012, the U.S. District Court preliminarily approved the settlement.

On December 21, 2012, the U.S. District Court issued the Order and Final Judgment, providing final approval of the settlement for the securities action. The Order and Final Judgment consisted of requiring the Company to cause its insurers to pay $16.0 million and to issue the 2,777,778 shares of its common stock in accordance with the stipulation of settlement. The Order and Final Judgment did not include the requirement of the Company to issue the additional 1,000,000 shares of its common stock. In late September and in early October, following the preliminary approval of the settlement, the Company’s insurers remitted payment of the $16.0 million into the Escrow Account. On December 31, 2012, following final approval of the settlement, the Company initiated the transfer of the 2,777,778 shares of its common stock into the Escrow Account. The stock transfer settled on January 2, 2013. The shares were issued pursuant to an exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended. As of December 31, 2012, the Securities Action was concluded.

The Derivative Actions. Beginning in February 2011, several shareholder derivative complaints were filed in the Superior Court of California for the County of Los Angeles and in the U.S. District Court for the Central District of California against all of the Company’s directors and certain of its officers. The complaints in the shareholder derivative actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the complaints allege that the defendants caused or allowed for the dissemination of materially false and misleading statements regarding its business and prospects for AFREZZA, thereby artificially inflating the price of its common stock. The Superior Court of California for the County of Los Angeles consolidated the

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actions pending before it. The consolidated state derivative actions are referred to as the State Derivative Action. The U.S. District Court for the Central District of California has also consolidated the derivative actions pending before it. The consolidated federal derivative actions are referred to as the Federal Derivative Action. The State Derivative Action and the Federal Derivative Action are collectively referred to as the Derivative Actions.

On August 3, 2012, the Company, while continuing to deny all allegations of wrongdoing or liability whatsoever arising out of the Derivative Actions and without in any way admitting fault or liability, entered into a stipulation of settlement to resolve the Derivative Action. Subject to preliminary and final approval of the settlement by the U.S. District Court and notice to shareholders, and in an exchange for a release of all claims by the plaintiffs, among others, and a dismissal of the Derivative Actions, the Company agreed (i) to adopt certain corporate governance measures, (ii) to cause the Company’s insurers to pay the plaintiffs’ attorneys a total of $800,000, and (iii) to issue plaintiffs’ attorneys 225,000 shares of the Company’s common stock. On September 12, 2012, the U.S. District Court preliminarily approved the settlement.

On November 19, 2012, the U.S. District Court issued the Order and Final Judgment, providing final approval of the settlement for the derivative action. The Order and Final Judgment consisted of requiring the Company to cause its insurers to pay $800,000 and to issue the 225,000 shares of its common stock in accordance with the stipulation of settlement. In late September and in early October, following the preliminary approval of the settlement, the Company’s insurers remitted payment of the $800,000 into an account established by the plaintiffs’ attorneys. In December 2012, following final approval of the settlement, the Company transferred the 225,000 shares of its common stock into an investment brokerage account established by the plaintiffs’ attorneys. The shares were issued pursuant to an exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended. As of December 31, 2012, the Derivative Actions were concluded.

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

The Company considered the following in its financial statements as of and for the year ended December 31, 2012:

(i)	Cash consideration. Upon satisfying the conditions of cash payment during the fourth quarter of 2012 and receiving final approvals of settlement, the Company relieved from its balance sheet the $16.8 million of current liability and current receivable from insurers as of December 31, 2012.

(ii)	Stock consideration. As of December 31, 2012, the Company satisfied the conditions of issuing 225,000 shares of its common stock on the Derivative Action. With respect to the Securities Action, the issuance of 2,777,778 shares was initiated prior to year end and subsequently settled after year end. The Company concluded that the requirement to deliver these shares of common stock met the definition of a financial instrument representing a contingent forward contract in accordance with ASC 815 Derivatives and Hedging and that the forward contract met the criteria for equity classification, and further remeasurement through settlement was not required. The forward contract to issue shares settled on January 2, 2013, upon consummation of the delivery of these shares. The final fair values of the stock consideration are summarized in the following table:

	Number of Shares	Closing Price Per Share on Final Approval Date	Final Fair Value of Stock Consideration
Derivative Action	225,000	$1.94	$436,500
Securities Action	2,777,778	$2.18	6,055,556

Total	3,002,778		$6,492,056

In recognizing the fair value of the total stock consideration to equity on the date of final approval of the respective settlements, the Company released the previously recorded litigation accrual of $8.6 million, recognized the fair value of the total stock consideration of $6.5 million to equity, and recorded an adjustment to decrease legal expense by $2.1 million in the fourth quarter of 2012.

14. Employee benefit plans

The Company administers a 401(k) Savings Retirement Plan (the “MannKind Retirement Plan”) for its employees. For the years ended December 31, 2010, 2011 and 2012, the Company contributed $752,000, $777,000 and $571,000 respectively, to the MannKind Retirement Plan.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Income taxes

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized. Components of the net deferred tax asset as of December 31, 2011 and 2012 are approximately as follows (in thousands):

	December 31,
	2011	2012
Deferred tax assets:
Net operating loss carryforwards	$557,427	$609,471
Research and development credits	59,848	65,315
Capitalized research	32,440	31,490
Accrued expenses	2,827	2,922
Non-qualified stock option expense	27,964	30,928
Depreciation	8,906	10,025

Total net deferred tax assets	689,412	750,151
Valuation allowance	(689,412)	(750,151)

Net deferred tax assets	$—	$—

The Company’s net deferred tax assets as of December 31, 2011, consist of $718.2 million of gross deferred tax assets and $28.8 million of gross deferred tax liabilities. The Company’s net deferred tax assets as of December 31, 2012, consist of $784.6 million of gross deferred tax assets and $34.4 million of gross deferred tax liabilities.

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2010, 2011 and 2012:

	December 31,
	2010	2011	2012
Federal tax benefit rate	35.0%	35.0%	35.0%
State tax benefit, net of federal benefit	—	—	—
Permanent items	—	—	—
Intercompany transfer of intellectual property	(5.0)	(5.0)	(4.0)
Valuation allowance	(30.0)	(30.0)	(31.0)

Effective income tax rate	0.0%	0.0%	0.0%

As required by ASC 740 Income Taxes (“ASC 740”), management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to net losses since inception. Accordingly, the net deferred tax assets have been fully reserved. Management reevaluates the positive and negative evidence on an annual basis. During the years ended December 31, 2010, 2011 and 2012, the change in the valuation allowance was $56.5 million, $57.2 million and $60.7 million, respectively, for income taxes.

At December 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $1.6 billion and $1.1 billion available, respectively, to reduce future taxable income and which will expire at various dates beginning in 2013 and 2014, respectively. As a result of the Company’s initial public offering, an ownership change within the meaning of Internal Revenue Code Section 382 occurred in August 2004. As a

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result, federal net operating loss and credit carry forwards of approximately $216.0 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year can be utilized in future years in addition to the Section 382 limitation for those years. The federal net operating losses generated subsequent to the Company’s initial public offering in August 2004 are currently not subject to any such limitation as there have been no ownership changes since August 2004 within the meaning of Internal Revenue Code Section 382. At December 31, 2012, the Company had research and development credits of $77.4 million that expire at various dates through 2033.

The Company has evaluated the impact of ASC 740 on its financial statements, which was effective beginning January 1, 2007. The evaluation of a tax position in accordance with this guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no liabilities for uncertain income tax positions have been recorded. Tax years since 1993 remain subject to examination by the major tax jurisdictions in which the Company is subject to tax.

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

	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2011
Net loss	$(41,525)	$(44,480)	$(38,402)	$(36,397)

Net loss applicable to common stockholders	$(41,525)	$(44,480)	$(38,402)	$(36,397)

Net loss per share applicable to common stockholders — basic and diluted	$(0.34)	$(0.37)	$(0.31)	$(0.30)

Weighted average common shares used to compute basic and diluted net loss per share applicable to common stockholders	121,057	121,708	122,130	122,357

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2012
Net loss	$(38,173)	$(36,578)	$(42,834)	$(51,781)

Net loss applicable to common stockholders	$(38,173)	$(36,578)	$(42,834)	$(51,781)

Net loss per share applicable to common stockholders — basic and diluted	$(0.27)	$(0.23)	$(0.22)	$(0.23)

Weighted average common shares used to compute basic and diluted net loss per share applicable to common stockholders	143,154	159,859	190,534	229,234

17. Subsequent Event

On March 18, 2013, the Company entered into at-the-market issuance sales agreements (the “ATM Agreements”) with two sales agents, under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million under each ATM Agreement (provided that in no event may the Company issue and sell more than $50.0 million of shares of its common stock under both ATM Agreements in the aggregate) from time to time through either of the sales agents. Neither the Company nor either of the sales agents has any obligation to sell shares of the Company’s common stock under the ATM Agreements. Any sales of common stock made under the ATM Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended.