Form 10-Q
period 2013-03-31
MANNKIND CORP
filed 2013-05-10
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 3, 2013, there were 290,882,301 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2013

Page
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets: March 31, 2013 and December 31, 2012	2
Condensed Consolidated Statements of Operations: Three months ended March 31, 2013 and 2012 and the period from February 14, 1991 (date of inception) to March 31, 2013	3
Condensed Consolidated Statements of Comprehensive Loss: Three months ended March 31, 2013 and 2012 and the period from February 14, 1991 (date of inception) to March 31, 2013	4
Condensed Consolidated Statements of Cash Flows: Three months ended March 31, 2013 and 2012 and the period from February 14, 1991 (date of inception) to March 31, 2013	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
PART II: OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	36
Item 4. Mine Safety Disclosures	36
Item 5. Other Information	36
Item 6. Exhibits	37
SIGNATURES	39

AFREZZA®, MedTone® and Technosphere® are our registered trademarks in the United States. We have also applied for and have registered company trademarks in other jurisdictions, including Europe and Japan.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$28,005	$61,840
State research and development credit exchange receivable — current	450	450
Prepaid expenses and other current assets	3,830	4,520

Total current assets	32,285	66,810
Property and equipment — net	182,290	183,961
State research and development credit exchange receivable — net of current portion	391	313
Other assets	230	230

Total	$215,196	$251,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,604	$4,555
Accrued expenses and other current liabilities	26,379	25,777
Senior convertible notes	114,593	114,443
Note payable to related party	119,635	—

Total current liabilities	264,211	144,775
Senior convertible notes	97,791	97,583
Note payable to related party	—	119,635

Total liabilities	362,002	361,993

Commitments and contingencies
Stockholders’ deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value — 550,000,000 shares authorized at March 31, 2013 and December 31, 2012; 289,375,250 and 286,035,082 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	2,894	2,860
Additional paid-in capital	1,996,185	1,991,379
Accumulated other comprehensive loss	(8)	(6)
Deficit accumulated during the development stage	(2,145,877)	(2,104,912)

Total stockholders’ deficit	(146,806)	(110,679)

Total	$215,196	$251,314

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Cumulative period from February 14, 1991 (date of inception) to
	2013	2012	March 31, 2013
	(In thousands, except per share data)
Revenue	$—	$—	$3,166

Operating expenses:
Research and development	26,398	24,156	1,493,971
General and administrative	10,039	9,777	435,743
In-process research and development costs	—	—	19,726
Goodwill impairment	—	—	151,428

Total operating expenses	36,437	33,933	2,100,868

Loss from operations	(36,437)	(33,933)	(2,097,702)
Other income (expense)	23	1,382	(2,244)
Interest expense on note payable to related party	(1,689)	(3,048)	(40,514)
Interest expense on senior convertible notes	(2,863)	(2,575)	(42,796)
Interest income	1	1	36,997

Loss before benefit for income taxes	(40,965)	(38,173)	(2,146,259)
Income tax benefit	—	—	(382)

Net loss	(40,965)	(38,173)	(2,145,877)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	(952)

Net loss applicable to common stockholders	$(40,965)	$(38,173)	$(2,169,089)

Net loss per share applicable to common stockholders — basic and diluted	$(0.15)	$(0.27)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	280,058	143,154

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31,		Cumulative period from February 14, 1991 (date of inception) to
	2013	2012	March 31, 2013
	(In thousands)
Net loss	$(40,965)	$(38,173)	$(2,145,877)
Other comprehensive loss:
Cumulative translation (loss) gain	(2)	1	(8)
Unrealized gain (loss) on investments:
Unrealized holding gain (loss) during the period	—	—	48
Less: reclassification adjustment for gains (losses) included in net loss	—	(48)	(48)

Net unrealized (loss) gain on investments	—	(48)	—

Comprehensive loss	$(40,967)	$(38,220)	$(2,145,885)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,		Cumulative Period from February 14, 1991 (Date of Inception) to
	2013	2012	March 31, 2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,965)	$(38,173)	$(2,145,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion	3,348	3,696	130,125
Stock-based compensation expense	5,189	2,878	143,107
Stock expense for shares issued pursuant to research agreement	—	—	3,018
(Gain) loss on sale, abandonment/disposal or impairment of property and equipment	—	(32)	24,253
Accrued interest on investments, net of amortization of discounts	—	—	(191)
In-process research and development	—	—	19,726
Goodwill impairment	—	—	151,428
Loss on available-for-sale securities	—	117	990
Litigation Settlement in stock	—	—	6,494
Fair value of forward purchase contract	—	(1,705)	1,237
Other, net	(2)	285	1,097
Changes in assets and liabilities:
State research and development credit exchange receivable	(78)	(92)	(841)
Prepaid expenses and other current assets	690	365	(1,880)
Other assets	—	—	(230)
Accounts payable	(924)	(1,713)	3,494
Accrued expenses and other current liabilities	715	1,888	35,764
Other liabilities	—	—	(2)

Net cash used in operating activities	(32,027)	(32,486)	(1,628,288)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	—	(796,779)
Sales and maturities of marketable securities	—	—	796,393
Purchase of property and equipment	(1,459)	(323)	(329,205)
Proceeds from sale of property and equipment	—	32	454

Net cash used in investing activities	(1,459)	(291)	(329,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	78	80,598	1,397,834
Collection of Series C convertible preferred stock subscriptions receivable	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivables	—	—	1,742
Borrowings on notes payable to related party	—	6,250	387,750
Principal payments on notes payable to related party	—	—	(70,000)
Borrowings on notes payable	—	—	3,460
Principal payments on notes payable	—	—	(1,667)
Proceeds from senior convertible notes	—	—	207,050
Payment of employment taxes related to vested restricted stock units	(427)	(397)	(13,454)

Net cash provided by (used in) financing activities	(349)	86,451	1,985,430

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(33,835)	$53,674	$28,005
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,840	2,681	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,005	$56,355	$28,005

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$—	$—	$26
Interest paid in cash, net of amounts capitalized	2,863	2,595	62,015
Accretion on redeemable convertible preferred stock	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	171,154
Issuance of common stock for notes receivable	—	—	2,758
Issuance of put option by stockholder	—	—	(2,949)
Put option redemption by stockholder	—	—	1,921
Issuance of Series C convertible preferred stock subscriptions	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)
Non-cash construction in progress and property and equipment	3,863	921	3,863
Capitalization of interest on note payable to related party	—	—	14,219
Cancellation of principal on note payable to related party	—	—	212,334
Forward purchase contract contribution to APIC	—	—	29,317
Reclassification of forward purchase contract to APIC	—	—	28,080

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

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of business and basis of presentation

The accompanying unaudited condensed consolidated financial statements of MannKind Corporation and its subsidiaries (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest audited annual financial statements. The audited statements for the year ended December 31, 2012 are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 18, 2013 (the “Annual Report”).

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2013 may not be indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these accompanying financial statements involve assessing long-lived assets for impairment, accrued expenses, including clinical trial expenses, valuation of forward purchase contracts, valuation of stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

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

Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. It is costly to develop therapeutic products and conduct clinical trials for these products. Since its inception through March 31, 2013 the Company has reported accumulated net losses of $2.1 billion, which include a goodwill impairment charge of $151.4 million, and cumulative negative cash flow from operations of $1.6 billion. At March 31, 2013, the Company’s capital resources consisted of cash and cash equivalents of $28.0 million and $125.4 million of available borrowings through September 30, 2013 under the loan agreement with an entity controlled by the Company’s principal stockholder, The Mann Group, LLC (“The Mann Group”) (see Note 9 — Related-party arrangements).

In October 2012, we sold in an underwritten public offering common stock and warrants resulting in net proceeds of $86.3 million and concurrently issued common stock and warrants to The Mann Group in exchange for cancellation of indebtedness under the amended and restated promissory note with The Mann Group (see Note 7 — Common and preferred stock and Note 9 — Related-party arrangements). To the extent that the trading price of our common stock exceeds the exercise price of the warrants on or about the expiration date of the public offering warrants and The Mann Group Warrants issued in October 2012, the warrant holders may potentially exercise such warrants during the fourth quarter of 2013. If the October 2012 public offering warrants are fully exercised, an additional $89.7 million in gross proceeds may become available. There can be no assurances that the trading price of our common stock will be greater than the exercise price of the warrants on or about the expiration date of the warrants due to a variety of factors, including the factors described under “Risks Related to Our Common Stock” in Item IA of Part II of this quarterly report on Form 10-Q, and there can be no assurances that the warrants will ever be exercised or that we will receive any proceeds from the exercise of the warrants.

On March 18, 2013, we entered into at-the-market issuance sales agreements (the “ATM Agreements”) with two sales agents, under which we may issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million under each ATM Agreement (provided that in no event may we issue and sell more than $50.0 million of shares of our common stock under both ATM Agreements in the aggregate) from time to time through either of the sales agents. Neither we nor either of the sales agents has any obligation to sell shares of our common stock under the ATM Agreements. Any sales of common stock made under the ATM Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. We have not yet issued any shares of our common stock under the ATM Agreements.

Based upon the Company’s current expectations, management believes the Company’s existing capital resources, including the available borrowings under the loan arrangement with The Mann Group and the proceeds that may be raised under the ATM agreements, will enable it to continue planned operations through at least the third quarter of 2013. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company will need to raise additional capital, through the sale of equity or debt securities, a strategic business collaboration with a pharmaceutical company, the establishment of other funding facilities, licensing arrangements, assets sales or other means, in order to continue the development and commercialization of AFREZZA and other product candidates and to support its other ongoing activities. However, the Company cannot provide assurances that such additional capital will be available through the sale of equity or debt securities, a strategic business collaboration with a pharmaceutical company, the establishment of other funding facilities, licensing arrangements, asset sales or other means. On December 15, 2013, $115.0 million of aggregate principal under the 3.75% Senior Convertible Notes (the “2013 notes”) will mature (see Note 10 — Senior convertible notes) , and on January 1, 2014, the Company’s borrowings under the amended and restated promissory note with The Mann Group will mature. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Fair Value of Financial Instruments — The carrying amounts of financial instruments, which include cash equivalents and accounts payable, approximate their fair values due to their relatively short maturities. The fair value of the note payable to related party cannot be reasonably estimated as the Company would not be able to obtain a similar credit arrangement in the current economic environment.

Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash. As of March 31, 2013 and December 31, 2012, the Company held $28.0 million and $61.8 million, respectively of cash and cash equivalents, consisting primarily of money market funds of $25.7 million and $60.8 million, respectively, and the remaining in non-interest bearing checking accounts. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

The following is a summary of the carrying values and estimated fair values of the 2013 notes and the Company’s senior convertible notes due in 2015 (the “2015 notes”) (in millions).

	March 31, 2013		December 31, 2012
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Notes due 2013	$114.6	$102.2	$114.4	$81.9
Notes due 2015	$97.8	$83.8	$97.6	$63.2

The Company concluded that The Mann Group Common Stock Purchase Agreement entered into in February 2012 (see Note 7 — Common and preferred stock) represented a contingent forward purchase contract that met the definition of a derivative instrument in accordance with ASC 815 Derivatives and Hedging (“ASC 815”). Of the 31,250,000 shares issuable pursuant to The Mann Group Common Stock Purchase Agreement, the portion of the derivative instrument representing 14.7 million shares were recorded as equity (“Equity Portion”) as they met the criteria for equity classification under ASC 815-40 Derivatives and Hedging, Contracts in an Entity’s Own Stock. The remaining 16.5 million shares (“Non-Equity Portion”) required classification outside of equity as the Company did not have sufficient available shares at the time of issuance. The Company revalued the Non-Equity Portion of the forward purchase contract at each reporting date and recorded a fair value adjustment within “Other income (expense).” The estimated fair value of the 2013 notes was calculated based on quoted prices in an active market (Level 1 in the fair value hierarchy). The estimated fair value of the 2015 notes was calculated based on model-derived valuations whose inputs were observable, such as the Company’s stock price, and non-observable, such as the Company’s longer-term historical volatility (Level 3 in the fair value hierarchy). As there is no current observable market for the 2015 notes, the Company determined the estimated fair value using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility and recent price quotes and trading information regarding Company issued debt instruments and shares of common stock into which the notes are convertible.

The estimated fair value of The Mann Group Common Stock Purchase Agreement entered into in February 2012 was based on a forward purchase contract valuation (Level 3 in the fair value hierarchy). The fair value of the forward purchase contract is highly sensitive to the discount applied for lack of marketability and the stock price, and changes in this discount and/or the stock price caused the value of the forward purchase contract to change significantly. The Company recognized the change in fair value of $(336,000) in “Other income (expense)” for the three months ended March 31, 2012. The Company revalued the Non-Equity Portion using a forward contract valuation formula, in which the forward contract was estimated to be equal to the valuation date stock price minus the strike price discounted to the valuation date using a risk-free rate of 0.08% at issuance and 0.06% at March 31, 2012. As the shares which would be received upon settlement were unregistered, the Company applied a discount for lack of marketability of 2.57% at issuance and 1.64% at March 31, 2012 based on quantitative put models, adjusted to take into account qualitative factors, including the fact that the Company’s stock was publicly traded and the fact that there was no contractual restriction on the unregistered shares being registered.

The following roll-forward provides a summary of changes in fair value of the Company’s Level 3 forward purchase contract (in thousands):

	Three months ended March 31, 2013	Three months ended March 31, 2012
Beginning balance	$—	$—
Issuance	—	1,080
Unrealized gain/(loss) included in other income (expense)	—	(336)

Ending balance	$—	$744

Recently Issued Accounting Standards — In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. These amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. These amendments provide for additional disclosure requirements for amounts reclassified out of accumulated other comprehensive income. These amendments are effective prospectively for interim and annual periods beginning after December 15, 2012. Early adoption is permitted. Effective January 1, 2013, the Company adopted the new requirements as set forth in ASU 2013-02 in the disclosure of comprehensive income on the Company’s consolidated financial statements. The adoption of the new requirements did not have a significant impact on the Company’s consolidated financial statements.

2. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	March 31, 2013	December 31, 2012
Salary and related expenses	$5,852	$10,074
Research and clinical trial costs	9,187	5,995
Accrued interest	5,863	4,533
Construction in progress	3,753	3,878
Other	1,724	1,297

Accrued expenses and other current liabilities	$26,379	$25,777

3. Accounting for stock-based compensation

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	Three months ended March 31,
	2013	2012
Stock-based compensation	$5,189	$2,878

On March 7, 2013, the Board approved a management proposal designed to encourage employee retention, as recommended for approval by the Compensation Committee. The Company granted 5,846,000 performance-based restricted stock units to employees, including executive officers of the Company other than our Chief Executive Officer, with vesting terms subject to the achievement of specified regulatory and business development milestones related to AFREZZA. The performance-based restricted stock units had a grant date fair value of $2.81 per unit.

As of March 31, 2013, there was $13.6 million and $22.7 million of unrecognized compensation cost related to options and restricted stock units, respectively, which are expected to be recognized over the remaining weighted average vesting period of 1.6 years. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period. As of March 31, 2013, there was $107,000 and $3.7 million of unrecognized expenses related to performance options and restricted stock units, respectively, for milestones not considered probable of achievement.

4. Net loss per common share

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period excluding the shares loaned to Bank of America, N.A. under a share lending arrangement (see Note 7 — Common and preferred stock). As of March 31, 2013, 9,000,000 shares of the Company’s common stock, which were loaned to Bank of America, N.A. pursuant to the terms of a share lending agreement as described in Note 7, were issued and are outstanding, and holders of the borrowed shares have all the rights of a holder of the Company’s common stock. However, because the share borrower must return all borrowed shares to the Company (or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying condensed consolidated statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 133,500,568 shares and 54,310,177 shares as of March 31, 2013 and March 31, 2012, respectively, and exclude the 9,000,000 shares loaned under the share lending arrangement as of March 31, 2013 and 2012.

5. State research and development credit exchange receivable

The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Current estimated amounts receivable under the program were $450,000 at March 31, 2013 and December 31, 2012. Long-term estimated amounts receivable under the program were $391,000 and $313,000 at March 31, 2013 and December 31, 2012, respectively.

6. Property and equipment

Property and equipment — net consist of the following (dollar amounts in thousands):

	Estimated Useful Life (Years)	March 31, 2013	December 31, 2012
Land	—	$5,273	$5,273
Buildings	39-40	54,948	54,948
Building improvements	5-40	114,245	114,245
Machinery and equipment	3-15	81,396	81,382
Furniture, fixtures and office equipment	5-10	5,239	5,239
Computer equipment and software	3	11,876	11,840
Leasehold improvements		17	17
Construction in progress		13,535	12,266

		286,529	285,210
Less accumulated depreciation and amortization		(104,239)	(101,249)

Property and equipment — net		$182,290	$183,961

Leasehold improvements are amortized over four years which is the shorter of the term of the lease or the service lives of the improvements.

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	Three months ended March 31,
	2013	2012
Depreciation and amortization expense	$2,990	$3,357

7. Common and preferred stock

The Company is authorized to issue 550,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized. As of March 31, 2013 and December 31, 2012, 289,375,250 and 286,035,082 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding. Included in the common stock outstanding as of March 31, 2013 and December 31, 2012 are 9,000,000 shares of common stock loaned to Bank of America under a share lending agreement in connection with the offering of the $100.0 million aggregate principal amount of 5.75% Senior Convertible Notes due 2015 (see Note 10 — Senior convertible notes). Bank of America is obligated to return the borrowed shares (or, in certain circumstances, the cash value thereof) to the Company on or about the 45th business day following the date as of which the entire principal amount of the notes ceases to be outstanding, subject to extension or acceleration in certain circumstances or early termination at Bank of America’s option. The Company did not receive any proceeds from the sale of the borrowed shares by Bank of America, but the Company did receive a nominal lending fee of $0.01 per share from Bank of America for the use of borrowed shares.

In February 2012, the Company sold in an underwritten public offering 35,937,500 units worth $86.3 million, including the full exercise of an over-allotment option granted to the underwriters, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock. Net proceeds from this offering were approximately $80.6 million, excluding any future proceeds from the exercise of warrants. The warrants are exercisable at $2.40 per share and expire in February 2016. Concurrent with this public offering, pursuant to The Mann Group Common Stock Purchase Agreement entered into in February 2012, The Mann Group agreed to purchase $77.2 million worth of restricted shares or 31,250,000 restricted shares of common stock, which were issued in June 2012 in exchange for cancellation of principal indebtedness of $77.2 million under the revolving amended and restated loan arrangement (see Note 9 — Related-party arrangements).

In October 2012, the Company sold in an underwritten public offering 46,000,000 units worth $92.0 million, including the full exercise of an over-allotment option granted to the underwriters, with each unit consisting of one share of common stock and a warrant to purchase 0.75 of a share of common stock. Net proceeds from this offering were approximately $86.3 million, excluding any future proceeds from the exercise of warrants. The warrants are exercisable at $2.60 per share and expire in the fourth quarter of 2013. Concurrent with this public offering, pursuant to The Mann Group Common Stock and Warrant Purchase Agreement, The Mann Group agreed to purchase for an aggregate purchase price of $107.4 million, 40,000,000 restricted shares of common stock and warrants to purchase 30,000,000 shares of common stock, which were issued in October 2012 in exchange for cancellation of principal indebtedness of $107.4 million under the revolving amended and restated loan arrangement (see Note 9 — Related-party arrangements). The Mann Group warrants are exercisable at $2.60 per share and expire in the fourth quarter of 2013.

In connection with both the February and October 2012 public offerings, the Company performed an analysis of the warrants to determine their appropriate classification and concluded that in both instances the warrants should be classified within equity. In connection with The Mann Group Common Stock Purchase Agreement entered into in February 2012, the Company concluded that this agreement represented a contingent forward contract that met the definition of a derivative instrument in accordance with ASC 815 Derivatives and Hedging, and that a portion of the restricted common stock issued should be classified as equity and the remaining portion should be classified as assets or liabilities accounted for at fair value. In connection with The Mann Group Common Stock and Warrant Purchase Agreement entered into in October 2012, the Company concluded that this agreement represented a contingent forward contract and that the restricted common stock and warrants issued to The Mann Group should be classified as assets or liabilities accounted for at fair value. Both the February and October forward contracts settled during 2012.

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

9. Related-party arrangements

In October 2007, the Company entered into a $350.0 million loan arrangement with its principal stockholder. In February 2009, the promissory note underlying the loan arrangement was revised as a result of the Company’s principal stockholder being subject to the licensing requirement under the California Finance Lenders Law. Accordingly, the lender was changed to The Mann Group. Until January 1, 2013, interest on outstanding principal amounts accrued at a fixed rate equal to the one-year LIBOR as reported by the Wall Street Journal on the date of such advance plus 3% per annum. The promissory note underlying the loan arrangement was amended at various dates during 2012. The most recent amendment occurred in October 2012 to extend the maturity date to January 1, 2014, extend the date through which the Company can borrow under the promissory note to September 30, 2013, and adjust the annual interest rate on all outstanding principal to the one-year LIBOR on December 31, 2012 plus 5%, effective beginning on January 1, 2013. The borrowing rate was 4.5% at March 31, 2013 and December 31, 2012.

As of March 31, 2013, the total principal amount outstanding under the credit facility was $119.6 million, and the amount available for future borrowings was $125.4 million. Interest is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as the Company and The Mann Group mutually agree. All or any portion of accrued and unpaid interest that becomes due and payable may be paid-in-kind and capitalized at any time upon mutual agreement of both parties. The Mann Group can require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If The Mann Group exercises this right, the Company will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances (see discussion regarding letter agreement below).

In August 2010, the Company entered into a letter agreement confirming a previous commitment by The Mann Group to not require the Company to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require the Company to use its working capital resources. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the loan arrangement are unsecured. The loan arrangement contains no financial covenants. There are no warrants associated with the loan arrangement.

In February 2012, concurrent with an the underwritten public offering (see Note 7 — Common and preferred stock), pursuant to The Mann Group Common Stock Purchase Agreement, The Mann Group agreed to purchase $77.2 million worth of restricted shares or 31,250,000 restricted shares of common stock, which were issued in June 2012 in exchange for cancellation of principal indebtedness of $77.2 million under the revolving amended and restated loan arrangement.

In October 2012, concurrent with an underwritten public offering (see Note 7 — Common and preferred stock), pursuant to The Mann Group Common Stock and Warrant Purchase Agreement, The Mann Group agreed to purchase for an aggregate purchase price of $107.4 million, 40,000,000 restricted shares of common stock and warrants to purchase 30,000,000 shares of common stock, which were issued in October 2012 in exchange for cancellation of principal indebtedness of $107.4 million under the revolving amended and restated loan arrangement. The Mann Group warrants are exercisable at $2.60 per share and expire in October 2013.

The restricted shares sold to The Mann Group in both the June and October 2012 transactions may not be sold, pledged, assigned or transferred unless (i) the shares have been registered with the Securities and Exchange Commission (“SEC”) or (ii) the restricted shares are exempt from SEC registration requirements and the company has obtained an opinion from the company’s counsel that the shares may be sold lawfully without registration.

The cancelled principal amount became available for reborrowing. Additionally, in accordance with the terms of the note, the Company elected to capitalize the accrued and unpaid interest on the cancelled principal amount that became due upon the closing (see Note 7 – Common and preferred stock). During the first quarter of 2013, there were no borrowings under or amendments to The Mann Group loan arrangement.

10. Senior convertible notes

Senior convertible notes consist of the following (in thousands):

	March 31 2013	December 31 2012
2013 notes
Principal amount	$115,000	$115,000
Unaccreted debt issuance expense	(407)	(557)

Net carrying amount	114,593	114,443

2015 notes
Principal amount	$100,000	$100,000
Unaccreted debt issuance expense	(2,209)	(2,417)

Net carrying amount	97,791	97,583

Senior convertible notes	$212,384	$212,026

On August 18, 2010, the Company completed a Rule 144A offering of $100.0 million aggregate principal amount of the 2015 notes. The 2015 notes are governed by the terms of an indenture dated as of August 24, 2010 (the “2015 Note Indenture”). The 2015 notes bear interest at the rate of 5.75% per year on the principal amount, payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011. In connection with the 2015 notes, the Company had accrued interest of $735,000 and $2.2 million as of March 31, 2013 and December 31, 2012, respectively. The 2015 notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the 2015 notes is August 15, 2015 and payment is due in full on that date for unconverted securities. Holders of the 2015 notes may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 147.0859 shares per $1,000 principal amount, which is equal to a conversion price of approximately $6.80 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the 2015 notes converted in connection with a fundamental change by increasing the conversion rate on such 2015 notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of 2015 notes will have the option to require the Company to repurchase all or any portion of such holder’s 2015 notes at a repurchase price of 100% of the principal amount of the 2015 notes to be repurchased plus accrued and unpaid interest, if any. The Company may elect to redeem some or all of the 2015 notes if the closing stock price has equaled 150% of the conversion price for at least 20 of the 30 consecutive trading days ending on the trading day before the Company’s redemption notice. The redemption price will equal 100% of the principal amount of the 2015 notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a make-whole payment equal to the sum of the present values of the remaining scheduled interest payments through and including August 15, 2015 (other than interest accrued up to, but excluding, the redemption date). The Company will be obligated to make the make-whole payment on all the 2015 notes called for redemption and converted during the period from the date the Company mailed the notice of redemption to and including the redemption date. The Company may elect to make the make-whole payment in cash or shares of its common stock, subject to certain limitations. Under the terms of the 2015 Note Indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the contract, including the make-whole shares, is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the contract period under existing commitments. Applying the Company’s sequencing policy, the Company performed an analysis at the time of the offering of the 2015 notes and each reporting date since and has concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was sufficient to deliver the number of shares that could be required to be delivered during the contract period under existing commitments.

The Company incurred approximately $4.2 million in issuance costs which are recorded as an offset to the 2015 notes in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the 2015 notes.

On December 12, 2006, the Company completed an offering of $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013 (the “2013 notes”), including $15.0 million aggregate principal amount of the 2013 notes sold pursuant to the underwriters’ over-allotment option that was exercised in full. The 2013 notes are governed by the terms of an indenture dated as of November 1, 2006 and a First Supplemental Indenture, dated as of December 12, 2006 (the “2013 Note Indenture”). The 2013 notes bear interest at the rate of 3.75% per year on the principal amount, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2007. In connection with the 2013 notes, the Company had accrued interest of $1.3 million and $192,000 as of March 31, 2013 and December 31, 2012, respectively. The 2013 notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company. The maturity date of the 2013 notes is December 15, 2013, and payment is due in full on that date for unconverted securities. Holders of the 2013 notes may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 44.5002 shares per $1,000 principal amount, which is equal to a conversion price of approximately $22.47 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the 2013 notes converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of 2013 notes will have the option to require the Company to repurchase all or any portion of such holder’s Notes at a repurchase price of 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any. Under the terms of the 2013 Note Indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the contract, including the make-whole shares, is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the contract period under existing commitments. Applying the Company’s sequencing policy, the Company performed an analysis at the time of the offering of the 2013 notes and each reporting date since and has concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was sufficient to deliver the number of shares that could be required to be delivered during the contract period under existing commitments.

The Company incurred approximately $3.7 million in issuance costs which are recorded as an offset to the 2013 notes in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the 2013 notes.

Accretion of debt issuance expense in connection with the offerings of the 2015 notes and the 2013 notes during the three months ended March 31, 2013 and 2012 were $358,000 and $339,000, respectively.

11. Income taxes

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A Risk Factors and elsewhere in this quarterly report on Form 10-Q. These interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes for the year ended December 31, 2012 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

We are currently conducting two Phase 3 clinical studies at sites in the United States, Eastern Europe and South America, that we expect to complete in the second quarter of 2013. Upon completion, we expect to submit the results of these studies to the U.S. Food and Drug Administration, or the FDA, as an amendment to our new drug application, or NDA, during the fourth quarter of 2013. However, the data collected from these clinical trials may not reach statistical significance or may not otherwise be sufficient to support an amendment to our NDA, or FDA approval. Moreover, there can be no assurance that we will satisfy all of the FDA’s requirements with these two clinical studies or that the FDA will ultimately find our proposed approach to these clinical studies acceptable. The FDA could also request that we conduct additional clinical studies in order to provide sufficient data for approval of AFREZZA.

We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of March 31, 2013, we have incurred a cumulative net loss of $2.1 billion and an accumulated stockholders’ deficit of $146.8 million. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities and convertible debt securities and borrowings under a loan arrangement provided by our principal stockholder. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding in the future, there will be substantial doubt about our ability to continue as a going concern.

We intend to pursue collaboration opportunities with large pharmaceutical companies in the United States, Europe and elsewhere to provide the operational and financial resources to develop, commercialize, market and sell AFREZZA. Although we have held extensive discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for AFREZZA, to date, we have not reached an agreement on a collaboration with any of these companies. We cannot predict when, if ever, we may conclude an agreement with a partner. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms, if at all.

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

Recently Issued Accounting Standards — In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. These amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. These amendments provide for additional disclosure requirements for amounts reclassified out of accumulated other comprehensive income. These amendments are effective prospectively for interim and annual periods beginning after December 15, 2012. Early adoption is permitted. Effective January 1, 2013, the Company adopted the new requirements as set forth in ASU No. 2013-02 in the disclosure of comprehensive income on the Company’s consolidated financial statements. The adoption of the new requirements did not have a significant impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

Three months ended March 31, 2013 and 2012

Revenue

We did not recognize any revenue for the three months ended March 31, 2013 and 2012. We do not anticipate sales of any product prior to regulatory approval and commercialization of AFREZZA.

Research and Development Expenses

The following table provides a comparison of the research and development expense categories for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three months ended March 31,
	2013	2012	$ Change	% Change
Clinical	$13,282	$10,879	$2,403	22%
Manufacturing	9,390	10,093	(703)	(7%)
Research	1,316	1,940	(624)	(32%)
Research and development tax credit	(78)	(92)	14	(15%)
Stock-based compensation expense	2,488	1,336	1,152	86%

Research and development expenses	$26,398	$24,156	$2,242	9%

The increase in overall research and development expenses for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was primarily due to a $2.6 million increase in clinical trial related expenses in connection with studies 171 and 175 subsequent to the completion of enrollment of these studies in October 2012, partially offset by $0.6 million decrease in facilities related costs and depreciation.

In relation to the research and development expenses categories, total clinical expenses increased $2.6 million in connection with studies 171 and 175, partially offset by $0.2 million in decreased employee related expenses resulting from the positive effect of our cost cutting measures on operating expenses. Manufacturing expenses decreased by $0.7 million primarily due to a $0.6 million decrease in facilities related costs and depreciation. Research expenses decreased by $0.6 million primarily due to $0.2 million in reduced employee related expenses resulting from the positive effect of our cost cutting measures on operating expenses and $0.2 million in reduced outside services and insulin purchases. Stock-based compensation expense increase primarily due to stock awards granted during the first quarter of 2013 (see Note 3 — Accounting for stock-based compensation).

We anticipate that our overall research and development expense will decrease in 2013 as compared to 2012 as we complete our clinical trials and prepare our resubmission for regulatory approval of AFREZZA.

General and Administrative Expenses

The following table provides a comparison of the general and administrative expense categories for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three months ended March 31,
	2013	2012	$ Change	% Change
Salaries, employee related and other general expenses	$7,338	$8,235	$(897)	(11%)
Stock-based compensation expense	2,701	1,542	1,159	75%

General and administrative expenses	$10,039	$9,777	$262	3%

General and administrative expenses for the three months ended March 31, 2013 increased compared to the three months ended March 31, 2012 primarily due to $1.2 million increase in stock-based compensation expense related to stock awards granted during the first quarter of 2013 (see Note 3 — Accounting for stock-based compensation), offset by a $0.7 million decrease in legal expenses due primarily to the settlement of certain litigation during 2012.

We expect general and administrative expenses overall to be lower in 2013 as compared to 2012 due to reduced legal expenses and the effect of our cost cutting measures on operating expenses.

Other Income (Expense)

Other income decreased from $1.4 million for the three months ended March 31, 2012 to $23,000 for the three months ended March 31, 2013. The decrease was primarily due to a $2.0 million benefit recorded during the three months ended March 31, 2012 on a forward purchase contract in other income, offset by a change in fair value of $336,000 recognized during the three months ended March 31, 2012 and by our common stock investment determined to be permanently impaired at a realized loss of $117,000.

Interest Expense

Interest expense for the three months ended March 31, 2013 decreased compared to the same period in the prior year primarily due to a reduced principal amount outstanding under our loan arrangement with our principal stockholder resulting from the issuance of common stock and warrants in exchange for the cancellation of principal indebtedness and the conversion of accrued and unpaid interest to principal during 2012.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the sale of equity securities and convertible debt securities and borrowings under our loan arrangement with our principal stockholder.

In October 2007, we entered into a $350.0 million loan arrangement with our principal stockholder. In February 2009, as a result of our principal stockholder being subject to the licensing requirement under the California Finance Lenders Law, the promissory note underlying the loan arrangement was revised to reflect the lender as The Mann Group LLC, an entity controlled by our principal stockholder. Until January 1, 2013, interest on outstanding principal amounts accrued at a fixed rate equal to the one-year LIBOR as reported by the Wall Street Journal on the date of such advance plus 3% per annum. We amended the promissory note underlying the loan arrangement at various dates during 2012. The most recent amendment occurred in October 2012 to extend the maturity date to January 1, 2014, extend the date through which we can borrow under the promissory note to September 30, 2013, and adjust the annual interest rate on all outstanding principal to the one-year LIBOR on December 31, 2012 plus 5%, effective beginning on January 1, 2013. The borrowing rate was 4.5% at March 31, 2013.

As of March 31, 2013, the total principal amount outstanding under the credit facility was $119.6 million, and the amount available for future borrowings was $125.4 million. Interest is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as we and The Mann Group mutually agree. All or any portion of accrued and unpaid interest that becomes due and payable may be paid-in-kind and capitalized at any time upon mutual agreement of both parties. The Mann Group can require us to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If The Mann Group exercises this right, we will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances (see discussion regarding letter agreement below).

In August 2010, we entered into a letter agreement confirming a previous commitment by The Mann Group to not require us to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require us to use its working capital resources. In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the loan arrangement are unsecured. The loan arrangement contains no financial covenants. There are no warrants associated with the loan arrangement.

In October 2012, we sold in an underwritten public offering common stock and warrants resulting in net proceeds of $86.3 million and concurrently issued common stock and warrants to The Mann Group in exchange for cancellation of indebtedness under the amended and restated promissory note with The Mann Group (see Note 7 — Common and preferred stock and Note 9 — Related-party arrangements). To the extent that the trading price of our common stock exceeds the exercise price of the warrants on or about the expiration date of the public offering warrants and The Mann Group Warrants issued in October 2012, the warrant holders may potentially exercise such warrants during the fourth quarter of 2013. If the October 2012 public offering warrants are fully exercised, an additional $89.7 million in gross proceeds may become available. There can be no assurances that the trading price of our common stock will be greater than the exercise price of the warrants on or about the expiration date of the warrants due to a variety of factors, including the factors described under “Risks Related to Our Common Stock” in Item IA of Part II of this quarterly report on Form 10-Q, and there can be no assurances that the warrants will ever be exercised or that we will receive any proceeds from the exercise of the warrants.

On March 18, 2013, we entered into at-the-market issuance sales agreements (the “ATM Agreements”) with two sales agents, under which we may issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million under each ATM Agreement (provided that in no event may we issue and sell more than $50.0 million of shares of our common stock under both ATM Agreements in the aggregate) from time to time through either of the sales agents. Neither we nor either of the sales agents has any obligation to sell shares of our common stock under the ATM Agreements. Any sales of common stock made under the ATM Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. We have not yet issued any shares of our common stock under the ATM Agreements.

During the three months ended March 31, 2013, we used $32.0 million of cash for our operations and had a net loss of $41.0 million, which included $8.5 million of non-cash charges primarily consisting of depreciation and accretion and stock-based compensation. By comparison, during the three months ended March 31, 2012, we used $32.5 million of cash for our operations and had a net loss of $38.2 million, which included $5.2 million of non-cash charges primarily consisting of depreciation and accretion and stock-based compensation. Cash used for our operations decreased by $0.5 million. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of AFREZZA.

We used $1.5 million of cash for investing activities during the three months ended March 31, 2013, compared to $0.3 million of cash used for the three months ended March 31, 2012. Cash used for investing activities for the three months ended March 31, 2013 compared to the same period in the prior year increased $1.2 million, primarily due to a $1.1 million increase in purchases of machinery and equipment to expand the manufacturing lines in preparation for a future approval AFREZZA.

Our financing activities resulted in negative cash flow of $0.3 million during the three months ended March 31, 2013, compared to positive cash flow of $86.5 million for the same period in 2012. For the three months ended March 31, 2012, cash provided by financing activities was primarily from $80.6 million related to the February 2012 issuance of common stock and warrants through the sale of 35,937,500 units, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock as well as the exercise of stock options. Additionally, we generated cash of $6.3 million from related party borrowings.

At March 31, 2013, our capital resources consisted of cash and cash equivalents of $28.0 million and $125.4 million of available borrowings under the loan agreement with an entity controlled by the Company’s principal stockholder, The Mann Group. Based on our current expectations, we believe our existing cash resources, including the available borrowings under the loan arrangement with The Mann Group and the proceeds that may be raised under the ATM agreements, will enable us to continue planned operations through at least the third quarter of 2013. The $115.0 million aggregate principal amount of 2013 notes mature in December 2013, and our cash and cash equivalents as of March 31, 2013 will be insufficient to repay these notes. Accordingly, we will need to raise additional capital, either through the sale of equity or debt securities, the entry into a strategic business collaboration with a pharmaceutical or biotechnology company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, and/or refinance our indebtedness under the 2013 notes, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. There can be no assurance that we will be able to do so on favorable terms by the applicable repayment date, or at all. In addition, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2013 notes, each holder of 2013 notes will have the option to require us to repurchase all or any portion of such holder’s notes at a repurchase price of 100% of the principal amount of such notes to be repurchased plus accrued and unpaid interest, if any. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether. This raises substantial doubt about our ability to continue as a going concern.

We intend to use our capital resources to continue the development and commercialization of AFREZZA, if approved. We are expending a portion of our capital to scale up our manufacturing capabilities in our Danbury facilities. We also intend to use our capital resources for general corporate purposes.

We intend to pursue potential collaboration opportunities with large pharmaceutical companies in the United States, Europe and elsewhere to provide the operational and financial resources to develop, commercialize, market and sell AFREZZA. Although we have held extensive discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for AFREZZA, to date, we have not reached an agreement on a collaboration with any of these companies. We cannot predict when, if ever, we may conclude an agreement with a partner. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms, if at all.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates impacting our short-term investment portfolio as well as the interest rate on the promissory note underlying our revolving credit facility with The Mann Group. The interest rate on amounts borrowed under our credit facility with The Mann Group for the year ended December 31, 2012 was a fixed rate equal to the one-year LIBOR as reported by the Wall Street Journal on the date of such advance plus 3% per annum. Pursuant to an amendment to the promissory note in October 2012, as of January 1, 2013 the interest rate on all outstanding principal amounts under our credit facility with The Mann Group was adjusted to the one-year LIBOR on December 31, 2012 plus 5%. As of March 31, 2013, the total principal amount outstanding under the credit facility was $119.6 million. In addition, all borrowings under the credit facility for periods on and after January 1, 2013 bear interest at the one-year LIBOR on December 31, 2012 plus 5%. Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments is entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. We continue to utilize our $350.0 million revolving credit facility with The Mann Group to fund operations. As of March 31, 2013, the amount available for borrowing under our revolving credit facility with The Mann Group was $125.4 million. If a 10% change in interest rates were to have occurred on March 31, 2013, this change would not have had a material effect on the value of our short-term investment portfolio.

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

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2013. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

To date, we have not commercialized any product candidates. We have expended significant time, money and effort in the development of our lead product candidate, AFREZZA, which has not yet received regulatory approval and which may not be approved by the FDA in a timely manner, or at all. Our other product candidates are generally in early clinical or preclinical development. We anticipate that in the near term, our ability to generate revenues will depend on the successful development and commercialization of AFREZZA.

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

We have never been profitable or generated positive cash flow from operations and, as of March 31, 2013, we had incurred a cumulative net loss of $2.1 billion. The cumulative net loss has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates, including AFREZZA. This cumulative net loss may increase significantly as we continue development and clinical trial efforts. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of March 31, 2013, we had a stockholders’ deficit of $146.8 million. Our ability to achieve and sustain positive cash flow from operations and profitability primarily depends upon obtaining regulatory approvals for and successfully commercializing AFREZZA, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates, and we may not receive them. We may not generate positive cash flow from operations or be profitable even if we succeed in commercializing any of our product candidates. As a result, we cannot be sure when we will generate positive cash flow from operations or become profitable, if at all.

We will be required to raise additional capital to fund our operations, and our inability to do so could raise substantial doubt about our ability to continue as a going concern.*

Based upon our current expectations, we believe that our existing capital resources including the available borrowings under our loan arrangement with The Mann Group and the proceeds that may be raised under the ATM agreements will enable us to continue planned operations through at least the third quarter of 2013. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. We will need to raise additional funds, through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, or an increase in the borrowings available under the loan arrangement with The Mann Group, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. However, it may be difficult for us to raise additional funds through these planned measures. As of March 31, 2013, we had a stockholders’ deficit of $146.8 million which may raise concerns about our solvency and affect our ability to raise additional capital. The amount of additional funds we need will depend on a number of factors, including:

•	the election of any or all of the holders of the 2013 notes, or of any or all of the holders of the 2015 notes, to require us to repay or repurchase such notes when required;

•	our ability to refinance existing indebtedness, including indebtedness under the 2013 notes or 2015 notes which mature in December 2013 and August 2015, respectively;

•	rate of progress and costs of our clinical trials and research and development activities, including costs of procuring clinical materials and operating our manufacturing facilities;

•	our success in establishing strategic business collaborations or other sales or licensing of assets, and the timing and amount of any payments we might receive from any such transactions;

•	the costs of preparing applications for regulatory approvals for our product candidates, including AFREZZA;

•	actions taken by the FDA and other regulatory authorities affecting our product candidates and competitive products;

•	our degree of success in commercializing AFREZZA assuming receipt of required regulatory approvals;

•	the emergence of competing technologies and products and other market developments;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;

•	the level of our legal expenses;

•	the costs associated with litigation; and

•	the costs of discontinuing projects and technologies, and/or decommissioning existing facilities, if we undertake any such activities.

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

We have a substantial amount of convertible debt and may be unable to make required interest payments in the future or to refinance or repay this debt before it becomes due.*

In December 2006, we completed the sale of $115.0 million aggregate principal amount of 2013 notes, which mature in December 2013, and in August 2010, we completed the sale of $100.0 million aggregate principal amount of 2015 notes, which mature in August 2015. As of May 3, 2013, all $115.0 million principal amount of the 2013 notes remained outstanding, and all $100.0 million principal amount of the 2015 notes remained outstanding. As of March 31, 2013, we did not have sufficient cash and cash equivalents to repay the 2013 notes or the 2015 notes. In addition, as of March 31, 2013, the effective conversion prices of the 2013 notes and 2015 notes were approximately $22.47 per share and $6.80 per share, respectively, subject to adjustment, which are substantially above the closing price of our common stock on May 3, 2013. We may therefore need to refinance our 2013 notes and/or 2015 notes before such notes mature, or raise additional funds to repay such notes, and there can be no assurance that we will be able to do so on favorable terms by the applicable repayment dates, or at all. In addition, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2013 notes and the 2015 notes, each holder of 2013 notes or 2015 notes will have the option to require us to repurchase all or any portion of such holder’s notes at a repurchase price of 100% of the principal amount of such notes to be repurchased plus accrued and unpaid interest, if any. The 2013 notes bear interest at the rate of 3.75% per year on the outstanding principal amount, payable in cash semi-annually in arrears on June 15 and December 15 of each year, and the 2015 notes bear interest at the rate of 5.75% per year on the outstanding principal amount, payable in cash semiannually in arrears on February 15 and August 15 of each year. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2013 notes or 2015 notes or repay or repurchase the 2013 notes or 2015 notes when required, we will be in default under the applicable indenture(s) for such note(s), and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether.

Deterioration of the general global economic conditions may have an adverse impact on our loan facility with The Mann Group.*

In the recent past, financial markets in the United States, Europe and Asia have experienced a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government and other governments. We cannot predict the impact of the deterioration, if any, of the general stock market and global economy on the financial condition of The Mann Group. If The Mann Group has insufficient assets or if we are otherwise unable to draw on The Mann Group loan facility, our business and financial condition may be adversely affected.

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

When we purchased the facilities located in Danbury, Connecticut in 2001, a soil and groundwater investigation and remediation was being conducted by a former site operator (the responsible party) under the oversight of the Connecticut Department of Environmental Protection. During the construction of our expanded manufacturing facility, we excavated contaminated soil under the footprint of our building expansion location. The responsible party reimbursed us for our increased excavation and disposal costs of contaminated soil in the amount of $1.625 million. It has conducted at its expense all work and will make all filings necessary to achieve closure for the environmental remediation conducted at the site, and has agreed to indemnify us for any future costs and expenses we may incur that are directly related to the final closure. If we are unable to collect these future costs and expenses, if any, from the responsible party, our business and results of operations may be harmed.

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

We also are required to register our establishments and list our products with the FDA and certain state agencies. We and any third-party manufacturers or suppliers must continually adhere to federal regulations setting forth requirements, known as cGMP (for drugs) and QSR (for medical devices), and their foreign equivalents, which are enforced by the FDA and other national regulatory bodies through their facilities inspection programs. If our facilities, or the facilities of our manufacturers or suppliers, cannot pass a preapproval plant inspection, the FDA will not approve the marketing of our product candidates. In complying with cGMP and foreign regulatory requirements, we and any of our potential third-party manufacturers or suppliers will be obligated to expend time, money and effort in production, record-keeping and quality control to ensure that our products meet applicable specifications and other requirements. QSR requirements also impose extensive testing, control and documentation requirements. State regulatory agencies and the regulatory agencies of other countries have similar requirements. In addition, we will be required to comply with regulatory requirements of the FDA, state regulatory agencies and the regulatory agencies of other countries concerning the reporting of adverse events and device malfunctions, corrections and removals ( e.g. , recalls), promotion and advertising and general prohibitions against the manufacture and distribution of adulterated and misbranded devices. Failure to comply with these regulatory requirements could result in civil fines, product seizures, injunctions and/or criminal prosecution of responsible individuals and us. Any such actions would have a material adverse effect on our business and results of operations.

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

Moreover, the term of a patent is limited and, as a result, the patents protecting our products expire at various dates. For example, some patents providing protection for our AFREZZA inhalation powder expired in 2012. Other patents providing similar protection have terms extending into 2020 and 2031. In addition, patents providing protection for our inhaler and cartridges have terms extending into 2023 and 2031, and we have method of treatment claims that extend into 2026 and 2029. As and when these different patents expire, AFREZZA could become subject to increased competition. As a consequence, we may not be able to recover our development costs.

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

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted, subjected to post-grant challenge, and may also affect patent litigation. The USPTO is continuing to develop regulations and procedures to govern administration of the Leahy-Smith Act, and while all of the substantive changes to patent law associated with the Leahy-Smith Act have become effective, many changes have only recently become effective. Moreover there will be a transitional period of many years during which some applications may be eligible for prosecution under the previous rules. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We may not obtain trademark registrations for our potential trade names.*

We have not selected trade names for some of our product candidates; therefore, we have not filed trademark registrations for all of our potential trade names for our product candidates in all jurisdictions, nor can we assure that we will be granted registration of those potential trade names for which we have filed. No assurance can be given that any of our trademarks will be registered in the United States or elsewhere, or once registered that, prior to our being able to enter a particular market, they will not be cancelled for non-use. Nor can we give assurances, that the use of any of our trademarks will confer a competitive advantage in the marketplace.

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

Our Chairman and Chief Executive Officer and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.*

At March 31, 2013, Mr. Mann beneficially owned 42.5% of our outstanding shares of capital stock. By virtue of his holdings, Mr. Mann may be able to continue to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.

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

As of March 31, 2013, we had 289,375,250 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock may decline. Likewise the issuance of additional shares of our common stock upon the conversion of some or all of our senior convertible notes, or upon the exercise of some or all of the warrants we issued in February 2012 and October 2012, could adversely affect the trading price of our common stock. In addition, the existence of these notes and warrants may encourage short selling of our common stock by market participants. Furthermore, if we were to include in a company-initiated registration statement shares held by our stockholders pursuant to the exercise of their registration rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.4(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.5(10)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.6(5)	Amended and Restated Bylaws.

4.1(6)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated November 1, 2006.

4.2(7)	First Supplemental Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated December 12, 2006.

4.3(7)	Form of 3.75% Senior Convertible Note due 2013.

4.4(11)	Form of common stock certificate.

4.5(1)	Registration Rights Agreement, dated October 15, 1998, by and among CTL ImmunoTherapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended.

4.6(8)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated August 24, 2010.

4.7(8)	Form of 5.75% Senior Convertible Note due 2015.

4.8(9)	Form of Warrant to Purchase Common Stock issued February 8, 2012.

4.9(12)	Form of Warrant to Purchase Common Stock issued October 23, 2012.

4.10(11)	Form of Warrant to Purchase Common Stock issued December 21, 2012.

10.1(11)	At-The-Market Issuance Sales Agreement, dated March 18, 2013, by and between MannKind and MLV & Co. LLC.

10.2(11)	At-The-Market Issuance Sales Agreement, dated March 18, 2013, by and between MannKind and Brinson Patrick Securities Corporation.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

(1)	Incorporated by reference to MannKind’s registration statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended.
(2)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 9, 2007.
(3)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 2, 2010.
(4)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 4, 2011.
(5)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on November 19, 2007.

(6)	Incorporated by reference to MannKind’s registration statement on Form S-3 (File No. 333-138373), filed with the SEC on November 2, 2006.
(7)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on December 12, 2006.
(8)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on August 24, 2010.
(9)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on February 6, 2012.
(10)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on December 24, 2012.
(11)	Incorporated by reference to MannKind’s annual report on Form 10-K (File No. 000-50865), filed with the SEC on March 18, 2013.
(12)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on October 19, 2012.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2013	MANNKIND CORPORATION

	By:	/S/ MATTHEW J. PFEFFER
Matthew J. Pfeffer
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)