Form 10-Q
period 2013-06-30
MANNKIND CORP
filed 2013-08-09
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 2, 2013, there were 301,774,215 shares of the registrant’s common stock, $.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2013

Page
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets: June 30, 2013 and December 31, 2012	2
Condensed Consolidated Statements of Operations: Three and six months ended June 30, 2013 and 2012 and the period from February 14, 1991 (date of inception) to June 30, 2013	3
Condensed Consolidated Statements of Comprehensive Loss: Three and six months ended June 30, 2013 and 2012 and the period from February 14, 1991 (date of inception) to June 30, 2013	4
Condensed Consolidated Statements of Cash Flows: Six months ended June 30, 2013 and 2012 and the period from February 14, 1991 (date of inception) to June 30, 2013	5
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	22
PART II: OTHER INFORMATION
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3. Defaults Upon Senior Securities	39
Item 4. Mine Safety Disclosures	39
Item 5. Other Information	39
Item 6. Exhibits	40
SIGNATURES	42

AFREZZA®, MedTone® and Technosphere® are our registered trademarks in the United States. We have also applied for and have registered company trademarks in other jurisdictions, including Europe and Japan.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$28,529	$61,840
State research and development credit exchange receivable — current	450	450
Prepaid expenses and other current assets	3,183	4,520

Total current assets	32,162	66,810
Property and equipment — net	179,567	183,961
State research and development credit exchange receivable — net of current portion	470	313
Other assets	230	230

Total	$212,429	$251,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,419	$4,555
Accrued expenses and other current liabilities	26,984	25,777
Senior convertible notes	114,744	114,443
Note payable to related party	119,635	—

Total current liabilities	266,782	144,775
Senior convertible notes	98,004	97,583
Note payable to related party	—	119,635

Total liabilities	364,786	361,993

Commitments and contingencies
Stockholders’ deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value — 550,000,000 shares authorized at June 30, 2013 and December 31, 2012; 300,869,683 and 286,035,082 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	3,012	2,860
Additional paid-in capital	2,036,640	1,991,379
Accumulated other comprehensive loss	(8)	(6)
Deficit accumulated during the development stage	(2,192,001)	(2,104,912)

Total stockholders’ deficit	(152,357)	(110,679)

Total	$212,429	$251,314

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,		Cumulative period from February 14, 1991 (date of inception) to
	2013	2012	2013	2012	June 30, 2013
Revenue	$—	$—	$—	$—	$3,166

Operating expenses:
Research and development	27,052	26,638	53,450	50,794	1,521,023
General and administrative	14,533	17,416	24,572	27,193	450,276
In-process research and development costs	—	—	—	—	19,726
Goodwill impairment	—	—	—	—	151,428

Total operating expenses	41,585	44,054	78,022	77,987	2,142,453

Loss from operations	(41,585)	(44,054)	(78,022)	(77,987)	(2,139,287)
Other income (expense)	15	13,347	38	14,729	(2,229)
Interest expense on note payable to related party	(1,689)	(3,028)	(3,378)	(6,076)	(42,203)
Interest expense on senior convertible notes	(2,866)	(2,844)	(5,729)	(5,419)	(45,662)
Interest income	1	1	2	2	36,998

Loss before benefit for income taxes	(46,124)	(36,578)	(87,089)	(74,751)	(2,192,383)
Income tax benefit	—	—	—	—	382

Net loss	(46,124)	(36,578)	(87,089)	(74,751)	(2,192,001)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	—	—	(952)

Net loss applicable to common stockholders	$(46,124)	$(36,578)	$(87,089)	$(74,751)	$(2,215,213)

Net loss per share applicable to common stockholders — basic and diluted	$(0.16)	$(0.23)	$(0.31)	$(0.49)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	284,044	159,859	282,062	151,506

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,		Cumulative period from February 14, 1991 (date of inception) to
	2013	2012	2013	2012	June 30, 2013
Net Loss	$(46,124)	$(36,578)	$(87,089)	$(74,751)	$(2,192,001)
Other comprehensive loss:
Cumulative translation (loss) gain	—	6	(2)	5	(8)
Unrealized gain (loss) on investments:
Unrealized holding gain during the period	—	—	—	—	48
Less: reclassification adjustment for gains (losses) included in net loss	—	—	—	48	(48)

Net unrealized gain on investments	—	—	—	48	—

Other comprehensive loss	—	6	(2)	53	(8)

Comprehensive loss	$(46,124)	$(36,572)	$(87,091)	$(74,698)	$(2,192,009)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,		Cumulative Period from February 14, 1991 (Date of Inception) to
	2013	2012	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(87,089)	$(74,751)	$(2,192,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion	6,668	7,343	133,445
Stock-based compensation expense	15,362	5,951	153,280
Stock expense for shares issued pursuant to research agreement	—	—	3,018
(Gain) loss on sale, abandonment/disposal or impairment of property and equipment	686	(73)	24,939
Accrued interest on investments, net of amortization of discounts	—	—	(191)
In-process research and development	—	—	19,726
Goodwill impairment	—	—	151,428
Loss on available-for-sale securities	—	117	990
Litigation settlement in stock	—	—	6,494
Fair value of forward purchase contract	—	(12,011)	1,237
Other, net	(2)	(2,716)	1,097
Changes in assets and liabilities:
State research and development credit exchange receivable	(157)	(185)	(920)
Prepaid expenses and other current assets	1,337	(15,731)	(1,233)
Other assets	—	—	(230)
Accounts payable	(974)	1,244	3,444
Accrued expenses and other current liabilities	2,398	33,308	37,447
Other liabilities	—	—	(2)

Net cash used in operating activities	(61,771)	(57,504)	(1,658,032)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	—	(796,779)
Sales and maturities of marketable securities	—	—	796,393
Purchase of property and equipment	(1,591)	(448)	(329,337)
Proceeds from sale of property and equipment	—	73	454

Net cash used in investing activities	(1,591)	(375)	(329,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	2,191	80,992	1,399,947
Collection of Series C convertible preferred stock subscriptions receivable	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Put shares sold to majority stockholder	—	—	623
Exercise of warrants for common stock	28,308	—	28,308
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivables	—	—	1,742
Borrowings on notes payable to related party	—	6,250	387,750
Principal payments on notes payable to related party	—	—	(70,000)
Borrowings on notes payable	—	—	3,460
Principal payments on notes payable	—	—	(1,667)
Proceeds from senior convertible notes	—	—	207,050
Payment of employment taxes related to vested restricted stock units	(448)	(405)	(13,475)

Net cash provided by financing activities	30,051	86,837	2,015,830

	Six months ended June 30,		Cumulative Period from February 14, 1991 (Date of Inception) to
	2013	2012	June 30, 2013
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(33,311)	$28,958	$28,529
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,840	2,681	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,529	$31,639	$28,529

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$—	$—	$26
Interest paid in cash, net of amounts capitalized	5,006	4,751	64,158
Accretion on redeemable convertible preferred stock	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	171,154
Issuance of common stock for notes receivable	—	—	2,758
Issuance of put option by stockholder	—	—	(2,949)
Put option redemption by stockholder	—	—	1,921
Issuance of Series C convertible preferred stock subscriptions	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)
Non-cash construction in progress and property and equipment	4,605	2,343	4,605
Capitalization of interest on note payable to related party	—	11,876	14,219
Cancellation of principal on note payable to related party	—	77,187	212,334
Forward purchase contract contribution to APIC	—	1,080	29,317
Reclassification of forward purchase contract to APIC	—	13,091	28,080

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the six months ended June 30, 2013 may not be indicative of the results that may be expected for the full year.

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

Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. It is costly to develop therapeutic products and conduct clinical trials for these products. Since its inception through June 30, 2013 the Company has reported accumulated net losses of $2.2 billion, which include a goodwill impairment charge of $151.4 million, and cumulative negative cash flow from operations of $1.7 billion. On December 15, 2013, $115.0 million of aggregate principal under the 3.75% Senior Convertible Notes (the “2013 notes”) will mature (see Note 10 — Senior convertible notes), and on January 1, 2014, the Company’s borrowings under the amended and restated promissory note with The Mann Group will mature though The Mann Group’s right to repayment under the promissory note is subject to a subordination agreement between The Mann Group and affiliates of Deerfield Management Company L.P. (“Deerfield”), pursuant to which The Mann Group has agreed not to accept repayment under the note until the Company’s borrowings under its debt facility with Deerfield are repaid. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. At June 30, 2013, the Company’s capital resources consisted of cash and cash equivalents of $28.5 million and $125.4 million of available borrowings through September 30, 2013 under the loan agreement with an entity controlled by the Company’s principal stockholder, The Mann Group, LLC (“The Mann Group”) (see Note 9 — Related-party arrangements). Based upon the Company’s current expectations, management believes the Company’s existing capital resources, including the available borrowings under the loan arrangement with The Mann Group and proceeds received on July 1, 2013 from the first tranche of the debt facility as described below, will enable it to continue planned operations into the fourth quarter of 2013. As described below, the Company previously issued certain public offering warrants that expire in October 2013. If these warrants are exercised prior to their expiration, the Company would receive cash proceeds of $64.6 million, which it believes, when combined with the cash resources and available borrowings discussed above, would provide sufficient capital resources to continue planned operations at least through the end of 2013. However, the Company cannot provide assurances that the warrants will be exercised, that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates.

Capital resources potentially available to the Company include proceeds from the exercise of warrants, at-the-market agreements and issuance of additional 2019 notes as follows:

In October 2012, we sold in an underwritten public offering common stock and warrants resulting in net proceeds of $86.3 million and concurrently issued common stock and warrants to The Mann Group in exchange for cancellation of indebtedness under the amended and restated promissory note with The Mann Group (see Note 7 — Common and preferred stock and Note 9 — Related-party arrangements). To the extent that the trading price of our common stock exceeds the exercise price of the warrants on or about the expiration date of the public offering warrants and The Mann Group Warrants issued in October 2012, the warrant holders may potentially exercise all warrants prior to their expiration in the fourth quarter of 2013 making available $89.7 million in gross proceeds from the exercise of public offering warrants and The Mann Group warrant exercise could be settled in exchange for cancellation of indebtedness of $78.0 million. As of June 30, 2013, we have received $25.1 million in proceeds from the exercise of the public offering warrants with $64.6 million remaining unexercised. The Mann Group warrants remained unexercised as of June 30, 2013. There can be no assurances that the trading price of our common stock will be greater than the exercise price of the warrants on or about the expiration date of the warrants due to a variety of factors. There can be no assurances that the remaining warrants will be exercised or that we will receive any additional proceeds from the exercise of the warrants.

On March 18, 2013, we entered into at-the-market issuance sales agreements (the “ATM Agreements”) with two sales agents, under which we may issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million under each ATM Agreement (provided that in no event may we issue and sell more than $50.0 million of shares of our common stock under both ATM Agreements in the aggregate) from time to time through either of the sales agents. Neither we nor either of the sales agents has any obligation to sell shares of our common stock under the ATM Agreements. Any sales of common stock made under the ATM Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). We have not yet issued any shares of our common stock under the ATM Agreements. There can be no assurance that we will be able to access capital through the ATM Agreements on a timely basis, or at all.

On July 1, 2013, we entered into a facility agreement (the “Facility Agreement”) with Deerfield, pursuant to which Deerfield has purchased $40.0 million aggregate principal amount of 9.75% senior secured convertible notes due 2019 (the “2019 notes”) and has committed to purchasing up to an additional $120.0 million aggregate principal amount of 2019 notes upon the satisfaction of certain conditions (see Note 12 — Subsequent Event). There can be no assurance that the conditions required for the additional $120 million of borrowings will be met or met in a timeframe necessary to support our liquidity needs.

The Company will need to raise additional capital through the resources identified above or, through the sale of equity or debt securities, a strategic business collaboration with a pharmaceutical company, the establishment of other funding facilities, licensing arrangements, assets sales or other means, in order to continue the development and commercialization of AFREZZA and other product candidates and to support its other ongoing activities. However, the Company cannot provide assurances that such additional capital will be available through any such sources or other sources.

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

Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash. As of June 30, 2013 and December 31, 2012, the Company held $28.5 million and $61.8 million, respectively of cash and cash equivalents, consisting primarily of money market funds of $25.9 million and $60.8 million, respectively, and the remaining in non-interest bearing checking accounts. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

The following is a summary of the carrying values and estimated fair values of the 2013 notes and the Company’s senior convertible notes due in 2015 (the “2015 notes”) (in millions).

	June 30, 2013		December 31, 2012
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Notes due 2013	$114.7	$113.3	$114.4	$81.9
Notes due 2015	$98.0	$109.9	$97.6	$63.2

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

The Company concluded its Common Stock Purchase Agreement with The Mann Group entered into in February 2012 (“The Mann Group Common Stock Purchase Agreement”) (see Note 7 — Common and preferred stock) represented a contingent forward purchase contract that met the definition of a derivative instrument in accordance with ASC 815 Derivatives and Hedging (“ASC 815”). Of the 31,250,000 shares issuable pursuant to The Mann Group Common Stock Purchase Agreement, the portion of the derivative instrument representing 14.7 million shares were recorded as equity (“Equity Portion”) as they met the criteria for equity classification under ASC 815-40 Derivatives and Hedging, Contracts in an Entity’s Own Stock. The remaining 16.5 million shares (“Non-Equity Portion”) required classification outside of equity as the Company did not have sufficient available shares at the time of issuance. The Company revalued the Non-Equity Portion of the forward purchase contract at each reporting date and recorded a fair value adjustment within “Other income (expense)”. The estimated fair value of The Mann Group Common Stock Purchase Agreement was based on a forward purchase contract valuation (Level 3 in the fair value hierarchy). The fair value of the forward purchase contract is highly sensitive to the discount applied for lack of marketability and the stock price, and changes in this discount and/or the stock price caused the value of the forward purchase contract to change significantly. The Company recognized the change in fair value of $(336,000) in “Other income (expense)” for the three months ended March 31, 2012. The Company revalued the Non-Equity Portion using a forward contract valuation formula, in which the forward contract was estimated to be equal to the valuation date stock price minus the strike price discounted to the valuation date using a risk-free rate of 0.08% at issuance and 0.06% at March 31, 2012. As the shares which would be received upon settlement were unregistered, the Company applied a discount for lack of marketability of 2.57% at issuance and 1.64% at March 31, 2012 based on quantitative put models, adjusted to take into account qualitative factors, including the fact that the Company’s stock was publicly traded and the fact that there was no contractual restriction on the unregistered shares being registered. As of and for the six months ended June 30, 2012, the Company recognized the change in fair value of $12.0 million in “Other income.” The Company revalued the Non-Equity Portion using a forward contract valuation formula, in which the forward contract is estimated to be equal to the valuation date stock price of $2.40 at issuance and $1.69 at May 17, 2012 minus the strike price discounted to the valuation date using a risk-free rate of 0.08% at issuance and 0.18% at May 17, 2012. As the shares which would be received upon settlement are currently unregistered, the Company applied a discount for lack of marketability of 10.27% at issuance and 1.67% at May 17, 2012 based on quantitative put models, adjusted to take into account qualitative factors, including the fact that the Company’s stock is publicly traded and the fact that there is no contractual restriction on the unregistered shares being registered.

The following roll-forward provides a summary of changes in fair value of the Company’s Level 3 forward purchase contract (in thousands):

	Three months ended June 30, 2012	Six months ended June 30, 2012
	Forward Purchase Contract	Forward Purchase Contract
Beginning Balance	$744	$—
Issuance	—	1,080
Adjustments to fair value included in other income	12,347	12,011
Transfers to additional paid-in-capital	(13,091)	(13,091)

Ending Balance	$—	$—

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

In July, 2013, the FASB ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is evaluating the impact, if any, of the adoption of ASU 2013-11 will have on the Company’s consolidated financial statements.

2. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	June 30, 2013	December 31, 2012
Salary and related expenses	$8,146	$10,074
Research and clinical trial costs	6,558	5,995
Accrued interest	7,911	4,533
Construction in progress	2,661	3,878
Other	1,708	1,297

Accrued expenses and other current liabilities	$26,984	$25,777

3. Accounting for stock-based compensation

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Stock-based compensation	$10,172	$3,072	$15,362	$5,951

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

On May 23, 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan (the “Plan”). The Plan is the successor to and continuation of the previous active stock-based compensation plans - 2004 Equity Incentive Plan and the 2004 Non-Employee Directors’ Stock Option Plan. The Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, other stock awards, and performance awards that may be settled in cash, stock, or other property. All of the Company’s employees, non-employee directors and consultants are eligible to participate in the Plan and may receive all types of awards; provided that incentive stock options may be granted under the Plan only to employees (including officers) and employees of the Company’s affiliates.

On May 23, 2013, the Compensation Committee approved a management proposal designed to encourage employee retention. The proposal involved the grant of 5,598,100 performance-based stock options and 1,687,900 performance-based restricted stock units to employees, including executive officers of the Company. These grants have vesting terms subject to the achievement of certain performance milestones. The performance-based options and performance-based restricted stock units had a grant date per share fair value of $3.05 and $6.85, respectively.

As of June 30, 2013, there was $24.3 million and $31.5 million of unrecognized compensation cost related to options and restricted stock units, respectively, which are expected to be recognized over the remaining weighted average vesting period of 0.8 years. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period. As of June 30, 2013, there was $107,000 and $3.7 million of unrecognized expenses related to performance options and restricted stock units, respectively, for milestones not considered probable of achievement.

4. Net loss per common share

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period excluding the shares loaned to Bank of America, N.A. under a share lending arrangement (see Note 7 — Common and preferred stock). As of June 30, 2013, 9,000,000 shares of the Company’s common stock, which were loaned to Bank of America, N.A. pursuant to the terms of a share lending agreement as described in Note 7, were issued and are outstanding, and holders of the borrowed shares have all the rights of a holder of the Company’s common stock. However, because the share borrower must return all borrowed shares to the Company (or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying condensed consolidated statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 129,432,728 shares and 61,741,900 shares as of June 30, 2013 and 2012, respectively, and exclude the 9,000,000 shares loaned under the share lending arrangement.

5. State research and development credit exchange receivable

The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Current estimated amounts receivable under the program were $450,000 at June 30, 2013 and December 31, 2012. Long-term estimated amounts receivable under the program were $470,000 and $313,000 at June 30, 2013 and December 31, 2012, respectively.

6. Property and equipment

Property and equipment — net consist of the following (dollar amounts in thousands):

	Estimated Useful Life (Years)	June 30, 2013	December 31, 2012
Land	—	$5,273	$5,273
Buildings	39-40	54,948	54,948
Building improvements	5-40	114,245	114,245
Machinery and equipment	3-15	81,368	81,382
Furniture, fixtures and office equipment	5-10	5,164	5,239
Computer equipment and software	3	11,834	11,840
Leasehold improvements		17	17
Construction in progress		13,757	12,266

		286,606	285,210
Less accumulated depreciation and amortization		(107,039)	(101,249)

Property and equipment — net		$179,567	$183,961

Leasehold improvements are amortized over four years which is the shorter of the term of the lease or the service lives of the improvements.

Depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Depreciation and amortization expense	$2,956	$3,304	$5,946	$6,661

7. Common and preferred stock

The Company is authorized to issue 550,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized. As of June 30, 2013 and December 31, 2012, 300,869,683 and 286,035,082 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding. Included in the common stock outstanding as of June 30, 2013 and December 31, 2012 are 9,000,000 shares of common stock loaned to Bank of America under a share lending agreement in connection with the offering of the $100.0 million aggregate principal amount of 2015 notes (see Note 10 — Senior convertible notes). Bank of America is obligated to return the borrowed shares (or, in certain circumstances, the cash value thereof) to the Company on or about the 45th business day following the date as of which the entire principal amount of the notes ceases to be outstanding, subject to extension or acceleration in certain circumstances or early termination at Bank of America’s option. The Company did not receive any proceeds from the sale of the borrowed shares by Bank of America, but the Company did receive a nominal lending fee of $0.01 per share from Bank of America for the use of borrowed shares.

In February 2012, the Company sold in an underwritten public offering 35,937,500 units at an aggregate price to the public of $86.3 million, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock. Net proceeds from this offering were approximately $80.6 million, excluding any future proceeds from the exercise of warrants. The warrants are exercisable at $2.40 per share and expire in February 2016. Concurrent with this public offering, pursuant to The Mann Group Common Stock Purchase Agreement entered into in February 2012, The Mann Group agreed to purchase $77.2 million worth of restricted shares or 31,250,000 restricted shares of common stock at an aggregate purchase price of $77.2 million, which were issued in June 2012 in exchange for cancellation of principal indebtedness of $77.2 million under the revolving amended and restated loan arrangement (see Note 9 — Related-party arrangements).

In October 2012, the Company sold in an underwritten public offering 46,000,000 units at an aggregate price to the public of $92.0 million, with each unit consisting of one share of common stock and a warrant to purchase 0.75 of a share of common stock. Net proceeds from this offering were approximately $86.3 million, excluding any future proceeds from the exercise of warrants. The warrants are exercisable at $2.60 per share and expire in the fourth quarter of 2013. As of June 30, 2013, we have received $25.1 million in proceeds from the exercise of a portion of such warrants with $64.6 million remaining unexercised. Concurrent with this public offering, pursuant to a Common Stock and Warrant Purchase Agreement with The Mann Group entered into in October 2012 (the “Mann Group Common Stock and Warrant Purchase Agreement”), The Mann Group agreed to purchase for an aggregate purchase price of $107.4 million, 40,000,000 restricted shares of common stock and warrants to purchase 30,000,000 restricted shares of common stock, which were issued in October 2012 in exchange for cancellation of principal indebtedness of $107.4 million under the revolving amended and restated loan arrangement (see Note 9 — Related-party arrangements). The Mann Group warrants are exercisable at $2.60 per share and expire in the fourth quarter of 2013. As of June 30, 2013, The Mann Group warrants remained unexercised.

In connection with both the February and October 2012 public offerings, the Company performed an analysis of the warrants to determine their appropriate classification and concluded that in both instances the warrants should be classified within equity. In connection with The Mann Group Common Stock Purchase Agreement the Company concluded that this agreement represented a contingent forward contract that met the definition of a derivative instrument in accordance with ASC 815 Derivatives and Hedging, and that a portion of the restricted common stock issued should be classified as equity and the remaining portion should be classified as assets or liabilities accounted for at fair value. In connection with The Mann Group Common Stock and Warrant Purchase Agreement, the Company concluded that this agreement represented a contingent forward contract and that the restricted common stock and warrants issued to The Mann Group should be classified as assets or liabilities accounted for at fair value. Both the February and October forward contracts settled during 2012.

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

9. Related-party arrangements

In October 2007, the Company entered into a $350.0 million loan arrangement with its principal stockholder. In February 2009, the promissory note underlying the loan arrangement was revised as a result of the Company’s principal stockholder being subject to the licensing requirement under the California Finance Lenders Law. Accordingly, the lender was changed to The Mann Group. Until January 1, 2013, interest on outstanding principal amounts accrued at a fixed rate equal to the one-year LIBOR as reported by the Wall Street Journal on the date of such advance plus 3% per annum. The promissory note underlying the loan arrangement was amended at various dates during 2012. The most recent amendment occurred in October 2012 to extend the maturity date to January 1, 2014, extend the date through which the Company can borrow under the promissory note to September 30, 2013, and adjust the annual interest rate on all outstanding principal to the one-year LIBOR on December 31, 2012 plus 5%. Effective January 1, 2013, the borrowing rate for all borrowings under the promissory note with The Mann Group was set at 5.84%.

As of June 30, 2013, the total principal amount outstanding under the credit facility was $119.6 million, and the amount available for future borrowings was $125.4 million. Interest is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as the Company and The Mann Group mutually agree. All or any portion of accrued and unpaid interest that becomes due and payable may be paid-in-kind and capitalized at any time upon mutual agreement of both parties. The Mann Group can require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If The Mann Group exercises this right, the Company will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances (see discussion regarding letter agreement below).

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

In October 2012, concurrent with an underwritten public offering (see Note 7 — Common and preferred stock), pursuant to The Mann Group Common Stock and Warrant Purchase Agreement, The Mann Group agreed to purchase for an aggregate purchase price of $107.4 million, 40,000,000 restricted shares of common stock and warrants to purchase 30,000,000 restricted shares of common stock, which were issued in October 2012 in exchange for cancellation of principal indebtedness of $107.4 million under the revolving amended and restated loan arrangement. The Mann Group warrants are exercisable at $2.60 per share and expire in October 2013.

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

The cancelled principal amount became available for reborrowing. Additionally, in accordance with the terms of the note, the Company elected to capitalize the accrued and unpaid interest on the cancelled principal amount that became due upon the closing (see Note 7 – Common and preferred stock). During the first and second quarters of 2013, there were no borrowings under or amendments to The Mann Group loan arrangement.

10. Senior convertible notes

Senior convertible notes consist of the following (in thousands):

	June 30 2013	December 31 2012
2013 notes
Principal amount	$115,000	$115,000
Unaccreted debt issuance expense	(256)	(557)

Net carrying amount	114,744	114,443

2015 notes
Principal amount	$100,000	$100,000
Unaccreted debt issuance expense	(1,996)	(2,417)

Net carrying amount	98,004	97,583

Senior convertible notes	$212,748	$212,026

On August 18, 2010, the Company completed a Rule 144A offering of $100.0 million aggregate principal amount of the 2015 notes. The 2015 notes are governed by the terms of an indenture dated as of August 24, 2010 (the “2015 Note Indenture”). The 2015 notes bear interest at the rate of 5.75% per year on the principal amount, payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011. In connection with the 2015 notes, the Company had accrued interest of $2.2 million as of June 30, 2013 and December 31, 2012, respectively. The 2015 notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the 2015 notes is August 15, 2015 and payment is due in full on that date for unconverted securities. Holders of the 2015 notes may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 147.0859 shares per $1,000 principal amount, which is equal to a conversion price of approximately $6.80 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the 2015 notes converted in connection with a fundamental change by increasing the conversion rate on such 2015 notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of 2015 notes will have the option to require the Company to repurchase all or any portion of such holder’s 2015 notes at a repurchase price of 100% of the principal amount of the 2015 notes to be repurchased plus accrued and unpaid interest, if any. The Company may elect to redeem some or all of the 2015 notes if the closing stock price has equaled 150% of the conversion price for at least 20 of the 30 consecutive trading days ending on the trading day before the Company’s redemption notice. The redemption price will equal 100% of the principal amount of the 2015 notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a make-whole payment equal to the sum of the present values of the remaining scheduled interest payments through and including August 15, 2015

(other than interest accrued up to, but excluding, the redemption date). The Company will be obligated to make the make-whole payment on all the 2015 notes called for redemption and converted during the period from the date the Company mailed the notice of redemption to and including the redemption date. The Company may elect to make the make-whole payment in cash or shares of its common stock, subject to certain limitations. Under the terms of the 2015 Note Indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the contract, including the make-whole shares, is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the contract period under existing commitments. Applying the Company’s sequencing policy, the Company performed an analysis at the time of the offering of the 2015 notes and each reporting date since and has concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was sufficient to deliver the number of shares that could be required to be delivered during the contract period under existing commitments.

The Company incurred approximately $4.2 million in issuance costs which are recorded as an offset to the 2015 notes in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the 2015 notes.

On December 12, 2006, the Company completed an offering of $115.0 million aggregate principal amount of 3.75% Senior Convertible Notes due 2013 (the “2013 notes”), including $15.0 million aggregate principal amount of the 2013 notes sold pursuant to the underwriters’ over-allotment option that was exercised in full. The 2013 notes are governed by the terms of an indenture dated as of November 1, 2006 and a First Supplemental Indenture, dated as of December 12, 2006 (the “2013 Note Indenture”). The 2013 notes bear interest at the rate of 3.75% per year on the principal amount, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2007. In connection with the 2013 notes, the Company had accrued interest of $192,000 as of June 30, 2013 and December 31, 2012, respectively. The 2013 notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company. The maturity date of the 2013 notes is December 15, 2013, and payment is due in full on that date for unconverted securities. Holders of the 2013 notes may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 44.5002 shares per $1,000 principal amount, which is equal to a conversion price of approximately $22.47 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the 2013 notes converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of 2013 notes will have the option to require the Company to repurchase all or any portion of such holder’s Notes at a repurchase price of 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any. Under the terms of the 2013 Note Indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the contract, including the make-whole shares, is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the contract period under existing commitments. Applying the Company’s sequencing policy, the Company performed an analysis at the time of the offering of the 2013 notes and each reporting date since and has concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was sufficient to deliver the number of shares that could be required to be delivered during the contract period under existing commitments.

The Company incurred approximately $3.7 million in issuance costs which are recorded as an offset to the 2013 notes in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the 2013 notes.

Accretion of debt issuance expense in connection with the offerings of the 2015 notes and the 2013 notes during the three and six months ended June 30, 2013 and 2012 were as follows (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Accretion expense	$364	$343	$722	$682

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

12. Subsequent event

On July 1, 2013, the Company entered into the Facility Agreement with Deerfield. Under the Facility Agreement, Deerfield committed to purchase up to $160.0 million aggregate principal amount of 2019 notes in four $40.0 million tranches. The closing of the first tranche of $40.0 million aggregate principal amount of 2019 notes (the purchase price for which was $21.1 million as a result of the original issue discount) occurred on the date of the Facility Agreement. Deerfield’s obligation to purchase the second tranche of 2019 notes is subject to the Company’s achievement and reporting of certain Phase 3 results relating to the Company’s clinical studies of AFREZZA. Deerfield’s obligation to purchase the third tranche of 2019 notes is subject to the Company’s repayment of its 2013 notes and the prior satisfaction of the conditions for the second tranche closing. Deerfield’s obligation to purchase the fourth tranche of 2019 notes is subject to the Company’s receipt of approval of AFREZZA by the U.S. Food and Drug Administration, or the FDA, and the prior satisfaction of the conditions for the second and third tranche closings. In addition to the foregoing conditions, Deerfield’s obligation to purchase 2019 notes at any of the three remaining closings is subject to, at each closing, the shares issuable upon conversion of all previously sold 2019 notes being freely tradable pursuant to an effective registration statement filed with the Securities and Exchange Commission or pursuant to Rule 144 under the Securities Act. The Company is required to repay 25% of the outstanding principal amount of the 2019 notes sold in each tranche on the third, fourth, fifth and sixth anniversaries of the applicable issue dates of such 2019 notes, and the entire outstanding principal amount of all 2019 notes will become due and payable no later than December 31, 2019. The outstanding amount of 2019 notes will accrue interest at a rate of 9.75% per year commencing on September 30, 2013, payable in cash quarterly in arrears on the last business day of December, March, June and September of each year. A portion of the principal amount of the 2019 notes may be converted into shares of the Company’s common stock at Deerfield’s option after a specified period following the release of data from the aforementioned clinical trials. The conversion price will be determined by the volume weighted average price of the common stock during the 20 trading days immediately preceding the conversion date. If the conversion price exceeds $6.67, no more than six million shares may be issued upon conversion; if the conversion price is less than $3.33, no more than 12 million shares may be issued upon conversion; and if the conversion price is between these dollar amounts, no more than $40 million worth of common stock may be issued upon conversion. In connection with the Facility Agreement, the Company also entered into a Milestone Rights Purchase Agreement (the “Milestone Agreement”) with Deerfield Private Design Fund and Horizon Santé FLML SÁRL (the “Milestone Purchasers”), pursuant to which, in exchange for a payment of $18.9 million, the Company sold the Milestone Purchasers rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an AFREZZA product and the achievement of specified net sales figures.

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

In the second quarter of 2013, we completed two Phase 3 clinical studies conducted at sites in the United States, Eastern Europe and South America. We expect to submit the results of these studies to the FDA as an amendment to our new drug application, or NDA, during the fourth quarter of 2013. However, the data collected from these clinical trials may not reach statistical significance or may not otherwise be sufficient to support an amendment to our NDA, or FDA approval. Moreover, there can be no assurance that we will satisfy all of the FDA’s requirements with these two clinical studies or that the FDA will ultimately find our proposed approach to these clinical studies acceptable. The FDA could also request that we conduct additional clinical studies in order to provide sufficient data for approval of AFREZZA.

We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of June 30, 2013, we have incurred a cumulative net loss of $2.2 billion and an accumulated stockholders’ deficit of $152.4 million. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities and convertible debt securities and borrowings under a loan arrangement provided by our principal stockholder. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding in the future, there will continue to be substantial doubt about our ability to continue as a going concern.

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

Recently Issued Accounting Standards — In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. These amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. These amendments provide for additional disclosure requirements for amounts reclassified out of accumulated other comprehensive income. These amendments are effective prospectively for interim and annual periods beginning after December 15, 2012. Early adoption is permitted. Effective January 1, 2013, we adopted the new requirements as set forth in ASU No. 2013-02 in the disclosure of comprehensive income in our consolidated financial statements. The adoption of the new requirements did not have a significant impact on our consolidated financial statements.

In July, 2013, the FASB ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the impact, if any, of the adoption of ASU 2013-11 will have on our consolidated financial statements.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2013 and 2012

Revenue

We did not recognize any revenue for the six months ended June 30, 2013 and 2012. We do not anticipate sales of any product prior to regulatory approval and commercialization of AFREZZA.

Research and Development Expenses

The following table provides a comparison of the research and development expense categories for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three months ended June 30,
	2013	2012	$ Change	% Change
Clinical	$10,978	$13,327	$(2,349)	(18%)
Manufacturing	9,724	9,899	(175)	(2%)
Research	1,773	2,182	(409)	(19%)
Research and development tax credit	(78)	(93)	15	(16%)
Stock-based compensation expense	4,655	1,323	3,332	252%

Research and development expenses	$27,052	$26,638	$414	2%

	Six months ended June 30,
	2013	2012	$ Change	% Change
Clinical	$24,260	$24,206	$54	0%
Manufacturing	19,114	19,992	(878)	(4%)
Research	3,089	4,122	(1,033)	(25%)
Research and development tax credit	(156)	(185)	29	(16%)
Stock-based compensation expense	7,143	2,659	4,484	169%

Research and development expenses	$53,450	$50,794	$2,656	5%

The decrease in research and development expenses for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, was primarily due to $2.3 million in decreased clinical trial related expenses upon the completion of studies 171 and 175 in May 2013 and June 2013, respectively, and reduced research expenses resulting from the positive effect of our cost cutting measures offset by an increase in stock-based compensation expense for stock awards granted during the second quarter of 2013 (see Note 3 — Accounting for stock-based compensation).

The increase in overall research and development expenses for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was primarily due to a $4.5 million increase in stock-based compensation expense in connection with the May 2013 performance-based grants to employees, including executive officers of the Company, offset by $1.0 million in decreased research expenses resulting from the positive effect of our cost cutting measures and lower manufacturing expenses associated with the completion of studies 171 and 175 in the second quarter of 2013.

We anticipate that our overall research and development expense will decrease in 2013 as compared to 2012 with the completion of our clinical trials and as we prepare our resubmission for regulatory approval of AFREZZA.

General and Administrative Expenses

The following table provides a comparison of the general and administrative expense categories for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three months ended June 30,
	2013	2012	$ Change	% Change
Salaries and employee related expenses	$4,298	$3,952	$346	9%
Professional fees and other general expenses	4,718	3,968	750	19%
Charge for litigation settlement	—	7,747	(7,747)	(100%)
Stock-based compensation expense	5,517	1,749	3,768	216%

General and administrative expenses	$14,533	$17,416	$(2,883)	(17%)

	Six months ended June 30,
	2013	2012	$ Change	% Change
Salaries and employee related expenses	$7,734	$7,865	$(131)	(2%)
Professional fees and other general expenses	8,620	8,290	330	4%
Charge for litigation settlement	—	7,747	(7,747)	(100%)
Stock-based compensation expense	8,218	3,291	4,927	150%

General and administrative expenses	$24,572	$27,193	$(2,621)	(10%)

General and administrative expenses for the three months ended June 30, 2013 decreased compared to the three months ended June 30, 2012 primarily due to a $7.7 million litigation settlement accrual recorded during 2012 offset by a $3.8 million increase in stock-based compensation expense related to stock awards granted during the second quarter of 2013 (see Note 3 — Accounting for stock-based compensation) and a $0.5 million one-time sales and use tax payment resulting from a multi-year audit in the second quarter of 2013.

General and administrative expenses for the six months ended June 30, 2013 decreased compared to the six months ended June 30, 2012 primarily due to the $7.7 million litigation settlement accrual in 2012 offset by $4.9 million in stock-based compensation expense.

We expect general and administrative expenses overall to be lower in 2013 as compared to 2012 due to reduced legal expenses.

Other Income (Expense)

Other income decreased from $13.3 million for the three months ended June 30, 2012 to $15,000 for the three months ended June 30, 2013. The decrease was primarily due to a $12.3 million adjustment to the fair value of the forward purchase contract with The Mann Group in the second quarter of 2012. This also resulted in other income decreasing from $14.7 million for the six months ended June 30, 2012 to $38,000 for the six months ended June 30, 2013

Interest Expense

Interest expense for the three and six months ended June 30, 2013 decreased compared to the same period in the prior year primarily due to a reduced principal amount outstanding under our loan arrangement with our principal stockholder resulting from the issuance of common stock and warrants in exchange for the cancellation of principal indebtedness and the conversion of accrued and unpaid interest to principal during 2012.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the sale of equity securities and convertible debt securities and borrowings under our loan arrangement with our principal stockholder.

In October 2007, we entered into a $350.0 million loan arrangement with our principal stockholder. In February 2009, as a result of our principal stockholder being subject to the licensing requirement under the California Finance Lenders Law, the promissory note underlying the loan arrangement was revised to reflect the lender as The Mann Group, an entity controlled by our principal stockholder. Until January 1, 2013, interest on outstanding principal amounts accrued at a fixed rate equal to the one-year LIBOR as reported by the Wall Street Journal on the date of such advance plus 3% per annum. We amended the promissory note underlying the loan arrangement at various dates during 2012. The most recent amendment occurred in October 2012 to extend the maturity date to January 1, 2014, extend the date through which we can borrow under the promissory note to September 30, 2013, and adjust the annual interest rate on all outstanding principal to the one-year LIBOR on December 31, 2012 plus 5%. Effective January 1, 2013, the borrowing rate for all borrowings under the promissory note with The Mann Group was set at 5.84%.

As of June 30, 2013, the total principal amount outstanding under the credit facility was $119.6 million, and the amount available for future borrowings was $125.4 million. Interest is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as we and The Mann Group mutually agree. All or any portion of accrued and unpaid interest that becomes due and payable may be paid-in-kind and capitalized at any time upon mutual agreement of both parties. The Mann Group can require us to prepay up to $200.0 million in advances that have been outstanding for at least 12 months. If The Mann Group exercises this right, we will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances (see discussion regarding letter agreement below).

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

In October 2012, we sold in an underwritten public offering common stock and warrants resulting in net proceeds of $86.3 million and concurrently issued common stock and warrants to The Mann Group in exchange for cancellation of indebtedness under the amended and restated promissory note with The Mann Group (see Note 7 — Common and preferred stock and Note 9 — Related-party arrangements). To the extent that the trading price of our common stock exceeds the exercise price of the warrants on or about the expiration date of the public offering warrants and The Mann Group warrants issued in October 2012, the warrant holders may potentially exercise all warrants prior to their expiration in the fourth quarter of 2013 making available $89.7 million in gross proceeds from the exercise of public offering warrants and The Mann Group warrant exercise could be settled in exchange for cancellation of indebtedness of $78.0 million. As of June 30, 2013, we received $25.1 million in proceeds from the exercise of a portion of the public offering warrants with $64.6 million remaining unexercised. The Mann Group warrants remained unexercised as of June 30, 2013. There can be no assurances that the trading price of our common stock will be greater than the exercise price of the warrants on or about the expiration date of the warrants due to a variety of factors, including the factors described under “Risks Related to Our Common Stock” in Item IA of Part II of this quarterly report on Form 10-Q, and there can be no assurances that the warrants will ever be exercised or that we will receive any additional proceeds from the exercise of the warrants.

On March 18, 2013, we entered into ATM Agreements with two sales agents, under which we may issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million under each ATM Agreement (provided that in no event may we issue and sell more than $50.0 million of shares of our common stock under both ATM Agreements in the aggregate) from time to time through either of the sales agents. Neither we nor either of the sales agents has any obligation to sell shares of our common stock under the ATM Agreements. Any sales of common stock made under the ATM Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. We have not yet issued any shares of our common stock under the ATM Agreements. There can be no assurance that we will be able to access capital through the ATM Agreements on a timely basis, or at all.

On July 1, 2013, we entered into the Facility Agreement with Deerfield, which purchased $40.0 million in 9.75% senior secured convertible notes due 2019 (the “2019 notes”), the purchase price for which was $21.1 million as a result of the original issue discount, and have committed to purchase up to an additional $120.0 million of 2019 notes subject to satisfaction of certain conditions. There can be no assurance that the conditions required for the additional $120 million of borrowings will be met or met in a timeframe necessary to support our liquidity needs.

During the six months ended June 30, 2013, we used $61.8 million of cash for our operations and had a net loss of $87.1 million, which included $22.0 million of non-cash charges primarily consisting of depreciation and accretion and stock-based compensation. By comparison, during the six months ended June 30, 2012, we used $57.5 million of cash for our operations and had a net loss of $74.8 million, which included $13.3 million of non-cash charges primarily consisting of depreciation and accretion and stock-based compensation. Cash used for our operations increased by $4.3 million primarily due to the payment of accrued clinical trial expenses and other accrued expenses in 2013. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of AFREZZA.

We used $1.6 million of cash for investing activities during the six months ended June 30, 2013, compared to $0.4 million of cash used for the six months ended June 30, 2012. Cash used for investing activities for the six months ended June 30, 2013 compared to the same period in the prior year increased $1.2 million, primarily due to $1.6 million in purchases of machinery and equipment to expand the manufacturing lines in preparation for a future approval of AFREZZA.

Our financing activities resulted in positive cash flow of $30.1 million during the six months ended June 30, 2013, compared to positive cash flow of $86.8 million for the same period in 2012. For the six months ended June 30, 2012, cash provided by financing activities was primarily from $81.0 million related to the February 2012 issuance of common stock and warrants through the sale of 35,937,500 units, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock as well as the exercise of stock options. Additionally, we generated cash of $6.3 million from related party borrowings. For the six months ended June 30, 2013, cash provided by financing activities was primarily from $28.3 million in warrant exercises.

At June 30, 2013, our capital resources consisted of cash and cash equivalents of $28.5 million and $125.4 million of available borrowings under the loan agreement with The Mann Group. Based on our current expectations, we believe our existing capital resources, including the available borrowings under the loan arrangement with The Mann Group and proceeds received on July 1, 2013 from the first tranche of the debt facility as described below, will enable us to continue planned operations into the fourth quarter of 2013. We previously issued certain warrants that expire in October 2013. If these warrants are exercised prior to their expiration, we would receive cash proceeds of $64.6 million which we believe, when combined with the cash resources and available borrowings discussed above, would provide sufficient capital resources to continue planned operations at least through the end of 2013.

On July 1, 2013, we entered into the Facility Agreement with Deerfield. Under the Facility Agreement, Deerfield committed to purchase up to $160.0 million aggregate principal amount of 2019 notes in four $40.0 million tranches. The closing of the first tranche of 2019 notes occurred on the date of the Facility Agreement. Deerfield’s obligation to purchase the second tranche of 2019 notes is subject to our achievement and reporting of certain Phase 3 results relating to the clinical studies of AFREZZA. Deerfield’s obligation to purchase the third tranche of 2019 notes is subject to our repayment of the 2013 notes and the prior satisfaction of the conditions for the second tranche closing. Deerfield’s obligation to purchase the fourth tranche of 2019 notes is subject to our receipt of approval of AFREZZA by the FDA and the prior satisfaction of the conditions for the second and third tranche closings. In addition to the foregoing conditions, Deerfield’s obligation to purchase 2019 notes at any of the three remaining closings is subject to, at each closing, the shares issuable upon conversion of all previously sold 2019 notes being freely tradable pursuant to an effective registration statement filed with the Securities and Exchange Commission or pursuant to Rule 144 under the Securities Act. We are required to repay 25% of the outstanding principal amount of the 2019 notes sold in each tranche on the third, fourth, fifth and sixth anniversaries of the applicable issue dates of such 2019 notes, and the entire outstanding principal amount of all 2019 notes will become due and payable no later than December 31, 2019. Commencing on September 30, 2013, the 2019 notes will accrue interest at a rate of 9.75% per annum until maturity. A portion of the principal amount of the 2019 notes may be converted into shares of our common stock at Deerfield’s option after a specified period following the release of data from the aforementioned clinical trials. The conversion price will be determined by the volume weighted average price of our common stock during the 20 trading days immediately preceding the conversion date. If the conversion price exceeds $6.67, no more than six million shares may be issued upon conversion; if the conversion price is less than $3.33, no more than 12 million shares may be issued upon conversion; and if the conversion price is between these dollar amounts, no more than $40 million worth of common stock may be issued upon conversion. In connection with the Facility Agreement, we also entered into the Milestone Agreement with the Milestone Purchasers, pursuant to which, in exchange for a payment of $18.9 million, we sold the Milestone Purchasers rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an AFREZZA product and the achievement of specified net sales figures.

The $115.0 million aggregate principal amount of 2013 notes mature in December 2013, and our cash and cash equivalents as of June 30, 2013 is insufficient to repay these notes. Accordingly, we will need to raise additional capital, either through the sale of equity or debt securities, the entry into a strategic business collaboration with a pharmaceutical or biotechnology company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, and/or refinance our indebtedness under the 2013 notes, in order to repay the 2013 notes and continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. There can be no assurance that we will be able to do so on favorable terms by the applicable repayment date, or at all. In addition, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2013 notes, each holder of 2013 notes will have the option to require us to repurchase all or any portion of such holder’s notes at a repurchase price of 100% of the principal amount of such notes to be repurchased plus accrued and unpaid interest, if any. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether. This raises substantial doubt about our ability to continue as a going concern.

We intend to use our capital resources to continue the development and, if approved, the commercialization of AFREZZA. We are expending a portion of our capital to scale up our manufacturing capabilities in our Danbury facilities. We also intend to use our capital resources for general corporate purposes.

We intend to pursue potential collaboration opportunities with large pharmaceutical companies in the United States, Europe and elsewhere to provide the operational and financial resources to develop, commercialize, market and sell AFREZZA. Although we have held extensive discussions with a number of pharmaceutical companies concerning potential strategic business collaborations for AFREZZA, to date, we have not reached an agreement on such collaborations with any of these companies. We cannot predict when, if ever, we may conclude an agreement with a partner. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms, if at all.

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

Off-Balance Sheet Arrangements

As of June  30, 2013, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments is entered into for trading purposes. As of June 30, 2013, our cash is deposited in and invested through highly rated financial institutions in North America and consists of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash. We continue to utilize our $350.0 million revolving credit facility with The Mann Group to fund operations. Pursuant to an amendment to the promissory note in October 2012, as of January 1, 2013 the interest rate on all outstanding principal amounts under our credit facility with The Mann Group was adjusted to the one-year LIBOR on December 31, 2012 plus 5%. Effective January 1, 2013, the borrowing rate for all borrowings under the promissory note with The Mann Group was set at 5.84%. As of June 30, 2013, the amount available for borrowing under our revolving credit facility with The Mann Group was $125.4 million. .

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

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors previously disclosed in Item 1A to our Annual Report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

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

In January 2011, the FDA issued a Complete Response letter and requested that we conduct two additional clinical studies of AFREZZA using our next-generation inhaler, Dreamboat, which we completed in the second quarter of 2013. However, there can be no assurance that these studies will satisfy all of the FDA’s requirements. The FDA could also again request that we conduct additional clinical trials to provide sufficient data for approval of the NDA. There can be no assurance that we will obtain approval of the NDA in a timely manner or at all.

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

We have never been profitable or generated positive cash flow from operations and, as of June 30, 2013, we had incurred a cumulative net loss of $2.2 billion. The cumulative net loss has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical trials, seek regulatory approvals and market our product candidates, including AFREZZA. This cumulative net loss may increase significantly as we continue development and clinical trial efforts. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of June 30, 2013, we had a stockholders’ deficit of $152.4 million. Our ability to achieve and sustain positive cash flow from operations and profitability primarily depends upon obtaining regulatory approvals for and successfully commercializing AFREZZA, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates, and we may not receive them. We may not generate positive cash flow from operations or be profitable even if we succeed in commercializing any of our product candidates. As a result, we cannot be sure when we will generate positive cash flow from operations or become profitable, if at all.

We will be required to raise additional capital to fund our operations, and our inability to do so could raise substantial doubt about our ability to continue as a going concern.*

Based on our current expectations, we believe that our existing capital resources, including the available borrowings under our loan arrangement with The Mann Group and proceeds received on July 1, 2013 from the first tranche of the Deerfield Facility will enable us to continue planned operations into the fourth quarter of 2013. We previously issued certain warrants that expire in October 2013. If these warrants are exercised prior to their expiration, we would receive cash proceeds of $64.6 million which we believe, when combined with the cash resources and available borrowings discussed above, would provide sufficient capital resources to continue planned operations at least through the end of 2013. However, we cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate or that we will be able to access capital through the ATM Agreements or the Facility Agreement on a timely basis, or at all. We will need to raise additional funds, through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, or an increase in the borrowings available under the loan arrangement with The Mann Group, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. However, it may be difficult for us to raise additional funds through these planned measures. As of June 30, 2013, we had a stockholders’ deficit of $152.4 million which may raise concerns about our solvency and affect our ability to raise additional capital. The amount of additional funds we need will depend on a number of factors, including:

•	the election of any or all of the holders of the 2013 notes, or of any or all of the holders of the 2015 notes, to require us to repay or repurchase such notes when required;

•	our ability to refinance existing indebtedness, including indebtedness under the 2013 notes or 2015 notes which mature in December 2013 and August 2015, respectively;

•

the satisfaction of the conditions to holding additional closings of the sale and purchase of 2019 notes under the Facility Agreement, or failing the satisfaction of such conditions, whether Deerfield chooses to waive satisfaction of such conditions and purchase additional 2019 notes;

•	the extent to which the 2019 notes are converted into shares of our common stock, and our ability to make payments of principal and interest on any outstanding 2019 notes when required;

•	rate of progress and costs of our clinical trials and research and development activities, including costs of procuring clinical materials and operating our manufacturing facilities;

•	our success in establishing strategic business collaborations or other sales or licensing of assets, and the timing and amount of any payments we might receive from any such transactions;

•	the costs of preparing applications for regulatory approvals for our product candidates, including AFREZZA;

•	actions taken by the FDA and other regulatory authorities affecting our product candidates and competitive products;

•	our degree of success in commercializing AFREZZA assuming receipt of required regulatory approvals;

•	the emergence of competing technologies and products and other market developments;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;

•	the level of our legal expenses;

•	the costs associated with litigation; and

•	the costs of discontinuing projects and technologies, and/or decommissioning existing facilities, if we undertake any such activities.

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

We have a substantial amount of convertible debt and may be unable to make required payments of interest and principal as they become due.*

In July 2013, we entered into the Facility Agreement with Deerfield pursuant to which we completed the sale of $40.0 million aggregate principal amount of 2019 notes, and pursuant to which we have committed to sell, and Deerfield has committed to purchase up to an additional $120.0 million aggregate principal amount of 2019 notes in three remaining $40.0 million tranches upon the satisfaction of certain conditions. We are required to repay 25% of the outstanding principal amount of the 2019 notes sold in each tranche on the third, fourth, fifth and sixth anniversaries of the applicable issue dates of such 2019 notes, and the entire outstanding principal amount of all 2019 notes will become due and payable no later than December 31, 2019. In December 2006, we completed the sale of $115.0 million aggregate principal amount of 2013 notes, which mature in December 2013, and in August 2010, we completed the sale of $100.0 million aggregate principal amount of 2015 notes, which mature in August 2015. As of August 2, 2013, all $115.0 million principal amount of the 2013 notes remained outstanding, $100.0 million principal amount of the 2015 notes and $40.0 million principal amount of 2019 notes remained outstanding. As of June 30, 2013, we did not have sufficient cash and cash equivalents to repay the 2013 notes, which notes by their terms will become due in December 2013. In addition, as of June 30, 2013, the effective conversion price of the 2013 notes was approximately $22.47 per share, subject to adjustment, which is substantially above the closing price of our common stock on August 2, 2013. We may therefore need to refinance our 2013 notes before such notes mature, or raise additional funds to repay such notes, and there can be no assurance that we will be able to do so on favorable terms by the applicable repayment dates, or at all. In addition, there can be no assurance that we will have sufficient resources to make any required repayments of principal under the 2015 notes or 2019 notes when required. If we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2013 notes and the 2015 notes, each holder of 2013 notes or 2015 notes will have the option to require us to repurchase all or any portion of such holder’s notes at a repurchase price of 100% of the principal amount of such notes to be repurchased plus accrued and unpaid interest, if any. The 2013 notes bear interest at the rate of 3.75% per year on the outstanding principal amount, payable in cash semi-annually in arrears on June 15 and December 15 of each year, the 2015 notes bear interest at the rate of 5.75% per year on the outstanding principal amount, payable in cash semiannually in arrears on February 15 and August 15 of each year, and the 2019 notes bear interest at the rate of 9.75% per year on the outstanding principal amount commencing on September 30, 2013, payable in cash quarterly in arrears on the last business day of December, March, June and September of each year. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2013 notes, 2015 notes or 2019 notes or if we fail to repay or repurchase the 2013 notes, 2015 notes or 2019 notes when required, we will be in default under the applicable indenture(s) or other applicable instrument for such note(s), and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether.

Our agreements with Deerfield relating to our 2019 notes and the milestone purchase rights contain covenants that we may not be able to meet and place restrictions on our operating and financial flexibility.*

Our indebtedness under the 2019 notes, including any future indebtedness we incur as the result of our sale of additional 2019 notes, is secured by substantially all of our assets, including our intellectual property, accounts receivables, equipment, general intangibles, inventory and investment property, and all of the proceeds and products of the foregoing. Our obligations under the Facility Agreement, the 2019 notes and the Milestone Agreement are also secured by certain mortgages on our facilities in Danbury, Connecticut and Valencia, California.

The Facility Agreement includes customary representations, warranties and covenants by us, including restrictions on our ability to incur additional indebtedness, grant certain liens, engage in certain mergers and acquisitions, make certain distributions and make certain voluntary prepayments. Events of default under the Facility Agreement include: our failure to timely make payments due under the 2019 notes; inaccuracies in our representations and warranties to Deerfield; our failure to comply with any of our covenants under any of the Facility Agreement, Milestone Agreement or certain other related security agreements and documents entered into in connection with the Facility Agreement, subject to a cure period with respect to most covenants; our insolvency or the occurrence of certain bankruptcy-related events; certain judgments against us; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on our business; the acceleration of a specified amount of our indebtedness; our cash and cash equivalents, including amounts available to us under our revolving loan arrangement with The Mann Group, falling below $25.0 million as of the last day of any fiscal quarter; our failure to timely deliver any shares issuable upon conversion of the 2019 notes; and our failure to cause the shares issuable upon conversion of the 2019 notes to be freely tradable within certain agreed upon timeframes. If one or more events of default under the Facility Agreement occurs and continues beyond any applicable cure period, the holders of the 2019 notes may declare all or any portion of the 2019 notes to be immediately due and payable. The Milestone Agreement includes customary representations and warranties and covenants by us, including restrictions on transfers of intellectual property related to AFREZZA. The milestones are subject to acceleration in the event we transfer our intellectual property related to AFREZZA in violation of the terms of the Milestone Agreement.

There can be no assurance that we will be able to satisfy the covenants under any of the foregoing agreements, and we cannot predict whether the holders of the 2019 notes would demand repayment of the outstanding balance of the 2019 notes or exercise any other remedies available to such holders if we were unable to comply with these covenants. The covenants and restrictions contained in the foregoing agreements could significantly limit our ability to respond to changes in our business or competitive activities or take advantage of business opportunities that may create value for our stockholders. In addition, our inability to meet or otherwise comply with the covenants under these agreements could have an adverse impact on our financial position and results of operations and could result in an event of default under the terms of our indebtedness, including our indebtedness under the 2013 notes and the 2015 notes. In the event of certain future defaults under the foregoing agreements for which we are not able to obtain waivers, the holders of our 2013 notes, 2015 notes and 2019 notes may accelerate all of our repayment obligations, and, with respect to the 2019 notes, take control of our pledged assets, potentially requiring us to renegotiate the terms of our indebtedness on terms less favorable to us, or to immediately cease operations.

If we enter into additional debt arrangements, the terms of such additional arrangements could further restrict our operating and financial flexibility. In the event we must cease operations and liquidate our assets, the rights of any holders of our outstanding debt would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation.

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

Healthcare legislation may make it more difficult to receive revenues, even if we have products that are approved.*

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

•

new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any “payments or transfers of value” made or distributed to prescribers, teaching hospitals and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection required as of August 1, 2013 and reporting to the Centers for Medicare & Medicaid Services, or CMS, to be required by March 31, 2014 and by the 90th day of each subsequent calendar year;

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

We also are required to register our establishments and list our products with the FDA and certain state agencies. We and any third-party manufacturers or suppliers must continually adhere to federal regulations setting forth requirements, known as cGMP (for drugs) and QSR (for medical devices), and their foreign equivalents, which are enforced by the FDA and other national regulatory bodies through their facilities inspection programs. If our facilities, or the facilities of our manufacturers or suppliers, cannot pass a preapproval plant inspection, the FDA will not approve the marketing of our product candidates. In complying with cGMP and foreign regulatory requirements, we and any of our potential third-party manufacturers or suppliers will be obligated to expend time, money and effort in production, record-keeping and quality control to ensure that our products meet applicable specifications and other requirements. QSR requirements also impose extensive testing, control and documentation requirements. State regulatory agencies and the regulatory agencies of other countries have similar requirements. In addition, we will be required to comply with regulatory requirements of the FDA, state regulatory agencies and the regulatory agencies of other countries concerning the reporting of adverse events and device malfunctions, corrections and removals (e.g , recalls), promotion and advertising and general prohibitions against the manufacture and distribution of adulterated and misbranded devices. Failure to comply with these regulatory requirements could result in civil fines, product seizures, injunctions and/or criminal prosecution of responsible individuals and us. Any such actions would have a material adverse effect on our business and results of operations.

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

Moreover, the issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be afforded by our patents. A third party may challenge the validity or enforceability of a patent after its issuance by various proceedings such as oppositions in foreign jurisdictions or re-examinations or other review in the United States. In some instances we may seek re-examination or reissuance of our own patents. If we attempt to enforce our patents, they may be challenged in court where they could be held invalid, unenforceable, or have their breadth narrowed to an extent that would destroy their value.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted, subjected to post-grant challenge, and may also affect patent litigation. The United States Patent and Trademark Office, or USPTO is continuing to develop regulations and procedures to govern administration of the Leahy-Smith Act, and while all of the substantive changes to patent law associated with the Leahy-Smith Act have become effective, many changes have only recently become effective. Moreover there will be a transitional period of many years during which some applications may be eligible for prosecution under the previous rules. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Interference proceedings brought by the USPTO, may be necessary to determine the priority of inventions with respect to our patent applications or those of our collaborators or licensors. Additionally, the Leahy-Smith Act has greatly expanded the options for post-grant review of patents that can be brought by third parties. Litigation, post-grant review, or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to our management. We may not be able, alone or with our collaborators and licensors, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States. We may not prevail in any litigation, post-grant review, or interference proceeding in which we are involved. Even if we do prevail, these proceedings can be very expensive and distract our management.

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

•	the availability of critical materials used in developing and manufacturing AFREZZA or other product candidates;

•	developments or disputes concerning our patents or proprietary rights;

•	the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals;

•	announcements by us concerning our financial condition or operating performance;

•	changes in securities analysts’ estimates of our financial condition or operating performance;

•	general market conditions and fluctuations for emerging growth and pharmaceutical market sectors;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	the status of any legal proceedings against us or any of our executive officers and directors;

•

the existence of, and the issuance of shares of our common stock pursuant to, the share lending agreement and the short sales of our common stock effected in connection with the sale of our 2015 notes;

•	the conversion of any of our 2013 notes, 2015 notes or 2019 notes into shares of our common stock; and

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

Our Chairman and Chief Executive Officer and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.*

At June 30, 2013, our Chairman and Chief Executive Officer, Alfred E. Mann beneficially owned 40.8% of our outstanding shares of capital stock. By virtue of his holdings, Mr. Mann may be able to continue to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.

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

The future sale of our common stock, the conversion of our senior convertible notes into common stock or the exercise of our warrants for common stock could negatively affect our stock price.*

As of June 30, 2013, we had 300,869,683 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock may decline. Likewise the issuance of additional shares of our common stock upon the conversion of some or all of our senior convertible notes, or upon the exercise of some or all of the warrants we issued in February 2012 and October 2012, could adversely affect the trading price of our common stock. In addition, the existence of these notes and warrants may encourage short selling of our common stock by market participants. Furthermore, if we were to include in a company-initiated registration statement shares held by our stockholders pursuant to the exercise of their registration rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

On August 9, 2013, we issued a press release announcing our financial results for the quarter ended June 30, 2013. A copy of the press release is attached as Exhibit 99.1 to this quarterly report on Form 10-Q and is incorporated into this Item 5 by reference.

The information in this Item 5 is being furnished and shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that Section. The information in this Item 5 shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Act.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.4(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.5(10)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.6(5)	Amended and Restated Bylaws.

4.1(6)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated November 1, 2006.

4.2(7)	First Supplemental Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated December 12, 2006.

4.3(7)	Form of 3.75% Senior Convertible Note due 2013.

4.4(11)	Form of common stock certificate.

4.5(1)	Registration Rights Agreement, dated October 15, 1998, by and among CTL ImmunoTherapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended.

4.6(8)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated August 24, 2010.

4.7(8)	Form of 5.75% Senior Convertible Note due 2015.

4.8(9)	Form of Warrant to Purchase Common Stock issued February 8, 2012.

4.9(12)	Form of Warrant to Purchase Common Stock issued October 23, 2012.

4.10(11)	Form of Warrant to Purchase Common Stock issued December 21, 2012.

4.11(13)	Form of 9.75% Senior Secured Convertible Promissory Note due 2019.

4.12(13)	Milestone Rights Purchase Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL.

4.13(13)	Guaranty and Security Agreement, dated as of July 1, 2013, by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. and Horizon Santé FLML SÁRL.

4.14(13)	Registration Rights Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P.

10.1*	Non-Employee Director Compensation Program.

10.2(14)*	MannKind Corporation 2013 Equity Incentive Plan.

10.3(14)*	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the MannKind 2013 Equity Incentive Plan.

10.4(14)*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the MannKind 2013 Equity Incentive Plan.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

99.1	Press Release of MannKind Corporation dated August 9, 2013, reporting MannKind’s financial results for the second quarter ended June 30, 2013.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

*	Indicates management contract or compensatory plan.
(1)	Incorporated by reference to MannKind’s registration statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended.
(2)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 9, 2007.
(3)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 2, 2010.
(4)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 4, 2011.
(5)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on November 19, 2007.
(6)	Incorporated by reference to MannKind’s registration statement on Form S-3 (File No. 333-138373), filed with the SEC on November 2, 2006.
(7)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on December 12, 2006.
(8)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on August 24, 2010.
(9)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on February 6, 2012.
(10)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on December 24, 2012.
(11)	Incorporated by reference to MannKind’s annual report on Form 10-K (File No. 000-50865), filed with the SEC on March 18, 2013.
(12)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on October 19, 2012.
(13)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on July 1, 2013.
(14)	Incorporated by reference to MannKind’s registration statement on Form S-8 (File No. 000-188790), filed with the SEC on May 23, 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2013	MANNKIND CORPORATION

	By:	/s/ MATTHEW J. PFEFFER
Matthew J. Pfeffer
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)