Form 10-Q
period 2013-09-30
MANNKIND CORP
filed 2013-11-12
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, there were 357,312,740 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2013

Page
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets: September 30, 2013 and December 31, 2012	2
Condensed Consolidated Statements of Operations: Three and nine months ended September 30, 2013 and 2012 and the period from February 14, 1991 (date of inception) to September 30, 2013	3
Condensed Consolidated Statements of Comprehensive Loss: Three and nine months ended September 30, 2013 and 2012 and the period from February 14, 1991 (date of inception) to September 30, 2013	4
Condensed Consolidated Statements of Cash Flows: Nine months ended September 30, 2013 and 2012 and the period from February 14, 1991 (date of inception) to September 30, 2013	5
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
PART II: OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3. Defaults Upon Senior Securities	46
Item 4. Mine Safety Disclosures	46
Item 5. Other Information	46
Item 6. Exhibits	47
SIGNATURES	49

AFREZZA®, MedTone® and Technosphere® are our registered trademarks in the United States. We have also applied for and have registered company trademarks in other jurisdictions, including Europe and Japan.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$93,803	$61,840
State research and development credit exchange receivable — current	298	450
Prepaid expenses and other current assets	5,228	4,520

Total current assets	99,329	66,810
Property and equipment — net	177,829	183,961
State research and development credit exchange receivable — net of current portion	223	313
Other assets	10,227	230

Total	$287,608	$251,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,786	$4,555
Accrued expenses and other current liabilities	21,553	25,777
Senior convertible notes	114,897	114,443
Facility financing obligation	72,933	—

Total current liabilities	217,169	144,775
Senior convertible notes	98,220	97,583
Note payable to related party	119,635	119,635
Other liabilities	20,306	—

Total liabilities	455,330	361,993

Commitments and contingencies
Stockholders’ deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value — 550,000,000 shares authorized at September 30, 2013 and December 31, 2012; 309,993,285 and 286,035,082 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	3,100	2,860
Additional paid-in capital	2,072,006	1,991,379
Accumulated other comprehensive loss	(9)	(6)
Deficit accumulated during the development stage	(2,242,819)	(2,104,912)

Total stockholders’ deficit	(167,722)	(110,679)

Total	$287,608	$251,314

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,		Cumulative period from February 14, 1991 (date of inception) to
	2013	2012	2013	2012	September 30, 2013
Revenue	$—	$35	$—	$35	$3,166

Operating expenses:
Research and development	27,281	25,453	80,731	76,247	1,548,304
General and administrative	17,481	10,069	42,053	37,262	467,757
In-process research and development costs	—	—	—	—	19,726
Goodwill impairment	—	—	—	—	151,428

Total operating expenses	44,762	35,522	122,784	113,509	2,187,215

Loss from operations	(44,762)	(35,487)	(122,784)	(113,474)	(2,184,049)
Other income (expense)	10	(2,651)	48	12,078	(2,219)
Interest expense on note payable to related party	(1,745)	(2,245)	(5,123)	(8,321)	(43,948)
Interest expense on senior convertible notes and facility financing obligation	(4,323)	(2,859)	(10,052)	(8,278)	(49,985)
Interest income	2	—	4	2	37,000

Loss before benefit for income taxes	(50,818)	(43,242)	(137,907)	(117,993)	(2,243,201)
Income tax benefit	—	408	—	408	382

Net loss	(50,818)	(42,834)	(137,907)	(117,585)	(2,242,819)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	—	—	(952)

Net loss applicable to common stockholders	$(50,818)	$(42,834)	$(137,907)	$(117,585)	$(2,266,031)

Net loss per share applicable to common stockholders — basic and diluted	$(0.17)	$(0.22)	$(0.48)	$(0.71)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	296,386	190,534	286,889	164,611

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,		Cumulative period from February 14, 1991 (date of inception) to
	2013	2012	2013	2012	September 30, 2013
Net Loss	$(50,818)	$(42,834)	$(137,907)	$(117,585)	$(2,242,819)
Other comprehensive loss:
Cumulative translation (loss) gain	(1)	(1)	(3)	4	(9)
Unrealized gain (loss) on investments:
Unrealized holding gain during the period	—	—	—	—	48
Less: reclassification adjustment for gains (losses) included in net loss	—	—	—	48	(48)

Net unrealized gain on investments	—	—	—	48	—

Other comprehensive loss	(1)	(1)	(3)	52	(9)

Comprehensive loss	$(50,819)	$(42,835)	$(137,910)	$(117,533)	$(2,242,828)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,		Cumulative Period from February 14, 1991 (Date of Inception) to
	2013	2012	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(137,907)	$(117,585)	$(2,242,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion	10,109	10,929	136,886
Stock-based compensation expense	31,304	9,770	169,222
Stock expense for shares issued pursuant to research agreement	—	—	3,018
(Gain) loss on sale, abandonment/disposal or impairment of property and equipment	686	(73)	24,939
Accrued interest on investments, net of amortization of discounts	—	—	(191)
In-process research and development	—	—	19,726
Goodwill impairment	—	—	151,428
Loss on available-for-sale securities	—	117	990
Litigation settlement in stock	—	—	6,494
Fair value of forward purchase contract	—	(12,011)	1,237
Other, net	(3)	(4)	1,096
Changes in assets and liabilities:
State research and development credit exchange receivable	242	(270)	(521)
Prepaid expenses and other current assets	(708)	(18,007)	(3,278)
Other assets	—	—	(230)
Accounts payable	(1,929)	(1,526)	2,489
Accrued expenses and other current liabilities	3,525	36,898	38,574
Other liabilities	—	—	(2)

Net cash used in operating activities	(94,681)	(91,762)	(1,690,942)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	—	(796,779)
Sales and maturities of marketable securities	—	—	796,393
Purchase of property and equipment	(1,821)	(572)	(329,567)
Proceeds from sale of property and equipment	—	73	454

Net cash used in investing activities	(1,821)	(499)	(329,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	2,488	80, 982	1,400,244
Collection of Series C convertible preferred stock subscriptions receivable	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Put shares sold to majority stockholder	—	—	623
Exercise of warrants for common stock	49,170	—	49,170
Borrowings under lines of credit	—	—	4,220
Proceeds from notes receivables	—	—	1,742
Proceeds from issuance of facility financing obligation & milestone rights	79,500	—	79,500
Facility financing obligation & milestone rights issuance costs	(598)	—	(598)
Borrowings on notes payable to related party	—	11,250	387,750
Principal payments on notes payable to related party	—	—	(70,000)
Borrowings on notes payable	—	—	3,460
Principal payments on notes payable	—	—	(1,667)
Proceeds from senior convertible notes	—	—	207,050
Payment of employment taxes related to vested restricted stock units	(2,095)	(887)	(15,122)

Net cash provided by financing activities	128,465	91,345	2,114,244

	Nine months ended September 30,		Cumulative Period from February 14, 1991 (Date of Inception) to
	2013	2012	September 30, 2013
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$31,963	$(916)	$93,803
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,840	2,681	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$93,803	$1,765	$93,803

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$—	$—	$26
Interest paid in cash, net of amounts capitalized	7,862	7,626	67,014
Accretion on redeemable convertible preferred stock	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	171,154
Issuance of common stock for notes receivable	—	—	2,758
Issuance of put option by stockholder	—	—	(2,949)
Put option redemption by stockholder	—	—	1,921
Issuance of Series C convertible preferred stock subscriptions	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)
Non-cash construction in progress and property and equipment	5,523	2,907	5,523
Capitalization of interest on note payable to related party	—	11,876	14,219
Cancellation of principal on note payable to related party	—	77,187	212,334
Forward purchase contract contribution to APIC	—	1,080	29,317
Reclassification of forward purchase contract to APIC	—	13,091	28,080

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the nine months ended September 30, 2013 may not be indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these accompanying financial statements involve assessing long-lived assets for impairment, accrued expenses, including clinical study expenses, valuation of forward purchase contracts, valuation of the facility financing obligation, commitment asset, milestone rights, valuation of stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

Business — The Company is a biopharmaceutical company focused on the discovery and development of therapeutic products for diseases such as diabetes. The Company’s lead product candidate, AFREZZA (insulin human [rDNA origin]) inhalation powder, is an ultra rapid-acting insulin therapy that recently completed two additional Phase 3 clinical studies for the treatment of adults with type 1 or type 2 diabetes for the control of hyperglycemia. On August 14, 2013, the Company released the results of these Phase 3 clinical studies, both of which met their primary efficacy endpoints and safety objectives. On October 13, 2013, the Company submitted the results of these studies to the U.S. Food and Drug and Administration (“FDA”) as an amendment to its new drug application (“NDA”). The FDA subsequently acknowledged the resubmission and advised the Company that it considers the updated NDA to be a complete class 2 response to the Company’s Completed Response Letter issued in January 2011, and assigned a user fee goal (PDUFA) date of April 15, 2014.

Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. It is costly to develop therapeutic products and conduct clinical studies for these products. From its inception through September 30, 2013, the Company has reported accumulated net losses of $2.2 billion, which include a goodwill impairment charge of $151.4 million and cumulative negative cash flow from operations of $1.7 billion. On December 15, 2013, $115.0 million aggregate principal under the Company’s 3.75% Senior Convertible Notes due 2013 (the “2013 notes”) will become due and payable (see Note 10 — Senior convertible notes). These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. At September 30, 2013, the Company’s capital resources consisted of cash and cash equivalents of $93.8 million. In addition, the Company expects to sell $40.0 million principal amount of the Company’s 9.75% Senior Convertible Notes due 2019 (the “2019 notes”) to Deerfield (as defined below) under a facility agreement in the fourth quarter of 2013 (see Note 11 — Facility financing agreement). The Company is required, with the funds made available by the purchase of these 2019 notes, to repay the 2013 notes. On September 30, 2013, the Company’s ability to borrow additional amounts under a loan arrangement provided by the Company’s principal stockholder, The Mann Group LLC (“The Mann Group”), terminated. In October 2013, however, the loan arrangement was amended to, among other things, extend the maturity date of the loan until January 5, 2020 and extend the date through which the Company can borrow under the loan arrangement to December 31, 2019 (see Note 13 — Subsequent events). As of October 31, 2013, the Company had $30.1 million principal amount of available borrowings under the loan arrangement, although the Company anticipates using a portion of these available borrowings to capitalize into principal, upon mutual agreement of the parties, accrued interest as it becomes due and payable under the loan arrangement (see Note 9 — Related-party arrangements and Note 13 — Subsequent events). Subsequent to September 30, 2013, the Company received $45.0 million in cash proceeds from the exercise of certain public offering warrants prior to their expiration on October 29, 2013. Based upon the Company’s current expectations, including the expectation that Deerfield will purchase $40.0 million principal amount of 2019 notes in the fourth quarter of 2013 in connection with the repayment of the 2013 notes, management believes the Company’s existing capital resources will enable it to continue planned operations into at least the first quarter of 2014. However, the Company cannot provide assurances that Deerfield will fund the third tranche under the Facility Agreement (as defined below), that the Company will be able to access capital through the ATM Agreements (as defined below) on favorable terms, or at all, or that the Company’s plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates.

Capital resources potentially available to the Company include proceeds from the exercise of warrants issued in its February 2012 public offering, the ATM Agreements and issuance of additional 2019 notes to Deerfield, as more fully described below:

In February 2012, the Company sold in an underwritten public offering 35,937,500 units at an aggregate price to the public of $86.3 million, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock. Net proceeds from this offering were approximately $80.6 million, excluding any future proceeds from the exercise of warrants. The warrants are exercisable at $2.40 per share and expire in February 2016. As of September 30, 2013, the Company had received $4.5 million in cash proceeds from the exercise of the February 2012 public offering warrants, with $47.3 million remaining unexercised.

On March 18, 2013, the Company entered into at-the-market issuance sales agreements (the “ATM Agreements”) with two sales agents, under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million under each ATM Agreement (provided that in no event may the Company issue and sell more than $50.0 million of shares of its common stock under both ATM Agreements in the aggregate) from time to time through either of the sales agents. Neither the Company nor either of the sales agents has any obligation to sell shares of the Company’s common stock under the ATM Agreements. Any sales of common stock made under the ATM Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). The Company has not yet issued any shares of its common stock under the ATM Agreements. There can be no assurance that the Company will be able to access capital through the ATM Agreements on a timely basis, or at all.

On July 1, 2013, the Company entered into a Facility Agreement (the “Facility Agreement”) with Deerfield Private Design Fund II, L.P. (“Deerfield Private Design Fund”) and Deerfield Private Design International II, L.P. (collectively, “Deerfield”), providing for the sale of up to $160.0 million of 2019 notes to Deerfield in four equal tranches of $40.0 million principal amount. In connection with the Facility Agreement, on July 1, 2013 the Company also entered into a Milestone Rights Purchase Agreement (the “Milestone Agreement”) with Deerfield Private Design Fund and Horizon Santé FLML SÁRL (“HS” and together with Deerfield Private Design Fund, the “Milestone Purchasers”), pursuant to which, the Company sold the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones including the first commercial sale of an AFREZZA product and the achievement of specified net sales figures (the “Milestone Rights” see Note 11 – Facility financing agreement).

On July 1, 2013, Deerfield purchased the first tranche of 2019 notes and the Milestone Rights for an aggregate of $40.0 million. The closing of the second tranche of 2019 notes, which was subject to achievement and reporting of certain results from the Company’s two Phase 3 clinical studies of AFREZZA, occurred on September 5, 2013. There can be no assurance that the conditions required for the purchase of the third or fourth tranches of the 2019 notes will be met or met in a timeframe necessary to support the Company’s liquidity needs.

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

Fair Value of Financial Instruments — The carrying amounts of certain financial instruments, which include cash equivalents and accounts payable, approximate their fair values due to their relatively short maturities. The fair value of the note payable to related party cannot be reasonably estimated as the Company would not be able to obtain a similar credit arrangement in the current economic environment.

Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash. As of September 30, 2013 and December 31, 2012, the Company held $93.8 million and $61.8 million, respectively, of cash and cash equivalents, consisting primarily of money market funds of $91.1 million and $60.8 million, respectively, and the remaining in non-interest bearing checking accounts. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

The following is a summary of the carrying values and estimated fair values of the 2013 notes, the Company’s 5.75% Senior Convertible Notes due 2015 (the “2015 notes”) and the 2019 notes (in millions).

	September 30, 2013		December 31, 2012
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
2013 notes	$114.9	$114.8	$114.4	$81.9
2015 notes	$98.2	$106.0	$97.6	$63.2
2019 notes	$72.9	$75.7	—	—

The estimated fair value of the 2013 notes was calculated based on quoted prices in an active market (Level 1 in the fair value hierarchy). The estimated fair value of the 2015 notes was calculated based on model-derived valuations whose inputs were observable, such as the Company’s stock price, and non-observable, such as the Company’s longer-term historical volatility (Level 3 in the fair value hierarchy). As there is no current observable market for the 2015 notes, the Company determined the estimated fair value using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility and recent price quotes and trading information regarding Company issued debt instruments and shares of common stock into which the notes are convertible. As there is no current observable market for the 2019 notes, the Company determined the estimated fair value using a bond valuation model based on a discounted cash flow methodology. The bond valuation model combined expected cash flows associated with principal repayment and interest based on the contractual terms of the debt agreement discounted to present value using a selected market discount rate (Level 3 in the fair value hierarchy).

As discussed in Note 11 — Facility financing agreement, in connection with the Facility Agreement, the Company issued 2019 notes and Milestone Rights and recorded a commitment asset on July 1, 2013. The estimated fair value of the 2019 notes was calculated using a bond valuation model based on a discounted cash flow methodology. The bond valuation model combined expected cash flows associated with principal repayment and interest based on the contractual terms of the debt agreement discounted to present value using a selected market discount rate of 12% (Level 3 in the fair value hierarchy). The estimated fair value of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones discounted to present value using a selected market discount rate (Level 3 in the fair value hierarchy). The expected timing and probability of achieving the milestones, starting in 2014, was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate (17.5%) was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. The fair value of the commitment asset was estimated using the income approach by estimating the fair value of the future tranches using a market debt rate (12%) commensurate with the risk of the future tranches and the fair value of the cash expected to be received by the Company and assessing the probability of the commitments being funded in the future based on the operational hurdles required for funding being met (Level 3 in the fair value hierarchy). At September 30, 2013, the carrying value of the Milestone Rights and commitment asset approximates their respective estimated fair values.

The Company concluded its Common Stock Purchase Agreement with The Mann Group entered into in February 2012 (“The Mann Group Common Stock Purchase Agreement”) (see Note 7 — Common and preferred stock) represented a contingent forward purchase contract that met the definition of a derivative instrument in accordance with ASC 815 Derivatives and Hedging (“ASC 815”). Of the 31,250,000 shares issuable pursuant to The Mann Group Common Stock Purchase Agreement, the portion of the derivative instrument representing 14.7 million shares were recorded as equity (“Equity Portion”) as they met the criteria for equity classification under ASC 815-40 Derivatives and Hedging, Contracts in an Entity’s Own Stock. The remaining 16.5 million shares (“Non-Equity Portion”) required classification outside of equity as the Company did not have sufficient available shares at the time of issuance. The Company revalued the Non-Equity Portion of the forward purchase contract at each reporting date and recorded a fair value adjustment within “Other income (expense).” The estimated fair value of The Mann Group Common Stock Purchase Agreement was based on a forward purchase contract valuation (Level 3 in the fair value hierarchy). The fair value of the forward purchase contract was highly sensitive to the discount applied for lack of marketability and the stock price, and changes in this discount and/or the stock price caused the value of the forward purchase contract to change significantly. The Company recognized the change in fair value of $(336,000) in “Other income (expense)” for the three months ended March 31, 2012. The Company revalued the Non-Equity Portion using a forward contract valuation formula, in which the forward contract was estimated to be equal to the valuation date stock price minus the strike price discounted to the valuation date using a risk-free rate of 0.08% at issuance and 0.06% at March 31, 2012. As the shares which would be received upon settlement were unregistered, the Company applied a discount for lack of marketability of 2.57% at issuance and 1.64% at March 31, 2012 based on quantitative put models, adjusted to take into account qualitative factors, including the fact that the Company’s stock was publicly traded and the fact that there was no contractual restriction on the unregistered shares being registered. As of and for the nine months ended September 30, 2012, the Company recognized the change in fair value of $12.0 million in “Other income.” The Company revalued the Non-Equity Portion using a forward contract valuation formula, in which the forward contract is estimated to be equal to the valuation date stock price of $2.40 at issuance and $1.69 at May 17, 2012 (the date at which the Company had sufficient available shares) minus the strike price discounted to the valuation date using a risk-free rate of 0.08% at issuance and 0.18% at May 17, 2012. As the shares which would be received upon settlement are currently unregistered, the Company applied a discount for lack of marketability of 10.27% at issuance and 1.67% at May 17, 2012 based on quantitative put models, adjusted to take into account qualitative factors, including the fact that the Company’s stock is publicly traded and the fact that there is no contractual restriction on the unregistered shares being registered.

The following roll-forward provides a summary of changes in fair value of the Company’s Level 3 forward purchase contract (in thousands):

	Three months ended September 30, 2012	Nine months ended September 30, 2012
	Forward Purchase Contract	Forward Purchase Contract
Beginning Balance	$—	$—
Issuance	—	1,080
Adjustments to fair value included in other income	—	12,011
Transfers to additional paid-in-capital	—	(13,091)

Ending Balance	$—	$—

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

In July 2013, the FASB ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is evaluating the impact, if any, of the adoption of ASU 2013-11 will have on the Company’s consolidated financial statements.

2. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	September 30, 2013	December 31, 2012
Salary and related expenses	$9,414	$10,074
Research and clinical study costs	3,155	5,995
Accrued interest	3,265	4,533
Construction in progress	226	3,878
Other	5,493	1,297

Accrued expenses and other current liabilities	$21,553	$25,777

3. Accounting for stock-based compensation

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Stock-based compensation	$15,943	$3,820	$31,304	$9,770

On March 7, 2013, the Company’s board of directors approved a management proposal designed to encourage employee retention, as recommended for approval by the Compensation Committee. The Company granted 5,846,000 performance-based restricted stock units to employees, including executive officers of the Company other than our Chief Executive Officer, with vesting terms subject to the achievement of specified regulatory and business development milestones related to AFREZZA. The performance-based restricted stock units had a grant date fair value of $2.81 per unit.

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

On May 23, 2013, the Compensation Committee approved a management proposal designed to encourage employee retention. The proposal involved the grant of 5,598,100 performance-based stock options and 1,687,900 performance-based restricted stock units to employees, including executive officers of the Company, with vesting terms subject to the achievement of specified regulatory and business development milestones related to AFREZZA. The performance-based options and performance-based restricted stock units had a grant date per share fair value of $3.05 and $6.85, respectively.

The Company issued stock awards to employees during the three months ended September 30, 2013 with a four-year vesting schedule. The grant date fair value of the 732,350 restricted stock units and 1,106,000 stock options issued was $5.89 and $4.14, respectively.

As of September 30, 2013, there was $27.1 million and $21.4 million of unrecognized compensation cost related to restricted stock units and options, respectively, which are expected to be recognized over the remaining weighted average vesting period of 1.5 years. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period. As of September 30, 2013, there was $107,000 and $3.7 million of unrecognized expenses related to performance restricted stock units and options, respectively, for milestones not considered probable of achievement.

4. Net loss per common share

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period excluding the shares loaned to Bank of America, N.A. under a share lending arrangement (see Note 7 — Common and preferred stock). As of September 30, 2013, 9,000,000 shares of the Company’s common stock, which were loaned to Bank of America, N.A. pursuant to the terms of a share lending agreement as described in Note 7, were issued and are outstanding, and holders of the borrowed shares have all the rights of a holder of the Company’s common stock. However, because the share borrower must return all borrowed shares to the Company (or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying condensed consolidated statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes and conversion of the facility financing obligation, that are not included in the diluted net loss per share calculation consisted of an aggregate of 133,944,425 shares and 63,833,521 shares as of September 30, 2013 and 2012, respectively, and exclude the 9,000,000 shares loaned under the share lending arrangement.

5. State research and development credit exchange receivable

The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Current estimated amounts receivable under the program were $298,000 and $450,000 at September 30, 2013 and December 31, 2012, respectively. Long-term estimated amounts receivable under the program were $223,000 and $313,000 at September 30, 2013 and December 31, 2012, respectively.

6. Property and equipment

Property and equipment — net consist of the following (dollar amounts in thousands):

	Estimated Useful Life (Years)	September 30, 2013	December 31, 2012
Land	—	$5,273	$5,273
Buildings	39-40	54,948	54,948
Building improvements	5-40	114,245	114,245
Machinery and equipment	3-15	82,283	81,382
Furniture, fixtures and office equipment	5-10	5,164	5,239
Computer equipment and software	3	11,935	11,840
Leasehold improvements		17	17
Construction in progress		13,876	12,266

		287,741	285,210
Less accumulated depreciation and amortization		(109,912)	(101,249)

Property and equipment — net		$177,829	$183,961

Leasehold improvements are amortized over four years which is the shorter of the term of the lease or the service lives of the improvements.

Depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Depreciation and amortization expense	$2,874	$3,237	$8,820	$9,898

7. Common and preferred stock

The Company is authorized to issue 550,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized. As of September 30, 2013 and December 31, 2012, 309,993,285 and 286,035,082 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding. Included in the common stock outstanding as of September 30, 2013 and December 31, 2012 are 9,000,000 shares of common stock loaned to Bank of America under a share lending agreement in connection with the offering of $100.0 million aggregate principal amount of 2015 notes (see Note 10 — Senior convertible notes). Bank of America is obligated to return the borrowed shares (or, in certain circumstances, the cash value thereof) to the Company on or about the 45th business day following the date as of which the entire principal amount of the 2015 notes ceases to be outstanding, subject to extension or acceleration in certain circumstances or early termination at Bank of America’s option. The Company did not receive any proceeds from the sale of the borrowed shares by Bank of America, but the Company did receive a nominal lending fee of $0.01 per share from Bank of America for the use of borrowed shares.

In February 2012, the Company sold in an underwritten public offering 35,937,500 units at an aggregate price to the public of $86.3 million, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock. Net proceeds from this offering were approximately $80.6 million, excluding any future proceeds from the exercise of the warrants. The warrants are exercisable at $2.40 per share and expire in February 2016. Concurrently with this public offering, pursuant to The Mann Group Common Stock Purchase Agreement entered into in February 2012, The Mann Group agreed to purchase $77.2 million worth of restricted shares or 31,250,000 restricted shares of common stock at an aggregate purchase price of $77.2 million, which were issued in June 2012 in exchange for cancellation of principal indebtedness of $77.2 million under the loan arrangement (see Note 9 — Related-party arrangements). For the nine months ended September 30, 2013, the Company received $4.5 million in proceeds from the exercise of the February 2012 public offering warrants, with $47.3 million remaining unexercised.

In October 2012, the Company sold in an underwritten public offering 46,000,000 units at an aggregate price to the public of $92.0 million, with each unit consisting of one share of common stock and a warrant to purchase 0.75 of a share of common stock. Net proceeds from this offering were approximately $86.3 million, excluding any future proceeds from the exercise of warrants. The warrants issued in this offering were exercisable until October 29, 2013 at an exercise price of $2.60 per share. As of September 30, 2013, we had received $44.7 million in proceeds from the exercise of a portion of such warrants with $45.0 million of warrants remaining unexercised. Concurrently with this public offering, pursuant to a Common Stock and Warrant Purchase Agreement with The Mann Group entered into in October 2012 (the “Mann Group Common Stock and Warrant Purchase Agreement”), The Mann Group agreed to purchase for an aggregate purchase price of $107.4 million, 40,000,000 restricted shares of common stock and warrants to purchase 30,000,000 shares of common stock at an exercise price of $2.60 per share (“The Mann Group Warrants”), which were issued in December 2012 in exchange for cancellation of principal indebtedness of $107.4 million under the Company’s revolving loan arrangement with The Mann Group (see Note 9 — Related-party arrangements). In October 2013, the Company received an additional $45.0 million in cash proceeds from the exercise of the October 2012 public offering warrants and $78.0 million of consideration in the form of cancelled principal indebtedness under the Company’s loan arrangement with The Mann Group as payment for the aggregate exercise price of The Mann Group Warrants (see Note 13 – Subsequent events).

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

Contingencies — The Company is obligated under a registration rights agreement entered into with Deerfield (the “Registration Rights Agreement”), pursuant to which the Company agreed to register for sale, the shares of common stock issuable upon conversion of the 2019 notes (the “Conversion Shares”) within a specified time period following the issuance of each tranche of 2019 notes.

The Company entered into a Milestone Agreement with Deerfield pursuant to which, the Company sold the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones including the first commercial sale of an AFREZZA product and the achievement of specified net sales figures (see Note 11 – Facility financing agreement).

9. Related-party arrangements

In October 2007, the Company entered into a $350.0 million revolving loan arrangement with Alfred E. Mann, its principal stockholder. In February 2009, as a result of the Company’s principal stockholder being subject to the licensing requirement under the California Finance Lenders Law, the promissory note underlying the loan arrangement was revised to reflect the lender as The Mann Group. Until January 1, 2013, interest on outstanding principal amounts accrued at a fixed rate equal to the one-year LIBOR as reported by the Wall Street Journal on the date of such advance plus 3% per annum. The promissory note underlying the loan arrangement was amended at various dates during 2012. In October 2012, the promissory note was amended to adjust the annual interest rate on all outstanding principal to the one-year LIBOR on December 31, 2012 plus 5%. As a result of these amendments, effective January 1, 2013, the borrowing rate for all borrowings under the promissory note with The Mann Group was set at 5.84%. On October 31, 2013, the promissory note was further amended to, among other things, extend the maturity date of the loan to January 5, 2020, extend the date through which the Company can borrow under the loan arrangement to December 31, 2019, increase the aggregate borrowing amount under the loan arrangement from $350.0 million to $370.0 million, provide that repayments or cancellations of principal under the loan arrangement will not be available for reborrowing, and to cancel $78.0 million of principal indebtedness under the loan arrangement as payment for the aggregate exercise price of The Mann Group Warrants. Under guidance of ASC 470-10-45, the note payable to related party is excluded from current liabilities due to the amendment on October 31, 2013 and presented as a non-current liability as of September 30, 2013. In addition, the Company and The Mann Group agreed to capitalize into principal $7.9 million of accrued interest that became due and payable upon cancellation of the $78.0 million of principal indebtedness. As such, the Company included the accrued interest at September 30, 2013 in Other liabilities in the accompanying condensed consolidated balance sheet.

As of September 30, 2013, the total principal amount outstanding under the loan arrangement was $119.6 million. As of October 31, 2013, the Company had $30.1 million principal amount of available borrowings under the loan arrangement. Interest is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as the Company and The Mann Group mutually agree. All or any portion of accrued and unpaid interest that becomes due and payable may be paid-in-kind and capitalized at any time upon mutual agreement of both parties. The Mann Group can require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months (less approximately $105.0 million aggregate principal amount that was cancelled in connection with two common stock purchase agreements – a Common Stock Purchase Agreement between the Company and The Mann Group dated August 2010 and the Mann Group Common Stock Purchase Agreement - and subject to the subordination agreement entered into by The Man Group with Deerfield). If The Mann Group exercises this right, the Company will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances.

In the event of a default, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the loan arrangement are unsecured. The loan arrangement contains no financial covenants. There are no warrants associated with the loan arrangement. In connection with the Facility Agreement with Deerfield, The Mann Group entered into a subordination agreement with Deerfield, pursuant to which it agreed to subordinate its right to payments under the loan arrangement and not accept repayment until the 2019 notes have been repaid in full.

In February 2012, concurrently with an underwritten public offering (see Note 7 — Common and preferred stock), pursuant to The Mann Group Common Stock Purchase Agreement, The Mann Group agreed to purchase $77.2 million worth of restricted shares or 31,250,000 restricted shares of common stock, which were issued in June 2012 in exchange for cancellation of $77.2 million of principal indebtedness under the revolving loan arrangement.

In October 2012, concurrently with an underwritten public offering (see Note 7 — Common and preferred stock), pursuant to The Mann Group Common Stock and Warrant Purchase Agreement, The Mann Group agreed to purchase, for an aggregate purchase price of $107.4 million, 40,000,000 restricted shares of common stock and warrants to purchase 30,000,000 restricted shares of common stock, which were issued in December 2012 in exchange for cancellation of principal indebtedness of $107.4 million under the revolving loan arrangement. Additionally, in accordance with the terms of the loan arrangement, the Company elected to capitalize the accrued and unpaid interest on the cancelled principal amount that became due upon the closing (see Note 7 – Common and preferred stock). During the first, second, and third quarters of 2013, there were no borrowings under or amendments to The Mann Group loan arrangement. The Mann Group exercised the warrants at a price of $2.60 per share in October 2013 in exchange for the cancellation of $78.0 million of principal indebtedness under the Company’s loan arrangement with The Mann Group.

The restricted shares sold to The Mann Group in both the June and December 2012 transactions, and the restricted shares issued to The Mann Group upon the exercise of The Mann Group Warrants in October 2013, may not be sold, pledged, assigned or transferred unless (i) the shares have been registered with the Securities and Exchange Commission (“SEC”) or (ii) the restricted shares are exempt from SEC registration requirements and the Company has obtained an opinion from the Company’s counsel that the shares may be sold lawfully without registration.

10. Senior convertible notes

Senior convertible notes consist of the following (in thousands):

	September 30, 2013	December 31, 2012
2013 notes
Principal amount	$115,000	$115,000
Unaccreted debt issuance expense	(103)	(557)

Net carrying amount	114,897	114,443

2015 notes
Principal amount	$100,000	$100,000
Unaccreted debt issuance expense	(1,780)	(2,417)

Net carrying amount	98,220	97,583

Senior convertible notes	$213,117	$212,026

On August 18, 2010, the Company completed a Rule 144A offering of $100.0 million aggregate principal amount of 2015 notes. The 2015 notes are governed by the terms of an indenture dated as of August 24, 2010 (the “2015 Note Indenture”). The 2015 notes bear interest at the rate of 5.75% per year on the principal amount, payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011. In connection with the 2015 notes, the Company had accrued interest of $0.7 million and $2.2 million as of September 30, 2013 and December 31, 2012, respectively. The 2015 notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the 2015 notes is August 15, 2015 and payment is due in full on that date for unconverted securities. Holders of the 2015 notes may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 147.0859 shares per $1,000 principal amount, which is equal to a conversion price of approximately $6.80 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the 2015 notes converted in connection with a fundamental change by increasing the conversion rate on such 2015 notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of 2015 notes will have the option to require the Company to repurchase all or any portion of such holder’s 2015 notes at a repurchase price of 100% of the principal amount of the 2015 notes to be repurchased plus accrued and unpaid interest, if any. The Company may elect to redeem some or all of the 2015 notes if the closing stock price has equaled 150% of the conversion price for at least 20 of the 30 consecutive trading days ending on the trading day before the Company’s redemption notice. The redemption price will equal 100% of the principal amount of the 2015 notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a make-whole payment equal to the sum of the present values of the remaining scheduled interest payments through and including August 15, 2015 (other than interest accrued up to, but excluding, the redemption date). The Company will be obligated to make the make-whole payment on all the 2015 notes called for redemption and converted during the period from the date the Company mailed the notice of redemption to and including the redemption date. The Company may elect to make the make-whole payment in cash or shares of its common stock, subject to certain limitations. Under the terms of the 2015 Note Indenture, the conversion option must be physically settled and the maximum number of shares that could be required to be delivered under the contract, including the make-whole shares, is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the contract period under existing commitments. Applying the Company’s sequencing policy, the Company performed an analysis at the time of the offering of the 2015 notes and each reporting date since and has concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was sufficient to deliver the number of shares that could be required to be delivered during the contract period under existing commitments.

The Company incurred approximately $4.2 million in issuance costs which are recorded as an offset to the 2015 notes in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the 2015 notes.

On December 12, 2006, the Company completed an offering of $115.0 million aggregate principal amount of 2013 notes, including $15.0 million aggregate principal amount of the 2013 notes sold pursuant to the underwriters’ over-allotment option that was exercised in full. The 2013 notes are governed by the terms of an indenture dated as of November 1, 2006 and a First Supplemental Indenture, dated as of December 12, 2006 (the “2013 Note Indenture”). The 2013 notes bear interest at the rate of 3.75% per year on the principal amount, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2007. In connection with the 2013 notes, the Company had accrued interest of $1.3 million and $0.2 million as of September 30, 2013 and December 31, 2012, respectively. The 2013 notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company. The maturity date of the 2013 notes is December 15, 2013, and payment is due in full on that date for unconverted securities. The Company intends to use a portion of the net proceeds from the third tranche of 2019 notes expected to be sold under the Facility Agreement to repay the 2013 notes. Holders of the 2013 notes may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 44.5002 shares per $1,000 principal amount, which is equal to a conversion price of approximately $22.47 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the 2013 notes converted in connection with a fundamental change by increasing the conversion rate on such notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of 2013 notes will have the option to require the Company to repurchase all or any portion of such holder’s notes at a repurchase price of 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. Under the terms of the 2013 Note Indenture, the conversion option must be physically settled and the maximum number of shares that could be required to be delivered under the contract, including the make-whole shares, is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the contract period under existing commitments. Applying the Company’s sequencing policy, the Company performed an analysis at the time of the offering of the 2013 notes and each reporting date since and has concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was sufficient to deliver the number of shares that could be required to be delivered during the contract period under existing commitments.

The 2013 notes and 2015 notes contain provisions that upon an acceleration of certain indebtedness, which would include the 2019 notes described in Note 11, that the holders may elect to accelerate the Company’s repayment obligations under the notes if such acceleration is not cured, waived, rescinded or annulled. There can be no assurance that the holders would not choose to exercise these rights in the event such events were to occur.

The Company incurred approximately $3.7 million in issuance costs which are recorded as an offset to the 2013 notes in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense using the effective interest method over the term of the 2013 notes.

Accretion of debt issuance expense in connection with the offerings of the 2015 notes and the 2013 notes during the three and nine months ended September 30, 2013 were as follows (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Accretion expense	$369	$348	$1,091	$1,031

11. Facility financing agreement

The components of the facility financing agreement recorded as of September 30, 2013 consist of the following (in thousands):

September 30, 2013
2019 notes
Principal amount	$80,000
Debt discount-net of amortization	(6,798)
Unaccreted debt issuance expense	(269)

Net carrying amount of facility financing obligation	$72,933

Milestone rights
Principal amount	$16,276
Debt discount-net of amortization	(51)
Unaccreted debt issuance expense	(61)
Less current portion of milestone rights included in other current liabilities	(3,150)

Net carrying amount included in other liabilities	$13,013

Commitment Asset
Initial commitment asset fair value	$13,393
Less Tranche 2 portion of commitment asset	(3,656)

Commitment asset value included in other assets	$9,737

On July 1, 2013, the Company entered into the Facility Agreement with Deerfield providing for the sale of up to $160.0 million of 2019 notes to Deerfield in four equal tranches of $40.0 million principal amount. The 2019 notes accrue interest at a rate of 9.75% per annum until maturity in 2019 or their earlier repayment, repurchase, or conversion. A portion of the principal amount of the 2019 notes may be converted into shares of the Company’s common stock (the “Conversion Shares”) at the noteholder’s option. The conversion price will be determined by the volume weighted average price of the Company’s common stock during the 20 trading days immediately preceding the conversion date. The number of Conversion Shares that may be issued upon conversion of all 2019 notes will be limited to an aggregate of 12.0 million shares or such lesser number of shares as may be determined pursuant to the conversion limitations contained in the 2019 notes if the conversion price at which the 2019 notes are actually converted from time to time is greater than $3.33.

Deerfield purchased the first tranche of 2019 notes (the “Tranche 1 Notes”) and Milestone Rights (as defined below) in the aggregate principal amount of $40.0 million. The closing of the second tranche of 2019 notes (the “Tranche 2 Notes”), which was subject to achievement and reporting of certain results from the Company’s two Phase 3 clinical studies of AFREZZA, occurred on September 5, 2013. Deerfield’s obligation to purchase the third tranche of 2019 notes is subject to the repayment of the 2013 notes with the funds made available by the purchase of these 2019 notes. Deerfield’s obligation to purchase the fourth tranche of 2019 notes is subject to receipt of marketing approval of AFREZZA by the FDA and the prior satisfaction of the conditions for the third tranche closing. In addition to the foregoing conditions, Deerfield’s obligation to purchase 2019 notes at any of the two remaining closings is subject to, at each closing, the Conversion Shares issuable upon conversion of all previously sold 2019 notes being freely tradable pursuant to an effective registration statement filed with the SEC or pursuant to Rule 144 under the Securities Act.

The Company is required to repay 25% of the original principal amount of the 2019 notes sold in each tranche on the third, fourth, fifth and sixth anniversaries of the applicable issue dates of such 2019 notes; provided that the entire outstanding principal amount of all 2019 notes will become due and payable no later than December 31, 2019. The Company had the right to prepay the outstanding principal amount of the Tranche 1 Notes at a price equal to 110% of the outstanding principal thereof plus all accrued and unpaid interest as of the date of prepayment if the conditions for the Tranche 2 Notes had not been satisfied. The Company is required to repay any outstanding 2019 notes in full if the Company completes a major transaction (as defined), which includes, but is not limited to, certain mergers and other change of control transactions involving the Company.

The Facility Agreement includes customary representations, warranties and covenants, including, a restriction on the incurrence of additional indebtedness, and a financial covenant which requires the Company’s cash and cash equivalents, which includes available borrowings on the related party note, on the last day of each fiscal quarter to not be less than $25.0 million. As discussed in Note 1 – Basis of Presentation, the Company will need to raise additional capital to support its current operating plans. Due to the uncertainties related to maintaining sufficient resources to comply with the aforementioned covenant, the 2019 notes have been classified as current liabilities in the accompanying balance sheet as of September 30, 2013. In the event of non-compliance, there can be no assurances that the holders of the 2019 notes will not exercise remedies available to them, which may include, among other things, the issuance of a notice of acceleration.

In connection with the issuance of the Tranche 1 Notes and Milestone Rights on July 1, 2013, the Company recorded $52.9 million in value received, which consisted of $39.5 million in cash from the issuance of the Tranche 1 Notes plus a commitment asset (as described further below) with a fair value equal to $13.4 million. In exchange, the Company issued to Deerfield the Tranche 1 Notes and Milestone Rights with estimated fair values equal to $37.1 million and $16.3 million, respectively. The Tranche 1 Notes, the Milestone Rights and the commitment asset were initially recorded at fair value.

The Tranche 1 Notes are classified as short-term debt and are subsequently accounted for at amortized cost. The effective interest rate on the Tranche 1 Notes is 12.19% and a debt discount of approximately $3.3 million recognized on the Tranche 1 Notes is being amortized to interest expense over the term of the Tranche 1 Notes using the effective interest method.

In accordance with the Facility Agreement, the Company reimbursed Deerfield $500,000 for a portion of documented expenses for attorneys, accountants and other professional advisors, and other out-of-pocket expenses Deerfield incurred in connection with the transaction. These costs were allocated between the 2019 notes and the Milestone Rights based upon their relative fair value resulting in $448,737 being allocated to the 2019 notes and included within the debt discount with the remainder being allocated to the Milestone Rights. In addition, the Company incurred a total of $597,529 in debt issuance costs, of which $536,266 was allocated to the 2019 notes and the remainder to the Milestone Rights using the relative fair value allocation method. A portion of the debt issuance costs, or $259,800, related to the third and fourth tranches of 2019 notes are included in other assets.

The commitment asset represents the right to receive additional funding under the second, third and fourth tranches of the Facility Agreement. The fair value of the commitment asset was estimated using the income approach by estimating the fair value of the future tranches using a market debt rate commensurate with the risk of the future tranches and the fair value of the cash expected to be received by the Company and assessing the probability of the commitments being funded in the future. The commitment asset will not be subsequently remeasured but it will be monitored for impairment until future tranches of 2019 notes are drawn. Upon the drawing of additional tranches of 2019 notes, the portion of the commitment asset related to such tranche will be derecognized resulting in a debt discount being recorded on the additional tranches of 2019 notes issued. If the additional funding under the third and fourth tranches ceases to be probable of occurring, the commitment asset will be impaired and will be written off as an expense in the Statement of Operations.

Upon the issuance of the Tranche 2 Notes, the portion of the commitment asset attributed to the Tranche 2 Notes was derecognized and recorded as a debt discount to the Tranche 2 Notes. Therefore, the Tranche 2 Notes were recorded as short-term debt for the $40.0 million received, less a $3.7 million debt discount. The effective interest rate on the Tranche 2 Notes is 12.45% and the debt discount is being amortized over the term of the Tranche 2 Notes using the effective interest method.

The Company identified and evaluated a number of embedded features in the Facility Agreement to determine if they represented embedded derivatives requiring bifurcation and separate accounting pursuant to ASC 815, Derivatives and Hedging. There were two embedded features that required bifurcation and separate accounting and the Company determined that they should be bundled together as a single, compound embedded derivative, bifurcated from the host contract, and accounted for at fair value, with changes in fair value being recorded in the Statement of Operations. Management determined that the value of these embedded derivatives at July 1, 2013 and at September 30, 2013 was insignificant.

Milestone Agreement

In connection with the Facility Agreement, on July 1, 2013, the Company also entered into the Milestone Agreement with the Milestone Purchasers, pursuant to which, the Company sold the Milestone Purchasers the Milestone Rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an AFREZZA product and the achievement of specified net sales figures. The payments due under the Milestone Rights are subject to pro rata reduction in the event of certain funding failures by Deerfield under the Facility Agreement.

The Milestone Agreement includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to AFREZZA. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to AFREZZA in violation of the terms of the Milestone Agreement and terminate if the Company exercises its right to prepay the Tranche 1 Notes.

The Milestone Rights were initially recorded as a short-term liability equal to $3.2 million included in Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet and a long term liability equal to $13.1 million included in Other liabilities. In determining the fair value of the Milestone Rights, the 13 individual milestone payments were adjusted for both (i) the expected timing and (ii) the probability of achieving the milestones, and then discounted to present value using a discount rate of 17.5%. Once the initial valuation of each specified milestone payment was determined, the individual milestone payments were then aggregated to arrive at a total fair value of $16.3 million. The discount rate was based on the estimated cost of equity which was derived using the capital asset pricing model. In addition, a 5% risk premium was added to the computation of the cost of equity to adjust for non-systemic risk factors, such as the Company’s lack of product diversification and history of financial losses, which were not captured in other model inputs.

The Milestone Rights did not meet the definition of a derivative under ASC 815; therefore the Company analogized to the accounting guidance contained in ASC 470-10-35-4, which addresses indexed debt. As each milestone is achieved, the portion of the initial liability pertaining to the specified milestone will be remeasured to equal the amount of the milestone payment. The change in the balance of the liability that occurs upon remeasurement will be recorded as interest expense in the Statement of Operations. Once the milestone payment is made for a specific milestone event, the remeasured liability pertaining to that specific milestone event will be extinguished. The resulting effect is that the payment required to be made upon the occurrence of the milestone event is allocated between a reduction of the initial liability pertaining to that milestone and an expense representing a return on that portion of the liability paid to the Milestone Purchasers for the achievement of that milestone.

The Company identified and evaluated a number of embedded features in the Milestone Rights to determine if they represented embedded derivatives requiring bifurcation and separate accounting pursuant to ASC 815, Derivatives and Hedging. There were no features in the Milestone Rights that required bifurcation and separate accounting

Security Agreement

In connection with the Facility Agreement, the Company and its subsidiary, MannKind LLC, entered into a Guaranty and Security Agreement (the “Security Agreement”) with Deerfield and HS (collectively, the “Purchasers”), pursuant to which the Company and MannKind LLC each granted the Purchasers a security interest in substantially all of their respective assets, including respective intellectual property, accounts, receivables, equipment, general intangibles, inventory and investment property, and all of the proceeds and products of the foregoing. The Security Agreement includes customary covenants by the Company and MannKind LLC, remedies of the Purchasers and representations and warranties by the Company and MannKind LLC. The security interests granted by us and MannKind LLC will terminate upon repayment of the 2019 notes in full. Our obligations under the Facility Agreement and the Milestone Agreement are also secured by certain mortgages on the Company’s facilities in Danbury, Connecticut and Valencia, California.

Registration Rights Agreement

In connection with the Facility Agreement and the sale of the 2019 notes pursuant thereto, the Company entered into a Registration Rights Agreement with Deerfield (the “Registration Rights Agreement”), pursuant to which the Company agreed to register for sale, the Conversion Shares within a specified time period following the issuance of each tranche of 2019 notes.

Pursuant to the Registration Rights Agreement, the number of aggregate shares of Common Stock included in the initial mandatory registration statement is 12.0 million shares (subject to adjustment in the event of a stock split, stock combination, reclassification, payment of stock dividends, recapitalization, or other similar transactions).

In the event the Company is unable to meet certain requirements of the Registration Rights Agreement specifically related to the filing of the registration statement within specified periods, using its best efforts to obtain effectiveness of the registration statement, or maintaining the effectiveness of the registration statement, the Company will be required to pay additional damages to Deerfield. The additional damages are calculated as 1% of Deerfield’s original principal amount of the relevant tranche of 2019 notes and shall accrue until the earlier of (i) the date on which the registration failure has been cured and (ii) the date on which the Conversion Shares may be disposed of by Deerfield.

In accordance with the accounting guidance contained in ASC 825-20, the contingent obligation to make future payments, or otherwise transfer consideration, under a registration payment arrangement should be recognized and measured in accordance with ASC 450-20. ASC 450-20 requires an accrual to be recorded for a contingent payment if it is both probable of occurring and the amount of the payment can be reasonably estimated. As of September 30, 2013, the Company determined that it is not probable that it will be obligated to pay additional damages to Deerfield pursuant to the Registration Rights Agreement, and therefore no accrual for such contingent payment has been recorded.

Accretion of debt issuance cost and debt discount in connection with the Deerfield financing during the three and nine months ended September 30, 2013 are as follows (in thousands).

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Accretion expense- debt issuance cost	$8	$8
Accretion expense- debt discount	$190	$190

12. Income taxes

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

13. Subsequent events

In October 2013, the Company received an additional $45.0 million in cash proceeds from the exercise of the October 2012 public offering warrants and $78.0 million of consideration from The Mann Group in the form of cancelled principal indebtedness under the Company’s loan arrangement with The Mann Group as payment for the aggregate exercise price of The Mann Group Warrants.

On October 31, 2013, the Company’s loan arrangement with The Mann Group was amended to, among other things, extend the maturity date of the loan to January 5, 2020, extend the date through which the Company can borrow under the loan arrangement to December 31, 2019, increase the aggregate borrowing amount under the loan arrangement from $350.0 million to $370.0 million, provide that repayments or cancellations of principal under the loan arrangement will not be available for reborrowing, and to cancel $78.0 million of principal indebtedness under the loan arrangement as payment for the aggregate exercise price of The Mann Group Warrants. In addition, the Company and The Mann Group agreed to capitalize into principal $7.9 million of accrued interest that became due and payable upon cancellation of the $78.0 million of principal indebtedness.

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

OVERVIEW

We are a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes. Our lead product candidate, AFREZZA (insulin human [rDNA origin]) inhalation powder, is an ultra rapid-acting insulin that recently completed two additional Phase 3 clinical studies in adults with type 1 or type 2 diabetes.

On August 14, 2013, we released the results of these Phase 3 clinical studies, both of which met their primary efficacy endpoints and safety objectives. On October 13, 2013, we submitted the results of these studies to the FDA as an amendment to our NDA. The FDA subsequently acknowledged the resubmission and advised us that it considers the updated NDA to be a complete class 2 response to our Completed Response Letter issued in January 2011, and assigned a user fee goal date of April 15, 2014. However, the data collected from these clinical studies may not be sufficient to support FDA approval. Moreover, there can be no assurance that we will satisfy all of the FDA’s requirements with these two clinical studies or that the FDA will ultimately find our proposed approach to these clinical studies acceptable. The FDA could also request that we conduct additional clinical studies in order to provide sufficient data for approval of AFREZZA.

We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of September 30, 2013, we have incurred a cumulative net loss of $2.2 billion and an accumulated stockholders’ deficit of $167.7 million. To date, we have not generated any product revenues and have funded our operations primarily through the sale of equity securities and convertible debt securities and borrowings under a loan arrangement provided by The Mann Group and a Facility Agreement with Deerfield. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding in the future, there will continue to be substantial doubt about our ability to continue as a going concern.

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

Our business is subject to significant risks, including but not limited to the risks inherent in our ongoing clinical studies and the regulatory approval process, our potential inability to enter into sales and marketing collaborations or to commercialize AFREZZA in a timely manner, the results of our research and development efforts, competition from other products and technologies and uncertainties associated with obtaining and enforcing patent rights.

RESEARCH AND DEVELOPMENT EXPENSES

Our research and development expenses consist mainly of costs associated with the clinical studies of our product candidates that have not yet received regulatory approval for marketing and for which no alternative future use has been identified. This includes the salaries, benefits and stock-based compensation of research and development personnel, raw materials, such as insulin purchases, laboratory supplies and materials, facility costs, costs for consultants and related contract research, licensing fees, and depreciation of laboratory equipment. We track research and development costs by the type of cost incurred. We partially offset research and development expenses with the recognition of estimated amounts receivable from the State of Connecticut pursuant to a program under which we can exchange qualified research and development income tax credits for cash.

Our research and development staff conducts our internal research and development activities, which include research, product development, clinical development, manufacturing and related activities. This staff is located in our facilities in Valencia, California; Paramus, New Jersey; and Danbury, Connecticut. We expense research and development costs as we incur them.

Clinical development timelines, likelihood of success and total costs vary widely. We are focused primarily on advancing AFREZZA through regulatory filings. At this time, due to the risks inherent in the clinical study process and given the early stage of development of our product candidates other than AFREZZA, we are unable to estimate with any certainty the costs that we will incur in the continued development of our product candidates for commercialization. The costs required to complete the development of AFREZZA will be largely dependent on the cost and efficiency of our clinical study operations and discussions with the FDA regarding its requirements.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for administrative, finance, business development, human resources, legal and information systems support personnel. In addition, general and administrative expenses include professional service fees and business insurance costs.

CRITICAL ACCOUNTING POLICIES

The following are recent critical accounting policies since our Annual Report:

Milestone rights

On July 1 2013, in conjunction with the execution of the Facility Agreement, we issued Milestone Rights to Deerfield whereby we agreed to provide Deerfield with pre-specified Milestone Payments upon the achievement of 13 specific Milestone Events related to the commercial release and future cumulative net sales of AFREZZA®. We analyzed the Milestone Rights under the provisions of ASC 815 Derivatives and Hedging and determined that the agreement does not meet the definition of a freestanding derivative. Since we have not elected to apply the fair value option to the Milestone Rights Purchase Agreement, we have initially recorded the Milestone Rights at their estimated fair value and accounted for the Milestone Rights as a liability by applying the indexed debt guidance contained in paragraphs ASC 470-10-25-3 and 35-4.

The initial fair value estimate of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones discounted to present value using a selected market discount rate. The expected timing and probability of achieving the milestones was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate was selected based on an estimation of required rate of returns for similar investment opportunities using available market data.

The Milestone Rights liability will be remeasured as the pre-specified Milestone Events are achieved. Specifically, as each Milestone Event is achieved, the portion of the initially recorded Milestone Rights liability, which pertains to the Milestone Event being achieved, will be remeasured to the amount of the pre-specified Milestone Payment. The resulting change in the balance of the Milestone Rights liability due to such remeasurement will be recorded in the Company’s Income Statement as interest expense. Furthermore, the Milestone Rights liability will be reduced upon the Milestone Payment being paid. As a result, the required Milestone Payment is effectively allocated between a reduction of the initially recorded Milestone Rights liability and an expense representing a return on a portion of the Milestone Rights liability paid to the investor for the achievement of a Milestone Event.

Commitment asset

In connection with issuance of the first tranche of the 2019 notes and the Milestone Rights, the Company recorded a commitment asset on July 1, 2013. The initial value of the commitment asset was calculated using the income approach by estimating the fair value of the future tranches using a market debt rate commensurate with the risk of the future tranches and the fair value of the cash expected to be received by us and assessing the probability of the commitments being funded in the future based on the operational hurdles required for funding being met. The commitment asset attributable to each tranche of 2019 notes to be issued under the Facility Agreement will be derecognized and recorded as a debt discount on the 2019 notes when issued. The debt discount will be amortized using the effective interest rate method over the life of the 2019 notes. Prior to derecognition occurring, we will monitor the commitment asset on an ongoing basis to determine whether an impairment indicator is present that would result in a full or partial write down of the commitment asset as a result of events that may lead to the subsequent tranches of 2019 notes not being issued.

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

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2013 and 2012

Revenue

We did not recognize any revenue for the three months ended September 30, 2013 and 2012. We do not anticipate sales of any product prior to regulatory approval and commercialization of AFREZZA.

Research and Development Expenses

The following table provides a comparison of the research and development expense categories for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three months ended September 30,
	2013	2012	$ Change	% Change
Clinical	$8,249	$12,248	$(3,999)	(33%)
Manufacturing	10,240	9,735	505	5%
Research	1,601	1,721	(120)	(7%)
Research and development tax credit	(51)	(85)	34	(40%)
Stock-based compensation expense	7,242	1,834	5,408	295%

Research and development expenses	$27,281	$25,453	$1,828	7%

	Nine months ended September 30,
	2013	2012	$ Change	% Change
Clinical	$32,509	$36,454	$(3,945)	(11%)
Manufacturing	29,354	29,727	(373)	(1%)
Research	4,690	5,843	(1,153)	(20%)
Research and development tax credit	(207)	(270)	63	(23%)
Stock-based compensation expense	14,385	4,493	9,892	220%

Research and development expenses	$80,731	$76,247	$4,484	6%

The increase in overall research and development expenses for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, was primarily due to an increase in stock-based compensation expense of $5.4 million in connection with performance-based grants to all employees, including our executive officers, in the first and second quarters of 2013, offset by $4.0 million in decreased clinical study related expenses upon the completion of two Phase 3 studies in May 2013 and June 2013.

The increase in overall research and development expenses for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily due to an increase in stock-based compensation expense of $9.9 million in connection with performance-based grants to all employees, including our executive officers, in the first and second quarters of 2013, offset by $3.9 million in decreased clinical study related expenses from the completion of two Phase 3 studies in May 2013 and June 2013, and reduced research expenses resulting from the positive effect of our cost cutting measures and lower manufacturing expenses associated with the completion of the two Phase 3 studies in May 2013 and June 2013.

We anticipate that our overall research and development expense will increase in 2013 as compared to 2012 as a result of the increased stock compensation expenses partly offset by lower research and development costs due to the completion of the two Phase 3 clinical studies.

General and Administrative Expenses

The following table provides a comparison of the general and administrative expense categories for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three months ended September 30,
	2013	2012	$ Change	% Change
Salaries and employee related expenses	$4,028	$3,825	$203	5%
Professional fees and other general expenses	4,752	3,357	1,395	42%
Charge for litigation settlement	—	901	(901)	(100%)
Stock-based compensation expense	8,701	1,986	6,715	338%

General and administrative expenses	$17,481	$10,069	$7,412	74%

	Nine months ended September 30,
	2013	2012	$ Change	% Change
Salaries and employee related expenses	$11,763	$11,691	$72	1%
Professional fees and other general expenses	13,371	11,646	1,725	15%
Charge for litigation settlement	—	8,648	(8,648)	(100%)
Stock-based compensation expense	16,919	5,277	11,642	221%

General and administrative expenses	$42,053	$37,262	$4,791	13%

General and administrative expenses for the three months ended September 30, 2013 increased compared to the three months ended September 30, 2012 primarily due to an increase in stock-based compensation expense of $6.7 million in connection with performance-based grants to all employees, including our executive officers, in the first and second quarters of 2013 and professional legal fees.

General and administrative expenses for the nine months ended September 30, 2013 increased compared to the nine months ended September 30, 2012 primarily due to an increase in stock-based compensation expense of $11.6 million in connection with performance-based grants to all employees, including our executive officers, in the first and second quarters of 2013 and professional legal fees, offset by the $8.6 million litigation settlement charge recorded in 2012.

We expect general and administrative expenses overall to be higher in 2013 as compared to 2012 due to increased stock compensation expense.

Other Income (Expense)

Other income for the three months ended September 30, 2012 was $2.7 million due to a fair value adjustment recorded related to warrants. Other expense for the nine months ended September 30, 2012 was $12.0 million and comprised primarily of the $12.0 million adjustment to the fair value of the forward purchase contract with The Mann Group in the second quarter of 2012.

Interest Expense

Interest expense for the three months ended September 30, 2013 increased compared to the same period in the prior year primarily due to interest related to the 2019 notes issued in the third quarter of 2013. Interest expense for the nine months ended September 30, 2013 decreased compared to the same period in the prior year primarily due to the cancellation of principal on the related party loan offset by an increase in interest related to the 2019 notes.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily through the sale of equity securities and convertible debt securities and borrowings under our loan arrangement with our principal stockholder.

In October 2007, we entered into a $350.0 million loan arrangement with Alfred E. Mann, our principal stockholder. In February 2009, as a result of our principal stockholder being subject to the licensing requirement under the California Finance Lenders Law, the promissory note underlying the loan arrangement was revised to reflect the lender as The Mann Group, an entity controlled by our principal stockholder. Until January 1, 2013, interest on outstanding principal amounts accrued at a fixed rate equal to the one-year LIBOR as reported by the Wall Street Journal on the date of such advance plus 3% per annum. We amended the promissory note underlying the loan arrangement at various dates during 2012. In October 2012, we amended the loan arrangement to adjust the annual interest rate on all outstanding principal to the one-year LIBOR on December 31, 2012 plus 5%. As a result of these amendments, effective January 1, 2013, the borrowing rate for all borrowings under the promissory note with The Mann Group was set at 5.84%. In October 2013, the promissory note was further amended to, among other things, extend the maturity date of the loan to January 5, 2020, extend the date through which we can borrow under the loan arrangement to December 31, 2019, increase the aggregate borrowing amount under the loan arrangement from $350.0 million to $370.0 million, provide that repayments or cancellations of principal under the loan arrangement will not be available for reborrowing, and to cancel $78.0 million of principal indebtedness under the loan arrangement as payment for the aggregate exercise price of The Mann Group Warrants. As of October 31, 2013, there was $30.1 million principal amount of available borrowings under the loan arrangement.

As of September 30, 2013, the total principal amount outstanding under the loan arrangement with The Mann Group was $119.6 million. Interest is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as we and The Mann Group mutually agree. All or any portion of accrued and unpaid interest that becomes due and payable may be paid-in-kind and capitalized at any time upon mutual agreement of both parties. The Mann Group can require us to prepay up to $200.0 million in advances (less approximately $105.0 million aggregate principal amount that was cancelled in connection with two common stock purchase agreements — a Common Stock Purchase Agreement between us and The Mann Group dated August 2010 and the Mann Group Common Stock Purchase Agreement — subject to the subordination agreement entered into by The Mann Group with Deerfield). If The Mann Group exercises this right, we will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances.

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

In October 2012, we sold in an underwritten public offering common stock and warrants resulting in net proceeds of $86.3 million and concurrently issued common stock and warrants to The Mann Group in exchange for cancellation of indebtedness under the amended and restated promissory note with The Mann Group (see Note 7 — Common and preferred stock and Note 9 — Related-party arrangements). As of September 30, 2013, we received $44.7 million in proceeds from the exercise of a portion of the public offering warrants with $45.0 million remaining unexercised. The Mann Group Warrants also remained unexercised as of September 30, 2013. In October 2013, we received an additional $45.0 million in cash proceeds from the exercise of the October 2012 public offering warrants and $78.0 million of consideration from The Mann Group in the form of cancelled principal indebtedness under our loan arrangement with The Mann Group as payment for the aggregate exercise price of The Mann Group Warrants.

On March 18, 2013, we entered into the ATM Agreements with two sales agents, under which we may issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million under each ATM Agreement (provided that in no event may we issue and sell more than $50.0 million of shares of our common stock under both ATM Agreements in the aggregate) from time to time through either of the sales agents. Neither we nor either of the sales agents has any obligation to sell shares of our common stock under the ATM Agreements. Any sales of common stock made under the ATM Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. We have not yet issued any shares of our common stock under the ATM Agreements. There can be no assurance that we will be able to access capital through the ATM Agreements on a timely basis, or at all.

On July 1, 2013, we entered into the Facility Agreement with Deerfield providing for the sale of up to $160.0 million of 2019 notes to Deerfield in four equal tranches of $40.0 million principal amount. In connection with the Facility Agreement, on July 1, 2013, we also entered into the Milestone Agreement with the Milestone Purchasers, pursuant to which, we sold the Milestone Purchasers rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an AFREZZA product and the achievement of specified net sales figures.

Deerfield purchased the first tranche of 2019 notes and the Milestone Rights in the aggregate principal amount of $40.0 million. The closing of the second $40.0 million principal amount tranche of 2019 notes, which was subject to achievement and reporting of certain results from our two Phase 3 clinical studies of AFREZZA, occurred on September 5, 2013. There can be no assurance that the conditions required for the purchase of the third and fourth tranches of 2019 notes will be met or met in a timeframe necessary to support our liquidity needs.

During the nine months ended September 30, 2013, we used $94.7 million of cash for our operations and had a net loss of $137.9 million, which included $41.4 million of non-cash charges primarily consisting of depreciation and accretion and stock-based compensation. By comparison, during the nine months ended September 30, 2012, we used $91.8 million of cash for our operations and had a net loss of $117.6 million, which included $20.7 million of non-cash charges primarily consisting of depreciation and accretion and stock-based compensation. Cash used for our operations increased by $2.9 million primarily due to the payment of accrued clinical study expenses and other accrued expenses in 2013. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of AFREZZA.

We used $1.8 million of cash for investing activities during the nine months ended September 30, 2013, compared to $0.5 million of cash used for the nine months ended September 30, 2012. Cash used for investing activities for the nine months ended September 30, 2013 compared to the same period in the prior year increased $1.3 million, primarily due to purchases of machinery and equipment to expand the manufacturing lines in preparation for a future approval of AFREZZA.

Our financing activities resulted in positive cash flow of $128.5 million during the nine months ended September 30, 2013, compared to positive cash flow of $91.3 million for the same period in 2012. For the nine months ended September 30, 2012, cash provided by financing activities was primarily from $81.0 million related to the February 2012 issuance of common stock and warrants through the sale of 35,937,500 units, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock as well as the exercise of stock options. Additionally, we generated cash of $11.3 million from related party borrowings. For the nine months ended September 30, 2013, cash provided by financing activities was primarily from $79.5 million from the first two tranches of the Facility Agreement with Deerfield and $49.2 million in warrant exercises.

At September 30, 2013, our capital resources consisted of cash and cash equivalents of $93.8 million. In addition, we expect to sell $40.0 million principal amount of 2019 notes to Deerfield under the Facility Agreement in the fourth quarter of 2013 in connection with the requirement to repay the 2013 notes with the funds made available by the purchase of these notes. As of October 31, 2013, we had $30.1 million principal amount of available borrowings under the loan arrangement with The Mann Group, although we anticipate using a portion of these available borrowings to capitalize into principal accrued interest as it becomes due and payable under the loan arrangement. In connection with the Facility Agreement with Deerfield, The Mann Group entered into a subordination agreement with Deerfield, pursuant to which it agreed to subordinate its right to payments under the loan arrangement and not accept repayment until the 2019 notes have been repaid in full.

Based on our current expectations, including the expectation that Deerfield will purchase $40.0 million principal amount of 2019 notes in the fourth quarter of 2013, a portion of which will be used to repay the $115.0 million in 2013 notes, we believe our existing capital resources will enable us to continue planned operations into at least the first quarter of 2014. However, we cannot provide assurances that Deerfield will fund the third tranche under the Facility Agreement, that we will be able to access capital through the ATM Agreements on favorable terms, or at all, or that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate.

As discussed above, on July 1, 2013, we entered into the Facility Agreement with Deerfield. Under the Facility Agreement, Deerfield’s obligation to purchase the third tranche of 2019 notes is subject to our repayment of the 2013 notes and Deerfield’s obligation to purchase the fourth tranche of 2019 notes is subject to our receipt of approval of AFREZZA by the FDA and the prior satisfaction of the conditions for the third tranche closing. In addition to the foregoing conditions, Deerfield’s obligation to purchase 2019 notes at either of the two remaining closings is subject to, at each closing, the Conversion Shares being freely tradable pursuant to an effective registration statement filed with the Securities and Exchange Commission or pursuant to Rule 144 under the Securities Act. We are required to repay 25% of the outstanding principal amount of the 2019 notes sold in each tranche on the third, fourth, fifth and sixth anniversaries of the applicable issue dates of such 2019 notes, and the entire outstanding principal amount of all 2019 notes will become due and payable no later than December 31, 2019. The 2019 notes accrue interest at a rate of 9.75% per annum until maturity or their earlier repayment, repurchase, or conversion. A portion of the principal amount of the 2019 notes may be converted into shares of our common stock at Deerfield’s option. The conversion price will be determined by the volume weighted average price of our common stock during the 20 trading days immediately preceding the conversion date. If the conversion price exceeds $6.67, no more than six million shares may be issued upon conversion; if the conversion price is less than $3.33, no more than 12 million shares may be issued upon conversion; and if the conversion price is between these dollar amounts, no more than $40.0 million worth of common stock may be issued upon conversion. The Facility Agreement includes customary representations, warranties and covenants, including a financial covenant which requires the Company’s cash and cash equivalents, which includes available borrowings on the related party note, on the last day of each fiscal quarter not be less than $25.0 million, by the Company, including restrictions on the incurrence of additional indebtedness. In connection with the Facility Agreement, we also entered into the Milestone Agreement with the Milestone Purchasers, pursuant to which, we sold the Milestone Purchasers the Milestone Rights, which entitle them to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an AFREZZA product and the achievement of specified net sales figures.

The $115.0 million aggregate principal amount of 2013 notes mature in December 2013, and our cash and cash equivalents as of September 30, 2013 are insufficient to repay these notes. However, subsequent to September 30, 2013, we received $45.0 million in cash proceeds from the exercise of certain public offering warrants prior to their expiration in October 2013 and we expect to receive an additional $40.0 million (less an original issue discount) upon issuance of the third tranche of the 2019 notes concurrently with the repayment of the 2013 notes, which will be sufficient to cover the total amounts due at maturity in respect of the 2013 notes. Going forward, however, we will need to raise additional capital, either through the sale of equity or debt securities, the entry into a strategic business collaboration with a pharmaceutical or biotechnology company, the establishment of other funding facilities, licensing arrangements, asset sales or other means in order to repay our obligations under the loan arrangement with The Mann Group, the 2015 notes, the 2019 notes, and to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. There can be no assurance that we will be able to raise additional capital on favorable terms by the applicable repayment dates, or at all.

In addition, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2013 notes and the 2015 notes, or in respect of the 2019 notes, a “major transaction” as defined under the Facility Agreement, each holder of the applicable notes will have the option to require us to repurchase all or any portion of such holder’s notes at a repurchase price of 100% of the principal amount of such notes to be repurchased plus accrued and unpaid interest, if any. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether. This raises substantial doubt about our ability to continue as a going concern.

In addition to repayment of the 2013 notes, we intend to use our capital resources to continue the development and, if approved, the commercialization of AFREZZA. We are expending a portion of our capital to scale up our manufacturing capabilities in our Danbury facilities. We also intend to use our capital resources for general corporate purposes.

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

Off-Balance Sheet Arrangements

As of September  30, 2013, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments is entered into for trading purposes. As of September 30, 2013, our cash was deposited in and invested through highly rated financial institutions in North America and consisted of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash. Pursuant to an amendment to the promissory note underlying our loan arrangement with The Mann Group in October 2012, as of January 1, 2013 the interest rate on all outstanding principal amounts under our credit facility with The Mann Group was adjusted to the one-year LIBOR on December 31, 2012 plus 5%. Effective January 1, 2013, the borrowing rate for all borrowings under the promissory note with The Mann Group was set at 5.84%. As of October 31, 2013, we had $30.1 million principal amount of available borrowings under the loan arrangement.

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

We performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO OUR BUSINESS

We depend heavily on the successful development and commercialization of our lead product candidate, AFREZZA, which is not yet approved.*

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

On August 14, 2013, we released the results of two Phase 3 clinical studies of AFREZZA, both of which met their primary efficacy endpoints and safety objectives. On October 13, 2013, we submitted the results of these studies to the FDA as an amendment to our new drug application, or NDA. However, the data collected from these clinical studies may not be sufficient to support FDA approval. Moreover, there can be no assurance that we will satisfy all of the FDA’s requirements with these two clinical studies or that the FDA will ultimately find our proposed approach to these clinical studies acceptable. The FDA could also request that we conduct additional clinical studies in order to provide sufficient data for approval of AFREZZA. There can be no assurance that we will obtain approval of the NDA in a timely manner or at all.

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

We have a history of operating losses, we expect to continue to incur losses and we may never generate positive cash flow from operations.*

We are a development stage company with no commercial products. All of our product candidates are still being developed, and all but AFREZZA are still in the early stages of development. Our product candidates will require significant additional development, clinical studies, regulatory clearances and additional investment before they can be commercialized. We cannot be certain when AFREZZA may be approved or if it will be approved.

We have never been profitable or generated positive cash flow from operations and, as of September 30, 2013, we had incurred a cumulative net loss of $2.2 billion. The cumulative net loss has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical studies, seek regulatory approvals and market our product candidates, including AFREZZA. This cumulative net loss may increase significantly as we continue development and clinical study efforts. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of September 30, 2013, we had a stockholders’ deficit of $167.7 million. Our ability to achieve and sustain positive cash flow from operations and profitability primarily depends upon obtaining regulatory approvals for and successfully commercializing AFREZZA, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates, and we may not receive them. We may not generate positive cash flow from operations or be profitable even if we succeed in commercializing any of our product candidates. As a result, we cannot be sure when we will generate positive cash flow from operations or become profitable, if at all.

We will be required to raise additional capital to fund our operations, and our inability to do so could raise substantial doubt about our ability to continue as a going concern.*

Based on our current expectations, including the expectation that Deerfield will purchase $40.0 million principal amount of 2019 notes in the fourth quarter of 2013, a portion of which will be used to repay the $115.0 million in 2013 notes, we believe that our existing capital resources will enable us to continue planned operations into at least the first quarter of 2014. However, we cannot assure you that Deerfield will fund the third tranche under the Facility Agreement, that we will be able to access capital through the ATM Agreements on a timely basis, or at all, or that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. We will need to raise additional funds, through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales, by amending the loan arrangement with The Mann Group to allow us to make additional borrowings, or other means, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. It may be difficult for us to raise additional funds on favorable terms, or at all. As of September 30, 2013, we had a stockholders’ deficit of $167.7 million which may raise concerns about our solvency and affect our ability to raise additional capital. The amount of additional funds we need will depend on a number of factors, including:

•	the election of any or all of the holders of the 2013 notes, or of any or all of the holders of the 2015 notes, to require us to repay or repurchase such notes if and when required;

•	our ability to refinance existing indebtedness, including indebtedness under the 2013 notes or 2015 notes which mature in December 2013 and August 2015, respectively;

•

the satisfaction of the conditions to holding additional closings of the sale and purchase of 2019 notes under the Facility Agreement, or failing the satisfaction of such conditions, whether Deerfield chooses to waive satisfaction of such conditions and purchase additional 2019 notes;

•	the extent to which the 2013 notes, 2015 notes and the 2019 notes are converted into shares of our common stock;

•	rate of progress and costs of our clinical studies and research and development activities, including costs of procuring clinical materials and operating our manufacturing facilities;

•	our obligation to make milestone payments under the Milestone Rights issued to the Milestone Purchasers;

•	our success in establishing strategic business collaborations or other sales or licensing of assets, and the timing and amount of any payments we might receive from any such transactions;

•	the costs of preparing applications for regulatory approvals for our product candidates, including AFREZZA;

•	actions taken by the FDA and other regulatory authorities affecting our product candidates and competitive products;

•	our degree of success in commercializing AFREZZA assuming receipt of required regulatory approvals;

•	the emergence of competing technologies and products and other market developments;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;

•	the level of our legal expenses;

•	the costs associated with litigation; and

•	the costs of discontinuing projects and technologies, and/or decommissioning existing facilities, if we undertake any such activities.

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

We have a substantial amount of convertible debt and may be unable to make required payments of interest and principal as they become due.*

As of September 30, 2013, we had $295.0 million of outstanding convertible debt, consisting of:

•	$115.0 million principal amount of 2013 notes bearing interest at 3.75% per annum and maturing on December 15, 2013;

•	$100.0 million principal amount of 2015 notes bearing interest at 5.75% per annum and maturing on August 15, 2015; and

•	$80.0 million principal amount of 2019 notes bearing interest at 9.75% per annum and maturing between 2016 and December 31, 2019.

In addition, pursuant to the Facility Agreement, we may issue up to $80.0 million principal amount of additional 2019 notes upon the satisfaction of certain conditions. As of September 30, 2013, we did not have sufficient cash and cash equivalents to repay the 2013 notes, which notes by their terms will become due in December 2013. In addition, as of September 30, 2013, the effective conversion price of the 2013 notes was approximately $22.47 per share, subject to adjustment, which is substantially above the closing price of our common stock on November 2, 2013. Our intention is to repay the 2013 notes upon maturity with existing capital resources plus the funds made available by the purchase of 2019 notes, but if we are unable to do so we will need to refinance our 2013 notes before such notes mature, or raise additional funds to repay such notes, and there can be no assurance that we will be able to do so on favorable terms by the applicable repayment dates, or at all. In addition, there can be no assurance that we will have sufficient resources to make any required repayments of principal under the 2015 notes or 2019 notes when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2013 notes and the 2015 notes, or a “major transaction” as defined in the Facility Agreement (in respect of the 2019 notes), each holder of the applicable notes will have the option to require us to repurchase all or any portion of such holder’s notes at a repurchase price of 100% of the principal amount of such notes to be repurchased plus accrued and unpaid interest, if any. The 2013 notes bear interest at the rate of 3.75% per year on the outstanding principal amount, payable in cash semi-annually in arrears on June 15 and December 15 of each year, the 2015 notes bear interest at the rate of 5.75% per year on the outstanding principal amount, payable in cash semiannually in arrears on February 15 and August 15 of each year, and the 2019 notes bear interest at the rate of 9.75% per year on the outstanding principal amount commencing on September 30, 2013, payable in cash quarterly in arrears on the last business day of December, March, June and September of each year. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2013 notes, 2015 notes or 2019 notes or if we fail to repay or repurchase the 2013 notes, 2015 notes or 2019 notes when required, we will be in default under the applicable indenture(s) or other applicable instrument for such note(s), and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether.

Our agreements with Deerfield relating to our 2019 notes and the milestone purchase rights contain covenants that we may not be able to meet and place restrictions on our operating and financial flexibility.*

Our indebtedness under the 2019 notes, including any future indebtedness we incur as the result of our sale of additional 2019 notes, is secured by substantially all of our assets, including our intellectual property, accounts receivables, equipment, general intangibles, inventory (including the insulin inventory) and investment property, and all of the proceeds and products of the foregoing. Our obligations under the Facility Agreement, the 2019 notes and the Milestone Agreement are also secured by certain mortgages on our facilities in Danbury, Connecticut and Valencia, California.

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

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, our business will be harmed and the market price of our common stock could decline.*

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical studies and the submission of regulatory filings. From time to time, we publicly announce the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of the achievement of these milestones can vary dramatically from our estimates, in many cases for reasons beyond our control, depending on numerous factors, including:

•	the rate of progress, costs and results of our clinical study and research and development activities;

•	our ability to identify and enroll patients who meet clinical study eligibility criteria;

•	our ability to access sufficient, reliable and affordable supplies of components used in the manufacture of our product candidates, including insulin and other materials for AFREZZA;

•	the costs of expanding and maintaining manufacturing operations, as necessary;

•	the extent to which our clinical studies compete for clinical sites and eligible subjects with clinical studies sponsored by other companies;

•	our ability to enter into sales and marketing collaborations for AFREZZA; and

•	other actions by regulators.

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

We have held extensive discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for AFREZZA. To date we have not reached an agreement on a collaboration with any of these companies. We cannot predict when, if ever, we will conclude an agreement with a partner. There can be no assurance that any such collaboration will be available to us on a timely basis or on acceptable terms. If we are not able to enter into a collaboration on terms that are favorable to us, we may be unable to undertake and fund product development, clinical studies, manufacturing and/or marketing activities at our own expense, which would delay or otherwise impede the commercialization of AFREZZA. Our product candidates are intended to be used by a large number of healthcare professionals who will require substantial education and support. For example, a broad base of physicians, including primary care physicians and endocrinologists, treat patients with diabetes. A large sales force would be required in order to educate these physicians about the benefits and advantages of AFREZZA and to provide adequate support for them. With respect to the commercialization of AFREZZA, if approved, if we fail to enter into collaborations, we would be required to establish our own direct sales, marketing and distribution capabilities. Establishing these capabilities can be time-consuming and expensive and would delay our ability to commercialize AFREZZA. Because we lack experience in selling pharmaceutical products to the diabetes market, we would be at a disadvantage compared to our potential competitors, many of whom have substantially more resources and experience than we do. For example, several other companies selling products to treat diabetes have existing sales forces in excess of 1,500 sales representatives. We, acting alone, would not initially be able to field a sales force as large as our competitors or provide the same degree of marketing support. Also, we would not be able to match our competitors’ spending levels for pre-launch marketing preparation, including medical education. We cannot assure you that we will succeed in entering into acceptable collaborations, that any such collaboration will be successful or, if not, that we will successfully develop our own sales, marketing and distribution capabilities.

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

If we enter into collaborative arrangements, we will have less control over the timing, planning and other aspects of our clinical studies, and the sale and marketing of AFREZZA and our other product candidates. We cannot offer assurances that we will be able to enter into satisfactory arrangements with third parties as contemplated or that any of our existing or future collaborations will be successful.

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

•

safety and efficacy results for AFREZZA obtained in our nonclinical and previous clinical testing may be inconclusive or may not be predictive of results that we may obtain in our future clinical studies or following long-term use, and we may as a result be forced to stop developing AFREZZA;

•

the analysis of data collected from clinical studies of AFREZZA or our other product candidates may not reach the statistical significance necessary, or otherwise be sufficient to support FDA or other regulatory approval for the claimed indications;

•	after reviewing preclinical and/or clinical data, we or any potential collaborators may abandon projects that we previously believed were promising; and

•	our product candidates may not produce the desired effects or may result in adverse health effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

Forecasts about the effects of the use of drugs, including AFREZZA, over terms longer than the clinical studies or in much larger populations may not be consistent with the clinical results. If use of AFREZZA results in adverse health effects or reduced efficacy or both, the FDA or other regulatory agencies may terminate our ability to market and sell AFREZZA, may narrow the approved indications for use or otherwise require restrictive product labeling or marketing, or may require further clinical studies, which may be time-consuming and expensive and may not produce favorable results.

As a result of any of these events, we, any collaborator, the FDA, or any other regulatory authorities, may suspend or terminate clinical studies or marketing of AFREZZA at any time. Any suspension or termination of our clinical studies or marketing activities may harm our business and results of operations and the market price of our common stock may decline.

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

Any of these factors could cause us to delay or suspend clinical studies, regulatory submissions or required approvals of our product candidates, could entail higher costs and may result in our being unable to effectively commercialize our products. Furthermore, if we or a third-party manufacturer fail to deliver the required commercial quantities of any product on a timely basis, and at commercially reasonable prices and acceptable quality, and we were unable to promptly find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volume and quality on a timely basis, we would likely be unable to meet demand for such products and we would lose potential revenues.

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

The testing, manufacturing, marketing and sale of AFREZZA and our other product candidates expose us to potential product liability claims. A product liability claim may result in substantial judgments as well as consume significant financial and management resources and result in adverse publicity, decreased demand for a product, injury to our reputation, withdrawal of clinical studies volunteers and loss of revenues. We currently carry worldwide liability insurance in the amount of $10.0 million. In addition, we carry local policies per study in each country in which we conduct clinical studies that require us to carry coverage based on local statutory requirements. We intend to obtain product liability coverage for commercial sales in the future if AFREZZA is approved. However, we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise, and because insurance coverage in our industry can be very expensive and difficult to obtain, we cannot assure you that we will be able to obtain sufficient coverage at an acceptable cost, if at all. If losses from such claims exceed our liability insurance coverage, we may ourselves incur substantial liabilities. If we are required to pay a product liability claim our business and results of operations would be harmed and the market price of our common stock may decline.

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

RISKS RELATED TO REGULATORY APPROVALS

Our product candidates must undergo costly and time-consuming rigorous nonclinical and clinical testing and we must obtain regulatory approval prior to the sale and marketing of any product. The results of this testing or issues that develop in the review and approval by a regulatory agency may subject us to unanticipated delays or prevent us from marketing any products.*

Our research and development activities, as well as the manufacturing and marketing of our product candidates, including AFREZZA, are subject to regulation, including regulation for safety, efficacy and quality, by the FDA in the United States and comparable authorities in other countries. FDA regulations and the regulations of comparable foreign regulatory authorities are wide-ranging and govern, among other things:

•	product design, development, manufacture and testing;

•	product labeling;

•	product storage and shipping;

•	pre-market clearance or approval;

•	advertising and promotion; and

•	product sales and distribution.

Clinical testing can be costly and take many years, and the outcome is uncertain and susceptible to varying interpretations. We cannot be certain if or when the FDA might request additional studies, under what conditions such studies might be requested, or what the size or length of any such studies might be. The clinical studies of our product candidates may not be completed on schedule, the FDA or foreign regulatory agencies may order us to stop or modify our research, or these agencies may not ultimately approve any of our product candidates for commercial sale. The data collected from our clinical studies may not be sufficient to support regulatory approval of our various product candidates, including AFREZZA. Even if we believe the data collected from our clinical studies are sufficient, the FDA has substantial discretion in the approval process and may disagree with our interpretation of the data. Our failure to adequately demonstrate the safety and efficacy of any of our product candidates would delay or prevent regulatory approval of our product candidates, which could prevent us from achieving profitability.

The requirements governing the conduct of clinical studies and manufacturing and marketing of our product candidates, including AFREZZA, outside the United States vary widely from country to country. Foreign approvals may take longer to obtain than FDA approvals and can require, among other things, additional testing and different clinical study designs. Foreign regulatory approval processes include essentially all of the risks associated with the FDA approval processes. Some of those agencies also must approve prices of the products. Approval of a product by the FDA does not ensure approval of the same product by the health authorities of other countries. In addition, changes in regulatory policy in the United States or in foreign countries for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections.

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

Even if we comply with regulatory requirements, we may not be able to obtain the labeling claims necessary or desirable for product promotion. We may also be required to undertake post-marketing studies. In addition, if we or other parties identify adverse effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and a reformulation of our products, additional clinical studies, changes in labeling of, or indications of use for, our products and/or additional marketing applications may be required. If we encounter any of the foregoing problems, our business and results of operations will be harmed and the market price of our common stock may decline.

Even if we obtain regulatory approval for our product candidates, such approval may be limited and we will be subject to stringent, ongoing government regulation.

Even if regulatory authorities approve any of our product candidates, they could approve less than the full scope of uses or labeling that we seek or otherwise require special warnings or other restrictions on use or marketing or could require potentially costly post-marketing follow-up clinical studies. Regulatory authorities may limit the segments of the diabetes population to which we or others may market AFREZZA or limit the target population for our other product candidates. There are no assurances that any advantages of AFREZZA will be agreed to by the FDA or otherwise included in product labeling or advertising and, as a result, AFREZZA may not have our expected competitive advantages when compared to other insulin products.

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

Reports of side effects or safety concerns in related technology fields or in other companies’ clinical studies could delay or prevent us from obtaining regulatory approval or negatively impact public perception of our product candidates.

At present, there are a number of clinical studies being conducted by us and other pharmaceutical companies involving insulin delivery systems. If we discover that AFREZZA is associated with a significantly increased frequency of adverse events, or if other pharmaceutical companies announce that they observed frequent adverse events in their studies involving insulin therapies, we could encounter delays in the timing of our clinical studies, difficulties in obtaining approval of AFREZZA or be subject to class warnings in the label for AFREZZA, if approved. In addition, the public perception of AFREZZA might be adversely affected, which could harm our business and results of operations and cause the market price of our common stock to decline, even if the concern relates to another company’s products or product candidates.

There are also a number of clinical studies being conducted by other pharmaceutical companies involving compounds similar to, or competitive with, our other product candidates. Adverse results reported by these other companies in their clinical studies could delay or prevent us from obtaining regulatory approval or negatively impact public perception of our product candidates, which could harm our business and results of operations and cause the market price of our common stock to decline.

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

Moreover, the term of a patent is limited and, as a result, the patents protecting our products expire at various dates. For example, some patents providing protection for our AFREZZA inhalation powder expired in 2012. Other patents providing similar protection have terms extending into 2020, 2030 and 2031. In addition, patents providing protection for our inhaler and cartridges have terms extending into 2023, 2031 and 2032, and we have method of treatment claims that extend into 2026 and 2029. As and when these different patents expire, AFREZZA could become subject to increased competition. As a consequence, we may not be able to recover our development costs.

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

RISKS RELATED TO OUR COMMON STOCK

Our stock price is volatile.*

The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:

•	the progress and results of our clinical studies;

•	general economic, political or stock market conditions;

•	legislative developments;

•

announcements by us or our competitors concerning clinical study results, acquisitions, strategic alliances, technological innovations, newly approved commercial products, product discontinuations, or other developments;

•	the availability of critical materials used in developing and manufacturing AFREZZA or other product candidates;

•	developments or disputes concerning our patents or proprietary rights;

•	the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals;

•	announcements by us concerning our financial condition or operating performance;

•	changes in securities analysts’ estimates of our financial condition or operating performance;

•	general market conditions and fluctuations for emerging growth and pharmaceutical market sectors;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	the status of any legal proceedings or regulatory matters against or involving us or any of our executive officers and directors;

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

Our Chairman and Chief Executive Officer and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.*

At November 4, 2013, our Chairman and Chief Executive Officer, Alfred E. Mann beneficially owned 42.8% of our outstanding shares of capital stock. By virtue of his holdings, Mr. Mann may be able to continue to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.

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

The future sale of our common stock, the conversion of our senior convertible notes into common stock or the exercise of our warrants for common stock could negatively affect our stock price.*

As of November 4, 2013, we had 357,312,740 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock may decline. Likewise the issuance of additional shares of our common stock upon the conversion of some or all of our senior convertible notes, or upon the exercise of some or all of the warrants we issued in February 2012, could adversely affect the trading price of our common stock. In addition, the existence of these notes and warrants may encourage short selling of our common stock by market participants. Furthermore, if we were to include in a company-initiated registration statement shares held by our stockholders pursuant to the exercise of their registration rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.4(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.5(10)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.6(5)	Amended and Restated Bylaws.

4.1(6)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated November 1, 2006.

4.2(7)	First Supplemental Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated December 12, 2006.

4.3(7)	Form of 3.75% Senior Convertible Note due 2013.

4.4(11)	Form of common stock certificate.

4.5(1)	Registration Rights Agreement, dated October 15, 1998, by and among CTL ImmunoTherapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended.

4.6(8)	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated August 24, 2010.

4.7(8)	Form of 5.75% Senior Convertible Note due 2015.

4.8(9)	Form of Warrant to Purchase Common Stock issued February 8, 2012.

4.9(12)	Form of 9.75% Senior Secured Convertible Promissory Note due 2019.

4.10(12)	Milestone Rights Purchase Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL.

4.11(12)	Guaranty and Security Agreement, dated as of July 1, 2013, by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. and Horizon Santé FLML SÁRL.

4.12(12)	Registration Rights Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P.

10.1(13)	Acknowledgment and Agreement, dated as of October 31, 2013, by and between MannKind and The Mann Group LLC.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350).

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

(1)	Incorporated by reference to MannKind’s registration statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended.
(2)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 9, 2007.
(3)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 2, 2010.
(4)	Incorporated by reference to MannKind’s quarterly report on Form 10-Q (File No. 000-50865), filed with the SEC on August 4, 2011.
(5)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on November 19, 2007.
(6)	Incorporated by reference to MannKind’s registration statement on Form S-3 (File No. 333-138373), filed with the SEC on November 2, 2006.
(7)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on December 12, 2006.
(8)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on August 24, 2010.
(9)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on February 6, 2012.
(10)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on December 24, 2012.
(11)	Incorporated by reference to MannKind’s annual report on Form 10-K (File No. 000-50865), filed with the SEC on March 18, 2013.
(12)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on July 1, 2013.
(13)	Incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on November 4, 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2013	MANNKIND CORPORATION

	By:	/s/ MATTHEW J. PFEFFER
Matthew J. Pfeffer
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)