Form 10-K
period 2013-12-31
MANNKIND CORP
filed 2014-03-03
CIK 899460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☑         No  ☐

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

As of June 28, 2013, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Global Market, was approximately $1,153,987,371.

As of February 17, 2014, there were 377,208,424 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, or the Proxy Statement, for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K.

MANNKIND CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2013

Forward-Looking Statements

Statements in this report that are not strictly historical in nature are forward-looking statements. These statements include, but are not limited to, statements about: the progress or success of our research, development and clinical programs, including the application for and receipt of regulatory clearances and approvals, our efforts to identify and enter into collaborations with pharmaceuticals companies for commercialization of AFREZZA and the timing or success of the commercialization of AFREZZA, if approved, or any other products or therapies that we may develop; our ability to market, commercialize and achieve market acceptance for AFREZZA, or any other products or therapies that we may develop; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; our estimates for future performance; our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing; and scientific studies and the conclusions we draw from them. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements. These statements are only predictions or conclusions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” and elsewhere in this report. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

MannKind Corporation is a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes. In October 2013, we resubmitted a new drug application, or NDA, to the United States Food and Drug Administration, or FDA, seeking approval of our lead product candidate, AFREZZA (insulin human [rDNA origin]) inhalation powder. AFREZZA is an ultra rapid-acting insulin that is intended to improve glycemic control in adults with type 1 or type 2 diabetes. Diabetes is a significant health concern. According to the Centers for Disease Control and Prevention, in the United States in 2011, approximately 25.8 million people had diabetes and if current trends continue, one in three adults in the United States is expected to have diabetes by 2050. Globally, the International Diabetes Federation has estimated that approximately 382.0 million people had diabetes in 2013 and approximately 592.0 million people will have diabetes by 2035.

AFREZZA

AFREZZA is absorbed into the bloodstream more quickly than subcutaneously injected rapid acting insulin analogs and regular human insulin. The time to maximum plasma insulin concentration is 12-15 minutes after administration of AFREZZA compared to 45-90 minutes for rapid acting insulin analogs and 90-150 minutes for regular human insulin. The time action profile of AFREZZA mimics the early phase insulin response observed in healthy normal individuals after a meal, which is characteristically absent in patients with type 2 diabetes.

The AFREZZA inhalation powder is made using a pH-sensitive organic molecule that self-assembles into small particles under acidic conditions. We refer to these particles as Technosphere particles. Certain drugs, such as insulin, can be loaded onto these particles by combining a solution of the drug with a suspension of Technosphere material, which is then dried to powder form. This powder is then filled into plastic cartridges and packaged. To administer AFREZZA inhalation powder, a patient loads a cartridge into our inhaler. By inhaling through this device, air is pulled through the cartridge, which aerosolizes the powder and pulls the particles into the air current and out through the mouthpiece. The individual particles within this aerosol are small and have aerodynamic properties that enable them to fly efficiently deep into the lungs. When the particles contact the moist lung surface with its neutral pH, the Technosphere particles dissolve immediately, releasing the insulin molecules to diffuse across a thin layer of cells into the bloodstream. We believe that the insulin absorption step is a passive process that occurs without any active assistance or enhancement and without disruption of either cell membranes or the tight junctions between cells.

Our early clinical studies utilized our first-generation inhaler, known as MedTone. As part of ongoing development activities, we developed a next generation, or Gen2 inhaler, also known as Dreamboat. Both the MedTone and the Gen2 devices are breath-powered, re-usable, high resistance inhalers that rely on air flow to empty the cartridge and deagglomerate the powder, but the Gen2 inhaler system incorporates cosmetic and technical improvements and removes non-essential elements. The resulting device is smaller and more efficient, can be operated in fewer steps, requires only one inhalation per cartridge, and needs no cleaning because it is replaced after 15 days of use. The same AFREZZA powder is used in both the MedTone and the Gen2 inhaler systems. However, due to the increased efficiency of the Gen2 inhaler, it requires one third less AFREZZA powder to achieve the same therapeutic effect.

In March 2009, we submitted an NDA for AFREZZA to the FDA, in which we sought approval of the product with the MedTone inhaler. In March 2010, we received a Complete Response letter from the FDA that requested additional information about the clinical utility of AFREZZA and about the commercial version of the MedTone inhaler. After meeting with the FDA in June 2010, we determined that the best way to address the agency’s inhaler-related questions was to submit information regarding the bioequivalence of the MedTone inhaler and the Gen2 inhaler, the latter of which had by that time become our preferred device from a clinical and commercial perspective. In June 2010, we submitted to the FDA the available bioequivalency data for the two devices along with additional evidence of efficacy of AFREZZA as part of our response to the 2010 Complete Response letter.

In January 2011, we received a second Complete Response letter in which the FDA requested that we conduct two clinical studies with the Gen2 inhaler (one in patients with type 1 diabetes and one in patients with type 2 diabetes), with at least one trial including a treatment group using the MedTone inhaler in order to obtain a head-to-head comparison of the pulmonary safety data for the two devices.

After confirming the designs of the requested studies with the FDA, we conducted two Phase 3 clinical studies at sites in the United States, Eastern Europe and South America. In August 2013, we released the following results of these Phase 3 clinical studies, both of which met their primary efficacy endpoints and safety objectives.

Phase 3 Studies

Study 171

The first of these studies, Study 171, was an open-label study involving 518 patients with type 1 diabetes on basal/bolus insulin therapy. After a four-week run-in period to optimize their basal insulin, patients entered a 24-week treatment period in which they were randomized in one of three ways:

•	Continuing on subcutaneous insulin aspart in combination with a basal insulin (170 patients);

•	Switching to AFREZZA administered using the Gen2 inhaler in combination with their basal insulin (174 patients); or

•	Switching to AFREZZA administered using the MedTone inhaler in combination with their basal insulin (174 patients).

The treatment period consisted of 12 weeks of prandial, or mealtime, insulin optimization with continued basal titration followed by a 12-week period during which subjects maintained stable doses of insulin (prandial and basal). There was also a follow-up visit four weeks after completion of the treatment period.

Over the 24-week treatment period of this study, glycosylated hemoglobin, or HbA1c, levels decreased comparably in the AFREZZA-Gen2 group (-0.21%) and the insulin aspart group (-0.40%). HbA1c levels are a measure of average blood glucose. The 95% confidence interval (0.02% to 0.36%) of the between-group difference did not exceed the predetermined threshold of 0.40%, thereby establishing non-inferiority between AFREZZA-Gen2 and insulin aspart, which was the primary endpoint of the study.

There was a significant difference in fasting blood glucose, or FBG, levels in the AFREZZA-Gen2 group compared to the insulin aspart group. In the AFREZZA-Gen2 group, mean FBG levels decreased by 25.3 mg/dL by the end of the treatment period whereas the insulin aspart group experienced an increase of 10.2 mg/dL in FBG levels over the same period (p=0.0027). After the four-week follow-up period, during which all patients received insulin aspart and a basal insulin, there was no longer any difference in FBG levels between the treatment groups, demonstrating that this effect on FBG levels was attributable to AFREZZA therapy.

Significantly less total hypoglycemia was observed in the AFREZZA-Gen2 group (9.80 events per subject-month) compared to the insulin aspart group (13.97 events per subject-month; p<0.0001). The event rate of severe hypoglycemia was also lower in the AFREZZA-Gen2 group (8.05 events per 100 subject-months) than in the insulin aspart group (14.45 events per 100 subject-months); however, this difference was not statistically significant (p=0.1022).

The proportion of subjects achieving A1c target levels ≤7.0% or ≤6.5% at the end of the 24-week treatment period was less in the AFREZZA-Gen2 group than in the insulin aspart group; however, among patients who achieved A1c levels ≤7.0% and ≤6.5% at the end of the 24-week treatment period, the event rates for overall hypoglycemia (mild, moderate and severe) were all significantly lower in the AFREZZA-Gen2 group than in the insulin aspart group.

There was also a significant difference in weight outcomes. Patients in the AFREZZA-Gen2 group lost an average of 0.39 kg over the treatment period compared to an average gain of 0.93 kg in the insulin aspart group (p=0.0102).

The main safety objective of this study was to compare changes in FEV1 (forced expiratory volume in one second) from randomization to week 24 between the AFREZZA-Gen2 and AFREZZA-MedTone groups. Over this period, there was an insignificant difference of 0.01 L in mean change in FEV1 between the two AFREZZA groups (p=0.5364). Over the same 24-week treatment period, the decrease in FEV1 seen in the AFREZZA-Gen2 group was slightly greater than that seen in the aspart group (0.03 L). After cessation of the treatment period, FEV1 values in both AFREZZA groups increased, so that by the follow-up visit at week 28 there were virtually no differences in FEV1 among the three treatment groups.

In general, treatment with AFREZZA was well tolerated over 24 weeks by subjects with type 1 diabetes. The incidence of serious adverse events related to study drug was similar in the AFREZZA-Gen2 (2.3%), AFREZZA-MedTone (2.9%) and insulin aspart (1.8%) groups. There were no serious cardiovascular events reported in this study. The most common drug-related adverse event was cough, reported by 30.5% of AFREZZA-Gen2 patients, 20.8% of AFREZZA-MedTone patients and 0% of insulin aspart patients. Cough was predominantly dry, intermittent, and usually occurred within 10 minutes of inhalation. The incidence of cough was highest during the first week of the treatment period and diminished quickly thereafter. The discontinuation rate due to cough was low (AFREZZA-Gen2: 5.7%; AFREZZA-MedTone: 2.9%; insulin aspart: 0%).

Study 175

Study 175 was a double-blind, placebo-controlled study involving 353 patients with type 2 diabetes whose disease was inadequately controlled on metformin with or without a second or third oral medication. After a six-week run-in period during which all patients received dietary counseling and initiated blood glucose monitoring while continuing their oral medications, patients entered a 24-week treatment period in which they were randomized to one of two groups where, in addition to their oral medication, they received either:

•	AFREZZA inhalation powder, administered using the Gen2 inhaler (177 patients); or

•	Technosphere inhalation powder (placebo), administered using the Gen2 inhaler (176 patients).

The treatment period consisted of 12 weeks of prandial insulin titration followed by 12 weeks of relatively stable dosing. Subjects could not adjust or alter the doses of their oral medications during the study without discussion between the principal investigator and the medical monitor. There was also a safety follow-up visit four weeks after completion of the treatment period, during which all subjects returned to oral therapy only.

The primary endpoint of the study was the mean change in HbA1c levels from baseline to week 24 between the two groups. Over the 24-week treatment period, mean HbA1c levels decreased by 0.82% in the AFREZZA group compared to a decrease of 0.42% in the comparator oral-therapy group. The between-group difference in change in mean HbA1c levels was statistically significant (p<0.0001), thereby establishing the superiority of AFREZZA over the comparator oral-therapy treatment.

A significantly greater percentage of patients in the AFREZZA group reached specified HbA1c target levels than in the comparator oral-therapy group. After 24 weeks of treatment, 37.7% of patients in the AFREZZA group achieved A1c levels below 7.0% compared to only 19.0% of patients in the comparator oral-therapy group (p=0.0005), and 15.9% of patients in the AFREZZA group achieved A1c levels below 6.5% compared to only 4.2% of the patients receiving only oral therapy (p=0.0021).

During the treatment period, postprandial glucose excursions were reduced in the AFREZZA group compared to those in the comparator oral-therapy group. By week 24, mean blood glucose levels did not exceed 170.2 mg/dL postprandially in the AFREZZA group whereas mean blood glucose levels reached as high as 194.7 mg/dL postprandially in the comparator oral-therapy group.

Over the treatment period, mean fasting blood glucose levels decreased moderately in the AFREZZA group by 11.2 mg/dL compared to a decrease of 3.8 mg/dL in the comparator oral-therapy group. This difference was not statistically significant (p=0.1698).

Patients in the AFREZZA group gained an average of 0.49 kg over the treatment period compared to an average loss of 1.13 kg by patients in the comparator oral-therapy group (p<0.0001).

As expected, the incidence of mild and moderate hypoglycemia was higher in the AFREZZA group (67.2% of patients) compared to the comparator oral-therapy group (30.1% of patients; p<0.0001). However, there was not a significant difference in the incidence of severe hypoglycemia, which was reported in nine (5.1%) AFREZZA patients compared to three (1.7%) oral-therapy patients (p=0.0943).

In general, treatment with AFREZZA was well tolerated over 24 weeks by subjects with type 2 diabetes. The incidence of serious adverse events was lower in the AFREZZA group (2.8%) compared to the comparator oral-therapy group (5.1%). The incidence of serious cardiovascular events was low overall and balanced between the groups (AFREZZA: 2 events; oral therapy: 3 events). Similarly, the incidence of adverse events resulting in discontinuation was low overall and balanced between the treatment groups (AFREZZA: 4.0%; oral therapy: 5.1%). The most common adverse event was cough, occurring with comparable incidence in both the AFREZZA (23.7%) group and the oral therapy (19.9%) group (who were also taking a placebo powder). Cough was predominantly dry, intermittent, and usually occurred within 10 minutes of inhalation. The incidence of cough in both treatment groups was highest during the first week of the treatment period and diminished thereafter.

Since the release of these preliminary results, we have subjected the data from studies 171 and 175 to further analysis. Our intention is to present detailed results from both studies at a major scientific meeting in the first half of 2014 and to submit study reports for publication in peer-reviewed journals.

Regulatory Status

In October 2013, we submitted the full results of these studies to the FDA as an amendment to our AFREZZA NDA. The Endocrinologic and Metabolic Drugs Advisory Committee of the FDA is scheduled to discuss our NDA on April 1, 2014. The target date for the FDA to complete its review of the AFREZZA NDA is April 15, 2014. However, the data collected from these clinical studies may not be sufficient to support FDA approval. Moreover, there can be no assurance that we will satisfy all of the FDA’s requirements for approval of AFREZZA. The FDA could also request that we conduct additional clinical studies in order to provide sufficient data for approval of AFREZZA.

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

Prior to the receipt of the Complete Response letters relating to AFREZZA, we had additional development programs aimed at developing products for treating different forms of cancer, some of which have since been out-licensed. During 2013, we conducted a limited amount of research with respect to our remaining oncology programs. Given our current resource constraints, we do not expect to allocate any significant funds to oncology product development activities in the near future.

OUR STRATEGY

The following are key elements of our strategy:

Gain FDA approval of AFREZZA. We resubmitted the full results of our completed studies to the FDA as an amendment to our AFREZZA NDA in October 2013. The target date for the FDA to complete its review of the AFREZZA NDA is April 15, 2014.

Seek a development and commercialization partner for AFREZZA. We are pursuing potential collaboration opportunities with large pharmaceutical companies in the United States, Europe and elsewhere to provide the financial and operational resources to develop, commercialize, market and sell AFREZZA. We have not yet licensed or transferred any of our rights to this product or to our platform technology.

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

SALES AND MARKETING

Our efforts to date have been directed at developing pharmaceutical products for a number of different markets. We currently have no sales or distribution capabilities and have no experience as a company in marketing or selling pharmaceutical products. However, we have built a small marketing team and are engaged in the planning and market research activities that we believe would typically be undertaken to support the late-stage development of a pharmaceutical product.

In order to commercially market our product candidates, we would either need to develop an internal sales team and continue to expand our marketing infrastructure or collaborate with third parties who have greater sales and marketing capabilities and have access to potentially large markets. To date, we have retained worldwide commercialization rights for all of our Technosphere-based product candidates, including AFREZZA. We intend to pursue potential collaboration opportunities to assist us in the commercialization of AFREZZA in the United States and other major markets.

To date, we have viewed our operations and managed our business as one segment operating in the United States.

MANUFACTURING AND SUPPLY

We formulate and fill the AFREZZA inhalation powder into plastic cartridges and blister package the cartridges in our Danbury, Connecticut facility. We believe that our Danbury facility has enough capacity to satisfy the initial commercial demand for AFREZZA, if approved, although the facility includes expansion space that can allow production capacity to be increased based on anticipated needs during the initial years of commercialization. The quality management systems of our facility were certified to be in conformance with the ISO 13485 and ISO 9001 standards. Our facility has been inspected twice by the FDA, once for a pre-approval inspection in the fall of 2009 and once for an annual inspection in May 2013. The FDA may conduct additional inspections of our facility.

Currently, our insulin inventory is from two sources. Between November 2007 and July 2011, we received a quantity of insulin pursuant to an insulin supply agreement with N.V. Organon, a subsidiary of Merck & Co., Inc., or the Supply Agreement. In June 2009, we acquired a quantity of bulk insulin from Pfizer Manufacturing Frankfurt GmbH, a subsidiary of Pfizer Inc., as well as Pfizer’s rights under a license to manufacture insulin for pulmonary delivery. In addition, we acquired an option to purchase from Pfizer additional insulin inventory, in whole or in part, at a specified price, to the extent it remains available. Once we have used our existing supply of insulin, we will need to secure additional insulin from market sources.

The contract manufacturer that has been producing our clinical supplies of the Gen2 inhaler and the corresponding cartridges has performed qualification of the various cartridge and inhaler molds for commercial purposes. We may also seek to qualify an additional vendor.

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

Our Technosphere drug delivery platform, including AFREZZA, enjoys patent protection relating to the particles, their manufacture, and their use for pulmonary delivery of drugs. We have additional patent coverage relating to the treatment of diabetes using AFREZZA. We have been granted patent coverage for our inhaler and cartridges in the form in which we expect our insulin product to be sold to the consumer, if and when approved by the FDA. We have additional pending patent applications, and expect to file further applications, relating to the drug delivery platform, methods of manufacture, the AFREZZA product and its use, and other Technosphere-based products, inhalers and inhaler cartridges. Overall, AFREZZA is protected by over 220 issued patents, and we also have over 300 pending applications in the United States and selected jurisdictions around the world that may provide additional protection if and when they are allowed. These include composition and inhaler and cartridge patents providing protection for AFREZZA with various expiration dates, the longer-lived of which will not expire until between 2029 and 2032. In addition, we have certain method of treatment claims that have terms extending into 2026 and 2029.

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

Although we own a number of domestic and foreign patents and patent applications relating to our Technosphere-based investigational products, we have identified certain third-party patents having claims relating to pulmonary insulin delivery that may trigger an allegation of infringement upon the commercial manufacture and sale of AFREZZA. We believe that we are not infringing any valid claims of any patent owned by a third party. However, if a court were to determine that our inhaled insulin product was infringing any of these patent rights, we would have to establish with the court that these patents were invalid in order to avoid legal liability for infringement of these patents. Proving patent invalidity can be difficult because issued patents are presumed valid. Therefore, in the event that we are unable to prevail in an infringement or invalidity action we will either have to acquire the third-party patents outright or seek a royalty-bearing license. Royalty-bearing licenses effectively increase costs and therefore may materially affect product profitability. Furthermore, if the patent holder refuses to either assign or license us the infringed patents, it may be necessary to cease manufacturing the product entirely and/or design around the patents. In either event, our business would be harmed and our profitability could be materially adversely impacted. If third parties file patent applications, or are issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the United States Patent and Trademark Office, or USPTO, to determine priority of invention. We may also be required to participate in interference proceedings involving our issued patents.

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

Rapid-acting (Injected) Insulin

Currently, there is no approved insulin product that is absorbed into the bloodstream as rapidly as AFREZZA, i.e., reaching peak levels within 12 to 15 minutes after administration. There are several formulations of “rapid-acting” insulin analogs that reach peak insulin levels within 45 to 90 minutes after injection. The principal products in this category are insulin lispro, which is marketed by Eli Lilly & Company, or Lilly; insulin aspart, which is marketed by Novo Nordisk A/S, or Novo Nordisk; and insulin glulisine, which is marketed by Sanofi.

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

Novo Nordisk is conducting Phase 3 clinical studies of NN1218, an insulin analog that is intended to provide faster onset of action than aspart.

Biodel, Inc. has conducted a Phase 2 clinical trial of BIOD-123, a formulation of human insulin with certain excipients that increase the rate of absorption following injection.

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

In August 2013, Dance Biopharm, Inc. announced that it had conducted a Phase 1/2 clinical study of an inhaled insulin product that utilizes a liquid formulation of human insulin, dispensed through a handheld electronic aerosol device.

Non-insulin Medications

We expect that AFREZZA, if approved, will compete with currently available non-insulin medication products for type 2 diabetes. These products include the following:

•	GLP-1 agonists, such as exenatide or liraglutide, which mimic a naturally occurring hormone that stimulates the pancreas to secrete insulin when blood glucose levels are high.

•	Inhibitors of dipeptidyl peptidase IV, such as sitagliptin or saxagliptin, are a class of drugs that work by blocking the enzyme that normally degrades GLP-1.

•	Sulfonylureas and meglitinides, which are classes of drugs that act on the pancreatic cells to stimulate the secretion of insulin.

•	Thiazolidinediones, such as pioglitizone, and biguanides, such as metformin, which lower blood glucose by improving the sensitivity of cells to insulin, or diminishing insulin resistance.

•	Alpha-glucosidase inhibitors, which lower the amount of glucose absorbed from the intestines, thereby reducing the rise in blood glucose that occurs after a meal.

•	SGLT-2 inhibitors, such as dapagliflozin and canagliflozin, are a new class of medications that lower blood glucose by increasing glucose excretion in urine.

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

In its review of an NDA, the FDA may also convene an advisory committee of external experts to provide input on certain review issues relating to risk, benefit and interpretation of clinical trial data. The FDA may delay approval of an NDA if applicable regulatory criteria are not satisfied and/or the FDA requires additional testing or information. Before approving an NDA, the FDA may inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with cGMPs and will also inspect clinical trial sites for integrity of data supporting safety and efficacy. The FDA will issue either an approval of the NDA or a Complete Response Letter, detailing the deficiencies and information required in order for reconsideration of the NDA.

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

Healthcare Regulatory and Pharmaceutical Pricing

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

The United States and some foreign jurisdictions have enacted or are considering a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including, most recently, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, enacted in March 2010. The Physician Payments Sunshine Act within the PPACA, and its implementing regulations, require certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to repot annually certain ownership and investment interests held by physicians and their immediate family members.

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates” — independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Also, many states have similar healthcare statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, that apply regardless of the payer. Additional state laws require pharmaceutical companies to implement a comprehensive compliance program and/or limit expenditure for, or payments to, individual medical or health professionals.

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

RESEARCH AND DEVELOPMENT EXPENSES; LONG-LIVED ASSETS

A significant portion of our operating expenses relates to research and development. Our research and development expenses totaled $100.0 million, $101.5 million and $109.7 million for the years ended December 31, 2011, 2012 and 2013, respectively.

Our long-lived assets located in the United States totaled $193.0 million, $184.0 million and $176.6 million as of December 31, 2011, 2012 and 2013, respectively.

EMPLOYEES

As of December 31, 2013, we had 265 full-time employees. Nine of these employees were engaged in basic research and development, 113 in manufacturing, 79 in clinical research and development, regulatory affairs and quality assurance and 64 in administration, finance, management, information systems, marketing, corporate development and human resources. Thirty-six of these employees had a Ph.D. degree and/or M.D. degree and were engaged in activities relating to research and development, manufacturing, quality assurance or business development.

None of our employees are subject to a collective bargaining agreement. We believe relations with our employees are good.

CORPORATE INFORMATION

We were incorporated in the State of Delaware on February 14, 1991. Our principal executive offices are located at 28903 North Avenue Paine, Valencia, California 91355, and our telephone number at that address is (661) 775-5300. MannKind Corporation and the MannKind Corporation logo are our service marks. Our website address is http://www.mannkindcorp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the

Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.

RECENT EVENTS

On February 28, 2014, we amended our existing facility agreement dated July 1, 2013, or the Facility Agreement, with Deerfield Private Design Fund II, L.P., or Deerfield Private Design Fund, and Deerfield Private Design International II, L.P., referred to collectively as Deerfield, to provide for the issuance of tranche B notes to Deerfield in a maximum aggregate principal amount equal to (x) if the FDA approves the NDA for AFFREZZA and Deerfield purchases the fourth tranche of 9.75% Senior Convertible Notes due 2019, or 2019 notes, originally issuable pursuant to the Facility Agreement, 150% of the aggregate principal amount of 2019 notes that Deerfield has converted into our common stock on and after the effective date of the amendment, up to $90.0 million, and (y) otherwise, 33.33% of the aggregate principal amount of 2019 notes that Deerfield has converted into our common stock on and after the effective date of the amendment, up to $20.0 million, in each case subject to the satisfaction of certain other conditions. Any tranche B notes, if and when issued, would bear interest at the rate of 9.75% per year, subject to reduction to 8.75% if we enter into a collaboration with a third party to commercialize AFFREZZA, on the outstanding principal amount, payable in cash quarterly in arrears on the last business day of December, March, June and September of each year. We are required to repay 25% of the original principal amount of any tranche B notes on the third, fourth, fifth and sixth anniversaries of the applicable issue dates of such notes, provided that the entire outstanding principal amount of all tranche B notes will become due and payable no later than December 31, 2019. The tranche B notes will be prepayable without penalty or premium commencing two years after issuance thereof.

In addition, pursuant to the amendment, the outstanding 2019 notes held by Deerfield were amended and restated such that Deerfield may, subject to certain limitations, convert up to an additional $60.0 million principal amount under such 2019 notes into common stock after the effective date of the amendment, at a minimum conversion price of $5.00 per share unless we otherwise consent. We also agreed to register for resale up to 12,000,000 shares of common stock issuable upon conversion of the outstanding 2019 notes, as amended and restated, as of the date of the amendment.

On March 3, 2014, we entered into two At-The-Market Issuance Sales Agreements, or the ATM Agreements, one with MLV & Co. LLC, or MLV, and one with Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.), or Brinson Patrick, pursuant to which we may issue and sell our common stock having aggregate sales proceeds of up to $50.0 million from time to time through MLV or Brinson Patrick, acting as our sales agents. We currently anticipate that all or substantially all sales of common stock under the ATM Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. We have not yet sold or issued any shares of our common stock under the ATM Agreements.

For additional information relating to these recent events, see Section 9B of Part II of this Annual Report on Form 10-K.

SCIENTIFIC ADVISORS

We seek advice from a number of leading scientists and physicians on scientific, technical and medical matters. These advisors are leading scientists in the areas of pharmacology, chemistry, immunology and biology. Our scientific advisors are consulted regularly to assess, among other things:

•	our research and development programs;

•	the design and implementation of our clinical programs;

•	our patent and publication strategies;

•	market opportunities from a clinical perspective;

•	new technologies relevant to our research and development programs; and

•	specific scientific and technical issues relevant to our business.

Our diabetes program has been supported by the following scientific advisors (and their primary affiliations):

Name	Primary Affiliation
Geremia Bolli	University of Perugia
Steven Edelman, MD	University of California, San Diego
Brian Frier, MD, FECP, BS	Edinburgh Royal Infirmary
Lois Jovanovic, MD	Sansum Medical Research Institute
Mark Peyrot, MD	Loyola College Center
Daniel Porte, MD	University of California, San Diego
Julio Rosenstock, MD	Dallas Diabetes and Endocrinology Center
Jay Skyler, MD, MACP	University of Miami, Diabetes Research Institute

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth our current executive officers and their ages as of December 31, 2013:

Name	Age	Position(s)
Alfred E. Mann	88	Chairman of the Board of Directors and Chief Executive Officer
Hakan S. Edstrom	63	President, Chief Operating Officer and Director
Matthew J. Pfeffer	56	Corporate Vice President and Chief Financial Officer
Juergen A. Martens, Ph.D.	58	Corporate Vice President, Technical Operations and Chief Technical Officer
Diane M. Palumbo	60	Corporate Vice President, Human Resources
David B. Thomson, Ph.D., J.D. .	47	Corporate Vice President, General Counsel and Secretary

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

In August 2013, we released the results of two Phase 3 clinical studies of AFREZZA, both of which met their primary efficacy endpoints and safety objectives.

In October 2013, we submitted the full results of these studies to the FDA as an amendment to our AFREZZA NDA. The Endocrinologic and Metabolic Drugs Advisory Committee of the FDA is scheduled to discuss our NDA on April 1, 2014. The target date for the FDA to complete its review of the AFREZZA NDA is April 15, 2014. However, the data collected from these clinical studies may not be sufficient to support FDA approval. Moreover, there can be no assurance that we will satisfy all of the FDA’s requirements for approval of AFREZZA. The FDA could also request that we conduct additional clinical studies in order to provide sufficient data for approval of AFREZZA. There can be no assurance that we will obtain approval of the NDA in a timely manner, or at all.

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

We have never been profitable or generated positive cash flow from operations and, as of December 31, 2013, we had incurred a cumulative net loss of $2.3 billion. The cumulative net loss has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical studies, seek regulatory approvals and market our product candidates, including AFREZZA. This cumulative net loss may increase significantly as we continue development and clinical study efforts. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of December 31, 2013, we had a stockholders’ deficit of $30.7 million. Our ability to achieve and sustain positive cash flow from operations and profitability depends upon obtaining regulatory approvals for and successfully commercializing AFREZZA, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates, and we may not receive them. We may not generate positive cash flow from operations or be profitable even if we succeed in commercializing any of our product candidates. As a result, we cannot be sure when we will generate positive cash flow from operations or become profitable, if at all.

We will be required to raise additional capital to fund our operations, and our inability to do so could raise substantial doubt about our ability to continue as a going concern.

Based on our current expectations, we believe that our existing capital resources will enable us to continue planned operations at least into the third quarter of 2014. We cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. We will need to raise additional funds, through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales, through additional borrowings from The Mann Group, or other means, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. It may be difficult for us to raise additional funds on favorable terms, or at all. As of December 31, 2013, we had a stockholders’ deficit of $30.7 million which may raise concerns about our solvency and affect our ability to raise additional capital. The amount of additional funds we need will depend on a number of factors, including:

•	the election of any or all of the holders of our 5.75% senior convertible notes due 2015, or the 2015 notes, to require us to repay or repurchase such notes if and when required;

•	our ability to refinance existing indebtedness, including indebtedness under the 2015 notes which mature in August 2015;

•

the satisfaction of the conditions to the sale and purchase of 2019 notes and/or tranche B notes under the Facility Agreement, or failing the satisfaction of such conditions, whether Deerfield chooses to waive satisfaction of such conditions and purchase additional 2019 notes and/or tranche B notes;

•	the extent to which the 2015 notes or 2019 notes are converted into shares of our common stock;

•	rate of progress and costs of our clinical studies and research and development activities, including costs of procuring clinical materials and operating our manufacturing facilities;

•

our obligation to make milestone payments pursuant to the milestone rights, or the Milestone Rights, issued to the Deerfield Private Design Fund and Horizon Santé FLML SÁRL, referred to collectively as the Milestone Purchasers pursuant to our Milestone Rights Purchase Agreement dated July 1, 2013, or the Milestone Agreement;

•	our success in establishing strategic business collaborations or other sales or licensing of assets, and the timing and amount of any payments we might receive from any such transactions;

•	the costs of preparing applications for regulatory approvals for our product candidates, including AFREZZA, either ourselves or with any commercialization partner;

•	actions taken by the FDA and other regulatory authorities affecting our product candidates and competitive products;

•	our degree of success in commercializing AFREZZA assuming receipt of required regulatory approvals;

•	the emergence of competing technologies and products and other market developments;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;

•	the level of our legal expenses;

•	the costs associated with litigation; and

•	the costs of discontinuing projects and technologies, and/or decommissioning existing facilities, if we undertake any such activities.

We have raised capital in the past through the sale of equity and debt securities. We may in the future pursue the sale of additional equity and/or debt securities, including sales of our common stock through the ATM Agreements, or the establishment of other funding facilities including asset based borrowings. There can be no assurances, however, that we will be able to raise additional capital on acceptable terms, or at all. Issuances of additional debt or equity securities or the conversion of any of our currently outstanding convertible debt securities into shares of our common stock or the exercise of our currently outstanding warrants for shares of our common stock could impact the rights of the holders of our common stock and may dilute their ownership percentage. Moreover, the establishment of other funding facilities may impose restrictions on our operations. These restrictions could include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing or sale of certain intellectual property and other assets. We cannot offer assurances, however, that any strategic collaborations, sales of securities or sales or licenses of assets will be available to us on a timely basis or on acceptable terms, if at all. We may be required to enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such relationships may not be on terms as commercially favorable to us as might otherwise be the case.

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

We have a substantial amount of debt pursuant to our 2015 notes and 2019 notes and may be unable to make required payments of interest and principal as they become due.

As of December 31, 2013, we had $213.5 million of outstanding debt pursuant to our 2015 notes and 2019 notes, consisting of:

•	$100.0 million principal amount of 2015 notes bearing interest at 5.75% per annum and maturing on August 15, 2015; and

•	$113.5 million principal amount of 2019 notes bearing interest at 9.75% per annum and maturing between 2016 and December 31, 2019.

In addition, pursuant to the Facility Agreement, we may issue up to $40.0 million principal amount of additional 2019 notes subject to receipt of approval of AFREZZA from the FDA prior to December 30, 2014 and, pursuant to the February 28, 2014 amendment to the Facility Agreement, tranche B notes in a maximum principal amount equal to (x) if the FDA approves the NDA for AFFREZZA and Deerfield purchases the fourth tranche of 2019 notes, 150% of the aggregate principal amount of the 2019 notes that Deerfield has converted into our common stock on and after the effective date of the amendment to the Facility Agreement, up to $90.0 million, and (y) otherwise, 33.33% of the aggregate principal amount of the 2019 notes that Deerfield has converted into our common stock on and after the effective date of the amendment of the Facility Agreement, up to $20.0 million, in each case subject to the satisfaction of certain other conditions. There can be no assurance that we will have sufficient resources to make any required repayments of principal under the 2015 notes, 2019 notes or, if issued, tranche B notes when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2015 notes, or certain Major Transactions as defined in the Facility Agreement in respect of the 2019 notes and, if issued, tranche B notes, each holder of the applicable notes will have the option to require us to repurchase all or any portion of such holder’s notes at a repurchase price of 100% of the principal amount of such notes to be repurchased plus accrued and unpaid interest, if any. The 2015 notes bear interest at the rate of 5.75% per year on the outstanding principal amount, payable in cash semiannually in arrears on February 15 and August 15 of each year, and the 2019 notes bear interest at the rate of 9.75% per year on the outstanding principal amount, payable in cash quarterly in arrears on the last business day of December, March, June and September of each year. Any tranche B notes, if and when issued, would bear interest at the rate of 9.75% per year, subject to reduction to 8.75% if we enter into a collaboration with a third party to commercialize AFFREZZA, on the outstanding principal amount, payable in cash quarterly in arrears on the last business day of December, March, June and September of each year. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2015 notes, 2019 notes or, if issued, tranche B notes, or if we fail to repay or repurchase the 2015 notes, 2019 notes or, if issued, tranche B notes, when required, we will be in default under the indenture or other applicable instrument for such note(s), and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

Our agreements with Deerfield relating to our 2019 notes, tranche B notes and the Milestone Rights contain covenants that we may not be able to meet and place restrictions on our operating and financial flexibility.

Our indebtedness under the Facility Agreement, including any indebtedness under the 2019 notes and any future indebtedness we incur as the result of our sale of additional 2019 notes and/or tranche B notes is secured by substantially all of our assets, including our intellectual property, accounts receivables, equipment, general intangibles, inventory (including the insulin inventory) and investment property, and all of the proceeds and products of the foregoing. Our obligations under the Facility Agreement and the Milestone Agreement are also secured by certain mortgages on our facilities in Danbury, Connecticut and Valencia, California.

The Facility Agreement includes customary representations, warranties and covenants by us, including restrictions on our ability to incur additional indebtedness, grant certain liens, engage in certain mergers and acquisitions, make certain distributions and make certain voluntary prepayments. Events of default under the Facility Agreement include: our failure to timely make payments due under the 2019 notes or the tranche B notes; inaccuracies in our representations and warranties to Deerfield; our failure to comply with any of our covenants under any of the Facility Agreement, Milestone Agreement or certain other related security agreements and documents entered into in connection with the Facility Agreement, subject to a cure period with respect to most covenants; our insolvency or the occurrence of certain bankruptcy-related events; certain judgments against us; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on our business; the acceleration of a specified amount of our indebtedness; our cash and cash equivalents, including amounts available to us under our loan arrangement with The Mann Group, falling below $25.0 million as of the last day of any fiscal quarter; our failure to timely deliver any shares issuable upon conversion of the 2019 notes; and our failure to cause the shares issuable upon conversion of the 2019 notes to be freely tradable within certain agreed upon timeframes. If one or more events of default under the Facility Agreement occurs and continues beyond any applicable cure period, the holders of the 2019 notes and tranche B notes may declare all or any portion of the 2019 notes and tranche B notes to be immediately due and payable. The Milestone Agreement includes customary representations and warranties and covenants by us, including restrictions on transfers of intellectual property related to AFREZZA. The milestones are subject to acceleration in the event we transfer our intellectual property related to AFREZZA in violation of the terms of the Milestone Agreement.

There can be no assurance that we will be able to comply with the covenants under any of the foregoing agreements, and we cannot predict whether the holders of the 2019 notes or tranche B notes would demand repayment of the outstanding balance of the 2019 notes or tranche B notes or exercise any other remedies available to such holders if we were unable to comply with these covenants. The covenants and restrictions contained in the foregoing agreements could significantly limit our ability to respond to changes in our business or competitive activities or take advantage of business opportunities that may create value for our stockholders. In addition, our inability to meet or otherwise comply with the covenants under these agreements could have an adverse impact on our financial position and results of operations and could result in an event of default under the terms of our other indebtedness, including our indebtedness under the 2015 notes. In the event of certain future defaults under the foregoing agreements for which we are not able to obtain waivers, the holders of the 2015 notes, 2019 notes and tranche B notes may accelerate all of our repayment obligations, and, with respect to the 2019 notes and tranche B notes, take control of our pledged assets, potentially requiring us to renegotiate the terms of our indebtedness on terms less favorable to us, or to immediately cease operations.

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

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical studies and the submission of regulatory filings. From time to time, we publicly announce the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of the achievement of these milestones can vary dramatically from our estimates, in many cases for reasons beyond our control, depending on numerous factors, including:

•	the rate of progress, costs and results of our clinical studies and research and development activities;

•	our ability to identify and enroll patients who meet clinical study eligibility criteria;

•	our ability to access sufficient, reliable and affordable supplies of components used in the manufacture of our product candidates, including insulin and other materials for AFREZZA;

•	the costs of expanding and maintaining manufacturing operations, as necessary;

•	the extent to which our clinical studies compete for clinical sites and eligible subjects with clinical studies sponsored by other companies;

•	our ability to enter into sales and marketing collaborations for AFREZZA; and

•	actions by regulators.

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

We also expect to face competition from universities and other non-profit research organizations. These institutions carry out a significant amount of research and development in the areas of diabetes and cancer. These institutions are becoming increasingly aware of the commercial value of their findings and are more active in seeking patent and other proprietary rights as well as licensing revenues.

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

Continued testing of our product candidates, including AFREZZA, may not yield successful results, and even if it does, we may still be unable to commercialize our product candidates.

Our research and development programs are designed to test the safety and efficacy of our product candidates through extensive nonclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of any of our product candidates, including the following:

•

safety and efficacy results obtained in our nonclinical and early clinical testing may be inconclusive or may not be predictive of results that we may obtain in our future clinical studies or following long-term use, and we may as a result be forced to stop developing a product candidate;

•

the analysis of data collected from clinical studies of our product candidates may not reach the statistical significance necessary, or otherwise be sufficient to support FDA or other regulatory approval for the claimed indications;

•	after reviewing preclinical and/or clinical data, we or any potential collaborators may abandon projects that we previously believed were promising; and

•	our product candidates may not produce the desired effects or may result in adverse health effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

Forecasts about the effects of the use of drugs, including AFREZZA, over terms longer than the clinical studies or in much larger populations may not be consistent with the clinical results. If use of a drug results in adverse health effects or reduced efficacy or both, the FDA or other regulatory agencies may terminate our ability to market and sell the drug, may narrow the approved indications for use or otherwise require restrictive product labeling or marketing, or may require further clinical studies, which may be time-consuming and expensive and may not produce favorable results.

As a result of any of these events, we, any collaborator, the FDA, or any other regulatory authorities, may suspend or terminate clinical studies or marketing of the drug at any time. Any suspension or termination of our clinical studies or marketing activities may harm our business and results of operations and the market price of our common stock may decline.

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

We use our Danbury, Connecticut facility to formulate AFREZZA inhalation powder, fill plastic cartridges with the powder, package the cartridges in blister packs, and place the blister packs into foil pouches. We will utilize a contract packager to do the final kitting and cartoning of foil pouched blisters containing cartridges, as well as inhalers and the package insert. Although the Danbury facility has been qualified and undergone two inspections by the FDA, our facility may need to undergo further inspection before we can distribute AFREZZA commercially. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. If we engage a third-party manufacturer, we would need to transfer our technology to that third-party manufacturer and gain FDA approval, potentially causing delays in product delivery. In addition, our third-party manufacturer may not perform as agreed or may terminate its agreement with us.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the healthcare industry. Among the provisions of PPACA of importance to our potential product candidates are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

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

•

new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any “payments or transfers of value” made or distributed to prescribers, teaching hospitals and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with reporting to the Centers for Medicare & Medicaid Services, or CMS, required by March 31, 2014 and by the 90th day of each subsequent calendar year;

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

RISKS RELATED TO REGULATORY APPROVALS

Our product candidates must undergo costly and time-consuming rigorous nonclinical and clinical testing and we must obtain regulatory approval prior to the sale and marketing of any product. The results of this testing or issues that develop in the review and approval by a regulatory agency may subject us to unanticipated delays or prevent us from marketing any products.

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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We are not aware of any precedent for the successful commercialization of products based on our technology. In January 2006, the FDA approved the first pulmonary insulin product, Exubera. This approval has had an impact on, and notwithstanding the voluntary withdrawal of the product from the market by its manufacturer could still impact, the development and registration of AFREZZA in different ways. For example, Exubera may be used as a reference for safety and efficacy evaluations of AFREZZA, and the approval standards set for Exubera may be applied to other inhaled insulin products that follow, including AFREZZA.

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

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted, subjected to post-grant challenge, and may also affect patent litigation. The United States Patent and Trademark Office, or USPTO is continuing to develop regulations and procedures to govern administration of the Leahy-Smith Act, and while all of the substantive changes to patent law associated with the Leahy-Smith Act have become effective, many changes have only recently become effective. Moreover there will be a transitional period of many years during which some applications may be eligible for prosecution under the previous rules. There are many ambiguities in this new law and how the courts will interpret it cannot be predicted with confidence. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

•	the conversion of any of our 2015 notes or 2019 notes into shares of our common stock; and

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

At February 17, 2014, our Chairman and Chief Executive Officer, Alfred E. Mann beneficially owned 40.6% of our outstanding shares of capital stock. By virtue of his holdings, Mr. Mann may be able to continue to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.

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

As of February 17, 2014, we had 377,208,424 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock may decline. Likewise the issuance of additional shares of our common stock upon the conversion of some or all of our senior convertible notes, or upon the exercise of some or all of the warrants we issued in February 2012, could adversely affect the trading price of our common stock. In addition, the existence of these notes and warrants may encourage short selling of our common stock by market participants. Furthermore, if we were to include in a company-initiated registration statement shares held by our stockholders pursuant to the exercise of their registration rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

In addition, we will need to raise substantial additional capital in the future to fund our operations. If we raise additional funds by issuing equity securities, including through the ATM Agreements, or additional convertible debt, the market price of our common stock may decline and our existing stockholders may experience significant dilution.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In 2001, we acquired a facility in Danbury, Connecticut that included two buildings comprising approximately 190,000 square feet encompassing 17.5 acres. In September 2008, we completed the construction of approximately 140,000 square feet of new manufacturing space providing us with two buildings totaling approximately 328,000 square feet, housing our research and development, administrative and manufacturing functions, for AFREZZA, filling and packaging. We believe the Danbury facility will have sufficient space to satisfy potential commercial demand for the launch of AFREZZA and, with the expansion completed, the first few years thereafter for AFREZZA and other AFREZZA-related products.

We own and occupy approximately 142,000 square feet of laboratory, office and warehouse space in Valencia, California. The facility contains our principal executive offices and houses our research and development laboratories for our cancer and other programs. We also use this facility to provide support for the development of our AFREZZA programs.

Our obligations under the Facility Agreement and the Milestone Agreement are secured by certain mortgages on our facilities in Danbury, Connecticut and Valencia, California.

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

	High	Low
Year ended December 31, 2012
First quarter	$3.48	$2.14
Second quarter	$2.49	$1.57
Third quarter	$3.11	$2.02
Fourth quarter	$2.91	$1.82

Year ended December 31, 2013
First quarter	$3.67	$2.32
Second quarter	$8.06	$3.39
Third quarter	$8.70	$5.37
Fourth quarter	$5.84	$4.21

The closing sales price of our common stock on the NASDAQ Global Market was $5.58 on February 17, 2014 and there were 199 registered holders of record as of that date.

Performance Measurement Comparison

The material in this section is not “soliciting material,” is not deemed “filed” with the SEC and shall not be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any of our filings under the Securities Act, or the Exchange Act, except to the extent we specifically incorporate this section by reference.

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

Assumes a $100 investment, on December 31, 2008, in (i) our common stock, (ii) the securities comprising the NASDAQ Composite Index and (iii) the securities comprising the NASDAQ Biotechnology Index.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. Accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors. In addition, under the terms of the Facility Agreement, we are restricted from distributing any of our assets or declaring and distributing a dividend to our stockholders.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report on Form 10-K. The selected financial data included in this section are not intended to replace our audited financial statements and the related notes included elsewhere in this annual report.

	Year Ended December 31,
Statement of Operations Data:	2009	2010	2011	2012	2013
	(In thousands, except per share amounts)
Revenue	$—	$93	$50	$35	$—

Operating expenses:
Research and development	156,331	112,279	99,959	101,522	109,719
General and administrative	53,447	40,312	40,630	45,473	59,682

Total operating expenses	209,778	152,591	140,589	146,995	169,401

Loss from operations	(209,778)	(152,498)	(140,539)	(146,960)	(169,401)
Other income (expense)	51	(725)	1,541	(1,191)	(635)
Interest expense on note payable to principal stockholder	(5,679)	(10,249)	(10,883)	(10,491)	(6,309)
Interest expense on senior convertible notes	(4,768)	(7,128)	(10,941)	(11,139)	(15,153)
Interest income	70	40	18	7	8

Loss before provision for income taxes	(220,104)	(170,560)	(160,804)	(169,774)	(191,490)
Income taxes	—	—	—	408	—

Net loss applicable to common stockholders	$(220,104)	$(170,560)	$(160,804)	$(169,366)	$(191,490)

Basic and diluted net loss per share	$(2.07)	$(1.50)	$(1.32)	$(.94)	$(0.64)

Shares used to compute basic and diluted net loss per share	106,534	113,672	121,817	180,855	299,591

	December 31,
Balance Sheet Data:	2009	2010	2011	2012	2013
	(In thousands)
Cash and cash equivalents	$30,019	$66,061	$2,681	$61,840	$70,790
Total assets	247,397	277,256	199,553	251,314	258,646
Senior convertible notes	112,765	209,335	210,642	212,026	98,439
Facility financing obligation	—	—	—	—	102,300
Note payable to our principal stockholder	165,000	235,319	277,203	119,635	49,521
Deficit accumulated during the development stage	(1,604,182)	(1,774,742)	(1,935,546)	(2,104,912)	(2,296,402)
Total stockholders’ equity (deficit)	(59,221)	(185,532)	(313,652)	(110,679)	(30,713)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

OVERVIEW

We are a biopharmaceutical company focused on the discovery and development of therapeutic products for diseases such as diabetes. Our lead product candidate, AFREZZA, is an ultra rapid-acting insulin therapy that is intended to improve glycemic control in adults with type 1 or type 2 diabetes.

We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of December 31, 2013, we have incurred a cumulative net loss of $2.3 billion and a stockholders’ deficit of $30.7 million. We incurred net losses of approximately $160.8 million, $169.4 million and $191.5 million in the years ended December 31, 2011, 2012 and 2013, respectively. To date, we have not generated any product revenues and have funded our operations through the sale of equity securities and convertible debt securities, the Facility Agreement, and borrowings under a loan arrangement provided by our principal stockholder, or the Loan Arrangement. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding in the future, there will continue to be substantial doubt about our ability to continue as a going concern.

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

Our business is subject to significant risks, including but not limited to the risks inherent in our ongoing clinical trials and the regulatory approval process, our potential inability to enter into sales and marketing collaborations or to commercialize AFREZZA in a timely manner. Additional significant risks also include the results of our research and development efforts, competition from other products and technologies and uncertainties associated with obtaining and enforcing patent rights.

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

Clinical development timelines, likelihood of success and total costs vary widely. We are focused on advancing AFREZZA through regulatory filings.

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

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses are driven by salaries, benefits and stock-based compensation for administrative, finance, business development, human resources, legal and information systems support personnel. In addition, general and administrative expenses include professional service fees and business insurance costs.

In connection with the restructuring, we recorded charges to general and administrative expenses of approximately $1.6 million for employee severance and other related termination benefits. The restructuring resulted in general and administrative operating cost savings of approximately $2.8 million in 2011. These savings were offset by increased professional fees.

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

Milestone Rights

In connection with the execution of the Facility Agreement on July 1, 2013, we issued Milestone Rights to the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an AFREZZA product, and the achievement of specified net sales figures. We analyzed the Milestone Rights under the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 815 Derivatives and Hedging, referred to as ASC 815, and determined that the instruments do not meet the definition of a freestanding derivative. Since we have not elected to apply the fair value option to the Milestone Rights, we have recorded the Milestone Rights at their estimated fair value and accounted for the Milestone Rights as a liability by applying the indexed debt guidance contained in paragraphs ASC 470-10-25-3 and 35-4.

The initial fair value estimate of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones and discounted to present value using a selected market discount rate. The expected timing and probability of achieving the milestones was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate was selected based on an estimation of required rate of returns for similar investment opportunities using available market data.

The Milestone Rights liability will be remeasured as the specified milestone events are achieved. Specifically, as each milestone event is achieved, the portion of the initially recorded Milestone Rights liability that pertains to such milestone event being achieved, will be remeasured to the amount of the specified related milestone payment. The resulting change in the balance of the Milestone Rights liability due to remeasurement will be recorded in our Statement of Operations as interest expense. Furthermore, the Milestone Rights liability will be reduced upon each milestone payment being paid. As a result, each milestone payment would be effectively allocated between a reduction of the recorded Milestone Rights liability and an expense representing a return on a portion of the Milestone Rights liability paid to the investor for the achievement of the related milestone event.

Commitment Asset

In connection with the issuance of the first tranche of the 2019 notes and the Milestone Rights, we recorded a commitment asset, or the Commitment Asset, on July 1, 2013. The Commitment Asset represents the right to receive additional funding under future tranches of 2019 notes pursuant to the Facility Agreement. The initial value of the Commitment Asset was calculated using the income approach by estimating the fair value of the future tranches using a market debt rate commensurate with the risk of the future tranches and the fair value of the cash expected to be received by us and by assessing the probability of the commitments being funded in the future based on the operational hurdles required for funding being met. The Commitment Asset attributable to each future tranche of 2019 notes under the Facility Agreement is derecognized and recorded as a debt discount on the 2019 notes when issued. The debt discount is amortized using the effective interest rate method over the life of the 2019 notes. Prior to derecognition occurring, we monitor the Commitment Asset on an ongoing basis to determine whether an impairment indicator is present that would result in a full or partial write down of the Commitment Asset as a result of events that may lead to the subsequent tranches of 2019 notes not being issued. Based on the monitoring procedures performed through December 31, 2013, we did not identify any indicators of impairment.

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

Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting amounts that are too high or too low for any particular period.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718 Compensation- Stock Compensation. ASC 718 requires all share-based payments to employees, including grants of stock options, restricted stock units, performance-based awards and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon the fair value of the awards at the grant date. We use the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options and the compensatory elements of employee stock purchase plans. Restricted stock units are valued based on the market price on the grant date. We evaluate stock awards with performance conditions as to the probability that the performance conditions will be met and estimate the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period. As of December 31, 2013, we had $107,108 and $3.7 million of unrecognized expenses related to performance-based options and restricted stock units, respectively, for milestones where achievement was not considered probable.

Forward Contracts

In February and October 2012, we entered into agreements with The Mann Group whereby we agreed to sell and The Mann Group agreed to purchase common stock and/or warrants. These agreements have been accounted for as forward contracts, having met the definition of derivative instruments in accordance with the provisions of ASC 815. We determine the fair value of the forward contract upon its issuance, record fair value adjustments of the forward contract to Other income (expense) during the reporting period and through the settlement of the forward contract, and reclassify the forward contract to equity upon settlement of the forward contract. The fair value of the forward purchase contract is highly sensitive to the discount applied for lack of marketability and the stock price, and changes in this discount and/or the stock price could cause the value of the forward purchase contract to change significantly.

Accounting for Income Taxes

We must make management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2013, we have established a valuation allowance of $817.0 million against all of our net deferred tax asset balance, due to uncertainties related to the realizability of our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

Years ended December 31, 2012 and 2013

Revenues

During the year ended December 31, 2012, we recognized $35,000 in revenue under a license agreement, and during the year ended December 31, 2013, we recognized no revenue. We do not anticipate sales of any product prior to regulatory approval and commercialization of AFREZZA.

Research and Development Expenses

The following table provides a comparison of the research and development expense categories for the years ended December 31, 2012 and 2013 (dollars in thousands):

	Year Ended December 31,
	2012	2013	$ Change	% Change
Clinical	$47,936	$42,711	$(5,225)	(11)%
Manufacturing	40,094	40,530	436	1%
Research	7,614	6,351	(1,263)	(17)%
Research and development tax credit	(289)	(282)	7	(2)%
Stock-based compensation expense	6,167	20,409	14,242	231%

Research and development expenses	$101,522	$109,719	$8,197	8%

The increase in research and development expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012, was driven by an increase in stock-based compensation expense of $14.2 million in connection with company-wide performance-based grants in the first and second quarters of 2013, as well as a full year of expense from grants in early 2012, and the achievement of predetermined milestones in the fourth quarter of 2013. This increase is offset by a decrease of $5.2 million in clinical study related expenses from the completion of two Phase 3 studies in the second quarter of 2013, and $1.3 million in reduced research expenses resulting from the positive effect of our cost cutting measures in addition to decreasing efforts in other non-AFREZZA related research as we focused on our primary objective of gaining approval of AFREZZA.

We anticipate that our overall research and development expenses will increase in 2014 compared to 2013 due to the preparation for commercialization of AFREZZA.

General and Administrative Expenses

The following table provides a comparison of the general and administrative expense categories for the years ended December 31, 2012 and 2013 (dollars in thousands):

	Year Ended December 31,
	2012	2013	$ Change	% Change
Salaries, employee related and other general expenses	$38,348	$34,905	$(3,443)	(9)%
Stock-based compensation expense	7,125	24,777	17,652	248%

General and administrative expenses	$45,473	$59,682	$14,209	31%

General and administrative expenses for the year ended December 31, 2013 increased as compared to the prior year driven by an increase in stock-based compensation expense of $17.7 million in connection with company-wide performance-based grants to all employees, in the first and second quarters of 2013, as well as a full year of expense from grants in early 2012, and the achievement of predetermined milestones in the fourth quarter of 2013. This increase was partially offset by a $4.2 million decrease in legal and professional fees.

We expect general and administrative expenses to be higher in 2014 as compared to 2013 due to increased stock compensation expense.

Other Income (Expense)

Other expense for the year ended December 31, 2013 was $0.6 million as compared to other expense of $1.2 million for the year ended December 31, 2012. In 2013, other expense reflects the loss on conversion of debt to equity at the end of 2013 related to the conversion by Deerfield in accordance with the Facility Agreement. In 2012, other expense reflects the adjustment in fair value of forward purchase contracts with our principal stockholder.

Interest Income and Expense

Interest expense for the year ended December 31, 2013 was relatively consistent compared to the year ended December 31, 2012, due to lower interest expense on our note payable to our principal stockholder in 2013 due to a lower carrying value being offset by higher interest expense associated with the 2019 notes issued in 2013.

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

The increase in research and development expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011, was due to $24.9 million of increased clinical trial related expenses in connection with studies 171 and 175 conducted in 2012 and increased clinical distribution costs in support of our clinical trials, offset by the non-recurring $16.0 million expense recorded in 2011 related to our termination of the Supply Agreement with Organon and receipt of insulin, decreased salary related expenses of $8.6 million due to the February 2011 restructuring as well as the positive effect of our cost cutting measures on operating expenses.

In 2012, clinical trial related expenses increased $24.9 million in connection with studies 171 and 175 subsequent to completion of enrollment in the end of September and early October of 2012, partially offset by $2.1 million in salary related cost savings resulting from the February 2011 reduction in force. In 2012, manufacturing expenses decreased as no insulin purchases were made subsequent to the termination of the Supply Agreement in 2011. In 2011, we paid $16.0 million in connection with the settlement of the dispute arising from our termination of the Supply Agreement. Additionally, the February 2011 reduction in force resulted in $4.3 million in salary related manufacturing cost savings partially offset by increased clinical distribution costs in support of our clinical trials. Decreased salary related expenses of $2.2 million resulting from the February 2011 reduction in force and $0.9 million in reduced purchased services contributed to decreased research expenses in 2012.

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

General and administrative expenses for the year ended December 31, 2012 increased as compared to the prior year due to a litigation settlement charge of $6.5 million, increased stock-based compensation expense of $1.3 million resulting from special awards issued to employees, partially offset by decreased salary related costs of $2.6 million as a result of the February 2011 reduction in force.

Other Income (Expense)

Other expense for the year ended December 31, 2012 was $1.2 million as compared to other income of $1.5 million for the year ended December 31, 2011. In 2012, other expense reflects the adjustment in fair value of forward purchase contracts with our principal stockholder. In 2011, other income is comprised of realized gains of $1.3 million on the termination of foreign exchange hedging contracts related to the Supply Agreement with Organon. We terminated these contracts in the first quarter of 2011.

Interest Income and Expense

Interest expense for the year ended December 31, 2012 increased compared to the year ended December 31, 2011, due to the interest expense associated with additional principal drawn down and capitalization of accrued interest to principal in 2012 under a loan arrangement with The Mann Group.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations through the sale of equity securities and convertible debt securities and borrowings under a loan arrangement with The Mann Group.

In October 2007, we entered into a $350.0 million loan arrangement with our principal stockholder, or the Loan Arrangement. In February 2009, as a result of our principal stockholder being licensed as a finance lender under the California Finance Lenders Law, the promissory note underlying the Loan Arrangement was revised to reflect the lender as The Mann Group LLC, an entity controlled by our principal stockholder. Until January 1, 2013, interest on outstanding principal amounts accrued at a fixed rate equal to the one-year London Interbank Offered Rate (LIBOR) rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum. Based on the amended terms of the agreement, the rate was fixed at 5.84% going forward. We amended the promissory note underlying the Loan Arrangement on October 31, 2013 to extend the maturity date to January 5, 2020 and extend the date through which we can borrow under the promissory note to December 31, 2019. We also increased the aggregate borrowing amount under the Loan Arrangement from $350.0 million to $370.0 million but provided that repayments or cancellations of principal under the Loan Arrangement will not be available for reborrowing.

As of December 31, 2013, the total principal amount outstanding under the Loan Arrangement was $49.5 million, and the amount available for future borrowings was $30.1 million. We anticipate using a portion of these available borrowings to capitalize into principal, upon mutual agreement of the parties, accrued interest as it becomes due and payable under the Loan Arrangement. Interest is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as we and The Mann Group mutually agree. All or any portion of accrued and unpaid interest that becomes due and payable may be paid-in-kind and capitalized at any time upon mutual agreement of both parties. The Mann Group can require us to prepay up to $200.0 million in advances that have been outstanding for at least 12 months (less approximately $105.0 million aggregate principal amount that was cancelled in connection with two common stock purchase agreements). If The Mann Group exercises its right to require prepayment, we will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances. However, pursuant to a letter agreement entered into in August 2010, The Mann Group has agreed to not require us to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require us to use our working capital resources. In addition, The Mann Group entered into a subordination agreement with Deerfield pursuant to which The Mann Group agreed with Deerfield not to demand or accept any payment under the Loan Arrangement until our payment obligations to Deerfield under the Facility Agreement have been satisfied in full. Subject to the foregoing, in the event of a default under our loan arrangement with The Mann Group, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the Loan Arrangement are unsecured. The Loan Arrangement contains no financial covenants. There are no warrants associated with the Loan Arrangement.

On March 18, 2013, we entered into at-the-market issuance sales agreements with two sales agents, under which we were permitted to issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million under each sales agreement (provided that in no event were we permitted to issue and sell more than $50.0 million of shares of our common stock under both agreements in the aggregate) from time to time through either of the sales agents. As of December 31, 2013, we sold $48.9 million in common stock through these sales agreements, net of fees, and no further sales under these agreements will be made.

On July 1, 2013, we entered into the Facility Agreement with Deerfield, providing for the sale of up to $160.0 million of 2019 notes to Deerfield in four equal tranches of $40.0 million principal amount. In connection with the Facility Agreement, on July 1, 2013 we also issued the Milestone Rights to the Milestone Purchasers. The Milestone Rights provide Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones including the first commercial sale of an AFREZZA product and the achievement of specified net sales figures.

On July 1, 2013, Deerfield purchased the first tranche of 2019 notes and the Milestone Rights for an aggregate of $40.0 million. The closing of the second tranche of 2019 notes, which was subject to achievement and reporting of certain results from our two Phase 3 clinical studies of AFREZZA, occurred on September 5, 2013. The closing of the third tranche of 2019 notes occurred in connection with the repayment of our 3.75% Senior Convertible notes due 2013, or the 2013 notes, on December 9, 2013. There can be no assurance that the conditions required for the purchase of the fourth tranche of 2019 notes will be met or met in a timeframe necessary to support our liquidity needs.

On February 28, 2014, we amended our existing facility agreement to provide for the issuance of tranche B notes to Deerfield in a maximum aggregate principal amount equal to (x) if the FDA approves the NDA for AFFREZZA and Deerfield purchases the fourth tranche of 2019 notes originally issuable pursuant to the Facility Agreement, 150% of the aggregate principal amount of 2019 notes that Deerfield has converted into our common stock on and after the effective date of the amendment, up to $90.0 million, and (y) otherwise, 33.33% of the aggregate principal amount of 2019 notes that Deerfield has converted into our common stock on and after the effective date of the amendment, up to $20.0 million, in each case subject to the satisfaction of certain other conditions. The amended Facility Agreement also provides that, subject to certain limitations, Deerfield may convert up to an additional $60.0 million of the 2019 notes issued and outstanding on the date of the amendment into shares of our common stock following the effective date of the amendment. There can be no assurance that the conditions required for the purchase of additional 2019 notes pursuant to the amendment will be met or met or met in a timeframe necessary to support our liquidity needs.

On March 3, 2014, we entered into the ATM Agreements, under which we may issue or sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through MLV or Brinson Patrick, as our sales agents. We expect that all or substantially all sales of common stock made under the ATM Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. We have not yet sold or issued any shares of our common stock under the ATM Agreements. There can be no assurance that we will be able to access capital through the ATM Agreements on a timely basis, or at all.

During the year ended December 31, 2013, we used $128.7 million of cash for our operations and had a net loss of $191.5 million, which included $59.2 million of non-cash charges consisting of depreciation and accretion, and stock-based compensation. By comparison, during the year ended December 31, 2012, we used $119.9 million of cash for our operations and had a net loss of $169.4 million, which included $36.2 million of non-cash charges consisting of depreciation and accretion, stock-based compensation, fair value of forward purchase contracts and common stock issued pursuant to litigation settlement. The operating cash flow decreased by $10.6 million due to decreases in the following: accrued expenses associated with the clinical trials, accrued interest associated with our loan arrangement with The Mann Group due to the capitalization of the outstanding balance in October 2013, and accrued expenses related to equipment in 2013. As a result, cash used for operations for the year ended December 31, 2013 increased by $8.9 million compared to the prior year. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of AFREZZA.

During the year ended December 31, 2013 we used $8.0 million of cash for investing activities, compared to $0.6 million of cash used for the year ended December 31, 2012. The increase of $7.4 million from prior year is due to the purchased $8.0 million of machinery and equipment to expand our manufacturing operations and our quality systems that support clinical trials for AFREZZA in the current year, as compared to $0.6 million of machinery and equipment purchased in 2012.

Our financing activities generated $145.7 million of cash for the year ended December 31, 2013, as compared to $179.6 million for the year ended December 31, 2012. For the year ended December 31, 2013, cash provided by financing activities was from $119.5 million in proceeds received from the issuance of the 2019 notes and the Milestone Rights and $94.2 million in net proceeds from the warrants exercised. Additionally, there were $48.9 million in net proceeds from use of our prior at-the-market issuance sales agreements. On December 15, 2013, we paid $115.0 million to repay the 2013 notes upon maturity. For the year ended December 31, 2012, cash from financing activities include $167.7 million in net proceeds from the sale of common stock during the first and fourth quarter and $12.8 million in borrowings from The Mann Group.

As of December 31, 2013, we had $70.8 million in cash and cash equivalents. We believe that our existing capital resources will enable us to continue planned operations at least into the third quarter of 2014. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of the capital resources more rapidly than we currently anticipate. We will need to raise additional capital, whether through a sale of equity or debt securities, a strategic business collaboration with a pharmaceutical company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. However, we cannot provide assurances that such additional capital will be available whether through the sale of equity or debt securities, a strategic business collaboration with a pharmaceutical company, the establishment of other funding facilities, licensing arrangements, asset sales or other means.

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

If we enter into a strategic business collaboration with a pharmaceutical or biotechnology company, we would expect, as part of the transaction, to receive additional capital. In addition, we expect to pursue the sale of equity and/or debt securities, including sales of our common stock through the ATM Agreements, or the establishment of other funding facilities. Issuances of debt or additional equity could impact the rights of our existing stockholders, dilute the ownership percentages of our existing stockholders and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets, including our Technosphere technology platform. There can be no assurance, however, that any strategic collaboration, sale of securities or sale or license of assets will be available to us on a timely basis or on acceptable terms, if at all. If we are unable to raise additional capital, we may be required to enter into agreements with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such agreements may not be on terms as commercially favorable to us.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

Our contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payments. Accordingly, the table below excludes contractual obligations relating to milestone and royalty payments due to third parties, all of which are contingent upon certain future events. The expected timing of payment of the obligations presented (excluding payments in respect of the Milestone Rights) below are estimated based on current information. Future payments relate to operating lease obligations, the senior convertible notes, and open purchase order and supply commitments consisted of the following at December 31, 2013 (in thousands):

	Payments Due in
Contractual Obligations	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Open purchase order and supply commitments(1)	$23,991	$7,470	$600	$—	$32,061
2015 notes(2)	5,750	103,610	—	—	109,360
Note payable to principal stockholder(3)	2,894	8,689	55,554	—	67,137
Facility financing obligation(4)	11,066	85,594	63,431	—	160,091
Operating lease obligations	326	73	—	—	399

Total contractual obligations	$44,027	$205,436	$119,585	$—	$369,048

(1)	The amounts included in open purchase order and supply commitments are subject to performance under the purchase order or contract by the supplier of the goods or services and do not become our obligation until such performance is rendered. The amount shown is principally for the purchase of materials for our clinical trials, the acquisition of manufacturing equipment, and commitments related to the expansion of our manufacturing plant.

(2)	The amounts include future interest payments at fixed rates of 5.75% and payment of the notes in full upon maturity in 2015.

(3)	The obligation for the note payable to the principal stockholder includes future principal and interest payments related to the $49.5 million of borrowings as of December 31, 2013. Interest is paid based on a fixed rate equal to the one-year LIBOR rate on December 31, 2013 plus 5% and the outstanding principal amount and all accrued interest thereon will be due on January 5, 2020.

(4)	The facility financing obligation includes the first three tranches of the 2019 notes sold to Deerfield pursuant to the Facility Agreement, in an aggregate principal amount of $120.0 million, and future interest payments at fixed rates of 9.75% and required amortization payments of the 2019 notes as specified in the Facility Agreement. The calculation takes into account the conversion of $6.5 million of principal amount of 2019 notes into common stock in December 2013. In January 2014, an additional $33.5 million of principal was converted into common stock, consequently relieving us of that commitment and the interest associated with that portion of the 2019 notes.

RELATED PARTY TRANSACTIONS

For a description of our related party transactions see Note 6 — Related-Party Arrangements in the notes to our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. These amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. These amendments provide for additional disclosure requirements for amounts reclassified out of accumulated other comprehensive income. These amendments are effective prospectively for interim and annual periods beginning after December 15, 2012. Early adoption is permitted. Effective January 1, 2013, we adopted the new requirements as set forth in ASU 2013-02 in the disclosure of comprehensive income on our consolidated financial statements. The adoption of the new requirements did not have a significant impact on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates impacting our short-term investment portfolio as well as the interest rate on the promissory note underlying our loan arrangement with The Mann Group. The interest rate on amounts borrowed under our loan arrangement with The Mann Group for the year ended December 31, 2013 was a fixed rate equal to 5.84%. As of December 31, 2013, the total principal amount outstanding under the Loan Arrangement was $49.5 million. We also have debt related to the 2015 notes at a fixed interest rate of 5.75% and debt related to the Facility Agreement at a fixed interest rate of 9.75%. Due to the fixed interest rates of our debt, we do not currently have any exposure to changes in our interest expense as a result of changes in interest rates. Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments are entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. We continue to utilize our loan arrangement with The Mann Group to fund operations. As of December 31, 2013, the amount available for borrowing under our loan arrangement with The Mann Group was $30.1 million. If a 10% change in interest rates were to have occurred on December 31, 2013, this change would not have had a material effect on the value of our short-term investment portfolio or on our interest expense obligations with respect to outstanding borrowed amounts.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is included in Items 15(a)(1) and (2) of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013. Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this 2013 Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2013, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2013 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MannKind Corporation

Valencia, California

We have audited the internal control over financial reporting of MannKind Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the Company’s ability to continue as a going concern.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 3, 2014

Item 9B. Other Information.

Deerfield Facility Amendment

On February 28, 2014, we entered into a First Amendment to Facility Agreement and Registration Rights Agreement with Deerfield to provide for the issuance pursuant to the Facility Agreement of tranche B notes to Deerfield in a maximum principal amount equal to (x) if the FDA approves the NDA for AFFREZZA and Deerfield purchased the fourth tranche of 2019 notes, 150% of the aggregate principal amount of the 2019 notes that Deerfield has converted into our common stock on and after the effective date of the amendment, up to $90.0 million, and (y) otherwise, 33.33% of the aggregate principal amount of the 2019 notes that Deerfield has converted into our common stock on and after the effective date of the amendment, up to $20.0 million, in each case subject to the satisfaction of certain other conditions. Any tranche B notes, if and when issued, would bear interest at the rate of 9.75% per year, subject to reduction to 8.75% if we enter into a collaboration with a third party to commercialize AFFREZZA, on the outstanding principal amount, payable in cash quarterly in arrears on the last business day of December, March, June and September of each year. We are required to repay 25% of the original principal amount of any tranche B notes on the third, fourth, fifth and sixth anniversaries of the applicable issue dates of such notes, provided that the entire outstanding principal amount of all tranche B notes will become due and payable no later than December 31, 2019. The tranche B notes will be prepayable without penalty or premium commencing two years after issuance thereof.

In addition, pursuant to the amendment, the outstanding 2019 notes held by Deerfield were amended and restated such that Deerfield may, subject to certain limitations, convert up to an additional $60.0 million principal amount under such 2019 notes into common stock after the effective date of the amendment. Pursuant to the amendment, we also amended our Registration Rights Agreement with Deerfield dated July 1, 2013 and agreed to register for resale up to 12,000,000 shares of common stock issuable upon conversion of the outstanding 2019 notes, as amended and restated, as of the date of the amendment, at a minimum conversion price of $5.00 per share unless we otherwise consent. The conversion price will be determined by the average of the volume weighted average prices per share during the three trading days immediately preceding the election to convert.

We relied on the exemption from registration contained in Section 4(a)(2) of the Securities Act and Regulation D, Rule 506 thereunder, in connection with the amendment and restatement of the 2019 notes as described above.

The foregoing description of the amendment is not complete and is qualified in its entirety by reference to the full text of the amendment, a copy of which is filed herewith as Exhibit 10.39 to this Annual Report on Form 10-K. The foregoing description of the amended and restated form of 2019 note is not complete and is qualified in its entirety by reference to the full text of the form of amended and restated 2019 note, a copy of which is filed herewith as Exhibit 4.7 to this Annual Report on Form 10-K.

At-The-Market Issuance Sales Agreements

On March 3, 2014, we entered into an At-The-Market Issuance Sales Agreement with MLV and an At-The-Market Issuance Sales Agreement with Brinson Patrick. We refer to the foregoing agreements as the “ATM Agreements.” Under each ATM Agreement, we may issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million (provided that in no event may we issue and sell more than $50.0 million of our common stock under both agreements in the aggregate) from time to time through MLV or Brinson Patrick, as applicable, as our sales agent. We will issue and sell shares under only one ATM Agreement at any one time.

MLV and Brinson Patrick may each sell the common stock by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through The NASDAQ Global Market or to or through a market maker. MLV and Brinson Patrick may each also sell the common stock in negotiated transactions, subject to our approval. Subject to the terms and conditions of the respective ATM Agreements, MLV and Brinson Patrick will use commercially reasonable efforts consistent with their respective normal trading and sales practices and applicable laws, rules and regulations to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other parameters or conditions we may impose). We are not obligated to make any sales of common stock under either of the ATM Agreements. The offering of shares of our common stock pursuant to either ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the applicable ATM Agreement, (2) March 3, 2017 and (3) termination of the applicable ATM Agreement. Each ATM Agreement may be terminated by us or by MLV or Brinson Patrick, as applicable, at any time upon 10 days’ notice to the other party, or by MLV or Brinson Patrick, as applicable, at any time in certain circumstances, including but not limited to the occurrence of a material adverse change in us. We will pay MLV and Brinson Patrick a commission of up to 3.0% of the gross proceeds of the sales price per share of any common stock sold through MLV or Brinson Patrick, respectively, under their respective ATM Agreements. We have also provided MLV and Brinson Patrick with customary indemnification rights and reimbursement for up to $25,000 of legal expenses each.

The foregoing description of the ATM Agreements is not complete and is qualified in its entirety by reference to the full text of the agreements, copies of which are filed herewith as Exhibits 10.31 and 10.32 to this Annual Report on Form 10-K.

The foregoing description of the ATM Agreements shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed above in this Item 9B, nor shall there be any offer, solicitation or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K, because we will file our Proxy Statement within 120 days after the end of our fiscal year ended December 31, 2013 pursuant to Regulations 14A for our 2014 Annual Meeting of Stockholders, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Executive Officers — For information regarding the identification and business experience of our executive officers, see “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

(1)(2) Financial Statements and Financial Statement Schedules. The following Financial Statements of MannKind Corporation, Financial Statement Schedules and Report of Independent Registered Public Accounting Firm are included in a separate section of this report beginning on page 67:

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

(b) Exhibits. The following exhibits are filed or furnished as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Index

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), originally filed with the SEC on August 9, 2007).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Quarterly report on Form 10-Q (File No. 000-50865), originally filed with the SEC on August 2, 2010).

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

3.5	Amended and Restated Bylaws (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on November 19, 2007).

4.1	Form of common stock certificate (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 18, 2013).

4.2	Registration Rights Agreement, dated October 15, 1998 by and among CTL Immuno Therapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended (incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

4.3	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated August 24, 2010 (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on August 24, 2010).

4.4	Form of 5.75% Senior Convertible Note due 2015 (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on August 24, 2010).

4.5	Form of Warrant to Purchase Common Stock issued February 8, 2012 (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on February 6, 2012).

4.6	Form of 9.75% Senior Secured Convertible Promissory Note due 2019 (incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.7	Form of Amended and Restated 9.75% Senior Secured Convertible Promissory Note due 2019.

4.8	Milestone Rights Purchase Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.9	Guaranty and Security Agreement, dated as of July 1, 2013, by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.10	Registration Rights Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

Exhibit Number	Description of Document

4.11	Facility Agreement, dated as of July 1, 2013, by and among MannKind Corporation, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.12	First Amendment to Facility Agreement and Registration Rights Agreement, dated as of February 28, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (included as Exhibit 10.39).

5.1	Opinion of Cooley LLP.

10.1	Amended and Restated Promissory Note made by MannKind in favor of The Mann Group LLC, dated October 18, 2012 (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on October 19, 2012).

10.2	Agreement, dated September 13, 2006, between MannKind and Torcon, Inc. (incorporated by reference to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), originally filed with the SEC on August 9, 2007).

10.3	Securities Purchase Agreement, dated August 2, 2005 by and among MannKind and the purchasers listed on Exhibit A thereto (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on August 5, 2005).

10.4**	Supply Agreement, dated December 31, 2004, between MannKind and Vaupell, Inc. (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on February 23, 2005).

10.5*	Form of Indemnity Agreement entered into between MannKind and each of its directors and officers (incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

10.6*	Description of Officers’ Incentive Program (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 16, 2006).

10.7*	Executive Severance Agreement, dated October 10, 2007, between MannKind and Hakan Edstrom (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

10.8*	Executive Severance Agreement, dated October 10, 2007, between MannKind and David Thomson (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

10.9*	Executive Severance Agreement, dated October 10, 2007, between MannKind and Juergen Martens (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

10.10*	Executive Severance Agreement, dated October 10, 2007, between MannKind and Diane Palumbo (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

10.11*	Executive Severance Agreement, dated April 21, 2008, between MannKind and Matthew J. Pfeffer (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

10.12*	Change of Control Agreement, dated October 10, 2007, between MannKind and Hakan Edstrom (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

Exhibit Number	Description of Document

10.13*	Change of Control Agreement, dated October 10, 2007, between MannKind and David Thomson (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

10.14*	Change of Control Agreement, dated October 10, 2007, between MannKind and Juergen Martens (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

10.15*	Change of Control Agreement, dated October 10, 2007, between MannKind and Diane Palumbo (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

10.16*	Change of Control Agreement, dated April 21, 2008, between MannKind and Matthew J. Pfeffer (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

10.17*	2004 Equity Incentive Plan, as amended (incorporated by reference to MannKind’s proxy statement on Schedule 14A (File No. 000-50865), originally filed with the SEC on April 6, 2012).

10.18*	Form of Stock Option Agreement under the 2004 Equity Incentive Plan (incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

10.19*	Form of Phantom Stock Award Agreement under the 2004 Equity Incentive Plan (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on December 14, 2005).

10.20*	2004 Non-Employee Directors’ Stock Option Plan and form of stock option agreement there under (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 16, 2006).

10.21*	2004 Employee Stock Purchase Plan and form of offering document there under (incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

10.22*	Pharmaceutical Discovery Corporation 1999 Stock Plan and form of stock option plan there under (incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

10.23*	AlleCure Corp. 2000 Stock Option and Stock Plan (incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

10.24*	CTL Immunotherapies Corp. 2000 Stock Option and Stock Plan (incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

10.25*	2001 Stock Awards Plan (incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

10.26**	Letter Agreement, dated June 4, 2011, between MannKind and N.V. Organon (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

10.27**	Insulin Maintenance and Call-Option Agreement, dated June 19, 2009, by and among Pfizer Manufacturing Frankfurt GmbH, Pfizer Inc. and MannKind (incorporated by reference to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), originally filed with the SEC on May 4, 2009).

Exhibit Number	Description of Document

10.28	Purchase Agreement, dated August 18, 2010, by and between MannKind and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative for the initial purchasers named therein (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on August 24, 2010).

10.29	Share Lending Agreement, dated August 18, 2010, by and between MannKind and Bank of America, N.A. (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on August 24, 2010).

10.30	Letter Agreement, dated August 10, 2010, by and between MannKind and Omni Capital Corporation (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on August 11, 2010).

10.31	At-The-Market Issuance Sales Agreement, dated March 3, 2014, by and between MannKind and MLV & Co. LLC.

10.32	At-The-Market Issuance Sales Agreement, dated March 3, 2014, by and between MannKind and Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.).

10.33*	Acknowledgment and Agreement, dated as of October 31, 2013, by and between MannKind and The Mann Group LLC (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on November 4, 2013).

10.34*	Non-Employee Director Compensation Program (incorporated by reference to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), originally filed with the SEC on August 9, 2013).

10.35*	MannKind Corporation 2013 Equity Incentive Plan (incorporated by reference to MannKind’s registration statement on Form S-8 (File No. 000-188790), originally filed with the SEC on May 23, 2013).

10.36*	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the MannKind 2013 Equity Incentive Plan (incorporated by reference to MannKind’s registration statement on Form S-8 (File No. 000-188790), originally filed with the SEC on May 23, 2013).

10.37*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the MannKind 2013 Equity Incentive Plan (incorporated by reference to MannKind’s registration statement on Form S-8 (File No. 000-188790), originally filed with the SEC on May 23, 2013).

10.38	Facility Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

10.39	First Amendment to Facility Agreement and Registration Rights Agreement, dated as of February 28, 2014, by and among Mannkind, Deerfield Private Design Fund II, L.P., and Deerfield Private

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Cooley LLP (included as Exhibit 5.1).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description of Document

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

*	Indicates management contract or compensatory plan.

**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNKIND CORPORATION

By:	/s/ Alfred E. Mann
Alfred E. Mann
Chief Executive Officer

Dated: March 3, 2014

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

Signature	Title	Date

/s/ Alfred E. Mann Alfred E. Mann	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 3, 2014

/s/ Hakan S. Edstrom Hakan S. Edstrom	President, Chief Operating Officer and Director	March 3, 2014

/s/ Matthew J. Pfeffer Matthew J. Pfeffer	Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2014

/s/ Ronald J. Consiglio Ronald J. Consiglio	Director	March 3, 2014

/s/ Michael Friedman Michael Friedman, M.D.	Director	March 3, 2014

/s/ Kent Kresa Kent Kresa	Director	March 3, 2014

/s/ David H. MacCallum David H. MacCallum	Director	March 3, 2014

/s/ Henry L. Nordhoff Henry L. Nordhoff	Director	March 3, 2014

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MannKind Corporation

Valencia, California

We have audited the accompanying consolidated balance sheets of MannKind Corporation and subsidiaries (a development stage company) (the “Company”) as of December 31, 2012 and 2013 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013 and for the period from February 14, 1991 (date of inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MannKind Corporation and subsidiaries as of December 31, 2012 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 and for the period from February 14, 1991 (date of inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s existing cash resources and its operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 3, 2014

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$61,840	$70,790
State research and development credit exchange receivable — current	450	—
Prepaid expenses and other current assets	4,520	5,485

Total current assets	66,810	76,275
Property and equipment — net	183,961	176,557
State research and development credit exchange receivable — net of current portion	313	298
Other assets	230	5,516

Total	$251,314	$258,646

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,555	$3,860
Accrued expenses and other current liabilities	25,777	21,634
Facility financing obligation	—	102,300
Senior convertible notes	114,443	—

Total current liabilities	144,775	127,794
Senior convertible notes	97,583	98,439
Note payable to principal stockholder	119,635	49,521
Other liabilities	—	13,605

Total liabilities	361,993	289,359

Commitments and contingencies
Stockholders’ deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2012 and 2013	—	—
Common stock, $0.01 par value — 550,000,000 shares authorized at December 31, 2012 and 2013, respectively; 286,035,082 and 369,391,972 shares issued and outstanding at December 31, 2012 and 2013, respectively	2,860	3,697
Additional paid-in capital	1,991,379	2,261,996
Accumulated other comprehensive income (loss)	(6)	(4)
Deficit accumulated during the development stage	(2,104,912)	(2,296,402)

Total stockholders’ deficit	(110,679)	(30,713)

Total	$251,314	$258,646

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,			Cumulative Period from February 14, 1991 (Date of Inception) to December 31, 2013
	2011	2012	2013
	(In thousands, except per share data)
Revenue	$50	$35	$—	$3,166

Operating expenses:
Research and development	99,959	101,522	109,719	1,577,292
General and administrative	40,630	45,473	59,682	485,386
In-process research and development costs	—	—	—	19,726
Goodwill impairment	—	—	—	151,428

Total operating expenses	140,589	146,995	169,401	2,233,832

Loss from operations	(140,539)	(146,960)	(169,401)	(2,230,666)
Other income (expense)	1,541	(1,191)	(635)	(2,902)
Interest expense on note payable to principal stockholder	(10,883)	(10,491)	(6,309)	(45,134)
Interest expense on notes	(10,941)	(11,139)	(15,153)	(55,086)
Interest income	18	7	8	37,004

Loss before benefit for income taxes	(160,804)	(169,774)	(191,490)	(2,296,784)
Income tax benefit	—	408	—	382

Net loss	(160,804)	(169,366)	(191,490)	(2,296,402)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	—	(952)

Net loss applicable to common stockholders	$(160,804)	$(169,366)	$(191,490)	$(2,319,614)

Net loss per share applicable to common stockholders — basic and diluted	$(1.32)	$(0.94)	$(0.64)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	121,817	180,855	299,591

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,			Cumulative Period from February 14, 1991 (Date of Inception) to December 31, 2013
	2011	2012	2013
	(In thousands)
Net Loss	$(160,804)	$(169,366)	$(191,490)	$(2,296,402)
Other comprehensive loss:
Cumulative translation (loss) gain	(3)	(2)	2	(4)
Unrealized gain (loss) on investments:
Unrealized holding gain (loss) during the period	(27)	—	—	48
Less: reclassification adjustment for gains (losses) included in net loss	—	(48)	—	(48)

Net unrealized gain (loss) on investments	(27)	(48)	—	—

Other comprehensive loss	(30)	(50)	2	(4)

Comprehensive loss	$(160,834)	$(169,416)	$(191,488)	$(2,296,406)

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C Convertible Preferred Stock Issuable	Series C Convertible Preferred Stock Subscriptions Receivable	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Notes Receivable from Officers	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount			Shares	Amount						Total
Issuance of common stock for cash	—	$—	—	$—	$—	$—	998	$10	$890	$—	$—	$—	$—	$900
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(911)	(911)

BALANCE, FEBRUARY 29, 1992	—	—	—	—	—	—	998	10	890	—	—	—	(911)	(11)
Issuance of common stock for cash and services	—	—	—	—	—	—	73	1	887	—	—	—	—	888
Capital contribution	—	—	—	—	—	—	—	—	20	—	—	—	—	20
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,175)	(1,175)

BALANCE, FEBRUARY 28, 1993	—	—	—	—	—	—	1,071	11	1,797	—	—	—	(2,086)	(278)
Issuance of common stock for cash	—	—	—	—	—	—	11	—	526	—	—	—	—	526
Issuance of stock for notes receivable	—	—	—	—	—	—	8	—	400	(400)	—	—	—	—
Net loss	—	—	—	—	—	—		—	—	—	—	—	(1,156)	(1,156)

BALANCE, FEBRUARY 28, 1994	—	—	—	—	—	—	1,090	11	2,723	(400)	—	—	(3,242)	(908)
Issuance of common stock for cash and services	—	—	—	—	—	—	36	—	1,805	—	—	—	—	1,805
Collection of stock subscription	—	—	—	—	—	—	—	—	—	400	—	—	—	400
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,004)	(2,004)

BALANCE, DECEMBER 31, 1994	—	—	—	—	—	—	1,126	11	4,528	—	—	—	(5,246)	(707)
Issuance of common stock for services	—	—	—	—	—	—	—	—	8	—	—	—	—	8
Exercise of stock options	—	—	—	—	—	—	1	—	22	—	—	—	—	22
Stock compensation	—	—	—	—	—	—	—	—	384	—	—	—	—	384
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,815)	(2,815)

BALANCE, DECEMBER 31, 1995	—	—	—	—	—	—	1,127	11	4,942	—	—	—	(8,061)	(3,108)
Issuance of common stock for cash and services	—	—	—	—	—	—	1	—	59	—	—	—	—	59
Exercise of stock options	—	—	—	—	—	—	3	—	12	—	—	—	—	12
Stock compensation	—	—	—	—	—	—	—	—	126	—	—	—	—	126
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,570)	(2,570)

BALANCE, DECEMBER 31, 1996	—	—	—	—	—	—	1,131	11	5,139	—	—	—	(10,631)	(5,481)
Issuance of common stock for cash and services	—	—	—	—	—	—	548	6	190	—	—	—	—	196
Stock compensation	—	—	—	—	—	—	—	—	2	—	—	—	—	2
Exercise of stock options	—	—	—	—	—	—	27	—	135	—	—	—	—	135
Conversion of notes payable	—	—	—	—	—	—	12	—	60	—	—	—	—	60
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,280)	(2,280)

BALANCE, DECEMBER 31, 1997	—	—	—	—	—	—	1,718	17	5,526	—	—	—	(12,911)	(7,368)
Issuance of common stock for cash and services	—	—	—	—	—	—	2,253	23	12,703	—	—	—	—	12,726
Stock compensation	—	—	—	—	—	—	—	—	150	—	—	—	—	150
Exercise of stock options	—	—	—	—	—	—	68	1	24	—	—	—	—	25
Conversion of notes payable	—	—	—	—	—	—	215	2	1,200	—	—	—	—	1,202
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,331)	(3,331)

BALANCE, DECEMBER 31, 1998	—	—	—	—	—	—	4,254	43	19,603	—	—	—	(16,242)	3,404
Issuance of common stock	—	—	—	—	—	—	162	2	532	—	—	—	—	534
Conversion of notes payable	—	—	—	—	—	—	80	1	994	—	—	—	—	995
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,679)	(5,679)

BALANCE, DECEMBER 31, 1999	—	—	—	—	—	—	4,496	46	21,129	—	—	—	(21,921)	(746)

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

(In thousands)	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C Convertible Preferred Stock Issuable	Series C Convertible Preferred Stock Subscriptions Receivable	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Notes Receivable from Officers	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount			Shares	Amount						Total
Conversion of notes payable	—	—	—	—	—	—	63	1	1,073	—	—	—	—	1,074
Issuance of Series B preferred stock for cash	193	15,000	—	—	—	—	—	—	—	—	—	—	—	15,000
Issuance of common stock for cash, services and notes	—	—	—	—	—	—	4,690	46	33,945	(2,358)	—	—	—	31,633
Discount on notes below market rate	—	—	—	—	—	—	—	—	—	241	—	—	—	241
Accrued interest on notes	—	—	—	—	—	—	—	—	—	(117)	—	—	—	(117)
Purchase of Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(993)	—	—	—	—	(993)
Amount in excess of redemption obligation	—	—	—	—	—	—	—	—	999	—	—	—	—	999
Accretion to redemption value on Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(149)	—	—	—	—	(149)
Stock-based compensation	—	—	—	—	—	—	—	—	9,609	—	—	—	—	9,609
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(24,661)	(24,661)

BALANCE, DECEMBER 31, 2000	193	15,000	—	—	—	—	9,249	93	65,613	(2,234)	—	—	(46,582)	31,890
Issuance of common stock for cash	—	—	—	—	—	—	3,052	30	78,000	—	—	—	—	78,030
Cash received for common stock to be issued	—	—	—	—	—	—	—	—	3,900	—	—	—	—	3,900
Issuance of common stock for services	—	—	—	—	—	—	3	—	60	—	—	—	—	60
Exercise of stock options	—	—	—	—	—	—	1	—	13	—	—	—	—	13
Accrued interest on notes	—	—	—	—	—	—	—	—	—	(189)	—	—	—	(189)
Payments on notes receivable	—	—	—	—	—	—	—	—	—	28	—	—	—	28
Accretion to redemption value on Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(239)	—	—	—	—	(239)
Stock-based compensation	—	—	—	—	—	—	—	—	1,565	—	—	—	—	1,565
Issuance of put option by stockholder	—	—	—	—	—	—	—	—	(2,949)	—	—	—	—	(2,949)
Record merger of entities	—	—	—	—	—	—	—	—	171,154	—	—	—	—	171,154
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(48,245)	(48,245)

BALANCE, DECEMBER 31, 2001	193	15,000	—	—	—	—	12,305	123	317,117	(2,395)	—	—	(94,827)	235,018
Issuance of common stock for cash	—	—	—	—	—	—	3,922	40	58,775	—	—	—	—	58,815
Issuance of common stock for cash already received	—	—	—	—	—	—	234	2	(2)	—	—	—	—	—
Issuance of stock award to employee	—	—	—	—	—	—	3	—	84	—	—	—	—	84
Cash received for common stock issuable	—	—	—	—	—	—	—	—	98	—	—	—	—	98
Accrued interest on notes	—	—	—	—	—	—	—	—	—	(229)	—	—	—	(229)
Payments on notes receivable	—	—	—	—	—	—	—	—	—	1,314	—	—	—	1,314
Beneficial conversion feature of Series B convertible preferred stock	—	—	—	—	—	—	—	—	1,421	—	—	—	—	1,421
Deemed dividend related to beneficial conversion feature of Series B convertible preferred stock	—	—	—	—	—	—	—	—	(1,421)	—	—	—	—	(1,421)
Accretion to redemption value on Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(251)	—	—	—	—	(251)
Stock-based compensation	—	—	—	—	—	—	—	—	268	—	—	—	—	268
Put option redemption by stockholder	—	—	—	—	—	—	—	—	1,921	—	—	—	—	1,921
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(206,265)	(206,265)

BALANCE, DECEMBER 31, 2002	193	15,000	—	—	—	—	16,464	165	378,010	(1,310)	—	—	(301,092)	90,773

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

(In thousands)	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C Convertible Preferred Stock Issuable	Series C Convertible Preferred Stock Subscriptions Receivable	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Notes Receivable from Officers	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount			Shares	Amount						Total
Issuance of Series C convertible preferred stock subscriptions	—	—	—	—	50,000	(50,000)	—	—	—	—	—	—	—	—
Cash collected on Series C convertible preferred stock subscriptions	—	—	—	—	—	31,847	—	—	—	—	—	—	—	31,847
Issuance of common stock for cash	—	—	—	—	—	—	3,494	35	49,965	—	—	—	—	50,000
Non-cash compensation expense of officer resulting from stockholder contribution	—	—	—	—	—	—	—	—	70	—	—	—	—	70
Issuance of common stock for cash already received	—	—	—	—	—	—	17	—	—	—	—	—	—	—
Notes receivable by stockholder issued to officers			—	—	—	—	—	—	225	—	(225)	—	—	—
Accrued interest on notes	—	—	—	—	—	—	—	—	—	(102)	(3)	—	—	(105)
Beneficial conversion feature of Series B convertible preferred stock	—	—	—	—	—	—	—	—	1,017	—	—	—	—	1,017
Deemed dividend related to beneficial conversion feature of Series B convertible preferred stock	—	—	—	—	—	—	—	—	(1,017)	—	—	—	—	(1,017)
Accretion to redemption value on Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(253)	—	—	—	—	(253)
Stock-based compensation	—	—	—	—	—	—	—	—	4,501	—	—	—	—	4,501
Put shares sold to majority stockholder	—	—	—	—	—	—	—	—	623	—	—	—	—	623
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(65,879)	(65,879)

BALANCE, DECEMBER 31, 2003	193	15,000	—	—	50,000	(18,153)	19,975	200	433,141	(1,412)	(228)	—	(366,971)	111,577
Issuance of Series C convertible preferred stock for cash	—	—	356	18,153	(18,153)	18,153	—	—	—	—	—	—	—	18,153
Issuance of Series C convertible preferred stock for cash already received	—	—	624	31,847	(31,847)	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	86	—	1,079	—	—	—	—	1,079
Exercise of warrants	—	—	—	—	—	—	4	—	46	—	—	—	—	46
Accrued interest on notes	—	—	—	—	—	—	—	—	—	(107)	—	—	—	(107)
Repayment of notes receivable by stockholder issued to officers	—	—	—	—	—	—	—	—	(225)	—	228	—	—	3
Repayment of stock note receivable	—	—	—	—	—	—	(90)	(1)	(1,518)	1,519	—	—	—	—
Conversion of Series A convertible preferred stock to common stock	—	—	—	—	—	—	891	9	5,239	—	—	—	—	5,248
Conversion of Series B convertible preferred stock to common stock	(193)	(15,000)	—	—	—	—	811	8	14,992	—	—	—	—	—
Conversion of Series C convertible preferred stock to common stock	—	—	(980)	(50,000)	—	—	4,464	45	49,955	—	—	—	—	—
Issuance of common shares in exchange for warrants	—	—	—	—	—	—	22	—	—	—	—	—	—	—
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	36	—	430	—	—	—	—	430
Net proceeds from initial public offering	—	—	—	—	—	—	6,557	66	83,110	—	—	—	—	83,176
Beneficial conversion feature of Series B convertible preferred stock	—	—	—	—	—	—	—	—	19,822	—	—	—	—	19,822
Deemed dividends related to beneficial conversion feature of Series B and Series C convertible preferred stock	—	—	—	—	—	—	—	—	(19,822)	—	—	—	—	(19,822)
Accretion to redemption value on Series A redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(60)	—	—	—	—	(60)
Stock-based compensation	—	—	—	—	—	—	—	—	6,810	—	—	—	—	6,810
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(75,992)	(75,992)

BALANCE, DECEMBER 31, 2004	—	—	—	—	—	—	32,756	327	592,999	—	—	—	(442,963)	150,363

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

(In thousands)	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C Convertible Preferred Stock Issuable	Series C Convertible Preferred Stock Subscriptions Receivable	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Notes Receivable from Officers	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount			Shares	Amount						Total
Issuance of common shares in exchange for warrants	—	—	—	—	—	—	24	—	245	—	—	—	—	245
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	58	1	494	—	—	—	—	495
Exercise of stock options	—	—	—	—	—	—	304	3	1,948	—	—	—	—	1,951
Issuance of stock awards to consultants	—	—	—	—	—	—	40	1	(146)	—	—	—	—	(145)
Issuance of stock and warrants for cash	—	—	—	—	—	—	17,132	171	170,063	—	—	—	—	170,234
Stock-based compensation	—	—	—	—	—	—	—	—	(1,828)	—	—	—	—	(1,828)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(114,338)	(114,338)

BALANCE, DECEMBER 31, 2005	—	—	—	—	—	—	50,314	503	763,775	—	—	—	(557,301)	206,977
Exercise of warrants	—	—	—	—	—	—	339	3	2,691	—	—	—	—	2,694
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	86	1	980	—	—	—	—	981
Exercise of stock options	—	—	—	—	—	—	263	3	2,309	—	—	—	—	2,312
Cancellation of common shares for stock notes receivable	—	—	—	—	—	—	(844)	(8)	8	—	—	—	—	—
Issuance of stock for cash	—	—	—	—	—	—	23,000	230	384,440	—	—	—	—	384,670
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	102	1	(341)	—	—	—	—	(340)
Issuance of common shares pursuant to research agreement	—	—	—	—	—	—	100	1	2,073	—	—	—	—	2,074
Stock-based compensation	—	—	—	—	—	—	—	—	14,667	—	—	—	—	14,667
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(230,548)	(230,548)

BALANCE, DECEMBER 31, 2006	—	—	—	—	—	—	73,360	734	1,170,602	—	—	—	(787,849)	383,487
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	124	1	1,064	—	—	—	—	1,065
Exercise of stock options	—	—	—	—	—	—	607	6	4,917	—	—	—	—	4,923
Issuance of stock awards to consultants	—	—	—	—	—	—	30	—	123	—	—	—	—	123
Issuance of stock for cash	—	—	—	—	—	—	27,014	270	249,480	—	—	—	—	249,750
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	146	2	(526)	—	—	—	—	(524)
Issuance of common shares pursuant to research agreement	—	—	—	—	—	—	100	1	943	—	—	—	—	944
Stock-based compensation	—	—	—	—	—	—	—	—	17,522	—	—	—	—	17,522
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(293,190)	(293,190)

BALANCE, DECEMBER 31, 2007	—	—	—	—	—	—	101,381	1,014	1,444,125	—	—	—	(1,081,039)	364,100

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

(In thousands)	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C Convertible Preferred Stock Issuable	Series C Convertible Preferred Stock Subscriptions Receivable	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Notes Receivable from Officers	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount			Shares	Amount						Total
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	349	4	896	—	—	—	—	900
Issuance of stock awards to consultants	—	—	—	—	—	—	30	—	(18)	—	—	—	—	(18)
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	248	2	(317)	—	—	—	—	(315)
Stock-based compensation	—	—	—	—	—	—	—	—	24,811	—	—	—	—	24,811
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	295	—	295
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(303,039)	(303,039)

BALANCE, DECEMBER 31, 2008	—	—	—	—	—	—	102,008	1,020	1,469,497	—	—	295	(1,384,078)	86,734
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	323	3	1,397	—	—	—	—	1,400
Issuance of stock for cash	—	—	—	—	—	—	8,360	84	59,640	—	—	—	—	59,724
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	2,240	22	(7,023)	—	—	—	—	(7,001)
Exercise of stock options	—	—	—	—	—	—	94	1	382	—	—	—	—	383
Stock-based compensation	—	—	—	—	—	—	—	—	20,219	—	—	—	—	20,219
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(581)	—	(581)
Unrealized gain on foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(220,104)	(220,104)

BALANCE, DECEMBER 31, 2009	—	—	—	—	—	—	113,025	1,130	1,544,112	—	—	(281)	(1,604,182)	(59,221)
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	288	3	1,602	—	—	—	—	1,605
Issuance of stock for cash	—	—	—	—	—	—	2,100	21	14,314	—	—	—	—	14,335
Issuance of stock in exchange for cancelling an equal amount of note payable to principal stockholder	—	—	—	—	—	—	2,100	21	16,660	—	—	—	—	16,681
Issuance of stock under share lending agreement	—	—	—	—	—	—	9,000	90	71	—	—	—	—	161
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	962	10	(3,402)	—	—	—	—	(3,392)
Exercise of stock options	—	—	—	—	—	—	318	3	921	—	—	—	—	924
Stock-based compensation	—	—	—	—	—	—	—	—	13,580	—	—	—	—	13,580
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	361	—	361
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(170,560)	(170,560)

BALANCE, DECEMBER 31, 2010	—	—	—	—	—	—	127,793	1,278	1,587,858	—	—	74	(1,774,742)	(185,532)

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

(In thousands)	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series C Convertible Preferred Stock Issuable	Series C Convertible Preferred Stock Subscriptions Receivable	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Notes Receivable from Officers	Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage
	Shares	Amount	Shares	Amount			Shares	Amount						Total
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	283	3	766	—	—	—	—	769
Issuance of stock for cash	—	—	—	—	—	—	1,400	14	9,526	—	—	—	—	9,540
Issuance of stock in exchange for cancelling an equal amount of note payable to principal stockholder	—	—	—	—	—	—	1,400	14	11,102	—	—	—	—	11,116
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	433	4	(547)	—	—	—	—	(543)
Exercise of stock options	—	—	—	—	—	—	214	2	626	—	—	—	—	628
Stock-based compensation	—	—	—	—	—	—	—	—	11,204	—	—	—	—	11,204
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(27)	—	(27)
Unrealized loss on foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(160,804)	(160,804)

BALANCE, DECEMBER 31, 2011	—	—	—	—	—	—	131,523	1,315	1,620,535	—	—	44	(1,935,546)	(313,652)
Exercise of stock options	—	—	—	—	—	—	3	—	9	—	—	—	—	9
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	886	9	(915)	—	—	—	—	(906)
Issuance of common shares pursuant to underwritten public offerings	—	—	—	—	—	—	81,938	819	166,045	—	—	—	—	166,864
Issuance of common shares in exchange for cancelling equal amounts of note payable to principal stockholder	—	—	—	—	—	—	71,250	713	183,824	—	—	—	—	184,537
Fair value of forward purchase contracts	—	—	—	—	—	—	—	—	1,237	—	—	—	—	1,237
Issuance of common shares pursuant to litigation settlement	—	—	—	—	—	—	225	2	436	—	—	—	—	438
Commitment to deliver common shares pursuant to litigation settlement to additional paid-in capital	—	—	—	—	—	—	—	—	6,056	—	—	—	—	6,056
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	211	2	860	—	—	—	—	862
Stock-based compensation	—	—	—	—	—	—	—	—	13,292	—	—	—	—	13,292
Cumulative translation (loss) gain	—	—	—	—	—	—	—	—	—	—	—	(2)	—	(2)
Reclassification adjustment for gains (losses) included in net loss	—	—	—	—	—	—	—	—	—	—	—	(48)		(48)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(169,366)	(169,366)

BALANCE, DECEMBER 31, 2012	—	—	—	—	—	—	286,035	2,860	1,991,379	—	—	(6)	(2,104,912)	(110,679)
Exercise of stock options	—	—	—	—	—	—	880	9	2,261	—	—	—	—	2,270
Issuance of common shares from the release of restricted stock units	—	—	—	—	—	—	1,870	20	(4,821)	—	—	—	—	(4,801)
Issuance of common shares pursuant to warrant exercises	—	—	—	—	—	—	66,353	664	171,485	—	—	—	—	172,149
Issuance of common shares pursuant to debt conversions by Deerfield	—	—	—	—	—	—	1,095	12	5,489	—	—	—	—	5,501
Issuance of common stock pursuant to ATM issuances	—	—	—	—	—	—	9,824	99	48,789	—	—	—	—	48,888
Issuance of common shares pursuant to litigation settlement	—	—	—	—	—	—	2,778	28	(28)	—	—	—	—	—
Issuance of common shares under Employee Stock Purchase Plan	—	—	—	—	—	—	557	5	1,258	—	—	—	—	1,263
Stock-based compensation	—	—	—	—	—	—	—	—	45,186	—	—	—	—	45,186
Cumulative translation (loss) gain	—	—	—	—	—	—	—	—	—	—	—	2	—	2
Commitment to deliver common shares pursuant to Deerfield conversion to additional paid-in capital	—	—	—	—	—	—	—	—	998	—	—	—	—	998
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(191,490)	(191,490)

BALANCE, DECEMBER 31, 2013	—	$—		$—			369,392	$3,697	$2,261,996	$—	$—	$(4)	$(2,296,402)	$(30,713)

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,			Cumulative Period from February 14, 1991 (Date of Inception) to December 31, 2013
	2011	2012	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(160,804)	$(169,366)	$(191,490)	$(2,296,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion	15,912	14,402	14,057	140,834
Stock-based compensation expense	11,204	13,292	45,186	183,104
Stock expense for shares issued pursuant to research agreement	—	—	—	3,018
Loss (gain) on sale, abandonment/disposal or impairment of property and equipment	(4)	682	817	25,070
Accrued interest on investments, net of amortization of premiums (discounts)	—	—	—	(191)
In-process research and development	—	—	—	19,726
Goodwill impairment	—	—	—	151,428
Loss on available-for-sale securities	—	117	—	990
Fair value of forward purchase contract	—	1,237	—	1,237
Common shares issued pursuant to litigation settlement	—	438	—	438
Commitment to deliver common shares pursuant to litigation settlement	—	6,056	—	6,056
Other, net	(3)	(2)	2	1,101
Changes in assets and liabilities:
State research and development credit exchange receivable	830	(290)	466	(297)
Prepaid expenses and other current assets	224	(1,545)	(965)	(3,535)
Other assets	87	—	—	(230)
Accounts payable	2,672	44	(1,071)	3,347
Accrued expenses and other current liabilities	6,045	15,075	3,675	38,724
Other liabilities	—	—	591	589

Net cash used in operating activities	(123,837)	(119,860)	(128,732)	(1,724,993)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	—	—	(796,779)
Sales and maturities of marketable securities	3,828	—	—	796,393
Purchase of property and equipment	(6,858)	(637)	(7,987)	(335,733)
Proceeds from sale of property and equipment	93	77	—	454

Net cash used in investing activities	(2,937)	(560)	(7,987)	(335,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	10,941	167,735	52,421	1,450,177
Collection of Series C convertible preferred stock subscriptions receivable	—	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	—	15,000
Cash received for common stock to be issued	—	—	—	3,900
Repurchase of common stock	—	—	—	(1,028)
Put shares sold to majority stockholder	—	—	—	623
Exercise of warrants for common stock	—	—	94,147	94,147
Borrowings under lines of credit	—	—	—	4,220
Payment of 2013 notes	—	—	(115,000)	(115,000)
Proceeds from issuance of facility financing obligation & milestone rights	—	—	119,500	119,500
Facility financing obligation & milestone rights issuance costs	—	—	(598)	(598)
Proceeds from notes receivables	—	—	—	1,742
Borrowings on notes payable to principal stockholder	53,000	12,750	—	387,750
Principal payments on notes payable to principal stockholder	—	—	—	(70,000)
Borrowings on notes payable	—	—	—	3,460
Principal payments on notes payable to our principal stockholder	—	—	—	(1,667)
Proceeds from senior convertible notes	—	—	—	207,050
Payment of employment taxes related to vested restricted stock units	(547)	(906)	(4,801)	(17,828)

Net cash provided by financing activities	63,394	179,579	145,669	2,131,448

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,			Cumulative Period from February 14, 1991 (Date of Inception) to December 31, 2013
	2011	2012	2013
	(In thousands)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(63,380)	$59,159	$8,950	$70,790
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,061	2,681	61,840	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,681	$61,840	$70,790	$70,790

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$—	$—	$—	$26
Interest paid in cash, net of amounts capitalized to Construction in progress	17,248	9,755	13,452	72,604
Accretion on redeemable convertible preferred stock	—	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	—	171,154
Issuance of common stock for notes receivable	—	—	—	2,758
Issuance of common stock pursuant to debt conversion by Deerfield	—	—	6,500	6,500
Issuance of put option by stockholder	—	—	—	(2,949)
Put option redemption by stockholder	—	—	—	1,921
Issuance of Series C convertible preferred stock subscriptions	—	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	—	(5,248)
Non-cash construction in progress and property and equipment	250	4,072	856	856
Capitalization of interest on note payable to principal stockholder	—	14,219	7,886	22,105
Reduction of principal on note payable to principal stockholder upon issuance of common stock and exercise of warrants	11,116	184,537	78,000	290,334
Forward purchase contracts contribution to additional paid-in capital	—	29,317	—	29,317
Reclassification of forward purchase contracts to additional paid-in capital	—	28,080	—	28,080

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

Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. It is costly to develop therapeutic products and conduct clinical studies for these products. From its inception through December 31, 2013, the Company has reported accumulated net losses of $2.3 billion, which include a goodwill impairment charge of $151.4 million and cumulative negative cash flow from operations of $1.7 billion. At December 31, 2013, the Company’s capital resources consisted of cash and cash equivalents of $70.8 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As of December 31, 2013, the Company had $30.1 million principal amount of available borrowings under the loan arrangement with The Mann Group, or the Loan Arrangement, although the Company anticipates using a portion of these available borrowings to capitalize accrued interest into principal as it becomes due and payable under the Loan Arrangement, upon mutual agreement of the parties (see Note 6). As described in Note 16, the Facility Agreement contains a financial covenant that requires the Company’s cash and cash equivalents, which include available borrowings under this Loan Arrangement, on the last day of each fiscal quarter to not be less than $25 million (see Note 16). Based on our current expectations, the Company believes that its existing capital resources will enable it to continue planned operations at least into the third quarter of 2014. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company will need to raise additional capital, whether through a sale of equity or debt securities, a strategic business collaboration with a pharmaceutical company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to continue the development and commercialization of AFREZZA and other product candidates and to support its other ongoing activities. However, the Company cannot provide assurances that such additional capital will be available whether through the sale of equity or debt securities, a strategic business collaboration with a pharmaceutical company, the establishment of other funding facilities, licensing arrangements, asset sales or other means.

Capital resources potentially available to the Company include proceeds from the exercise of warrants issued in its February 2012 public offering, the Company’s at-the-market issuance sales agreements (see Note 18) and issuance of additional 2019 notes and/or tranche B notes (see Note 18) to Deerfield, as more fully described below:

In February 2012, the Company sold in an underwritten public offering 35,937,500 units at an aggregate price to the public of $86.3 million, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock. As of December 31, 2013, there were 32,843,733 warrants outstanding that, if exercised, would result in proceeds of $47.3 million.

On March 18, 2013, the Company entered into at-the-market issuance sales agreements with two sales agents, under which the Company was permitted to issue and sell shares of its common stock having an aggregate offering

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price of up to $50.0 million under each agreement (provided that in no event was the Company permitted to issue and sell more than $50.0 million of shares of its common stock under both agreements in the aggregate) from time to time through either of the sales agents. As of December 31, 2013 the Company had sold $48.9 million in common stock through these agreements, net of fees, and no further sales through these agreements are permitted.

On July 1, 2013, the Company entered into the Facility Agreement, providing for the sale of up to $160.0 million of 2019 notes to Deerfield in four equal tranches of $40.0 million principal amount. In connection with the Facility Agreement, on July 1, 2013 the Company also entered into a Milestone Rights Purchase Agreement with Deerfield Private Design Fund and Horizon Santé FLML SÁRL (“HS” and together with Deerfield Private Design Fund, the “Milestone Purchasers”), pursuant to which, the Company sold the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones including the first commercial sale of an AFREZZA product and the achievement of specified net sales figures (see Note 16).

On July 1, 2013, Deerfield purchased the first tranche of 2019 notes and the Milestone Rights for an aggregate of $40.0 million. The closing of the second tranche of 2019 notes, which was subject to achievement and reporting of certain results from the Company’s two Phase 3 clinical studies of AFREZZA, occurred on September 5, 2013. The closing of the third tranche of 2019 notes occurred in conjunction with the payment, at maturity, of the 2013 notes on December 9, 2013. There can be no assurance that the conditions required for the purchase of the fourth tranche of the 2019 notes will be met or met in a timeframe necessary to support the Company’s liquidity needs (see Note 18).

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

For periods subsequent to December 12, 2001, the accompanying financial statements have been presented on a consolidated basis and include the wholly-owned subsidiaries, AlleCure and CTL. On December 31, 2002, AlleCure and CTL merged with and into the Company and ceased to be separate entities.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Segment Information — In accordance with Accounting Standards Codification (“ASC”) 280-10-50 Segment Reporting, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as one segment operating in the United States of America.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of significant accounting policies

Financial Statement Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. The more significant estimates reflected in these accompanying financial statements involve assessing long-lived assets for impairment, accrued expenses, including clinical trial expenses, valuation of forward purchase contracts, valuation of Milestone Rights, valuation of the Commitment Asset, valuation of stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of December 31, 2012 and 2013, cash equivalents were comprised of cash and money market accounts with maturities less than 90 days from the date of purchase.

Concentration of Credit Risk — Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. Cash and cash equivalents consist of interest-bearing accounts, which are regularly monitored by management and held in high credit quality institutions.

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

Milestone Rights — On July 1 2013, in conjunction with the execution of the Facility Agreement, the Company issued Milestone Rights to Deerfield whereby the Company agreed to provide Deerfield with pre-specified Milestone Payments upon the achievement of 13 specific Milestone Events related to the commercial release and future cumulative net sales of AFREZZA®. The Company analyzed the Milestone Rights under the provisions of ASC 815 and determined that the agreement does not meet the definition of a freestanding derivative. Since the Company has not elected to apply the fair value option to the Milestone Rights Purchase Agreement, the Company recorded the Milestone Rights at their estimated fair value and accounted for the Milestone Rights as a liability by applying the indexed debt guidance contained in paragraphs ASC 470-10-25-3 and 35-4.

The initial fair value estimate of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones and discounted to present value using a selected market discount rate. The expected timing and probability of achieving the milestones was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate was selected based on an estimation of required rate of returns for similar investment opportunities using available market data.

The Milestone Rights liability will be remeasured as the specified milestone events are achieved. Specifically, as each milestone event is achieved, the portion of the initially recorded Milestone Rights liability that pertains to the milestone event being achieved, will be remeasured to the amount of the specified related milestone payment. The resulting change in the balance of the Milestone Rights liability due to remeasurement will be recorded in our

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations as interest expense. Furthermore, the Milestone Rights liability will be reduced upon the settlement of each milestone payment. As a result, each milestone payment would be effectively allocated between a reduction of the recorded Milestone Rights liability and an expense representing a return on a portion of the Milestone Rights liability paid to the investor for the achievement of the related milestone event (see Note 16).

Commitment Asset — In connection with issuance of the first tranche of 2019 notes and the Milestone Rights, the Company recorded the Commitment Asset on July 1, 2013. The Commitment Asset represents the right to receive additional funding under future tranches of 2019 notes pursuant to the Facility Agreement. The initial value of the Commitment Asset was calculated using the income approach by estimating the fair value of the future tranches using a market debt rate commensurate with the risk of the future tranches and the fair value of the cash expected to be received by us and assessing the probability of the commitments being funded in the future based on the operational hurdles required for funding being met. The Commitment Asset attributable to each future tranche of 2019 notes under the Facility Agreement is derecognized and recorded as a debt discount on the 2019 notes when issued. The debt discount is amortized using the effective interest rate method over the life of the 2019 notes. Prior to derecognition occurring, the Company monitors the Commitment Asset on an ongoing basis to determine whether an impairment indicator is present that would result in a full or partial write down of the Commitment Asset as a result of events that may lead to the subsequent tranches of 2019 notes not being issued. Based on the monitoring procedures performed through December 31, 2013, the Company did not identify any indicators of impairment.

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

The carrying amounts reflected in the consolidated balance sheets for cash equivalents, other current assets, accounts payable, and accrued expenses and other, approximate fair value due to their relatively short maturities.

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

Property and Equipment — Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the term of the lease or the service lives of the improvements, whichever is shorter. Maintenance and repairs are expensed as incurred. Assets under construction are not depreciated until placed into service.

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

If the Company believes an asset to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Any write-downs would be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. No asset impairment was recognized during the years ended December 31, 2011, 2012 and 2013, respectively.

Income Taxes — The provisions for federal, foreign, state, and local income taxes are calculated on pre-tax income based on current tax law and include the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce net deferred income tax assets to amounts that are more likely than not to be realized.

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

Significant management judgment is involved in determining the provision for income taxes, deferred tax assets, deferred tax liabilities, and any valuation allowance recorded against net deferred tax assets. Due to uncertainties related to the realization of the Company’s deferred tax assets as a result of its history of operating losses, a valuation allowance has been established against the gross deferred tax asset balance. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates or the Company adjusts these estimates in future periods, a change in the valuation allowance may be needed, which could materially impact the Company’s financial position and results of operations.

Contingencies — Contingencies are recorded in accordance with ASC 450 Contingencies. Accordingly, the Company records a loss contingency for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These accruals represent management’s best estimate of probable loss. Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise our estimates. These revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations and financial position.

Stock-Based Compensation — As of December 31, 2013, the Company had three active stock-based compensation plans, which are described more fully in Note 12. The Company accounts for all share-based payments to employees, including grants of stock awards and the compensatory elements of the employee stock purchase plan in accordance with ASC 718. ASC 718 Compensation — Stock Compensation (“ASC 718”) requires all share-based payments to employees, including grants of stock options, restricted stock units, performance-based awards and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon the fair value of the awards at the grant date. The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options and the compensatory elements of employee stock purchase plans. Restricted stock units are valued based on the market price on the grant date. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

Warrants — The Company has issued warrants to purchase shares of its common stock. Warrants have been accounted for within equity in accordance with the provisions of ASC 815-40, Contracts in an Entity’s Own Stock, previously EITF Issue No. 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

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

Comprehensive Loss — Other comprehensive loss is recorded in accordance with ASC 220-10-45 Comprehensive Income, which requires that all components of comprehensive loss be reported in the financial statements in the period in which they are recognized. Other comprehensive loss includes certain changes in stockholders’ equity that are excluded from net income. Specifically, the Company includes unrealized gains and losses on its available-for-sale securities and cumulative translation gains and losses in other comprehensive loss.

Research and Development Expenses — Research and development expenses consist of costs associated with the clinical trials of the Company’s product candidates, manufacturing supplies and other development materials, including raw material purchases of insulin, compensation and other expenses for research and development

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

personnel, costs for consultants and related contract research, facility costs, and depreciation. Research and development costs, which are net of any tax credit exchange recognized for the Connecticut state research and development credit exchange program, are expensed as incurred consistent with ASC 730-10 Research and Development.

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

Interest Expense — Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest expense, net of interest capitalized, for the years ended December 31, 2011, 2012 and 2013 was $21.8 million, $21.6 million and $21.5 million, respectively. Interest costs capitalized for the years ended December 31, 2011, 2012, and 2013 were $0.4 million, $0.3 million, and $0.4 million, respectively.

Net Loss Per Share of Common Stock — Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of converting redeemable preferred stock, warrants to purchase redeemable convertible preferred stock and options. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding during the period plus the potential dilutive effects of redeemable convertible preferred stock and warrants to purchase redeemable convertible preferred stock, and options outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share for the year ended December 31, 2011, 2012 and 2013.

Restructuring Charges— The Company made estimates and judgments regarding the amount and timing of our restructuring expense and liability, including current and future period termination benefits, lease termination costs, and other exit costs to be incurred when related actions take place. We have also assessed the recoverability of certain long-lived assets employed in the business and, in certain instances shortened the expected useful life of the assets based on changes in their expected use. When we determine that the useful lives of assets are shorter than we had originally estimated, we record additional depreciation to reflect the assets’ new shorter useful lives. Severance and other related costs and asset-related charges are reflected within our consolidated statement of operations as a component of total restructuring charges incurred. Actual results may differ from these estimates.

Recently Issued Accounting Standards — From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2013, the FASB issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. These amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. These amendments provide for additional disclosure requirements for amounts reclassified out of accumulated other comprehensive income. These amendments are effective prospectively for interim and annual periods beginning after December 15, 2012. Early adoption is permitted. Effective January 1, 2013, the Company adopted the new requirements as set forth in ASU 2013-02 in the disclosure of comprehensive income on the Company’s consolidated financial statements. The adoption of the new requirements did not have a significant impact on the Company’s consolidated financial statements.

In July 2013, the FASB ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of ASU 2013-11 will have an impact on the Company’s consolidated financial statements.

3. State research and development credit exchange receivable

The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. During the years ended December 31, 2011, 2012 and 2013, research and development expenses were offset by $609,000, $289,000 and $282,000, respectively.

4. Property and equipment

Property and equipment consist of the following (dollar amounts in thousands):

	Estimated Useful Life (Years)	December 31,
		2012	2013
Land	—	$5,273	$5,273
Buildings	39-40	54,948	54,948
Building improvements	5-40	114,245	114,099
Machinery and equipment	3-15	81,382	82,189
Furniture, fixtures and office equipment	5-10	5,239	5,046
Computer equipment and software	3	11,840	11,289
Leasehold improvements	4	17	17
Construction in progress		12,266	14,756

		285,210	287,617
Less accumulated depreciation and amortization		(101,249)	(111,060)

Total property and equipment, net		$183,961	$176,557

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leasehold improvements are amortized over four years which is the shorter of the term of the lease or the service lives of the improvements. Depreciation and amortization expense related to property and equipment for the years ended December 31, 2011, 2012 and 2013, and the cumulative period from February 14, 1991 (date of inception) to December 31, 2013 was $14.6 million, $13.0 million, $11.5 million and $133.3 million, respectively.

No asset impairment was recognized during the years ended December 31, 2011, 2012 and 2013.

In December 2009, the Company recognized a loss on disposal of approximately $12.8 million in research and development expense related to the abandonment of first-generation inhaler specific assets which would no longer be used as the Company pursued the commercialization of the next-generation device.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	December 31,
	2012	2013
Salary and related expenses	$10,074	$12,193
Research and clinical trial costs	5,995	1,311
Accrued interest	4,533	2,082
Construction in progress	3,878	342
Other	1,297	5,706

Accrued expenses and other current liabilities	$25,777	$21,634

6. Related-party arrangements

In October 2007, the Company entered into a $350.0 million loan arrangement (the “Loan Arrangement”) with its principal stockholder. The Loan Arrangement has been amended from time to time. In February 2009, the promissory note underlying the Loan Arrangement was revised as a result of the principal stockholder being licensed as a finance lender under the California Finance Lenders Law. Accordingly, the lender was revised to The Mann Group. Until January 1, 2013, interest on outstanding principal amounts accrued at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum. Based on the amended terms of the agreement, the rate was fixed at 5.84% going forward. On October 31, 2013, the promissory note was further amended to, among other things, extend the maturity date of the loan to January 5, 2020, extend the date through which the Company can borrow under the Loan Arrangement to December 31, 2019, increase the aggregate borrowing amount under the Loan Arrangement from $350.0 million to $370.0 million, provide that repayments or cancellations of principal under the Loan Arrangement will not be available for reborrowing, and to cancel $78.0 million of principal indebtedness under the Loan Arrangement as payment for the aggregate exercise price of warrants, in accordance with the Common Stock and Warrant Purchase Agreement entered into with The Mann Group on October 18, 2012 (the “Mann Group Warrants”). The note payable to our principal stockholder is excluded from current liabilities due to the amendment on October 31, 2013 and presented as a non-current liability as of December 31, 2013. In addition, the Company and The Mann Group agreed to capitalize into principal $7.9 million of accrued interest that became due and payable upon cancellation of the $78.0 million of principal indebtedness.

As of December 31, 2013, the total principal amount outstanding under the Loan Arrangement was $49.5 million, and the amount available for future borrowings was $30.1 million. Interest is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as the Company and The Mann Group mutually agree. All or any portion of accrued and unpaid interest that becomes due and payable may

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be paid-in-kind and capitalized as additional borrowings at any time and would be classified as non-current upon mutual agreement of both parties. The Mann Group can require us to prepay up to $200.0 million in advances that have been outstanding for at least 12 months (less approximately $105.0 million aggregate principal amount that has been cancelled in connection with two common stock purchase agreements — a Common Stock Purchase Agreement between us and The Mann Group dated August 2010 and The Mann Group Common Stock Purchase Agreement). If The Mann Group exercises this right, the Company will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances. Subject to the foregoing, in the event of a default under our loan arrangement with The Mann Group, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the Loan Arrangement are unsecured. The Loan Arrangement contains no financial covenants. There are no warrants associated with the Loan Arrangement.

In August 2010, the Company entered into a letter agreement confirming a previous commitment by The Mann Group to not require the Company to prepay amounts outstanding under the amended and restated promissory note, if the prepayment would require the Company to use its working capital resources. In addition, The Mann Group entered into a subordination agreement with Deerfield pursuant to which The Mann Group agreed with Deerfield not to demand or accept any payment under the Loan Arrangement until the Company’s payment obligations to Deerfield under the Facility Agreement have been satisfied in full.

On August 10, 2010, the Company entered into a common stock purchase agreement with The Mann Group. Under this common stock purchase agreement, the Company was required to issue and sell, and The Mann Group was obligated to purchase, the same number of shares of the Company’s common stock that Seaside 88, LP (“Seaside”) purchased on each closing date under its agreement with the Company. The price of the shares that the Company sold to The Mann Group under the agreement was equal to the greater of $7.15 per share (the closing bid price of the Company’s common stock on August 10, 2010) and the closing bid price of the Company’s common stock on the trading day immediately preceding the applicable closing date. The aggregate purchase price for the shares of common stock the Company issued and sold to The Mann Group was paid by cancelling an equal amount of the outstanding principal under the $350.0 million loan arrangement provided by The Mann Group. An August 2010 amendment and restatement of the Company’s promissory note issued to The Mann Group in connection with the Loan Arrangement also provided for the cancellation of indebtedness under the note as described above and the elimination of the Company’s ability to reborrow under the note the amount of any indebtedness that was cancelled. The common stock purchase agreement with The Mann Group terminated upon termination of the Seaside agreement in the quarter ended September 30, 2011.

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

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concurrent with this public offering, The Mann Group agreed to purchase $77.2 million worth of restricted shares of common stock to be paid, at the discretion of the Company, by cash or by cancellation of principal indebtedness under the amended loan arrangement, subject to stockholder approval to increase the number of authorized shares. In May 2012, the Company’s stockholders approved an increase in the authorized shares of common stock from 250,000,000 to 350,000,000. On June 27, 2012, the Company completed the closing of the sale of 31,250,000 share of its common stock through the cancellation of outstanding indebtedness under the loan agreement (see Note 10).

In October 2012, the Company sold $92.0 million worth of units in an underwritten public offering, with each unit to purchase one share of common stock and a warrant to purchase at 0.75 of a share of common stock. Concurrent with the underwritten public offering, the Company entered into a Common Stock and Warrant Purchase Agreement on October 18, 2012, in which the Company was required to issue and sell and The Mann Group was obligated to purchase 40,000,000 restricted shares of the Company’s common stock at a purchase price of $2.59 per share (the consolidated closing bid price of the Company’s common stock on October 17, 2012), and 40,000,000 warrants to purchase up to an aggregate of 30,000,000 restricted shares of the Company’s common stock at a purchase price of $0.125 for each share of the Company’s common stock underlying the warrants, in exchange for cancellation of outstanding principal under the amended and restated promissory note with The Mann Group.

The restricted shares sold to The Mann Group may not be sold, pledged, assigned or transferred unless (i) the shares have been registered with the Securities and Exchange Commission or (ii) the restricted shares are exempt from SEC registration requirements and the Company has obtained an opinion from the Company’s counsel that the shares may be sold lawfully without registration.

As a result of the special meeting of the Company’s stockholders held on December 20, 2012 in which the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation to increase the authorized shares of its common stock from 350,000,000 shares to 550,000,000 shares, the Company completed the closing of the Common Stock and Warrant Purchase Agreement. The aggregate purchase price for the shares and warrants that the Company issued to The Mann Group was approximately $107.4 million and was paid for by cancelling principal indebtedness owed to The Mann Group under the amended and restated promissory note. The cancelled principal amount became available for reborrowing until the October 31, 2013 amendment discussed above. Additionally, in accordance with the terms of the note, the Company elected to capitalize the accrued and unpaid interest on the cancelled principal amount that became due upon the closing (see Note 10).

The principal amount outstanding under the Loan Arrangement as of December 31, 2012 and 2013, respectively, subsequent to the completion of the common stock purchase agreements was as follows (in thousands):

Principal amount outstanding at December 31, 2012	$119,635
Capitalization of accrued and unpaid interest due and payable as of October 31, 2013	7,886
Reduction of principal indebtedness related to the issuance of common stock pursuant to The Mann Group Warrants completed on October 31, 2013	(78,000)

Principal amount outstanding at December 31, 2013	$49,521

As of December 31, 2012 and December 31, 2013, the Company had accrued and unpaid interest of $2.2 million and $0.6 million, recorded in accrued expenses and other current liabilities and other liabilities, respectively, which related to the amount outstanding and had $125.4 million and $30.1 million, respectively, of available borrowings. Interest expense on the Company’s note payable to our principal stockholder for the years ended December 31, 2011, 2012 and 2013 was $10.9 million, $10.5 million and $6.3 million, respectively.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with certain meetings of the Company’s board of directors and on other occasions when the Company’s business necessitated air travel for the Company’s principal stockholder and other Company employees, the Company utilized the principal stockholder’s private aircraft, and the Company paid the charter company that manages the aircraft on behalf of the Company’s majority shareholder approximately $111,000, $200,000 and $82,000, respectively, for the years ended December 31, 2011, 2012 and 2013 on the basis of the corresponding cost of commercial airfare.

The Company has entered into indemnification agreements with each of its directors and executive officers, in addition to the indemnification provided for in its amended and restated certificate of incorporation and amended and restated bylaws (see Note 13).

7. Senior convertible notes

Senior convertible notes consist of the following (in thousands):

	December 31,
	2012	2013
2013 notes
Principal amount	$115,000	$—
Unaccreted debt issuance cost	(557)	—

Net carrying amount	114,443	—

2015 notes
Principal amount	$100,000	$100,000
Unaccreted debt issuance cost	(2,417)	(1,561)

Net carrying amount	97,583	98,439

Senior convertible notes	$212,026	$98,439

On August 18, 2010, the Company completed a Rule 144A offering of $100.0 million aggregate principal amount of 5.75% Senior Convertible Notes due 2015 (the “2015 notes”). The 2015 notes are governed by the terms of an indenture dated as of August 24, 2010 (the “2015 Note Indenture”). The 2015 notes bear interest at the rate of 5.75% per year on the principal amount, payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011. The Company had accrued interest of $2.2 million and $2.4 million as of December 31, 2012 and 2013, respectively, related to the 2015 notes. The 2015 notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the 2015 notes is August 15, 2015 and payment is due in full on that date for unconverted securities. Holders of the 2015 notes may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 147.0859 shares per $1,000 principal amount, which is equal to a conversion price of approximately $6.80 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the 2015 notes converted in connection with a fundamental change by increasing the conversion rate on such Notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of 2015 notes will have the option to require the Company to repurchase all or any portion of such holder’s notes at a repurchase price of 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. The Company may elect to redeem some or all of the 2015 notes if the closing stock price has equaled 150% of the conversion price for at least 20 of the 30 consecutive trading days ending on the trading day before the Company’s redemption notice. The redemption

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price will equal 100% of the principal amount of the 2015 notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a make-whole payment equal to the sum of the present values of the remaining scheduled interest payments through and including August 15, 2015 (other than interest accrued up to, but excluding, the redemption date). The Company will be obligated to make the make-whole payment on all the 2015 notes called for redemption and converted during the period from the date the Company mailed the notice of redemption to and including the redemption date. The Company may elect to make the make-whole payment in cash or shares of its common stock, subject to certain limitations. Under the terms of the 2015 Note Indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the contract, including the make-whole shares, is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the contract period under existing commitments. Applying the Company’s sequencing policy, the Company performed an analysis at the time of the offering of the 2015 notes and each reporting date since and concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was sufficient to deliver the number of shares that could be required to be delivered during the contract period under existing commitments.

The Company incurred approximately $4.2 million in issuance costs which are recorded as an offset to the 2015 notes in the accompanying condensed consolidated balance sheets. These costs are being charged to interest expense using the effective interest method over the term of the 2015 notes.

The 2015 notes contain provisions that upon an acceleration of certain indebtedness, which would include the 2019 notes described in Note 16, that the holders may elect to accelerate the Company’s repayment obligations under the notes if such acceleration is not cured, waived, rescinded or annulled. There can be no assurance that the holders would not choose to exercise these rights in the event such events were to occur.

On December 12, 2006, the Company completed an offering of $115.0 million aggregate principal amount of 3.75% 2013 notes, including $15.0 million aggregate principal amount of the 2013 notes sold pursuant to the underwriters’ over-allotment option that was exercised in full. The 2013 notes are governed by the terms of an indenture dated as of November 1, 2006 and a First Supplemental Indenture, dated as of December 12, 2006 (the “2013 Note Indenture”). The 2013 notes bear interest at the rate of 3.75% per year on the principal amount, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning June 15, 2007. The Company had accrued interest of $192,000 and $0 as of December 31, 2012 and December 31, 2013, respectively. The 2013 notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company. Holders may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding 2013 notes into shares of the Company’s common stock at an initial conversion rate of 44.5002 shares per $1,000 principal amount of 2013 notes, which is equal to a conversion price of approximately $22.47 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the 2013 notes converted in connection with a fundamental change by increasing the conversion rate on such 2013 notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of the 2013 notes will have the option to require the Company to repurchase all or any portion of such holder’s 2013 notes at a repurchase price of 100% of the principal amount of the 2013 notes to be repurchased plus accrued and unpaid interest, if any. Under the terms of the 2013 Note Indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the contract, including the make-whole shares, is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the contract period under existing commitments. Applying the Company’s sequencing policy, the Company performed an analysis at the time of the offering of

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the 2013 notes and each reporting date since and concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was sufficient to deliver the number of shares that could be required to be delivered during the contract period under existing commitments. On December 15, 2013, per the agreement, the Company paid $115.0 million on the notes, thus settling the debt.

The Company incurred approximately $3.7 million in debt issuance costs which were recorded as an offset to the debt in the accompanying balance sheet. These costs were fully accreted as of December 31, 2013.

Accretion of debt issuance expense in connection with the notes offerings during the years ended December 31, 2011, 2012, and 2013 were $1.3 million, $1.4 million, and $1.4 million, respectively.

8. Restructuring charges

On February 10, 2011, the Company announced that following receipt of the Complete Response letter from the United States Food and Drug Administration regarding the new drug application for AFREZZA, it implemented a restructuring to streamline operations, reduce operating expenses, extend the cash runway and focus its resources on securing the FDA’s approval of the NDA for AFREZZA. In connection with the restructuring, the Company reduced its total workforce by approximately 41% to 257 employees. The Company recorded charges of approximately $6.7 million for employee severance and other related termination benefits and recognized an initial liability of $6.7 million in February 2011, which approximated fair value.

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

9. Fair Value of Financial Instruments

The carrying amounts of financial instruments, which include cash equivalents and accounts payable, approximate their fair values due to their relatively short maturities. The fair value of the note payable to our principal stockholder cannot be reasonably estimated as the Company would not be able to obtain a similar credit arrangement in the current economic environment.

Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash. As of December 31, 2012 and 2013, the Company held $61.8 million and $70.8 million, respectively of cash and cash equivalents, consisting of money market funds of $60.8 million and $67.7 million, respectively, and the remaining funds in non-interest bearing checking accounts. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the carrying values and estimated fair values of the Company’s senior convertible notes due in 2013 and 2015 and the facility financing obligation due in 2019 (in millions).

	December 31, 2012		December 31, 2013
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
2013 notes	$114.4	$81.9	$—	$—
2015 notes	$97.6	$63.2	$98.4	$102.2
2019 notes	$—	$—	$102.3	$107.0

Senior convertible notes

The senior convertible notes due 2013 were paid in full in December, consequently, they had a balance of $0. The estimated fair value of the 2013 notes was calculated based on quoted prices in an active market (Level 1 in the fair value hierarchy). The estimated fair value of the senior convertible notes due 2015 was calculated based on model derived valuations whose inputs were observable, such as the Company’s stock price, and non-observable, such as the Company’s long-term historical volatility, which was estimated to be 65% (Level 3 in the fair value hierarchy). As there is no current observable market for the senior convertible notes due 2015, the Company determined the estimated fair value using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility and recent price quotes and trading information regarding Company issued debt instruments and shares of common stock into which the notes are convertible.

Facility financing agreement

As discussed in Note 16 — Facility financing agreement, in connection with the Facility Agreement, the Company issued 2019 notes and Milestone Rights and recorded the Commitment Asset on July 1, 2013. As there is no current observable market for the 2019 notes, the Company determined the estimated fair value using a bond valuation model based on a discounted cash flow methodology. The bond valuation model combined expected cash flows associated with principal repayment and interest based on the contractual terms of the debt agreement discounted to present value using a selected market discount rate of 12.4% (Level 3 in the fair value hierarchy). On December 31, 2013, the market discount rate was 12.7%. The estimated fair value of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones discounted to present value using a selected market discount rate (Level 3 in the fair value hierarchy). The expected timing and probability of achieving the milestones, starting in 2014, was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate (17.5%) was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. The fair value of the Commitment Asset was estimated using the income approach by estimating the fair value of the future tranches using a market debt rate (12%) commensurate with the risk of the future tranches and the fair value of the cash expected to be received by the Company and assessing the probability of the commitments being funded in the future based on the operational hurdles required for funding being met (Level 3 in the fair value hierarchy). At December 31, 2013, the carrying value of the Milestone Rights and Commitment Asset approximates their respective estimated fair values.

Derivatives

Four embedded features that required bifurcation and separate accounting were identified in the facility financing obligation and the Company determined should be bundled together as a single, compound embedded

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative, bifurcated from the host contract, and accounted for at fair value, with changes in fair value being recorded in the Statement of Operations. The four embedded derivatives contained in the facility financing obligation were the Conversion Option, Major Transaction Put Option, Acceleration upon a Legal Judgment Against the Company in Excess of $100,000, and Tax Gross-Up. The four embedded features were evaluated together as a single compound derivative to determine the fair value of the derivative. The estimated fair value of the embedded derivative was calculated using Level 3 inputs and by applying a cumulative probability percentage to the values derived from a Black-Karasinski lattice model for the major transaction put option (0.8%), the conversion option feature (0.0%), and the acceleration upon a legal judgment against the Company in excess of $100,000 feature (0.1%). The Tax Gross-Up feature was evaluated using a Level 2 analysis based on the withholding requirements (i.e., the tax laws) on interest payments between the US and the British Virgin Islands and was determined to be de-minimus. As of December 9, 2013 and December 31, 2013, management determined the impact of the valuation of the embedded derivative was immaterial (see Note 16).

The fair value of foreign exchange hedging contracts equals the carrying value at each balance sheet date. The fair value of these contracts was determined using methodologies based on market observable inputs (Level 2 in the fair value hierarchy), including foreign currency spot rates. The Company used derivative financial instruments to manage its exposure to foreign currency exchange risks related to quarterly purchases on insulin. The Company does not use derivative financial instruments for trading or speculative purposes, nor does it use leveraged financial instruments. Credit risk related to derivative financial instruments was considered minimal and was managed by requiring high credit standards for counterparties and through periodic settlements of positions.

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

The estimated fair values in connection with the February 2012 The Mann Group Common Stock Purchase Agreement (“The February 2012 Forward Purchase Contract”) and the October 2012 The Mann Group Common Stock and Warrant Purchase Agreement (“The October 2012 Forward Purchase Contract”) was based on forward purchase contract valuations (Level 3 in the fair value hierarchy) (see Note 10).

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

Included in the common stock outstanding as of December 31, 2011, 2012 and 2013 are 9,000,000 shares of common stock loaned to Bank of America under a share lending agreement in connection with the offering of the $100.0 million aggregate principal amount of 2015 notes (see Note 7). Bank of America is obligated to return the borrowed shares (or, in certain circumstances, the cash value thereof) to the Company on or about the 45th business day following the date as of which the entire principal amount of the notes ceases to be outstanding, subject to extension or acceleration in certain circumstances or early termination at Bank of America’s option. The Company did not receive any proceeds from the sale of the borrowed shares by Bank of America, but the Company did receive a nominal lending fee of $0.01 per share from Bank of America for the use of borrowed shares.

On August 10, 2010, the Company entered into an agreement with Seaside for the sale of up to 18,200,000 shares of common stock in increments of 700,000 shares on a bi-weekly basis with the first closing date scheduled for September 22, 2010 provided that certain conditions are met, including for a particular closing to take place, the ten-day volume weighted average trading price for the Company’s common stock immediately prior to such closing must be at least $6.50 per share. If the ten-day volume weighted average trading price for a particular closing was below $6.50 per share, then that closing did not occur and the aggregate number of shares to be purchased was reduced by 700,000 shares. The purchase price per share at each closing was equal to 92% of that 10-day volume weighted average price. During the years ended December 31, 2010 and 2011, the Company issued and sold a total of 2,100,000 and 1,400,000 shares of common stock, respectively, to Seaside for net proceeds of $14.1 million and $9.7 million, respectively, in accordance with the agreement. The agreement with Seaside terminated during the quarter ended September 30, 2011. During the agreement, the Company issued and sold a total of 3,500,000 shares of common stock to Seaside for net proceeds of $23.8 million. In conjunction with the Seaside agreement, on August 10, 2010, the Company entered into a common stock purchase agreement with The Mann Group. Under this common stock purchase agreement, the Company was required to issue and sell, and The Mann Group was obligated to purchase at a price equal to the greater of $7.15 per share (the closing bid price of the Company’s common stock on August 10, 2010) and the closing bid price of common stock on the trading day immediately preceding the applicable closing date, the same number of shares of the Company’s common stock that Seaside purchased on each closing date under its agreement with the Company (see Note 6). Concurrently with the Seaside closing, the Company issued and sold 2,100,000 and 1,400,000 shares to The Mann Group as of December 31, 2010 and 2011, respectively, for a total purchase price of $16.7 million and $11.1 million, respectively, which was paid by the cancellation of outstanding principal under the Company’s loan agreement with The Mann Group. The agreement with The Mann Group terminated during the quarter ended September 30, 2011. During the agreement, the Company issued and sold a total of 3,500,000 shares of common stock to The Mann Group that had resulted in total reduction in the note payable to The Mann Group of $27.8 million.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 8, 2012, the Company sold 35,937,500 units in an underwritten public offering, including 4,687,500 units sold pursuant to the full exercise of an over-allotment option granted to the underwriters, with each unit consisting of one share of common stock and a warrant to purchase 0.6 of a share of common stock. All of the securities were offered by the Company at a combined price to the public of $2.40 per unit and the underwriters purchased the units at a price of $2.256 per unit. Net proceeds from this offering were approximately $80.6 million, excluding any warrant exercises. The 21,562,500 shares of common stock underlying the warrants are exercisable at $2.40 per share and expire four years from the date of the issuance. The shares of common stock and warrants are immediately separable and were issued separately. Concurrent with the February 2012 underwritten public offering, the Company entered into a common stock purchase agreement with The Mann Group, pursuant to which the Company agreed to sell and The Mann Group agreed to purchase 31,250,000 shares of the Company’s restricted common stock at a price of $2.47 per share, the closing of which was subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Clearance”), and the Company’s receipt of stockholder approval to increase the authorized number of shares of our common stock. In June 2012, following HSR Clearance and the Company’s receipt of such stockholder approval, The Mann Group purchased $77.2 million worth of restricted shares of common stock which were paid through the cancellation of principal indebtedness under the amended loan arrangement with The Mann Group (see Note 6). For the twelve months ended December 31, 2013, the Company received $4.5 million in proceeds from the exercise of the February 2012 public offering warrants, with $47.3 million remaining unexercised.

The Company concluded that The Mann Group common stock purchase agreement represented a contingent forward purchase contract that met the definition of a derivative instrument in accordance with ASC 815. Of the 31,250,000 shares issuable pursuant to the common stock purchase agreement, the portion of the derivative instrument representing 14.7 million shares were recorded as equity (“Equity Portion”) as they met the criteria for equity classification under ASC 815-40 Derivatives and Hedging, Contracts in an Entity’s Own Stock. The remaining 16.5 million shares (“Non-Equity Portion”) required classification outside of equity as the Company did not have sufficient available shares at the time of issuance. The Company revalued the Non-Equity Portion of the forward purchase contract at each reporting date and recorded a fair value adjustment within “Other income (expense)”. At the time of issuance, the fair value of the forward purchase contract was $2.0 million. The Equity Portion of $0.9 million was classified as equity, and the Non-Equity Portion of $1.1 million was initially recorded to “Prepaid expenses and other current assets.”

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

In October 2012, pursuant to a previously filed Shelf Registration, which was declared effective by the SEC on September 24, 2012, the Company sold in an underwritten public offering 40,000,000 shares of its common stock, together with warrants to purchase up to 30,000,000 shares of the Company’s common stock. In addition, the Company sold pursuant to the full exercise of an over-allotment option granted to the underwriters, an additional 6,000,000 shares of common stock, together with warrants to purchase up to an aggregate of 4,500,000 shares of common stock. All of the securities were sold together with a warrant for a combined purchase price of $2.00 per unit. The shares of common stock and warrants are immediately separable and were issued separately. Net proceeds from this offering were approximately $86.3 million (after deducting discounts and commissions to the underwriters and offering expenses), excluding any future proceeds from the exercise of the warrants. Each warrant entitles the holder to purchase 0.75 of a share of common stock. The warrants are exercisable at $2.60 per share and expired in October 2013. The Company received $89.7 million in proceeds from the exercise of such warrants prior to their expiration. The Company performed an analysis of the warrants to determine their appropriate classification and concluded that the warrants should be classified within equity.

Concurrently with the underwritten public offering, the Company entered into a Common Stock and Warrant Purchase agreement, in which the Company was required to issue and sell and The Mann Group was obligated to purchase 40,000,000 restricted shares of the Company’s common stock and 40,000,000 warrants to purchase up to an aggregate of 30,000,000 restricted shares of the Company’s common stock in a separate private placement. The restricted shares were sold to The Mann Group at $2.59 per share (the consolidated closing bid price of the Company’s common stock on October 17, 2012), and the warrants were sold to The Mann Group at a purchase price of $0.125 for each share of the Company’s common stock underlying the warrants, in exchange for cancellation of outstanding principal under the $350.0 million amended and restated promissory note with The Mann Group. The restricted shares and warrants were sold to The Mann Group for an aggregate purchase price of $107.4 million. Following receipt of stockholder approval, in December 2012, to increase the Company’s authorized shares of common stock from 350,000,000 to 550,000,000, the Common Stock and Warrant Purchase agreement was consummated, and the shares of common stock and warrants were issued to The Mann Group.

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

On October 31, 2013, under the Amended and Restated Promissory Note, the Company issued 30,000,000 shares of common stock to The Mann Group upon the exercise of warrants. In exchange, the Company and The Mann Group agreed to cancel $78.0 million of outstanding principal indebtedness and to capitalize into principal the approximately $7.9 million of accrued interest that became due and payable upon cancellation of such principal indebtedness.

On July 1, 2013, the Company entered into the Facility Agreement (see Note 16) pursuant to which the Company had sold $120.0 million aggregate principal amount of notes to Deerfield in three tranches occurring on July 1, 2013, September 5, 2013 and December 9, 2013. Subject to certain conditions, as of December 31, 2013, Deerfield was permitted to convert a portion of the 2019 notes into shares of the Company’s common stock as described under “Conversion Option” in Note 16 below. As of December 31, 2013, Deerfield converted $6.5 million of principal from the 2019 notes, resulting in an issuance of 1,293,224 shares of common stock. The outstanding principal amount as of December 31, 2013 was $113.5 million (see Note 18).

The Company is authorized to issue 550,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized. As of December 31, 2012 and 2013, 286,035,082 and 369,391,972 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

11. Net loss per common share

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period excluding the shares loaned under the share lending arrangement (see Note 10). As of December 31, 2011, 2012 and 2013, 9,000,000 shares of the Company’s common stock, which were loaned to a share borrower pursuant to the terms of a share lending agreement, as described in Note 10, were issued and are outstanding, and holders of the borrowed shares have all the rights of a holder of the Company’s common stock. However, because the share borrower must return all borrowed shares to the Company (or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the 2015 senior convertible notes and the 2019 notes, that are not included in the diluted net loss per share calculation exclude the 9,000,000 shares of the Company’s common stock loaned under the share lending arrangement as of December 31, 2012 and 2013.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Potentially dilutive securities outstanding are summarized as follows:

	December 31,
	2011	2012	2013
Exercise of common stock options	10,082,351	18,674,539	24,237,940
Conversion of senior convertible notes into common stock	19,826,113	19,826,113	25,415,366
Exercise of common stock warrants	—	86,062,440	19,706,240
Vesting of restricted stock units	4,140,388	3,761,031	9,115,821

	34,048,852	128,324,123	78,475,367

12. Stock award plans

On May 23, 2013, the Company adopted the 2013 Equity Incentive Plan (the “2013 Plan”) as the successor to and continuation of the 2004 Equity Incentive Plan (the “2004 Plan”). The 2013 Plan consists of 21.5 million newly requested shares and the number of unallocated shares remaining available for grant for new awards under the 2004 Plan. The 2013 Plan provides for the granting of stock awards including stock options and restricted stock units, to employees, directors and consultants. The Plan also provides for the automatic, non-discretionary grant of options to the Company’s non-employee directors. No additional awards will be granted under the 2004 Plan or under the 2004 Non-Employee Directors’ Stock Option Plan (the “NED Plan”) as all future awards will be made out of the 2013 Plan.

As of December 31, 2013, the Company has two active stock-based compensation plans — the 2013 Plan and the 2004 Employee Stock Purchase Plan (the “ESPP”). The following table summarizes information about the Company’s stock-based award plans as of December 31, 2013:

	Outstanding Options	Outstanding Restricted Stock Units	Shares Available for Future Issuance
2004 Equity Incentive Plan	16,792,784	6,949,202	—
2013 Equity Incentive Plan	6,754,325	2,166,619	13,590,564
2004 Non-Employee Directors’ Stock Option Plan	690,831	—	—

Total	24,237,940	9,115,821	13,590,564

The Company’s board of directors determines eligibility, vesting schedules and exercise prices for stock awards granted under the 2013 Plan. The 2013 Plan provides for automatic, non-discretionary grant of options to the Company’s non-employee directors. Options and other stock awards under the 2013 Plan expire not more than ten years from the date of the grant and are exercisable upon vesting. Stock options generally vest over four years. Current stock option grants vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter. Restricted stock units generally vest at a rate of 25% per year over four years with consideration satisfied by service to the Company. Performance-based awards vest upon achieving pre-determined performance milestones, which are expected to occur over periods ranging from 11 months to 96 months from the date of grant. All but one of the milestones is considered probable as of December 31, 2013. The 2013 Plan provides for full acceleration of vesting if an employee is terminated within three months of a change in control, as defined in the 2013 Plan.

On May 23, 2013, the Compensation Committee also approved a management proposal designed to encourage employee retention. The proposal involved the grant of 5,598,100 performance-based stock options and 1,687,900 performance-based restricted stock units to employees, including executive officers of the Company. These grants have vesting terms subject to the achievement of specified regulatory and business development milestones related to AFREZZA. The performance-based options and performance-based restricted stock units had a grant date per share fair value of $3.05 and $6.85, respectively.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 7, 2013, the Compensation Committee approved a management proposal designed to encourage employee retention. The proposal involved the grant of performance-based restricted stock units to employees, including executive officers of the Company. A total of 5,846,000 restricted stock units were granted with vesting terms subject to the achievement of specified regulatory and business development milestones related to AFREZZA. The performance-based restricted stock units had a grant date fair value of $2.81.

On May 17, 2012, the Compensation Committee also approved a management proposal designed to encourage employee retention. The proposal involved the grant of stock options and restricted stock units to employees, including executive officers of the Company. A total of 3,942,500 options were granted with vesting terms subject to MannKind Corporation’s achievement of specified regulatory and business development milestones related to AFREZZA. A total of 3,892,500 options were granted with time-based vesting terms of 25% every 6 months beginning November 1, 2012, to be fully vested on May 1, 2014. The performance-based options and time-based stock options had a grant date fair value of $0.60 and $1.12, respectively.

On March 3, 2011, the Compensation Committee approved a management proposal designed to encourage employee retention. The proposal involved the issuance of restricted stock units and stock options to the majority of employees and executive officers of the Company. A total of 1,177,300 restricted stock units and 1,467,500 stock options were granted under the 2004 Plan. These units vested 50% annually for two years and became fully vested on March 3, 2013. Stock compensation expense associated with these grants was recorded on a straight line basis from March 3, 2011 through March 3, 2013 and was approximately $8.2 million.

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

In March 2004, the Company’s board of directors approved the ESPP, which became effective upon the closing of the Company’s initial public offering. Initially, the aggregate number of shares that could be sold under the 2004 Plan was 2,000,000 shares of common stock. On January 1 of each year, for a period of ten years beginning January 1, 2005, the share reserve automatically increases by the lesser of: 700,000 shares, 1% of the total number of shares of common stock outstanding on that date, or an amount as may be determined by the board of directors. However, under no event can the annual increase cause the total number of shares reserved under the ESPP to exceed 10% of the total number of shares of capital stock outstanding on December 31 of the prior year. On January 1, 2011, 2012 and 2013 the ESPP share reserve was increased by 700,000, 700,000 and 700,000 shares, respectively. As of December 31, 2013, 2,679,007 shares were available for issuance under the ESPP. For the years ended December 31, 2011, 2012 and 2013 the Company sold 282,816, 422,260 and 463,290 shares, respectively, of its common stock to employees participating in the ESPP. The ESPP purchase for the period ending December 31, 2013 was initiated prior to year end but did not settle until January 6, 2014. As a result, the shares sold are reflected in the ESPP share reserves but is excluded from common stock outstanding as of December 31, 2013.

In accordance with ASC 718, share-based payment transactions are recognized as compensation cost based on the fair value of the instrument on the date of grant. The Company accounts for non-employee stock-based compensation expense based on the estimated fair value of the options, which is determined using the Black-

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scholes option valuation model and amortizes such expense on a straight-line basis over the service period for time-based awards and over the expected dates of achievement for performance-based awards. These awards are subject to re-measurement until service is complete. As of December 31, 2013, there were options to purchase 203,700 shares of common stock outstanding to consultants.

During the years ended December 31, 2011, 2012 and 2013 the Company recorded stock-based compensation expense related to its stock award plans and the ESPP of $11.2 million, $13.3 million, and $45.2 million, respectively.

Total stock-based compensation expense recognized in the accompanying statements of operations is as follows (in thousands):

	Year Ended December 31,
	2011	2012	2013
Employee-related	$11,202	$13,224	$45,181
Consultant-related	2	68	5

Total	$11,204	$13,292	$45,186

Total stock-based compensation expense recognized in the accompanying statements of operations is included in the following categories (in thousands):

	Year Ended December 31,
	2011	2012	2013
Research and development	$5,366	$6,167	$20,409
General and administrative	5,838	7,125	24,777

Total	$11,204	$13,292	$45,186

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

The Company estimates volatility using the historical volatility of its stock. The Company has selected risk-free interest rates based on U.S. Treasury securities with an equivalent expected term in effect on the date the options were granted. Additionally, the Company uses historical data and management judgment to estimate stock option exercise behavior and employee turnover rates to estimate the number of stock option awards that will eventually vest. The Company calculated the fair value of employee stock options granted during the years ended December 31, 2011, 2012 and 2013 using the following assumptions:

Year Ended December 31,
	2011	2012	2013
Risk-free interest rate	0.10% — 2.43%	0.32% — 1.16%	0.94% — 1.82%
Expected lives	1.1 — 6.1 years	1.4 — 6.1 years	2.64 — 5.77 years
Volatility	76% — 83%	70% — 84%	75.83% — 86.26%
Dividends	—	—	—

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding:

	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2013	18,674,539	3.46	$4,867
Granted	6,919,900	6.63
Exercised	(881,139)	2.60
Forfeit	(287,374)	2.93
Expired	(187,986)	10.65

Outstanding at December 31, 2013	24,237,940	4.35	$40,972

Vested and expected to vest at December 31, 2013	23,533,436	4.35	$40,972
Exercisable at December 31, 2013	12,358,495	4.36	$22,126

The weighted average grant date fair value of the stock options granted during the years ended December 31, 2011, 2012 and 2013 was $2.04, $0.99 and $3.26 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2012 and 2013 was $443,000, $1,000 and $3.1 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at December 31 (for outstanding options), less the applicable exercise price.

Cash received from the exercise of options during the years ended December 31, 2011, 2012 and 2013 was approximately $625,000, $9,200 and $2.3 million, respectively. The weighted-average remaining contractual terms for options outstanding, vested and expected to vest, and exercisable at December 31, 2013 was 7.80 years, 7.77 years and 6.84 years, respectively.

A summary of restricted stock unit activity for the year ended December 31, 2013 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2013	3,761,031	$3.73
Granted	8,481,459	$3.93
Vested	(2,861,059)	$3.82
Forfeited	(265,610)	$3.36

Outstanding at December 31, 2013	9,115,821	$3.90

The total restricted stock units expected to vest as of December 31, 2013 was 8,761,363 with a weighted average grant date fair value of $3.40. The total intrinsic value of restricted stock units expected to vest as of December 31, 2013 was $45.6 million. Intrinsic value of restricted stock units expected to vest is measured using the closing share price at December 31, 2013.

Total intrinsic value of restricted stock units vested during the years ended December 31, 2011, 2012 and 2013 was $1.7 million, $2.9 million and $13.9 million, respectively. Intrinsic value of restricted stock units vested is measured using the closing share price on the day prior to the vest date. The total fair value of restricted stock units vested during the years ended December 31, 2011, 2012 and 2013 was $1.6 million, $3.0 million and $14.9 million, respectively.

As of December 31, 2013, there was $15.2 million and $23.2 million of unrecognized compensation expense related to options and restricted stock units, respectively, which is expected to be recognized over the weighted

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average vesting period of 1.6 years. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period. As of December 31, 2013, there was $107,000 and $3.7 million of unrecognized expenses related to performance-based options and restricted stock units, respectively, for milestones not considered probable of achievement.

13. Commitments and contingencies

Operating Leases — The Company leases certain facilities and equipment under various operating leases, which expire at various dates through 2014 and beyond. Future payments are deemed insignificant.

Rent expense under all operating leases, including office space and equipment, for the years ended December 31, 2011, 2012, and 2013 was approximately $766,000, $675,000, and $645,000 respectively.

Capital Leases — The Company’s capital leases were not material for the years ended December 31, 2011, 2012 and 2013.

Supply Agreement — In November 2007, the Company entered into a long-term supply agreement with N.V. Organon (“Organon”), now a subsidiary of Merck & Co., Inc. (the “Supply Agreement”), pursuant to which Organon manufactured and supplied specified quantities of recombinant human insulin to the Company. In June 2011, the Company entered into a letter agreement (the “Letter Agreement”) with Organon to settle a dispute that arose between the Company and Organon in connection with the termination by the Company of the Supply Agreement. Under the terms of the Letter Agreement, the Company paid Organon an aggregate of $16.0 million in two installments, each of which was paid after the Company received certain quantities of recombinant human insulin manufactured and supplied by Organon. The Letter Agreement is in full and final settlement of, and the Company and Organon agreed to release each other from, any and all actions and claims that the Company and Organon had or may have against each other in connection with the dispute regarding the Supply Agreement and related matters. The Company has concluded that the Letter Agreement represents a multiple element arrangement consisting of two elements representing the purchase of insulin and a contract cancellation fee. The Company has allocated the $16.0 million settlement in the following manner: first to the fair value of the insulin received, which was recorded as expense of $8.4 million and the remaining $7.6 million to the contract cancellation fee. These charges were recorded to “Research and development” operating expenses in the consolidated statements of operations of 2011.

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of December 31, 2013, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

involving activities associated with ongoing and normal business operations. In accordance with ASC 450 Contingencies, the Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceeding and claims as they are incurred.

The Securities Action. Beginning January 31, 2011, several complaints were filed in the U.S. District Court for the Central District of California against the Company and four of our officers — Alfred E. Mann, Hakan S. Edstrom, Dr. Peter C. Richardson (a former officer) and Matthew J. Pfeffer — on behalf of certain purchasers of our common stock. The complaints include claims asserted under Sections 10(b) and 20(a) of the Exchange Act and were brought as purported shareholder class actions. In general, the complaints alleged that the defendants violated federal securities laws by making materially false and misleading statements regarding our business and prospects for AFREZZA, thereby artificially inflating the price of the Company’s common stock. The U.S. District Court for the Central District of California consolidated the pending actions for all purposes. The consolidated action is referred to as the Securities Action.

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

As a result of settlement discussions with the plaintiffs taking place in the latter part of the quarter ended June 30, 2012 and entering into the stipulation of settlement for the Securities Action on July 23, 2012 and for the Derivative Action on August 3, 2012, the Company determined that the liabilities pertaining to both the securities and derivative lawsuits were probable as of June 30, 2012. The Company’s financial statements as of and for the three months ended June 30, 2012 reflected the following accruals:

(i)	Cash consideration. The Company recorded a current liability of $16.8 million under “Accrued expense and other current liabilities” and a corresponding current asset under “Prepaid expenses and other current asset” to reflect a receivable from the Company’s insurers. The Company has determined that the collectability of the receivable from the insurers is probable. The cash obligation resulted in no charge to the Company’s Condensed Consolidated Statements of Operations for the period.

(ii)	Stock consideration. The Company recorded a charge to “General and administrative” expenses and an estimated current liability under “Accrued expense and other current liabilities” of $7.7 million representing the estimated fair value of the 3,002,778 common shares to be issued in the aggregate subject to court approval.

(iii)	Additional stock consideration. The Company concluded that the contingent obligation to issue an additional 1,000,000 shares of its common stock, as defined in the stipulation of settlement agreement for the Securities Action, met the definition of a derivative instrument in accordance with ASC 815. The Company estimated the fair value of the derivative instrument using the Monte Carlo simulation model to forecast the contingent obligation applying probabilities that the stock price will be lower than $1.00 based on the following assumptions: expected volatility of 60%, risk free interest rate of 0.16% and final judgment dates ranging from four to six months. As a result, the Company estimated the fair value of this contingent obligation to be immaterial.

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

The Company considered the following in its financial statements as of and for the year ended December 31, 2012:

(i)	Cash consideration. Upon satisfying the conditions of cash payment during the fourth quarter of 2012 and receiving final approvals of settlement, the Company relieved from its balance sheet the $16.8 million of current liability and current receivable from insurers as of December 31, 2012.

(ii)	Stock consideration. As of December 31, 2012, the Company satisfied the conditions of issuing 225,000 shares of its common stock on the Derivative Action. With respect to the Securities Action, the issuance of 2,777,778 shares was initiated prior to year end and subsequently settled after year end. The Company concluded that the requirement to deliver these shares of common stock met the definition of a financial instrument representing a contingent forward contract in accordance with ASC 815 and that the forward contract met the criteria for equity classification, and further remeasurement through settlement was not required. The forward contract to issue shares settled on January 2, 2013, upon consummation of the delivery of these shares. The final fair values of the stock consideration are summarized in the following table:

	Number of Shares	Closing Price Per Share on Final Approval Date	Final Fair Value of Stock Consideration
Derivative Action	225,000	$1.94	$436,500
Securities Action	2,777,778	$2.18	6,055,556

Total	3,002,778		$6,492,056

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

14. Employee benefit plans

The Company administers a 401(k) Savings Retirement Plan (the “MannKind Retirement Plan”) for its employees. For the years ended December 31, 2011, 2012 and 2013, the Company contributed $777,000, $571,000 and $533,000 respectively, to the MannKind Retirement Plan.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Income taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. At December 31, 2013, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved. The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2011	2012	2013
Current
U.S. federal	$—	$—	$—
U.S. state	—	—	—
Non-U.S.	—	—	—

Total current	—	—	—

Deferred
U.S. federal	48,643	51,540	59,379
U.S. state	8,582	9,199	7,470
Non-U.S.	—	—	—
Valuation Allowance	(57,225)	(60,739)	(66,849)

Total deferred	—	—	—

Total	$—	$—	$—

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized. Components of the net deferred tax asset as of December 31, 2012 and 2013 are approximately as follows (in thousands):

	December 31,
	2012	2013
Deferred tax assets:
Net operating loss carryforwards	$609,471	$653,896
Research and development credits	65,315	70,091
Capitalized research	31,490	30,421
Milestone Rights	—	6,608
Accrued expenses	2,922	3,578
Non-qualified stock option expense	30,928	41,219
Capitalized patent costs	6,891	7,811
Other	—	837
Depreciation	3,134	2,539

Total net deferred tax assets	750,151	817,000
Valuation allowance	(750,151)	(817,000)

Net deferred tax assets	$—	$—

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2011, 2012 and 2013:

	December 31,
	2011	2012	2013
Federal tax benefit rate	35.0%	35.0%	35.0%
State tax benefit, net of federal benefit	—	—	—
Permanent items	—	—	—
Intercompany transfer of intellectual property	(5.0)	(4.0)	(4.3)
Valuation allowance	(30.0)	(31.0)	(30.7)

Effective income tax rate	0.0%	0.0%	0.0%

As required by ASC 740 Income Taxes (“ASC 740”), management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to net losses since inception. Accordingly, the net deferred tax assets have been fully reserved. Management reevaluates the positive and negative evidence on an annual basis. During the years ended December 31, 2011, 2012 and 2013, the change in the valuation allowance was $57.2 million, $60.7 million and $66.8 million, respectively, for income taxes.

At December 31, 2013, the Company had federal and state net operating loss carryforwards of approximately $1.7 billion and $1.2 billion available, respectively, to reduce future taxable income and which will expire at various dates beginning in 2018 and 2014, respectively. As a result of the Company’s initial public offering, an ownership change within the meaning of Internal Revenue Code Section 382 occurred in August 2004. As a result, federal net operating loss and credit carry forwards of approximately $216.0 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year can be utilized in future years in addition to the Section 382 limitation for those years. The federal net operating losses generated subsequent to the Company’s initial public offering in August 2004 are currently not subject to any such limitation as there have been no ownership changes since August 2004 within the meaning of Internal Revenue Code Section 382. At December 31, 2013, the Company had research and development credits of $45 million and $38 million for federal and state purposes, respectively. The federal credits begin to expire in 2024, and the state credits may be carried forward indefinitely.

A portion of the net operating loss carryforwards include amounts related to stock-based payment awards. Any excess tax benefits from stock-based compensation are only recognized for financial reporting purposes when income taxes payable is reduced, with a corresponding increase to additional paid-in capital.

The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no liabilities for uncertain income tax positions have been recorded. Tax years since 1998 remain subject to examination by the major tax jurisdictions in which the Company is subject to tax.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Facility financing agreement

The components of the Facility Agreement recorded as of December 31, 2013 consist of the following (in thousands):

December 31, 2013
2019 notes
Principal amount	$120,000
Principal converted to equity	(6,500)
Debt discount-net of amortization	(10,834)
Unaccreted debt issuance expense	(366)

Net carrying amount of facility financing agreement	$102,300

The Company’s Facility Agreement principal repayment schedule is comprised of payments beginning on the third anniversary of each issued tranche, totaling $28,375,000 annually, commencing on July 1, 2016 and ending on December 9, 2019, for a total amount of $113,500,000.

Milestone rights
Initial milestone rights fair value	$16,276
Debt discount-net of amortization	(51)
Unaccreted debt issuance expense	(61)
Less current portion of milestone rights included in other current liabilities	(3,151)

Net carrying amount included in other liabilities	$13,013

Commitment Asset
Initial commitment asset fair value	$13,393
Less Tranche 2 portion of commitment asset	(3,656)
Less Tranche 3 portion of commitment asset	(4,580)

Commitment asset value included in other assets	$5,157

Accretion of debt issuance cost and debt discount in connection with the Deerfield financing during the three and twelve months ended December 31, 2013 are as follows (in thousands).

	Three months ended December 31, 2013	Twelve months ended December 31, 2013
Accretion expense- debt issuance cost	$34	$42
Accretion expense- debt discount	$923	$1,113

On July 1, 2013, the Company entered into the Facility Agreement providing for the sale of up to $160.0 million of 2019 notes to Deerfield in four equal tranches of $40.0 million principal amount. The 2019 notes accrue interest at a rate of 9.75% per annum until maturity in 2019 or their earlier repayment, repurchase, or conversion. A portion of the principal amount of the 2019 notes was converted into shares of the Company’s common stock as described under “Conversion Option” below.

Deerfield purchased the first tranche of 2019 notes (the “Tranche 1notes”) and Milestone Rights (as defined below) in the aggregate principal amount of $40.0 million on July 1, 2013. The closing of the second tranche of 2019 notes (the “Tranche 2 notes”), which was subject to achievement and reporting of certain results from the Company’s two Phase 3 clinical studies of AFREZZA, occurred on September 5, 2013. Deerfield’s purchase of the third tranche of 2019 notes occurred on December 9, 2013 (the “Tranche 3 Notes”), and was subject to the

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repayment of the 2013 notes with the funds made available by the purchase of these 2019 notes. Deerfield’s obligation to purchase the fourth tranche of 2019 notes is subject to receipt of marketing approval of AFREZZA by the FDA and the shares of common stock issuable upon conversion of all previously sold 2019 notes being freely tradable pursuant to an effective registration statement filed with the SEC or pursuant to Rule 144 under the Securities Act.

The Company is required to repay 25% of the original principal amount of the 2019 notes sold in each tranche on the third, fourth, fifth and sixth anniversaries of the applicable issue dates of such 2019 notes; provided that the entire outstanding principal amount of all 2019 notes will become due and payable no later than December 31, 2019. The Company is required to repay any outstanding 2019 notes in full if the Company completes certain Major Transactions (as defined in the Facility Agreement), which include, but are not limited to, certain mergers and other change of control transactions involving the Company.

The Facility Agreement includes customary representations, warranties and covenants, including, a restriction on the incurrence of additional indebtedness, and a financial covenant which requires the Company’s cash and cash equivalents, which includes available borrowings on the principal stockholder note, on the last day of each fiscal quarter to not be less than $25.0 million. As discussed in Note 1 — Basis of Presentation, the Company will need to raise additional capital to support its current operating plans. Due to the uncertainties related to maintaining sufficient resources to comply with the aforementioned covenant, the 2019 notes have been classified as current liabilities in the accompanying balance sheet as of December 31, 2013. In the event of non-compliance, there can be no assurances that the holders of the 2019 notes will not exercise remedies available to them, which may include, among other things, the issuance of a notice of acceleration.

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

In accordance with the Facility Agreement, the Company reimbursed Deerfield $500,000 for a portion of documented expenses for attorneys, accountants and other professional advisors, and other out-of-pocket expenses Deerfield incurred in connection with the transaction. These costs were allocated between the 2019 notes and the Milestone Rights based upon their relative fair value resulting in $448,737 being allocated to the 2019 notes and included within the debt discount with the remainder being allocated to the Milestone Rights. In addition, the Company incurred a total of $597,529 in debt issuance costs, of which $536,266 was allocated to the 2019 notes and the remainder to the Milestone Rights using the relative fair value allocation method. A portion of the debt issuance costs, or $128,008, related to the fourth tranche of 2019 notes are included in other assets.

The Commitment Asset represents the right to receive additional funding under the second, third and fourth tranches of the Facility Agreement. The fair value of the Commitment Asset was estimated using the income approach by estimating the fair value of the future tranches using a market debt rate commensurate with the risk of the future tranches and the fair value of the cash expected to be received by the Company and assessing the probability of the commitments being funded in the future. The Commitment Asset will not be subsequently remeasured but it will be monitored for impairment until future tranches of 2019 notes are drawn. Upon the

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

drawing of additional tranches of 2019 notes, the portion of the Commitment Asset related to such tranche will be derecognized resulting in a debt discount being recorded on the additional tranches of 2019 notes issued. If the additional funding under the fourth tranche ceases to be probable of occurring, the Commitment Asset will be impaired and will be written off as an expense in the Statement of Operations.

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

Upon the issuance of the Tranche 3 notes, the portion of the Commitment Asset attributed to the Tranche 3 Notes was derecognized and recorded as a debt discount to the Tranche 3 notes. Therefore, the Tranche 3 notes were recorded as short-term debt for the $40.0 million received, less a $5.0 million debt discount. The effective interest rate on the Tranche 3 notes is 13.49% and the debt discount is being amortized over the term of the Tranche 3 notes using the effective interest method.

Milestone Rights

In connection with the execution of the Facility Agreement, on July 1, 2013, the Company issued Milestone Rights to the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an AFREZZA product and the achievement of specified net sales figures. The payments due under the Milestone Rights are subject to pro rata reduction in the event of certain funding failures by Deerfield under the Facility Agreement.

The Milestone Agreement includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to AFREZZA. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to AFREZZA in violation of the terms of the Milestone Agreement.

The Company analyzed the Milestone Rights under the provisions of ASC 815 Derivatives and Hedging and determined that the instruments do not meet the definition of a freestanding derivative. Since the Company has not elected to apply the fair value option to the Milestone Rights, the Company has initially recorded the Milestone Rights at their estimated fair value and accounted for the Milestone Rights as a liability by applying the indexed debt guidance contained in paragraphs ASC 470-10-25-3 and 35-4.

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

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Milestone Rights liability will be remeasured as the specified milestone events are achieved. Specifically, as each milestone event is achieved, the portion of the initially recorded Milestone Rights liability that pertains to such milestone event being achieved will be remeasured to the amount of the related milestone payment. The resulting change in the balance of the Milestone Rights liability due to such remeasurement will be recorded in the Company’s Statement of Operations as interest expense. Furthermore, the Milestone Rights liability will be reduced upon each such milestone payment being paid. As a result, each milestone payment would be effectively allocated between a reduction of the initially recorded Milestone Rights liability and an expense representing a return on a portion of the Milestone Rights liability paid to the Milestone Purchasers for the achievement of the related milestone event.

The Company identified and evaluated a number of embedded features in the Milestone Rights to determine if they represented embedded derivatives requiring bifurcation and separate accounting pursuant to ASC 815. There were no features in the Milestone Rights that required bifurcation and separate accounting

Security Agreement

In connection with the Facility Agreement, the Company and its subsidiary, MannKind LLC, entered into a Guaranty and Security Agreement (the “Security Agreement”) with Deerfield and HS (collectively, the “Purchasers”), pursuant to which the Company and MannKind LLC each granted the Purchasers a security interest in substantially all of their respective assets, including respective intellectual property, accounts, receivables, equipment, general intangibles, inventory and investment property, and all of the proceeds and products of the foregoing. The Security Agreement includes customary covenants by the Company and MannKind LLC, remedies of the Purchasers and representations and warranties by the Company and MannKind LLC. The security interests granted by us and MannKind LLC will terminate upon repayment of the 2019 notes and tranche B notes, if applicable (see Note 18), in full. Our obligations under the Facility Agreement and the Milestone Agreement are also secured by certain mortgages on the Company’s facilities in Danbury, Connecticut and Valencia, California.

Registration Rights Agreement

In connection with the Facility Agreement and the sale of the 2019 notes pursuant thereto, the Company entered into a Registration Rights Agreement with Deerfield (the “Registration Rights Agreement”), pursuant to which the Company agreed to register for sale, the shares issuable upon conversion of the 2019 notes within a specified time period following the issuance of each tranche of 2019 notes.

Pursuant to the Registration Rights Agreement, the number of aggregate shares of Common Stock included in the initial mandatory registration statement was 12.0 million shares (subject to adjustment in the event of a stock split, stock combination, reclassification, payment of stock dividends, recapitalization, or other similar transactions). (See Note 18.)

In the event the Company is unable to meet certain requirements of the Registration Rights Agreement specifically related to the filing of the registration statement within specified periods, using its best efforts to obtain effectiveness of the registration statement, or maintaining the effectiveness of the registration statement, the Company will be required to pay additional damages to Deerfield. The additional damages are calculated as 1% of Deerfield’s original principal amount of the relevant tranche of 2019 notes and shall accrue until the earlier of (i) the date on which the registration failure has been cured and (ii) the date on which the shares issuable upon conversion may be disposed of by Deerfield.

In accordance with the accounting guidance contained in ASC 825-20, the contingent obligation to make future payments, or otherwise transfer consideration, under a registration payment arrangement should be recognized and measured in accordance with ASC 450-20. ASC 450-20 requires an accrual to be recorded for a

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingent payment if it is both probable of occurring and the amount of the payment can be reasonably estimated. As of December 31, 2013, the Company determined that it is not probable that it will be obligated to pay additional damages to Deerfield pursuant to the Registration Rights Agreement, and therefore no accrual for such contingent payment has been recorded.

Embedded Derivatives

The Company identified and evaluated a number of embedded features in the notes issued under the Facility Agreement to determine if they represented embedded derivatives requiring bifurcation and separate accounting pursuant to ASC 815. In the Tranche 1 notes, we determined that the Contingent Prepayment Option and Tax Gross-Up features were embedded derivatives requiring bifurcation from the Tranche 1 notes. These features were evaluated by the Company and deemed to have a de-minimus value. Based on our analysis of the Tranche 2 notes, only one feature (the Tax Gross-Up) was required to be bifurcated. Similar to the conclusions reached in our analysis of the embedded features contained in the Tranche 1 notes, the Tax Gross-Up feature was deemed to have a de-minimus value. In analyzing the Tranche 3 notes, we identified four embedded features that required bifurcation and separate accounting and the Company determined that they should be bundled together as a single, compound embedded derivative, bifurcated from the host contract, and accounted for at fair value, with changes in fair value being recorded in the Statement of Operations. The four embedded derivatives contained in the Tranche 3 notes were the Conversion Option, Major Transaction Put Option, Acceleration upon a Legal Judgment Against the Company in Excess of $100,000, and Tax Gross-Up. The four embedded features, discussed in detail below, were evaluated together as a single compound derivative to determine the fair value of the derivative with the exception of the Tax Gross-Up feature which was deemed to have a de-minimus value. At the time of the issuance of Tranche 3, management determined that the value of these embedded derivatives at December 9, 2013, and at December 31, 2013 was immaterial.

Conversion Option

As of December 31, 2013, a portion of the 2019 notes was convertible into fully paid shares of the Company’s common stock from and after the 11th trading day following the public release, by the Company, of the Phase III data for the Product and until the second business day immediately prior to the final payment date, at a conversion price equal to the volume weighted average price (“VWAP”) per share of the stock during the 20 trading days immediately preceding the Purchaser’s election to convert. The number of Conversion Shares issuable upon a conversion shall be determined by dividing the Conversion Amount by the Conversion Price.

The number of shares issuable upon conversion of the 2019 notes was limited to the extent that Deerfield would otherwise acquire shares, that would cause the beneficial ownership of Deerfield and their affiliates to exceed 9.985% of the total number of shares of Common Stock then issued and outstanding.

The 2019 notes provided that Deerfield may exercise this conversion right for (i) up to 12.0 million shares of stock if the Conversion Price is $3.33 per share or less, (ii) up to 6.0 million shares of stock if the Conversion Price is $6.67 per share or more, and (iii) up to $40.0 million of principal if the Conversion Price is between $3.33 and $6.67 per share (collectively, the “Applicable Limits”).

As of December 31, 2013, Deerfield had converted $6.5 million principal amount of the 2019 notes to equity, resulting in an issuance of 1,293,224 shares of the Company’s common stock. Upon the conversion, the principal balance of the notes were recorded in equity and the loss was recognized in the Statement of Operations for the difference between the principal amount of the notes converted and their carrying amount (which included unamortized discount and debt issuance costs).

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major Transaction Put Option

The Facility Agreement requires that the Company give Deerfield notice of a Major Transaction at least 20 days prior to the anticipated effective date for such transaction, or if the Company has outstanding any class of publicly traded securities, not later than 2 business days following the public announcement thereof. Upon receiving such notice, if the successor entity does not meet the Qualification Criteria, then the Purchasers may exercise the put option, in their sole discretion, requiring the Company to repay the notes in full at an amount equal to the sum of the outstanding principal amount of the notes plus all interest accrued and unpaid on such date. Furthermore, in the event that the Purchaser exercises their rights under the Major Transaction Put Option, the obligations under the Milestone Agreement shall not terminate.

Acceleration upon a Legal Judgment Against the Company in Excess of $100,000

The Facility Agreement contains various events of default, including an event of default triggered in the event that a legal judgment is made against the Company in excess of $100,000, and the judgment remains unstayed on the appeal, undischarged, unbounded or undismissed for a period of 90 days from the date of judgment. Upon the occurrence and during the continuance of an event of default, the note holders have the option to cause the outstanding principal amount of the 2019 notes plus all accrued and unpaid interest to become immediately due and payable.

Tax Gross-Up

The Facility Agreement requires that if the Company is required by law to deduct any tax from any amount payable under the Agreement or any other Transaction Document, then the sum payable shall be increased by as much as necessary to compensate for such deduction. In addition, the Company will reimburse Deerfield for any future stamp or documentary taxes, or similar other charges or levies, incurred by Deerfield. The tax gross-up obligations do not apply to any payments under the Milestone Agreement.

17. Selected quarterly financial data (unaudited)

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

	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2012
Net loss	$(38,173)	$(36,578)	$(42,834)	$(51,781)

Net loss applicable to common stockholders	$(38,173)	$(36,578)	$(42,834)	$(51,781)

Net loss per share applicable to common stockholders — basic and diluted	$(0.27)	$(0.23)	$(0.22)	$(0.23)

Weighted average common shares used to compute basic and diluted net loss per share applicable to common stockholders	143,154	159,859	190,534	229,234

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2013
Net loss	$(40,965)	$(46,124)	$(50,818)	$(53,582)

Net loss applicable to common stockholders	$(40,965)	$(46,124)	$(50,818)	$(53,582)

Net loss per share applicable to common stockholders — basic and diluted	$(0.15)	$(0.16)	$(0.17)	$(0.16)

Weighted average common shares used to compute basic and diluted net loss per share applicable to common stockholders	280,058	284,044	296,386	337,284

18. Subsequent Event

In January 2014, Deerfield elected to convert an aggregate of $33.5 million of principal amount of the Tranche 2 Notes, pursuant to which the Company issued Deerfield 6,559,251 shares of the Company’s common stock. As a result of this election, Deerfield has fully exercised the conversion option under the 2019 notes by converting all of the Tranche 2 Notes, or $40.0 million of principal, into 7,852,475 shares of the Company’s common stock in the aggregate.

On February 28, 2014, the Company entered into a First Amendment to Facility Agreement and Registration Rights Agreement with Deerfield to provide for the issuance of tranche B notes to Deerfield in a maximum principal amount equal to (x) if the FDA approves the NDA for AFFREZZA and Deerfield purchased the fourth tranche of 2019 notes, 150% of the aggregate principal amount of the 2019 notes that Deerfield has converted into the Company’s common stock on and after the effective date of the amendment, up to $90.0 million, and (y) otherwise, 33.33% of the aggregate principal amount of the 2019 notes that Deerfield has converted into the Company’s common stock on and after the effective date of the amendment, up to $20.0 million, in each case subject to the satisfaction of certain other conditions. Any tranche B notes, if and when issued, would bear interest at the rate of 9.75% per year, subject to reduction to 8.75% if the Company enters into a collaboration with a third party to commercialize AFFREZZA, on the outstanding principal amount, payable in cash quarterly in arrears on the last business day of December, March, June and September of each year. The Company is required to repay 25% of the original principal amount of any tranche B notes on the third, fourth, fifth and sixth anniversaries of the applicable issue dates of such notes, provided that the entire outstanding principal amount of all tranche B notes will become due and payable no later than December 31, 2019. The tranche B notes will be prepayable without penalty or premium commencing two years after issuance thereof.

In addition, pursuant to the amendment, the outstanding 2019 notes held by Deerfield were amended and restated such that Deerfield may, subject to certain limitations, convert up to an additional $60.0 million principal amount under such 2019 notes into common stock after the effective date of the amendment. Pursuant to the amendment, the Company also amended its Registration Rights Agreement with Deerfield dated July 1, 2013 and agreed to register for resale up to 12,000,000 shares of common stock issuable upon conversion of the outstanding 2019 notes, as amended and restated, as of the date of the amendment, with a minimum conversion price of $5.00 per share unless the Company otherwise consents. The conversion price will be determined by the average of the volume weighted average prices per share during the three trading days immediately preceding the election to convert.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 3, 2014, the Company entered into two At-The-Market Issuance Sales Agreements (the “ATM Agreements”), one with MLV & Co. LLC (“MLV”), and one with Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.) (“Brinson Patrick”), pursuant to which the Company may issue and sell its common stock having aggregate sales proceeds of up to $50.0 million from time to time through MLV or Brinson Patrick, acting as the Company’s sales agents. The Company currently anticipates that all or substantially all sales of common stock under the ATM Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. The Company has not yet sold or issued any shares of its common stock under the ATM Agreements.