Form 10-Q
period 2014-03-31
MANNKIND CORP
filed 2014-05-12
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 5, 2014, there were 388,615,163 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2014

Page
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets: March 31, 2014 and December 31, 2013	2
Condensed Consolidated Statements of Operations: Three months ended March 31, 2014 and 2013 and the period from February 14, 1991 (date of inception) to March 31, 2014	3
Condensed Consolidated Statements of Comprehensive Loss: Three months ended March 31, 2014 and 2013 and the period from February 14, 1991 (date of inception) to March 31, 2014	4
Condensed Consolidated Statements of Cash Flows: Three months ended March 31, 2014 and 2013 and the period from February 14, 1991 (date of inception) to March 31, 2014	5
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
PART II: OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3. Defaults Upon Senior Securities	37
Item 4. Mine Safety Disclosures	37
Item 5. Other Information	37
Item 6. Exhibits	38
SIGNATURES	40

AFREZZA®, MedTone® and Technosphere® are our registered trademarks in the United States. We have also applied for and have registered company trademarks in other jurisdictions, including Europe and Japan.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$35,759	$70,790
Prepaid expenses and other current assets	3,640	5,485

Total current assets	39,399	76,275
Property and equipment — net	176,337	176,557
State research and development credit exchange receivable — net of current portion	380	298
Other assets	8,437	5,516

Total	$224,553	$258,646

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,638	$3,860
Accrued expenses and other current liabilities	15,006	21,634
Facility financing obligation	25,871	102,300

Total current liabilities	44,515	127,794
Senior convertible notes	98,662	98,439
Note payable to principal stockholder	49,521	49,521
Other liabilities	14,319	13,605

Total liabilities	207,017	289,359

Commitments and contingencies
Stockholders’ equity (deficit):
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value — 550,000,000 shares authorized at March 31, 2014 and December 31, 2013; 386,934,914 and 369,391,972 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	3,869	3,697
Additional paid-in capital	2,362,129	2,261,996
Accumulated other comprehensive loss	(4)	(4)
Deficit accumulated during the development stage	(2,348,458)	(2,296,402)

Total stockholders’ equity (deficit)	17,536	(30,713)

Total	$224,553	$258,646

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,		Cumulative period from February 14, 1991 (date of inception) to
	2014	2013	March 31, 2014
Revenue	$—	$—	$3,166

Operating expenses:
Research and development	26,182	26,398	1,603,474
General and administrative	15,229	10,039	500,615
In-process research and development costs	—	—	19,726
Goodwill impairment	—	—	151,428

Total operating expenses	41,411	36,437	2,275,243

Loss from operations	(41,411)	(36,437)	(2,272,077)
Other income (expense)	(5,890)	23	(8,792)
Interest expense on note payable to principal stockholder	(714)	(1,689)	(45,848)
Interest expense on notes	(4,042)	(2,863)	(59,128)
Interest income	1	1	37,005

Loss before benefit for income taxes	(52,056)	(40,965)	(2,348,840)
Income tax benefit	—	—	382

Net loss	(52,056)	(40,965)	(2,348,458)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	(952)

Net loss applicable to common stockholders	$(52,056)	$(40,965)	$(2,371,670)

Net loss per share applicable to common stockholders — basic and diluted	$(0.14)	$(0.15)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	368,784	280,058

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three months ended March 31,		Cumulative period from February 14, 1991 (date of inception) to
	2014	2013	March 31, 2014
Net loss	$(52,056)	$(40,965)	$(2,348,458)
Other comprehensive loss:
Cumulative translation (loss) gain	—	(2)	(4)
Unrealized gain (loss) on investments:
Unrealized holding gain (loss) during the period	—	—	48
Less: reclassification adjustment for gains (losses) included in net loss	—	—	(48)

Net unrealized (loss) gain on investments	—	—	—

Other comprehensive loss	—	(2)	(4)

Comprehensive loss	$(52,056)	$(40,967)	$(2,348,462)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,		Cumulative Period from February 14, 1991 (Date of Inception) to
	2014	2013	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,056)	$(40,965)	$(2,348,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and accretion	9,394	3,348	150,228
Stock-based compensation expense	10,937	5,189	194,042
Stock expense for shares issued pursuant to research agreement	—	—	3,018
(Gain) loss on sale, abandonment/disposal or impairment of property and equipment	—	—	25,070
Accrued interest on investments, net of amortization of discounts	—	—	(191)
In-process research and development	—	—	19,726
Goodwill impairment	—	—	151,428
Loss on available-for-sale securities	—	—	990
Litigation settlement in stock	—	—	6,494
Fair value of forward purchase contract	—	—	1,237
Other, net	—	(2)	1,101
Changes in assets and liabilities:
State research and development credit exchange receivable	(82)	(78)	(379)
Prepaid expenses and other current assets	1,845	690	(1,690)
Other assets	—	—	(230)
Accounts payable	(1,038)	(924)	2,309
Accrued expenses and other current liabilities	(6,704)	715	32,019
Other liabilities	714	—	1,303

Net cash used in operating activities	(36,990)	(32,027)	(1,761,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	—	(796,779)
Sales and maturities of marketable securities	—	—	796,393
Purchase of property and equipment	(1,409)	(1,459)	(337,142)
Proceeds from sale of property and equipment	—	—	454

Net cash used in investing activities	(1,409)	(1,459)	(337,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	1,463	78	1,451,640
Collection of Series C convertible preferred stock subscriptions receivable	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Put shares sold to majority stockholder	—	—	623
Exercise of warrants for common stock	1,938	—	96,085
Borrowings under lines of credit	—	—	4,220
Payment of 2013 notes	—	—	(115,000)
Proceeds from notes receivables	—	—	1,742
Proceeds from issuance of facility financing obligation & milestone rights	—	—	119,500
Facility financing obligation & milestone rights issuance costs	—	—	(598)
Borrowings on notes payable to principal stockholder	—	—	387,750
Principal payments on notes payable to principal stockholder	—	—	(70,000)
Borrowings on notes payable	—	—	3,460
Principal payments on notes payable	—	—	(1,667)
Proceeds from senior convertible notes	—	—	207,050
Payment of employment taxes related to vested restricted stock units	(33)	(427)	(17,861)

Net cash provided by (used in) financing activities	3,368	(349)	2,134,816

	Three months ended March 31,		Cumulative Period from February 14, 1991 (Date of Inception) to
	2014	2013	March 31, 2014
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(35,031)	$(33,835)	$35,759
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	70,790	61,840	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,759	$28,005	$35,759

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$—	$—	$26
Interest paid in cash, net of amounts capitalized	4,678	2,863	77,282
Accretion on redeemable convertible preferred stock	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	171,154
Issuance of common stock for notes receivable	—	—	2,758
Issuance of common stock pursuant to conversion of facility financing obligation	86,000	—	92,500
Issuance of put option by stockholder	—	—	(2,949)
Put option redemption by stockholder	—	—	1,921
Issuance of Series C convertible preferred stock subscriptions	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)
Non-cash construction in progress and property and equipment	1,700	3,863	1,700
Capitalization of interest on note payable to principal stockholder	—	—	22,105
Reduction of principal on note payable to principal stockholder upon issuance of common stock and exercise of warrants	—	—	290,334
Forward purchase contract contribution to APIC	—	—	29,317
Reclassification of forward purchase contract to APIC	—	—	28,080
Tranche B Commitment Asset	2,921	—	2,921

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

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of business and basis of presentation

The accompanying unaudited condensed consolidated financial statements of MannKind Corporation and its subsidiaries ( “MannKind” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 3, 2014 (the “Annual Report”).

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2014 may not be indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these accompanying financial statements involve assessing long-lived assets for impairment, accrued expenses, including clinical study expenses, valuation of forward purchase contracts, valuation of the facility financing obligation, commitment asset, milestone rights, valuation of stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.

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

Last October, the Company resubmitted a New Drug Application (“NDA”) for AFREZZA to the U.S. Food and Drug Administration (“FDA”), which included data from two completed Phase 3 studies 171 and 175, both of which met their primary efficacy endpoints and safety objectives. On April 1, 2014 the Endocrinologic and Metabolic Drugs Advisory Committee (“EMDA”) of the FDA voted 13 to 1 to recommend that AFREZZA inhalation powder be granted approval by the FDA to improve glycemic control in adults with type 1 diabetes and voted 14 to 0 to recommend that AFREZZA be granted approval by the FDA to improve glycemic control in adults with type 2 diabetes.

Subsequent to the EMDA meeting, the FDA extended the Prescription Drug User Fee Act (“PDUFA”) date for AFREZZA by three months from April 15, 2014 to July 15, 2014 in order to provide time for a full review of information submitted by the Company in response to the FDA’s requests.

Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. It is costly to develop therapeutic products and conduct clinical studies for these products. From its inception through March 31, 2014, the Company has reported accumulated net losses of $2.3 billion, which include a goodwill impairment charge of $151.4 million and cumulative negative cash flow from operations of $1.8 billion. At March 31, 2014, the Company’s capital resources consisted of cash and cash equivalents of $35.8 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As of March 31, 2014, the Company had $30.1 million principal amount of available borrowings under its loan arrangement (the “Loan Arrangement”) with The Mann Group LLC (“The Mann Group”) although the Company anticipates using a portion of these available borrowings to capitalize accrued interest into principal as it becomes due and payable under the Loan Arrangement, upon mutual agreement of the parties. As of March 31, 2014, the Company had accrued $1.3 million of interest related to the Loan Arrangement.

On July 1, 2013, the Company entered into a facility agreement (the “Facility Agreement”) with Deerfield Private Design Fund II, L.P. (“Deerfield Private Design Fund”) and Deerfield Private Design International II, L.P. (collectively, “Deerfield”), providing for the sale of up to $160.0 million of Senior Convertible Notes due 2019 (the “2019 notes”) to Deerfield in four equal tranches of $40.0 million principal amount. As of March 31, 2014, Deerfield had purchased the first three tranches of 2019 notes in the aggregate principal amount of $120.0 million; therefore, only $40.0 million remain unsold. Deerfield’s obligation to purchase the fourth tranche of 2019 notes is subject to the receipt of marketing approval of AFREZZA by the FDA and the shares of common stock issuable upon conversion of all previously sold 2019 notes being freely tradable pursuant to an effective registration statement filed with the SEC or pursuant to Rule 144 under the Securities Act. On February 28, 2014, the Company entered into a First Amendment to Facility Agreement and Registration Rights Agreement (the “Amendment”). The Amendment modified the terms of the Facility Agreement that was entered into on July 1, 2013 with Deerfield to provide for the issuance of an additional tranche of notes (the “Tranche B notes”) to Deerfield in a maximum principal amount equal to (x) if the FDA approves the NDA for AFREZZA and Deerfield purchased the fourth tranche of 2019 notes, 150% of the aggregate principal amount of the 2019 notes that Deerfield has converted into the Company’s common stock on and after the effective date of the Amendment, up to $90.0 million, and (y) otherwise, 33.33% of the aggregate principal amount of the 2019 notes that Deerfield has converted into the Company’s common stock on and after the effective date of the Amendment, up to $20.0 million, in each case subject to the satisfaction of certain other conditions. The Facility Agreement contains a financial covenant that requires the Company’s cash and cash equivalents, which include available borrowings under the Loan Arrangement, on the last day of each fiscal quarter to not be less than $25 million. Based on its current expectations, the Company believes that its existing capital resources will enable it to continue planned operations at least into the third quarter of 2014. However, the Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company will need to raise additional capital, whether through the sale of equity or debt securities, a strategic business collaboration with a pharmaceutical company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to continue the development of and to commercialize AFREZZA and other product candidates and to support its other ongoing activities. However, the Company cannot provide assurances that such additional capital will be available on favorable terms, or at all.

Capital resources potentially available to the Company include proceeds from the exercise of warrants issued in its February 2012 public offering, the Company’s at-the-market issuance sales agreements, and issuance of additional 2019 notes and/or Tranche B notes to Deerfield (see Note 11 – Facility financing agreement).

Fair Value of Financial Instruments — The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value due to their relatively short maturities. The fair value of the cash equivalents, note payable to related party, senior convertible notes, and the Facility Agreement are discussed in Note 13, “Fair Value Measurements.”

Recently Issued Accounting Standards — In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of the new requirement did not have a significant impact on the Company’s consolidated financial statements.

2. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	March 31, 2014	December 31, 2013
Salary and related expenses	$6,650	$12,193
Research and clinical trial costs	1,304	1,311
Accrued interest	958	2,082
Construction in progress	370	342
Other	5,724	5,706

Accrued expenses and other current liabilities	$15,006	$21,634

3. Accounting for stock-based compensation

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	Three months ended March 31,
	2014	2013
Stock-based compensation	$10,937	$5,189

The Company issued stock awards to employees during the three months ended March 31, 2014 with a four-year vesting schedule. The grant date fair value of the 46,400 restricted stock units and 17,700 stock options issued was $296,000 and $81,000, respectively, with a grant date fair value per share of $6.39 and $4.58, respectively.

As of March 31, 2014, there was $9.9 million and $14.0 million of unrecognized compensation cost related to options and restricted stock units, respectively, which are expected to be recognized over the remaining weighted average vesting period of 1.85 years. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period. As of March 31, 2014, there were $107,000 and $3.7 million of unrecognized expenses related to performance options and restricted stock units, respectively, for milestones not considered probable of achievement.

4. Net loss per common share

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period excluding the shares loaned to Bank of America, N.A. under a share lending arrangement (see Note 7 — Common and preferred stock). As of March 31, 2014, 9,000,000 shares of the Company’s common stock, which were loaned to Bank of America, N.A. pursuant to the terms of a share lending agreement as described in Note 7, were issued and are outstanding, and holders of the borrowed shares have all the rights of a holder of the Company’s common stock. However, because the share borrower must return all borrowed shares to the Company (or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying condensed consolidated statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes and conversion of the facility financing obligation, that are not included in the diluted net loss per share calculation consisted of an aggregate of 67,791,150 shares and 133,500,568 shares as of March 31, 2014 and 2013, respectively, and exclude the 9,000,000 shares loaned under the share lending arrangement.

5. State research and development credit exchange receivable

The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. There were no current estimated amounts receivable under the program at March 31, 2014 and December 31, 2013, respectively. Long-term estimated amounts receivable under the program were $380,000 and $298,000 at March 31, 2014 and December 31, 2013, respectively.

6. Property and equipment

Property and equipment — net consist of the following (dollar amounts in thousands):

	Estimated Useful Life (Years)	March 31, 2014	December 31, 2013
Land	—	$5,273	$5,273
Buildings	39-40	54,948	54,948
Building improvements	5-40	114,099	114,099
Machinery and equipment	3-15	82,189	82,189
Furniture, fixtures and office equipment	5-10	5,046	5,046
Computer equipment and software	3	11,306	11,289
Leasehold improvements	4	17	17
Construction in progress		17,041	14,756

		289,919	287,617
Less accumulated depreciation and amortization		(113,582)	(111,060)

Property and equipment — net		$176,337	$176,557

Leasehold improvements are amortized over four years which is the shorter of the term of the lease or the service lives of the improvements.

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	Three months ended March 31,
	2014	2013
Depreciation and amortization expense	$2,522	$2,990

7. Common and preferred stock

The Company is authorized to issue 550,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized. As of March 31, 2014 and December 31, 2013, 386,934,914 and 369,391,972 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding. Included in the common stock outstanding as of March 31, 2014 and December 31, 2013 are 9,000,000 shares of common stock loaned to Bank of America under a share lending agreement in connection with the offering of $100.0 million aggregate principal amount of 2015 notes (see Note 10 — Senior convertible notes). Bank of America is obligated to return the borrowed shares (or, in certain circumstances, the cash value thereof) to the Company on or about the 45th business day following the date as of which the entire principal amount of the 2015 notes ceases to be outstanding, subject to extension or acceleration in certain circumstances or early termination at Bank of America’s option. The Company did not receive any proceeds from the sale of the borrowed shares by Bank of America, but the Company did receive a nominal lending fee of $0.01 per share from Bank of America for the use of borrowed shares.

On July 1, 2013, the Company entered into the Facility Agreement with Deerfield providing for the sale of up to $160.0 million of 2019 notes to Deerfield in four equal tranches of $40.0 million principal amount. A portion of the principal amount of the 2019 notes were convertible into shares of the Company’s common stock at the note holder’s option.

On February 28, 2014, the Company amended the Facility Agreement to, among other things, allow Deerfield, subject to certain limitations, to convert up to an additional $60.0 million principal amount under the then-outstanding 2019 notes into common stock after the effective date of the Amendment, at a minimum conversion price of $5.00 per share unless the Company otherwise consents. The Company also agreed to register for resale up to 12,000,000 shares of common stock issuable upon conversion of the outstanding 2019 notes, with a minimum conversion price of $5.00 per share unless the Company otherwise consents. The conversion price will be determined by the average of the volume weighted average prices per share during the three trading days immediately preceding the election to convert. As of March 31, 2014, Deerfield had converted a portion of the outstanding 2019 notes into common stock (see Note 11 – Facility financing agreement).

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

Contingencies — In connection with the Facility Agreement, on July 1, 2013 the Company also entered into a Milestone Rights Purchase Agreement (the “Milestone Agreement”) with Deerfield Private Design Fund and Horizon Santé FLML SÁRL (collectively, the “Milestone Purchasers”), pursuant to which the Company sold the Milestone Purchasers certain rights (the “Milestone Rights”) to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an AFREZZA product and the achievement of specified net sales figures (see Note 11 – Facility financing agreement).

9. Related-party arrangements

In October 2007, the Company entered into a $350.0 million loan arrangement with its principal stockholder. The Loan Arrangement has been amended from time to time. On October 31, 2013, the promissory note underlying the Loan Arrangement was amended to, among other things, extend the maturity date of the loan to January 5, 2020, extend the date through which the Company can borrow under the Loan Arrangement to December 31, 2019, increase the aggregate borrowing amount under the Loan Arrangement from $350.0 million to $370.0 million and provide that repayments or cancellations of principal under the Loan Arrangement will not be available for reborrowing.

As of March 31, 2014, the total principal amount outstanding under the Loan Arrangement was $49.5 million, and the amount available for future borrowings was $30.1 million. Interest, at a fixed rate of 5.84%, is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as the Company and The Mann Group mutually agree. All or any portion of accrued and unpaid interest that becomes due and payable may be paid-in-kind and capitalized as additional borrowings at any time and would be classified as non-current upon mutual agreement of both parties. As of March 31, 2014, the Company had accrued $1.3 million of interest in other liabilities related to the Loan Arrangement. The Mann Group can require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months (less approximately $105.0 million aggregate principal amount that has been cancelled in connection with two common stock purchase agreements). If The Mann Group exercises this right, the Company will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances. However, pursuant to a letter agreement entered into in August 2010, The Mann Group has agreed to not require the Company to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require the Company to use its working capital resources. In addition, The Mann Group entered into a subordination agreement with Deerfield pursuant to which The Mann Group agreed with Deerfield not to demand or accept any payment under the Loan Arrangement until the Company’s payment obligations to Deerfield under the Facility Agreement have been satisfied in full. Subject to the foregoing, in the event of a default under the Loan Arrangement, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the Loan Arrangement are unsecured. The Loan Arrangement contains no financial covenants.

During the first quarter of 2014, there were no borrowings under or amendments to the Loan Arrangement.

10. Senior convertible notes

Senior convertible notes consist of the following (in thousands):

	March 31, 2014	December 31, 2013
2015 notes
Principal amount	$100,000	$100,000
Unaccreted debt issuance expense	(1,338)	(1,561)

Net carrying amount	$98,662	$98,439

On August 18, 2010, the Company completed a Rule 144A offering of $100.0 million aggregate principal amount of 5.75% Senior Convertible Notes due 2015 (the “2015 notes”). The 2015 notes are governed by the terms of an indenture dated as of August 24, 2010 (the “2015 Note Indenture”). The 2015 notes bear interest at the rate of 5.75% per year on the principal amount, payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011. In connection with the 2015 notes, the Company had accrued interest of $1.0 million and $2.4 million as of March 31, 2014 and December 31, 2013, respectively. The 2015 notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the 2015 notes is August 15, 2015 and payment is due in full on that date for unconverted securities. Holders of the 2015 notes may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 147.0859 shares per $1,000 principal amount, which is equal to a conversion price of approximately $6.80 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the 2015 notes converted in connection with a fundamental change by increasing the conversion rate on such 2015 notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of 2015 notes will have the option to require the Company to repurchase all or any portion of such holder’s 2015 notes at a repurchase price of 100% of the principal amount of the 2015 notes to be repurchased plus accrued and unpaid interest, if any. The Company may elect to redeem some or all of the 2015 notes if the closing stock price has equaled 150% of the conversion price for at least 20 of the 30 consecutive trading days ending on the trading day before the Company’s redemption notice. The redemption price will equal 100% of the principal amount of the 2015 notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a make-whole payment equal to the sum of the present values of the remaining scheduled interest payments through and including August 15, 2015 (other than interest accrued up to, but excluding, the redemption date). The Company will be obligated to make the make-whole payment on all the 2015 notes called for redemption and converted during the period from the date the Company mailed the notice of redemption to and including the redemption date. The Company may elect to make the make-whole payment in cash or shares of its common stock, subject to certain limitations. Under the terms of the 2015 Note Indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the contract, including the make-whole shares, is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the contract period under existing commitments. Applying the Company’s sequencing policy, the Company performed an analysis at the time of the offering of the 2015 notes and each reporting date since and has concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was sufficient to deliver the number of shares that could be required to be delivered during the contract period under existing commitments.

The Company incurred approximately $4.2 million in issuance costs which are recorded as an offset to the 2015 notes in the accompanying condensed consolidated balance sheets. These costs are being accreted to interest expense using the effective interest method over the term of the 2015 notes.

The 2015 notes provide that upon an acceleration of certain indebtedness, which would include the 2019 notes or the Tranche B notes described in Note 11, the holders may elect to accelerate the Company’s repayment obligations under the notes if such acceleration is not cured, waived, rescinded or annulled. There can be no assurance that the holders would not choose to exercise these rights in the event such events were to occur.

Accretion of debt issuance expense in connection with the 2015 notes during the three months ended March 31, 2014 and 2013 was $223,000 and $209,000, respectively.

11. Facility financing agreement

The components and activity from initial recording of the facility financing agreement recorded through March 31, 2014 consist of the following (in thousands):

March 31, 2014
2019 notes
Initial principal amount	$120,000
Principal converted to equity	(92,500)
Debt discount-net of amortization	(1,546)
Unaccreted debt issuance expense	(83)

Net carrying amount of facility financing agreement	$25,871

Milestone Rights
Initial milestone rights fair value	$16,276
Debt discount-net of amortization	(51)
Unaccreted debt issuance expense	(61)
Less current portion of milestone rights included in other current liabilities	(3,151)

Net carrying amount included in other liabilities	$13,013

Commitment Asset
Initial commitment asset fair value	$13,393
Tranche B commitment asset fair value	$2,921
Less Tranche 2 portion of commitment asset	(3,656)
Less Tranche 3 portion of commitment asset	(4,580)

Commitment asset value included in other assets	$8,078

Accretion of debt issuance cost and debt discount in connection with the Facility financing agreement during the three months ended March 31, 2014 are as follows (in thousands):

Three months ended March 31, 2014
Accretion expense- debt issuance cost	$282
Accretion expense- debt discount	$6,367

On July 1, 2013, the Company entered into the Facility Agreement providing for the sale of up to $160.0 million of 2019 notes to Deerfield in four equal tranches of $40.0 million principal amount. The 2019 notes accrue interest at a rate of 9.75% per annum until maturity in 2019 or their earlier repayment, repurchase, or conversion. As of March 31, 2014, Deerfield had purchased the first three tranches of 2019 notes in the aggregate principal amount of $120.0 million; therefore, only $40.0 million remain unsold. Deerfield’s obligation to purchase the fourth tranche of 2019 notes is subject to receipt of marketing approval of AFREZZA by the FDA and the shares of common stock issuable upon conversion of all previously sold 2019 notes being freely tradable pursuant to an effective registration statement filed with the SEC or pursuant to Rule 144 under the Securities Act.

On February 28, 2014, the Company entered into the Amendment, which modified the terms of the Facility Agreement to provide for the issuance of Tranche B notes to Deerfield in a maximum principal amount equal to (i) if the FDA approves the NDA for AFREZZA and Deerfield purchased the fourth tranche of 2019 notes, 150% of the aggregate principal amount of the 2019 notes that Deerfield has converted into the Company’s common stock on and after the effective date of the Amendment, up to $90.0 million, and (ii) otherwise, 33.33% of the aggregate principal amount of the 2019 notes that Deerfield has converted into the Company’s common stock on and after the effective date of the Amendment, up to $20.0 million, in each case subject to the satisfaction of certain other conditions. The Tranche B notes bear interest at the rate of 9.75% per year, subject to reduction to 8.75% if the Company enters into a collaboration with a third party to commercialize AFREZZA, on the outstanding principal amount, payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. The Company is required to repay 25% of the original principal amount of any Tranche B notes on the third, fourth, fifth and sixth anniversaries of the applicable issue dates of such notes, provided that the entire outstanding principal amount of all Tranche B notes will become due and payable no later than December 31, 2019. The Tranche B notes can be prepaid without penalty or premium commencing two years after issuance thereof.

In addition, pursuant to the Amendment, the outstanding first tranche of 2019 notes (the “Tranche 1 notes”) and third tranche of 2019 notes (the “Tranche 3 notes”) held by Deerfield were amended and restated such that Deerfield may, subject to certain limitations, convert up to an additional $60.0 million principal amount under such 2019 notes into common stock after the effective date of the Amendment, at a minimum conversion price of $5.00 per share. The Company also agreed to register for resale up to 12,000,000 shares of common stock issuable upon conversion of the outstanding 2019 notes, as amended and restated, as of the date of the Amendment.

Commitment Asset

In connection with the issuance of the Tranche 1 notes and the Milestone Rights, the Company recorded a commitment asset, or the Commitment Asset, on July 1, 2013. As a result of the Amendment, the Company recorded an additional commitment asset with an estimated fair value equal to $2.9 million. The Commitment Asset remaining as of March 31, 2014 represents the right to receive $40.0 million funding under tranche 4 of 2019 notes and up to $90 million of funding under Tranche B notes, subject to the achievement of certain milestones, pursuant to the Facility Agreement, as amended. The Commitment Asset is derecognized and recorded as a debt discount on the 2019 notes and Tranche B notes when issued and amortized using the effective interest rate method over the life of the notes. Prior to derecognition occurring, the Company monitors the Commitment Asset on an ongoing basis to determine whether an impairment indicator is present that would result in a full or partial write down of the Commitment Asset as a result of events that may lead to the subsequent tranches of notes not being issued. Based on the monitoring procedures performed through March 31, 2014, the Company did not identify any indicators of impairment.

Amendment to the outstanding Tranche 1 and Tranche 3 notes

The amendment and restatement of the outstanding Tranche 1 and Tranche 3 notes, pursuant to the Amendment, did not represent a troubled debt restructuring in the notes because the Amendment did not result in Deerfield granting a concession to the Company. In addition, the Amendment did not result in a substantial modification to the terms of the Tranche 1 and Tranche 3 notes.

The impact of the Amendment to the Tranche 1 and Tranche 3 notes will be accounted for as a prospective yield adjustment. Specifically the value of the Tranche B Commitment Asset was considered a fee received from the creditor as consideration for the Amendment and will be amortized as an adjustment of interest expense over the remaining term of the Tranche 1 and Tranche 3 notes using the effective interest method. As a result of the Amendment, the value of the Tranche B Commitment Asset was allocated between the Tranche 1 and Tranche 3 notes, which decreased the amount of debt discount on the Tranche 1 and Tranche 3 notes.

Conversion Option

For accounting purposes, the Company evaluated the embedded conversion option in the 2019 notes as a redemption feature because the number of shares issuable upon conversion is based on the volume weighted average prices for specified periods prior to the conversion date (as opposed to being fixed). Accordingly, conversions by Deerfield were treated as redemptions of the 2019 notes and, as discussed below, the Company analyzed whether the conversion option required bifurcation as an embedded redemption feature. As of December 31, 2013, Deerfield had converted $6.5 million principal amount of the second tranche of 2019 notes (the “Tranche 2 notes”) for equity, resulting in an issuance of 1,293,224 shares of the Company’s common stock. Upon the conversion, the principal balance of the notes were recorded in equity and an expense was recognized in the Statement of Operations in the amount of $0.6 million for the difference between the principal amount of the notes converted and their carrying amount (which included unamortized discount and debt issuance costs).

During January 2014, Deerfield elected to convert the remaining $33.5 million of Tranche 2 notes, which resulted in the issuance of 6,559,251 shares of the Company’s common stock. During the three months ended March 31, 2014, the Company recorded an expense of $3.0 million for the difference between the principal amount of the notes converted and their carrying amount (which included unamortized discount and debt issuance costs).

In March 2014, following the Amendment, which allowed Deerfield to convert up to an additional $60 million principal amount under the outstanding Tranche 1 and Tranche 3 notes, Deerfield elected to convert the full $40.0 million of outstanding principal amount of the Tranche 3 notes and $12.5 million of principal amount of the Tranche 1 notes, pursuant to which the Company issued Deerfield 7,121,120 and 2,142,709 shares of the Company’s common stock, respectively. As a result of these conversions, the Company recorded the principal balance of the notes in equity and an expense of $3.0 million for the difference between the principal amount of the notes converted and their carrying amount (which included the unamortized discount and debt issuance costs) and the write-off of the derivative liability that was previously bifurcated from the Tranche 3 notes.

In addition, the Company considered whether the amendment to the 2019 notes would result in the bifurcation of the conversion option in the Tranche 1 notes. Upon the issuance of the Tranche 1 notes on July 1, 2013 and as of March 31, 2014, the Company concluded that the conversion option was not required to be separated primarily due to the discount in the Tranche 1 notes not being deemed substantial under ASC 815-15-25-26.

12. Income taxes

As required by ASC 740 Income Taxes (“ASC 740”), management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded, in accordance with the applicable accounting standards, that net deferred tax assets should be fully reserved.

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

13. Fair Value of Financial Instruments

The Company applies various valuation approaches in determining the fair value of its financial assets and liabilities within a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

Level 1— Quoted prices for identical instruments in active markets.

Level 2— Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3— Significant inputs to the valuation model are unobservable.

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash. As of March 31, 2014 and December 31, 2013, the Company held $35.8 million and $70.8 million, respectively, of cash and cash equivalents, consisting primarily of money market funds of $34.9 million and $67.7 million, respectively, and the remaining in non-interest bearing checking accounts. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

The following is a summary of the carrying values and estimated fair values of the Company’s 5.75% Senior Convertible Notes due 2015 (the “2015 notes”) and the 2019 notes (in millions).

	March 31, 2014		December 31, 2013
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
2015 notes	$98.7	$95.1	$98.4	$102.2
2019 notes	$25.9	$25.7	$102.3	$107.0

Senior Convertible Notes

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

Facility financing agreement

As discussed in Note 11 — Facility financing agreement, in connection with the Facility Agreement, the Company issued 2019 notes and Milestone Rights and recorded the Commitment Asset on July 1, 2013. As there is no current observable market for the 2019 notes, the Company determined the estimated fair value using a bond valuation model based on a discounted cash flow methodology. The bond valuation model combined expected cash flows associated with principal repayment and interest based on the contractual terms of the debt agreement discounted to present value using a selected market discount rate of 12.7% (Level 3 in the fair value hierarchy). On March 31, 2014, the market discount rate was recalculated at 12.5% for the Tranche 1 notes. The Tranche 2 and Tranche 3 notes were fully converted by the end of the first quarter.

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

At March 31, 2014, as there had been no material changes to the established estimates, the carrying value of the Milestone Rights and Commitment Asset approximates their respective estimated fair values.

Also as discussed in Note 11 – Facility financing agreement, on February 28, 2014, the Company entered into the Amendment to Facility Agreement, and recorded an additional commitment asset which represented the increase in borrowing capacity that the Company received as consideration for the modifications made to the Facility Agreement and the Tranche 1 notes and Tranche 3 notes. The fair value of the additional commitment asset was estimated using a discounted cash flow analysis under the income approach. Specifically, the fair value of the additional commitment asset was determined by estimating the fair value of the future tranche using a market yield (11.9%) commensurate with the risk of the future tranche and the fair value of the cash expected to be received by the Company and assessing the probability of the commitment being funded in the future based on the operational hurdles required for funding being met as well as consideration of alternative funding options (Level 3 in the fair value hierarchy). As of February 28, 2014, the additional commitment asset was valued at $2.9 million. At March 31, 2014, as there have been no material changes to the established estimates, the carrying value of the Tranche B Commitment Asset approximates its respective estimated fair values.

There were no material re-measurements to fair value during the three months ended March 31, 2014 and 2013 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers of assets or liabilities between the fair value measurement levels during the three months ended March 31, 2014 and 2013.

14. Subsequent Events

On April 1, 2014 the EMDA voted 13 to 1 to recommend that AFREZZA inhalation powder be granted approval by the FDA to improve glycemic control in adults with type 1 diabetes and voted 14 to 0 to recommend that AFREZZA be granted approval by the FDA to improve glycemic control in adults with type 2 diabetes.

Subsequent to the EMDA meeting, the FDA extended the PDUFA date for AFREZZA by three months from April 15, 2014 to July 15, 2014 in order to provide time for a full review of information submitted by MannKind in response to the FDA’s requests.

On April 2, 2014, Deerfield elected to convert an aggregate of $7.5 million of principal amount of the Tranche 1 notes, pursuant to which the Company issued Deerfield 1,500,000 shares of the Company’s common stock. As a result of this election, Deerfield has fully exercised the conversion option under the Amendment by converting the additional $60.0 million of the Tranche 1 and Tranche 3 notes allowable, into 10,763,829 shares of the Company’s common stock in the aggregate.

On May 6, 2014, Deerfield purchased an aggregate principal amount of $20.0 million in Tranche B notes in accordance with the provisions of the Facility Agreement, as amended.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A Risk Factors and elsewhere in this quarterly report on Form 10-Q. The preceding interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related notes for the year ended December 31, 2013 and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

OVERVIEW

We are a biopharmaceutical company focused on the discovery and development of therapeutic products for diseases such as diabetes. Our lead product candidate, AFREZZA, is an ultra rapid-acting insulin therapy that is intended to improve glycemic control in adults with type 1 or type 2 diabetes.

In October 2013, we resubmitted a New Drug Application, or NDA, for AFREZZA to the U.S. Food and Drug Administration, or FDA, which included data from two completed Phase 3 studies 171 and 175, both of which met their primary efficacy endpoints and safety objectives. On April 1, 2014 the Endocrinologic and Metabolic Drugs Advisory Committee, or EMDA, of the FDA voted 13 to 1 to recommend that AFREZZA inhalation powder be granted approval by the FDA to improve glycemic control in adults with type 1 diabetes and voted 14 to 0 to recommend that AFREZZA be granted approval by the FDA to improve glycemic control in adults with type 2 diabetes.

Subsequent to the EMDA meeting, the FDA extended the Prescription Drug User Fee Act, or PDUFA, date for AFREZZA by three months to July 15, 2014 in order to provide time for a full review of information submitted by MannKind in response to the FDA’s requests.

We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of March 31, 2014, we have incurred a cumulative net loss of $2.3 billion and have stockholders’ equity of $17.5 million. To date, we have not generated any product revenues and have funded our operations through the sale of equity securities and convertible debt securities, through our facility agreement dated July 1, 2013, and through borrowings under our loan arrangement with The Mann Group LLC, or the Loan Arrangement. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding in the future, there will continue to be substantial doubt about our ability to continue as a going concern.

We do not expect to make sales of any product prior to regulatory approval and commercialization of AFREZZA. We currently do not have the required approvals to market any of our product candidates, and we may not receive such approvals. We may not be able to achieve positive cash flow from operations even if we succeed in commercializing any of our product candidates. We expect to make substantial expenditures and to incur additional operating losses for at least the next several years as we:

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

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies during the three months ended March 31, 2014.

Recently Issued Accounting Standards — In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of the new requirement did not have a significant impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

Three months ended March 31, 2014 and 2013

Revenue

We did not recognize any revenue for the three months ended March 31, 2014 or 2013. We do not anticipate sales of any product prior to regulatory approval and commercialization of AFREZZA.

Research and Development Expenses

The following table provides a comparison of the research and development expense categories for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three months ended March 31,
	2014	2013	$ Change	% Change
Clinical	$9,179	$13,282	$(4,103)	(31%)
Manufacturing	10,748	9,390	1,358	14%
Research	1,490	1,316	174	13%
Research and development tax credit	(83)	(78)	(5)	(6%)
Stock-based compensation expense	4,848	2,488	2,360	95%

Research and development expenses	$26,182	$26,398	$(216)	(1%)

The decrease in research and development expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was driven by a decrease of $4.1 million in clinical spending driven by the completion of two Phase 3 studies in the second quarter of 2013. The decrease in research and development was offset by an increase in stock-based compensation expense of $2.4 million in connection with the award of company-wide performance-based grants in the first and second quarters of 2013 and an increase in manufacturing spending of $1.4 million driven by supplies purchases related to commercialization preparation and non-capital spare parts.

We anticipate that our overall research and development expenses will increase in 2014 compared to 2013 due to the preparation for commercialization of AFREZZA.

General and Administrative Expenses

The following table provides a comparison of the general and administrative expense categories for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three months ended March 31,
	2014	2013	$ Change	% Change
Salaries and employee related expenses	$4,068	$3,437	$631	18%
Professional fees and other general expenses	5,073	3,901	1,172	30%
Stock-based compensation expense	6,088	2,701	3,387	125%

General and administrative expenses	$15,229	$10,039	$5,190	52%

General and administrative expenses for the three months ended March 31, 2014 increased compared to the three months ended March 31, 2013 primarily due to an increase in stock-based compensation expense of $3.4 million in connection with the award of company-wide performance-based grants made in the first and second quarters of 2013. Additionally, in the first quarter of 2014 there was an increase of $1.2 million in consulting and legal fees related to costs associated with filings, financing, and other legal matters and an increase of $0.6 million in salaries and employee related expenses resulting from the Chief Executive Officer voluntarily declining his 2012 bonus payment and accepting the 2013 bonus, which is paid out in the first quarter of the following year.

We expect general and administrative expenses overall to be higher in 2014 as compared to 2013 as a result of increased stock compensation expense due to anticipated milestone achievements.

Other Income (Expense)

Other income decreased from $23,000 for the three months ended March 31, 2013 to an expense of $5.9 million for the three months ended March 31, 2014. The decrease was primarily due to a $6.0 million expense associated with the unamortized discount and debt issuance costs upon conversion of the remaining balance of the Tranche 2 notes, the full conversion of the Tranche 3 notes, and the partial conversion of the Tranche 1 notes.

Interest Income and Expense

Interest expense on notes increased from $4.6 million for the three months ended March 31, 2013 to $4.8 million for the three months ended March 31, 2014. The increase of $0.2 million was primarily due to higher interest expense associated with the 9.75% Senior Convertible Notes due 2019, or 2019 notes, issued in the second half of 2013, which was partially offset by lower interest expense on the Loan Arrangement with The Mann Group due to a lower carrying value in 2014 compared to prior year.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations through the sale of equity securities and convertible debt securities and borrowings under the loan Arrangement with The Mann Group.

As of March 31, 2014, the total principal amount outstanding under the Loan Arrangement was $49.5 million, and the amount available for future borrowings was $30.1 million. We anticipate using a portion of these available borrowings to capitalize accrued interest into principal, upon mutual agreement of the parties, as it becomes due and payable under the Loan Arrangement.

On July 1, 2013, we entered into a facility agreement, or the Facility Agreement, with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P., referred to collectively as Deerfield, providing for the sale of up to $160.0 million of 2019 notes in four equal tranches of $40.0 million principal amount.

On February 28, 2014, we amended the Facility Agreement to provide for the issuance of an additional tranche of notes, or the Tranche B notes, to Deerfield in a maximum aggregate principal amount equal to i) if the FDA approves the NDA for AFREZZA and Deerfield purchases the fourth tranche of 2019 notes originally issuable pursuant to the Facility Agreement, 150% of the aggregate principal amount of 2019 notes that Deerfield has converted into our common stock on and after the effective date of the amendment, up to $90.0 million, and (ii) otherwise, 33.33% of the aggregate principal amount of 2019 notes that Deerfield has converted into our common stock on and after the effective date of the amendment, up to $20.0 million, in each case subject to the satisfaction of certain other conditions. The Tranche B notes bear interest at the rate of 9.75% per year, subject to reduction to 8.75% if we enter into a collaboration with a third party to commercialize AFREZZA, on the outstanding principal amount, payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. The amended Facility Agreement also provided Deerfield with the option, subject to certain limitations, to convert up to an additional $60.0 million of the 2019 notes issued and outstanding on the date of the amendment into shares of our common stock following the effective date of the amendment.

On April 2, 2014, Deerfield elected to convert an aggregate of $7.5 million of principal amount of the Tranche 1 notes, pursuant to which we issued Deerfield 1,500,000 shares of our common stock. As a result of this election, Deerfield has fully exercised the conversion option under the Facility Agreement, as amended, by converting the additional $60.0 million of the Tranche 1 and Tranche 3 notes allowable into 10,763,829 shares of our common stock in the aggregate. As of March 31, 2014, Deerfield had purchased the first three tranches of 2019 notes in the aggregate principal amount of $120.0 million; therefore, only $40.0 million remain unsold under the initial Financing Agreement. Deerfield’s obligation to purchase the fourth tranche of 2019 notes is subject to receipt of marketing approval of AFREZZA by the FDA and the shares of common stock issuable upon conversion of all previously sold 2019 notes being freely tradable pursuant to an effective registration statement filed with the SEC or pursuant to Rule 144 under the Securities Act. There can be no assurance that the conditions required for the purchase of additional 2019 notes pursuant to the amendment will be met or met in a timeframe necessary to support our liquidity needs.

On March 3, 2014, we entered into an At-The-Market Issuance Sales Agreement with MLV & Co. LLC, or MLV, and an At-The-Market Issuance Sales Agreement with Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.), or Brinson Patrick. We refer to the foregoing agreements as the “ATM Agreements.” Under each ATM Agreement, we may issue or sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through MLV or Brinson Patrick, as our sales agents. We expect that all or substantially all sales of common stock made under the ATM Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act. We have not yet sold or issued any shares of our common stock under the ATM Agreements. There can be no assurance that we will be able to access capital through the ATM Agreements on a timely basis, or at all.

During the three months ended March 31, 2014, we used $37.0 million of cash for our operations and had a net loss of $52.1 million, which included $20.3 million of non-cash charges consisting of depreciation and accretion, and stock-based compensation. By comparison, during the three months ended March 31, 2013, we used $32.0 million of cash for our operations and had a net loss of $41.0 million, which included $8.5 million of non-cash charges consisting of depreciation and accretion, stock-based compensation. The operating cash flow decreased by $5.7 million primarily due to decreases in accrued expenses associated with the clinical trials and accrued interest associated with our loan arrangement with The Mann Group. The change is also due to incremental expenses associated with employee compensation. We expect our negative operating cash flow to continue at least until we obtain regulatory approval and achieve commercialization of AFREZZA.

We used $1.4 million of cash for investing activities during the three months ended March 31, 2014, compared to $1.5 million of cash used for the three months ended March 31, 2013.

Our financing activities generated $3.4 million of cash for the three months ended March 31, 2014, as compared to negative cash flow of $0.3 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, cash provided by financing activities was from $1.9 million in warrant exercises and $1.5 million from the exercise of stock options.

As of March 31, 2014, we had $35.8 million in cash and cash equivalents. We believe that our existing capital resources will enable us to continue planned operations at least into the third quarter of 2014. However, we cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of the capital resources more rapidly than we currently anticipate. We will need to raise additional capital, whether through a sale of equity or debt securities, a strategic business collaboration with a pharmaceutical company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. However, we cannot provide assurances that such additional capital will be available whether through the sale of equity or debt securities, a strategic business collaboration with a pharmaceutical company, the establishment of other funding facilities, licensing arrangements, asset sales or other means.

We intend to use our capital resources to continue the development and commercialization of AFREZZA, if approved. We are expending a portion of our capital resources to scale up our manufacturing capabilities in our Danbury facilities. We also intend to use our capital resources for general corporate purposes.

We have held extensive discussions with a number of pharmaceutical companies concerning a potential strategic business collaboration for AFREZZA. We cannot predict when, if ever, we will conclude an agreement with a partner. There can be no assurance that any such collaboration will be entered on a timely basis or on acceptable terms, or at all.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates impacting our short-term investment portfolio. The interest rate on amounts borrowed under our loan arrangement with The Mann Group for the year ended December 31, 2013 and three months ended March 31, 2014 was a fixed rate equal to 5.84%. As of December 31, 2013, the total principal amount outstanding under the Loan Arrangement was $49.5 million. We also have debt related to the 2015 notes at a fixed interest rate of 5.75% and debt related to the Facility Agreement at a fixed interest rate of 9.75%. Due to the fixed interest rates of our debt, we do not currently have any exposure to changes in our interest expense as a result of changes in interest rates. Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments are entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. As of March 31, 2014, the amount available for borrowing under our loan arrangement with The Mann Group was $30.1 million. If a 10% change in interest rates were to have occurred on March 31, 2014, this change would not have had a material effect on the value of our short-term investment portfolio or on our interest expense obligations with respect to outstanding borrowed amounts.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management determined that, as of March 31, 2014, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Last October, we resubmitted a NDA for AFREZZA to the FDA, which included data from two completed Phase 3 studies 171 and 175, both of which met their primary efficacy endpoints and safety objectives. On April 1, 2014 the EMDA voted 13 to 1 to recommend that AFREZZA inhalation powder be granted approval by the FDA to improve glycemic control in adults with type 1 diabetes and voted 14 to 0 to recommend that AFREZZA be granted approval by the FDA to improve glycemic control in adults with type 2 diabetes.

Subsequent to the Advisory Committee meeting, the FDA extended the PDUFA date for AFREZZA by three months to July 15, 2014 in order to provide time for a full review of information submitted by MannKind in response to the FDA’s requests.

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

We have never been profitable or generated positive cash flow from operations and, as of March 31, 2014, we had incurred a cumulative net loss of $2.3 billion. The cumulative net loss has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to further develop and commercialize our product candidates, including costs and expenses to complete clinical studies, seek regulatory approvals and market our product candidates, including AFREZZA. Our cumulative net loss may increase significantly as we continue development and clinical study efforts. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of March 31, 2014, we had stockholders’ equity of $17.5 million. Our ability to achieve and sustain positive cash flow from operations and profitability depends upon obtaining regulatory approvals for and successfully commercializing AFREZZA, either alone or with third parties. We do not currently have the required approvals to market any of our product candidates, and we may not receive them. We may not generate positive cash flow from operations or be profitable even if we succeed in commercializing any of our product candidates. As a result, we cannot be sure when we will generate positive cash flow from operations or become profitable, if at all.

We will be required to raise additional capital to fund our operations, and our inability to do so could raise substantial doubt about our ability to continue as a going concern.*

Based on our current expectations, we believe that our existing capital resources will enable us to continue planned operations at least into the third quarter of 2014. We cannot assure you that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. We will need to raise additional funds, through the sale of equity or debt securities, the entry into strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales, through additional borrowings from The Mann Group, or other means, in order to continue the development and commercialization of AFREZZA and other product candidates and to support our other ongoing activities. It may be difficult for us to raise additional funds on favorable terms, or at all. As of March 31, 2014, we had stockholders’ equity of $17.5 million which may raise concerns about our solvency and affect our ability to raise additional capital. The amount of additional funds we need will depend on a number of factors, including:

•	the election of any or all of the holders of the 2015 notes, to require us to repay or repurchase such notes if and when required;

•	our ability to refinance existing indebtedness, including indebtedness under the 2015 notes which mature in August 2015;

•	the satisfaction of the conditions to the sale and purchase of 2019 notes and/or additional Tranche B notes under the Facility Agreement, or failing the satisfaction of such conditions, whether Deerfield chooses to waive satisfaction of such conditions and purchase additional 2019 notes and/or additional Tranche B notes;

•	the extent to which the 2015 notes are converted into shares of our common stock;

•	rate of progress and costs of our clinical studies and research and development activities, including costs of procuring clinical materials and operating our manufacturing facilities;

•	our obligation to make milestone payments pursuant to the milestone rights issued to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL, referred to collectively as the Milestone Purchasers pursuant to our Milestone Rights Purchase Agreement dated July 1, 2013, or the Milestone Agreement;

•	our success in establishing strategic business collaborations or other sales or licensing of assets, and the timing and amount of any payments we might receive from any such transactions;

•	the costs of preparing applications for regulatory approvals for our product candidates, including AFREZZA, either ourselves or with any commercialization partner;

•	actions taken by the FDA and other regulatory authorities affecting our product candidates and competitive products;

•	our degree of success in commercializing AFREZZA assuming receipt of required regulatory approvals;

•	the emergence of competing technologies and products and other market developments;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;

•	the level of our legal expenses;

•	the costs associated with litigation; and

•	the costs of discontinuing projects and technologies, and/or decommissioning existing facilities, if we undertake any such activities.

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

We do not anticipate generating operating cash flow before AFREZZA is commercialized, which we expect will require us to reach an agreement with a commercialization partner, and therefore cannot provide assurances that changed or unexpected circumstances, including, among other things, delays in obtaining regulatory approval and in identifying and reaching agreements with a commercialization partner, will not result in the depletion of our capital resources more rapidly than we currently anticipate, in which case we may be required to raise additional capital. There can be no assurances that we will be able to raise additional capital on favorable terms, or at all. If planned operating results are not achieved or we are not successful in raising additional capital through equity or debt financings or entering into a strategic business collaboration with a pharmaceutical or biotechnology company, we will be required to reduce expenses through the delay, reduction or curtailment of our projects, including AFREZZA development activities, or further reduction of costs for facilities and administration, and there will be continued substantial doubt about our ability to continue as a going concern.

We have a substantial amount of debt pursuant to our 2015 notes and 2019 notes and may be unable to make required payments of interest and principal as they become due.*

As of March 31, 2014, we had $127.5 million of outstanding debt pursuant to our 2015 notes and 2019 notes, consisting of:

•	$100.0 million principal amount of 2015 notes bearing interest at 5.75% per annum and maturing on August 15, 2015; and

•	$27.5 million principal amount of 2019 notes bearing interest at 9.75% per annum and maturing between 2016 and December 31, 2019.

In addition, pursuant to the Facility Agreement, we may issue up to $40.0 million principal amount of additional 2019 notes subject to receipt of approval of AFREZZA from the FDA prior to December 30, 2014 and, pursuant to the February 28, 2014 Amendment to the Facility Agreement, additional Tranche B notes in a maximum principal amount up to $90.0 million, subject to the satisfaction of certain other conditions. There can be no assurance that we will have sufficient resources to make any required repayments of principal under the 2015 notes, 2019 notes or, Tranche B notes when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2015 notes, or certain Major Transactions as defined in the Facility Agreement in respect of the 2019 notes and Tranche B notes, the holders of the notes will have the option to require us to repurchase all or any portion of the notes at a repurchase price of 100% of the principal amount of such notes to be repurchased plus accrued and unpaid interest, if any. The 2015 notes bear interest at the rate of 5.75% per year on the outstanding principal amount, payable in cash semiannually in arrears on February 15 and August 15 of each year, and the 2019 notes bear interest at the rate of 9.75% per year on the outstanding principal amount, payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. The Tranche B notes bear interest at the rate of 9.75% per year, subject to reduction to 8.75% if we enter into a collaboration with a third party to commercialize AFREZZA, on the outstanding principal amount, payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2015 notes, 2019 notes or Tranche B notes, or if we fail to repay or repurchase the 2015 notes, 2019 notes or Tranche B notes when required, we will be in default under the indenture or other applicable instrument for such note(s), and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

Our agreements with Deerfield relating to our 2019 notes, Tranche B notes and the Milestone Rights contain covenants that we may not be able to meet and place restrictions on our operating and financial flexibility.

Our indebtedness under the Facility Agreement, including any indebtedness under the 2019 notes and any future indebtedness we incur as the result of our sale of additional 2019 notes and/or Tranche B notes is secured by substantially all of our assets, including our intellectual property, accounts receivables, equipment, general intangibles, inventory (excluding the insulin inventory) and investment property, and all of the proceeds and products of the foregoing. Our obligations under the Facility Agreement and the Milestone Agreement are also secured by certain mortgages on our facilities in Danbury, Connecticut and Valencia, California.

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

When we are required to find a new or additional supplier of insulin, we will be required to evaluate the new supplier’s ability to provide insulin that meets regulatory requirements, including cGMP requirements as well as our specifications and quality requirements, which would require significant time and expense and could delay the manufacturing and future commercialization of AFREZZA. We also depend on suppliers for other materials that comprise AFREZZA, including our AFREZZA inhaler and cartridges. Each supplier must comply with relevant regulatory requirements including QSR, and is subject to inspection by the FDA. There can be no assurance, in the conduct of an inspection of any of our suppliers that the agency would find that the supplier substantially complies with the QSR or cGMP requirements, where applicable. If we or any potential third-party manufacturer or supplier fails to comply with these requirements or comparable requirements in foreign countries, regulatory authorities may subject us to regulatory action, including criminal prosecutions, fines and suspension of the manufacture of our products.

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

Moreover, patent law continues to evolve. Several further changes to patent law are before Congress. The United States Supreme Court has exhibited an increased interest in patent law and several of its recent decisions have tended to narrow the scope of patentable subject matter related to medical products and methods. In March 2014 the USPTO, in response to Supreme Court decisions, issued new examination guidelines which call into question the patentability of biological inventions that had previously been considered patentable. While none of this has an immediately apparent impact on our core technology and patents, the full and ultimate effect of these developments is not yet known.

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

The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:

•	the progress and results of our clinical studies;

•	general economic, political or stock market conditions;

•	legislative developments;

•	announcements by us or our competitors concerning clinical study results, acquisitions, strategic alliances, technological innovations, newly approved commercial products, product discontinuations, or other developments;

•	the availability of critical materials used in developing and manufacturing AFREZZA or other product candidates;

•	developments or disputes concerning our patents or proprietary rights;

•	the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals;

•	announcements by us concerning our financial condition or operating performance;

•	changes in securities analysts’ estimates of our financial condition or operating performance;

•	general market conditions and fluctuations for emerging growth and pharmaceutical market sectors;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	the status of any legal proceedings or regulatory matters against or involving us or any of our executive officers and directors;

•	the existence of, and the issuance of shares of our common stock pursuant to, the share lending agreement and the short sales of our common stock effected in connection with the sale of our 2015 notes;

•	the conversion of any of our 2015 notes into shares of our common stock; and

•	discussion of AFREZZA, our other product candidates, competitors’ products, or our stock price by the financial and scientific press, the healthcare community and online investor communities such as chat rooms. In particular, it may be difficult to verify statements about us and our investigational products that appear on interactive websites that permit users to generate content anonymously or under a pseudonym and statements attributed to company officials may, in fact, have originated elsewhere.

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

Our Chairman and Chief Executive Officer and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.*

At March 21, 2014, our Chairman and Chief Executive Officer, Alfred E. Mann beneficially owned 39.7% of our outstanding shares of capital stock. By virtue of his holdings, Mr. Mann may be able to continue to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.

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

The future sale of our common stock, the conversion of our senior convertible notes into common stock or the exercise of our warrants for common stock could negatively affect our stock price.*

As of May 5, 2014, we had 388,615,163 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock may decline. Likewise the issuance of additional shares of our common stock upon the conversion of some or all of our senior convertible notes, or upon the exercise of some or all of the warrants we issued in February 2012, could adversely affect the trading price of our common stock. In addition, the existence of these notes and warrants may encourage short selling of our common stock by market participants. Furthermore, if we were to include in a company-initiated registration statement shares held by our stockholders pursuant to the exercise of their registration rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

On May 6, 2014, Deerfield purchased Tranche B notes in the aggregate principal amount of $20.0 million in accordance with the provisions of the amended Facility Agreement.

The Tranche B notes bear interest at the rate of 9.75% per year, subject to reduction to 8.75% if we enter into a collaboration with a third party to commercialize AFREZZA, on the outstanding principal amount, payable in cash quarterly in arrears on the last business day of March, June, September and December of each year, beginning in June 2014. We are required to repay 25% of the original principal amount of the Tranche B notes on the third, fourth, fifth and sixth anniversaries of their issue date, provided that the entire outstanding principal amount will become due and payable no later than December 31, 2019. The Tranche B notes will be prepayable by us without penalty or premium commencing two years after issuance. If we undergo certain Major Transactions, as defined in the Facility Agreement, the holders of the Tranche B notes will have the option to require us to repurchase all or any portion of the Tranche B notes at a repurchase price of 100% of the principal amount of such notes to be repurchased plus accrued and unpaid interest, if any.

If one or more events of default under the Facility Agreement occurs and continues beyond any applicable cure period, the holders of the Tranche B notes may declare all or any portion of the Tranche B notes to be immediately due and payable. Events of default under the Facility Agreement include: our failure to timely make payments due under the 2019 notes or the Tranche B notes; inaccuracies in our representations and warranties to Deerfield; our failure to comply with any of our covenants under any of the Facility Agreement, Milestone Agreement or certain other related security agreements and documents entered into in connection with the Facility Agreement, subject to a cure period with respect to most covenants; our insolvency or the occurrence of certain bankruptcy-related events; certain judgments against us; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on our business; the acceleration of a specified amount of our indebtedness; our cash and cash equivalents, including amounts available to us under our loan arrangement with The Mann Group, falling below $25.0 million as of the last day of any fiscal quarter; our failure to timely deliver any shares issuable upon conversion of the 2019 notes; and our failure to cause the shares issuable upon conversion of the 2019 notes to be freely tradable within certain agreed upon timeframes.

The foregoing description of the Tranche B notes does not purport to be complete and is qualified in its entirety by reference to the form of Tranche B note, which has been filed as Exhibit 4.8 to this quarterly report.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), originally filed with the SEC on August 9, 2007).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Quarterly report on Form 10-Q (File No. 000-50865), originally filed with the SEC on August 2, 2010).

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

3.5	Amended and Restated Bylaws (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on November 19, 2007).

4.1	Form of common stock certificate (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 18, 2013).

4.2	Registration Rights Agreement, dated October 15, 1998 by and among CTL Immuno Therapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended (incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

4.3	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated August 24, 2010 (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on August 24, 2010).

4.4	Form of 5.75% Senior Convertible Note due 2015 (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on August 24, 2010).

4.5	Form of Warrant to Purchase Common Stock issued February 8, 2012 (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on February 6, 2012).

4.6	Form of 9.75% Senior Secured Convertible Promissory Note due 2019 (incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.7	Form of Amended and Restated 9.75% Senior Secured Convertible Promissory Note due 2019 (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 3, 2014).

4.8	Form of Tranche B Senior Secured Note.

4.9	Milestone Rights Purchase Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.10	Guaranty and Security Agreement, dated as of July 1, 2013, by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.11	Registration Rights Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.12	Facility Agreement, dated as of July 1, 2013, by and among MannKind Corporation, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.13	First Amendment to Facility Agreement and Registration Rights Agreement, dated as of February 28, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 3, 2014).

10.1	At-The-Market Issuance Sales Agreement, dated March 3, 2014, by and between MannKind and MLV & Co. LLC (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 3, 2014).

10.2	At-The-Market Issuance Sales Agreement, dated March 3, 2014, by and between MannKind and Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.) (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 3, 2014).

10.3	First Amendment to Facility Agreement and Registration Rights Agreement, dated as of February 28, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P., and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 3, 2014)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2014	MANNKIND CORPORATION

	By:	/s/ MATTHEW J. PFEFFER
Matthew J. Pfeffer
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)