Form 10-Q
period 2014-09-30
MANNKIND CORP
filed 2014-11-10
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, there were 405,699,862 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2014

Page
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets: September 30, 2014 and December 31, 2013	2
Condensed Consolidated Statements of Operations: Three and nine months ended September 30, 2014 and 2013 and the period from February 14, 1991 (date of inception) to September 30, 2014	3
Condensed Consolidated Statements of Comprehensive Loss: Three and nine months ended September 30, 2014 and 2013 and the period from February 14, 1991 (date of inception) to September 30, 2014	4
Condensed Consolidated Statements of Cash Flows: Nine months ended September 30, 2014 and 2013 and the period from February 14, 1991 (date of inception) to September 30, 2014	5
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
PART II: OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3. Defaults Upon Senior Securities	46
Item 4. Mine Safety Disclosures	46
Item 5. Other Information	46
Item 6. Exhibits	46
SIGNATURES	49

AFREZZA®, MedTone® and Technosphere® are our registered trademarks in the United States. We have also applied for and have registered company trademarks in other jurisdictions, including Europe and Japan.

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$172,465	$70,790
State research and development tax credit exchange receivable – current	803	—
Prepaid expenses and other current assets	20,253	5,485

Total current assets	193,521	76,275
Property and equipment — net	190,923	176,557
State research and development credit exchange receivable	260	298
Other assets	2,114	5,516

Total	$386,818	$258,646

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$17,389	$3,860
Accrued expenses and other current liabilities	27,269	21,634
Facility financing obligation	—	102,300
Senior convertible notes – current	99,120	—
Deferred up-front payment from collaboration agreement	150,000	—

Total current liabilities	293,778	127,794
Facility financing obligation	72,625	—
Senior convertible notes	—	98,439
Note payable to principal stockholder	49,521	49,521
Other liabilities	11,572	13,605

Total liabilities	427,496	289,359

Commitments and contingencies
Stockholders’ deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value — 550,000,000 shares authorized at September 30, 2014 and December 31, 2013; 405,469,034 and 369,391,972 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	4,055	3,697
Additional paid-in capital	2,413,621	2,261,996
Accumulated other comprehensive loss	(11)	(4)
Deficit accumulated during the development stage	(2,458,343)	(2,296,402)

Total stockholders’ deficit	(40,678)	(30,713)

Total	$386,818	$258,646

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,		Cumulative period from February 14, 1991 (date of inception) to
	2014	2013	2014	2013	September 30, 2014
Revenue	$—	$—	$—	$—	$3,166

Operating expenses:
Research and development	19,178	27,281	82,684	80,731	1,659,976
General and administrative	19,088	17,481	66,840	42,053	552,226
In-process research and development costs	—	—	—	—	19,726
Goodwill impairment	—	—	—	—	151,428

Total operating expenses	38,266	44,762	149,524	122,784	2,383,356

Loss from operations	(38,266)	(44,762)	(149,524)	(122,784)	(2,380,190)
Other income (expense)	7,898	10	1,638	48	(1,264)
Interest expense on note payable to principal stockholder	(729)	(1,745)	(2,164)	(5,123)	(47,298)
Interest expense on notes	(5,424)	(4,323)	(11,895)	(10,052)	(66,981)
Interest income	1	2	4	4	37,008

Loss before benefit for income taxes	(36,520)	(50,818)	(161,941)	(137,907)	(2,458,725)
Income tax benefit	—	—	—	—	382

Net loss	(36,520)	(50,818)	(161,941)	(137,907)	(2,458,343)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	—	(22,260)
Accretion on redeemable preferred stock	—	—	—	—	(952)

Net loss applicable to common stockholders	$(36,520)	$(50,818)	$(161,941)	$(137,907)	$(2,481,555)

Net loss per share applicable to common stockholders — basic and diluted	$(0.09)	$(0.17)	$(0.42)	$(0.48)

Shares used to compute basic and diluted net loss per share applicable to common stockholders	394,163	296,386	381,332	286,889

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,		Cumulative period from February 14, 1991 (date of inception) to
	2014	2013	2014	2013	September 30, 2014
Net Loss	$(36,520)	$(50,818)	$(161,941)	$(137,907)	$(2,458,343)
Other comprehensive loss:
Cumulative translation (loss) gain	(7)	(1)	(7)	(3)	(11)
Unrealized gain (loss) on investments:
Unrealized holding gain (loss) during the period	—	—	—	—	48
Less: reclassification adjustment for gains (losses) included in net loss	—	—	—	—	(48)

Net unrealized gain on investments	—	—	—	—	—

Other comprehensive loss	(7)	(1)	(7)	(3)	(11)

Comprehensive loss	$(36,527)	$(50,819)	$(161,948)	$(137,910)	$(2,458,354)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,		Cumulative Period from February 14, 1991 (Date of Inception) to
	2014	2013	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(161,941)	$(137,907)	$(2,458,343)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and accretion	15,574	10,109	156,408
Stock-based compensation expense	46,755	31,304	229,859
Stock expense for shares issued pursuant to research agreement	—	—	3,018
(Gain) loss on sale, abandonment/disposal or impairment of property and equipment	—	686	25,070
Accrued interest on investments, net of amortization of discounts	—	—	(191)
In-process research and development	—	—	19,726
Goodwill impairment	—	—	151,428
Loss on available-for-sale securities	—	—	990
Write-off of derivative liability	(363)	—	(363)
Income from sale of intellectual property	(9,250)	—	(9,250)
Litigation settlement in stock	—	—	6,494
Fair value of forward purchase contract	—	—	1,237
Interest expense related to milestone payment	1,850	—	1,850
Other, net	(7)	(3)	1,094
Changes in assets and liabilities:
State research and development credit exchange receivable	(765)	242	(1,062)
Prepaid expenses and other current assets	(14,768)	(708)	(18,303)
Other assets	(130)	—	(360)
Accounts payable	13,692	(1,929)	17,039
Accrued expenses and other current liabilities	(3,003)	3,525	35,721
Deferred up-front payment from collaboration agreement	150,000	—	150,000
Other liabilities	2,186	—	2,775

Net cash provided by (used in) operating activities	39,830	(94,681)	(1,685,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	—	(796,779)
Sales and maturities of marketable securities	—	—	796,393
Purchase of property and equipment	(19,134)	(1,821)	(354,867)
Proceeds from sale of intellectual property	9,250	—	9,250
Proceeds from sale of property and equipment	—	—	454

Net cash used in investing activities	(9,884)	(1,821)	(345,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	38,573	51,658	1,582,897
Collection of Series C convertible preferred stock subscriptions receivable	—	—	50,000
Issuance of Series B convertible preferred stock for cash	—	—	15,000
Cash received for common stock to be issued	—	—	3,900
Repurchase of common stock	—	—	(1,028)
Put shares sold to majority stockholder	—	—	623
Borrowings under lines of credit	—	—	4,220
Payment of 2013 notes	—	—	(115,000)
Proceeds from notes receivables	—	—	1,742
Proceeds from issuance of facility financing obligation & milestone rights	40,000	79,500	159,500
Proceeds from issuance of Tranche B of the facility financing obligation	20,000	—	20,000
Facility financing obligation & milestone rights issuance costs	—	(598)	(598)
Borrowings on notes payable to principal stockholder	—	—	387,750
Principal payments on notes payable to principal stockholder	—	—	(70,000)

	Nine months ended September 30,		Cumulative Period from February 14, 1991 (Date of Inception) to
	2014	2013	September 30, 2014
Borrowings on notes payable	—	—	3,460
Principal payments on notes payable	—	—	(1,667)
Proceeds from senior convertible notes	—	—	207,050
Payment of employment taxes related to vested restricted stock units	(26,844)	(2,095)	(44,672)

Net cash provided by financing activities	71,729	128,465	2,203,177

NET INCREASE IN CASH AND CASH EQUIVALENTS	$101,675	$31,963	$172,465
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	70,790	61,840	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$172,465	$93,803	$172,465

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Cash paid for income taxes	$—	$—	$26
Interest paid in cash, net of amounts capitalized	9,740	7,862	82,344
Accretion on redeemable convertible preferred stock	—	—	(952)
Issuance of common stock upon conversion of notes payable	—	—	3,331
Increase in additional paid-in capital resulting from merger	—	—	171,154
Issuance of common stock for notes receivable	—	—	2,758
Issuance of common stock pursuant to conversion of facility financing obligation	93,500	—	100,000
Issuance of put option by stockholder	—	—	(2,949)
Put option redemption by stockholder	—	—	1,921
Issuance of Series C convertible preferred stock subscriptions	—	—	50,000
Issuance of Series A redeemable convertible preferred stock	—	—	4,296
Conversion of Series A redeemable convertible preferred stock	—	—	(5,248)
Non-cash construction in progress and property and equipment	3,809	5,523	3,089
Capitalization of interest on note payable to principal stockholder	—	—	22,105
Reduction of principal on note payable to principal stockholder upon issuance of common stock and exercise of warrants	—	—	290,334
Forward purchase contract contribution to APIC	—	—	29,317
Reclassification of forward purchase contract to APIC	—	—	28,080
Reclassification of share-based awards to liability	22,963	—	22,963
Tranche B Commitment Asset	1,753	—	1,753

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

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of business and basis of presentation

The accompanying unaudited condensed consolidated financial statements of MannKind Corporation and its subsidiaries (“MannKind” or the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 3, 2014 (the “Annual Report”).

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

Basis of Presentation — The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. It is costly to develop therapeutic products and conduct clinical studies for these products. From its inception through September 30, 2014, the Company had accumulated net losses of $2.5 billion, which include cumulative negative cash flow from operations of $1.7 billion and a goodwill impairment charge of $151.4 million.

On August 11, 2014, the Company entered into a license and collaboration agreement (the “Sanofi License Agreement”) with Sanofi-Aventis Deutschland GmbH (which subsequently assigned its rights and obligations under the agreement to Sanofi-Aventis U.S. LLC (“Sanofi”)), pursuant to which Sanofi will be responsible for global commercial, regulatory and development activities for AFREZZA. Under the Sanofi License Agreement, the Company received a $150.0 million up-front fee and may earn up to an aggregate of $775.0 million upon the achievement of certain development, manufacturing, regulatory and sales milestones. Worldwide profits and losses with respect to AFREZZA will be shared 65% by Sanofi and 35% by the Company. Pursuant to a supply agreement, the Company will manufacture AFREZZA at its manufacturing facility in Danbury, Connecticut to supply Sanofi’s demand for the product. The Sanofi License Agreement became effective on September 23, 2014 following completion of the U.S. Federal Trade Commission’s review of the transactions contemplated by the Sanofi License Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder (the “Hart-Scott-Rodino Act”) and the completion of documentation related to the $175.0 million secured loan facility being provided to the Company by an affiliate of Sanofi (the “Sanofi Loan Facility”) to fund the Company’s share of net losses under the Sanofi License Agreement.

At September 30, 2014, the Company’s capital resources consisted of cash and cash equivalents of $172.5 million. The Company expects to continue to incur significant expenditures to support commercial launch of AFREZZA and the development of other product candidates as contemplated under the Sanofi License Agreement. In addition, the Company’s 5.75% Senior Convertible Notes due 2015 (the “2015 notes”) in the aggregate principal amount of $100.0 million have a maturity date of August 15, 2015, and payment on the outstanding amount is due in full on that date (see Note 10 – Senior convertible notes).

The Company may need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means. Additional funding sources that are, or in certain circumstances may be available to the Company, include approximately $30.1 million principal amount of available borrowings under its loan arrangement ( the “Loan Arrangement”) with The Mann Group LLC (“The Mann Group”) (see note 9 – Related-party arrangements), potential proceeds from the exercise of warrants issued in its February 2012 public offering of approximately $20 million, the Company’s at-the-market issuance sales agreements which allow the Company to sell up to $50 million in common stock, and pursuant to the facility agreement (the “Facility Agreement”) with Deerfield Private Design Fund II, L.P. (“Deerfield Private Design Fund”) and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) and the First Amendment to Facility Agreement and Registration Rights Agreement (the “First Amendment”) additional sales of an additional tranche of notes (the “Tranche B notes”) of up to $70 million which must be purchased prior to December 30, 2014 (see Note 11 – Facility Agreement).

Although we believe that our existing cash and cash equivalents and available debt financing will be sufficient to finance our operational cash needs through at least the next twelve months, should our results not meet our current operating plan, it could negatively impact our liquidity and we may need to raise additional capital or seek additional financing sources as discussed above. There can be no assurance that we would be able to raise such additional financing or additional capital on acceptable terms, or at all, and if we are not able to raise adequate additional financing or capital to continue to fund our ongoing operations, we will need to defer, reduce or eliminate significant planned expenditures or significantly curtail our operations, and there may be substantial doubt about our ability to continue as a going concern.

Prepaid expenses and other current assets — Prepaid expenses and other current assets primarily consist of prepaid expenses for goods and services to be received. As of September 30, 2014, prepaid and other current assets had a balance of $20.3 million, mainly comprised of a $15.0 million prepayment for 2015 quantities of insulin, prepaid insurance, and prepaid clinical trial expenses.

On July 31, 2014, the Company entered into a Supply Agreement (the “Supply Agreement”) with Amphastar France Pharmaceuticals S.A.S., a French corporation (“Amphastar”), pursuant to which Amphastar will manufacture for and supply to the Company certain quantities of recombinant human insulin for use in AFREZZA. Under the terms of the Supply Agreement, Amphastar will be responsible for manufacturing the insulin in accordance with the Company’s specifications and agreed-upon quality standards. The Company has agreed to purchase annual minimum quantities of insulin under the Supply Agreement of an aggregate of approximately €120.1 million in calendar years 2015 through 2019. The Company may request to purchase additional quantities of insulin over such annual minimum quantities. As part of the Supply Agreement, the Company paid a $15.0 million deposit to Amphastar as prepayment for 2015 quantities of insulin.

Unless earlier terminated, the term of the Supply Agreement expires on December 31, 2019 and can be renewed for additional, successive two year terms upon 12 months’ written notice, given prior to the end of the initial term or any additional two year term. The Company and Amphastar each have normal and customary termination rights, including termination for material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy or insolvency of the other party. In addition, the Company may terminate the Supply Agreement upon two years’ prior written notice to Amphastar without cause or upon 30 days’ prior written notice to Amphastar if a controlling regulatory authority withdraws approval for AFREZZA, provided, however, in the event of a termination pursuant to either of the latter two scenarios, the provisions of the Supply Agreement require the Company to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination.

Sale of intellectual property — On July 18, 2014, the Company entered into an assignment agreement with a third party whereby the third party acquired all proprietary rights, technology and know-how that related to a small molecule inhibitor compound and all pre-clinical data and results related thereto. Under the terms of the assignment agreement, the Company received total consideration of $9.3 million, which was offset by $1.4 million of expense associated with the sale of the intellectual property related to oncology.

Fair Value of Financial Instruments — The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value due to their relatively short maturities. The fair value of the cash equivalents, note payable to related party, senior convertible notes, and the elements of the Facility Agreement are discussed in Note 13, “Fair value of financial instruments.”

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

In May 2014, a new standard was issued related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective on January 1, 2017. Early adoption is not permitted. The new standard allows for either “full retrospective” adoption, whereby the new standard is applied to each prior reporting period presented or “modified retrospective” adoption, whereby the new standard is only applied to the most current period presented with the cumulative effect of the change recognized at the date of the initial application. The Company is assessing the potential impact of the new standard on its consolidated statements of financial position and results of operations and comprehensive income (loss) and has not yet selected a transition method.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification. In addition, the ASU: (a) adds an example disclosure in Topic 275, Risks and Uncertainties, to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities; and (b) removes an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating the impact the adoption of ASU 2014-10 will have on its consolidated financial statements.

On August 27, 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. The Company is evaluating the impact the adoption of ASU 2014-15 will have on its consolidated financial statements.

2. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2014	December 31, 2013
Salary and related expenses	$10,287	$12,193
Research and clinical trial costs	1,011	1,311
Accrued interest	958	2,082
Construction in progress	2,739	342
Other	12,274	5,706

Accrued expenses and other current liabilities	$27,269	$21,634

3. Accounting for stock-based compensation

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Stock-based compensation	$(4,827)	$15,943	$46,755	$31,304

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

During the three months ended September 30, 2014, the performance shares related to the modification settled. The performance grants were re-measured on their respective settlement dates, which resulted in a credit to stock compensation expense of $12.9 million. As of September 30, 2014, there were no remaining liability awards.

During the three months ended September 30, 2014, the Company issued stock awards to employees primarily with a four-year vesting schedule. The grant date fair value of the 720,000 restricted stock units and 1,053,900 stock options issued were $5.1 million and $4.9 million, respectively, with a grant date fair value per share of $7.09 and $4.66, respectively.

As of September 30, 2014, there was $10.3 million of unrecognized compensation cost related to options and $12.5 million of unrecognized compensation cost related to restricted stock units, which are expected to be recognized over the remaining weighted average vesting period of 3.0 years. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period. As of September 30, 2014, there were no awards with milestones not considered probable of achievement.

4. Net loss per common share

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period excluding the shares loaned to Bank of America, N.A. under a share lending arrangement (see Note 7 — Common and preferred stock). As of September 30, 2014, 9,000,000 shares of the Company’s common stock loaned to Bank of America pursuant to the terms of a share lending agreement as described in Note 7, were issued and are outstanding, and the holder of the borrowed shares has all the rights of a holder of the Company’s common stock. However, because the share borrower must return all borrowed shares to the Company (or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying condensed consolidated statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 47,820,744 shares and 133,944,425 shares as of September 30, 2014 and 2013, respectively, and exclude the 9,000,000 shares loaned under the share lending arrangement.

5. State research and development credit exchange receivable

The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Current estimated amounts receivable under the program were $803,000 at September 30, 2014, and there was no current portion at December 31, 2013. Long-term estimated amounts receivable under the program were $260,000 and $298,000 at September 30, 2014 and December 31, 2013, respectively.

6. Property and equipment

Property and equipment — net consisted of the following (dollar amounts in thousands):

	Estimated Useful Life (Years)	September 30, 2014	December 31, 2013
Land	—	$5,273	$5,273
Buildings	39-40	54,948	54,948
Building improvements	5-40	114,131	114,099
Machinery and equipment	3-15	82,068	82,189
Furniture, fixtures and office equipment	5-10	5,087	5,046
Computer equipment and software	3	11,335	11,289
Leasehold improvements	4	17	17
Construction in progress		36,214	14,756

		309,073	287,617
Less accumulated depreciation and amortization		(118,150)	(111,060)

Property and equipment — net		$190,923	$176,557

Leasehold improvements are amortized over four years which is the shorter of the term of the lease or the service lives of the improvements.

Depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Depreciation and amortization expense	$2,414	$2,874	$7,386	$8,820

7. Common and preferred stock

The Company is authorized to issue 550,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized. As of September 30, 2014 and December 31, 2013, 405,469,034 and 369,391,972 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding. Included in the common stock outstanding as of September 30, 2014 and December 31, 2013 are 9,000,000 shares of common stock loaned to Bank of America under a share lending agreement in connection with the offering of $100.0 million aggregate principal amount of 2015 notes (see Note 10 — Senior convertible notes). Bank of America is obligated to return the borrowed shares (or, in certain circumstances, the cash value thereof) to the Company on or about the 45th business day following the date as of which the entire principal amount of the 2015 notes ceases to be outstanding, subject to extension or acceleration in certain circumstances or early termination at Bank of America’s option. The Company did not receive any proceeds from the sale of the borrowed shares by Bank of America, but the Company did receive a nominal lending fee of $0.01 per share from Bank of America for the use of borrowed shares.

On July 1, 2013, the Company entered into the Facility Agreement with Deerfield providing for the sale of up to $160.0 million of 2019 notes to Deerfield in four equal tranches of $40.0 million principal amount. On February 28, 2014, the Company amended the Facility Agreement to, among other things, allow Deerfield, subject to certain limitations, to convert up to an additional $60.0 million principal amount under the then-outstanding 2019 notes into the Company’s common stock after the effective date of the First Amendment. The Company also agreed to register for resale up to 12,000,000 shares of common stock issuable upon conversion of the outstanding 2019 notes, with a minimum conversion price of $5.00 per share unless the Company otherwise consents. The conversion price was determined by the average of the volume weighted average prices per share during the three trading days immediately preceding the election to convert. As of September 30, 2014, Deerfield had converted $100.0 million of 2019 notes into 18,616,304 shares of the Company’s common stock which resulted in total expense of $6.4 million for the nine months ended September 30, 2014 and $0.6 million for the twelve months ended December 31, 2013 for the difference between the principal amount of the notes converted and their carrying amount (see Note 11 – Facility Agreement). No additional principal amount of 2019 notes is convertible.

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

Contingencies — In connection with the Facility Agreement, on July 1, 2013 the Company also entered into a Milestone Rights Purchase Agreement (the “Milestone Agreement”) with Deerfield Private Design Fund and Horizon Santé FLML SÁRL (collectively, the “Milestone Purchasers”), pursuant to which the Company sold the Milestone Purchasers certain rights (the “Milestone Rights”) to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an AFREZZA product in the United States and the achievement of specified net sales figures (see Note 11 – Facility Agreement).

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

As of September 30, 2014, the total principal amount outstanding under the Loan Arrangement was $49.5 million and the amount available for future borrowings was $30.1 million. Interest, at a fixed rate of 5.84%, is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as the Company and The Mann Group mutually agree. All or any portion of accrued and unpaid interest that becomes due and payable may be paid-in-kind and capitalized as additional borrowings at any time upon mutual agreement of both parties and would be classified as non-current. As of September 30, 2014, the Company had accrued $2.8 million of interest in other liabilities related to the Loan Arrangement. The Mann Group can require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months (less approximately $105.0 million aggregate principal amount that has been cancelled in connection with two common stock purchase agreements). If The Mann Group exercises this right, the Company will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances. However, pursuant to a letter agreement entered into in August 2010, The Mann Group has agreed to not require the Company to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require the Company to use its working capital resources. In addition, The Mann Group entered into a subordination agreement with Deerfield pursuant to which The Mann Group agreed with Deerfield not to demand or accept any payment under the Loan Arrangement until the Company’s payment obligations to Deerfield under the Facility Agreement have been satisfied in full. Subject to the foregoing, in the event of a default under the Loan Arrangement, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the Loan Arrangement are unsecured. The Loan Arrangement contains no financial covenants.

During the nine months ended September 30, 2014, there were no additional borrowings under or amendments to the Loan Arrangement.

10. Senior convertible notes

Senior convertible notes consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
2015 notes
Principal amount	$100,000	$100,000
Unaccreted debt issuance expense	(880)	(1,561)

Net carrying amount	$99,120	$98,439

On August 18, 2010, the Company completed a Rule 144A offering of $100.0 million aggregate principal amount of 2015 notes. The 2015 notes are governed by the terms of an indenture dated as of August 24, 2010 (the “2015 Note Indenture”). The 2015 notes bear interest at the rate of 5.75% per year on the principal amount, payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011. In connection with the 2015 notes, the Company had accrued interest of $1.0 million and $2.4 million as of September 30, 2014 and December 31, 2013, respectively. The 2015 notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the 2015 notes is August 15, 2015 and payment is due in full on that date for unconverted securities. Because the 2015 notes are due within twelve months, the Company reclassified the 2015 notes from a long term liability to a current liability at September 30, 2014. Holders of the 2015 notes may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 147.0859 shares per $1,000 principal amount, which is equal to a conversion price of approximately $6.80 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the 2015 notes converted in connection with a fundamental change by increasing the conversion rate on such 2015 notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of 2015 notes will have the option to require the Company to repurchase all or any portion of such holder’s 2015 notes at a repurchase price of 100% of the principal amount of the 2015 notes to be repurchased plus accrued and unpaid interest, if any. The Company may elect to redeem some or all of the 2015 notes if the closing stock price has equaled 150% of the conversion price for at least 20 of the 30 consecutive trading days ending on the trading day before the Company’s redemption notice. The redemption price will equal 100% of the principal amount of the 2015 notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a make-whole payment equal to the sum of the present values of the remaining scheduled interest payments through and including August 15, 2015 (other than interest accrued up to, but excluding, the redemption date). The Company will be obligated to make the make-whole payment on all the 2015 notes called for redemption and converted during the period from the date the Company mailed the notice of redemption to and including the redemption date. The Company may elect to make the make-whole payment in cash or shares of its common stock, subject to certain limitations. Under the terms of the 2015 Note Indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the contract, including the make-whole shares, is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the contract period under other existing commitments. Applying the Company’s sequencing policy, the Company performed an analysis at the time of the offering of the 2015 notes and each reporting date since and has concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was sufficient to deliver the number of shares that could be required to be delivered during the contract period under existing commitments.

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

Accretion of debt issuance expense in connection with the 2015 notes during the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Accretion expense	$231	$216	$681	$637

11. Facility Agreement

The significant activity related to the Facility Agreement during the nine months ended September 30, 2014 consisted of the following (in thousands):

September 30, 2014
Facility financing obligation
Carrying value at December 31, 2013	$102,300
Principal converted to equity	(93,500)
Accretion of debt discount and debt issuance expense	7,507
Adjustment to debt discount related to modification of the 2019 notes	2,921
Tranche B principal amount	20,000
Debt discount related to Tranche B purchase	(1,168)
Tranche 4 principal amount	40,000
Debt discount related to Tranche 4 purchase	(5,435)

Net carrying value of facility financing obligation	$72,625

Commitment Asset
Commitment asset balance at December 31,2013	$5,157
Tranche B commitment asset fair value	2,921
Less commitment asset portion associated with the receipt of Tranche 4 and Tranche B notes	(6,325)

Commitment asset value included in other assets	$1,753

Accretion of debt issuance cost and debt discount in connection with the Facility Agreement during the three and nine months ended September 30, 2014 were as follows (in thousands):

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Accretion expense- debt issuance cost	$9	$318
Accretion expense- debt discount	$306	$7,189

On July 1, 2013, the Company entered into the Facility Agreement providing for the sale of up to $160.0 million of 2019 notes to Deerfield in four equal tranches of $40.0 million principal amount. The 2019 notes accrue interest at a rate of 9.75% per annum until maturity in 2019 or their earlier repayment, repurchase, or conversion. As of September 30, 2014, Deerfield had purchased the four tranches of 2019 notes in the aggregate principal amount of $160.0 million.

On February 28, 2014, the Company entered into the First Amendment, which modified the terms of the Facility Agreement to provide for the issuance of Tranche B notes to Deerfield. Pursuant to the terms of the First Amendment and the subsequent occurrence of certain events specified in the First Amendment, prior to December 30, 2014, the Company may request that Deerfield purchase up to $90.0 million aggregate principal amount of Tranche B notes. The Tranche B notes initially accrued interest at the rate of 9.75% per year on the outstanding principal amount, subject to reduction to 8.75% if the Company entered into a collaboration with a third party to commercialize AFREZZA. Pursuant to the terms of the First Amendment, the interest rate was subsequently reduced to 8.75% on September 23, 2014 following completion of the U.S. Federal Trade Commission’s review of the transactions contemplated by the Sanofi License Agreement under the Hart-Scott-Rodino Act and the completion of documentation related to the $175.0 million secured loan facility being provided to the Company. The interest on the outstanding principal amount of notes under the Facility Agreement is payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. The Company is required to repay 25% of the original principal amount of any Tranche B notes on the third, fourth, fifth and sixth anniversaries of the applicable issue dates of such notes, provided that the entire outstanding principal amount of all Tranche B notes will become due and payable no later than December 31, 2019. The Tranche B notes can be prepaid without penalty or premium commencing two years after issuance thereof. On May 6, 2014, Deerfield purchased an aggregate principal amount of $20.0 million in Tranche B notes in accordance with the provisions of the Facility Agreement, as amended. On July 18, 2014, Deerfield purchased an aggregate principal amount of $40.0 million of the fourth and final tranche of 2019 notes (the “Tranche 4 notes”) in accordance with the provisions of the Facility Agreement, as amended, which contains a financial covenant that requires the Company’s cash and cash equivalents which include available borrowings under the Loan Arrangement on the last day of each fiscal quarter to not be less than $25.0 million.

In addition, pursuant to the First Amendment, the outstanding first tranche of 2019 notes (the “Tranche 1 notes”) and third tranche of 2019 notes (the “Tranche 3 notes”) held by Deerfield were amended and restated to permit Deerfield to convert up to an additional $60.0 million principal amount under such 2019 notes into the Company’s common stock after the effective date of the First Amendment. The Company also agreed to register for resale up to 12,000,000 shares of the Company’s common stock issuable upon conversion of the outstanding 2019 notes, as amended and restated, as of the date of the First Amendment. In March 2014, Deerfield elected to convert the full $40.0 million of outstanding principal amount of the Tranche 3 notes and $12.5 million principal amount of the Tranche 1 notes. In April 2014, Deerfield elected to convert the remaining $7.5 million principal amount of the Tranche 1 notes.

On August 11, 2014, the Company entered into a second amendment to the Facility Agreement to permit the incurrence of additional secured debt under the Sanofi Loan Facility.

Milestone Rights

In connection with the execution of the Facility Agreement, on July 1, 2013, the Company issued Milestone Rights to the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an AFREZZA product in the United States and the achievement of specified net sales figures. The payments due under the Milestone Rights are subject to pro rata reduction in the event of certain funding failures by Deerfield under the Facility Agreement.

The Milestone Agreement includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to AFREZZA. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to AFREZZA in violation of the terms of the Milestone Agreement.

The Milestone Rights were initially recorded as a short-term liability equal to $3.2 million included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet and a long-term liability equal to $13.1 million included in other liabilities. As of September 30, 2014, the first milestone triggering event was achieved following the Company’s entry into the Sanofi License Agreement, which resulted in a $1.9 million incremental charge to interest expense due to the increase in carrying value of the liability to the required $5.0 million payment, which was paid to Deerfield subsequent to September 30, 2014 pursuant to the terms of the Milestone Agreement. As of September 30, 2014, the short-term portion of the liability had a balance of $9.2 million and the long-term portion of the liability had a balance of $8.9 million.

Commitment Asset

In connection with the issuance of the Tranche 1 notes and the Milestone Rights, the Company recorded a commitment asset (the “Commitment Asset”) on July 1, 2013. As a result of the First Amendment, the Company recorded an additional Tranche B notes commitment asset (the “Tranche B Commitment Asset”) with an estimated fair value equal to $2.9 million. The Commitment Asset remaining as of September 30, 2014 represented the right to receive up to $70.0 million of funding remaining under the Facility Agreement, as amended, from the sale of the Tranche B notes. The Commitment Asset is derecognized and recorded as a debt discount on the 2019 notes and Tranche B notes when issued and amortized using the effective interest rate method over the life of the respective notes. Prior to derecognition occurring, the Company monitors the Commitment Asset on an ongoing basis to determine whether an impairment indicator is present that would result in a full or partial write down of the Commitment Asset as a result of events that may lead to the subsequent tranches of notes not being issued. Based on the monitoring procedures performed through September 30, 2014, the Company did not identify any indicators of impairment.

Amendment to the outstanding Tranche 1 notes and Tranche 3 notes

The amendment and restatement of the outstanding Tranche 1 notes and Tranche 3 notes, pursuant to the First Amendment, did not represent a troubled debt restructuring of the 2019 notes because the First Amendment did not result in Deerfield granting a concession to the Company. In addition, the First Amendment did not result in a substantial modification to the terms of the Tranche 1 notes and Tranche 3 notes.

The impact of the First Amendment to the Tranche 1 notes and Tranche 3 notes is being accounted for as a prospective yield adjustment. Specifically, the value of the Tranche B Commitment Asset was considered a fee received from the creditor as consideration for the First Amendment and is being amortized as an adjustment of interest expense over the remaining term of the Tranche 1 notes and Tranche 3 notes using the effective interest method. Further, the value of the Tranche B Commitment Asset, which decreased the amount of debt discount in the Tranche 1 notes and Tranche 3 notes, was allocated between the Tranche 1 notes and Tranche 3 notes in a manner that resulted in the Tranche 1 notes and Tranche 3 notes having a new effective interest rate of 11.63%.

Conversion Option

For accounting purposes, the Company evaluated the embedded conversion option in the 2019 notes as a redemption feature because the number of shares issuable upon conversion was based on the volume weighted average prices for specified periods prior to the conversion date (as opposed to being fixed). Accordingly, conversions by Deerfield were treated as redemptions of the 2019 notes, and, the Company analyzed whether the conversion option required bifurcation as an embedded redemption feature. As of September 30, 2014, Deerfield had converted $100.0 million of 2019 notes into 18,616,304 shares of the Company’s common stock and no additional principal amount of the 2019 notes is convertible.

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

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash. As of September 30, 2014 and December 31, 2013, the Company held $172.5 million and $70.8 million, respectively, of cash and cash equivalents, consisting primarily of money market funds of $169.7 million and $67.7 million, respectively, and the remaining in non-interest bearing checking accounts. The carrying value approximates the fair value. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

The following is a summary of the carrying values and estimated fair values of the 2015 notes and the facility financing obligation (i.e., the 2019 notes and Tranche B notes) (in millions):

	September 30, 2014		December 31, 2013
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
2015 notes	$99.1	$113.9	$98.4	$102.2
Facility financing obligation	$72.6	$75.3	$102.3	$107.0

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

Facility Agreement

As discussed in Note 11 — Facility Agreement, in connection with the Facility Agreement, the Company issued 2019 notes and Milestone Rights and recorded the Commitment Asset on July 1, 2013. In addition, on February 28, 2014, the Company entered into the First Amendment, and recorded the Tranche B Commitment Asset, which represented the increase in borrowing capacity that the Company received as consideration for the modifications made to the Facility Agreement and the Tranche 1 notes and Tranche 3 notes. As there is no current observable market for the 2019 notes or Tranche B notes, the Company determined the estimated fair value using a bond valuation model based on a discounted cash flow methodology. The bond valuation model combined expected cash flows associated with principal repayment and interest based on the contractual terms of the debt agreement discounted to present value using a selected market discount rate of 12.7% at December 31, 2013 for the 2019 notes and a selected market discount rate of 11.9% at the inception of the Tranche B notes (Level 3 in the fair value hierarchy). On September 30, 2014, the market discount rate was recalculated at 12.4% for the Tranche 1 notes and the Tranche 4 notes and 11.9% for the Tranche B notes. The Tranche 2 and Tranche 3 notes were fully converted by the end of the first quarter of 2014.

The estimated fair value of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones discounted to present value using a selected market discount rate (Level 3 in the fair value hierarchy). The expected timing and probability of achieving the milestones, starting in 2014, was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate (17.5%) was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. As of September 30, 2014, the fair value of the Milestone Rights is estimated at $23.1 million.

The fair value of the Commitment Asset was estimated using the income approach by estimating the fair value of the future tranches using a market debt rate (12.0%) commensurate with the risk of the future tranches and the fair value of the cash expected to be received by the Company and assessing the probability of the commitments being funded in the future based on the operational hurdles required for funding being met (Level 3 in the fair value hierarchy). At September 30, 2014, as Deerfield had purchased all four tranches of 2019 notes in the aggregate principal amount of $160.0 million, the carrying value of the Commitment Asset was zero.

The fair value of the Tranche B Commitment Asset was estimated using a discounted cash flow analysis under the income approach. Specifically, the fair value was determined by estimating the fair value of the future tranche using a market yield (11.9%) commensurate with the risk of the future tranche and the fair value of the cash expected to be received by the Company and assessing the probability of the commitment being funded in the future based on the operational hurdles required for funding being met as well as consideration of alternative funding options (Level 3 in the fair value hierarchy). As of the date it was recorded, the Tranche B Commitment Asset was valued at $2.9 million.

On May 6, 2014, Deerfield purchased $20.0 million aggregate principal amount of Tranche B notes in accordance with the provisions of the Facility Agreement, as amended. Accordingly, the $1.2 million portion of the Commitment Asset associated with the $20.0 million purchased was derecognized and recorded as debt discount on the Tranche B notes. Consequently, the remaining carrying value of the Tranche B Commitment Asset was $1.8 million. As of September 30, 2014, because there have been no material changes to the established estimates, the carrying value of the Tranche B Commitment Asset approximates its respective estimated fair value.

There were no material re-measurements to fair value during the nine months ended September 30, 2014 and 2013 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers of assets or liabilities between the fair value measurement levels during the nine months ended September 30, 2014 and 2013.

14. Collaboration arrangement

On August 11, 2014, the Company and Sanofi entered into a license and collaboration agreement, which became effective on September 23, 2014. Under the terms of the Sanofi License Agreement, the Company granted to Sanofi exclusive, worldwide licenses to certain of the Company’s patents, trademarks and know-how for the development and commercialization of AFREZZA. Under the terms of the Sanofi License Agreement, Sanofi has the exclusive right and responsibility to develop AFREZZA worldwide, subject to certain development activities that will be performed by the Company. Sanofi will also be obligated to use commercially reasonable efforts to file for, obtain and maintain marketing approvals for AFREZZA in certain major markets and countries. In addition, Sanofi will have exclusive, worldwide rights to commercialize AFREZZA and will be obligated to use commercially reasonable efforts to market, promote and commercialize AFREZZA in all countries in the world where regulatory approval for AFREZZA has been received. Pursuant to the terms of a supply agreement that the Company entered into with Sanofi concurrently with the Sanofi License Agreement, the Company will be responsible for the manufacture and supply to Sanofi of its requirements of AFREZZA.

Under the Sanofi License Agreement, Sanofi paid the Company an up-front cash payment of $150.0 million in the third quarter of 2014. If certain manufacturing, regulatory and sales milestones are achieved, the Company will also be eligible to receive up to $775.0 million in milestone payments, of which $75.0 million relates to certain development and manufacturing milestone events, $50.0 million relates to the filing and completion of regulatory approvals and $650.0 million relates to the achievement of certain product sales milestones. In addition, worldwide profits and losses, which are determined based on the difference between the net sales of AFREZZA and the costs and expenses incurred by the Company and Sanofi that are specifically attributable or related to the development, improvement, regulatory filings, manufacturing, and commercialization of AFREZZA will be shared 65% by Sanofi and 35% by the Company. In accordance with the terms of the Sanofi License Agreement, profit and loss sharing will commence the first full calendar quarter subsequent to the execution date of the agreement.

On September 23, 2014, the Company entered into the Sanofi Loan Facility, consisting of a senior secured revolving promissory note (the “Note”) and a guaranty and security agreement (the “Security Agreement”) with an affiliate of Sanofi which provides the Company with a secured loan facility of up to $175.0 million to fund the Company’s share of net losses under the Sanofi License Agreement.

The obligations of the Company under the Sanofi Loan Facility are guaranteed by the Company’s wholly-owned subsidiary, MannKind LLC, and are secured by a first priority security interest in certain insulin inventory located in the United States and any contractual rights and obligations pursuant to which the Company purchases or has purchased such insulin, and a second priority security interest in the Company’s assets that secure the Company’s obligations under the Facility Agreement, as amended. In addition, the Company agreed to grant to Sanofi, as additional security for the obligations under the Sanofi Loan Facility, a first priority mortgage on the Company’s facility in Valencia, California, by December 22, 2014.

Advances under the Sanofi Loan Facility bear interest at a rate of 8.5% per annum and are payable in-kind and compounded quarterly and added to the outstanding principal balance under the Sanofi Loan Facility. The Company is required to make mandatory prepayments on the outstanding loans under the Sanofi Loan Facility from its share of any Profits (as defined in the Sanofi License Agreement) under the Sanofi License Agreement within 30 days of receipt of its share of any such Profits. No advances may be made under the Sanofi Loan Agreement if Deerfield has commenced enforcement proceedings in connection with an event of default under the Facility Agreement.

The outstanding principal of all loans under the Sanofi Loan Facility, if not prepaid, will become due and payable on September 23, 2024 unless accelerated pursuant to the terms of the Sanofi Loan Facility. Additionally, if the Company sells its Valencia facility, the Company is required to prepay the loans under the Sanofi Loan Facility in an amount equal to 100% of the net cash proceeds of the sale within five business days of receipt.

The Sanofi Loan Facility includes customary representations, warranties and covenants by the Company, including restrictions on its ability to incur additional indebtedness, grant certain liens and make certain changes to its organizational documents. Events of default under the Sanofi Loan Facility include: the Company’s failure to timely make payments due under the Sanofi Loan Facility; inaccuracies in the Company’s representations and warranties to the noteholder; the Company’s failure to comply with any of its covenants under any of the Sanofi Loan Facility or certain other related security agreements and documents entered into in connection with the Sanofi Loan Facility, subject to a cure period with respect to most covenants; the Company’s insolvency or the occurrence of certain bankruptcy-related events; termination by Sanofi of the Sanofi License Agreement as a result of the Company’s breach of the Sanofi License Agreement; and the failure of any material provision under any of the Sanofi Loan Facility or certain other related security agreements and documents entered into in connection with the Sanofi Loan Facility to remain in full force and effect. If one or more events of default occurs and is continuing, Sanofi may terminate its obligation to make advances under the Sanofi Loan Facility, and, if certain specified events of default (including the Company’s failure to timely make payments due under the Sanofi Loan Facility; the Company’s failure to comply with the negative covenants under the Sanofi Loan Facility limiting the Company’s ability to incur additional indebtedness or grant certain liens; the Company’s insolvency or the occurrence of certain bankruptcy-related events; termination by Sanofi of the Sanofi License Agreement as a result of the Company’s breach of the non-compete provisions of the Sanofi License Agreement; or the failure of any material provision under any of the Sanofi Loan Facility or certain other related security agreements and documents entered into in connection with the Sanofi Loan Facility to remain in full force and effect) occur and are continuing, the noteholder may accelerate all of the Company’s repayment obligations under the Sanofi Loan Facility and otherwise exercise any of its remedies as a secured creditor. There can be no assurance that the noteholder would not choose to exercise these rights in the event such events were to occur.

The Company analyzed the up-front cash payment of $150.0 million under the provisions of ASC 605, Revenue Recognition, to determine whether the up-front cash payment, or a portion thereof, could be recognized as revenue. ASC 605 provides that revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. In addition, revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price of each deliverable and the appropriate revenue recognition principles are applied to each unit.

The assessment of multiple element arrangements requires judgment in order to determine the appropriate units of accounting and the points in time that, or periods over which, revenue should be recognized. Under the terms of the Sanofi License Agreement, the Company determined that the arrangement contained significant deliverables including (i) licenses to develop and commercialize AFREZZA and to use the Company’s trademarks, (ii) transfer of know-how, (iii) development activities, and (iv) manufacture and supply services for AFREZZA. Due to the proprietary nature of the manufacturing services being provided by the Company, the Company determined that all of the significant deliverables should be combined into a single unit of accounting. The Company believes that the manufacturing services are proprietary due to the fact that over the past twelve years, the Company has developed proprietary knowledge and patented equipment and tools that are used in the manufacturing process of AFREZZA. Due to the complexities of particle formulation and the specialized knowledge and equipment needed to handle the AFREZZA powder, neither Sanofi nor any third-party contract manufacturing organization currently possesses the capability of manufacturing AFREZZA.

In order for revenue to be recognized, the seller’s price to the buyer must be fixed and determinable and thus not subject to refund or adjustment. Given that as of September 30, 2014, the Company did not have the ability to estimate the amount of costs that would potentially be incurred under the loss share provision related to the Sanofi License Agreement, the Company believes this requirement for revenue recognition is not met.

As such, the Company did not recognize any revenue pursuant to the Sanofi License Agreement for the three months ended September 30, 2014. The Company recorded the $150.0 million up-front payment as a deferred up-front payment from the Sanofi License Agreement.

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

OVERVIEW

We are a biopharmaceutical company focused on the discovery and development of therapeutic products for diseases such as diabetes. Our only approved product, AFREZZA, is a rapid-acting inhaled insulin that was approved by the U.S. Food and Drug Administration, or FDA, on June 27, 2014 to improve glycemic control in adult patients with diabetes. On August 11, 2014, we executed a license and collaboration agreement, or the Sanofi License Agreement, with Sanofi-Aventis Deutschland GmbH (which subsequently assigned its rights and obligations under the agreement to sanofi-aventis U.S. LLC, or Sanofi), pursuant to which Sanofi will be responsible for global commercial, regulatory and development activities for AFREZZA. The Sanofi License Agreement became effective on September 23, 2014. We will manufacture AFREZZA at our manufacturing facility in Danbury, Connecticut to supply Sanofi’s demand for the product. In addition, the companies are planning to collaborate to expand manufacturing capacity to meet global demand as necessary. In connection with the Sanofi License Agreement, an affiliate of Sanofi provided us with a secured loan facility, or the Sanofi Loan Facility, of up to $175.0 million to fund our share of net losses under the Sanofi License Agreement.

Under the Sanofi License Agreement, Sanofi paid us an up-front cash payment of $150.0 million in the third quarter of 2014. As of September 30, 2014, no products or services had been delivered or performed pursuant to the agreement. In addition, the up-front cash payment of $150.0 million does not represent a fixed fee, as a result of the loss share provision, and because we do not have the ability to estimate the amount of costs that would potentially be incurred related to the Sanofi License Agreement, the amount of up-front cash payment that could be recognized as revenue is not fixed or determinable. Based on these factors, the requirements for revenue recognition had not been met as of September 30, 2014. Accordingly, the entire $150.0 million up-front payment was recorded on the balance sheet as a liability.

If certain manufacturing, regulatory and sales milestones are achieved we will also be eligible to receive up to $775.0 million in milestone payments under the Sanofi License Agreement. None of the milestones have been met as of September 30, 2014.

We are a development stage enterprise and have incurred significant losses since our inception in 1991. As of September 30, 2014, we have incurred a cumulative net loss of $2.5 billion and have stockholders’ deficit of $40.7 million. To date, we have not generated any product revenues and have funded our operations through the sale of equity securities and convertible debt securities; through our facility agreement, or the Facility Agreement, with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P., referred to collectively as Deerfield; and through borrowings under our loan arrangement with The Mann Group LLC, or the Loan Arrangement, and through the $150.0 million up-front payment we received pursuant to the Sanofi License Agreement.

As of September 30, 2014, we and our marketing partner, Sanofi, have not yet begun to commercialize AFREZZA. We anticipate that commercialization of AFREZZA will commence in the first quarter of 2015. We currently do not have the required approvals to market any of our other product candidates, and we may not receive such approvals. We may not be able to achieve positive cash flow from operations even if we succeed in commercializing our product candidates. We expect to make substantial expenditures and to incur additional operating losses for at least the next several years as we:

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

RESEARCH AND DEVELOPMENT EXPENSES

To date, our research and development expenses have consisted mainly of costs associated with the clinical trials of our product candidates. This includes the salaries, benefits and stock-based compensation of research and development personnel, raw materials, laboratory supplies and materials, facility costs, costs for consultants and related contract research, licensing fees, and depreciation of equipment. Our recent research and development expenses have also included certain commercial readiness costs. We track research and development costs by the type of cost incurred. We partially offset research and development expenses with the recognition of estimated amounts receivable from the State of Connecticut pursuant to a program under which we can exchange qualified research and development income tax credits for cash.

Our research and development staff conducts our internal research and development activities, which include research, product development, clinical development, manufacturing and related activities. This staff is located in our facilities in Valencia, California; Paramus, New Jersey; and Danbury, Connecticut. We expense research and development costs as we incur them.

Clinical development timelines, likelihood of success and total costs vary widely. Prior to the FDA’s approval of AFREZZA, we focused on advancing AFREZZA through regulatory approval.

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

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States, or GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Item 7 of our Annual Report for the year ended December 31, 2013. There has been one material change to our critical accounting policies during the three and nine months ended September 30, 2014.

License and collaboration agreements

Pursuant to the Sanofi License Agreement, we granted to Sanofi exclusive, worldwide licenses to certain of our patents, trademarks and know-how for the development and commercialization of AFREZZA. The terms of the Sanofi License Agreement provide for consideration to us in the form of a non-refundable up-front payment, manufacturing, regulatory and sales milestone payments and profit and loss sharing.

We analyze consideration received under the provisions of ASC 605, Revenue Recognition, to determine whether the consideration, or a portion thereof, could be recognized as revenue. ASC 605 provides that revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured.

In arrangements involving the delivery of more than one element, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting. This determination is generally based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration that is fixed and determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price and (iii) best estimate of selling price (BESP). The BESP reflects our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables.

The assessment of multiple element arrangements requires judgment in order to determine the appropriate units of accounting and the points in time that, or periods over which, revenue should be recognized. Given that, as of September 30, 2014, we did not have the ability to estimate the amount of costs that would potentially be incurred under the loss share provision related to the Sanofi License Agreement, we believe the fixed and determinable fee requirement for revenue recognition was not met.

Recently Issued Accounting Standards — In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU provide guidance on the financial statements presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in this ASU do not require new recurring disclosures. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of the new requirement did not have a significant impact on our consolidated financial statements.

In May 2014, a new standard was issued related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective on January 1, 2017. Early adoption is not permitted. The new standard allows for either “full retrospective” adoption, whereby the new standard is applied to each prior reporting period presented or “modified retrospective” adoption, whereby the new standard is only applied to the most current period presented with the cumulative effect of the change recognized at the date of the initial application. We are assessing the potential impact of the new standard on its consolidated statements of financial position and results of operations and comprehensive income (loss) and has not yet selected a transition method.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification. In addition, the ASU: (a) adds an example disclosure in Topic 275, Risks and Uncertainties, to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities; and (b) removes an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact the adoption of ASU 2014-10 will have on our consolidated financial statements.

On August 27, 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. We are evaluating the impact the adoption of ASU 2014-15 will have on its consolidated financial statements.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2014 and 2013

Revenue

We did not recognize any revenue for the nine months ended September 30, 2014 or 2013. We do not anticipate sales of any product prior to the commercialization of AFREZZA.

Research and Development Expenses

The following table provides a comparison of the research and development expense categories for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three months ended September 30,
	2014	2013	$ Change	% Change
Clinical	$6,255	$8,249	$(1,994)	(24%)
Manufacturing	13,167	10,240	2,927	29%
Research	1,349	1,601	(252)	(16%)
Research and development tax credit	(600)	(51)	(549)	1076%
Stock-based compensation expense	(993)	7,242	(8,235)	(114%)

Research and development expenses	$19,178	$27,281	$(8,103)	(30%)

	Nine months ended September 30,
	2014	2013	$ Change	% Change
Clinical	$22,170	$32,509	$(10,339)	(32%)
Manufacturing	35,017	29,354	5,663	19%
Research	4,608	4,690	(82)	(2%)
Research and development tax credit	(766)	(207)	(559)	270%
Stock-based compensation expense	21,655	14,385	7,270	51%

Research and development expenses	$82,684	$80,731	$1,953	2%

The decrease in research and development expenses of $8.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to decreased stock-based compensation expense of $8.2 million resulting from a credit of $5.5 million for the settlement value of modified performance awards and an overall decrease in stock-based compensation expense of $2.7 million related to performance milestones that were substantially recorded in 2013 but were achieved and settled in 2014.

Overall research and development expenses for the nine months ended September 30, 2014 increased by $2.0 million compared to the nine months ended September 30, 2013 primarily due to increased stock-based compensation expense of $7.3 million and increased spending on commercial readiness of $5.7 million partially offset by decreased clinical expenses of $10.3 million with the completion of two Phase 3 clinical studies of AFREZZA in 2013. The net effect of $10.4 million in increased stock-based compensation expense resulted from the modification and subsequent settlement value of performance awards which was partially offset by an overall decrease in stock-based compensation of $3.1 million. Manufacturing spending increased $5.7 million due to development supply purchases and increased headcount in preparation for commercialization offset by decreased clinical expenses of $10.3 million as a result of the completion of two Phase 3 studies in 2013.

We anticipate our overall research and development expenses will increase in 2014 compared to 2013 due to the ongoing preparation for the commercialization of AFREZZA and increased stock compensation expense.

General and Administrative Expenses

The following table provides a comparison of the general and administrative expense categories for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three months ended September 30,
	2014	2013	$ Change	% Change
Salaries and employee related expenses	$4,552	$4,028	$524	13%
Professional fees and other general expenses	18,370	4,752	13,618	287%
Stock-based compensation expense	(3,834)	8,701	(12,535)	(144%)

General and administrative expenses	$19,088	$17,481	$1,607	9%

	Nine months ended September 30,
	2014	2013	$ Change	% Change
Salaries and employee related expenses	$13,221	$11,763	$1,458	12%
Professional fees and other general expenses	28,519	13,371	15,148	113%
Stock-based compensation expense	25,100	16,919	8,181	48%

General and administrative expenses	$66,840	$42,053	$24,787	59%

The increase in general and administrative expenses of $1.6 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to increased professional fees of $13.6 million associated with the closing of the Sanofi License Agreement offset by a decrease in stock compensation expense of $12.5 million resulting from a credit of $7.4 million for the settlement value of modified performance awards and an overall decrease in stock-based compensation expense of $5.1 million related to performance milestones that were substantially recorded in 2013 but were achieved and settled in 2014.

General and administrative expenses for the nine months ended September 30, 2014 increased by $24.8 million compared to the nine months ended September 30, 2013 primarily due to an $8.2 million increase in stock-based compensation resulting from the net effect of $12.6 million in increased stock-based compensation expense due to the modification and subsequent settlement value of performance awards, partially offset by an overall decrease in stock-based compensation of $4.4 million, increased professional fees of $13.6 million associated with the Sanofi License Agreement, and an increase of $1.5 million in professional fees related to financing transactions and associated filings.

General and administrative expenses overall will be higher in 2014 as compared to 2013 as a result of increased stock compensation expense due to milestone achievements and the modification and re-measurement of performance shares in the third quarter of 2014.

Other Income (Expense)

Other income increased by $7.9 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 and by $1.6 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase for the three months ended September 30, 2014 was due to $7.9 million of other income, net of expenses, associated with the sale of intellectual property in the third quarter. The increase for the nine months ended September 30, 2014 was due to income associated with the sale of intellectual property related to oncology in the third quarter, partially offset by the $6.4 million loss on the conversion of Deerfield debt into equity.

Interest Income and Expense

Interest expense increased by $0.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 and decreased by $1.1 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease for the nine months ended September 30, 2014 was primarily due to a decrease of $3.0 million in interest expense on the Loan Arrangement with The Mann Group due to a lower carrying value in 2014, partially offset by incremental interest expense of $1.9 million resulting from the achievement and re-measurement of the first milestone under the Milestone Rights Purchase Agreement dated July 1, 2013, or the Milestone Agreement, by and between us and Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL, referred to collectively as the Milestone Purchasers, in the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations through the sale of equity securities and convertible debt securities, borrowings under the Loan Arrangement with The Mann Group and the Facility Agreement with Deerfield.

As of September 30, 2014, the total principal amount outstanding under the Loan Arrangement was $49.5 million, and the amount available for future borrowings was $30.1 million. We anticipate using a portion of these available borrowings to capitalize accrued interest into principal, upon mutual agreement of the parties, as it becomes due and payable under the Loan Arrangement.

On July 1, 2013, we entered into the Facility Agreement with Deerfield providing for the sale of up to $160.0 million of 9.75% Senior Convertible Notes due 2019, or the 2019 notes, in four equal tranches of $40.0 million principal amount.

As of September 30, 2014, Deerfield had purchased all four tranches of 2019 notes in the aggregate principal amount of $160.0 million.

On February 28, 2014, we amended the Facility Agreement to provide for the issuance of an additional tranche of notes, or the Tranche B notes, to Deerfield. Pursuant to the terms of the amendment, prior to December 30, 2014, we may issue to Deerfield up to $90.0 million aggregate principal amount of Tranche B notes, subject to the satisfaction of certain conditions, $20.0 million of which had been issued as of September 30, 2014. As of September 30, 2014, the Tranche B notes bear interest at the rate of 8.75% per year on the outstanding principal amount, payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. The Tranche B notes initially accrued interest at the rate of 9.75% per year on the outstanding principal amount, subject to reduction to 8.75% if we entered into a collaboration with a third party to commercialize AFREZZA. Pursuant to the terms of the amendment, the interest rate was subsequently reduced to 8.75% on September 23, 2014 following completion of the U.S. Federal Trade Commission’s review of the transaction under the Hart-Scott-Rodino Act and the completion of documentation related to the $175.0 million secured loan facility being provided to MannKind. The amended Facility Agreement also provided Deerfield with the option, subject to certain limitations, to convert up to an additional $60.0 million of the 2019 notes issued and outstanding on the date of the amendment into shares of our common stock following the effective date of the amendment.

On April 2, 2014, Deerfield elected to convert an aggregate of $7.5 million of principal amount of the outstanding first tranche of the 2019 notes, or the Tranche 1 notes, pursuant to which we issued Deerfield 1,500,000 shares of our common stock. As a result of this election, Deerfield has fully exercised the conversion option under the Facility Agreement, as amended, by converting $20.0 million of the Tranche 1 notes and the full $40.0 million of the outstanding third tranche of the 2019 notes, or the Tranche 3 notes, allowable into 10,763,829 shares of our common stock in the aggregate.

In connection with the execution of the Facility Agreement, on July 1, 2013, we issued Milestone Rights to the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an AFREZZA product and the achievement of specified net sales figures. The payments due under the Milestone Rights are subject to pro rata reduction in the event of certain funding failures by Deerfield under the Facility Agreement.

As of September 30, 2014, the first milestone triggering event was achieved following our entry into the Sanofi License Agreement. Subsequent to September 30, 2014, in connection with the milestone triggering event, we paid a $5.0 million payment to Deerfield pursuant to the terms of the Milestone Agreement.

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

On August 11, 2014, we and Sanofi executed the Sanofi License Agreement, which subsequently became effective on September 23, 2014. Pursuant to the Sanofi License Agreement, we received a $150.0 million up-front fee and may earn potential payments of up to an aggregate of $775.0 million upon the achievement of certain development, manufacturing, regulatory and sales milestones. Worldwide profits and losses will be shared 65% by Sanofi and 35% by us. Pursuant to a separate supply agreement, we will manufacture AFREZZA at our manufacturing facility in Danbury, Connecticut to supply Sanofi’s demand for the product.

In addition, an affiliate of Sanofi has provided us with a secured loan facility of up to $175.0 million to fund our share of net losses under the Sanofi License Agreement. On August 11, 2014, we entered into a second amendment to the Facility Agreement to permit the incurrence of additional debt under the Sanofi Loan Facility. Advances under the Sanofi Loan Facility will bear interest at a rate of 8.5% per year and will be payable-in-kind and compounded quarterly. We will be required to make mandatory prepayments on any outstanding loans under the Sanofi Loan Facility from our share of any profits under the Sanofi License Agreement. We have not yet incurred any indebtedness under the Sanofi Loan Facility.

During the nine months ended September 30, 2014, our operations provided $39.8 million of cash, and we had a net loss of $161.9 million, which included $62.3 million of non-cash charges consisting of depreciation and accretion, and stock-based compensation. By comparison, during the nine months ended September 30, 2013, we used $94.7 million of cash for our operations and had a net loss of $137.9 million, which included $41.4 million of non-cash charges consisting of depreciation and accretion, and stock-based compensation. The operating cash outflow decreased by $134.5 million primarily due to the $150.0 million deferred up-front payment recorded from the up-front fee associated with the Sanofi License Agreement being partially offset by the $15.0 million deposit to Amphastar as prepayment for 2015 quantities of insulin as part of the Supply Agreement. Going forward, we expect our operating cash flow to be negative at least until we achieve commercialization of AFREZZA.

We used $9.9 million of cash for investing activities during the nine months ended September 30, 2014, compared to $1.8 million for the nine months ended September 30, 2013. The $8.1 million increase was primarily due to $19.1 million in purchases of machinery and equipment for the preparation for commercialization of AFREZZA, offset by $9.3 million proceeds from the sale of intellectual property.

Our financing activities provided $71.7 million of cash for the nine months ended September 30, 2014, compared to $128.5 million for the nine months ended September 30, 2013. Cash provided by financing activities during the nine months ended September 30, 2014 was comprised of $40.0 million in proceeds received from the issuance of the fourth tranche of 2019 notes to Deerfield, $20.0 million from the sale of Tranche B notes to Deerfield, $27.8 million from warrant exercises, and $10.1 million from the exercise of stock options, which were partially offset by $26.8 million paid for employment taxes related to vested restricted stock units. For the nine months ended September 30, 2013, cash provided by financing activities was primarily comprised of $79.5 million from the sale of the first two tranches under the Facility Agreement with Deerfield and $49.2 million in warrant exercises.

As of September 30, 2014, we had $172.5 million in cash and cash equivalents. Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital requirements for at least the next 12 months. We may need to raise additional capital in the future, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities related to the commercialization of AFREZZA and the development of other product candidates. However, we cannot provide assurances that such additional capital, if needed, will be available through these or other means.

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

We cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. If planned operating results are not achieved or we are not successful in raising additional capital, if needed, through equity or debt financing or entering business collaborations, we may be required to reduce expenses through the delay, reduction or curtailment of our projects, or further reduction of costs for facilities and administration, and there could be substantial doubt about our ability to continue as a going concern.

Contractual Obligations and Commitments

As of September 30, 2014, in addition to the obligations and commitments disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operation contained in our Annual Report, we incurred additional contractual obligations pursuant to our issuance of $20.0 million aggregate principal amount of Tranche B notes in accordance with the provisions of the Facility Agreement, as amended, to Deerfield on May 6, 2014; the issuance of the fourth tranche of $40.0 million aggregate principal amount of 2019 notes to Deerfield on July 28, 2014; the entry into our supply agreement with Amphastar France Pharmaceuticals S.A.S., or Amphastar, on July 31, 2014, which contains annual minimum purchase obligations of an aggregate of approximately €120.1 million in calendar years 2015 through 2019; the entry into the Sanofi License Agreement, under which we are responsible for 35% of worldwide losses with respect to AFREZZA; and additional contractual obligations pursuant to the Sanofi Loan Facility.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Due to the fixed interest rates of our debt, we do not currently have any exposure to changes in our interest expense as a result of changes in interest rates. The interest rate on amounts borrowed under our loan arrangement with The Mann Group for the year ended December 31, 2013 and the nine months ended September 30, 2014 was a fixed rate equal to 5.84%. As of December 31, 2013, the total principal amount outstanding under the Loan Arrangement was $49.5 million. We also have debt related to our 5.75% Senior Convertible Notes due 2015, or the 2015 notes, at a fixed interest rate of 5.75%, debt related to the 2019 notes at a fixed interest rate of 9.75% and debt related to the Tranche B notes at a fixed interest rate of 8.75%. In addition, any advances under the Sanofi Loan Facility will bear interest at a rate of 8.5%.

Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments are entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America.

If a change in interest rates equal to 10% of the interest rates on September 30, 2014 were to have occurred, this change would not have had a material effect on the value of our short-term investment portfolio or on our interest expense obligations with respect to outstanding borrowed amounts.

Foreign Currency Exchange Risk

We will incur significant expenses, including for insulin supply purchases, outside the United States based on contractual obligations denominated in the euro. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We have not entered into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks, but may enter into foreign currency hedging transactions in the future. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a minimum quarterly supply purchase under our supply agreement with Amphastar and if a movement of 10% in the U.S. dollar to euro exchange rate were to have occurred on September 30, 2014, this movement would not have had a material effect on our results of operations or financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management determined that, as of September 30, 2014, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO OUR BUSINESS

We depend heavily on the successful commercialization of our only approved product, AFREZZA.*

To date, we have not commercialized any products. We have expended significant time, money and effort in the development of our only approved product, AFREZZA. We anticipate that in the near term, our ability to generate revenues will depend on the successful commercialization of AFREZZA in the United States, which we have not yet begun to commercialize. On August 11, 2014, we executed the Sanofi License Agreement, which became effective on September 23, 2014. Pursuant to the Sanofi License Agreement, Sanofi will be responsible for global commercial, regulatory and development activities for AFREZZA. We will manufacture AFREZZA at our manufacturing facility in Danbury, Connecticut to supply Sanofi’s demand for the product. In addition, the companies are planning to collaborate to expand manufacturing capacity to meet global demand as necessary. We must receive the necessary approvals from foreign regulatory agencies before AFREZZA can be marketed outside of the United States.

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

We have sought to develop our other product candidates through our internal research programs. Our product candidates are generally in early clinical or preclinical development. All of our product candidates will require additional research and development and, in some cases, significant preclinical, clinical and other testing prior to seeking regulatory approval to market them. Accordingly, these product candidates will not be commercially available for a number of years, if at all.

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

We are dependent on our collaboration with Sanofi to further develop and to commercialize AFREZZA worldwide. This collaboration may place the development and commercialization largely outside our control, and poor performance under or failure to maintain the collaboration agreement between us and Sanofi could have a material and adverse impact on our business.*

We have entered into the Sanofi License Agreement to provide for the future development and commercialization of AFREZZA. We cannot be certain that our collaboration with Sanofi will continue for as long as there is a potential market for AFREZZA. Both we and Sanofi have certain rights to terminate the collaboration agreement, in certain circumstances, including a right by Sanofi to terminate the agreement upon specified prior written notice. If the agreement is terminated prior to the end of the commercial life of AFREZZA, we may not be able to find another collaborator for the development and commercialization of AFREZZA, and even if we elected to pursue further development and commercialization of AFREZZA on our own, we might not be able to do so successfully and would experience substantially increased capital requirements that we might not be able to fund. Our dependence on Sanofi and the Sanofi License Agreement will subject us to a number of risks, including:

•	Sanofi may not perform as expected and we may not be able to control the amount and timing of resources that Sanofi may devote to the development or commercialization of AFREZZA;

•	we and Sanofi could disagree as to development plans and Sanofi may delay clinical trials or stop a clinical trial;

•	there may be disputes between us and Sanofi, including disagreements regarding the Sanofi License Agreement, that may result in (a) the delay of (or prevent entirely) the achievement of regulatory and commercial objectives that would result in milestone payments, (b) the delay or termination of the development or commercialization of AFREZZA, and/or (c) costly litigation or arbitration that diverts our management’s attention and resources;

•	Sanofi may not comply with applicable regulatory guidelines with respect to the development or commercialization of AFREZZA, which could adversely impact the development of or sales of AFREZZA and could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production and refusal to approve any new drug applications;

•	Sanofi may not provide us with timely and accurate information regarding sales activities and supply forecasts, which could adversely impact our ability to comply with our manufacturing and supply obligations under our supply agreement with Sanofi and our and Sanofi’s ability to launch and commercialize AFREZZA;

•	Sanofi may experience financial difficulties;

•	business combinations or significant changes in Sanofi’s business strategy may also adversely affect Sanofi’s ability to perform its obligations under the Sanofi License Agreement;

•	Sanofi may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation; and

•	notwithstanding the non-competition requirements in the Sanofi License Agreement, Sanofi could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors.

Any failure of Sanofi to adequately perform its obligations under the Sanofi License Agreement or the termination of such agreement could have a material and adverse impact on our business.

We have a history of operating losses, we expect to continue to incur losses and we may never generate positive cash flow from operations.*

Although we had a positive cash flow from operations during the nine months ended September 30, 2014, due to the $150.0 million up-front payment received from Sanofi, we expect negative cash flows from operations for the full year. We have never been profitable or generated positive cash flow from cumulative operations to date and, as of September 30, 2014, we had incurred a cumulative net loss of $2.5 billion. The cumulative net loss has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to support the commercialization of AFREZZA, including costs and expenses to manufacture AFREZZA on a commercial scale. In addition, we have agreed to purchase annual minimum quantities of insulin under our supply agreement with Amphastar of an aggregate of approximately €120.1 million in calendar years 2015 through 2019. We may not have the necessary capital resources on hand in order to service this contractual commitment, and we may become obligated to make additional payments under the supply agreement in the event of its termination under certain scenarios. Our cumulative net loss may therefore increase significantly. Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of September 30, 2014, we had stockholders’ deficit of $40.7 million. Our ability to achieve and sustain positive cash flow from operations and profitability depends upon successfully commercializing AFREZZA in collaboration with our marketing partner. We may not generate positive cash flow from operations or be profitable even if we succeed in commercializing any of our product candidates. As a result, we cannot be sure when we will generate positive cash flow from operations or become profitable, if at all.

In the future we may need to raise additional capital to fund our operations.*

In the future, we may need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities related to the commercialization of AFREZZA and the development of other product candidates. It may be difficult for us to raise additional funds on favorable terms, or at all. As of September 30, 2014, we had stockholders’ deficit of $40.7 million, which may raise concerns about our solvency and affect our ability to raise additional capital. The extent of our additional funding requirements will depend on a number of factors, including:

•	the election of any or all of the holders of the 2015 notes or the 2019 notes to require us to repay or repurchase such notes if and when required;

•	our ability to refinance existing indebtedness, including indebtedness under the 2015 notes which mature in August 2015;

•	the extent to which the 2015 notes are converted into shares of our common stock;

•	the rate of progress and costs of our clinical studies and research and development activities;

•	the costs of procuring raw materials and operating our manufacturing facilities;

•	our obligation to make milestone payments pursuant to the milestone rights issued to the Milestone Purchasers pursuant to the Milestone Agreement;

•	our obligation to bear our share of net losses under the Sanofi License Agreement;

•	our success in establishing strategic business collaborations or other sales or licensing of assets, and the timing and amount of any payments we might receive from any such transactions;

•	the degree of success in commercializing AFREZZA;

•	actions taken by the FDA and other regulatory authorities affecting AFREZZA and our product candidates and competitive products;

•	the costs of preparing applications for regulatory approvals for our product candidates, either ourselves or with any commercialization partner;

•	the emergence of competing technologies and products and other market developments;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;

•	the level of our legal and litigation expenses; and

•	the costs of discontinuing projects and technologies, and/or decommissioning existing facilities, if we undertake any such activities.

We have raised capital in the past through the sale of equity and debt securities. We may in the future pursue the sale of additional equity and/or debt securities, including sales of our common stock through the ATM Agreements, or the establishment of other funding facilities including asset-based borrowings. There can be no assurances, however, that we will be able to raise additional capital on acceptable terms, or at all. Issuances of additional debt or equity securities or the conversion of any of our currently outstanding convertible debt securities into shares of our common stock or the exercise of our currently outstanding warrants for shares of our common stock could impact the rights of the holders of our common stock and may dilute their ownership percentage. Moreover, the establishment of other funding facilities may impose restrictions on our operations. These restrictions could include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing or sale of certain intellectual property and other assets. We cannot offer assurances, however, that any strategic collaborations, sales of securities or sales or licenses of assets will be available to us on a timely basis or on acceptable terms, if at all. We may be required to enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such relationships may not be on terms as commercially favorable to us as might otherwise be the case.

In the event that sufficient additional funds are not obtained through strategic collaboration opportunities, sales of securities, funding facilities, licensing arrangements and/or asset sales on a timely basis, we may be required to reduce expenses through the delay, reduction or curtailment of our projects, or further reduction of costs for facilities and administration. As of the date hereof, we have not obtained a solvency opinion or otherwise conducted a valuation of our properties to determine whether our debts exceed the fair value of our property within the meaning of applicable solvency laws. If we are or become insolvent, investors in our stock may lose the entire value of their investment.

We do not anticipate generating operating cash flow prior to commercial launch of AFREZZA, and therefore cannot provide assurances that changed or unexpected circumstances, including, among other things, delays in manufacturing on a commercial scale, will not result in the depletion of our capital resources more rapidly than we currently anticipate, in which case we may be required to raise additional capital. There can be no assurances that we will be able to raise additional capital, if needed, on favorable terms, or at all. If we need but cannot raise adequate additional capital in the future we will be required to reduce expenses through the delay, reduction or curtailment of our projects, or further reduction of costs for facilities and administration, and there may be substantial doubt about our ability to continue as a going concern.

We have a substantial amount of debt pursuant to our 2015 notes, 2019 notes and Tranche B notes, may incur additional indebtedness under the Sanofi Loan Facility and may be unable to make required payments of interest and principal as they become due.*

As of September 30, 2014, we had $180.0 million of outstanding debt pursuant to our 2015 notes and 2019 notes, consisting of:

•	$100.0 million principal amount of 2015 notes bearing interest at 5.75% per annum and maturing on August 15, 2015;

•	$60.0 million principal amount of 2019 notes bearing interest at 9.75% per annum and maturing between 2016 and December 31, 2019; and

•	$20.0 million principal amount of Tranche B notes bearing interest at 8.75% per annum and maturing between 2017 and December 31, 2019.

Prior to December 30, 2014, we may request that Deerfield purchase up to $70.0 million principal amount of additional Tranche B notes under the Facility Agreement. In addition, an affiliate of Sanofi has provided the Sanofi Loan Facility to us, the proceeds of which will be used by us to fund our share of net losses under the Sanofi License Agreement.

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the 2015 notes, 2019 notes or Tranche B notes when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2015 notes, or certain Major Transactions as defined in the Facility Agreement in respect of the 2019 notes and the Tranche B notes, the holders of the respective notes will have the option to require us to repurchase all or any portion of such notes at a repurchase price of 100% of the principal amount of such notes to be repurchased plus accrued and unpaid interest, if any. The 2015 notes bear interest at the rate of 5.75% per year on the outstanding principal amount, payable in cash semiannually in arrears on February 15 and August 15 of each year, and the 2019 notes bear interest at the rate of 9.75% per year on the outstanding principal amount, payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. The Tranche B notes bear interest at the rate of 8.75% on the outstanding principal amount, payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. Loans under the Sanofi Loan Facility will bear interest at a rate of 8.5% per annum, paid-in-kind on a quarterly basis (2.06% per quarter compounded). While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2015 notes, 2019 notes, Tranche B notes, or on the loans under the Sanofi Loan Facility, or if we fail to repay or repurchase the 2015 notes, 2019 notes, Tranche B notes, or the loans under the Sanofi Loan Facility when required, we will be in default under the indenture or other applicable instrument for such note(s) or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

The agreements governing our indebtedness contain covenants that we may not be able to meet and place restrictions on our operating and financial flexibility.*

Our indebtedness under the Facility Agreement, including any indebtedness under the 2019 notes and the Tranche B notes and any additional indebtedness we incur as the result of our sale of additional Tranche B notes, is secured by substantially all of our assets, including our intellectual property, accounts receivables, equipment, general intangibles, inventory (excluding the insulin inventory) and investment property, and all of the proceeds and products of the foregoing. Our obligations under the Facility Agreement and the Milestone Agreement are also secured by a certain mortgage on our facility in Danbury, Connecticut. Our obligations under the Sanofi Loan Facility are secured by a first priority mortgage on our facility in Valencia, California, a first priority security interest in certain insulin inventory located in the United States and any contractual rights and obligations pursuant to which we purchase or have purchased such insulin, and a second priority security interest in our assets that secure our obligations under the Facility Agreement.

The Facility Agreement includes customary representations, warranties and covenants by us, including restrictions on our ability to incur additional indebtedness, grant certain liens, engage in certain mergers and acquisitions, make certain distributions and make certain voluntary prepayments. Events of default under the Facility Agreement include: our failure to timely make payments due under the 2019 notes or the Tranche B notes; inaccuracies in our representations and warranties to Deerfield; our failure to comply with any of our covenants under any of the Facility Agreement, Milestone Agreement or certain other related security agreements and documents entered into in connection with the Facility Agreement, subject to a cure period with respect to most covenants; our insolvency or the occurrence of certain bankruptcy-related events; certain judgments against us; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on our business; the acceleration of a specified amount of our indebtedness; our cash and cash equivalents, including amounts available to us under our loan arrangement with The Mann Group, falling below $25.0 million as of the last day of any fiscal quarter. If one or more events of default under the Facility Agreement occurs and continues beyond any applicable cure period, the holders of the 2019 notes and Tranche B notes may declare all or any portion of the 2019 notes and Tranche B notes to be immediately due and payable. The Milestone Agreement includes customary representations and warranties and covenants by us, including restrictions on transfers of intellectual property related to AFREZZA. The milestones are subject to acceleration in the event we transfer our intellectual property related to AFREZZA in violation of the terms of the Milestone Agreement. Similarly, the Sanofi Loan Facility includes customary representations, warranties and covenants by us, including restrictions on our ability to incur additional indebtedness, grant certain liens and make certain changes to our organizational documents. Events of default under the Sanofi Loan Facility include: our failure to make timely payments due under the Sanofi Loan Facility; inaccuracies in our representations and warranties to the noteholder; our failure to comply with any of our covenants under any of the Sanofi Loan Facility or certain other related security agreements and documents entered into in connection with the Sanofi Loan Facility, subject to a cure period with respect to most covenants; our insolvency or the occurrence of certain bankruptcy-related events; termination by Sanofi of the Sanofi License Agreement as a result of our breach of the Sanofi License Agreement; and the failure of any material provision under any of the Sanofi Loan Facility or certain other related security agreements and documents entered into in connection with the Sanofi Loan Facility to remain in full force and effect. If one or more events of default occurs and is continuing, the noteholder may terminate its obligation to make advances under the Sanofi Loan Facility, and, if certain specified events of default (including our failure to timely make payments due under the Sanofi Loan Facility; our failure to comply with the negative covenants under the Sanofi Loan Facility limiting our ability to incur additional indebtedness or grant certain liens; our insolvency or the occurrence of certain bankruptcy-related events; termination by Sanofi of the Sanofi License Agreement as a result of our breach of the non-compete provisions of the Sanofi License Agreement; or the failure of any material provision under any of the Sanofi Loan Facility or certain other related security agreements and documents entered into in connection with the Sanofi Loan Facility to remain in full force and effect) occur and are continuing, the noteholder may accelerate all of our repayment obligations under the Sanofi Loan Facility and otherwise exercise any of its remedies as a secured creditor.

There can be no assurance that we will be able to comply with the covenants under any of the foregoing agreements, and we cannot predict whether the holders of the 2019 notes or Tranche B notes or the lender under the Sanofi Loan Facility would demand repayment of the outstanding balance of the 2019 notes, the Tranche B notes or the loans under the Sanofi Loan Facility as appointed or exercise any other remedies available to such holders if we were unable to comply with these covenants. The covenants and restrictions contained in the foregoing agreements could significantly limit our ability to respond to changes in our business or competitive activities or take advantage of business opportunities that may create value for our stockholders. In addition, our inability to meet or otherwise comply with the covenants under these agreements could have an adverse impact on our financial position and results of operations and could result in an event of default under the terms of our other indebtedness, including our indebtedness under the 2015 notes. In the event of certain future defaults under the foregoing agreements for which we are not able to obtain waivers, the holders of the 2015 notes, 2019 notes and Tranche B notes and the lender under the Sanofi Loan Facility may accelerate all of our repayment obligations, and, with respect to the 2019 notes and Tranche B notes and the loans under the Sanofi Loan Facility, take control of our pledged assets, potentially requiring us to renegotiate the terms of our indebtedness on terms less favorable to us, or to immediately cease operations.

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

Continued testing of AFREZZA or our product candidates may not yield successful results, and even if it does, we may still be unable to commercialize our product candidates.*

Forecasts about the effects of the use of drugs, including AFREZZA, over terms longer than the clinical studies or in much larger populations may not be consistent with the earlier clinical results. For example, with the approval of AFREZZA, the FDA has required a five-year, randomized, controlled trial in 8,000 - 10,000 patients with type 2 diabetes, the primary objective of which is to compare the incidence of pulmonary malignancy observed with AFREZZA to that observed in a standard of care control group. If long-term use of a drug results in adverse health effects or reduced efficacy or both, the FDA or other regulatory agencies may terminate our ability to market and sell the drug, may narrow the approved indications for use or otherwise require restrictive product labeling or marketing, or may require further clinical studies, which may be time-consuming and expensive and may not produce favorable results.

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

If our suppliers fail to deliver materials and services needed for the production of AFREZZA in a timely and sufficient manner, or they fail to comply with applicable regulations, our business and results of operations would be harmed and the market price of our common stock could decline.*

For AFREZZA to be commercially viable, we need access to sufficient, reliable and affordable supplies of insulin, our AFREZZA inhaler, the related cartridges and other materials. Our primary supplier of insulin is Amphastar. We must rely on our suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin in accordance with the FDA’s current Good Manufacturing Practices, or cGMPs for drug products, and the production of the AFREZZA inhaler and related cartridges in accordance with Quality System Regulations, or QSRs. The supply of any of these materials may be limited or any of the manufacturers may not meet relevant regulatory requirements, and if we are unable to obtain any of these materials in sufficient amounts, in a timely manner and at reasonable prices, or if we encounter delays or difficulties in our relationships with manufacturers or suppliers, the production of AFREZZA may be delayed. Any such events could delay market introduction and subsequent sales of AFREZZA and, if so, our business and results of operations will be harmed and the market price of our common stock may decline.

We have never manufactured AFREZZA in commercial quantities, and if we fail to develop an effective manufacturing capability or to engage third-party manufacturers with this capability, we may be unable to support commercialization of this product.*

We use our Danbury, Connecticut facility to formulate AFREZZA inhalation powder, fill plastic cartridges with the powder, package the cartridges in blister packs, and place the blister packs into foil pouches. We will utilize a contract packager to do the final kitting and cartoning of foil pouched blisters containing cartridges, as well as inhalers and the package insert. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. If we engage a third-party manufacturer, we would need to transfer our technology to that third-party manufacturer and gain FDA approval, potentially causing delays in product delivery. In addition, our third-party manufacturer may not perform as agreed or may terminate its agreement with us.

Any of these factors could cause us to delay or suspend production, could entail higher costs and may result in our being unable to effectively support commercialization of AFREZZA. Furthermore, if we or a third-party manufacturer fail to deliver the required commercial quantities of the product or any raw material on a timely basis, and at commercially reasonable prices and acceptable quality, and we were unable to promptly find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volume and quality on a timely basis, we would likely be unable to meet demand for AFREZZA and we would lose potential revenues.

If any product that we develop does not become widely accepted by physicians, patients, third-party payors and the healthcare community, we may be unable to generate significant revenue, if any. *

AFREZZA and our other product candidates may not gain market acceptance among physicians, patients, third-party payors and the healthcare community. Failure to achieve market acceptance would limit our ability to generate revenue and would adversely affect our results of operations.

The degree of market acceptance of AFREZZA and our other product candidates will depend on many factors, including the:

•	approved labeling claims;

•	effectiveness of efforts by us or our marketing partner(s) to educate physicians about the benefits and advantages of AFREZZA or our other products and to provide adequate support for them, and the perceived advantages and disadvantages of competitive products;

•	willingness of the healthcare community and patients to adopt new technologies;

•	ability to manufacture the product in sufficient quantities with acceptable quality and cost;

•	perception of patients and the healthcare community, including third-party payors, regarding the safety, efficacy and benefits compared to competing products or therapies;

•	convenience and ease of administration relative to existing treatment methods;

•	coverage and pricing and reimbursement relative to other treatment therapeutics and methods; and

•	marketing and distribution support.

Because of these and other factors, AFREZZA and any other product that we get approved may not gain market acceptance, which would materially harm our business, financial condition and results of operations.

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

If we or our marketing partner fail to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.*

As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which constrains our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•	the federal physician sunshine requirements under PPACA, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the CMS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members; and

•	state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

•	a clinical trial to evaluate pharmacokinetics, safety and efficacy in pediatric patients;

•	a clinical trial to evaluate the potential risk of pulmonary malignancy with AFREZZA (as well as cardiovascular risk and the long-term effect of AFREZZA on pulmonary function); and

•	two pharmacokinetic-pharmacodynamic studies, one to characterize dose-response and one to characterize within-subject variability.

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

Our suppliers will be subject to FDA inspection.*

We depend on suppliers for insulin and other materials that comprise AFREZZA, including our AFREZZA inhaler and cartridges. Each supplier must comply with relevant regulatory requirements including QSR, and is subject to inspection by the FDA. There can be no assurance, in the conduct of an inspection of any of our suppliers that the agency would find that the supplier substantially complies with the QSR or cGMP requirements, where applicable. If we or any potential third-party manufacturer or supplier fails to comply with these requirements or comparable requirements in foreign countries, regulatory authorities may subject us to regulatory action, including criminal prosecutions, fines and suspension of the manufacture of our products. Amphastar is our primary supplier of insulin. If we are required to find a new or additional supplier of insulin, we will be required to evaluate the new supplier’s ability to provide insulin that meets regulatory requirements, including cGMP requirements as well as our specifications and quality requirements, which would require significant time and expense and could delay the manufacturing and commercialization of AFREZZA.

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

Moreover, the term of a patent is limited and, as a result, the patents protecting our products expire at various dates. For example, some patents providing protection for our AFREZZA inhalation powder expired in 2012 and 2014. Other patents providing protection for AFREZZA have terms extending into 2020, 2030 and 2031. In addition, patents providing protection for our inhaler and cartridges have terms extending into 2023, 2031 and 2032, and we have method of treatment claims that extend into 2026 and 2029. As and when these different patents expire, AFREZZA could become subject to increased competition. As a consequence, we may not be able to recover our development costs.

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

RISKS RELATED TO OUR COMMON STOCK

Our stock price is volatile.*

The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:

•	the progress and results of our clinical studies;

•	general economic, political or stock market conditions;

•	legislative developments;

•	announcements by us, our collaborators, or our competitors concerning clinical study results, acquisitions, strategic alliances, technological innovations, newly approved commercial products, product discontinuations, or other developments;

•	the availability of critical materials used in developing and manufacturing AFREZZA or other product candidates;

•	developments or disputes concerning our patents or proprietary rights;

•	the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals;

•	announcements by us concerning our financial condition or operating performance;

•	changes in securities analysts’ estimates of our financial condition or operating performance;

•	general market conditions and fluctuations for emerging growth and pharmaceutical market sectors;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	the status of any legal proceedings or regulatory matters against or involving us or any of our executive officers and directors;

•	the existence of, and the issuance of shares of our common stock pursuant to, the share lending agreement and the short sales of our common stock effected in connection with the sale of our 2015 notes;

•	the conversion of any of our 2015 notes into shares of our common stock; and

•	discussion of AFREZZA, our other product candidates, competitors’ products, or our stock price by the financial and scientific press, the healthcare community and online investor communities such as chat rooms. In particular, it may be difficult to verify statements about us and our investigational products that appear on interactive websites that permit users to generate content anonymously or under a pseudonym and statements attributed to company officials may, in fact, have originated elsewhere.

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

Our Chairman and Chief Executive Officer and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.*

At September 30, 2014, our Chairman and Chief Executive Officer, Alfred E. Mann beneficially owned 37.8% of our outstanding shares of capital stock. By virtue of his holdings, Mr. Mann may be able to continue to effectively control the election of the members of our board of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.

Subject to compliance with United States federal and state securities laws, Mr. Mann is free to sell the shares of our stock he holds at any time. Upon his death, we have been advised by Mr. Mann that his shares of our capital stock will be left to the Alfred E. Mann Medical Research Organization, or AEMMRO, and AEM Foundation for Biomedical Engineering, or AEMFBE, not-for-profit medical research foundations that serve as funding organizations for Mr. Mann’s various charities, including the Alfred Mann Foundation, or AMF, and the Alfred Mann Institutes at the University of Southern California, the Technion-Israel Institute of Technology, and Purdue University, and that may serve as funding organizations for any other charities that he may establish. The AEMMRO is a membership foundation consisting of nine members, including Mr. Mann, his wife, three of his children and Dr. Joseph Schulman, the chief scientist of the AEMFBE. The AEMFBE is a membership foundation consisting of five members, including Mr. Mann, his wife, and the same three of his children. Although we understand that the members of AEMMRO and AEMFBE have been advised of Mr. Mann’s objectives for these foundations, once Mr. Mann’s shares of our capital stock become the property of the foundations, we cannot assure you as to how those shares will be distributed or how they will be voted.

The future sale of our common stock, the conversion of our 2015 notes into common stock or the exercise of our warrants for common stock could negatively affect our stock price.*

As of November 3, 2014, we had 405,699,862 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock may decline. Likewise the issuance of additional shares of our common stock upon the conversion of some or all of our 2015 notes, or upon the exercise of some or all of the warrants we issued in February 2012, could adversely affect the trading price of our common stock. In addition, the existence of these notes and warrants may encourage short selling of our common stock by market participants. Furthermore, if we were to include in a company-initiated registration statement shares held by our stockholders pursuant to the exercise of their registration rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.5 to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 9, 2007).

Exhibit Number	Description of Document

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to MannKind’s Quarterly report on Form 10-Q (File No. 000-50865), originally filed with the SEC on August 2, 2010).

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.4 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 4, 2011).

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on December 24, 2012).

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on November 19, 2007).

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.4 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 18, 2013).

4.2	Registration Rights Agreement, dated October 15, 1998 by and among CTL Immuno Therapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended (incorporated by reference to Exhibit 4.2 to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended).

4.3	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated August 24, 2010 (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), y filed with the SEC on August 24, 2010).

4.4	Form of 5.75% Senior Convertible Note due 2015 (incorporated by reference to Exhibit 4.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 24, 2010).

4.5	Form of Warrant to Purchase Common Stock issued February 8, 2012 (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on February 6, 2012).

4.6	Form of 9.75% Senior Secured Convertible Promissory Note due 2019 (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 1, 2013).

4.7	Form of Amended and Restated 9.75% Senior Secured Convertible Promissory Note due 2019 (incorporated by reference to Exhibit 4.7 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 3, 2014).

4.8	Form of Tranche B Senior Secured Note due 2019 (incorporated by reference to Exhibit 4.8 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on May 12, 2014).

4.9	Milestone Rights Purchase Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to Exhibit 99.3 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 1, 2013).

4.10	Guaranty and Security Agreement, dated as of July 1, 2013, by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to Exhibit 99.4 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 1, 2013).

4.11	Registration Rights Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.5 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 1, 2013).

4.12	Facility Agreement, dated as of July 1, 2013, by and among MannKind Corporation, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 1, 2013).

4.13	First Amendment to Facility Agreement and Registration Rights Agreement, dated as of February 28, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 4.12 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 3, 2014).

4.14	Second Amendment to Facility Agreement and Registration Rights Agreement, dated as of August 11, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P.

4.15	Senior Secured Revolving Promissory Note, dated as of September 23, 2014, by and between MannKind Corporation and Aventisub LLC (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 29, 2014).

Exhibit Number	Description of Document

4.16	Guaranty and Security Agreement, dated as of September 23, 2014, by and among MannKind Corporation, MannKind LLC and Aventisub LLC (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 29, 2014).

10.1†	License and Collaboration Agreement, dated as of August 11, 2014, by and among MannKind Corporation, Technosphere International C.V., MannKind Netherlands B.V. and Sanofi-Aventis Deutschland GmbH.

10.2†	Supply Agreement, dated as of August 11, 2014, by and between MannKind Corporation and Sanofi-Aventis Deutschland GmbH.

10.3†	Supply Agreement, dated as of July 31, 2014, by and between MannKind Corporation and Amphastar France Pharmaceuticals S.A.S.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2014	MANNKIND CORPORATION

	By:	/s/ MATTHEW J. PFEFFER
Matthew J. Pfeffer
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)