Form 10-K
period 2014-12-31
MANNKIND CORP
filed 2015-03-02
CIK 899460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

As of June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Global Market, was approximately $2,616,079,653.

As of February 23, 2015, there were 408,837,603 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, or the Proxy Statement, for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K.

MANNKIND CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2014

Forward-Looking Statements

Statements in this report that are not strictly historical in nature are “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These statements may include, but are not limited to, statements regarding: our and our marketing partner’s ability to successfully market, commercialize and achieve market acceptance for AFREZZA or any other product candidates or therapies that we may develop; our ability to manufacture sufficient quantities of AFREZZA and obtain insulin supply as needed; our estimates for future performance; our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing; our and our marketing partner’s plans to expand manufacturing capacity to meet global demand for AFREZZA, including with respect to the construction and qualification of an additional manufacturing facility; the progress or success of our research, development and clinical programs, including the application for and receipt of regulatory clearances and approvals; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and scientific studies and the conclusions we draw from them. These statements are only predictions or conclusions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” and elsewhere in this report. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

MannKind Corporation is a biopharmaceutical company focused on the discovery and development of therapeutic products for diseases such as diabetes. Our only approved product, AFREZZA, is a rapid-acting inhaled insulin that was approved by the U.S. Food and Drug Administration (the “FDA”) on June 27, 2014 to improve glycemic control in adult patients with diabetes. According to the Centers for Disease Control and Prevention, in the United States in 2012, approximately 29.1 million people had diabetes. Globally, the International Diabetes Federation has estimated that approximately 387.0 million people had diabetes in 2014 and approximately 592.0 million people will have diabetes by 2035.

AFREZZA is a rapid-acting, inhaled insulin used to control high blood sugar in adults with type 1 and type 2 diabetes. The product consists of a dry formulation of human insulin delivered from a small and portable inhaler. Administered at the beginning of a meal, AFREZZA dissolves rapidly upon inhalation to the lung and delivers insulin quickly to the bloodstream. Peak insulin levels are achieved within 12–15 minutes of administration.

On August 11, 2014, we executed a license and collaboration agreement (the “Sanofi License Agreement”) with Sanofi-Aventis Deutschland GmbH (which subsequently assigned its rights and obligations under the agreement to Sanofi-Aventis U.S. LLC (“Sanofi”)), pursuant to which Sanofi is responsible for global commercial, regulatory and development activities for AFREZZA. The Sanofi License Agreement became effective on September 23, 2014. We manufacture AFREZZA at our manufacturing facility in Danbury,

Connecticut to supply Sanofi’s demand for the product. In addition, we and Sanofi are planning to collaborate to expand manufacturing capacity to meet global demand as necessary.

Under the Sanofi License Agreement, Sanofi paid us an up-front cash payment of $150.0 million in the third quarter of 2014. As of December 31, 2014, we have earned an additional $50.0 million in milestone payments in connection with the satisfaction of specified manufacturing milestones. We are also eligible to receive up to $725.0 million in additional milestone payments under the Sanofi License Agreement if certain development, regulatory and sales milestones are achieved. In addition, worldwide profits and losses, which are determined based on the difference between the net sales of AFREZZA and the costs and expenses incurred by us and Sanofi that are specifically attributable or related to the development, regulatory filings, manufacturing, or commercialization of AFREZZA, will be shared 65% by Sanofi and 35% by us. In connection with the Sanofi License Agreement, an affiliate of Sanofi provided us with a secured loan facility (the “Sanofi Loan Facility”) of up to $175.0 million to fund our share of net losses under the Sanofi License Agreement. As a result of the loss share provision, and because we do not have the ability to estimate the amount of costs that would potentially be incurred related to the Sanofi License Agreement, the amount of up-front cash payment that could be recognized, as revenue is not fixed or determinable.

As part of the approval of AFREZZA, the FDA required us to conduct the following post-marketing studies:

•	A dose-ranging pharmacokinetic (PK)-pharmacodynamic (PD) glucose-clamp trial to characterize the dose-response of AFREZZA relative to subcutaneous insulin in patients with type 1 diabetes;

•	A PK-PD glucose-clamp trial to characterize within-subject variability;

•

An open-label PK and multiple-dose safety and tolerability dose-titration trial of AFREZZA in pediatric patients ages 4 to 17 years with type 1 diabetes, followed by a prospective, open-label, randomized, controlled trial comparing the efficacy and safety of prandial AFREZZA to prandial subcutaneous insulin aspart used in combination with subcutaneous basal insulin in pediatric patients 4 to 17 years old with type 1 or type 2 diabetes; and

•	A five-year, randomized, controlled trial in 8,000-10,000 patients with type 2 diabetes to assess the potential serious risk of pulmonary malignancy with AFREZZA use.

Pursuant to the Sanofi License Agreement, we transferred the approved new drug application (“NDA”) for AFREZZA to Sanofi following the closing of the transaction. The obligation for conducting these required post-marketing studies now rests with Sanofi, as does the responsibility to conduct other clinical studies as may be required to obtain regulatory approval in other countries or for marketing purposes.

On February 3, 2015, we and Sanofi announced that AFREZZA had become available by prescription in United States retail pharmacies.

Manufacturing and Supply

Our primary role in our collaboration with Sanofi is to manufacture AFREZZA to meet Sanofi’s commercial demand as well as its requirements for ongoing clinical studies of AFREZZA. We manufacture AFREZZA in our Danbury, Connecticut facility, where we formulate the AFREZZA inhalation powder, fill it into plastic cartridges and then blister package the cartridges and seal the blister cards inside a foil overwrap. These overwraps are then packaged into cartons along with inhalers and printed material by a third-party packager. The cartridges and inhalers are manufactured for us by a third-party plastic-molding company; the cartridges are delivered to our Connecticut facility whereas the inhalers are shipped directly to the packaging contractor.

The quality management systems of our Connecticut facility were certified to be in conformance with the ISO 13485 and ISO 9001 standards. Our facility has been inspected twice by the FDA, once for a pre-approval inspection in the fall of 2009 and once for a regular inspection in May 2013. The FDA is expected to conduct additional inspections of our facility.

We believe that our Connecticut facility has enough capacity to satisfy the initial commercial demand for AFREZZA. We are currently operating a single filling line with the capacity to process 100-120 million cartridges per year, and have installed and preliminarily qualified two additional filling lines that will bring our annual fill/packing capacity to 300-360 million later this year. In addition, the facility includes expansion space to accommodate as many as 12 filling lines and other equipment, allowing production capacity to be increased based on the demand for AFREZZA over the next several years. Before the Connecticut facility reaches its maximum capacity, we and Sanofi expect to coordinate the construction and qualification of an additional manufacturing facility, which may be owned and operated by Sanofi.

Currently, the only approved source of insulin for AFREZZA is manufactured by Amphastar France Pharmaceuticals S.A.S. (“Amphastar”). In April 2014, Amphastar acquired a manufacturing facility from N.V. Organon, a subsidiary of Merck & Co., Inc., where we had previously obtained the insulin that we use to make AFREZZA. On July 31, 2014, we entered into a supply agreement with Amphastar (the “Insulin Supply Agreement”), pursuant to which we agreed to purchase certain annual minimum quantities of insulin for an aggregate total purchase price of approximately €120.1 million for calendar years 2015 through 2019. We also may purchase additional quantities of insulin over such annual minimum quantities at our option. Unless earlier terminated, the term of the Insulin Supply Agreement expires on December 31, 2019 and can be renewed for additional, successive two year terms upon 12 months written notice given prior to the end of the initial term or any additional two year term. We and Amphastar each have normal and customary termination rights, including termination for material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy or insolvency of the other party. In addition, we may terminate the Insulin Supply Agreement upon two years’ prior written notice to Amphastar without cause or upon 30 days prior written notice to Amphastar if a controlling regulatory authority withdraws approval for AFREZZA, provided, however, in the event of a termination pursuant to either of the latter two scenarios, the provisions of the Insulin Supply Agreement require us to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination.

In addition to our supply relationship with Amphastar, we are working with Sanofi to qualify insulin manufactured by Sanofi as an additional source of insulin for AFREZZA.

We also own a quantity of bulk insulin that we acquired in June 2009 from Pfizer Manufacturing Frankfurt GmbH, a subsidiary of Pfizer Inc., as well as an option to purchase from Pfizer additional insulin inventory, in whole or in part, at a specified price, to the extent it remains available. The purchase price for this insulin was fully expensed at the time of the purchase. To date, none of this insulin has been qualified as a source of insulin for AFREZZA.

Currently, we purchase the raw material from which we produce Technosphere particles (fumaryl diketopiperazine (“FDKP”)) from a major chemical manufacturer with facilities in Europe and North America. We also have the capability of manufacturing this chemical ourselves in our Danbury facility, where we recently completed pilot-scale development batches of FDKP produced using a more streamlined and less costly process compared to earlier campaigns. We intend to transfer this more efficient process to a contract manufacturer for production of registration and validation batches of FDKP.

We have a three-year supply agreement with the contract manufacturer that produces our inhaler and the corresponding cartridges. As demand increases, we intend to qualify an additional vendor of plastic-molding contract manufacturing services.

We also have a three-year agreement with the contractor that performs the final packaging of AFREZZA overwraps, inhalers and printed material into patient kits. As demand increases, we intend to qualify an additional vendor of packaging services.

Our third-party suppliers are subject to extensive governmental regulation. We rely on our suppliers to comply with relevant regulatory requirements, including compliance with Quality System Regulations (“QSRs”).

Technosphere Formulation Technology

AFREZZA utilizes our proprietary Technosphere formulation technology; however, the application of this technology is not limited to insulin delivery. We believe it represents a versatile drug delivery platform that may allow the oral inhalation of a wide range of therapeutics. We have successfully prepared Technosphere formulations of anionic and cationic drugs, hydrophobic and hydrophilic drugs, proteins, peptides, and small molecules. Technosphere powders are based on our proprietary excipient, FDKP, which is a pH-sensitive organic molecule that self-assembles into small particles under acidic conditions. Certain drugs, such as insulin, can be loaded onto these particles by combining a solution of the drug with a suspension of Technosphere material, which is then dried to powder form. The resulting powder has a consistent and narrow range of particle sizes with good aerodynamic properties that enable them to fly efficiently deep into the lungs. Technosphere powders dissolve extremely fast after inhalation when the particles contact the moist lung surface with its neutral pH, releasing the drug molecules to diffuse across a thin layer of cells into the arterial circulation, bypassing the liver to provide excellent systemic exposure.

We have also created an innovative line of breath-powered, dry powder inhalers. Our inhalers are easy to use, cost-effective and can be produced in both a reusable (chronic treatment) and a single-use (acute treatment) format. Both the reusable and single use inhaler formats use the same internal air-flow design. Being breath-powered, our inhalers require only the patient’s inhalation effort to deliver the powder. Patients are not required to activate the inhaler prior to use and no activation step with inhalation is required. To administer the inhalation powder, a patient loads a cartridge into our inhaler and inhales through the mouthpiece. Upon inhalation, the dry powder is lifted out of the cartridge and broken (or de-agglomerated) into small particles. The inhalers are engineered to produce an aggressive airstream to de-agglomerate the powder while keeping the powder moving slowly. This slow-moving powder effectively navigates the patient’s airways for delivery into the lung with minimal deposition at the back of the throat. Our inhalers show very little change in performance over a wide range of inhalation efforts and produce high bioavailability. In a handling study, pediatric subjects as young as four years old were readily able to use the inhaler.

To aid in the development of our oral inhalation products, we have created a number of innovative development tools and techniques. For example, our BluHale technology is a novel inhalation profiling tool that uses miniature acoustic sensors to assess the drug delivery process at the level of an individual inhaler. This tool provides real-time insight into patient usage, device system performance and pharmacokinetic effects. We can combine this tool with other development tools, such as patient inhalation simulators and anatomically correct airway models, in order to integrate inhaler performance with formulation development right from the beginning of the development program. The result is a powder/inhaler combination product customized to the target patient population from the first clinical study.

Our Strategy

The following are the key elements of our strategy:

Support the commercialization of AFREZZA. Our primary role in our collaboration with Sanofi for the commercialization of AFREZZA is to manufacture and supply AFREZZA as necessary based on the demand for the product in the United States and any other jurisdictions where Sanofi obtains regulatory approval. Through our participation in a joint committee and various working groups created as part of the alliance, we support Sanofi’s development and marketing activities, gain alignment on patent strategy and coordinate other activities with Sanofi.

Capitalize on our proprietary Technosphere and inhaler technology for the delivery of active pharmaceutical ingredients. We believe that Technosphere formulations of active pharmaceutical ingredients have the potential to demonstrate clinical advantages over existing therapeutic options in a variety of therapeutic areas. We are actively exploring opportunities to out-license our proprietary Technosphere formulation and device technologies. We are also evaluating several product opportunities that we would consider developing as internally funded efforts.

Sales and Marketing

We rely on Sanofi to conduct all sales and marketing activities related to AFREZZA.

We depend on the success of Sanofi in performing under the Sanofi License Agreement, and we cannot be certain Sanofi will, devote sufficient resources to the commercialization of AFREZZA, or perform its obligations under the agreement. Any failure of Sanofi to perform its obligations or allocate sufficient resources to the commercialization of AFREZZA in a timely manner could materially harm our business, financial condition and results of operations.

Intellectual Property

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

Our Technosphere drug delivery platform, including AFREZZA, enjoys patent protection relating to the particles, their manufacture, and their use for pulmonary delivery of drugs. We have additional patent coverage relating to the treatment of diabetes using AFREZZA. We have been granted patent coverage for the commercial version of our inhaler and cartridges. We have additional pending patent applications, and expect to file further applications, relating to the drug delivery platform, methods of manufacture, the AFREZZA product and its use, and other Technosphere-based products, inhalers and inhaler cartridges. Overall, AFREZZA is protected by over 292 issued patents, and we also have over 230 pending applications in the United States and selected jurisdictions around the world that may provide additional protection if and when they are allowed. These include composition and inhaler and cartridge patents providing protection for AFREZZA with various expiration dates, the longer-lived of which will not expire until 2032. In addition, we have certain method of treatment claims that have terms extending into 2026 and 2029.

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

Although we own a number of domestic and foreign patents and patent applications relating to AFREZZA and our oral inhalation technologies, we have identified certain third-party patents having claims that may trigger an allegation of infringement by virtue of the commercial manufacture and sale of AFREZZA. We believe that AFREZZA does not infringe any valid claims of any patent owned by a third party. However, if a court were to determine that the manufacture or sale of AFREZZA were infringing any of these patent rights, we would have to establish with the court that these patents were invalid in order to avoid legal liability for infringement of these patents. Proving patent invalidity can be difficult because issued patents are presumed valid. Therefore, in the event that we are unable to prevail in an infringement or invalidity action we will either have to acquire the third-party patents outright or seek a royalty-bearing license. Royalty-bearing licenses effectively increase costs and therefore may materially affect product profitability. Furthermore, if the patent holder refuses to either assign or license us the infringed patents, it may be necessary to cease manufacturing the product entirely and/or design around the patents. In either event, our business would be harmed and our profitability could be materially adversely impacted. If third parties file patent applications, or are issued patents claiming technology also claimed by us in pending applications, we may be required to participate in interference proceedings in the United States Patent and Trademark Office (“USPTO”) to determine priority of invention. We may also be required to participate in interference proceedings involving our issued patents.

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

Non-insulin Medications

We expect that AFREZZA will compete with currently available non-insulin medication products for type 2 diabetes. These products include the following:

•	GLP-1 agonists, such as exenatide or liraglutide, which mimic a naturally occurring hormone that stimulates the pancreas to secrete insulin when blood glucose levels are high.

•	Inhibitors of dipeptidyl peptidase IV, such as sitagliptin or saxagliptin, are a class of drugs that work by blocking the enzyme that normally degrades GLP-1.

•	Sulfonylureas and meglitinides, which are classes of drugs that act on the pancreatic cells to stimulate the secretion of insulin.

•	Thiazolidinediones, such as pioglitizone, and biguanides, such as metformin, which lower blood glucose by improving the sensitivity of cells to insulin, or diminishing insulin resistance.

•	Alpha-glucosidase inhibitors, which lower the amount of glucose absorbed from the intestines, thereby reducing the rise in blood glucose that occurs after a meal.

•	SGLT-2 inhibitors, such as dapagliflozin and canagliflozin, are a class of medications that lower blood glucose by increasing glucose excretion in urine.

Government Regulation and Product Approval

The FDA and comparable regulatory agencies in state, local and foreign jurisdictions impose substantial requirements upon the clinical development, manufacture and marketing of medical devices and new drug and biologic products. These agencies, through regulations that implement the Federal Food, Drug, and Cosmetic Act, as amended (“FDCA”), and other regulations, regulate research and development activities and the development, testing, manufacture, labeling, storage, shipping, approval, recordkeeping, advertising, promotion, sale and distribution of such products. In addition, if any of our products are marketed abroad, they will also be subject to export requirements and to regulation by foreign governments. The regulatory approval process is generally lengthy, expensive and uncertain. Failure to comply with applicable FDA and other regulatory requirements can result in sanctions being imposed on us or the manufacturers of our products, including hold letters on clinical research, civil or criminal fines or other penalties, product recalls, or seizures, or total or partial suspension of production or injunctions, refusals to permit products to be imported into or exported out of the United States, refusals of the FDA to grant approval of drugs or to allow us to enter into government supply contracts, withdrawals of previously approved marketing applications and criminal prosecutions.

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

•

Submission to the FDA of an investigational new drug application (“IND”), which must become effective before human clinical trials may commence. The results of the preclinical studies are submitted to the FDA as part of the IND. Unless the FDA objects, the IND becomes effective 30 days following receipt by the FDA.

•

Approval of clinical protocols by independent institutional review boards (“IRBs”) at each of the participating clinical centers conducting a study. The IRBs consider, among other things, ethical factors, the potential risks to individuals participating in the trials and the potential liability of the institution. The IRB also approves the consent form signed by the trial participants.

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

•

Phase 4 clinical trials are performed if the FDA requires, or a company pursues, additional clinical trials after a product is approved. These clinical trials may be made a condition to be satisfied after a drug receives approval. The results of Phase 4 clinical trials can confirm the effectiveness of a product and can provide important safety information to augment the FDA’s voluntary adverse event reporting system.

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

•

Submission to the FDA of an NDA based on the clinical trials. The results of product development, preclinical studies, and clinical trials are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the product. Under the Pediatric Research Equity Act, NDAs are required to include an assessment, generally based on clinical study data, of the safety and efficacy of drugs for all relevant pediatric populations. The statute provides for waivers or deferrals in certain situations.

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

Numerous device regulatory requirements apply to the device part of a drug-device combination. These include:

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

In addition, the FDA imposes a number of complex regulations on entities that advertise and promote drugs, which include, among other requirements, standards for and regulations of direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet. The FDA has very broad enforcement authority under the FDCA, and failure to comply with these regulations can result in penalties, including the issuance of a warning letter requirements for corrective advertising to healthcare providers, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions.

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

There can be no assurance that the current regulatory framework will not change or that additional regulation will not arise at any stage of our product development or marketing that may affect approval, delay the submission or review of an application or require additional expenditures by us. There can be no assurance that we will be able to obtain necessary regulatory clearances or approvals on a timely basis, if at all, for any of our product candidates under development, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business and results of operations.

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

Healthcare Regulatory and Pharmaceutical Pricing

Government coverage and reimbursement policies both directly and indirectly affect our ability to successfully commercialize our approved products, and such coverage and reimbursement policies will be affected by future healthcare reform measures. Government health administration authorities, private health insurers and other organizations generally decide which drugs they will pay for and establish reimbursement levels for healthcare. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

The United States and some foreign jurisdictions have enacted or are considering a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including, most recently, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the ACA, enacted in March 2010. The Physician Payments Sunshine Act within the ACA, and its implementing regulations, require certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

Further, if a drug product is reimbursed by Medicare, Medicaid or other federal or state healthcare programs, we must comply with the False Claims Act, as amended, the federal Anti-Kickback Statute, as amended, and similar state laws. If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Medicare Prescription Drug Improvement and Modernization Act of 2003. Additionally, the ACA substantially changed the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, the ACA established: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. In the future, there may continue to be additional proposals relating to the reform of the U.S. health care system, some of which could further limit the prices we are able to charge for our products, or the amounts of reimbursement available for our products. If drug products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

Research and Development Expenses; Long-Lived Assets

A significant portion of our operating expenses relates to research and development. Our research and development expenses totaled $100.2 million, $109.7 million, and $101.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. We began commercial manufacturing in the latter part of the fourth quarter of 2014. As such, commercial manufacturing costs incurred in the fourth quarter and included in research and development as manufacturing expenses are immaterial for the year ended December 31, 2014.

Our long-lived assets are located in the United States and totaled $192.1 million, $176.6 million, and $184.0 million as of December 31, 2014, 2013, and 2012, respectively.

Employees

As of December 31, 2014, we had 287 full-time employees. Six of these employees were engaged in basic research and development, 151 in manufacturing, 70 in clinical research and development, regulatory affairs and quality assurance and 60 in administration, finance, management, information systems, marketing, corporate development and human resources. Twenty-six of these employees had a Ph.D. degree and/or M.D. degree and were engaged in activities relating to research and development, manufacturing, quality assurance or business development.

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

Scientific Advisors

We seek advice from a number of leading scientists and physicians on scientific, technical and medical matters. These advisors are leading scientists in the areas of pharmacology, chemistry, immunology and biology. Our scientific advisors are consulted regularly to assess, among other things:

•	our research and development programs;

•	the design and implementation of our clinical programs;

•	our patent and publication strategies;

•	market opportunities from a clinical perspective;

•	new technologies relevant to our research and development programs; and

•	specific scientific and technical issues relevant to our business.

Executive Officers of the Registrant

The following table sets forth our current executive officers and their ages as of December 31, 2014:

Name	Age	Position(s)
Hakan S. Edstrom	64	President, Chief Executive Officer and Director
Matthew J. Pfeffer	57	Corporate Vice President and Chief Financial Officer
Juergen A. Martens, Ph.D.	59	Corporate Vice President, Chief Operating Officer
Diane M. Palumbo	61	Corporate Vice President, Human Resources
David B. Thomson, Ph.D., J.D	48	Corporate Vice President, General Counsel and Secretary

Hakan S. Edstrom has served as our president and one of our directors since 2001 and as our chief executive officer since January 2015. From 2001 until January 2015, he also served as our Chief Operating Officer. Mr. Edstrom was with Bausch & Lomb, Inc., a health care product company, from January 1998 to April 2001, advancing to the position of Senior Corporate Vice President and President of Bausch & Lomb, Inc. Americas Region. From 1981 to 1997, Mr. Edstrom was with Pharmacia Corporation, where he held various executive positions, including President and Chief Executive Officer of Pharmacia Ophthalmics Inc. Mr. Edstrom was educated in Sweden and holds a master’s degree in Business Administration from the Stockholm School of Economics.

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

Juergen A. Martens, Ph.D. has been our Chief Operating Officer since January 2015 and, before that, was our Corporate Vice President of Operations and Chief Technology Officer since September 2005. From 2000 to August 2005, he was employed by Nektar Therapeutics most recently as Vice President of Pharmaceutical

Technology Development. Previously, he held technical management positions at Aerojet Fine Chemicals from 1998 to 2000 and at FMC Corporation from 1996 to 1998. From 1987 to 1996, Dr. Martens held a variety of management positions with increased responsibility in R&D, plant management, and business process development at Lonza, in Switzerland and in the United States. Dr. Martens holds a bachelor’s degree in chemical engineering from the Technical College Mannheim/Germany, a bachelor’s and master’s degree in Chemistry and a doctorate in Physical Chemistry from the University of Marburg/Germany.

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

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Annual Report before you decide to buy or maintain an investment in our common stock or other securities. We believe the risks described below are the risks that are material to us as of the date of this Annual Report. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock and other securities could decline, and you may lose all or part of the money you paid to buy our common stock or other securities.

RISKS RELATED TO OUR BUSINESS

We depend heavily on the successful commercialization of our only approved product, AFREZZA.

We have expended significant time, money and effort in the development of our only approved product, AFREZZA. We anticipate that in the near term, our ability to generate revenues will depend on the successful commercialization of AFREZZA. On August 11, 2014, we executed the Sanofi License Agreement, which became effective on September 23, 2014. Pursuant to the Sanofi License Agreement, Sanofi is responsible for global commercial, regulatory and development activities for AFREZZA and we are responsible for manufacturing AFREZZA at our facility in Danbury, Connecticut to supply Sanofi’s demand for the product. On February 3, 2015, we and Sanofi announced that AFREZZA had become available by prescription in United States retail pharmacies. We and Sanofi must receive the necessary approvals from foreign regulatory agencies before AFREZZA can be marketed outside of the United States.

Even with such regulatory approval, we and Sanofi, ultimately may be unable to gain market acceptance of AFREZZA for a variety of reasons, including the treatment and dosage regimen, potential adverse effects, the availability of alternative treatments and lack of coverage or adequate reimbursement. If we fail to commercialize AFREZZA successfully, our business, financial condition and results of operations will be materially and adversely affected.

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

A significant portion of the research that we have conducted involves new technologies, including our Technosphere platform technology. Even if our research programs identify product candidates that initially show promise, these candidates may fail to progress to clinical development for any number of reasons, including discovery upon further research that these candidates have adverse effects or other characteristics that indicate they are unlikely to be effective. In addition, the clinical results we obtain at one stage are not necessarily indicative of future testing results. If we fail to develop and commercialize our other product candidates, or if we are significantly delayed in doing so, our business, financial condition and results of operations will be harmed and the market price of our common stock and other securities could decline.

We are dependent on our collaboration with Sanofi to further develop and to commercialize AFREZZA worldwide. This collaboration places the development and commercialization largely outside our control, and poor performance under or failure to maintain the collaboration agreement between us and Sanofi could have a material and adverse impact on our business, financial condition and results of operations and the market price of our common stock and other securities could decline.

We entered into the Sanofi License Agreement to provide for the future development and commercialization of AFREZZA. We cannot be certain that our collaboration with Sanofi will continue for as long as there is a potential market for AFREZZA. Both we and Sanofi have certain rights to terminate the collaboration agreement, in certain circumstances, including a right by Sanofi to terminate the agreement upon specified prior written notice. If the agreement is terminated prior to the end of the commercial life of AFREZZA, we may not be able to find another collaborator for the development and commercialization of AFREZZA, and even if we elected to pursue further development and commercialization of AFREZZA on our own, we might not be able to do so successfully and would experience substantially increased capital requirements that we might not be able to fund. Our dependence on Sanofi and the Sanofi License Agreement subjects us to a number of risks, including:

•

Sanofi may not perform as expected and we may not be able to control the amount and timing of resources that Sanofi may devote to the development or commercialization of AFREZZA; moreover, Sanofi may elect to prioritize its other insulin products over AFREZZA;

•	we and Sanofi could disagree as to commercialization and development plans and Sanofi may delay clinical trials or stop a clinical trial;

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

•

Sanofi may not provide us with timely and accurate information regarding sales activities and supply forecasts, which could adversely impact our ability to comply with our manufacturing and supply obligations under our supply agreement with Sanofi and our and Sanofi’s ability to commercialize AFREZZA;

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

Any failure of Sanofi to adequately perform its obligations under the Sanofi License Agreement or the termination of such agreement could have a material and adverse impact on our business, financial condition and results of operations and the market price of our common stock and other securities could decline.

We have a history of operating losses, we expect to continue to incur losses and we may never generate positive cash flow from operations.

We have never been profitable or generated positive cash flow from cumulative operations to date and, as of December 31, 2014, we had an accumulated deficit of $2.5 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to support the commercialization of AFREZZA, including costs and expenses to manufacture AFREZZA on a commercial scale. In addition, we have agreed to purchase annual minimum quantities of insulin under the Insulin Supply Agreement with Amphastar in the aggregate of approximately €120.1 million in calendar years 2015 through 2019. We may not have the necessary capital resources on hand in order to service this contractual commitment, and we may become obligated to make additional payments under the Insulin Supply Agreement in the event of its termination under certain scenarios. Our cumulative net loss may therefore increase significantly.

To date, we have received cash payments from Sanofi but have deferred revenue recognition of such payments. We will continue to defer revenue recognition of future milestone payments as and to the extent appropriate under applicable revenue recognition rules. Accordingly, even if we continue to earn and receive milestone payments, revenue recognition may continue to be deferred and our cumulative net loss may therefore be higher than it would be if we recognized the full amount of the milestone payments upon receipt.

Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of December 31, 2014, we had stockholders’ deficit of $73.8 million. Our ability to achieve and sustain positive cash flow from operations and profitability depends upon successfully commercializing AFREZZA in collaboration with Sanofi. We may not generate positive cash flow from operations or be profitable even if we succeed in commercializing any of our product candidates. As a result, we cannot be sure when we will generate positive cash flow from operations or become profitable, if at all.

In the future we may need to raise additional capital to fund our operations.

In the future, we may need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities related to the commercialization of AFREZZA and the development of other product candidates. It may be difficult for us to raise additional funds on favorable terms, or at all. As of December 31, 2014, we had stockholders’ deficit of $73.8 million, which may raise concerns about our solvency and affect our ability to raise additional capital. The extent of our additional funding requirements will depend on a number of factors, including:

•

the election of any or all of the holders of our 5.75% Senior Convertible Notes due 2015 (the “2015 notes”), the 9.75% Senior Convertible Notes due 2019 issued to Deerfield Private Design Fund II, L.P. (“Deerfield Private Design Fund”) and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) (the “2019 notes”) and the 8.75% Senior Convertible Notes due 2019 issued to Deerfield (the “Tranche B notes”) to require us to repay or repurchase such debt securities if and when required;

•

our ability to repay or refinance existing indebtedness, including indebtedness under the 2015 notes which mature in August 2015; and the extent to which the 2015 notes or any other convertible debt securities we may issue are converted into shares of our common stock;

•	the rate of progress and costs of our clinical studies and research and development activities;

•	the costs of procuring raw materials and operating our manufacturing facilities;

•

our obligation to make milestone payments pursuant to the milestone rights issued to Deerfield Private Design Fund and Horizon Santé FLML SÁRL and pursuant to the Milestone Rights Purchase Agreement dated July 1, 2013 (the “Milestone Agreement”);

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

We have raised capital in the past through the sale of equity and debt securities and we may in the future pursue the sale of additional equity and/or debt securities, including sales of our common stock through our at-the-market sales agreements, or the establishment of other funding facilities including asset-based borrowings. There can be no assurances, however, that we will be able to raise additional capital on acceptable terms, or at all. Issuances of additional debt or equity securities or the conversion of any of our currently outstanding convertible debt securities into shares of our common stock or the exercise of our currently outstanding warrants for shares of our common stock could impact the rights of the holders of our common stock and may dilute their ownership percentage. Moreover, the establishment of other funding facilities may impose restrictions on our operations. These restrictions could include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing or sale of certain intellectual property and other assets. We cannot offer assurances, however, that any strategic collaborations, sales of securities or sales or licenses of assets will be available to us on a timely basis or on acceptable terms, if at all. We may be required to enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such relationships may not be on terms as commercially favorable to us as might otherwise be the case.

In the event that sufficient additional funds are not obtained through strategic collaboration opportunities, sales of securities, funding facilities, licensing arrangements and/or asset sales on a timely basis, we may be required to reduce expenses through the delay, reduction or curtailment of our projects, or further reduction of costs for facilities and administration. As of the date hereof, we have not obtained a solvency opinion or otherwise conducted a valuation of our properties to determine whether our debts exceed the fair value of our property within the meaning of applicable solvency laws. If we are or become insolvent, holders of our common stock or other securities may lose the entire value of their investment.

We cannot provide assurances that changed or unexpected circumstances, including, among other things, delays in manufacturing AFREZZA on a commercial scale, will not result in the depletion of our capital resources more rapidly than we currently anticipate, in which case we may be required to raise additional capital. There can be no assurances that we will be able to raise additional capital, if needed, on favorable terms, or at all. If we need but cannot raise adequate additional capital in the future we will be required to reduce expenses through the delay, reduction or curtailment of our projects, or further reduction of costs for facilities and administration, and there could be substantial doubt about our ability to continue as a going concern.

We have a substantial amount of debt pursuant to the 2015 notes, 2019 notes, Tranche B notes, and our loan arrangement with The Mann Group LLC, may incur additional indebtedness under such loan arrangement as well as the Sanofi Loan Facility and may be unable to make required payments of interest and principal as they become due.

As of December 31, 2014, we had $229.5 million principal amount of outstanding debt, consisting of:

•	$100.0 million principal amount of 2015 notes bearing interest at 5.75% per annum and maturing on August 15, 2015;

•

$60.0 million principal amount of 2019 notes bearing interest at 9.75% per annum, $5.0 million of which is due and payable in July 2016, $15.0 million of which is due and payable in July 2017, $15.0 million of which is due and payable in July 2018 and $25.0 million of which is due and payable in July and December 2019;

•

$20.0 million principal amount of Tranche B notes bearing interest at 8.75% per annum, $5.0 million of which is due and payable in each of May 2017, 2018 and 2019, the balance of which is due and payable in December 2019; and

•

$49.5 million principal amount of indebtedness under the loan arrangement, dated as of October 2, 2007, between us and The Mann Group LLC (as amended, restated or otherwise modified as of the date hereof, the “Loan Arrangement”) bearing interest at 5.84% and maturing and due on January 5, 2020.

In addition, we may borrow up to an aggregate $175.0 million pursuant to the Sanofi Loan Facility to fund our share of net losses under the Sanofi License Agreement, $3.0 million, and an additional $30.1 million under the Loan Arrangement. There can be no assurance that we will have sufficient resources to make any required repayments of principal under the 2015 notes, 2019 notes or Tranche B notes when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2015 notes, or certain Major Transactions as defined in our facility agreement with Deerfield dated July 1, 2013 (as amended, the “Facility Agreement”) in respect of the 2019 notes and the Tranche B notes, the holders of the respective debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. The 2015 notes bear interest at the rate of 5.75% per year on the outstanding principal amount, payable in cash semiannually in arrears on February 15 and August 15 of each year, and the 2019 notes bear interest at the rate of 9.75% per year on the outstanding principal amount, payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. The Tranche B notes bear interest at the rate of 8.75% on the outstanding principal amount, payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. Loans under the Sanofi Loan Facility bear interest at a rate of 8.5% per annum, paid-in-kind on a quarterly basis (2.06% per quarter compounded). Loans under the Loan Arrangement accrue interest at a rate of 5.84% per annum, due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as we and The Mann Group LLC mutually agree. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2015 notes, 2019 notes, Tranche B notes, or on the loans under the Sanofi Loan Facility, or if we fail to repay or repurchase the 2015 notes, 2019 notes, Tranche B notes, or the loans under the Sanofi Loan Facility when required, we will be in default under the indenture or other applicable instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

The agreements governing our indebtedness contain covenants that we may not be able to meet and place restrictions on our operating and financial flexibility.

Our obligations under the Facility Agreement, including any indebtedness under the 2019 notes and the Tranche B notes, and the Milestone Agreement are secured by substantially all of our assets, including our intellectual property, accounts receivables, equipment, general intangibles, inventory (excluding the insulin inventory) and investment property, and all of the proceeds and products of the foregoing. Our obligations under the Facility Agreement and the Milestone Agreement are also secured by a certain mortgage on our facility in Danbury, Connecticut. Our obligations under the Sanofi Loan Facility are secured by a first priority mortgage on our facility in Valencia, California, a first priority security interest in certain insulin inventory located in the United States and any contractual rights and obligations pursuant to which we purchase or have purchased such insulin, and a second priority security interest in our assets that secure our obligations under the Facility Agreement.

The Facility Agreement includes customary representations, warranties and covenants by us, including restrictions on our ability to incur additional indebtedness, grant certain liens, engage in certain mergers and acquisitions, make certain distributions and make certain voluntary prepayments. Events of default under the Facility Agreement include: our failure to timely make payments due under the 2019 notes or the Tranche B notes; inaccuracies in our representations and warranties to Deerfield; our failure to comply with any of our covenants under any of the Facility Agreement, Milestone Agreement or certain other related security agreements and documents entered into in connection with the Facility Agreement, subject to a cure period with respect to most covenants; our insolvency or the occurrence of certain bankruptcy-related events; certain judgments against us; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on our business; the acceleration of a specified amount of our indebtedness; our cash and cash equivalents, including amounts available to us under the Loan Arrangement, falling below $25.0 million as of the last day of any fiscal quarter. If one or more events of default under the Facility Agreement occurs and continues beyond any applicable cure period, the holders of the 2019 notes and Tranche B notes may declare all or any portion of the 2019 notes and Tranche B notes to be immediately due and payable. The Milestone Agreement includes customary representations and warranties and covenants by us, including restrictions on transfers of intellectual property related to AFREZZA. The milestones are subject to acceleration in the event we transfer our intellectual property related to AFREZZA in violation of the terms of the Milestone Agreement. Similarly, the Sanofi Loan Facility includes customary representations, warranties and covenants by us, including restrictions on our ability to incur additional indebtedness, grant certain liens and make certain changes to our organizational documents. Events of default under the Sanofi Loan Facility include: our failure to make timely payments due under the Sanofi Loan Facility; inaccuracies in our representations and warranties to the lender; our failure to comply with any of our covenants under any of the Sanofi Loan Facility or certain other related security agreements and documents entered into in connection with the Sanofi Loan Facility, subject to a cure period with respect to most covenants; our insolvency or the occurrence of certain bankruptcy-related events; termination by Sanofi of the Sanofi License Agreement as a result of our breach of the Sanofi License Agreement; and the failure of any material provision under any of the Sanofi Loan Facility or certain other related security agreements and documents entered into in connection with the Sanofi Loan Facility to remain in full force and effect. If one or more events of default occurs and is continuing, the lender may terminate its obligation to make advances under the Sanofi Loan Facility, and, if certain specified events of default (including our failure to timely make payments due under the Sanofi Loan Facility; our failure to comply with the negative covenants under the Sanofi Loan Facility limiting our ability to incur additional indebtedness or grant certain liens; our insolvency or the occurrence of certain bankruptcy-related events; termination by Sanofi of the Sanofi License Agreement as a result of our breach of the non-compete provisions of the Sanofi License Agreement; or the failure of any material provision under any of the Sanofi Loan Facility or certain other related security agreements and documents entered into in connection with the Sanofi Loan Facility to remain in full force and effect) occur and are continuing, the lender may accelerate all of our repayment obligations under the Sanofi Loan Facility and otherwise exercise any of its remedies as a secured creditor.

There can be no assurance that we will be able to comply with the covenants under any of the foregoing agreements, and we cannot predict whether the holders of the 2019 notes or Tranche B notes or the lender under the Sanofi Loan Facility would demand repayment of the outstanding balance of the 2019 notes, the Tranche B notes or the loans under the Sanofi Loan Facility as applicable or exercise any other remedies available to such holders if we were unable to comply with these covenants. The covenants and restrictions contained in the foregoing agreements could significantly limit our ability to respond to changes in our business or competitive activities or take advantage of business opportunities that may create value for our stockholders and the holders of our other securities. In addition, our inability to meet or otherwise comply with the covenants under these agreements could have an adverse impact on our financial position and results of operations and could result in an event of default under the terms of our other indebtedness, including our indebtedness under the 2015 notes. In the event of certain future defaults under the foregoing agreements for which we are not able to obtain waivers, the holders of the 2015 notes, 2019 notes and Tranche B notes and the lender under the Sanofi Loan Facility may accelerate all of our repayment obligations, and, with respect to the 2019 notes and Tranche B notes and the loans under the Sanofi Loan Facility, take control of our pledged assets, potentially requiring us to renegotiate the terms of our indebtedness on terms less favorable to us, or to immediately cease operations.

If we enter into additional debt arrangements, the terms of such additional arrangements could further restrict our operating and financial flexibility. In the event we must cease operations and liquidate our assets, the rights of any holders of our outstanding secured debt would be senior to the rights of the holders of our unsecured debt and our common stock to receive any proceeds from the liquidation.

If we do not achieve our projected development goals in the timeframes we announce and expect, our business, financial condition and results of operations will be harmed and the market price of our common stock and other securities could decline.

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical studies and the submission of regulatory filings. From time to time, we publicly announce the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of the achievement of these milestones can vary dramatically from our estimates, in many cases for reasons beyond our control, depending on numerous factors, including:

•	the rate of progress, costs and results of our clinical studies and preclinical research and development activities;

•	our ability to identify and enroll patients who meet clinical study eligibility criteria;

•	our ability to access sufficient, reliable and affordable supplies of components used in the manufacture of our product candidates;

•	the costs of expanding and maintaining manufacturing operations, as necessary;

•	the extent to which our clinical studies compete for clinical sites and eligible subjects with clinical studies sponsored by other companies; and

•	actions by regulators.

In addition, if we do not obtain sufficient additional funds through sales of securities, strategic collaborations or the license or sale of certain of our assets on a timely basis, we may be required to reduce expenses by delaying, reducing or curtailing our development of product candidates. If we fail to commence or complete, or experience delays in or are forced to curtail, our proposed clinical programs or otherwise fail to adhere to our projected development goals in the timeframes we announce and expect (or within the timeframes expected by analysts or investors), our business, financial condition and results of operations will be harmed and the market price of our common stock and other securities may decline.

AFREZZA or our product candidates may be rendered obsolete by rapid technological change.

A number of established pharmaceutical companies have or are developing technologies for the treatment of unmet medical needs.

The rapid rate of scientific discoveries and technological changes could result in AFREZZA or one or more of our product candidates becoming obsolete or noncompetitive. Our competitors may develop or introduce new products that render our technology or AFREZZA less competitive, uneconomical or obsolete. Our future success will depend not only on our ability to develop our product candidates but to improve them and keep pace with emerging industry developments. We cannot assure you that we will be able to do so.

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

Forecasts about the effects of the use of drugs, including AFREZZA, over terms longer than the clinical studies or in much larger populations may not be consistent with the earlier clinical results. For example, with the approval of AFREZZA, the FDA has required a five-year, randomized, controlled trial in 8,000 – 10,000 patients with type 2 diabetes, the primary objective of which is to compare the incidence of pulmonary malignancy observed with AFREZZA to that observed in a standard of care control group. If long-term use of a drug results in adverse health effects or reduced efficacy or both, the FDA or other regulatory agencies may terminate our or our marketing partner’s ability to market and sell the drug, may narrow the approved indications for use or otherwise require restrictive product labeling or marketing, or may require further clinical studies, which may be time-consuming and expensive and may not produce favorable results.

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

As a result of any of these events, we, any collaborator, the FDA, or any other regulatory authorities, may suspend or terminate clinical studies or marketing of the drug at any time. Any suspension or termination of our clinical studies or marketing activities may harm our business, financial condition and results of operations and the market price of our common stock and other securities may decline.

If our suppliers fail to deliver materials and services needed for the production of AFREZZA in a timely and sufficient manner, if they fail to comply with applicable regulations, or if we fail to identify and qualify alternative suppliers, our business, financial condition and results of operations would be harmed and the market price of our common stock and other securities could decline.

For the commercial manufacture of AFREZZA, we need access to sufficient, reliable and affordable supplies of insulin, our AFREZZA inhaler, the related cartridges and other materials. Currently, the only approved source of insulin for AFREZZA is manufactured by Amphastar. We must rely on our suppliers, including Amphastar, to comply with relevant regulatory and other legal requirements, including the production of insulin in accordance with the FDA’s current Good Manufacturing Practices (“cGMPs”) for drug products, and the production of the AFREZZA inhaler and related cartridges in accordance with Quality System Regulations (“QSRs”). The supply of any of these materials may be limited or any of the manufacturers may not meet relevant regulatory requirements, and if we are unable to obtain any of these materials in sufficient amounts, in a timely manner and at reasonable prices, or if we encounter delays or difficulties in our relationships with manufacturers or suppliers, the production of AFREZZA may be delayed. Likewise, if Amphastar ceases to manufacture or is otherwise unable to deliver insulin for AFREZZA, we will need to locate an alternative source of supply and the production of AFREZZA may be delayed. Pursuant to our supply agreement with Sanofi, we are required to identify alternative suppliers for all critical raw materials for the manufacture of AFREZZA within two years after the date of the agreement. However, there can be no assurance that we will be able to identify and qualify such suppliers within the time period required under the agreement. If any of our suppliers is unwilling or unable to meet its supply obligations and we are unable to secure an alternative supply source in a timely manner and on favorable terms, our business, financial condition, and results of operations may be harmed and the market price of our common stock and other securities may decline.

We have little experience manufacturing AFREZZA in commercial quantities, and if we fail as an effective manufacturing organization or fail to engage third-party manufacturers with this capability, we may be unable to support commercialization of this product.

We use our Danbury, Connecticut facility to formulate AFREZZA inhalation powder, fill plastic cartridges with the powder, package the cartridges in blister packs, and place the blister packs into foil pouches. We utilize a contract packager to assemble the final kits of foil-pouched blisters containing cartridges along with inhalers and the package insert. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. If we engage a third-party manufacturer, we would need to transfer our technology to that third-party manufacturer and gain FDA approval, potentially causing delays in product delivery. In addition, our third-party manufacturer may not perform as agreed or may terminate its agreement with us.

Any of these factors could cause us to delay or suspend production, could entail higher costs and may result in our being unable to effectively support commercialization of AFREZZA. Furthermore, if we or a third-party manufacturer fail to deliver the required commercial quantities of the product or any raw material on a timely basis, and at commercially reasonable prices and acceptable quality, and we were unable to promptly find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volume and quality on a timely basis, we would likely be unable to meet demand for AFREZZA and we would lose potential revenues, and could result in the termination of the Sanofi License Agreement by Sanofi at its election if specified circumstances exist and certain conditions are met.

If AFREZZA or any other product that we develop does not become widely accepted by physicians, patients, third-party payors and the healthcare community, we may be unable to generate significant revenue, if any.

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

If third-party payors do not cover AFREZZA or any of our product candidates for which we receive regulatory approval, AFREZZA or such product candidates might not be prescribed, used or purchased, which would adversely affect our revenues.

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of governments and third-party payors to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets the pricing of prescription pharmaceuticals is subject to governmental control. In the United States, there has been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private payors for healthcare goods and services may take in response to any drug pricing reform proposals or legislation. Such reforms may limit our ability to generate revenues from sales of AFREZZA or our other product candidates and achieve profitability. Further, to the extent that such reforms have a material adverse effect on the business, financial condition and profitability of our marketing partner for AFREZZA, and companies that are prospective collaborators for our product candidates, our ability to commercialize AFREZZA and our product candidates under development may be adversely affected.

In the United States and elsewhere, sales of prescription pharmaceuticals still depend in large part on the availability of reimbursement to the consumer from third-party payors, such as governmental and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. The market for AFREZZA and our product candidates for which we may receive regulatory approval will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. In addition, because each third-party payor individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming and costly process. We would be required to provide scientific and clinical support for the use of any product to each third-party payor separately with no assurance that approval would be obtained. This process could delay the market acceptance of any product and could have a negative effect on our future revenues and operating results. Even if we succeed in bringing more products to market, we cannot be certain that any such products would be considered cost-effective or that coverage and adequate reimbursement to the consumer would be available. Patients will be unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

In addition, in many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to government control. In some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We may face competition for AFREZZA or any of our other product candidates that receives marketing approval from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, there may be importation of foreign products that compete with our own products, which could negatively impact our profitability.

If we or our marketing partner are unable to obtain coverage of, and adequate payment levels for, AFREZZA or any of our other product candidates that receive marketing approval from third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our and our marketing partner’s ability to successfully commercialize AFREZZA and our ability to successfully commercialize any of our other product candidates that receives regulatory approval and impact our profitability, results of operations, financial condition, and prospects.

Healthcare legislation may make it more difficult to receive revenues.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “PPACA”), became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the healthcare industry. Among the provisions of PPACA of importance to us are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•

a 2.3% medical device excise tax on certain transactions, including many U.S. sales of medical devices, which currently includes and we expect will continue to include U.S. sales of certain drug-device combination products;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively;

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

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•

new requirements to report annually to the Centers for Medicare & Medicaid Services (“CMS”) certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any “payments or transfers of value” made or distributed to prescribers, teaching hospitals and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year;

•	a new requirement to annually report drug samples that certain manufacturers and authorized distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, and will stay in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “ATRA”), which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations, including those pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. For example, we could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, among others:

•

the federal Anti-Kickback Statute, which constrains our business activities, including our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•

the federal physician sunshine requirements under PPACA, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the CMS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members; and

•

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to healthcare providers and entities; and state laws that require drug manufacturers to report information related to payments and other transfer of value to physicians and other healthcare providers and entities.

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

The testing, manufacturing, marketing and sale of AFREZZA and our other product candidates expose us to potential product liability claims. A product liability claim may result in substantial judgments as well as consume significant financial and management resources and result in adverse publicity, decreased demand for a product, injury to our reputation, withdrawal of clinical studies volunteers and loss of revenues. We currently carry worldwide product liability insurance in the amount of $10.0 million. In addition, we carry local clinical trial insurance policies per study in each country in which we conduct clinical studies that require us to carry coverage based on local statutory requirements. However, our insurance coverage may not be adequate to satisfy any liability that may arise, and because insurance coverage in our industry can be very expensive and difficult to obtain, we cannot assure you that we will be able to obtain sufficient coverage at an acceptable cost, if at all. If losses from such claims exceed our liability insurance coverage, we may ourselves incur substantial liabilities. If we are required to pay a product liability claim our business, financial condition and results of operations would be harmed and the market price of our common stock and other securities may decline.

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

If our internal controls over financial reporting are not considered effective, our business, financial condition and market price of our common stock and other securities could be adversely affected.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business, financial condition and the market price of our common stock and other securities.

We may undertake internal restructuring activities in the future that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.

From time to time we may undertake internal restructuring activities as we continue to evaluate and attempt to optimize our cost and operating structure in light of developments in our business strategy and long-term operating plans. These activities may result in write-offs or other restructuring charges. There can be no assurance that any restructuring activities that we undertake will achieve the cost savings, operating efficiencies or other benefits that we may initially expect. Restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from commercial operations. If we undertake any internal restructuring activities and fail to achieve some or all of the expected benefits therefrom, our business, results of operations and financial condition could be materially and adversely affected.

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

When we purchased the facilities located in Danbury, Connecticut in 2001, a soil and groundwater investigation and remediation was being conducted by a former site operator (the responsible party) under the oversight of the Connecticut Department of Environmental Protection. During the construction of our expanded manufacturing facility, we excavated contaminated soil under the footprint of our building expansion location. The responsible party reimbursed us for our increased excavation and disposal costs of contaminated soil in the amount of $1.6 million. It has conducted at its expense all work and will make all filings necessary to achieve closure for the environmental remediation conducted at the site, and has agreed to indemnify us for any future costs and expenses we may incur that are directly related to the final closure. If we are unable to collect these future costs and expenses, if any, from the responsible party, our business, financial condition and results of operations may be harmed.

RISKS RELATED TO GOVERNMENT REGULATION

Our product candidates must undergo costly and time-consuming rigorous nonclinical and clinical testing and we must obtain regulatory approval prior to the sale and marketing of any product in each jurisdiction. The results of this testing or issues that develop in the review and approval by a regulatory agency may subject us to unanticipated delays or prevent us from marketing any products

Our research and development activities, as well as the manufacturing and marketing of AFREZZA and our product candidates, are subject to regulation, including regulation for safety, efficacy and quality, by the FDA in the United States and comparable authorities in other countries. FDA regulations and the regulations of comparable foreign regulatory authorities are wide-ranging and govern, among other things:

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

In addition, if we or other parties identify adverse effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and a reformulation of our products, additional clinical studies, changes in labeling of, or indications of use for, our products and/or additional marketing applications may be required. If we encounter any of the foregoing problems, our business, financial condition and results of operations will be harmed and the market price of our common stock and other securities may decline.

We are subject to stringent, ongoing government regulation.

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

We also are required to register our establishments and list our products with the FDA and certain state agencies. We and any third-party manufacturers or suppliers must continually adhere to federal regulations setting forth requirements, known as cGMP (for drugs) and QSR (for medical devices), and their foreign equivalents, which are enforced by the FDA and other national regulatory bodies through their facilities inspection programs. In complying with cGMP and foreign regulatory requirements, we and any of our potential third-party manufacturers or suppliers will be obligated to expend time, money and effort in production, record-keeping and quality control to ensure that our products meet applicable specifications and other requirements. QSR requirements also impose extensive testing, control and documentation requirements. State regulatory agencies and the regulatory agencies of other countries have similar requirements. In addition, we will be required to comply with regulatory requirements of the FDA, state regulatory agencies and the regulatory agencies of other countries concerning the reporting of adverse events and device malfunctions, corrections and removals (e.g., recalls), promotion and advertising and general prohibitions against the manufacture and distribution of adulterated and misbranded devices. Failure to comply with these regulatory requirements could result in civil fines, product seizures, injunctions and/or criminal prosecution of responsible individuals and us. Any such actions would have a material adverse effect on our business, financial condition and results of operations.

Our suppliers are subject to FDA inspection.

We depend on suppliers for insulin and other materials that comprise AFREZZA, including our AFREZZA inhaler and cartridges. Each supplier must comply with relevant regulatory requirements and is subject to inspection by the FDA. There can be no assurance, in the conduct of an inspection of any of our suppliers that the agency would find that the supplier substantially complies with the QSR or cGMP requirements, where applicable. If we or any potential third-party manufacturer or supplier fails to comply with these requirements or comparable requirements in foreign countries, regulatory authorities may subject us to regulatory action, including criminal prosecutions, fines and suspension of the manufacture of our products.

If we are required to find a new or additional supplier of insulin, we will be required to evaluate the new supplier’s ability to provide insulin that meets regulatory requirements, including cGMP requirements as well as our specifications and quality requirements, which would require significant time and expense and could delay the manufacturing and commercialization of AFREZZA.

Reports of side effects or safety concerns in related technology fields or in other companies’ clinical studies could delay or prevent us from obtaining regulatory approval for our product candidates or negatively impact public perception of AFREZZA or our other product candidates.

At present, there are a number of clinical studies being conducted by other pharmaceutical companies involving insulin delivery systems. If other pharmaceutical companies announce that they observed frequent adverse events in their studies involving insulin therapies, we may be subject to class warnings in the label for AFREZZA. In addition, the public perception of AFREZZA might be adversely affected, which could harm our business, financial condition and results of operations and cause the market price of our common stock and other securities to decline, even if the concern relates to another company’s products or product candidates.

There are also a number of clinical studies being conducted by other pharmaceutical companies involving compounds similar to, or competitive with, our other product candidates. Adverse results reported by these other companies in their clinical studies could delay or prevent us from obtaining regulatory approval or negatively impact public perception of our product candidates, which could harm our business, financial condition and results of operations and cause the market price of our common stock and other securities to decline.

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

Moreover, the term of a patent is limited and, as a result, the patents protecting our products expire at various dates. For example, some patents providing protection for AFREZZA inhalation powder have terms extending into 2020, 2030 and 2031. In addition, patents providing protection for our inhaler and cartridges have terms extending into 2023, 2031 and 2032, and we have method of treatment claims that extend into 2026 and 2029. As and when these different patents expire, AFREZZA could become subject to increased competition. As a consequence, we may not be able to recover our development costs.

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

On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted, subjected to post-grant challenge, and may also affect patent litigation. The United States Patent and Trademark Office (“USPTO”) is continuing to develop regulations and procedures to govern administration of the Leahy-Smith Act, and while all of the substantive changes to patent law associated with the Leahy-Smith Act have become effective, many changes have only recently become effective. Moreover there will be a transitional period of many years during which some applications may be eligible for prosecution under the previous rules. There are many ambiguities in this new law and how the courts will interpret it cannot be predicted with confidence. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition and results of operations.

Moreover, patent law continues to evolve. Several further changes to patent law are before Congress. The United States Supreme Court has exhibited an increased interest in patent law and several of its recent decisions have tended to narrow the scope of patentable subject matter related to medical products and methods. In March 2014 the USPTO, in response to Supreme Court decisions, issued new examination guidelines which call into question the patentability of biological inventions that had previously been considered patentable. While none of this has an immediately apparent impact on our core technology and patents, the full and ultimate effect of these developments is not yet known. We also rely on unpatented technology, trade secrets, know-how and confidentiality agreements. We require our officers, employees, consultants and advisors to execute proprietary information and invention and assignment agreements upon commencement of their relationships with us. These agreements provide that all inventions developed by the individual on behalf of us must be assigned to us and that the individual will cooperate with us in connection with securing patent protection on the invention if we wish to pursue such protection. We also execute confidentiality agreements with outside collaborators. There can be no assurance, however, that our inventions and assignment agreements and our confidentiality agreements will provide meaningful protection for our inventions, trade secrets, know-how or other proprietary information in the event of unauthorized use or disclosure of such information. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business, results of operations and financial condition could be adversely affected.

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

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, the market price of our common stock and other securities may decline.

If our technologies conflict with the proprietary rights of others, we may incur substantial costs as a result of litigation or other proceedings and we could face substantial monetary damages and be precluded from commercializing our products, which would materially harm our business and financial condition.

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

Moreover, certain components of AFREZZA may be manufactured outside the United States and imported into the United States. As such, third parties could file complaints under 19 U.S.C. Section 337(a)(1)(B) (a “337 action”) with the International Trade Commission (the “ITC”). A 337 action can be expensive and would consume time and other resources. There is a risk that the ITC would decide that we are infringing a third party’s patents and either enjoin us from importing the infringing products or parts thereof into the United States or set a bond in an amount that the ITC considers would offset our competitive advantage from the continued importation during the statutory review period. The bond could be up to 100% of the value of the patented products. We may not prevail in any legal action, and a required license under the patent may not be available on acceptable terms, or at all, resulting in a permanent injunction preventing any further importation of the infringing products or parts thereof into the United States. We also may not be able to develop a non-infringing product design on commercially reasonable terms, or at all.

Although we own a number of domestic and foreign patents and patent applications relating to AFREZZA, we have identified certain third-party patents having claims that may trigger an allegation of infringement upon the commercial manufacture and sale of AFREZZA. If a court were to determine that AFREZZA was infringing any of these patent rights, we would have to establish with the court that these patents were invalid or unenforceable in order to avoid legal liability for infringement of these patents. However, proving patent invalidity or unenforceability can be difficult because issued patents are presumed valid. Therefore, in the event that we are unable to prevail in a non-infringement or invalidity action we will have to either acquire the third-party patents outright or seek a royalty-bearing license. Royalty-bearing licenses effectively increase production costs and therefore may materially affect product profitability. Furthermore, should the patent holder refuse to either assign or license us the infringed patents, it may be necessary to cease manufacturing the product entirely and/or design around the patents, if possible. In either event, our business, financial condition and results of operations would be harmed and our profitability could be materially and adversely impacted.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, the market price of our common stock and other securities may decline.

In addition, patent litigation may divert the attention of key personnel and we may not have sufficient resources to bring these actions to a successful conclusion. At the same time, some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. An adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products or result in substantial monetary damages, which would adversely affect our business, financial condition and results of operations and cause the market price of our common stock and other securities to decline.

We may not obtain trademark registrations for our potential trade names.

We have not selected trade names for some of our product candidates; therefore, we have not filed trademark registrations for such potential trade names for our product candidates, nor can we assure that we will be granted registration of any potential trade names for which we do file. No assurance can be given that any of our trademarks will be registered in the United States or elsewhere, or once registered that, prior to our being able to enter a particular market, they will not be cancelled for non-use. Nor can we give assurances, that the use of any of our trademarks will confer a competitive advantage in the marketplace.

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

RISKS RELATED TO OUR COMMON STOCK

We may not be able to generate sufficient cash to service all of our indebtedness. We may be forced to take other actions to satisfy our obligations under our indebtedness or we may experience a financial failure.

Our ability to make scheduled payments on or to refinance our debt obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations then due.

Future sales of shares of our common stock in the public market, or the perception that such sales may occur, may depress our stock price and adversely impact the market price of our common stock and other securities.

If our existing stockholders or their distributees sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the market price of our common stock and the market price of our other securities. Any such sales of our common stock in the public market may affect the price of our common stock or the market price of our other securities.

In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for: issuance upon the exercise of stock options and, in the future, may be reserved for the vesting of restricted stock unit awards; the purchase of shares of common stock under our employee stock purchase program; and the issuance upon conversion of any shares under the 2015 notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance or sale of substantial amounts of common stock, or the perception that such issuances or sales may occur, could adversely affect the market price of our common stock and other securities.

Our stock price is volatile and may affect the market price of our common stock and other securities.

The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:

•	the progress of the commercial launch of AFREZZA and other events or circumstances that we or others estimate will impact the future commercialization of AFREZZA;

•	our or Sanofi’s future estimates of AFREZZA sales, prescriptions or other operating metrics;

•	the progress and results of our preclinical and clinical studies of our product candidates and the post-approval studies of AFREZZA required by the FDA;

•	general economic, political or stock market conditions;

•	legislative developments;

•

announcements by us, our collaborators, or our competitors concerning clinical study results, acquisitions, strategic alliances, technological innovations, newly approved commercial products, product discontinuations, or other developments;

•	the availability of critical materials used in developing and manufacturing AFREZZA or other product candidates;

•	developments or disputes concerning our collaboration with Sanofi or our relationships with third party manufacturers;

•	developments or disputes concerning our patents or proprietary rights;

•	the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals;

•	announcements by us concerning our financial condition or operating performance;

•	changes in securities analysts’ estimates of our financial condition or operating performance;

•	general market conditions and fluctuations for emerging growth and pharmaceutical market sectors;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	the status of any legal proceedings or regulatory matters against or involving us or any of our executive officers and directors;

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

Any of these risks, as well as other factors, could cause the market value of our common stock and other securities to decline.

If other biotechnology and biopharmaceutical companies or the securities markets in general encounter problems, the market price of our common stock and other securities could be adversely affected.

Public companies in general and companies included on The NASDAQ Global Market in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. There has been particular volatility in the market prices of securities of biotechnology and other life sciences companies, and the market prices of these companies have often fluctuated because of problems or successes in a given market segment or because investor interest has shifted to other segments. These broad market and industry factors may cause the market price of our common stock and other securities to decline, regardless of our operating performance. We have no control over this volatility and can only focus our efforts on our own operations, and even these may be affected due to the state of the capital markets.

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

Our Executive Chairman and principal stockholder can individually control our direction and policies, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.

At December 31, 2014, Alfred E. Mann our Executive Chairman and principal stockholder beneficially owned approximately 37.7% of our outstanding shares of capital stock. By virtue of his holdings, Mr. Mann may be able to heavily influence elections of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.

Subject to compliance with United States federal and state securities laws, Mr. Mann is free to sell the shares of our stock he holds at any time. Upon his death, we have been advised by Mr. Mann that his shares of our capital stock will be left to the Alfred E. Mann Medical Research Organization (“AEMMRO”), and AEM Foundation for Biomedical Engineering (“AEMFBE”), not-for-profit medical research foundations that serve as funding organizations for Mr. Mann’s various charities, including the Alfred Mann Foundation (“AMF”), and the Alfred Mann Institutes at the University of Southern California, the Technion-Israel Institute of Technology, and Purdue University, and that may serve as funding organizations for any other charities that he may establish. The AEMMRO is a membership foundation consisting of nine members, including Mr. Mann, his wife, three of his children and Dr. Joseph Schulman, the chief scientist of the AEMFBE. The AEMFBE is a membership foundation consisting of five members, including Mr. Mann, his wife, and the same three of his children. Although we understand that the members of AEMMRO and AEMFBE have been advised of Mr. Mann’s objectives for these foundations, once Mr. Mann’s shares of our capital stock become the property of the foundations, we cannot assure you as to how those shares will be distributed or how they will be voted.

The future sale of our common stock, the conversion of our 2015 notes into common stock or the exercise of our warrants for common stock could negatively affect the market price of our common stock and other securities.

As of February 23, 2015, we had 408,837,603 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise the issuance of additional shares of our common stock upon the conversion of some or all of our 2015 notes, or upon the exercise of some or all of the warrants we issued in February 2012, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes and warrants may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

In addition, we will need to raise substantial additional capital in the future to fund our operations. If we raise additional funds by issuing equity securities or additional convertible debt, the market price of our common stock and other securities may decline.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

We are incorporated in Delaware. Certain anti-takeover provisions under Delaware law and in our certificate of incorporation and amended and restated bylaws, as currently in effect, may make a change of control of our company more difficult, even if a change in control would be beneficial to our stockholders or the holders of our other securities. Our anti-takeover provisions include provisions such as a prohibition on stockholder actions by written consent, the authority of our board of directors to issue preferred stock without stockholder approval, and supermajority voting requirements for specified actions. In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits stockholders owning 15% or more of our outstanding voting stock from merging or combining with us in certain circumstances. These provisions may delay or prevent an acquisition of us, even if the acquisition may be considered beneficial by some of our stockholders. In addition, they may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

Because we do not expect to pay dividends in the foreseeable future, you must rely on stock appreciation for any return on any investment in our common stock.

We have paid no cash dividends on any of our capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future, and payment of cash dividends, if any, will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Pursuant to the Facility Agreement, we are subject to contractual restrictions on the payment of dividends. There is no guarantee that our common stock will appreciate or maintain its current price. You could lose the entire value of any investment in our common stock.

We have a limited number of unreserved shares available for future issuance, which may impair our ability to conduct future financing and other transactions.

Our amended and restated certificate of incorporation currently authorizes us to issue up to 550,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2014, we had a total of 76,326,082 shares of common stock that were authorized but unissued, and we have currently reserved a significant number of these shares for future issuance pursuant to outstanding equity awards, our equity plans and our 2015 notes. As a result, our ability to issue shares of common stock other than pursuant to existing arrangements will be limited until such time, if ever, that we are able to amend our amended and restated certificate of incorporation to further increase our authorized shares of common stock or shares currently reserved for issuance otherwise become available (for example, due to the termination of the underlying agreement to issue the shares).

If we are unable to enter into new arrangements to issue shares of our common stock or securities convertible or exercisable into shares of our common stock, our ability to complete equity-based financings or other transactions that involve the potential issuance of our common stock or securities convertible or exercisable into our common stock, will be limited. In lieu of issuing common stock or securities convertible into our common stock in any future equity financing transactions, we may need to issue some or all of our authorized but unissued shares of preferred stock, which would likely have superior rights, preferences and privileges to those of our common stock, or we may need to issue debt that is not convertible into shares of our common stock, which may require us to grant security interests in our assets and property and/or impose covenants upon us that restrict our business. If we are unable to issue additional shares of common stock or securities convertible or exercisable into our common stock, our ability to enter into strategic transactions such as acquisitions of companies or technologies, may also be limited. If we propose to amend our amended and restated certificate of incorporation to increase our authorized shares of common stock, such a proposal would require the approval by the holders of a majority of our outstanding shares of common stock, and we cannot assure you that such a proposal would be adopted. If we are unable to complete financing, strategic or other transactions due to our inability to issue additional shares of common stock or securities convertible or exercisable into our common stock, our financial condition and business prospects may be materially harmed.

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

We own and occupy approximately 142,000 square feet of laboratory, office and warehouse space in Valencia, California. The facility contains our principal executive offices.

Our obligations under the Facility Agreement, the Milestone Agreement, and Sanofi Loan Facility are secured by certain mortgages on our facilities in Danbury, Connecticut and Valencia, California.

We lease approximately 23,000 square feet of office space in Paramus, New Jersey pursuant to a lease that expires in May 2015. The facility houses our medical, regulatory affairs, clinical operations and administrative staff.

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

	High	Low
Year ended December 31, 2014
First quarter	$7.21	$3.80
Second quarter	$11.48	$4.02
Third quarter	$10.81	$5.91
Fourth quarter	$6.65	$4.45

Year ended December 31, 2013
First quarter	$3.67	$2.32
Second quarter	$8.06	$3.39
Third quarter	$8.70	$5.37
Fourth quarter	$5.84	$4.21

The closing sales price of our common stock on The NASDAQ Global Market was $6.72 on February 23, 2015 and there were 197 registered holders of record as of that date.

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

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) The NASDAQ Composite Index and (ii) The NASDAQ Biotechnology Index. The graph assumes a $100 investment, on December 31, 2009, in (i) our common stock, (ii) the securities comprising The NASDAQ Composite Index and (iii) the securities comprising The NASDAQ Biotechnology Index.

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

	Year Ended December 31,
Statement of Operations Data:	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Revenue	$—	$—	$35	$50	$93

Operating expenses:
Research and development	100,244	109,719	101,522	99,959	112,279
General and administrative	79,383	59,682	45,473	40,630	40,312

Total operating expenses	179,627	169,401	146,995	140,589	152,591

Loss from operations	(179,627)	(169,401)	(146,960)	(140,539)	(152,498)
Other income (expense)	1,679	(635)	(1,191)	1,541	(725)
Interest expense on note payable to principal stockholder	(2,894)	(6,309)	(10,491)	(10,883)	(10,249)
Interest expense on senior convertible notes	(17,549)	(15,153)	(11,139)	(10,941)	(7,128)
Interest income	9	8	7	18	40

Loss before provision for income taxes	(198,382)	(191,490)	(169,774)	(160,804)	(170,560)
Income taxes	—	—	408	—	—

Net loss	$(198,382)	$(191,490)	$(169,366)	$(160,804)	$(170,560)

Basic and diluted net loss per share	$(0.51)	$(0.64)	$(.94)	$(1.32)	$(1.50)

Shares used to compute basic and diluted net loss per share	385,229	299,591	180,855	121,817	113,672

	December 31,
Balance Sheet Data:	2014	2013	2012	2011	2010
	(In thousands)
Cash and cash equivalents	$120,841	$70,790	$61,840	$2,681	$66,061
Total assets	394,439	258,646	251,314	199,553	277,256
Senior convertible notes	99,355	98,439	212,026	210,642	209,335
Facility financing obligation	72,995	102,300	—	—	—
Note payable to our principal stockholder	49,521	49,521	119,635	277,203	235,319
Accumulated deficit	(2,494,784)	(2,296,402)	(2,104,912)	(1,935,546)	(1,774,742)
Total stockholders’ deficit	(73,770)	(30,713)	(110,679)	(313,652)	(185,532)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

Overview

We are a biopharmaceutical company focused on the discovery and development of therapeutic products for diseases such as diabetes. Our only approved product candidate, AFREZZA, is a rapid-acting inhaled insulin t that was approved by the FDA on June 27, 2014 to improve glycemic control in adult patients with diabetes.

As of December 31, 2014, we had an accumulated deficit of $2.5 billion and a stockholders’ deficit of $73.8 million. We incurred net losses of approximately $198.4 million, $191.5 million, and $169.4 million in the years ended December 31, 2014, 2013, and 2012, respectively. Through December 31, 2014, we have not generated any product revenues and have funded our operations through the sale of equity securities and convertible debt securities, borrowings under the Facility Agreement, and borrowings under the Loan Arrangement. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding in the future, there could be substantial doubt about our ability to continue as a going concern.

Our business is subject to significant risks, including but not limited to our ability to support the commercialization of AFREZZA through our marketing partner, Sanofi, by manufacturing sufficient quantities of AFREZZA to meet Sanofi’s demands in a timely and cost-efficient manner, Sanofi’s ability to successful market and sell AFREZZA, Sanofi’s ability to obtain regulatory approval for AFREZZA outside of the United States, and the risks inherent in our ongoing clinical trials and the regulatory approval process. Additional significant risks also include the results of our research and development efforts, competition from other products and technologies and uncertainties associated with obtaining and enforcing patent rights.

Research and Development Expenses

Historically our research and development expenses have consisted mainly of costs associated with manufacturing startup costs and the clinical trials of our product candidates that have not yet received regulatory approval for marketing and for which no alternative future use has been identified. This includes the salaries, benefits and stock-based compensation of research and development personnel, raw materials, such as insulin purchases, laboratory supplies and materials, facility costs, costs for consultants and related contract research, licensing fees, and depreciation of equipment. We track research and development costs by the type of cost incurred. We partially offset research and development expenses with the recognition of estimated amounts receivable from the State of Connecticut pursuant to a program under which we can exchange qualified research and development income tax credits for cash.

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

License and collaboration agreements

Pursuant to the Sanofi License Agreement, we granted to Sanofi exclusive, worldwide licenses to certain of our patents, trademarks and know-how for the development and commercialization of AFREZZA. The terms of the Sanofi License Agreement provide for consideration to us in the form of a non-refundable up-front payment, product sales, manufacturing, regulatory and sales milestone payments and profit and loss sharing.

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

The assessment of multiple element arrangements requires judgment in order to determine the appropriate units of accounting and the points in time that, or periods over which, revenue should be recognized. Given that, as of December 31, 2014, we did not have the ability to estimate the amount of costs that would potentially be incurred under the loss sharing provision of the Sanofi License Agreement, we believe the fixed and determinable fee requirement for revenue recognition was not met.

Inventories

Inventories are stated at the lower of cost or market value. We determine the cost of inventory using the first-in, first-out (“FIFO”) method. We capitalize inventory costs associated with AFREZZA based on management’s judgment and the future economic benefit expected to be realized; otherwise, such costs are expensed as research and development. We periodically analyzes our inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value, and write down such inventories as appropriate. In addition, AFREZZA is subject to strict quality control and monitoring, which we perform throughout the manufacturing process. If certain batches of AFREZZA inhalation powder, the inhaler or cartridges, no longer meet quality specifications or become obsolete due to expiration, we will record a charge to write down such unmarketable inventory to its estimated realizable value.

Milestone Rights

In connection with the execution of the Facility Agreement on July 1, 2013, we issued Milestone Rights to the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an AFREZZA product, and the achievement of specified net sales figures. We analyzed the Milestone Rights under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), 815 Derivatives and Hedging, referred to as ASC 815, and determined that the instruments do not meet the definition of a freestanding derivative. Since we have not elected to apply the fair value option to the Milestone Rights, we have recorded the Milestone Rights at their estimated fair value and accounted for the Milestone Rights as a liability by applying the indexed debt guidance contained in paragraphs ASC 470-10-25-3 and 35-4.

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

Commitment Asset

In connection with the issuance of the first tranche of the 2019 notes and the Milestone Rights, we recorded a commitment asset (the “Commitment Asset”) on July 1, 2013. The Commitment Asset represents the right to receive additional funding under future tranches of 2019 notes pursuant to the Facility Agreement. The initial value of the Commitment Asset was calculated using the income approach by estimating the fair value of the future tranches using a market debt rate commensurate with the risk of the future tranches and the fair value of the cash expected to be received by us and by assessing the probability of the commitments being funded in the future based on the operational hurdles required for funding being met. The Commitment Asset attributable to each future tranche of 2019 notes under the Facility Agreement is derecognized and recorded as a debt discount on the 2019 notes when issued. The debt discount is amortized using the effective interest rate method over the life of the 2019 notes. Prior to derecognition occurring, we monitor the Commitment Asset on an ongoing basis to determine whether an impairment indicator is present that would result in a full or partial write down of the Commitment Asset as a result of events that may lead to the subsequent tranches of 2019 notes not being issued. On December 30, 2014, we elected not to draw on the $70.0 million of funding remaining under the Facility Agreement, as amended, from the sale of the Tranche B notes. Consequently, the remaining carrying value of the Tranche B Commitment Asset of $1.8 million was written off.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718 Compensation — Stock Compensation. ASC 718 requires all share-based payments to employees, including grants of stock options, restricted stock units, performance-based awards and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon the fair value of the awards at the grant date. We use the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options and the compensatory elements of employee stock purchase plans. Option valuation models require the input of assumptions, including the expected life of the stock-based awards, the estimated stock price volatility, the risk-free interest rate, and the expected dividend yield. Beginning in the third quarter of 2014, we began to assess both historical and implied volatility in order to determine our estimated volatility rate. Implied volatility is now considered due to the change in our business, which occurred with the approval for the sale of AFREZZA. The expected volatility assumption is based on an assessment of the historical volatility and the implied volatility of our common stock, derived from an analysis of historical traded and quoted options on our common stock. Restricted stock units are valued based on the market price on the grant date. We evaluate stock awards with performance conditions as to the probability that the performance conditions will be met and estimate the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

Forward Contracts

In February and October 2012, we entered into agreements with The Mann Group whereby we agreed to sell and The Mann Group agreed to purchase common stock and/or warrants. These agreements have been accounted for as forward contracts, having met the definition of derivative instruments in accordance with the provisions of ASC 815. We determine the fair value of the forward contract upon its issuance, record fair value adjustments of the forward contract to Other income (expense) during the reporting period and through the settlement of the forward contract, and reclassify the forward contract to equity upon settlement of the forward contract. The fair value of the forward purchase contract is highly sensitive to the discount applied for lack of marketability and the stock price, and changes in this discount and/or the stock price could cause the value of the forward purchase contract to change significantly. In the years ended December 31, 2014 and 2013, there were no forward purchase contracts.

Accounting for Income Taxes

Our management must make judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2014, we had established a valuation allowance of $882.5 million against all of our net deferred tax asset balance, due to uncertainties related to the realizability of our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Results of Operations

Years ended December 31, 2014 and 2013

Revenues

During the years ended December 31, 2014 and 2013, we did not recognize any revenue.

Research and Development Expenses

The following table provides a comparison of the research and development expense categories for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Clinical	$27,962	$42,711	$(14,749)	(35)%
Manufacturing	44,901	40,530	4,371	11%
Research	5,841	6,351	(510)	(8)%
Research and development tax credit	(817)	(282)	(535)	190%
Stock-based compensation expense	22,357	20,409	1,948	10%

Research and development expenses	$100,244	$109,719	$(9,475)	(9)%

The decrease in research and development expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 was driven by a decrease in clinical trial related expenses of $14.8 million with the completion of two Phase 3 clinical studies of AFREZZA in 2013. This decrease is offset by $4.4 million increased manufacturing spending due to supply purchases, increased headcount for commercial readiness and a $1.9 million increase in stock-based compensation resulting from the net effect of $10.4 million in increased stock-based compensation expense due to the modification and settlement of value during 2014 for certain performance awards. The foregoing increase in stock-based compensation in 2014 was partially offset by an overall decrease in stock-based compensation of $7.1 million due to the decreased recognition period in 2014 as a result of the achievement of milestones under company-wide performance-based grants in the second and third quarters of 2014, in addition to a reduction of other option and award compensation of $1.4 million due to a reduction in force.

We began commercial manufacturing in the latter part of the fourth quarter of 2014. As such, commercial manufacturing costs incurred in the fourth quarter and included in manufacturing expenses above are immaterial for the year ended December 31, 2014.

We anticipate that our overall research and development expenses will decrease in 2015 compared to 2014 due to manufacturing efforts related to the Sanofi License Agreement and pursuing new product opportunities.

General and Administrative Expenses

The following table provides a comparison of the general and administrative expense categories for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Salaries, employee related and other general expenses	$53,118	$34,905	$18,213	52%
Stock-based compensation expense	26,265	24,777	1,488	6%

General and administrative expenses	$79,383	$59,682	$19,701	33%

General and administrative expenses for the year ended December 31, 2014 increased compared to the prior year, driven by increased professional fees of $15.4 million associated with the closing of the Sanofi License Agreement, the amendment of the Facility Agreement and assessment of new product opportunities. Salaries and employee-related expenses increased $2.8 million in 2014 primarily due to increased compensation related to the achievement of significant corporate milestones and severance expense related to a reduction in force in the fourth quarter of 2014. Stock-based compensation expense increased $1.5 million resulting from the net effect of $12.6 million in increased stock-based compensation expense due to the modification and settlement of value during 2014 for certain performance awards, partially offset by an overall decrease in stock-based compensation of $9.5 million due to the decreased recognition period in 2014 as a result of the achievement of milestones under company-wide performance based grants in the second and third quarters of 2014, in addition to a reduction of other option and award compensation of $1.9 million due to a reduction in force.

We expect general and administrative expenses to decrease in 2015 as compared to 2014 due to a decrease in professional fees and stock-based compensation expense.

Other Income (Expense)

Other income for the year ended December 31, 2014 was $1.7 million resulting from the sale of intellectual property related to oncology in the third quarter of 2014 in the amount of $7.9 million, partially offset by a $6.4 million non-cash charge recognized upon the conversion of 2019 notes into equity. For the year ended December 31, 2013, other expense was $0.6 million related to the loss on conversion of debt to equity at the end of 2013 upon the conversion of 2019 notes into common stock in accordance with the Facility Agreement.

Interest Income and Expense

Interest expense decreased $1.1 million from $21.5 million for the year ended December 31, 2013 to $20.4 million for the year ended December 31, 2014 due to lower principal balances resulting from the repayment of senior convertible notes and the conversion of 2019 notes into equity in 2014.

Years ended December 31, 2013 and 2012

Revenues

During the years ended December 31, 2013 we recognized no revenue and during the year ended December 31, 2012, we recognized $35,000 in revenue under a license agreement.

Research and Development Expenses

The following table provides a comparison of the research and development expense categories for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Clinical	$42,711	$47,936	$(5,225)	(11)%
Manufacturing	40,530	40,094	436	1%
Research	6,351	7,614	(1,263)	(17)%
Research and development tax credit	(282)	(289)	7	(2)%
Stock-based compensation expense	20,409	6,167	14,242	231%

Research and development expenses	$109,719	$101,522	$8,197	8%

The increase in research and development expenses for the year ended December 31, 2013 compared to the year ended December 31, 2012 was driven by an increase in stock-based compensation expense of $14.2 million in connection with company-wide performance-based grants in the first and second quarters of 2013, as well as a full year of expense from grants in early 2012, and the achievement of certain milestones in the fourth quarter of 2013. This increase is offset by a decrease of $5.2 million in clinical study related expenses from the completion of two Phase 3 studies in the second quarter of 2013, and $1.3 million in reduced research expenses resulting from the positive effect of our cost cutting measures in addition to decreasing efforts in other non-AFREZZA related research as we focused on our primary objective of gaining approval of AFREZZA.

General and Administrative Expenses

The following table provides a comparison of the general and administrative expense categories for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Salaries, employee related and other general expenses	$34,905	$38,348	$(3,443)	(9)%
Stock-based compensation expense	24,777	7,125	17,652	248%

General and administrative expenses	$59,682	$45,473	$14,209	31%

General and administrative expenses for the year ended December 31, 2013 increased as compared to the prior year driven by an increase in stock-based compensation expense of $17.7 million in connection with company-wide performance-based grants to all employees, in the first and second quarters of 2013, as well as a full year of expense from grants in early 2012, and the achievement of certain milestones in the fourth quarter of 2013. This increase was partially offset by a $4.2 million decrease in legal and professional fees.

Other Income (Expense)

Other expense for the year ended December 31, 2013 was $0.6 million as compared to other expense of $1.2 million for the year ended December 31, 2012. In 2013, other expense reflects the loss on conversion of debt to equity at the end of 2013 related to the conversion of 2019 notes in accordance with the Facility Agreement. In 2012, other expense reflects the adjustment in fair value of forward purchase contracts with our principal stockholder.

Interest Income and Expense

Interest expense for the year ended December 31, 2013 was relatively consistent compared to the year ended December 31, 2012, due to lower interest expense on our note payable to our principal stockholder in 2013 as a result of a lower carrying value being offset by higher interest expense associated with the 2019 notes issued in 2013.

Liquidity and Capital Resources

To date, we have funded our operations through the sale of equity securities and convertible debt securities, borrowings under the Loan Arrangement with The Mann Group and borrowings under the Facility Agreement with Deerfield.

As of December 31, 2014, we had $229.5 million principal amount of outstanding debt, consisting of:

•	$100.0 million principal amount of 2015 notes bearing interest at 5.75% per annum and maturing on August 15, 2015;

•

$60.0 million principal amount of 2019 notes bearing interest at 9.75% per annum, $5.0 million of which is due and payable in July 2016, $15.0 million of which is due and payable in July 2017, $15.0 million of which is due and payable in July 2018 and $25.0 million of which is due and payable in July and December 2019;

•

$20.0 million principal amount of Tranche B notes bearing interest at 8.75% per annum, $5.0 million of which is due and payable in each of May 2017, 2018 and 2019, the balance of which is due and payable in December 2019; and

•

$49.5 million principal amount of indebtedness under the loan arrangement, dated as of October 2, 2007, between us and The Mann Group LLC (as amended, restated or otherwise modified as of the date hereof, the “Loan Arrangement”) bearing interest at 5.84% and maturing and due on January 5, 2020.

As of December 31, 2014, the amount available for future borrowings under the Loan Arrangement was $30.1 million. We anticipate using a portion of these available borrowings to capitalize accrued interest into principal, upon mutual agreement of the parties, as it becomes due and payable under the Loan Arrangement.

In addition, we may borrow up to an aggregate $175.0 million pursuant to the Sanofi Loan Facility to fund our share of net losses under the Sanofi License Agreement. Subsequent to December 31, 2014, we borrowed $3.0 million under the Sanofi Loan Facility to settle the corresponding portion of the loss, which was reclassified from current deferred payments from collaboration to other long term liabilities. We will be required to make mandatory prepayments on any outstanding loans under the Sanofi Loan Facility from our share of any profits under the Sanofi License Agreement.

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

In the third quarter of 2014, the first milestone triggering event was achieved following our entry into the Sanofi License Agreement. In connection with the milestone triggering event, we paid a $5.0 million payment to Deerfield pursuant to the terms of the Milestone Agreement in the fourth quarter of 2014.

In March 2014, we entered into an At-The-Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”) and an At-The-Market Issuance Sales Agreement with Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.) (“Brinson Patrick”). We refer to the foregoing agreements as the “ATM Agreements.” Under each ATM Agreement, we may issue or sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through MLV or Brinson Patrick, as our sales agents, provided in no event may we sell more than $50.0 million of common stock under both agreements in the aggregate, and provided no sales may be made except pursuant to an effective registration statement. We expect that all or substantially all sales of our common stock made under the ATM Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. We have not yet sold or issued any shares of our common stock under the ATM Agreements. There can be no assurance that we will be able to access capital through the ATM Agreements on a timely basis, or at all.

On August 11, 2014, we and Sanofi executed the Sanofi License Agreement, which subsequently became effective on September 23, 2014. Pursuant to the Sanofi License Agreement, we received a $150.0 million upfront payment and a subsequent $50.0 million in milestone payments upon satisfaction of certain manufacturing milestones specified in the Sanofi License Agreement. We are eligible to earn up to $725.0 million in further development, regulatory and sales milestones, and are also eligible to receive a share of profits on sales of AFREZZA. Worldwide profits and losses will be shared 65% by Sanofi and 35% by us. Pursuant to a separate supply agreement, we will manufacture AFREZZA at our manufacturing facility in Danbury, Connecticut to supply Sanofi’s demand for AFREZZA. Pursuant to the Insulin Supply Agreement with Amphastar, we have agreed to purchase annual minimum quantities of insulin under the Insulin Supply Agreement of an aggregate total of approximately €120.1 million in calendar years 2015 through 2019.

During the year ended December 31, 2014, our operations provided $4.1 million of cash and we had a net loss of $198.4 million, which included $67.2 million of non-cash charges consisting of depreciation and accretion, and stock-based compensation. By comparison, during the year ended December 31, 2013, we used $128.7 million of cash for our operations and had a net loss of $191.5 million, which included $59.2 million of non-cash charges consisting of depreciation and accretion, and stock-based compensation. The operating cash outflow decreased by $132.8 million primarily due to the $150.0 million deferred up-front payment recorded from the up-front fee associated with the Sanofi License Agreement being partially offset by the $15.0 million deposit to Amphastar as prepayment for 2015 quantities of insulin as part of the Supply Agreement. For the year ended December 31, 2013, operating cash flow decreased by $10.6 million due to decreases in the following: accrued expenses associated with the clinical trials, accrued interest associated with our loan arrangement with The Mann Group due to the capitalization of the outstanding balance in October 2013, and accrued expenses related to equipment in 2013. As a result, cash used for operations for the years ended December 31, 2013 increased by $8.9 million compared to 2012. Going forward, we expect our operating cash flow to be negative at least until we achieve profitability with AFREZZA.

We used $24.1 million of cash for investing activities during the year ended December 31, 2014, compared to $8.0 million for the year ended December 31, 2013. The $16.1 million increase was due to in purchases of machinery and equipment for the preparation for commercialization of AFREZZA. For the year ended December 31, 2013, the cash used for investing activities increased by $7.4 million of which $8.0 was due to the purchase of machinery and equipment to expand our manufacturing operations and our quality systems that supported clinical trials for AFREZZA in 2013, as compared to $0.6 million of machinery and equipment purchased in 2012.

Our financing activities provided $70.1 million of cash for the year ended December 31, 2014, compared to $145.7 million for the year ended December 31, 2013. For the year ended December 31, 2014, cash provided by financing activities was comprised of $40.0 million in proceeds received from the issuance of the fourth tranche of 2019 notes to Deerfield, $20.0 million from the sale of Tranche B notes to Deerfield, $27.8 million from warrant exercises, and $12.3 million from the exercise of stock options, which were partially offset by $26.9 million paid for employment taxes related to vested restricted stock units and a $3.2 million milestone principal payment. For the year ended December 31, 2013 cash provided by financing activities was from $119.5 million in proceeds received from issuance of the 2019 notes and the Milestone Rights and $94.2 million net proceeds from warrants exercised. Additionally, there were $48.9 million in the net proceeds from use of our prior at-the market issuance sales agreements and on December 15, 2013, we paid $115.0 million to repay the 2013 notes upon maturity.

As of December 31, 2014, we had $120.8 million in cash and cash equivalents. We expect to continue to incur significant expenditures to support commercial manufacturing of AFREZZA and the development of other product candidates. In addition, the 2015 notes in the aggregate principal amount of $100.0 million have a maturity date of August 15, 2015, and payment on the outstanding amount is due in full, if not converted into common shares, on that date. Based upon our current operating plan, including our expectation that we will be able to convert or refinance the 2015 notes, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital requirements for at least the next 12 months. We may need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means.

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

If we enter into strategic business collaborations with respect to our other product candidates, we would expect, as part of the transaction, to receive additional capital. In addition, we expect to pursue the sale of equity and/or debt securities, including potentially sales of our common stock through the ATM Agreements, or the establishment of other funding facilities. Issuances of debt or additional equity could impact the rights of our existing stockholders, dilute the ownership percentages of our existing stockholders and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets, including our Technosphere technology platform. There can be no assurance, however, that any strategic collaboration, sale of securities or sale or license of assets will be available to us on a timely basis or on acceptable terms, if at all. If we are unable to raise additional capital, we may be required to enter into agreements with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such agreements may not be on terms as commercially favorable to us.

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

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements.

Contractual Obligations

Our contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payments. Accordingly, the table below excludes contractual obligations relating to milestone and royalty payments due to third parties, all of which are contingent upon certain future events. The expected timing of payment of the obligations presented (excluding payments in respect of the Milestone Rights) below are estimated based on current information. Future payments relate to operating lease obligations, the 2015 notes, the facility financing obligation, open purchase order and supply commitments, and contractual minimum purchase commitments under the Insulin Supply Agreement with Amphastar, and consisted of the following at December 31, 2014 (in thousands):

	Payments Due in
Contractual Obligations	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Open purchase order and supply commitments(1)	$39,135	$325	$650	$250	$40,360
2015 notes(2)	103,610	—	—	—	103,610
Note payable to principal stockholder(3)	—	—	64,243	—	64,243
Facility financing obligation(4)	7,600	62,753	37,338	—	107,691
Insulin supply agreement (5)	28,166	84,782	28,260	—	141,208
Operating lease obligations	348	25	—	—	373

Total contractual obligations	$178,859	$147,885	$130,491	$250	$457,485

(1)	The amounts included in open purchase order and supply commitments are subject to performance under the purchase order or contract by the supplier of the goods or services and do not become our obligation until such performance is rendered. The amount shown is principally for the purchase of materials for our clinical trials, the acquisition of manufacturing equipment, and commitments related to the expansion of our manufacturing plant.

(2)	The amounts include future interest payments at fixed rates of 5.75% and payment of the 2015 notes in full upon maturity in 2015.

(3)	The obligation for the note payable to the principal stockholder includes future principal and interest payments related to the $49.5 million of borrowings as of December 31, 2014. Interest is accrued based on a fixed rate of 5.84% and the outstanding principal amount and all accrued interest thereon will be due on January 5, 2020.

(4)	The facility financing obligation includes future principal and interest payments on $60.0 million aggregate principal amount of 2019 notes issued in the first and fourth tranches under the Facility Agreement, and on $20.0 million aggregate principal amount of Tranche B notes, payable in accordance with the provisions of the Facility Agreement, as amended. Interest accrues on the 2019 notes at a fixed rate of 9.75% per annum and on the Tranche B notes at a fixed rate of 8.75% per annum.

(5)	On July 31, 2014, we entered into the Insulin Supply Agreement, pursuant to which we agreed to purchase certain annual minimum quantities of insulin for an aggregate total purchase price of approximately €120.1 million for calendar years 2015 through 2019. Future payments due were converted to U.S. dollars using the December 31, 2014 euro-to-dollar exchange.

Related Party Transactions

For a description of our related party transactions see Note 7 — Related-Party Arrangements in the notes to our financial statements.

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

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification. In addition, the ASU: (a) adds an example disclosure in Topic 275, Risks and Uncertainties, to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities; and (b) removes an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. We early adopted ASU 2014-10 resulting in the elimination of certain presentation and disclosure requirements previously required by topic 915.

On August 27, 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. We are evaluating the impact the adoption of ASU 2014-15 will have on our consolidated financial statements.

Item  7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates impacting our short-term investment portfolio as well as the interest rate on the promissory note underlying our Loan Arrangement with The Mann Group, Senior Convertible Notes due 2015, Tranche 1 and Tranche 4 notes, and Tranche B notes.

Interest Rate Risk

Due to the fixed interest rates of our debt, we currently do not have an exposure to changes in our interest expense as a result of changes in interest rates. The interest rate on amounts borrowed under our Loan Arrangement with The Mann Group for the year ended December 31, 2014 was a fixed rate equal to 5.84%. As of December 31, 2014, the total principal amount outstanding under the Loan Arrangement was $49.5 million. We also have debt related to our Senior Convertible Notes due 2015 at a fixed interest rate of 5.75%, debt related to the Tranche 1 and Tranche 4 notes at a fixed interest rate of 9.75%, and debt related to the Tranche B notes at a fixed interest rate of 8.75%.

Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments are entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America.

If a change in interest rates equal to 10% of the interest rates on December 31, 2014 were to have occurred, this change would not have had a material effect on the value of our short-term investment portfolio or on our interest expense obligations with respect to outstanding borrowed amounts.

Foreign Currency Exchange Risk

We will incur significant expenditures for insulin supply obligation under our supply agreement with Amphastar. Such obligations are denominated in the euros. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We have not entered into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks, but may enter into foreign currency hedging transactions in the future. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If in 2014 we had been required to purchase the minimum quarterly supply purchases of insulin contemplated under our supply agreement with Amphastar, and. if a change in the U.S. dollar to euro exchange rate equal to 10% of the U.S. dollar to euro exchange rate on December 31, 2014 were to have occurred on December 31, 2014, this change would not have had a material effect on our results of operations or financial condition.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is included in Items 15(a)(1) and (2) of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014. Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this 2014 Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2014, which is included herein.

Changes in Internal Control Over Financial Reporting

In June 2014, we obtained approval from the U.S. Food and Drug Administration to sell our first product, AFREZZA. Effective September 23, 2014 we also entered in to the Sanofi License Agreement, Sanofi Supply Agreement, Sanofi Loan Facility and we commenced commercial manufacturing in the fourth quarter of 2014. We have designed and implemented new processes and internal controls to address collaboration arrangements and inventory to ensure that information required to be disclosed by us is recorded, processed, summarized and reported. The addition of these new control processes is considered a material change in our system of internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MannKind Corporation

Valencia, California

We have audited the internal control over financial reporting of MannKind Corporation and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the Company’s ability to continue as a going concern.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 2, 2015

Item 9B. Other Information.

None

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K, because we will file our Proxy Statement within 120 days after the end of our fiscal year ended December 31, 2014 pursuant to Regulations 14A for our 2015 Annual Meeting of Stockholders, and the information included in the Proxy Statement is incorporated herein by reference.

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

(b) Exhibits. The following exhibits are filed or furnished as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), originally filed with the SEC on August 9, 2007).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Quarterly report on Form 10-Q (File No. 000-50865), originally filed with the SEC on August 2, 2010).

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

3.5	Amended and Restated Bylaws (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on November 19, 2007).

4.1	Form of common stock certificate (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 18, 2013).

4.2	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated August 24, 2010 (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on August 24, 2010).

Exhibit Number	Description of Document

4.3	Form of 5.75% Senior Convertible Note due 2015 (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on August 24, 2010).

4.4	Form of Warrant to Purchase Common Stock issued February 8, 2012 (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on February 6, 2012).

4.5	Form of 9.75% Senior Secured Convertible Promissory Note due 2019 (incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.6	Form of Amended and Restated 9.75% Senior Secured Convertible Promissory Note due 2019 2019 (incorporated by reference to Exhibit 4.7 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 3, 2014).

4.9	Milestone Rights Purchase Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.10	Guaranty and Security Agreement, dated as of July 1, 2013, by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.11	Registration Rights Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.12	Facility Agreement, dated as of July 1, 2013, by and among MannKind Corporation, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.13	First Amendment to Facility Agreement and Registration Rights Agreement, dated as of February 28, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (see Exhibit 10.39).

4.14	Form of Tranche B Senior Secured Note due 2019 (incorporated by reference to Exhibit 4.8 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on May 12, 2014).

4.15	Second Amendment to Facility Agreement and Registration Rights Agreement, dated as of August 11, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 4.14 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 10, 2014).

4.15	Senior Secured Revolving Promissory Note, dated as of September 23, 2014, by and between MannKind Corporation and Aventisub LLC (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 29, 2014).

4.17	Guaranty and Security Agreement, dated as of September 23, 2014, by and among MannKind Corporation, MannKind LLC and Aventisub LLC (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 29, 2014).

Exhibit Number	Description of Document

10.1	Amended and Restated Promissory Note made by MannKind in favor of The Mann Group LLC, dated October 18, 2012 (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 19, 2012).

10.2	Agreement, dated September 13, 2006, between MannKind and Torcon, Inc. (incorporated by reference to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 9, 2007).

10.3	Securities Purchase Agreement, dated August 2, 2005 by and among MannKind and the purchasers listed on Exhibit A thereto (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 5, 2005).

10.4**	Supply Agreement, dated December 31, 2004, between MannKind and Vaupell, Inc. (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on February 23, 2005).

10.5*	Form of Indemnity Agreement entered into between MannKind and each of its directors and officers (incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended).

10.6*	Description of Officers’ Incentive Program (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 16, 2006).

10.7*	Executive Severance Agreement, dated October 10, 2007, between MannKind and Hakan Edstrom (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

10.8*	Executive Severance Agreement, dated October 10, 2007, between MannKind and David Thomson (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

10.9*	Executive Severance Agreement, dated October 10, 2007, between MannKind and Juergen Martens (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

10.10*	Executive Severance Agreement, dated October 10, 2007, between MannKind and Diane Palumbo (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

10.11*	Executive Severance Agreement, dated April 21, 2008, between MannKind and Matthew J. Pfeffer (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

10.12*	Change of Control Agreement, dated October 10, 2007, between MannKind and Hakan Edstrom (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

10.13*	Change of Control Agreement, dated October 10, 2007, between MannKind and David Thomson (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

10.14*	Change of Control Agreement, dated October 10, 2007, between MannKind and Juergen Martens (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

10.15*	Change of Control Agreement, dated October 10, 2007, between MannKind and Diane Palumbo (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

Exhibit Number	Description of Document

10.16*	Change of Control Agreement, dated April 21, 2008, between MannKind and Matthew J. Pfeffer (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

10.17*	2004 Equity Incentive Plan, as amended (incorporated by reference to MannKind’s proxy statement on Schedule 14A (File No. 000-50865), originally filed with the SEC on April 6, 2012).

10.18*	Form of Stock Option Agreement under the 2004 Equity Incentive Plan (incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

10.19*	Form of Phantom Stock Award Agreement under the 2004 Equity Incentive Plan (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on December 14, 2005).

10.20*	2004 Non-Employee Directors’ Stock Option Plan and form of stock option agreement there under (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2006).

10.21*	2004 Employee Stock Purchase Plan and form of offering document there under (incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

10.22**	Letter Agreement, dated June 4, 2011, between MannKind and N.V. Organon (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 1, 2013).

10.23**	Insulin Maintenance and Call-Option Agreement, dated June 19, 2009, by and among Pfizer Manufacturing Frankfurt GmbH, Pfizer Inc. and MannKind (incorporated by reference to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on May 4, 2009).

10.24	Share Lending Agreement, dated August 18, 2010, by and between MannKind and Bank of America, N.A. (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 24, 2010).

10.25	At-The-Market Issuance Sales Agreement, dated March 3, 2014, by and between MannKind and MLV & Co. LLC (incorporated by reference to Exhibit 10.31 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 3, 2014).

10.26	At-The-Market Issuance Sales Agreement, dated March 3, 2014, by and between MannKind and Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.) (incorporated by reference to Exhibit 10.32 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 3, 2014).

10.27*	Acknowledgment and Agreement, dated as of October 31, 2013, by and between MannKind and The Mann Group LLC (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on November 4, 2013).

10.28*	Non-Employee Director Compensation Program (incorporated by reference to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 9, 2013).

10.29*	MannKind Corporation 2013 Equity Incentive Plan (incorporated by reference to MannKind’s registration statement on Form S-8 (File No. 000-188790), filed with the SEC on May 23, 2013).

10.30*	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the MannKind 2013 Equity Incentive Plan (incorporated by reference to MannKind’s registration statement on Form S-8 (File No. 000-188790), filed with the SEC on May 23, 2013).

Exhibit Number	Description of Document

10.31*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the MannKind 2013 Equity Incentive Plan (incorporated by reference to MannKind’s registration statement on Form S-8 (File No. 000-188790), filed with the SEC on May 23, 2013).

10.32	Facility Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 1, 2013).

10.33	First Amendment to Facility Agreement and Registration Rights Agreement, dated as of February 28, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P., and Deerfield Private (incorporated by reference to Exhibit 10.39 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 3, 2014).

10.34**	License and Collaboration Agreement, dated as of August 11, 2014, by and among MannKind Corporation, Technosphere International C.V., MannKind Netherlands B.V. and Sanofi-Aventis Deutschland GmbH (incorporated by reference to Exhibit 10.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 10, 2014).

10.35**	Supply Agreement, dated as of August 11, 2014, by and between MannKind and Sanofi-Aventis Deutschland GmbH (incorporated by reference to Exhibit 10.2 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 10, 2014).

10.36**	Supply Agreement, dated as of July 31, 2014, by and between MannKind Corporation and Amphastar France Pharmaceuticals S.A.S. (incorporated by reference to Exhibit 10.3 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 10, 2014).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page hereto).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

*	Indicates management contract or compensatory plan.

**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNKIND CORPORATION

By:	/s/ Hakan S. Edstrom
Hakan S. Edstrom
President, Chief Executive Officer and Director

Dated: March 2, 2015

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hakan S. Edstrom, Matthew J. Pfeffer and David Thomson, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and any other documents in connection therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hakan S. Edstrom Hakan S. Edstrom	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2015

/s/ Matthew J. Pfeffer Matthew J. Pfeffer	Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2015

/s/ Alfred E. Mann Alfred E. Mann	Executive Chairman of the Board of Directors	March 2, 2015

/s/ Ronald J. Consiglio Ronald J. Consiglio	Director	March 2, 2015

/s/ Michael Friedman Michael Friedman, M.D.	Director	March 2, 2015

/s/ Kent Kresa Kent Kresa	Director	March 2, 2015

/s/ David H. MacCallum David H. MacCallum	Director	March 2, 2015

/s/ Henry L. Nordhoff Henry L. Nordhoff	Director	March 2, 2015

MANNKIND CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MannKind Corporation

Valencia, California

We have audited the accompanying consolidated balance sheets of MannKind Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MannKind Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s existing cash resources and its operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 2, 2015

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$120,841	$70,790
Receivables from collaboration	50,436	—
Inventory	9,670	—
Prepaid expenses and other current assets	20,206	5,485

Total current assets	201,153	76,275
Property and equipment — net	192,127	176,557
State research and development credit exchange receivable — net of current portion	311	298
Other assets	848	5,516

Total	$394,439	$258,646

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,394	$3,860
Accrued expenses and other current liabilities	26,206	21,634
Facility financing obligation	72,995	102,300
Senior convertible notes	99,355	—
Deferred payments from collaboration	197,403	—

Total current liabilities	403,353	127,794
Senior convertible notes	—	98,439
Note payable to principal stockholder	49,521	49,521
Other liabilities	15,335	13,605

Total liabilities	468,209	289,359

Commitments and contingencies
Stockholders’ deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.01 par value — 550,000,000 shares authorized at December 31, 2014 and 2013, respectively; 406,059,089 and 369,391,972 shares issued and outstanding at December 31, 2014 and 2013, respectively	4,061	3,697
Additional paid-in capital	2,416,967	2,261,996
Accumulated other comprehensive income (loss)	(14)	(4)
Accumulated deficit	(2,494,784)	(2,296,402)

Total stockholders’ deficit	(73,770)	(30,713)

Total	$394,439	$258,646

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Revenue	$—	$—	$35

Operating expenses:
Research and development	100,244	109,719	101,522
General and administrative	79,383	59,682	45,473

Total operating expenses	179,627	169,401	146,995

Loss from operations	(179,627)	(169,401)	(146,960)
Other income (expense)	1,679	(635)	(1,191)
Interest expense on note payable to principal stockholder	(2,894)	(6,309)	(10,491)
Interest expense on notes	(17,549)	(15,153)	(11,139)
Interest income	9	8	7

Loss before benefit for income taxes	(198,382)	(191,490)	(169,774)
Income tax benefit	—	—	408

Net loss	$(198,382)	(191,490)	$(169,366)

Net loss per share — basic and diluted	$(0.51)	$(0.64)	$(0.94)

Shares used to compute basic and diluted net loss per share	385,229	299,591	180,855

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Net Loss	$(198,382)	$(191,490)	$(169,366)
Other comprehensive loss:
Cumulative translation (loss) gain	(10)	2	(2)
Unrealized gain (loss) on investments:
Less: reclassification adjustment for gains (losses) included in net loss	—	—	(48)

Net unrealized gain (loss) on investments	—	—	(48)

Other comprehensive loss	(10)	2	(50)

Comprehensive loss	$(198,392)	$(191,488)	$(169,416)

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)	Common Stock		Additional Paid-In Capital	Accumulated other comprehensive income (loss)	Accumulated deficit
	Shares	Amount				Total
BALANCE, JANUARY 1, 2012	131,523	$1,315	$1,620,535	$44	$(1,935,546)	$(313,652)
Exercise of stock options	3	—	9	—	—	9
Issuance of common shares from the release of restricted stock units	886	9	(915)	—	—	(906)
Issuance of common shares pursuant to underwritten public offerings	81,938	819	166,045	—	—	166,864
Issuance of common shares in exchange for cancelling equal amounts of note payable to principal stockholder	71,250	713	183,824	—	—	184,537
Fair value of forward purchase contracts	—	—	1,237	—	—	1,237
Issuance of common shares pursuant to litigation settlement	225	2	436	—	—	438
Commitment to deliver common shares pursuant to litigation settlement to additional paid-in capital	—	—	6,056	—	—	6,056
Issuance of common shares under Employee Stock Purchase Plan	211	2	860	—	—	862
Stock-based compensation	—	—	13,292	—	—	13,292
Cumulative translation (loss) gain	—	—	—	(2)	—	(2)
Reclassification adjustment for gains (losses) included in net loss	—	—	—	(48)		(48)
Net loss	—	—	—	—	(169,366)	(169,366)

BALANCE, DECEMBER 31, 2012	286,035	2,860	1,991,379	(6)	(2,104,912)	(110,679)
Exercise of stock options	880	9	2,261	—	—	2,270
Issuance of common shares from the release of restricted stock units	1,870	20	(4,821)	—	—	(4,801)
Issuance of common shares pursuant to warrant exercises	66,353	664	171,485	—	—	172,149
Issuance of common shares pursuant to debt conversions by Deerfield	1,095	12	5,489	—	—	5,501
Issuance of common stock pursuant to ATM issuances	9,824	99	48,789	—	—	48,888
Issuance of common shares pursuant to litigation settlement	2,778	28	(28)	—	—	—
Issuance of common shares under Employee Stock Purchase Plan	557	5	1,258	—	—	1,263
Stock-based compensation	—	—	45,186	—	—	45,186
Cumulative translation (loss) gain	—	—	—	2	—	2
Commitment to deliver common shares pursuant to Deerfield conversion to additional paid-in capital	—	—	998	—	—	998
Net loss	—	—	—	—	(191,490)	(191,490)

BALANCE, DECEMBER 31, 2013	369,392	3,697	2,261,996	(4)	(2,296,402)	(30,713)
Exercise of stock options	3,251	35	10,943	—	—	10,978
Issuance of common shares from the release of restricted stock units	3,996	38	(26,946)	—	—	(26,908)
Issuance of common shares pursuant to warrant exercises	11,575	115	27,664	—	—	27,779
Issuance of common shares pursuant to debt conversions by Deerfield	17,521	174	93,327	—	—	93,501
Issuance of common shares under Employee Stock Purchase Plan	324	2	1,361	—	—	1,363
Remeasurement of performance based grants pursuant to the modification of terms	—	—	22,962	—	—	22,962
Stock-based compensation	—	—	25,660	—	—	25,660
Cumulative translation (loss) gain	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(198,382)	(198,382)

BALANCE, DECEMBER 31, 2014	406,059	$4,061	$2,416,967	$(14)	$(2,494,784)	$(73,770)

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(198,382)	$(191,490)	$(169,366)
Adjustments to reconcile net loss to net cash provide by (used in) operating activities:
Depreciation and accretion	18,575	14,057	14,402
Stock-based compensation expense	48,622	45,186	13,292
Loss (gain) on sale, abandonment/disposal or impairment of property and equipment	97	817	682
Loss on available-for-sale securities	—	—	117
Write-off of derivative liability	(363)	—	—
Write-off Tranche B Commitment Asset	1,753	—	—
Fair value of forward purchase contract	—	—	1,237
Common shares issued pursuant to litigation settlement	—	—	438
Commitment to deliver common shares pursuant to litigation settlement	—	—	6,056
Other, net	(10)	2	(2)
Changes in assets and liabilities:
State research and development credit exchange receivable	(13)	466	(290)
Inventory	(9,670)	—	—
Receivables from collaboration	(50,436)	—	—
Prepaid expenses and other current assets	(14,721)	(965)	(1,545)
Other assets	(615)	—	—
Accounts payable	3,622	(1,071)	44
Accrued expenses and other current liabilities	2,276	3,675	15,075
Deferred cash payments from collaboration	200,436	—	—
Other liabilities	2,915	591	—

Net cash provided by (used in) operating activities	4,086	(128,732)	(119,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(24,097)	(7,987)	(637)
Proceeds from sale of property and equipment	—	—	77

Net cash used in investing activities	(24,097)	(7,987)	(560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	40,120	52,421	167,735
Exercise of warrants for common stock	—	94,147	—
Payment of 2013 notes	—	(115,000)	—
Proceeds from issuance of facility financing obligation & milestone rights	40,000	119,500	—
Proceeds from issuance of Tranche B of the facility financing obligation	20,000	—	—
Facility financing obligation & milestone rights issuance costs	—	(598)	—
Payment of milestone rights	(3,150)	—	—
Borrowings on notes payable to principal stockholder	—	—	12,750
Payment of employment taxes related to vested restricted stock units	(26,908)	(4,801)	(906)

Net cash provided by financing activities	70,062	145,669	179,579

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$50,051	$8,950	$59,159
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	70,790	61,840	2,681

CASH AND CASH EQUIVALENTS, END OF PERIOD	$120,841	$70,790	$61,840

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash, net of amounts capitalized to Construction in progress	$11,218	$13,452	$9,755
Issuance of common stock pursuant to debt conversion by Deerfield	93,500	6,500	—
Non-cash construction in progress and property and equipment	1,768	856	4,072
Capitalization of interest on note payable to principal stockholder	—	7,886	14,219
Reduction of principal on note payable to principal stockholder upon issuance of common stock and exercise of warrants	—	78,000	184,537
Forward purchase contracts contribution to additional paid-in capital	—	—	29,317
Reclassification of forward purchase contracts to additional paid-in capital	—	—	28,080
Reclassification of Collaboration loan facility obligation	3,034	—	—

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business and basis of presentation

Business — MannKind Corporation and subsidiaries (the “Company”) is a biopharmaceutical company focused on the discovery and development of therapeutic products for diseases such as diabetes. Our only approved product, AFREZZA, (insulin human [rDNA origin]) inhalation powder , is a rapid-acting inhaled insulin that was approved by the U.S. Food and Drug Administration (the “FDA”) on June 27, 2014 to improve glycemic control in adult patients with diabetes.

Basis of Presentation — The Company’s primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. It is costly to develop therapeutic products and conduct clinical studies for these products. As of and for the year ended December 31, 2014, the Company has reported an accumulated deficit of $2.5 billion and has reported negative cash flow from operations since inception.

At December 31, 2014, the Company’s capital resources consisted of cash and cash equivalents of $120.8 million. The Company expects to continue to incur significant expenditures to support commercial manufacturing of AFREZZA and the development of other product candidates. In addition, the Company’s 5.75% Senior Convertible Notes due 2015 (the “2015 notes”) in the aggregate principal amount of $100.0 million have a maturity date of August 15, 2015, and payment on the outstanding amount is due in full on that date (see Note 8 – Senior convertible notes). The facility agreement (the “Facility Agreement”) with Deerfield Private Design Fund II, L.P. (“Deerfield Private Design Fund”) and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) and the First Amendment to Facility Agreement and Registration Rights Agreement (the “First Amendment”) additional sales of an additional tranche of notes (the “Tranche B notes”) (see Note 17 – Facility Agreement) contains a financial covenant that requires the Company’s cash and cash equivalents, which include available borrowings under this Loan Arrangement, on the last day of each fiscal quarter to not be less than $25.0 million. Should the holders of the notes not elect to convert such notes into the Company’s common stock prior to their due date, the Company intends to refinance the 2015 notes or raise additional funds to settle the 2015 notes. Although the Company believes that it can refinance the 2015 notes or obtain alternative financing to settle the 2015 notes, inherent uncertainty in achieving its projected cashflows and refinancing of the 2015 notes raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On August 11, 2014, we executed a license and collaboration agreement (the “Sanofi License Agreement”) with Sanofi-Aventis Deutschland GmbH (which subsequently assigned its rights and obligations under the agreement to Sanofi-Aventis U.S. LLC (“Sanofi”)), pursuant to which Sanofi is responsible for global commercial, regulatory and development activities for AFREZZA. The Sanofi License Agreement became effective on September 23, 2014. We manufacture AFREZZA at our manufacturing facility in Danbury, Connecticut to supply Sanofi’s demand for the product. In addition, we and Sanofi are planning to collaborate to expand manufacturing capacity to meet global demand as necessary.

Under the Sanofi License Agreement, Sanofi paid us an up-front cash payment of $150.0 million in the third quarter of 2014. As of December 31, 2014, we have earned and recorded as Receivables from collaboration an additional $50.0 million in milestone payments in connection with the satisfaction of specified manufacturing milestones. Such payments were received subsequent to year end. We are also eligible to receive up to $725.0 million in additional milestone payments under the Sanofi License Agreement if certain development, regulatory and sales milestones are achieved. In addition, worldwide profits and losses, which are determined based on the difference between the net sales of AFREZZA and the costs and expenses incurred by us and Sanofi that are specifically attributable or related to the development, regulatory filings, manufacturing, or commercialization of AFREZZA, will be shared 65% by Sanofi and 35% by the us. As a result of the loss share provision, and because we do not have the ability to estimate the amount of costs that would potentially be incurred related to the Sanofi

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

License Agreement, the amount of up-front cash payment or milestone payments that could be recognized as revenue is not fixed or determinable. In connection with the Sanofi License Agreement, an affiliate of Sanofi provided us with a secured loan facility (the “Sanofi Loan Facility”) of up to $175.0 million to fund our share of net losses under the Sanofi License Agreement.

Additional funding sources that are, or in certain circumstances may be available to the Company, include approximately $30.1 million principal amount of available borrowings under its loan arrangement ( the “Loan Arrangement”) with The Mann Group LLC (“The Mann Group”) (see note 7 – Related-party arrangements), potential proceeds from the exercise of warrants issued in its February 2012 public offering of approximately $19.5 million, and the Company’s at-the-market issuance sales agreements which allow the Company to sell up to $50.0 million in common stock. The Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company may need to raise additional capital, whether through a sale of equity or debt securities, a strategic business collaboration with a pharmaceutical company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to continue the development and commercialization of AFREZZA and other product candidates and to support its other ongoing activities. However, the Company cannot provide assurances that such additional capital will be available on acceptable terms or at all.

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

2. Summary of significant accounting policies

Financial Statement Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies, and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. The more significant estimates reflected in these accompanying financial statements involve assessing long-lived assets for impairment, accrued expenses, including clinical study expenses, valuation of forward purchase contracts, valuation of the facility financing obligation, commitment asset, milestone rights, valuation of stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

License and Collaboration and Supply agreements — Pursuant to the Sanofi License Agreement and the Sanofi Supply Agreement, we granted to Sanofi exclusive, worldwide licenses to certain of our patents, trademarks and know-how for the development and commercialization of AFREZZA and retained the right to be the exclusive manufacturer and supplier of AFREZZA until specified conditions are met upon which a portion of the manufacturing activities may be assumed by Sanofi. The terms of the Sanofi License Agreement provide for consideration to us in the form of a non-refundable up-front payment, product sales, manufacturing, regulatory and sales milestone payments and profit and loss sharing.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The assessment of multiple element arrangements requires judgment in order to determine the appropriate units of accounting and the points in time that, or periods over which, revenue should be recognized. Given that, as of December 31, 2014, we did not have the ability to estimate the amount of costs that would potentially be incurred under the loss share provision related to the Sanofi License Agreement and the Sanofi Supply Agreement, we believe the fixed and determinable fee requirement for revenue recognition was not met.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of December 31, 2014 and 2013, cash equivalents were comprised of cash and money market accounts with maturities less than 90 days from the date of purchase.

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

Prepaid expenses and other current assets — Prepaid expenses and other current assets primarily consist of prepaid expenses for goods and services to be received. As of December 31, 2014, prepaid and other current assets had a balance of $20.2 million, mainly comprised of a $15.0 million prepayment for 2015 quantities of insulin, and prepaid insurance.

On July 31, 2014, the Company entered into a Supply Agreement (the “Supply Agreement”) with Amphastar France Pharmaceuticals S.A.S., a French corporation (“Amphastar”), pursuant to which Amphastar will manufacture for and supply to the Company certain quantities of recombinant human insulin for use in AFREZZA. Under the terms of the Supply Agreement, Amphastar will be responsible for manufacturing the insulin in accordance with the Company’s specifications and agreed-upon quality standards. The Company has agreed to purchase annual minimum quantities of insulin under the Supply Agreement of an aggregate total of approximately €120.1 million for calendar years 2015 through 2019. The remaining annual minimum quantities will be €23.2 million for 2015 and €23.3 million for the years ended December 31, 2016 through 2019. The Company may request to purchase additional quantities of insulin over such annual minimum quantities. As part of the Supply Agreement, the Company paid a $15.0 million deposit to Amphastar as prepayment for 2015 quantities of insulin.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unless earlier terminated, the term of the Insulin Supply Agreement expires on December 31, 2019 and can be renewed for additional, successive two year terms upon 12 months’ written notice given prior to the end of the initial term or any additional two year term. The Company and Amphastar each have normal and customary termination rights, including termination for material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy or insolvency of the other party. In addition, the Company may terminate the Supply Agreement upon two years’ prior written notice to Amphastar without cause or upon 30 days’ prior written notice to Amphastar if a controlling regulatory authority withdraws approval for AFREZZA, provided, however, in the event of a termination pursuant to either of the latter two scenarios, the provisions of the Supply Agreement require the Company to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination.

Sale of intellectual property — On July 18, 2014, the Company entered into an assignment agreement with a third party whereby the third party acquired all proprietary rights, technology and know-how that related to a small molecule inhibitor compound and all pre-clinical data and results related thereto. Under the terms of the assignment agreement, the Company received total consideration of $9.3 million and incurred $1.4 million in expense for a net amount of $7.9 million recorded as other income.

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

The initial fair value estimate of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones and discounted to present value using a selected market discount rate. The expected timing and probability of achieving the milestones was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. The Milestone Rights liability will be remeasured as the specified milestone events are achieved. Specifically, as each milestone event is achieved, the portion of the initially recorded Milestone Rights liability that pertains to the milestone event being achieved, will be remeasured to the amount of the specified related milestone payment. The resulting change in the balance of the Milestone Rights liability due to remeasurement will be recorded in our Statement of Operations as interest expense. Furthermore, the Milestone Rights liability will be reduced upon the settlement of each milestone payment. As a result, each milestone payment would be effectively allocated between a reduction of the recorded Milestone Rights liability and an expense representing a return on a portion of the Milestone Rights liability paid to the investor for the achievement of the related milestone event (see Note 17).

Commitment Asset — In connection with the issuance of the Tranche 1 notes and the Milestone Rights, the Company recorded a commitment asset (the “Commitment Asset”) on July 1, 2013. As a result of the First Amendment, the Company recorded an additional Tranche B notes commitment asset (the “Tranche B Commitment Asset”) with an estimated fair value equal to $2.9 million. The Commitment Asset is derecognized and recorded as a debt discount on the 2019 notes and Tranche B notes, when issued and amortized, using the effective interest rate method over the life of the respective notes. Prior to derecognition occurring, the Company monitors the Commitment Asset on an ongoing basis to determine whether an impairment indicator is present

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that would result in a full or partial write down of the Commitment Asset as a result of events that may lead to the subsequent tranches of notes not being issued. At December 31, 2014, Deerfield had purchased all four tranches of 2019 notes in the aggregate principal amount of $160.0 million, purchased $20.0 million aggregate principal amount of Tranche B notes in accordance with the provisions of the Facility Agreement, and wrote off the remaining portion of the Tranche B Commitment Asset. At December 31, 2014 the carrying value of the Commitment Assets was zero.

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

The carrying amounts reflected in the consolidated balance sheets for cash equivalents, other current assets, accounts payable, and accrued expenses and other current liabilities, approximate fair value due to their relatively short maturities.

Inventories — Inventories are stated at the lower of cost or market. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method. The Company capitalizes inventory costs associated with the Company’s products based on management’s judgment that future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The Company periodically analyzes its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value, and writes-down such inventories as appropriate. In addition, the Company’s products are subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company will record a charge to write down such unmarketable inventory to its estimated realizable value.

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

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; or

•	the impact of significant negative industry or economic trends.

If the Company believes an asset to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Any write-downs would be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. No asset impairment was recognized during the years ended December 31, 2014, 2013, and 2012, respectively.

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

Significant management judgment is involved in determining the provision for income taxes, deferred tax assets, deferred tax liabilities, and any valuation allowance recorded against deferred tax assets. Due to uncertainties related to the realization of the Company’s deferred tax assets as a result of its history of operating losses, a valuation allowance has been established against the total deferred tax asset balance. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, a change in the valuation allowance may be needed, which could materially impact the Company’s financial position and results of operations.

Contingencies — Contingencies are recorded in accordance with ASC 450 Contingencies. Accordingly, the Company records a loss contingency for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These accruals represent management’s best estimate of probable loss. Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise its estimates. These revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations and financial position.

Stock-Based Compensation — As of December 31, 2014, the Company had three active stock-based compensation plans, which are described more fully in Note 12. The Company accounts for all share-based payments to employees, including grants of stock awards and the compensatory elements of the employee stock purchase plan in accordance with ASC 718. ASC 718 Compensation — Stock Compensation (“ASC 718”)

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires all share-based payments to employees, including grants of stock options, restricted stock units, performance-based awards and the compensatory elements of employee stock purchase plans, to be recognized in the statement of operations based upon the fair value of the awards at the grant date. The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options and the compensatory elements of employee stock purchase plans. Option valuation models require the input of assumptions, including the expected life of the stock-based awards, the estimated stock price volatility, the risk-free interest rate, and the expected dividend yield. Beginning in the third quarter of 2014, the Company began to assess both historical and implied volatility in order to determine its estimated volatility rate. Implied volatility is now considered due to the change in the Company’s business, which occurred with the approval for the sale of AFREEZA. The expected volatility assumption is based on an assessment of the historical volatility and the implied volatility of the Company’s common stock, derived from an analysis of historical traded and quoted options on the Company’s common stock. Restricted stock units are valued based on the market price on the grant date. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

Warrants — The Company has issued warrants to purchase shares of its common stock. Warrants have been accounted for within equity in accordance with the provisions of ASC 815-40, Contracts in an Entity’s Own Stock, previously EITF Issue No. 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

Forward Contracts — The Company has entered into agreements with The Mann Group whereby the Company agreed to sell and The Mann Group agreed to purchase common stock and/or warrants. These agreements have been accounted for as forward contracts, having met the definition of derivative instruments in accordance with the provisions of ASC 815 Derivatives and Hedging. The Company determines the fair value of the forward contract upon its issuance, records fair value adjustments of the forward contract to Other income (expense) during the reporting period and through the settlement of the forward contract, and reclassifies the forward contract to equity upon settlement of the forward contract. In the years ended December 31, 2014 and 2013, there were no forward purchase contracts.

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

Research and Development Expenses — Research and development expenses consist of costs associated with the clinical trials of the Company’s product candidates, manufacturing supplies and other development materials, including raw material purchases of insulin, compensation and other expenses for research and development personnel, costs for consultants and related contract research, facility costs, and depreciation. Research and development costs, which are net of any tax credit exchange recognized for the Connecticut state research and development credit exchange program, are expensed as incurred consistent with ASC 730-10 Research and Development. The Company began commercial manufacturing in the latter part of the fourth quarter of 2014. As such, commercial manufacturing costs incurred in the fourth quarter and included in research and development as expenses are immaterial for the year ended December 31, 2014.

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

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest Expense — Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest expense, net of interest capitalized, for the years ended December 31, 2014, 2013 and 2012 was $20.4 million, $21.5 million, and $21.6 million, respectively. Interest costs capitalized for the years ended December 31, 2014, 2013, and 2012 were $0.8 million, $0.4 million, and $0.3 million, respectively.

Net Loss Per Share of Common Stock — Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding during the period plus the potential dilutive effect of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share for the years ended December 31, 2014, 2013, and 2012.

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

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification. In addition, the ASU: (a) adds an example disclosure in Topic 275, Risks and Uncertainties, to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities; and (b) removes an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company early adopted ASU 2014-10 resulting in the elimination of certain presentation and disclosure requirements previously required by topic 915.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3. State research and development credit exchange receivable

The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. During the years ended December 31, 2014, 2013 and 2012, research and development expenses were offset by $816,000, $282,000, and $289,000, respectively.

4. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2014	2013
Raw materials	$4,856	$—
Work-in-process	4,719	—
Finished goods	95	—

Total inventories	$9,670	$—

5. Property and equipment

Property and equipment consist of the following (dollar amounts in thousands):

	Estimated Useful Life (Years)	December 31,
		2014	2013
Land	—	$5,273	$5,273
Buildings	39-40	54,948	54,948
Building improvements	5-40	114,131	114,099
Machinery and equipment	3-15	80,919	82,189
Furniture, fixtures and office equipment	5-10	5,015	5,046
Computer equipment and software	3	10,465	11,289
Leasehold improvements	4	17	17
Construction in progress		39,580	14,756

		310,348	287,617
Less accumulated depreciation and amortization		(118,221)	(111,060)

Total property and equipment, net		$192,127	$176,557

Leasehold improvements are amortized over four years which is the shorter of the term or the service lives of the improvements. Depreciation and amortization expense related to property and equipment for the years ended December 31, 2014, 2013, and 2012, was $9.8 million, $11.5 million, and $13.0 million, respectively.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	December 31,
	2014	2013
Salary and related expenses	$14,928	$12,193
Research and clinical trial costs	—	1,311
Accrued interest	2,396	2,082
Construction in progress	1,343	342
Other	7,539	5,706

Accrued expenses and other current liabilities	$26,206	$21,634

7. Related-party arrangements

In October 2007, the Company entered into a $350.0 million loan arrangement with its principal stockholder. The Loan Arrangement has been amended from time to time. In February 2009, the promissory note underlying the Loan Arrangement was revised as a result of the principal stockholder being licensed as a finance lender under the California Finance Lenders Law. Accordingly, the lender was revised to The Mann Group. Until January 1, 2013, interest on outstanding principal amounts accrued at a fixed rate equal to the one-year LIBOR rate as reported by the Wall Street Journal on the date of such advance plus 3% per annum. Based on the amended terms of the agreement, the rate was fixed at 5.84% going forward. On October 31, 2013, the promissory note was amended to, among other things, extend the maturity date of the loan to January 5, 2020, extend the date through which the Company can borrow under the Loan Arrangement to December 31, 2019, increase the aggregate borrowing amount under the Loan Arrangement from $350.0 million to $370.0 million, provide that repayments or cancellations of principal under the Loan Arrangement will not be available for reborrowing and to cancel $78.0 million of principal indebtedness under the Loan Arrangement as payment for the aggregate exercise price of warrants, in accordance with the Common Stock and Warrant Purchase Agreement entered into with The Mann Group on October 18, 2012 (the “Mann Group Warrants”). In addition, the Company and The Mann Group agreed to capitalize into principal $7.9 million of accrued interest that became due and payable upon cancellation of the $78.0 million of principal indebtedness.

As of December 31, 2014, the total principal amount outstanding under the Loan Arrangement was $49.5 million, and the amount available for future borrowings was $30.1 million. Interest, at a fixed rate of 5.84%, is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as the Company and The Mann Group mutually agree. All or any portion of accrued and unpaid interest that becomes due and payable may be paid-in-kind and capitalized as additional borrowings at any time and has been classified as non-current. As of December 31, 2014, the Company had accrued $3.5 million of interest in long term other liabilities related to the Loan Arrangement. The Mann Group can require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months (less approximately $105.0 million aggregate principal amount that has been cancelled in connection with two common stock purchase agreements). If The Mann Group exercises this right, the Company will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances. However, pursuant to a letter agreement entered into in August 2010, The Mann Group has agreed to not require the Company to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require the Company to use its working capital resources. In addition, The Mann Group entered into a subordination agreement with Deerfield pursuant to which The Mann Group agreed with Deerfield not to demand or accept any payment under the Loan Arrangement until the Company’s payment obligations to Deerfield under the Facility Agreement have been satisfied in full. Subject to the foregoing, in the event of a default under our loan arrangement with The Mann Group, all unpaid principal

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the Loan Arrangement are unsecured. The Loan Arrangement contains no financial covenants.

As of December 31, 2014 and 2013, the Company had accrued and unpaid interest of $3.5 million and $0.6 million, in long term other liabilities respectively, which related to the amount outstanding and had $30.1 million of available borrowings. Interest expense on the Company’s note payable to our principal stockholder for the years ended December 31, 2014, 2013, and 2012 was $2.9 million, $6.3 million, and $10.5 million, respectively.

In connection with certain meetings of the Company’s board of directors and on other occasions when the Company’s business necessitated air travel for the Company’s principal stockholder and other Company employees, the Company utilized the principal stockholder’s private aircraft, and the Company paid the charter company that manages the aircraft on behalf of the Company’s majority shareholder approximately $79,000, $82,000, and $200,000, respectively, for the years ended December 31, 2014, 2013, and 2012 on the basis of the corresponding cost of commercial airfare.

The Company has entered into indemnification agreements with each of its directors and executive officers, in addition to the indemnification provided for in its amended and restated certificate of incorporation and amended and restated bylaws (see Note 13).

8. Senior convertible notes

Senior convertible notes consist of the following (in thousands):

	December 31,
	2014	2013
2015 notes
Principal amount	$100,000	$100,000
Unaccreted debt issuance cost	(645)	(1,561)

Net carrying amount	$99,355	$98,439

On August 18, 2010, the Company completed a Rule 144A offering of $100.0 million aggregate principal amount of 2015 notes. The 2015 notes are governed by the terms of an indenture dated as of August 24, 2010 (the “2015 Note Indenture”). The 2015 notes bear interest at the rate of 5.75% per year on the principal amount, payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011. In connection with the 2015 notes, the Company had accrued interest of $2.4 million as of December 31, 2014 and December 31, 2013. The 2015 notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the 2015 notes is August 15, 2015 and payment is due in full on that date for unconverted securities. Holders of the 2015 notes may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 147.0859 shares per $1,000 principal amount, which is equal to a conversion price of approximately $6.80 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the 2015 notes converted in connection with a fundamental change by increasing the conversion rate on such 2015 notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of 2015 notes will have the option to require the Company to

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchase all or any portion of such holder’s 2015 notes at a repurchase price of 100% of the principal amount of the 2015 notes to be repurchased plus accrued and unpaid interest, if any. The Company may elect to redeem some or all of the 2015 notes if the closing stock price has equaled 150% of the conversion price for at least 20 of the 30 consecutive trading days ending on the trading day before the Company’s redemption notice. The redemption price will equal 100% of the principal amount of the 2015 notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a make-whole payment equal to the sum of the present values of the remaining scheduled interest payments through and including August 15, 2015 (other than interest accrued up to, but excluding, the redemption date). The Company will be obligated to make the make-whole payment on all the 2015 notes called for redemption and converted during the period from the date the Company mailed the notice of redemption to and including the redemption date. The Company may elect to make the make-whole payment in cash or shares of its common stock, subject to certain limitations. Under the terms of the 2015 Note Indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the contract, including the make-whole shares, is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the contract period under other existing commitments. Applying the Company’s sequencing policy, the Company performed an analysis at the time of the offering of the 2015 notes and each reporting date since and has concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was sufficient to deliver the number of shares that could be required to be delivered during the contract period under existing commitments.

The Company incurred approximately $4.2 million in issuance costs which are recorded as an offset to the 2015 notes in the accompanying consolidated balance sheets. These costs are being accreted to interest expense using the effective interest method over the term of the 2015 notes.

The 2015 notes provide that upon an acceleration of certain indebtedness, including the 2019 notes and the Tranche B notes described in Note 17, the holders may elect to accelerate the Company’s repayment obligations under the 2015 notes if such acceleration is not cured, waived, rescinded or annulled. There can be no assurance that the holders would not choose to exercise these rights in the event such events were to occur.

Accretion of debt issuance expense in connection with the 2015 notes during the years ended December 31, 2014, 2013, and 2012 was $0.9 million, $0.9 million, and $0.8 million, respectively.

9. Collaboration arrangement

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

Under the Sanofi License Agreement, Sanofi paid the Company an up-front cash payment of $150.0 million in the third quarter of 2014. If certain manufacturing, regulatory and sales milestones are achieved, the Company will also be eligible to receive up to $775.0 million in milestone payments, of which $75.0 million relates to certain development and manufacturing milestone events, $50.0 million relates to the filing and completion of

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regulatory approvals and $650.0 million relates to the achievement of certain product sales milestones. As of December 31, 2014, the Company earned and recorded a total of $50.0 million in milestone payments in connection with the satisfaction of manufacturing milestones specified in the Sanofi agreement, which were received subsequent to December 31, 2014. In addition, worldwide profits and losses, which are determined based on the difference between the net sales of AFREZZA and the costs and expenses incurred by the Company and Sanofi that are specifically attributable or related to the development, improvement, regulatory filings, manufacturing, and commercialization of AFREZZA will be shared 65% by Sanofi and 35% by the Company. In accordance with the terms of the Sanofi License Agreement, profit and loss sharing commenced in the fourth quarter of 2014.

In conjunction with the Sanofi License Agreement, on August 11, 2014, we entered into the Sanofi Supply Agreement which provides that the Company will be the exclusive manufacturer and supplier of AFREZZA until the specified conditions are met, upon which a portion of the manufacturing activities may be assumed by Sanofi.

On September 23, 2014, the Company entered into the Sanofi Loan Facility, consisting of a senior secured revolving promissory note (the “Note”) and a guaranty and security agreement (the “Security Agreement”) with an affiliate of Sanofi which provides the Company with a secured loan facility of up to $175.0 million to fund the Company’s share of net losses under the Sanofi License Agreement. In the event of certain future defaults under the Sanofi Loan facility agreement for which we are not able to obtain waivers, the lender under the Sanofi Loan Facility may accelerate all of our repayment obligations, and take control of our pledged assets, potentially requiring us to renegotiate the terms of our indebtedness on terms less favorable to us, or to immediately cease operations.

The obligations of the Company under the Sanofi Loan Facility are guaranteed by the Company’s wholly-owned subsidiary, MannKind LLC, and are secured by a first priority security interest in certain insulin inventory located in the United States and any contractual rights and obligations pursuant to which the Company purchases or has purchased such insulin, and a second priority security interest in the Company’s assets that secure the Company’s obligations under the Facility Agreement, as amended. In addition, the Company granted to Sanofi, as additional security for the obligations under the Sanofi Loan Facility, a first priority mortgage on the Company’s facility in Valencia, California.

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

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The assessment of multiple element arrangements requires judgment in order to determine the appropriate units of accounting and the points in time that, or periods over which, revenue should be recognized. Under the terms of the Sanofi License Agreement, Sanofi Supply Agreement and the Sanofi Loan Facility the Company determined that the arrangement contained significant deliverables including (i) licenses to develop and commercialize AFREZZA and to use the Company’s trademarks, (ii) development activities, and (iii) manufacture and supply services for AFREZZA. Due to the proprietary nature of the manufacturing services being provided by the Company, the Company determined that all of the significant deliverables should be combined into a single unit of accounting. The Company believes that the manufacturing services are proprietary due to the fact that over the past twelve years, the Company has developed proprietary knowledge and patented equipment and tools that are used in the manufacturing process of AFREZZA. Due to the complexities of particle formulation and the specialized knowledge and equipment needed to handle the AFREZZA powder, neither Sanofi nor any third-party contract manufacturing organization currently possesses the capability of manufacturing AFREZZA.

In order for revenue to be recognized, the seller’s price to the buyer must be fixed and determinable. Given that as of December 31, 2014, the Company did not have the ability to estimate the amount of costs that would potentially be incurred under the loss share provision related to the Sanofi License Agreement and the Sanofi Supply Agreement, the Company believes this requirement for revenue recognition has not been met.

As such, the Company did not recognize any revenue pursuant to the Sanofi License Agreement the Sanofi Supply Agreement for the year ended December 31, 2014. The Company recorded the $150.0 million up-front payment and $50.0 million milestone receivable as deferred payments from collaboration. As of December 31, 2014, the Company’s portion of the loss sharing was $3.0 million, which resulted in the reclassification from current deferred payments from collaboration to other long term liabilities. Subsequent to December 31, 2014 the Company borrowed $3.0 million under the Sanofi Loan Facility to finance the portion of the Company’s loss.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2014 and 2013, the Company held $120.8 million and $70.8 million, respectively of cash and cash equivalents, consisting of money market funds of $118.5 million and $67.7 million, respectively, and the remaining funds in non-interest bearing checking accounts. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

The following is a summary of the carrying values and estimated fair values of the 2015 notes and the facility financing obligation (i.e., the 2019 notes and Trance B notes) (in millions):

	December 31, 2014		December 31, 2013
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
2015 notes	$99.4	$102.9	$98.4	$102.2
Facility financing obligation	$73.0	$75.1	$102.3	$107.0

Senior convertible notes

The estimated fair value of the 2015 notes was calculated based on model derived valuations whose inputs were observable, such as the Company’s stock price, and non-observable, such as the Company’s long-term historical volatility, which was estimated to be 55% (Level 3 in the fair value hierarchy) in 2014 compared to the 65% in 2013. As there is no current observable market for the 2015 notes, the Company determined the estimated fair value using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility and recent price quotes and trading information regarding Company issued debt instruments and shares of common stock into which the 2015 notes are convertible.

Facility financing agreement

As discussed in Note 17 — Facility Agreement, in connection with the Facility Agreement, the Company issued 2019 notes and Milestone Rights and recorded the Commitment Asset on July 1, 2013. In addition, on February 28, 2014, the Company entered into the First Amendment, and recorded the Tranche B Commitment Asset, which represented the increase in borrowing capacity that the Company received as consideration for the modifications made to the Facility Agreement and the Tranche 1 notes and Tranche 3 notes. As there is no current observable market for the 2019 notes or Tranche B notes, the Company determined the estimated fair value using a bond valuation model based on a discounted cash flow methodology. The bond valuation model combined expected cash flows associated with principal repayment and interest based on the contractual terms of the debt agreement discounted to present value using a selected market discount rate of 12.4% at December 31, 2014 for the 2019 notes and a selected market discount rate of 11.9% at the inception of the Tranche B notes (Level 3 in the fair value hierarchy). On December 31, 2014, the market discount rate was recalculated at 12.3%, 12.2%, and 11.8% for the Tranche 1 notes, the Tranche 4 notes and the Tranche B notes, respectively. The Tranche 2 and Tranche 3 notes were fully converted by the end of the first quarter of 2014. On December 31, 2013, the market discount rate for Tranche 1 notes was 12.7%.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones discounted to present value using a selected market discount rate (Level 3 in the fair value hierarchy). The expected timing and probability of achieving the milestones, starting in 2014, was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate (15.0%) was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. As of December 31, 2014, the carrying value of the Milestone Rights is $13.1 million with an estimated fair value of $27.9 million.

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

The fair value of the Tranche B Commitment Asset was estimated using a discounted cash flow analysis under the income approach. Specifically, the fair value was determined by estimating the fair value of the future tranche using a market yield (11.8%) commensurate with the risk of the future tranche and the fair value of the cash expected to be received by the Company and assessing the probability of the commitment being funded in the future based on the operational hurdles required for funding being met as well as consideration of alternative funding options (Level 3 in the fair value hierarchy). As of the date it was recorded, the Tranche B Commitment Asset was valued at $2.9 million.

On May 6, 2014, Deerfield purchased $20.0 million aggregate principal amount of Tranche B notes in accordance with the provisions of the Facility Agreement, as amended. Accordingly, the $1.2 million portion of the Commitment Asset associated with the $20.0 million purchased was derecognized and recorded as debt discount on the Tranche B notes.

At December 31, 2014, as Deerfield had purchased all four tranches of 2019 notes in the aggregate principal amount of $160.0 million, purchased $20.0 million aggregate principal amount of Tranche B notes in accordance with the provisions of the Facility Agreement, and wrote off the remaining portion of the Tranche B Commitment Asset. As such, at December 31, 2014 the carrying value of the Commitment Assets was zero.

There were no material re-measurements to fair value during the twelve months ended December 31, 2014 and 2013 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers of assets or liabilities between the fair value measurement levels during the twelve months ended December 31, 2014, 2013, and 2012.

Derivatives

Four embedded features that required bifurcation and separate accounting were identified in the facility financing obligation and the Company determined should be bundled together as a single, compound embedded derivative, bifurcated from the host contract, and accounted for at fair value, with changes in fair value being recorded in the Statement of Operations. The four embedded derivatives contained in the facility financing obligation were the Conversion Option, Major Transaction Put Option, Acceleration upon a Legal Judgment against the Company in Excess of $100,000, and Tax Gross-Up. The four embedded features were evaluated together as a single compound derivative to determine the fair value of the derivative. The estimated fair value of the embedded derivative was calculated using Level 3 inputs and by applying a cumulative probability percentage to the values derived from a Black-Karasinski lattice model for the major transaction put option (0.8%), the conversion option feature (0.0%), and the acceleration upon a legal judgment against the Company in

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excess of $100,000 feature (0.1%). The Tax Gross-Up feature was evaluated using a Level 2 analysis based on the withholding requirements (i.e., the tax laws) on interest payments between the US and the British Virgin Islands and was determined to be de minimus. As of December 31, 2014 and 2013, management determined the impact of the valuation of the embedded derivative was immaterial (see Note 17).

The Company’s derivative financial instruments are not designated as hedging instruments, and gains or losses resulting from changes in the fair value are reported in other income (expense), in the consolidated statements of operations. Derivative financial instruments are recognized as other assets or other current liabilities in the financial statements and measured at fair value.

The estimated fair values in connection with the February 2012 The Mann Group Common Stock Purchase Agreement (“The February 2012 Forward Purchase Contract”) and the October 2012 The Mann Group Common Stock and Warrant Purchase Agreement (“The October 2012 Forward Purchase Contract”) was based on forward purchase contract valuations (Level 3 in the fair value hierarchy) (see Note 11).

The following roll-forward provides a summary of the changes in fair value of the Company’s Level 3 forward purchase contracts during the year ended December 31, 2012 (in thousands):

	The February 2012 Forward Purchase Contract	The October 2012 Forward Purchase Contract	Total
Beginning Balance	$—	$—	$—
Issuance	1,080	28,237	29,317
Adjustments to fair value included in other income (expense)	12,011	(13,248)	(1,237)
Transfers to additional paid-in-capital	(13,091)	(14,989)	(28,080)

Ending Balance	$—	$—	$—

11. Common and preferred stock

The Company is authorized to issue 550,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized. As of December 31, 2014 and 2013, 406,059,089 and 369,391,972 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

Included in the common stock outstanding as of December 31, 2014, 2013 and 2012 are 9,000,000 shares of common stock loaned to Bank of America under a share lending agreement in connection with the offering of the $100.0 million aggregate principal amount of 2015 notes (see Note 8). Bank of America is obligated to return the borrowed shares (or, in certain circumstances, the cash value thereof) to the Company on or about the 45th business day following the date as of which the entire principal amount of the 2015 notes ceases to be outstanding, subject to extension or acceleration in certain circumstances or early termination at Bank of America’s option. The Company did not receive any proceeds from the sale of the borrowed shares by Bank of America, but the Company did receive a nominal lending fee of $0.01 per share from Bank of America for the use of borrowed shares.

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

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The shares of common stock and warrants are immediately separable and were issued separately. Concurrent with the February 2012 underwritten public offering, the Company entered into a common stock purchase agreement with The Mann Group, pursuant to which the Company agreed to sell and The Mann Group agreed to purchase 31,250,000 shares of the Company’s restricted common stock at a price of $2.47 per share, the closing of which was subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Clearance”), and the Company’s receipt of stockholder approval to increase the authorized number of shares of our common stock. In June 2012, following HSR Clearance and the Company’s receipt of such stockholder approval, The Mann Group purchased $77.2 million worth of restricted shares of common stock which were paid through the cancellation of principal indebtedness under the amended loan arrangement with The Mann Group (see Note 7). For the twelve months ended December 31, 2014, the Company received $27.8 million in proceeds from the exercise of the February 2012 public offering warrants, with $19.5 million remaining unexercised.

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

On May 17, 2012, the Company’s stockholders approved an increase in its authorized shares of common stock from 250,000,000 to 350,000,000. Accordingly, the shares of common stock needed to consummate The Mann Group common stock purchase agreement dated February 2, 2012 became available. As of May 17, 2012, the fair value of the Non-Equity Portion was $13.1 million. As a result of receiving stockholder approval of the increase in authorized shares, the Non-Equity Portion met the criteria for equity classification. Consequently, the Company reclassified the $13.1 million from “Prepaid expenses and other current assets” to “Additional paid-in capital.”

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

In October 2012, pursuant to a previously filed Shelf Registration, which was declared effective by the SEC on September 24, 2012, the Company sold in an underwritten public offering 40,000,000 shares of its common stock, together with warrants to purchase up to 30,000,000 shares of the Company’s common stock. In addition, the Company sold pursuant to the full exercise of an over-allotment option granted to the underwriters, an additional 6,000,000 shares of common stock, together with warrants to purchase up to an aggregate of

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4,500,000 shares of common stock. All of the securities were sold together with a warrant for a combined purchase price of $2.00 per unit. The shares of common stock and warrants are immediately separable and were issued separately. Net proceeds from this offering were approximately $86.3 million (after deducting discounts and commissions to the underwriters and offering expenses), excluding any future proceeds from the exercise of the warrants. Each warrant entitles the holder to purchase 0.75 of a share of common stock. The warrants were exercisable at $2.60 per share and expired in October 2013. The Company received $89.7 million in proceeds from the exercise of such warrants prior to their expiration.

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

The fair value of the forward purchase contract was highly sensitive to the discount applied for lack of marketability and the stock price, and changes in this discount and/or the stock price caused the value of the Forward Contract to change significantly. The value of the derivative instrument was calculated using a forward contract valuation formula in which the forward contract was estimated to be equal to the valuation date stock price minus the strike price discounted to the valuation date using a risk-free rate of 0.11% at issuance on October 18, 2012 and 0.00% at closing on December 20, 2012. As the shares which would be received upon settlement are currently unregistered, the Company applied a discount for lack of marketability of 2.3% at October 18, 2012 and 1.5% at December 20, 2012 to reflect this lack of marketability based on quantitative put models, adjusted to take into account qualitative factors, including the fact that the Company’s stock is publicly traded and the fact that there is no contractual restriction on the unregistered shares being registered.

The Company then determined that upon the settlement of the forward contracts, the common stock and warrants represent freestanding financial instruments and should be initially recorded at their relative fair values

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the total consideration received. The total consideration received equaled the $107.4 million principal amount of indebtedness cancelled less the recorded value of the forward contracts on December 20, 2012, the date immediately before settlement.

12. Net loss per common share

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing loss by the weighted average number of common shares outstanding during the period excluding the shares loaned under the share lending arrangement (see Note 11). As of December 31, 2014, 2013 and 2012, 9,000,000 shares of the Company’s common stock, which were loaned to a share borrower pursuant to the terms of a share lending agreement, as described in Note 11, were issued and are outstanding, and holders of the borrowed shares have all the rights of a holder of the Company’s common stock. However, because the share borrower must return all borrowed shares to the Company (or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation and exclude the 9,000,000 shares of the Company’s common stock loaned under the share lending arrangement as of December 31, 2014, 2013 and 2012.

Potentially dilutive securities outstanding are summarized as follows:

	December 31,
	2014	2013	2012
Exercise of common stock options	21,541,664	24,237,940	18,674,539
Conversion of senior convertible notes into common stock	17,323,080	25,415,366	19,826,113
Exercise of common stock warrants	9,987,876	19,706,240	86,062,440
Vesting of restricted stock units	2,610,720	9,115,821	3,761,031

	51,463,340	78,475,367	128,324,123

13. Stock award plans

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

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2014, the Company has two active stock-based compensation plans — the 2013 Plan and the 2004 Employee Stock Purchase Plan (the “ESPP”). The following table summarizes information about the Company’s stock-based award plans as of December 31, 2014:

	Outstanding Options	Outstanding Restricted Stock Units	Shares Available for Future Issuance
2004 Equity Incentive Plan	13,629,994	1,219,915	—
2013 Equity Incentive Plan	7,380,839	1,390,805	15,506,488
2004 Non-Employee Directors’ Stock Option Plan	530,831	—	—

Total	21,541,664	2,610,720	15,506,488

In March 2004, the Company’s board of directors approved the ESPP, which became effective upon the closing of the Company’s initial public offering. Initially, the aggregate number of shares that could be sold under the 2004 Plan was 2,000,000 shares of common stock. On January 1 of each year, for a period of ten years beginning January 1, 2005, the share reserve automatically increases by the lesser of: 700,000 shares, 1% of the total number of shares of common stock outstanding on that date, or an amount as may be determined by the board of directors. However, under no event can the annual increase cause the total number of shares reserved under the ESPP to exceed 10% of the total number of shares of capital stock outstanding on December 31 of the prior year. On January 1, 2012, 2013 and 2014 the ESPP share reserve was increased by 700,000, 700,000 and 700,000 shares, respectively. As of December 31, 2014, 3,073,931 shares were available for issuance under the ESPP. For the years ended December 31, 2012, 2013 and 2014 the Company sold 422,260, 463,290 and 305,076 shares, respectively, of its common stock to employees participating in the ESPP. The ESPP purchase for the period ending December 31, 2014 was initiated prior to year end but did not settle until January 5, 2015. As a result, the shares sold are reflected in the ESPP share reserves but is excluded from common stock outstanding as of December 31, 2014.

The Company’s board of directors determines eligibility, vesting schedules and exercise prices for stock awards granted under the 2013 Plan. Options and other stock awards under the 2013 Plan expire not more than ten years from the date of the grant and are exercisable upon vesting. Stock options generally vest over four years. Current stock option grants vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter. Restricted stock units generally vest at a rate of 25% per year over four years with consideration satisfied by service to the Company. Performance-based awards vest upon achieving pre-determined performance milestones, which are expected to occur over periods ranging from 11 months to 96 months from the date of grant. Only one milestone had not yet been achieved as of December 31, 2014, but is considered probable at such date. The 2013 Plan provides for full acceleration of vesting if an employee is terminated within three months of a change in control, as defined in the 2013 Plan. Subsequent to December 31, 2014, the company achieved the last performance-based milestone on February 3, 2015.

In accordance with ASC 718, share-based payment transactions are recognized as compensation cost based on the fair value of the instrument on the date of grant. The Company accounts for non-employee stock-based compensation expense based on the estimated fair value of the options, which is determined using the Black-Scholes option valuation model and amortizes such expense on a straight-line basis over the service period for time-based awards and over the expected dates of achievement for performance-based awards. These awards are subject to re-measurement until service is complete. As of December 31, 2014, there were options to purchase 552,516 shares of common stock outstanding to consultants.

During the years ended December 31, 2014, 2013 and 2012 the Company recorded stock-based compensation expense related to its stock award plans and the ESPP of $48.6 million, $45.2 million, and $13.3 million, respectively.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 30, 2014, the Company modified certain performance grants to allow 124 employees to withhold in excess of the minimum statutory requirements for specific performance-based restricted stock units at the employee’s discretion through December 31, 2014. The modification resulted in the reclassification of these performance grants from equity awards to liability awards, which require re-measurement at the end of each reporting period through settlement. For the year ended December 31, 2014, the reclassification and re-measurement of these performance-based restricted stock units through settlement resulted in an increase in stock-based compensation expense of $23.0 million.

Total stock-based compensation expense recognized in the accompanying statements of operations is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Employee-related	$48,622	$45,181	$13,224
Consultant-related	—	5	68

Total	$48,622	$45,186	$13,292

Total stock-based compensation expense recognized in the accompanying statements of operations is included in the following categories (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development	$22,357	$20,409	$6,167
General and administrative	26,265	24,777	7,125

Total	$48,622	$45,186	$13,292

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

Beginning in the third quarter of 2014, the Company began to assess both historical and implied volatility in order to determine its estimated volatility rate. Implied volatility is now considered due to the change in the Company’s business, which occurred with the approval for the sale of AFREEZA. The Company has selected risk-free interest rates based on U.S. Treasury securities with an equivalent expected term in effect on the date the options were granted. Additionally, the Company uses historical data and management judgment to estimate stock option exercise behavior and employee turnover rates to estimate the number of stock option awards that will eventually vest. The Company calculated the fair value of employee stock options granted during the years ended December 31, 2014, 2013 and 2012 using the following assumptions:

Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.64% — 2.11%	0.94% — 1.82%	0.32% —1.16%
Expected lives	5.77 — 6.09 years	2.64 — 5.77 years	1.4 — 6.1 years
Volatility	73.98% — 84.85%	75.83% — 86.26%	70% — 84%
Dividends	—	—	—

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding:

	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2014	24,237,940	4.35	$40,972
Granted	1,326,800	7.21
Exercised	(3,250,149)	3.37
Forfeit	(417,223)	4.54
Expired	(355,704)	12.48

Outstanding at December 31, 2014	21,541,664	4.53	$33,495

Vested and expected to vest at December 31, 2014	21,307,827	4.52	$33,253
Exercisable at December 31, 2014	18,439,472	4.42	$30,356

The weighted average grant date fair value of the stock options granted during the years ended December 31, 2014, 2013 and 2012 was $4.76, $3.26, and $0.99 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $14.9 million, $3.1 million, and $1,000, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at December 31 (for outstanding options), less the applicable exercise price.

Cash received from the exercise of options during the years ended December 31, 2014, 2013 and 2012 was approximately $11.0 million, $2.3 million, and $9,200, respectively. The weighted-average remaining contractual terms for options outstanding, vested and expected to vest, and exercisable at December 31, 2014 was 7.07 years, 7.06 years and 6.83 years, respectively.

A summary of restricted stock unit activity for the year ended December 31, 2014 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2014	9,115,821	$3.90
Granted	954,127	$7.14
Vested	(6,982,707)	$3.83
Forfeited	(476,521)	$4.30

Outstanding at December 31, 2014	2,610,720	$5.20

The total restricted stock units expected to vest as of December 31, 2014 was 2,386,061 with a weighted average grant date fair value of $5.23. The total intrinsic value of restricted stock units expected to vest as of December 31, 2014 was $12.5 million. Intrinsic value of restricted stock units expected to vest is measured using the closing share price at December 31, 2014.

Total intrinsic value of restricted stock units vested during the years ended December 31, 2014, 2013 and 2012 was $62.7 million, $13.9 million and $2.9 million, respectively. Intrinsic value of restricted stock units vested is measured using the closing share price on the day prior to the vest date. The total grant date fair value of restricted stock units vested during the years ended December 31, 2014, 2013 and 2012 was $36.4 million, $14.9 million and $3.0 million, respectively.

As of December 31, 2014, there was $9.0 million and $10.6 million of unrecognized compensation expense related to options and restricted stock units, respectively, which is expected to be recognized over the weighted

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average vesting period of 2.9 years. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period. As of December 31, 2014, all milestones are considered probable of achievement.

14. Commitments and contingencies

Operating Leases — The Company leases certain facilities and equipment under various operating leases, which expire at various dates through 2014 and beyond. Future payments are deemed insignificant.

Rent expense under all operating leases, including office space and equipment, for the years ended December 31, 2014, 2013, and 2012 was approximately $737,000, $645,000, and $675,000 respectively.

Leases — The Company’s capital leases were not material for the years ended December 31, 2014, 2013 and 2012.

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of December 31, 2014, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. In accordance with ASC 450 Contingencies, the Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceeding and claims as they are incurred.

Contingencies — In connection with the Facility Agreement, on July 1, 2013 the Company also entered into a Milestone Rights Purchase Agreement (the “Milestone Agreement”) with Deerfield Private Design Fund and Horizon Santé FLML SÁRL (collectively, the “Milestone Purchasers”), pursuant to which the Company sold the Milestone Purchasers certain rights (the “Milestone Rights”) to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an AFREZZA product in the United States and the achievement of specified net sales figures (see Note 17 – Facility Agreement).

15. Employee benefit plans

The Company administers a 401(k) Savings Retirement Plan (the “MannKind Retirement Plan”) for its employees. For the years ended December 31, 2014, 2013, and 2012, the Company contributed $623,000, $533,000, and $571,000 respectively, to the MannKind Retirement Plan.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Income taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. At December 31, 2014, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved. The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current
U.S. federal	$—	$—	$—
U.S. state	—	—	—
Non-U.S.	—	—	—

Total current	—	—	—

Deferred
U.S. federal	57,873	59,379	51,540
U.S. state	7,631	7,470	9,199
Non-U.S.	—	—	—
Valuation Allowance	(65,504)	(66,849)	(60,739)

Total deferred	—	—	—

Total	$—	$—	$—

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized. Components of the net deferred tax asset as of December 31, 2014 and 2013 are approximately as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$699,997	$653,896
Research and development credits	73,227	70,091
Capitalized research	28,516	30,421
Payments from collaboration	19,217	—
Milestone Rights	5,321	6,608
Accrued expenses	768	3,578
Non-qualified stock option expense	43,691	41,219
Capitalized patent costs	8,624	7,811
Other	131	837
Depreciation	3,010	2,539

Total net deferred tax assets	882,502	817,000
Valuation allowance	(882,502)	(817,000)

Net deferred tax assets	$—	$—

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities does not include certain deferred tax assets as of December 31, 2014 that arose directly from tax deductions related to equity compensation which are greater than the compensation recognized for financial reporting. Equity would be increased by $18.3 million if and when such deferred tax assets are ultimately realized. The Company use ASC 740 ordering when determining when excess tax benefits have been realized.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
Federal tax benefit rate	35.0%	35.0%	35.0%
State tax benefit, net of federal benefit	—	—	—
Permanent items	0.9	—	—
Intercompany transfer of intellectual property	(4.1)	(4.3)	(4.0)
Valuation allowance	(31.8)	(30.7)	(31.0)

Effective income tax rate	0.0%	0.0%	0.0%

As required by ASC 740 Income Taxes (“ASC 740”), formerly FASB Statement No. 109 Accounting for Income Taxes, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of its deferred tax assets. Accordingly, the net deferred tax assets have been fully reserved. Management reevaluates the positive and negative evidence on an annual basis. During the years ended December 31, 2014, 2013 and 2012, the change in the valuation allowance was $65.5 million, $66.8 million and $60.7 million, respectively, for income taxes.

At December 31, 2014, the Company had federal and state net operating loss carryforwards of approximately $1.8 billion and $1.4 billion available, respectively, to reduce future taxable income and which will expire at various dates beginning in 2018 and 2015, respectively. As a result of the Company’s initial public offering, an ownership change within the meaning of Internal Revenue Code Section 382 occurred in August 2004. As a result, federal net operating loss and credit carry forwards of approximately $216.0 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year can be utilized in future years in addition to the Section 382 limitation for those years. The federal net operating losses generated subsequent to the Company’s initial public offering in August 2004 are currently not subject to any such limitation as there have been no ownership changes since August 2004 within the meaning of Internal Revenue Code Section 382. At December 31, 2014, the Company had research and development credits of $48.0 million and $39.0 million for federal and state purposes, respectively. The federal credits begin to expire in 2024, and the state credits may be carried forward indefinitely.

The Company has evaluated the impact of ASC 740, previously FIN 48 Accounting for Uncertainty in Income Taxes, on its financial statements, which was effective beginning January 1, 2007. The evaluation of a tax position in accordance with this guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore,

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

no liabilities for uncertain income tax positions have been recorded. Tax years since 2002 remain subject to examination by the major tax jurisdictions in which the Company is subject to tax.

17. Facility Agreement

Under the Facility Agreement, which was initially entered into in 2013 between the Company and Deerfield, the Company borrowed a total of $180.0 million through the issuance of multiple tranches of notes during 2013 and 2014. In addition to the $6.5 million of principal that was converted during 2013, Deerfield elected to convert an additional $93.5 million of principal into shares of the Company’s common stock during 2014 which was recorded net of discount and debt issuance costs of $6.8 million.

The Facility Agreement principal repayment schedule is comprised of payments beginning on the third anniversary of each issued tranche commencing on July 1, 2016 and ending December 9, 2019, for a total amount of $80.0 million. There are no principal payments to be made for the year ended December 31, 2015. Future principal payments for the years ended December 31, 2016, 2017, 2018, and 2019 are $5.0 million, $20.0 million, $20.0 million, and $35.0 million, respectively.

As of December 31, 2014, the total principal amount outstanding related to the 2019 notes is $60.0 million with a fixed interest rate of 9.75% and $20.0 million debt related to the Tranche B notes at a fixed interest rate of 8.75%.

In conjunction with the Facility Agreement, we entered into a Milestone Rights Agreement with Deerfield which requires us to make contingent payments to Deerfield, totaling up to $90.0 million, upon the Company achieving specified commercialization milestones. We calculated a fair value of $16.3 million related to the Milestone Payments and recorded it as a Milestone Rights liability which will be reduced as the various Milestones are met. During 2014, the Milestone Rights liability was reduced by $3.1 million upon the Company achieving the first milestone and as of December 31, 2014, the remaining $13.1 million has been allocated between a $4.2 million current Milestone Rights liability in other current liabilities and an $8.9 million long-term Milestone Rights liability in other liabilities.

In addition, as of December 31, 2013, we had a commitment asset balance of $5.2 million. During 2014, the commitment asset fair value increased by $2.9 million due to Deerfield’s commitment to lend additional funds under the Tranche B notes and decreased by $6.3 million due to the issuance of Tranche 4 notes and Tranche B notes. The remaining $1.8 million commitment asset balance was written-off by the Company, upon expiration of access to further borrowings.

Accretion of debt issuance cost and debt discount in connection with the Deerfield financing during the year ended December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Accretion expense- debt issuance cost	$326	$42
Accretion expense- debt discount	$7,550	$1,113

On July 1, 2013, the Company entered into the Facility Agreement providing for the sale of up to $160.0 million of 2019 notes to Deerfield in four equal tranches of $40.0 million principal amount. The 2019 notes accrue interest at a rate of 9.75% per annum until maturity in 2019 or their earlier repayment, repurchase, or conversion. As of December 31, 2014, Deerfield had purchased the four tranches of 2019 notes in the aggregate principal amount of $160.0 million.

On February 28, 2014, the Company entered into the First Amendment, which modified the terms of the Facility Agreement to provide for the issuance of Tranche B notes to Deerfield. Pursuant to the terms of the First Amendment and the subsequent occurrence of certain events specified in the First Amendment, prior to

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Facility Agreement includes customary representations, warranties and covenants, including, a restriction on the incurrence of additional indebtedness, and a financial covenant which requires the Company’s cash and cash equivalents, which includes available borrowings on the principal stockholder note, on the last day of each fiscal quarter to not be less than $25.0 million. As discussed in Note 1 — Basis of Presentation, the Company will need to raise additional capital to support its current operating plans. Due to the uncertainties related to maintaining sufficient resources to comply with the aforementioned covenant, the 2019 notes have been classified as current liabilities in the accompanying balance sheet as of December 31, 2014. In the event of non-compliance, there can be no assurances that the holders of the 2019 notes will not exercise remedies available to them, which may include, among other things, the issuance of a notice of acceleration.

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

On August 11, 2014, the Company entered into a second amendment to the Facility Agreement to permit the incurrence of additional secured debt under the Sanofi Loan Facility. In the event of certain future defaults under the foregoing agreements for which we are not able to obtain waivers, the holders of the 2019 notes and Tranche B notes may accelerate all of our repayment obligations, and take control of our pledged assets, potentially requiring us to renegotiate the terms of our indebtedness on terms less favorable to us, or to immediately cease operations.

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

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Milestone Agreement includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to AFREZZA. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to AFREZZA in violation of the terms of the Milestone Agreement.

The Company analyzed the Milestone Rights under the provisions of ASC 815 Derivatives and Hedging, and determined that the instruments do not meet the definition of a freestanding derivative. Since the Company has not elected to apply the fair value option to the Milestone Rights, the Company has initially recorded the Milestone Rights at their estimated fair value and accounted for the Milestone Rights as a liability by applying the indexed debt guidance contained in paragraphs ASC 470-10-25-3 and 35-4.

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

As of December 31, 2014, the first milestone triggering event was achieved following the Company’s entry into the Sanofi License Agreement, which resulted in a $1.9 million incremental charge to interest expense due to the increase in carrying value of the liability to the required $5.0 million payment, which was paid to Deerfield pursuant to the terms of the Milestone Agreement.

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

The Company identified and evaluated a number of embedded features in the Milestone Rights to determine if they represented embedded derivatives requiring bifurcation and separate accounting pursuant to ASC 815. There were no features in the Milestone Rights that required bifurcation and separate accounting.

Commitment Asset

In connection with the issuance of the Tranche 1 notes and the Milestone Rights, the Company recorded a commitment asset (the “Commitment Asset”) on July 1, 2013. As a result of the First Amendment, the Company recorded an additional Tranche B notes commitment asset (the “Tranche B Commitment Asset”) with an estimated fair value equal to $2.9 million. The Commitment Asset is derecognized and recorded as a debt discount on the 2019 notes and Tranche B notes when issued and amortized using the effective interest rate method over the life of the respective notes. Prior to derecognition occurring, the Company monitors the

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commitment Asset on an ongoing basis to determine whether an impairment indicator is present that would result in a full or partial write down of the Commitment Asset as a result of events that may lead to the subsequent tranches of notes not being issued. On December 30, 2014, the Company elected not to draw on the $70.0 million of funding remaining under the Facility Agreement, as amended, from the sale of the Tranche B notes. Consequently, the remaining carrying value of the Tranche B Commitment Asset of $1.8 million was written off and recorded as interest expense.

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

Security Agreement

In connection with the Facility Agreement, the Company and its subsidiary, MannKind LLC, entered into a Guaranty and Security Agreement (the “Security Agreement”) with Deerfield and HS (collectively, the “Purchasers”), pursuant to which the Company and MannKind LLC each granted the Purchasers a security interest in substantially all of their respective assets, including respective intellectual property, accounts, receivables, equipment, general intangibles, inventory and investment property, and all of the proceeds and products of the foregoing. The Security Agreement includes customary covenants by the Company and MannKind LLC, remedies of the Purchasers and representations and warranties by the Company and MannKind LLC. The security interests granted by us and MannKind LLC will terminate upon repayment of the 2019 notes and tranche B notes, if applicable, in full. Our obligations under the Facility Agreement and the Milestone Agreement are also secured by certain mortgages on the Company’s facilities in Danbury, Connecticut and Valencia, California.

Embedded Derivatives

The Company identified and evaluated a number of embedded features in the notes issued under the Facility Agreement to determine if they represented embedded derivatives that are required to be separated from the notes and accounted for as freestanding instruments pursuant to ASC 815. In 2013, we analyzed the Tranche 1 notes, Tranche 2 notes, and Tranche 3 notes and identified embedded derivatives in each respective Tranche of notes which required separate accounting under ASC 815; however all of the embedded derivatives were determined to have a de minimis value. In addition, we issued the Tranche B and Tranche 4 notes during 2014 and performed a similar analysis on each respective Tranche of notes. Based on our analysis, we determined that the Tranche B notes contained embedded derivatives that required to be separated from the Tranche 4 notes; however such embedded derivatives were determined to have a de minimis value.

At December 31, 2014, all of the embedded derivatives identified in the Tranche 1 notes, Tranche B notes, and Tranche 4 notes were deemed to have a de minimis value.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Conversion Option

During 2014, Deerfield elected to convert a total of $93.5 million of principal, which consisted of $20.0 million, $33.5 million, and $40.0 million of Tranche 1 notes, Tranche 2 notes, and Tranche 3 notes, respectively, into an aggregate 17,323,080 shares of common stock. In conjunction with the conversion by Deerfield, we recorded an aggregate expense of $6.4 million for the difference between the principal amount of the notes converted and their carrying amount (which included unamortized discount and debt issuance costs) which consisted of $1.2 million, $3.0 million, and $2.2 million related to the Tranche 1 notes, Tranche 2 notes, and Tranche 3 notes, respectively. Further, upon Deerfield converting $40.0 million of Tranche 3 notes and $20.0 million of Tranche 1 notes, Deerfield has reached the conversion limits (i.e., “Applicable Limits”) with respect to the Facility Agreement and therefore, no additional amount of the 2019 notes is convertible.

18. Selected quarterly financial data (unaudited)

Summarized quarterly financial data for the years ended December 31, 2014 and 2013 are set forth in the following tables:

	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2014
Net loss	$(52,056)	$(73,365)	$(36,520)	$(36,439)

Net loss per share — basic and diluted	$(0.14)	$(0.19)	$(0.09)	$(0.09)

Weighted average common shares used to compute basic and diluted net loss per share	368,784	380,770	394,163	396,793

	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2013
Net loss	$(40,965)	$(46,124)	$(50,818)	$(53,582)

Net loss per share — basic and diluted	$(0.15)	$(0.16)	$(0.17)	$(0.16)

Weighted average common shares used to compute basic and diluted net loss per share	280,058	284,044	296,386	337,284