Form 10-Q
period 2015-03-31
MANNKIND CORP
filed 2015-05-11
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 4, 2015, there were 409,576,765 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2015

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$120,844	$120,841
Receivables from collaboration	4,282	50,436
Inventory	16,789	9,670
Prepaid expenses and other current assets	16,375	20,206

Total current assets	158,290	201,153
Property and equipment — net	193,454	192,127
Deferred products costs from collaboration	6,251	—
Other assets	2,027	1,159

Total	$360,022	$394,439

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,302	$7,394
Accrued expenses and other current liabilities	12,381	26,206
Facility financing obligation	73,368	72,995
Senior convertible notes	99,593	99,355
Deferred product sales from collaboration	7,050	—
Deferred payments from collaboration	185,059	197,403

Total current liabilities	380,753	403,353
Note payable to principal stockholder	49,521	49,521
Other liabilities	26,779	15,335

Total liabilities	457,053	468,209

Commitments and contingencies
Stockholders’ equity (deficit):
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value — 550,000,000 shares authorized at March 31, 2015 and December 31, 2014; 409,116,346 and 406,059,089 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	4,090	4,061
Additional paid-in capital	2,424,347	2,416,967
Accumulated other comprehensive loss	(21)	(14)
Accumulated deficit	(2,525,447)	(2,494,784)

Total stockholders’ (deficit)	(97,031)	(73,770)

Total	$360,022	$394,439

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2015	2014
Revenue	$—	$—

Operating expenses:
Research and development	9,377	26,182
General and administrative	10,479	15,229
Product manufacturing	1,882	—

Total operating expenses	21,738	41,411

Loss from operations	(21,738)	(41,411)
Other income (expense)	1,413	(5,890)
Interest expense on note payable to principal stockholder	(714)	(714)
Interest expense on notes	(9,622)	(4,042)
Interest income	3	1

Loss before benefit for income taxes	(30,658)	(52,056)
Income tax benefit	—	—

Net loss	$(30,658)	$(52,056)

Net loss per share — basic and diluted	$(0.08)	$(0.14)

Shares used to compute basic and diluted net loss per share	398,916	368,784

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2015	2014
Net loss	$(30,658)	$(52,056)
Other comprehensive loss:
Cumulative translation (loss) gain	(7)	—
Unrealized gain (loss) on investments:
Unrealized holding gain (loss) during the period	—	—
Less: reclassification adjustment for gains (losses) included in net loss	—	—

Net unrealized (loss) gain on investments	—	—

Other comprehensive loss	(7)	—

Comprehensive loss	$(30,665)	$(52,056)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,658)	$(52,056)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation and accretion	2,988	9,394
Stock-based compensation expense	2,003	10,937
Other, net	(7)	—
Changes in assets and liabilities:
Inventory	(7,119)	—
Receivables from Collaboration	46,154	—
Prepaid expenses and other current assets	3,831	1,845
Deferred product costs from collaboration	(6,251)	—
Other assets	(872)	(82)
Accounts payable	(4,182)	(1,038)
Accrued expenses and other current liabilities	(10,660)	(6,704)
Deferred product sales from collaboration	7,050	—
Other liabilities	743	714

Net cash provided by (used in) operating activities	3,020	(36,990)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,203)	(1,409)

Net cash used in investing activities	(4,203)	(1,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	6,168	3,401
Milestone payment	(4,220)	—
Payment of employment taxes related to vested restricted stock units	(762)	(33)

Net cash provided by financing activities	1,186	3,368

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$3	$(35,031)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	120,841	70,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$120,844	$35,759

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash, net of amounts capitalized	4,749	4,678
Issuance of common stock for notes receivable	—	86,000
Non-cash construction in progress and property and equipment	1,094	1,700
Tranche B Commitment Asset	—	2,921

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of business and basis of presentation

The accompanying unaudited condensed consolidated financial statements of MannKind Corporation and its subsidiaries (“MannKind,” the “Company,” “we” or “us”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 2, 2015 (the “Annual Report”).

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2015 may not be indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these accompanying financial statements involve assessing long-lived assets and deferred product costs for impairment, accrued expenses, valuation of stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.

Business — MannKind is a biopharmaceutical company focused on the discovery and development of therapeutic products for diseases such as diabetes. Our only approved product, AFREZZA (insulin human [rDNA origin]) inhalation powder, is a rapid-acting inhaled insulin that was approved by the U.S. Food and Drug Administration (the “FDA”) on June 27, 2014 to improve glycemic control in adult patients with diabetes. In August 2014, we entered into a license and collaboration agreement (the “Sanofi License Agreement”) with Sanofi-Aventis Deutschland GmbH (which subsequently assigned its rights and obligations under the agreement to Sanofi-Aventis U.S. LLC (“Sanofi”)), pursuant to which Sanofi conducts all sales and marketing activities related to AFREZZA (see Note 7 – Collaboration arrangement). AFREZZA became available by prescription in United States retail pharmacies in February 2015.

Basis of Presentation — The Company’s primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital. It is costly to develop therapeutic products and conduct associated clinical studies. As of March 31, 2015, the Company had an accumulated deficit of $2.5 billion and a stockholders’ deficit of $97.0 million. Historically the Company has reported negative cash flow from operations other than for the nine months ended September 30, 2014 and for the three months ended March 31, 2015, as a result of receipt of the upfront payment and milestone payments under the Sanofi License Agreement.

At March 31, 2015, the Company’s capital resources consisted of cash and cash equivalents of $120.8 million. The Company expects to continue to incur significant expenditures to support commercial manufacturing of AFREZZA and the development of other product candidates. In addition, the Company had $232.5 million principal amount of outstanding debt as of March 31, 2015, including $100.0 million principal amount of outstanding 5.75% Senior Convertible Notes due 2015 (the “2015 notes”), which have a maturity date of August 15, 2015. See Note 5 – Related-party arrangements, Note 6 – Senior convertible notes, Note 7 – Collaboration arrangement—Sanofi Loan Facility, and Note 14 – Facility Agreement. In addition, the Company’s facility agreement (the “Facility Agreement”) with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) (see Note 14 – Facility Agreement) contains a financial covenant that requires the Company’s cash and cash equivalents, which include available borrowings under the Company’s loan arrangement (the “Loan Arrangement”) with The Mann Group LLC (“The Mann Group”), on the last day of each fiscal quarter to not be less than $25.0 million. Should the holders of the notes not elect to convert such notes into the Company’s common stock prior to their due date, the Company intends to refinance the 2015 notes or raise additional funds to settle the 2015 notes. The Company cannot be certain that it will achieve its projected cashflows or be able to refinance the 2015 notes, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On August 11, 2014, the Company executed a license and collaboration agreement (the “Sanofi License Agreement”) and a supply agreement (the “Sanofi Supply Agreement”) with Sanofi-Aventis Deutschland GmbH (which subsequently assigned its rights and obligations under the agreement to Sanofi-Aventis U.S. LLC (“Sanofi”)), pursuant to which Sanofi is responsible for global commercial, regulatory and development activities for AFREZZA. The Sanofi License Agreement became effective on September 23, 2014. The Company manufactures AFREZZA at its manufacturing facility in Danbury, Connecticut to supply Sanofi’s demand for the product. In addition, the Company and Sanofi are planning to collaborate to expand manufacturing capacity to meet global demand as necessary.

Under the Sanofi License Agreement, Sanofi paid us an up-front cash payment of $150.0 million in the third quarter of 2014, and $50.0 million in milestone payments in the first quarter of 2015. The foregoing milestone payments were earned as of December 31, 2014. We are also eligible to receive up to $725.0 million in additional milestone payments under the Sanofi License Agreement if certain development, regulatory and sales milestones are achieved Worldwide profits and losses, which are determined based on the difference between the net sales of AFREZZA and the costs and expenses incurred by us and Sanofi that are specifically attributable or related to the development, regulatory filings, manufacturing, or commercialization of AFREZZA, will be shared 65% by Sanofi and 35% by us. In connection with the Sanofi License Agreement, an affiliate of Sanofi provided us with a secured loan facility (the “Sanofi Loan Facility”) of up to $175.0 million to fund our share of net losses under the Sanofi License Agreement.

Additional funding sources that are, or in certain circumstances may be available to the Company, include approximately $30.1 million principal amount of available borrowings under its Loan Arrangement (see Note 5 – Related-party arrangements), potential proceeds from the exercise of warrants issued in its February 2012 public offering of approximately $14.9 million, and the Company’s at-the-market issuance sales agreements which allow the Company to sell up to $50.0 million in common stock provided no sales may be made except pursuant to an effective registration statement. The registration statement under which the shares that may be sold pursuant to the at-the-market issuance sales agreements are registered will expire in August 2015. The Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company may need to raise additional capital, whether through a sale of equity or debt securities, a strategic business collaboration with a pharmaceutical company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to continue the development and commercialization of AFREZZA and other product candidates and to support its other ongoing activities. However, the Company cannot provide assurances that such additional capital will be available on acceptable terms or at all.

Fair Value of Financial Instruments — The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value due to their relatively short maturities. The fair value of the cash equivalents, note payable to related party, senior convertible notes, and the Facility Agreement are discussed in Note 9 – Fair Value of Financial Instruments.

Deferred product costs from collaboration — Deferred product costs represent the costs of product manufactured and shipped to Sanofi, not to exceed the amount of deferred product sales related to the collaboration, for which recognition of revenue has been deferred. Given that the costs of inventory delivered to a customer, but for which revenue may not yet be recognized, meet both the definition and characteristics of an “Asset” and the Company believes that it is probable that the amount of future revenue will exceed the amount of deferred costs (i.e., the asset would be realizable through the recognition of probable future income), the Company has elected to account for the deferred costs related to the product sold to Sanofi as an asset and carry forward to future periods until the related revenue is recognized.

Recently Issued Accounting Standards — From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date.

In May 2014, a new standard was issued related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. The standard is effective beginning the first quarter of the Company’s 2018 fiscal year (with early adoption not permitted) and may be adopted either by restating all years presented in the Company’s financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of fiscal 2018 The Company is assessing the potential impact of the new standard on its consolidated statements of financial position and results of operations and comprehensive income (loss) and has not yet selected a transition method.

In August 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. The Company is evaluating the impact the adoption of ASU 2014-15 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015 03, “Simplifying the Presentation of Debt Issuance Costs.” The guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of a debt discount. The guidance is effective for annual reporting periods beginning after December 15, 2015 and interim periods thereafter. Early adoption is permitted. The Company does not believe the adoption of the new standard will have a material impact on its consolidated financial statements and disclosures.

2. Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Raw materials	$10,075	$4,856
Work-in-process	5,550	4,719
Finished goods	1,164	95

Total inventories	$16,789	$9,670

3. Property and equipment

Property and equipment — net consist of the following (dollar amounts in thousands):

	Estimated Useful Life (Years)	March 31, 2015	December 31, 2014
Land	—	$5,273	$5,273
Buildings	39-40	54,948	54,948
Building improvements	5-40	114,131	114,131
Machinery and equipment	3-15	82,120	80,919
Furniture, fixtures and office equipment	5-10	5,015	5,015
Computer equipment and software	3	10,499	10,465
Leasehold improvements	4	17	17
Construction in progress		41,997	39,580

		314,000	310,348
Less accumulated depreciation and amortization		(120,546)	(118,221)

Property and equipment — net		$193,454	$192,127

Leasehold improvements are amortized over four years which is the shorter of the term of the lease or the service lives of the improvements.

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2015 and 2014 was $2.3 million and $2.5 million, respectively.

4. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	March 31, 2015	December 31, 2014
Salary and related expenses	$7,386	$14,928
Accrued interest	1,022	2,396
Construction in progress	579	1,343
Other	3,394	7,539

Accrued expenses and other current liabilities	$12,381	$26,206

5. Related-party arrangements

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

As of March 31, 2015, the total principal amount outstanding under the Loan Arrangement was $49.5 million, and the amount available for future borrowings was $30.1 million. Interest, at a fixed rate of 5.84%, is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as the Company and The Mann Group mutually agree. All or any portion of accrued and unpaid interest that becomes due and payable may be paid-in-kind and capitalized as additional borrowings at any time and would be classified as non-current upon mutual agreement of both parties. As of March 31, 2015, the Company had accrued $4.2 million of interest in other liabilities related to the Loan Arrangement. The Mann Group can require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months (less approximately $105.0 million aggregate principal amount that has been cancelled in connection with two common stock purchase agreements). If The Mann Group exercises this right, the Company will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances. However, pursuant to a letter agreement entered into in August 2010, The Mann Group has agreed to not require the Company to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require the Company to use its working capital resources. The Mann Group entered into a subordination agreement with Deerfield pursuant to which The Mann Group agreed with Deerfield not to demand or accept any payment under the Loan Arrangement until the Company’s payment obligations to Deerfield under the Facility Agreement have been satisfied in full. Subject to the foregoing, in the event of a default under the Loan Arrangement, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the Loan Arrangement are unsecured. The Loan Arrangement contains no financial covenants.

During the three months ended March 31, 2015, there were no additional borrowings under or amendments to the Loan Arrangement.

6. Senior convertible notes

Senior convertible notes consist of the following (in thousands):

	March 31, 2015	December 31, 2014
2015 notes
Principal amount	$100,000	$100,000
Unaccreted debt issuance expense	(407)	(645)

Net carrying amount	$99,593	$99,355

On August 18, 2010, the Company completed a Rule 144A offering of $100.0 million aggregate principal amount of 2015 notes. The 2015 notes are governed by the terms of an indenture dated as of August 24, 2010 (the “2015 Note Indenture”). The 2015 notes bear interest at the rate of 5.75% per year on the principal amount, payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011. In connection with the 2015 notes, the Company had accrued interest of $1.0 million and $2.4 million as of March 31, 2015 and December 31, 2014, respectively. The 2015 notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the 2015 notes is August 15, 2015 and payment is due in full on that date for unconverted securities. Holders of the 2015 notes may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 147.0859 shares per $1,000 principal amount, which is equal to a conversion price of approximately $6.80 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the 2015 notes converted in connection with a fundamental change by increasing the conversion rate on such 2015 notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of 2015 notes will have the option to require the Company to repurchase all or any portion of such holder’s 2015 notes at a repurchase price of 100% of the principal amount of the 2015 notes to be repurchased plus accrued and unpaid interest, if any. The Company may elect to redeem some or all of the 2015 notes if the closing stock price has equaled 150% of the conversion price for at least 20 of the 30 consecutive trading days ending on the trading day before the Company’s redemption notice. The redemption price will equal 100% of the principal amount of the 2015 notes to be redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date, plus a make-whole payment equal to the sum of the present values of the remaining scheduled interest payments through and including August 15, 2015 (other than interest accrued up to, but excluding, the redemption date). The Company will be obligated to make the make-whole payment on all of the 2015 notes called for redemption and converted during the period from the date the Company mailed the notice of redemption to and including the redemption date. The Company may elect to make the make-whole payment in cash or shares of its common stock, subject to certain limitations. Under the terms of the 2015 Note Indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the contract, including the make-whole shares, is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the contract period under existing commitments. Applying the Company’s sequencing policy, the Company performed an analysis at the time of the offering of the 2015 notes and each reporting date since and has concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was sufficient to deliver the number of shares that could be required to be delivered during the contract period under existing commitments.

The Company incurred approximately $4.2 million in issuance costs which are recorded as an offset to the 2015 notes in the accompanying condensed consolidated balance sheets. These costs are being accreted to interest expense using the effective interest method over the term of the 2015 notes.

The 2015 notes provide that upon an acceleration of certain indebtedness, including the 9.75% Senior Convertible Notes due 2019 (the “2019 notes”) and the 8.75% Senior Convertible Notes due 2019 (the “Tranche B notes”) issued to Deerfield pursuant to the Facility Agreement (see Note 14 – Facility Agreement), the holders may elect to accelerate the Company’s repayment obligations under the notes if such acceleration is not cured, waived, rescinded or annulled. There can be no assurance that the holders would not choose to exercise these rights in the event such events were to occur.

Accretion of debt issuance expense in connection with the 2015 notes during the three months ended March 31, 2015 and 2014 was $238,000 and $223,000, respectively.

7. Collaboration arrangement

Sanofi License Agreement and Sanofi Supply Agreement

On August 11, 2014, the Company and Sanofi entered into the Sanofi License Agreement, which became effective on September 23, 2014. Under the terms of the Sanofi License Agreement, the Company granted to Sanofi exclusive, worldwide licenses to certain of the Company’s patents, trademarks and know-how for the development and commercialization of AFREZZA. Under the terms of the Sanofi License Agreement, Sanofi has the exclusive right and responsibility to develop AFREZZA worldwide, subject to certain development activities that will be performed by the Company. Sanofi will also be obligated to use commercially reasonable efforts to file for, obtain and maintain marketing approvals for AFREZZA in certain major markets and countries. In addition, Sanofi will have exclusive, worldwide rights to commercialize AFREZZA and will be obligated to use commercially reasonable efforts to market, promote and commercialize AFREZZA in all countries in the world where regulatory approval for AFREZZA has been received. Under the Sanofi License Agreement, Sanofi paid the Company an up-front cash payment of $150.0 million in the third quarter of 2014 and a subsequent payment of $50.0 million in the first quarter of 2015 for the achievement of two manufacturing milestones as of December 31, 2014. If certain development, regulatory and sales milestones are achieved, the Company will also be eligible to receive up to $725.0 million in additional milestone payments, of which $25.0 million relates to a development milestone event, $50.0 million relates to the filing and completion of regulatory approvals and $650.0 million relates to the achievement of certain product sales milestones. In addition, worldwide profits and losses, which are determined based on the difference between the net sales of AFREZZA and the costs and expenses incurred by the Company and Sanofi that are specifically attributable or related to the development, improvement, regulatory filings, manufacturing, and commercialization of AFREZZA will be shared 65% by Sanofi and 35% by the Company. In accordance with the terms of the Sanofi License Agreement, profit and loss sharing commenced in the fourth quarter of 2014.

Pursuant to the terms of the Sanofi Supply Agreement, the Company will be the exclusive manufacturer and supplier of AFREZZA until the specified conditions are met, upon which a portion of the manufacturing activities may be assumed by Sanofi.

The Company analyzed the agreements entered into with Sanofi under the provisions of ASC 605, Revenue Recognition, to determine whether the consideration, or a portion thereof, could be recognized as revenue. ASC 605 provides that revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. In addition, revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price of each deliverable and the appropriate revenue recognition principles are applied to each unit.

The assessment of multiple element arrangements requires judgment in order to determine the appropriate units of accounting and the points in time that, or periods over which, revenue should be recognized. Under the terms of the Sanofi License Agreement, Sanofi Supply Agreement and the Sanofi Loan Facility the Company determined that the arrangement contained significant deliverables including (i) licenses to develop and commercialize AFREZZA and to use the Company’s trademarks, (ii) development activities, and (iii) manufacture and supply services for AFREZZA. Due to the proprietary nature of the manufacturing services being provided by the Company, the Company determined that all of the significant deliverables should be combined into a single unit of accounting. The Company believes that the manufacturing services are proprietary due to the fact that since the late 1990’s, the Company has developed proprietary knowledge and patented equipment and tools that are used in the manufacturing process of AFREZZA. Due to the complexities of particle formulation and the specialized knowledge and equipment needed to handle the AFREZZA powder, neither Sanofi nor any third-party contract manufacturing organization currently possesses the capability of manufacturing AFREZZA.

In order for revenue to be recognized, the seller’s price to the buyer must be fixed and determinable. Given that as of March 31, 2015, the Company did not have the ability to estimate the amount of costs that would potentially be incurred under the loss share provision related to the Sanofi License Agreement and the Sanofi Supply Agreement, the Company believes this requirement for revenue recognition has not been met.

As such, the Company did not recognize any revenue pursuant to the Sanofi License Agreement or the Sanofi Supply Agreement for the three months ended March 31, 2015. The Company has recorded the $150.0 million up-front payment and $50.0 million from milestone payments as deferred payments from collaboration. In addition, as of March 31, 2015 the Company has recorded $7.1 million in AFREZZA product shipments to Sanofi recorded as deferred product sales from collaboration and recorded $6.3 million as deferred product costs from collaboration. Deferred product costs represent the costs of product manufactured and shipped to Sanofi, not to exceed the amount of deferred product sales, for which recognition of revenue has been deferred. During the quarter ended March 31, 2015, the Company’s portion of the loss sharing was $12.4 million, which resulted in the reclassification from current deferred payments from collaboration to other long-term liabilities.

Sanofi Loan Facility

On September 23, 2014, the Company entered into the Sanofi Loan Facility, consisting of a senior secured revolving promissory note (the “Note”) and a guaranty and security agreement (the “Security Agreement”) with an affiliate of Sanofi which provides the Company with a secured loan facility of up to $175.0 million to fund the Company’s share of net losses under the Sanofi License Agreement. In the event of certain future defaults under the Sanofi Loan facility agreement for which the Company is not able to obtain waivers, the lender under the Sanofi Loan Facility may accelerate all of the Company’s repayment obligations, and take control of the Company’s pledged assets, potentially requiring the Company to renegotiate the terms of its indebtedness on terms less favorable to the Company, or to immediately cease operations.

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

In order to fund the Company’s portion of the loss sharing during the three months ended March 31, 2015, subsequent to March 31, 2015, the Company borrowed $12.4 million under the Sanofi Loan Facility to finance the portion of the Company’s loss. As of May 11, 2015, the total amount owed to Sanofi under the Sanofi Loan Facility was $15.5 million, which includes $0.1 million in paid-in-kind interest.

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

8. Fair Value of Financial Instruments

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

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash. As of March 31, 2015 and December 31, 2014, the Company held $120.8 million and $120.8 million, respectively, of cash and cash equivalents, consisting primarily of money market funds of $120.5 million and $118.5 million, respectively, and the remaining in non-interest bearing checking accounts. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

Related-Party Arrangement

The fair value of the note payable to our principal stockholder cannot be reasonably estimated as the Company would not be able to obtain a similar credit arrangement in the current economic environment.

Senior convertible notes

The following is a summary of the carrying values and estimated fair values of the 2015 notes and the facility financing obligation (i.e., the 2019 notes and Tranche B notes) (in millions):

	March 31, 2015		December 31, 2014
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
2015 notes	$99.6	$102.1	$99.4	$102.9
Facility financing obligation	$73.4	$76.1	$73.0	$75.1

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

Facility Agreement

As discussed in Note 14 — Facility Agreement, in connection with the Facility Agreement, the Company issued 2019 notes and certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones (the “Milestone Rights”). As there is no current observable market for the 2019 notes or Tranche B notes, the Company determined the estimated fair value using a bond valuation model based on a discounted cash flow methodology. The bond valuation model combined expected cash flows associated with principal repayment and interest based on the contractual terms of the debt agreement discounted to present value using a selected market discount rate. At March 31, 2015 the market discount rate was recalculated at 12.0% for the 2019 notes and 11.0% for the Tranche B notes (Level 3 in the fair value hierarchy).

The estimated fair value of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones discounted to present value using a selected market discount rate (Level 3 in the fair value hierarchy). The expected timing and probability of achieving the milestones, starting in 2014, was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate (15%) was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. As of March 31, 2015, the fair value of the Milestone Rights is estimated at $47.6 million.

There were no material re-measurements to fair value during the three months ended March 31, 2015 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers of assets or liabilities between the fair value measurement levels during the three months ended March 31, 2015.

Sanofi Loan Facility

As discussed in Note 7 — the Sanofi Loan Facility, consists of a senior secured revolving promissory note and a guaranty and security agreement with an affiliate of Sanofi which provides the Company with a secured loan facility of up to $175.0 million to fund the Company’s share of net losses under the Sanofi License Agreement. As of March 31, 2015, the Company borrowed $3.0 million under the Sanofi Loan Facility and the estimated fair value was determined to approximate the carrying value based on the consideration of the key elements of time value of money, namely the amount of time to settlement and the estimated discount rate appropriate for the liability. This analysis was performed using a discounted cash flow model in which time outstanding and discount rate were the primary variables.

9. Common and preferred stock

Included in the common stock outstanding as of March 31, 2015 and December 31, 2014 are 9,000,000 shares of common stock loaned to Bank of America, N.A. under a share lending agreement in connection with the offering of $100.0 million aggregate principal amount of 2015 notes (see Note 6 — Senior convertible notes). Bank of America is obligated to return the borrowed shares (or, in certain circumstances, the cash value thereof) to the Company on or about the 45th business day following the date as of which the entire principal amount of the 2015 notes ceases to be outstanding, subject to extension or acceleration in certain circumstances or early termination at Bank of America’s option. The Company did not receive any proceeds from the sale of the borrowed shares by Bank of America, but the Company did receive a nominal lending fee of $0.01 per share from Bank of America for the use of borrowed shares.

10. Accounting for stock-based compensation

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 was $2.0 million and $5.2 million, respectively. The Company issued stock awards to employees during the three months ended March 31, 2015 with a four-year vesting schedule. The grant date fair value of the 36,300 restricted stock units and 73,600 stock options issued was $262,086 and $382,720, respectively, with a grant date fair value per share of $7.22 and $5.20, respectively.

As of March 31, 2015, there was $9.0 million and $10.0 million of unrecognized compensation cost related to options and restricted stock units, respectively, which are expected to be recognized over the remaining weighted average vesting period of 2.6 years. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period. As of March 31, 2015, there were no unrecognized expenses related to performance options and restricted stock units, for milestones not considered probable of achievement.

11. Net loss per common share

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period excluding the shares loaned to Bank of America under a share lending arrangement (see Note 9 — Common and preferred stock). As of March 31, 2015, 9,000,000 shares of the Company’s common stock, which were loaned to Bank of America pursuant to the terms of a share lending agreement as described in Note 9, were issued and are outstanding, and the holder of the borrowed shares has all the rights of a holder of the Company’s common stock. However, because the share borrower must return all borrowed shares to the Company (or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying condensed consolidated statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 45,171,595 shares and 67,791,150 shares as of March 31, 2015 and 2014, respectively, and exclude the 9,000,000 shares loaned under the share lending arrangement.

12. Commitments and contingencies

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

Contingencies — In connection with the Facility Agreement, on July 1, 2013 the Company also entered into a Milestone Rights Purchase Agreement (the “Milestone Agreement”) with Deerfield Private Design Fund and Horizon Santé FLML SÁRL (collectively, the “Milestone Purchasers”), pursuant to which the Company sold the Milestone Purchasers the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an AFREZZA product in the United States and the achievement of specified net sales figures (see Note 14 – Facility Agreement).

Commitments — On July 31, 2014, the Company entered into the Insulin Supply Agreement, (the “Insulin Supply Agreement”), with Amphastar France Pharmaceuticals S.A.S. (“Amphastar”), pursuant to which the Company agreed to purchase certain annual minimum quantities of insulin for an aggregate total purchase price of approximately €120.1 million for calendar years 2015 through 2019.

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

14. Facility Agreement

As of March 31, 2015, there were $60.0 million principal amount of 2019 notes and $20.0 million principal amount of Tranche B notes outstanding. The 2019 notes accrue interest at annual rate of 9.75% and the Tranche B notes accrue interest at an annual rate of 8.75%. The Facility Agreement principal repayment schedule is comprised of annual payments beginning on July 1, 2016 and ending December 9, 2019. The repayment dates correspond to the dates on which the 2019 notes or Tranche B notes, as applicable, were issued.

In conjunction with the Facility Agreement, the Company entered into a Milestone Rights Agreement with Deerfield which requires the Company to make contingent payments to Deerfield, totaling up to $90.0 million, upon the Company achieving specified commercialization milestones.

The Milestone Rights were initially recorded as a short-term liability equal to $3.2 million included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet and a long-term liability equal to $13.1 million included in other liabilities. During the three months ended March 31, 2015, the second milestone triggering event was achieved following the Company’s product launch on February 3, 2015, which resulted in a $5.8 million incremental charge to interest expense due to the increase in carrying value of the liability to the required $10.0 million payment made in February of 2015. As of March 31, 2015, the Company determined that it was probable that the first commercial sales related milestone would be achieved within the next twelve months. As such, the company reclassified the corresponding $1.6 million long term liability to short term. As of March 31, 2015, the short-term portion of the liability had a balance of $1.6 million and the long-term portion of the liability had a balance of $7.3 million.

Accretion of debt issuance cost and debt discount in connection with the Facility financing agreement during the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three months ended March 31, 2015	Three months ended March 31, 2014
Accretion expense- debt issuance cost	$9	$282
Accretion expense- debt discount	$364	$6,367

The Facility Agreement contains a financial covenant that requires the Company’s cash and cash equivalents, which include available borrowings under the Loan Arrangement, on the last day of each fiscal quarter to not be less than $25.0 million. If the Company fails to satisfy this financial covenant, or another event of default occurs under the Facility Agreement, Deerfield may declare all or any portion of the 2019 notes and/or Tranche B notes to be immediately due and payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report that are not strictly historical in nature are “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A Risk Factors and elsewhere in this quarterly report on Form 10-Q. The preceding interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related notes for the year ended December 31, 2014 and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

OVERVIEW

We are a biopharmaceutical company focused on the discovery and development of therapeutic products for diseases such as diabetes. Our only approved product, AFREZZA, is a rapid-acting inhaled insulin that was approved by the FDA on June 27, 2014 to improve glycemic control in adult patients with diabetes. Pursuant to the Sanofi License Agreement, all sales and marketing activities related to AFREZZA are conducted by Sanofi. AFREZZA became available by prescription in United States retail pharmacies in February 2015. In April 2015, the FDA approved a 12 unit cartridge strength of AFREZZA (insulin human) in halation powder to improve glycemic control in adult patients with diabetes. We have initiated manufacturing the 12 unit cartridge strength of AFREZZA and expect it to be launched by Sanofi in the second half of 2015.

As of March 31, 2015, we had an accumulated deficit of $2.5 billion and a stockholders’ deficit of $97.0 million. To date, we have funded our operations through the sale of equity securities and convertible debt securities, borrowings under the Facility Agreement, borrowings under the Loan Arrangement, and receipt of upfront and milestone payments under the Sanofi License Agreement and borrowings under the Sanofi Loan Facility to fund our portion of the loss share. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding in the future, there could be substantial doubt about our ability to continue as a going concern.

Our business is subject to significant risks, including but not limited to our ability to support the commercialization of AFREZZA through our marketing partner, Sanofi, by manufacturing sufficient quantities of AFREZZA to meet Sanofi’s demands in a timely and cost-efficient manner, Sanofi’s ability to successfully market and sell AFREZZA, Sanofi’s ability to obtain regulatory approval for AFREZZA outside of the United States, and the risks inherent in our ongoing clinical trials and the regulatory approval process. Additional significant risks also include the results of our research and development efforts, competition from other products and technologies and uncertainties associated with obtaining and enforcing patent rights.

RESEARCH AND DEVELOPMENT EXPENSES

Historically our research and development expenses have consisted mainly of costs associated with research and development of our product candidates, including associated clinical trials, and manufacturing process development. This includes the salaries, benefits and stock-based compensation of research and development personnel, raw materials, such as insulin purchases, laboratory supplies and materials, facility costs, costs for consultants and related contract research, licensing fees, and depreciation of equipment. We track research and development costs by the type of cost incurred. We partially offset research and development expenses with the recognition of estimated amounts receivable from the State of Connecticut pursuant to a program under which we can exchange qualified research and development income tax credits for cash.

Our research and development staff conducts our internal research and development activities, which include research, product development, clinical development, manufacturing process development and related activities. This staff is located in our facilities in Valencia, California and Danbury, Connecticut. We expense research and development costs as we incur them.

GENERAL AND ADMINISTRATIVE EXPENSES

Our general and administrative expenses are driven by salaries, benefits and stock-based compensation for administrative, finance, business development, human resources, legal and information systems support personnel. In addition, general and administrative expenses include professional service fees and business insurance costs.

PRODUCT MANUFACTURING EXPENSES

Our product manufacturing expenses are the costs in connection with producing commercial and clinical supplies of AFREZZA. As of March 31, 2015, we recorded $6.3 million as deferred product costs associated with the deferred product sales from collaboration.

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Item 7 of the Annual Report. The Company has added deferred costs to its critical accounting policies during the three months ended March 31, 2015.

Deferred product costs from collaboration

We manufacture commercial supplies of AFREZZA product for Sanofi. Cost of product manufacturing includes costs in connection with producing commercial product for Sanofi. Deferred costs represent the costs of product manufactured and shipped to Sanofi, not to exceed the amount of deferred product sales related to the collaboration, for which recognition of revenue has been deferred. Given that the costs of inventory delivered to a customer, but for which revenue may not yet be recognized, meet both the definition and characteristics of an “asset” and management believes that it is probable that the amount of future revenue will exceed the amount of deferred costs (i.e., the asset would be realizable through the recognition of probable future income), we have elected to account for the deferred costs related to the product sold to Sanofi as an asset and carry forward to future periods until the related revenue is recognized.

Recently Issued Accounting Standards

In May 2014, a new standard was issued related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. The standard is effective beginning the first quarter of the Company’s 2018 fiscal year (with early adoption not permitted) and may be adopted either by restating all years presented in the Company’s financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of fiscal 2018 The Company is assessing the potential impact of the new standard on its consolidated statements of financial position and results of operations and comprehensive income (loss) and has not yet selected a transition method.

In August 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. The Company is evaluating the impact the adoption of ASU 2014-15 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015 03, “Simplifying the Presentation of Debt Issuance Costs.” The guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of a debt discount. The guidance is effective for annual reporting periods beginning after December 15, 2015 and interim periods thereafter. Early adoption is permitted. The Company does not believe the adoption of the new standard will have a material impact on its consolidated financial statements and disclosures.

RESULTS OF OPERATIONS

Three months ended March 31, 2015 and 2014

Revenue

We did not recognize any revenue for the three months ended March 31, 2015 or 2014. However, we had $7.1 million in AFREZZA product sales to Sanofi, which were recorded as deferred product sales from collaboration as the criteria for revenue recognition had not been met.

Research and Development Expenses

The following table provides a comparison of the research and development expense categories for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three months ended March 31,
	2015	2014	$ Change	% Change
Clinical	$3,826	$9,179	$(5,353)	(58%)
Manufacturing process development	3,405	10,748	(7,343)	(68%)
Research	1,403	1,490	(87)	(6%)
Research and development tax credit	(88)	(83)	(5)	6%
Stock-based compensation expense	831	4,848	(4,017)	(83%)

Research and development expenses	$9,377	$26,182	$(16,805)	(64%)

The decrease in research and development expenses of $16.8 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to a decrease of $7.3 million in manufacturing process development expenses as we shifted to commercial production of AFREZZA. Additionally, clinical expenses decreased $5.4 million upon the completion of the affinity trials and stock-based compensation expense decreased $4.0 million due to the achievement of performance-based grants in 2014.

We anticipate that our overall research and development expenses will decrease in 2015 compared to 2014 as we focus on commercial manufacturing efforts related to the Sanofi License Agreement.

General and Administrative Expenses

The following table provides a comparison of the general and administrative expense categories for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three months ended March 31,
	2015	2014	$ Change	% Change
Salaries and employee related expenses	$3,484	$4,068	$(584)	(14%)
Professional fees and other general expenses	5,823	5,073	750	15%
Stock-based compensation expense	1,172	6,088	(4,916)	(81%)

General and administrative expenses	$10,479	$15,229	$(4,750)	(31%)

The decrease in general and administrative expenses of $4.8 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to a $4.9 million decrease in stock-based compensation expense as a result of the achievement of performance-based grants in 2014. The $0.6 million decrease in salaries and employee related expenses for the three months ended March 31, 2015 was offset by a $0.8 million increase in consulting and legal fees related to strategic planning.

We expect general and administrative expenses for the full year to decrease in 2015 as compared to 2014 due to reduced professional fees and stock-based compensation expense.

Product Manufacturing

Product manufacturing was $1.8 million for the three months ended March 31, 2015 due to product manufacturing costs associated with Afrezza product sales, which are not capitalizable.

Other Income (Expense)

Other income was $1.4 million for the three months ended March 31, 2015 as compared to other expense of $5.9 million for the three months ended March 31, 2014. In 2015, other income reflects the relief of an accrual for potential expenses associated with the sale of intellectual property related to oncology in 2014, which was subsequently resolved without payment. Other expense of $5.9 million for the three months ended March 31, 2014 was primarily a $6.4 million non-cash charge recognized upon the conversion of 2019 notes into equity.

Interest Income and Expense

Interest expense increased by $5.6 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily due to an incremental interest expense of $5.8 million resulting from the achievement and re-measurement of the second milestone under the Milestone Agreement in the first quarter of 2015.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations through the sale of equity securities and convertible debt securities, borrowings under the Loan Arrangement with The Mann Group, borrowings under the Facility Agreement with Deerfield, and receipt of upfront and milestone payments under the Sanofi License Agreement.

As of March 31, 2015, we had $232.5 million principal amount of outstanding debt, consisting of:

•	$100.0 million principal amount of 2015 notes bearing interest at 5.75% per annum and maturing on August 15, 2015;

•	$60.0 million principal amount of 2019 notes bearing interest at 9.75% per annum, $5.0 million of which is due and payable in July 2016, $15.0 million of which is due and payable in July 2017, $15.0 million of which is due and payable in July 2018 and $25.0 million of which is due and payable in July and December 2019;

•	$20.0 million principal amount of Tranche B notes bearing interest at 8.75% per annum, $5.0 million of which is due and payable in each of May 2017, 2018 and 2019, the balance of which is due and payable in December 2019; and

•	$49.5 million principal amount of indebtedness under the Loan Arrangement bearing interest at 5.84% and maturing and due on January 5, 2020.

•	$3.0 million principal amount borrowed under the Sanofi Loan Facility to fund our share of net losses under the Sanofi License Agreement.

As of March 31, 2015, the amount available for future borrowings under the Loan Arrangement was $30.1 million. We anticipate using a portion of these available borrowings to capitalize accrued interest into principal, upon mutual agreement of the parties, as it becomes due and payable under the Loan Arrangement.

In addition, we may borrow up to an aggregate $175.0 million pursuant to the Sanofi Loan Facility to fund our share of net losses under the Sanofi License Agreement. As of March 31, 2015 we borrowed $3.0 million under the Sanofi Loan Facility. Subsequent to March 31, 2015, we borrowed an additional $12.4 million under the Sanofi Loan Facility to finance our share of the net losses for the first quarter of 2015, which was reclassified from current deferred payments from collaboration to other long term liabilities, for a total of $15.4 million classified as other long term liabilities. We will be required to make mandatory prepayments on any outstanding loans under the Sanofi Loan Facility from our share of any profits under the Sanofi License Agreement.

In connection with the execution of the Facility Agreement, on July 1, 2013 we issued Milestone Rights to the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an AFREZZA product and the achievement of specified net sales figures.

In the first quarter of 2015, the second milestone triggering event was achieved following our product launch on February 3, 2015. In connection with the milestone triggering event, we paid a $10.0 million payment to Deerfield pursuant to the terms of the Milestone Agreement in the first quarter of 2015.

In March 2014, we entered into an At-The-Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”) and an At-The-Market Issuance Sales Agreement with Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.) (“Brinson Patrick”). We refer to the foregoing agreements as the “ATM Agreements.” Under each ATM Agreement, we may issue or sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through MLV or Brinson Patrick, as our sales agents, provided in no event may we sell more than $50.0 million of common stock under both agreements in the aggregate, and provided no sales may be made except pursuant to an effective registration statement. The registration statement under which the shares that may be sold pursuant to the ATM Agreements are registered will expire in August 2015. We expect that all or substantially all sales of our common stock made under the ATM Agreements, if any, will be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended. We have not yet sold or issued any shares of our common stock under the ATM Agreements. There can be no assurance that we will be able to access capital through the ATM Agreements on a timely basis, or at all.

On August 11, 2014, we and Sanofi executed the Sanofi License Agreement, which subsequently became effective on September 23, 2014. Pursuant to the Sanofi License Agreement, we received a $150.0 million upfront payment and subsequent milestone payments of $50.0 million upon satisfaction of certain manufacturing milestones specified in the Sanofi License Agreement. We are eligible to earn up to $725.0 million in further development, regulatory and sales milestones, and are also eligible to receive a share of profits on sales of AFREZZA. Worldwide profits and losses will be shared 65% by Sanofi and 35% by us. Pursuant to a separate supply agreement, we will manufacture AFREZZA at our manufacturing facility in Danbury, Connecticut to supply Sanofi’s demand for AFREZZA.

Pursuant to the Insulin Supply Agreement with Amphastar, we have agreed to purchase annual minimum quantities of insulin under the Insulin Supply Agreement of an aggregate total of approximately €120.1 million in calendar years 2015 through 2019.

During the three months ended March 31, 2015, our operations provided $3.0 million of cash and we had a net loss of $30.7 million, which included $5.0 million of non-cash charges consisting of depreciation and accretion, and stock-based compensation. By comparison, during the three months ended March 31, 2014, we used $37.0 million of cash for our operations and had a net loss of $52.1 million, which included $20.3 million of non-cash charges consisting of depreciation and accretion and stock-based compensation. The operating cash flow increased by $40.0 million primarily due to the receipt of a $50.0 million milestone payment from Sanofi, earned as of December 31, 2014, offset by $5.8 million interest expense associated with the achievement and payment of the second milestone to Deerfield for product launch on February 3, 2015 and decreases in accrued expenses primarily due to the $4.9 million inventory payment to Amphastar and a $2.9 million interest payment related to the 2015 notes. During the three months ended March 31, 2014, operating cash flow decreased by $5.7 million primarily due to decreases in accrued expenses associated with the clinical trials and accrued interest associated with our loan arrangement with The Mann Group. The change was also due to incremental expenses associated with employee compensation. We generally expect our operating cash flow to be negative at least until we achieve profitability with AFREZZA.

We used $4.2 million of cash for investing activities during the three months ended March 31, 2015, compared to $1.4 million of cash used for the three months ended March 31, 2014. The increase was due to purchases of additional machinery and equipment for the commercialization of AFREZZA in 2015 compared to 2014.

Our financing activities provided $1.2 million of cash for the three months ended March 31, 2015, compared to $3.4 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, cash provided by financing activities was $6.2 million in warrant exercises and exercises of stock options offset by a $4.2 million outflow associated with the achievement and payment of the second milestone to Deerfield for product launch on February 3, 2015. For the three months ended March 31, 2014, cash provided by financing activities was from $1.9 million in warrant exercises and $1.5 million from the exercise of stock options.

As of March 31, 2015, we had $120.8 million in cash and cash equivalents. We expect to continue to incur significant expenditures to support commercial manufacturing of AFREZZA and the development of other product candidates. In addition, the 2015 notes in the aggregate principal amount of $100.0 million have a maturity date of August 15, 2015, and payment on the outstanding amount is due in full, if not converted into common shares, on that date. Based upon our current operating plan, assuming we will be able to convert or refinance the 2015 notes, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital requirements for at least the next 12 months. We may need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means. However, we cannot provide assurances that such additional capital, if needed, will be available through these or other means.

We intend to use our capital resources to support the commercialization of AFREZZA. We are expending a portion of our capital resources to scale up our manufacturing and development activity capabilities in our Danbury facilities and to develop our other product candidates. We also intend to use our capital resources for general corporate purposes.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Due to the fixed interest rates of our debt, we currently do not have an exposure to changes in our interest expense as a result of changes in interest rates. The interest rate on amounts borrowed under our Loan Arrangement with The Mann Group for the three months ended March 31, 2015 was a fixed rate equal to 5.84%. As of March 31, 2015, the total principal amount outstanding under the Loan Arrangement was $49.5 million. We also have debt related to the 2015 notes at a fixed interest rate of 5.75%, debt related to the 2019 notes at a fixed interest rate of 9.75%, and debt related to the Tranche B notes at a fixed interest rate of 8.75%.

Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments are entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America.

If a change in interest rates equal to 10% of the interest rates on March 31, 2015 were to have occurred, this change would not have had a material effect on the value of our short-term investment portfolio or on our interest expense obligations with respect to outstanding borrowed amounts.

Foreign Currency Exchange Risk

We will incur significant expenditures for insulin supply obligation under our supply agreement with Amphastar. Such obligations are denominated in the euros. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We have not entered into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks, but may enter into foreign currency hedging transactions in the future. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. During the three months ended March 31, 2015, we were required to purchase the minimum quarterly supply purchases of insulin contemplated under our supply agreement with Amphastar, and if a change in the U.S. dollar to euro exchange rate equal to 10% of the U.S. dollar to euro exchange rate on March 31, 2015 were to have occurred on March 31, 2015, this change would not have had a material effect on our results of operations or financial condition.

ITEM  4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management determined that, as of March 31, 2015, there were no changes in our internal control over financial reporting except for the implementation of controls to address product sales cycle, that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On February 3, 2015, Sanofi achieved the first commercial sale of AFREZZA. We have designed and implemented new processes and internal controls to address product sales cycle to ensure that information required to be disclosed by us is recorded, processed, summarized and reported. The addition of this new control processes is considered a material change in our system of internal controls over financial reporting.

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

We have a history of operating losses, we expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

We have never been profitable or generated positive cash flow from cumulative operations to date. Historically, we have reported negative cash flow from operations other than for the nine months ended September 30, 2014 and for the three months ended March 31, 2015 as a result of our receipt of the upfront payment and milestone payments. As of March 31, 2015, we had an accumulated deficit of $2.5 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to support the commercialization of AFREZZA, including costs and expenses to manufacture AFREZZA on a commercial scale. In addition, we have agreed to purchase annual minimum quantities of insulin under the Insulin Supply Agreement with Amphastar in the aggregate of approximately €120.1 million in calendar years 2015 through 2019. We may not have the necessary capital resources on hand in order to service this contractual commitment, and we may become obligated to make additional payments under the Insulin Supply Agreement in the event of its termination under certain scenarios. Our cumulative net loss may therefore increase significantly.

To date, we have received cash payments from Sanofi but have deferred revenue recognition of such payments. We will continue to defer revenue recognition of future milestone payments and payments from product sales as and to the extent appropriate under applicable revenue recognition rules. Accordingly, even if we continue to earn and receive milestone payments, revenue recognition may continue to be deferred and our cumulative net loss may therefore be higher than it would be if we recognized the full amount of the milestone payments upon receipt.

Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of March 31, 2015, we had stockholders’ deficit of $97.0 million. Our ability to achieve and sustain positive cash flow from operations and profitability depends heavily upon successfully commercializing AFREZZA in collaboration with Sanofi, and we cannot be sure when we will generate positive cash flow from operations or become profitable, if at all.

In the future we may need to raise additional capital to fund our operations.*

In the future, we may need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities related to the commercialization of AFREZZA and the development of other product candidates. It may be difficult for us to raise additional funds when and to the extent required or on favorable terms, or at all. As of March 31, 2015, we had stockholders’ deficit of $97.0 million, which may raise concerns about our solvency and affect our ability to raise additional capital. The extent of our additional funding requirements will depend on a number of factors, including:

•	the demand by any or all of the holders of the 2015 notes, 2019 notes, and Tranche B notes to require us to repay or repurchase such debt securities if and when required;

•	our ability to repay or refinance existing indebtedness, including indebtedness under the 2015 notes which mature in August 2015; and the extent to which the 2015 notes or any other convertible debt securities we may issue are converted into shares of our common stock;

•	the rate of progress and costs of our clinical studies and research and development activities;

•	the costs of procuring raw materials and operating our manufacturing facilities;

•	our obligation to make milestone payments pursuant to the Milestone Agreement;

•	our obligation to bear our share of net losses under the Sanofi License Agreement;

•	our success in establishing strategic business collaborations or other sales or licensing of assets, and the timing and amount of any payments we might receive from any such transactions;

•	the degree of success in commercializing AFREZZA;

•	actions taken by the FDA and other regulatory authorities affecting AFREZZA and our product candidates and competitive products;

•	the emergence of competing technologies and products and other market developments;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;

•	the level of our legal and litigation expenses; and

•	the costs of discontinuing projects and technologies, and/or decommissioning existing facilities, if we undertake any such activities.

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

As of March 31, 2015, we had $232.5 million principal amount of outstanding debt, consisting of:

•	$100.0 million principal amount of 2015 notes bearing interest at 5.75% per annum and maturing on August 15, 2015;

•	$60.0 million principal amount of 2019 notes bearing interest at 9.75% per annum, $5.0 million of which is due and payable in July 2016, $15.0 million of which is due and payable in July 2017, $15.0 million of which is due and payable in July 2018 and $25.0 million of which is due and payable in July and December 2019;

•	$20.0 million principal amount of Tranche B notes bearing interest at 8.75% per annum, $5.0 million of which is due and payable in each of May 2017, 2018 and 2019, the balance of which is due and payable in December 2019; and

•	$49.5 million principal amount of indebtedness under the loan arrangement, dated as of October 2, 2007, between us and The Mann Group LLC (as amended, restated or otherwise modified as of the date hereof, the “Loan Arrangement”) bearing interest at 5.84% and maturing and due on January 5, 2020.

•	$3.0 million principal amount borrowed under the Sanofi Loan Facility to fund our share of net losses under the Sanofi License Agreement.

In addition, we may borrow up to an aggregate $175.0 million pursuant to the Sanofi Loan Facility to fund our share of net losses under the Sanofi License Agreement ($3.0 million of which has been borrowed and is outstanding as of March 31, 2015), and an additional $30.1 million under the Loan Arrangement. Subsequent to March 31, 2015, we borrowed an additional $12.4 million under the Sanofi Loan Facility to finance the portion of our losses for the three months ended March 31, 2015. As of March 31, 2015, our total share of the net losses are $15.4 million, classified as other long term liabilities, and such as been borrowed under the Sanofi Loan Facility as of May 4, 2015. There can be no assurance that we will have sufficient resources to make any required repayments of principal under the 2015 notes, 2019 notes or Tranche B notes when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2015 notes, or certain Major Transactions as defined in the Facility Agreement in respect of the 2019 notes and the Tranche B notes, the holders of the respective debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. The 2015 notes bear interest at the rate of 5.75% per year on the outstanding principal amount, payable in cash semiannually in arrears on February 15 and August 15 of each year, and the 2019 notes bear interest at the rate of 9.75% per year on the outstanding principal amount, payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. The Tranche B notes bear interest at the rate of 8.75% on the outstanding principal amount, payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. Loans under the Sanofi Loan

Facility bear interest at a rate of 8.5% per annum, paid-in-kind on a quarterly basis (2.06% per quarter compounded). Loans under the Loan Arrangement accrue interest at a rate of 5.84% per annum, due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as we and The Mann Group LLC mutually agree. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2015 notes, 2019 notes, Tranche B notes, or on the loans under the Sanofi Loan Facility, or if we fail to repay or repurchase the 2015 notes, 2019 notes, Tranche B notes, or the loans under the Sanofi Loan Facility when required, we will be in default under the indenture or other applicable instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

If AFREZZA or any other product that we develop does not become widely accepted by physicians, patients, third-party payors and the healthcare community, we may be unable to generate significant revenue, if any.*

AFREZZA and other products that we may develop in the future may not gain market acceptance among physicians, patients, third-party payors and the healthcare community. Failure to achieve market acceptance would limit our ability to generate revenue and would adversely affect our results of operations.

The degree of market acceptance of AFREZZA and other products that we may develop in the future will depend on many factors, including the:

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

If third-party payors do not cover AFREZZA or any of our product candidates for which we receive regulatory approval, AFREZZA or such product candidates might not be prescribed, used or purchased, which would adversely affect our revenues.*

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of governments and third-party payors to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets the pricing of prescription pharmaceuticals is subject to governmental control. In the United States, there has been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private payors for healthcare goods and services may take in response to any drug pricing and reimbursement reform proposals or legislation. Such reforms may limit our ability to generate revenues from sales of AFREZZA or other products that we may develop in the future and achieve profitability. Further, to the extent that such reforms have a material adverse effect on the business, financial condition and profitability of our marketing partner for AFREZZA, and companies that are prospective collaborators for our product candidates, our ability to commercialize AFREZZA and our product candidates under development may be adversely affected.

In the United States and elsewhere, sales of prescription pharmaceuticals still depend in large part on the availability of coverage and adequate reimbursement to the consumer from third-party payors, such as governmental and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. The market for AFREZZA and our product candidates for which we may receive regulatory approval will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. In addition, because each third-party payor individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming and costly process. We may be required to provide scientific and clinical support for the use of any product to each third-party payor separately with no assurance that approval would be obtained. This process could delay the market acceptance of any product and could have a negative effect on our future revenues and operating results. Even if we succeed in bringing more products to market, we cannot be certain that any such products would be considered cost-effective or that coverage and adequate reimbursement to the consumer would be available. Patients will be unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

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

If we do not comply with regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined or forced to remove a product from the market, subject to criminal prosecution, or experience other adverse consequences, including restrictions or delays in obtaining regulatory marketing approval.

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

Reports of side effects or safety concerns in related technology fields or in other companies’ clinical studies could delay or prevent us from obtaining regulatory approval for our product candidates or negatively impact public perception of AFREZZA or any other products we may develop*.

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

Our Executive Chairman and principal stockholder may be able to heavily influence our direction and policies as a result of his ownership of our common stock, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.*

At March 31, 2015, Alfred E. Mann our Executive Chairman and principal stockholder beneficially owned approximately 37.4% of our outstanding shares of capital stock. By virtue of his holdings, Mr. Mann may be able to heavily influence elections of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.

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

The future sale of our common stock, the conversion of our 2015 notes into common stock or the exercise of our warrants for common stock could negatively affect the market price of our common stock and other securities.*

As of May 4, 2015, we had 409,576,765 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise the issuance of additional shares of our common stock upon the conversion of some or all of our 2015 notes, or upon the exercise of some or all of the warrants we issued in February 2012, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes and warrants may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

In addition, we will need to raise substantial additional capital in the future to fund our operations. If we raise additional funds by issuing equity securities or additional convertible debt, the market price of our common stock and other securities may decline.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.*

We are incorporated in Delaware. Certain anti-takeover provisions under Delaware law and in our certificate of incorporation and amended and restated bylaws, as currently in effect, may make a change of control of our company more difficult, even if a change in control would be beneficial to our stockholders or the holders of our other securities. Our anti-takeover provisions include provisions such as a prohibition on stockholder actions by written consent, the authority of our board of directors to issue preferred stock without stockholder approval, and supermajority voting requirements for specified actions. In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits stockholders owning 15% or more of our outstanding voting stock from merging or combining with us in certain circumstances. These provisions may delay or prevent an acquisition of us, even if the acquisition may be considered beneficial by some of our stockholders. In addition, they may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

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

We have a limited number of unreserved shares available for future issuance, which may impair our ability to conduct future financing and other transactions.*

Our amended and restated certificate of incorporation currently authorizes us to issue up to 550,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of March 31, 2015, we had a total of 74,573,283 shares of common stock that were authorized but unissued, and we have currently reserved a significant number of these shares for future issuance pursuant to outstanding equity awards, our equity plans and our 2015 notes. As a result, our ability to issue shares of common stock other than pursuant to existing arrangements will be limited until such time, if ever, that we are able to amend our amended and restated certificate of incorporation to further increase our authorized shares of common stock or shares currently reserved for issuance otherwise become available (for example, due to the termination of the underlying agreement to issue the shares).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), originally filed with the SEC on August 9, 2007).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Quarterly report on Form 10-Q (File No. 000-50865), originally filed with the SEC on August 2, 2010).

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

3.5	Amended and Restated Bylaws (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on November 19, 2007).

4.1	Form of common stock certificate (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 18, 2013).

4.2	Registration Rights Agreement, dated October 15, 1998 by and among CTL Immuno Therapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended (incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

4.3	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated August 24, 2010 (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on August 24, 2010).

4.4	Form of 5.75% Senior Convertible Note due 2015 (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on August 24, 2010).

4.5	Form of Warrant to Purchase Common Stock issued February 8, 2012 (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on February 6, 2012).

4.6	Form of 9.75% Senior Secured Convertible Promissory Note due 2019 (incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.7	Form of Amended and Restated 9.75% Senior Secured Convertible Promissory Note due 2019 (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 3, 2014).

4.8	Form of Tranche B Senior Secured Note due 2019 (incorporated by reference to Exhibit 4.8 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50856), filed with the SEC on May 12, 2014).

4.9	Milestone Rights Purchase Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.10	Guaranty and Security Agreement, dated as of July 1, 2013, by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.11	Registration Rights Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.12	Facility Agreement, dated as of July 1, 2013, by and among MannKind Corporation, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

Exhibit Number	Description of Document

4.13	First Amendment to Facility Agreement and Registration Rights Agreement, dated as of February 28, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 3, 2014).

4.14	Form of Tranche B Senior Secured Note due 2019 (incorporated by reference to Exhibit 4.8 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on May 12, 2014).

4.15	Senior Secured Revolving Promissory Note, dated as of September 23, 2014, by and between MannKind Corporation and Aventisub LLC (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 29, 2014).

4.16	Senior Secured Revolving Promissory Note, dated as of September 23, 2014, by and between MannKind Corporation and Aventisub LLC (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 29, 2014).

4.17	Guaranty and Security Agreement, dated as of September 23, 2014, by and among MannKind Corporation, MannKind LLC and Aventisub LLC (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 29, 2014).

10.1+	Transition and Separation Agreement, dated March 20, 2015, by and between MannKind Corporation and Diane Palumbo

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

+	Indicates management contract

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2015	MANNKIND CORPORATION

	By:	/s/ MATTHEW J. PFEFFER
Matthew J. Pfeffer
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)