Form 10-Q
period 2015-06-30
MANNKIND CORP
filed 2015-08-10
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 7, 2015, there were 414,033,866 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2015

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$107,187	$120,841
Receivables from collaboration	4,748	50,436
Inventory	19,816	9,670
Prepaid expenses and other current assets	14,076	20,206

Total current assets	145,827	201,153
Property and equipment — net	193,868	192,127
Deferred product costs from collaboration	10,831	—
Other assets	2,025	1,159

Total assets	$352,551	$394,439

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,190	$7,394
Accrued expenses and other current liabilities	13,930	26,206
Facility financing obligation	73,757	72,995
Senior convertible notes-current	64,123	99,355
Deferred product sales from collaboration	13,404	436
Deferred payments from collaboration	171,850	196,967

Total current liabilities	342,254	403,353
Note payable to principal stockholder	49,521	49,521
Sanofi loan facility and loss share obligation	28,415	3,034
Senior convertible notes-long term	35,713	—
Other liabilities	12,123	12,301

Total liabilities	468,026	468,209

Commitments and contingencies
Stockholders’ deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value — 550,000,000 shares authorized at June 30, 2015 and December 31, 2014; 412,316,619 and 406,059,089 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	4,121	4,061
Additional paid-in capital	2,434,777	2,416,967
Accumulated other comprehensive loss	(20)	(14)
Accumulated deficit	(2,554,353)	(2,494,784)

Total stockholders’ deficit	(115,475)	(73,770)

Total	$352,551	$394,439

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	7,737	37,323	17,115	63,506
General and administrative	10,623	32,523	21,102	47,752
Product manufacturing	5,691	—	7,573	—

Total operating expenses	24,051	69,846	45,790	111,258

Loss from operations	(24,051)	(69,846)	(45,790)	(111,258)
Other income (expense)	(10)	(370)	1,403	(6,260)
Interest expense on note payable to principal stockholder	(721)	(721)	(1,435)	(1,435)
Interest expense on notes	(4,131)	(2,429)	(13,753)	(6,471)
Interest income	3	1	6	2

Loss before benefit for income taxes	(28,910)	(73,365)	(59,569)	(125,422)
Income tax benefit	—	—	—	—

Net loss	$(28,910)	$(73,365)	$(59,569)	$(125,422)

Net loss per share — basic and diluted	$(0.07)	$(0.19)	$(0.15)	$(0.33)

Shares used to compute basic and diluted net loss per share	401,018	380,770	399,972	374,810

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net loss	$(28,910)	$(73,365)	$(59,569)	$(125,422)
Other comprehensive loss:
Cumulative translation (loss) gain	1	—	(6)	—
Unrealized gain (loss) on investments:
Unrealized holding gain (loss) during the period	—	—	—	—
Less: reclassification adjustment for gains (losses) included in net loss	—	—	—	—

Net unrealized gain on investments	—	—	—	—

Other comprehensive loss	1	—	(6)	—

Comprehensive loss	$(28,909)	$(73,365)	$(59,575)	$(125,422)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,569)	$(125,422)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation and accretion	6,624	12,614
Stock-based compensation expense	3,778	51,583
Loss on disposal of property and equipment	12	—
Write off of derivative liability	—	(363)
Other, net	(6)	—
Changes in assets and liabilities:
Inventory	(10,146)	—
Receivables from Collaboration	45,688	—
Prepaid expenses and other current assets	6,130	1,789
Deferred product costs from collaboration	(10,831)	—
Other assets	(866)	(296)
Accounts payable	(2,236)	1,567
Accrued expenses and other current liabilities	(7,800)	(3,315)
Deferred product sales from collaboration	12,968	—
Other liabilities	1,465	1,435

Net cash used in operating activities	(14,789)	(60,408)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,737)	(9,667)

Net cash used in investing activities	(8,737)	(9,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants, net of issuance costs	12,820	20,622
Proceeds from issuance of Tranche B of the facility financing obligation	—	20,000
Milestone payment	(4,220)	—
Other	40	—
Proceeds from issuance of common stock pursuant to ATM issuance	2,050	—
Payment of employment taxes related to vested restricted stock units	(818)	(123)

Net cash provided by financing activities	9,872	40,499

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(13,654)	$(29,576)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	120,841	70,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$107,187	$41,214

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash, net of amounts capitalized	6,644	5,296
Issuance of common stock pursuant to conversion of facility financing obligation	—	93,500
Non-cash construction in progress and property and equipment	623	2,965
Reclassification of share-based awards to liability	—	(19,926)
Tranche B Commitment Asset	—	1,753

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2015 may not be indicative of the results that may be expected for the full year.

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

Business — MannKind is a biopharmaceutical company focused on the discovery and development of therapeutic products for diseases such as diabetes. The Company’s only approved product, AFREZZA (insulin human [rDNA origin]) inhalation powder, is a rapid-acting inhaled insulin that was approved by the U.S. Food and Drug Administration (the “FDA”) on June 27, 2014 to improve glycemic control in adult patients with diabetes. In August 2014, the Company entered into a license and collaboration agreement (the “Sanofi License Agreement”) with Sanofi-Aventis Deutschland GmbH (which subsequently assigned its rights and obligations under the agreement to Sanofi-Aventis U.S. LLC (“Sanofi”)), pursuant to which Sanofi is responsible for global commercial, regulatory and development activities for AFREZZA. The Sanofi License Agreement became effective on September 23, 2014. The Company manufactures AFREZZA at its manufacturing facility in Danbury, Connecticut to supply Sanofi’s demand for the product. In addition, the Company and Sanofi are planning to collaborate to expand manufacturing capacity to meet global demand as necessary (see Note 7 – Collaboration arrangement). AFREZZA became available by prescription in United States retail pharmacies in February 2015.

Basis of Presentation — The Company’s primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, raising capital, and undertaking pre-commercialization and commercialization activities related to AFREZZA. It is costly to develop therapeutic products and conduct associated clinical studies. As of June 30, 2015, the Company had an accumulated deficit of $2.6 billion and a stockholders’ deficit of $115.5 million. Historically the Company has reported negative cash flow from operations other than for the nine months ended September 30, 2014, the year ended December 31, 2014, and for the three months ended March 31, 2015, as a result of receipt of the upfront payment and milestone payments under the Sanofi License Agreement.

At June 30, 2015, the Company’s capital resources consisted of cash and cash equivalents of $107.2 million. The Company expects to continue to incur significant expenditures to support commercial manufacturing of AFREZZA and the development of other product candidates. In addition, the Company had $244.9 million principal amount of outstanding debt as of June 30, 2015, including $100.0 million principal amount of outstanding 5.75% Senior Convertible Notes due 2015 (the “2015 notes”), which have a maturity date of August 15, 2015. See Note 5 – Related-party arrangements, Note 6 – Senior convertible notes, Note 7 – Collaboration arrangement—Sanofi Loan Facility, Note 14 – Facility Agreement, and Note 15 – Subsequent events. In addition, the Company’s facility agreement (the “Facility Agreement”) with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) (see Note 14 – Facility Agreement) contains a financial covenant that requires the Company’s cash and cash equivalents, which include available borrowings under the Company’s loan arrangement (the “Loan Arrangement”) with The Mann Group LLC (“The Mann Group”), on the last day of each fiscal quarter to not be less than $25.0 million. As of August 10, 2015, pursuant to privately-negotiated exchange agreements with select holders of 2015 notes, the Company issued $27.7 million aggregate principal in 2018 notes. In addition, the Company issued 1.9 million shares of the Company’s common stock in exchange for $8.0 million aggregate principal of 2015 notes. Unless the holders of the remaining outstanding 2015 notes or the holders of the new 2015 notes elect to convert such notes into the Company’s common stock prior to their due date, the Company intends to settle the unconverted notes with either available cash or raise additional funds. However, the Company cannot provide assurance that such additional funds will be available on acceptable terms or at all. The Company cannot be certain that it will achieve its projected cashflows , which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Under the Sanofi License Agreement, Sanofi paid the Company an up-front cash payment of $150.0 million in the third quarter of 2014, and $50.0 million in milestone payments in the first quarter of 2015. The foregoing milestone payments were earned as of December 31, 2014. We are also eligible to receive up to $725.0 million in additional milestone payments under the Sanofi License Agreement if certain development, regulatory and sales milestones are achieved. Worldwide profits and losses, which are determined based on the difference between the net sales of AFREZZA and the costs and expenses incurred by us and Sanofi that are specifically attributable or related to the development, regulatory filings, manufacturing, or commercialization of AFREZZA, will be shared 65% by Sanofi and 35% by the Company. In connection with the Sanofi License Agreement, an affiliate of Sanofi provided us with a secured loan facility (the “Sanofi Loan Facility”) of up to $175.0 million to fund the Company’s share of net losses under the Sanofi License Agreement.

Additional funding sources that are, or in certain circumstances may be available to the Company, include approximately $30.1 million principal amount of available borrowings under its Loan Arrangement (see Note 5 – Related-party arrangements) and potential proceeds from the exercise of warrants issued in its February 2012 public offering of approximately $9.8 million, and the Company’s at-the-market issuance sales agreements which allow the Company to sell up to $47.9 million in common stock provided no sales may be made except pursuant to an effective registration statement. In April 2015, the Company sold $2.1 million in common stock under the at-the-market sales agreement. The registration statement under which the shares that may be sold pursuant to the at-the-market issuance sales agreements are registered will expire on August 31, 2015. The Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company may need to raise additional capital, whether through a sale of equity or debt securities, a strategic business collaboration with a pharmaceutical company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to continue the development and commercialization of AFREZZA and other product candidates and to support its other ongoing activities. However, the Company cannot provide assurances that such additional capital will be available on acceptable terms or at all.

Fair Value of Financial Instruments — The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value due to their relatively short maturities. The fair value of the cash equivalents, note payable to related party, senior convertible notes, and the Facility Agreement are discussed in Note 8 – Fair Value of Financial Instruments.

Deferred product costs from collaboration — Deferred product costs represent the costs of product manufactured and sold to Sanofi, as long as they are not greater than the amount of deferred product sales related to the collaboration, for which recognition of revenue has been deferred. Given that the costs of inventory delivered to a customer, but for which revenue may not yet be recognized, meet both the definition and characteristics of an “asset” and the Company believes that it is probable that the amount of future revenue will exceed the amount of deferred costs (i.e., the asset would be realizable through the recognition of probable future income), the Company has elected to account for the deferred costs related to the product sold to Sanofi as an asset and carry forward to future periods until the related revenue is recognized.

Recently Issued Accounting Standards — From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date.

In May 2014, a new standard was issued related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The standard is effective beginning the first quarter of the Company’s 2018 fiscal year and may be adopted either by restating all years presented in the Company’s financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of fiscal 2018. The Company is assessing the potential impact of the new standard on its consolidated statements of financial position and results of operations and comprehensive income (loss) and has not yet selected a transition method.

In August 2014, the FASB issued ASU 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern”. The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. The Company is evaluating the impact the adoption of ASU 2014-15 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of a debt discount. The guidance is effective for annual reporting periods beginning after December 15, 2015 and interim periods thereafter. Early adoption is permitted. The Company does not believe the adoption of the new standard will have a material impact on its consolidated financial statements and disclosures.

In July 2015, The FASB has issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact the adoption of ASU 2015-11 will have on its consolidated financial statements.

2. Inventories

Inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$16,038	$4,856
Work-in-process	3,757	4,719
Finished goods	21	95

Total inventories	$19,816	$9,670

3. Property and equipment

Property and equipment — net consist of the following (dollar amounts in thousands):

	Estimated Useful Life (Years)	June 30, 2015	December 31, 2014
Land	—	$5,273	$5,273
Buildings	39-40	54,948	54,948
Building improvements	5-40	131,300	114,131
Machinery and equipment	3-15	102,996	80,919
Furniture, fixtures and office equipment	5-10	5,015	5,015
Computer equipment and software	3	10,355	10,465
Leasehold improvements	4	17	17
Construction in progress		7,118	39,580

		317,022	310,348
Less accumulated depreciation and amortization		(123,154)	(118,221)

Property and equipment — net		$193,868	$192,127

Leasehold improvements are amortized over four years which is the shorter of the term of the lease or the service lives of the improvements.

Depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Depreciation and amortization expense	$2,740	$2,449	$5,117	$4,972

4. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Salary and related expenses	$8,455	$14,928
Accrued interest	2,396	2,396
Construction in progress	42	1,343
Other	3,037	7,539

Accrued expenses and other current liabilities	$13,930	$26,206

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

As of June 30, 2015, the total principal amount outstanding under the Loan Arrangement was $49.5 million, and the amount available for future borrowings was $30.1 million. Interest, at a fixed rate of 5.84%, is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as the Company and The Mann Group mutually agree. All or any portion of accrued and unpaid interest that becomes due and payable may be paid-in-kind and capitalized as additional borrowings at any time and would be classified as non-current upon mutual agreement of both parties. As of June 30, 2015, the Company had accrued $4.9 million of interest in other liabilities related to the Loan Arrangement. The Mann Group can require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months (less approximately $105.0 million aggregate principal amount that has been cancelled in connection with two common stock purchase agreements). If The Mann Group exercises this right, the Company will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances. However, pursuant to a letter agreement entered into in August 2010, The Mann Group has agreed to not require the Company to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require the Company to use its working capital resources. In addition, The Mann Group entered into a subordination agreement with Deerfield pursuant to which The Mann Group agreed with Deerfield not to demand or accept any payment under the Loan Arrangement until the Company’s payment obligations to Deerfield under the Facility Agreement have been satisfied in full. Subject to the foregoing, in the event of a default under the Loan Arrangement, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the Loan Arrangement are unsecured. The Loan Arrangement contains no financial covenants.

During the six months ended June 30, 2015, there were no additional borrowings under or amendments to the Loan Arrangement.

6. Senior convertible notes

Senior convertible notes consist of the following (in thousands):

	June 30, 2015	December 31, 2014
2015 notes
Principal amount	$100,000	$100,000
Unaccreted debt issuance expense	(164)	(645)

Net carrying amount	$99,836	$99,355

On August 18, 2010, the Company completed a Rule 144A offering of $100.0 million aggregate principal amount of 2015 notes. The 2015 notes are governed by the terms of an indenture dated as of August 24, 2010 (the “2015 Note Indenture”). The 2015 notes bear interest at the rate of 5.75% per year on the principal amount, payable in cash semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2011. In connection with the 2015 notes, the Company had accrued interest of $2.4 million as of both June 30, 2015 and December 31, 2014. The 2015 notes are general, unsecured, senior obligations of the Company and effectively rank junior in right of payment to all of the Company’s secured debt, to the extent of the value of the assets securing such debt, and to the debt and all other liabilities of the Company’s subsidiaries. The maturity date of the 2015 notes is August 15, 2015 and payment is due in full on that date for any outstanding, unconverted securities. Holders of the 2015 notes may convert, at any time prior to the close of business on the business day immediately preceding the stated maturity date, any outstanding principal into shares of the Company’s common stock at an initial conversion rate of 147.0859 shares per $1,000 principal amount, which is equal to a conversion price of approximately $6.80 per share, subject to adjustment. Except in certain circumstances, if the Company undergoes a fundamental change: (1) the Company will pay a make-whole premium on the 2015 notes converted in connection with a fundamental change by increasing the conversion rate on such 2015 notes, which amount, if any, will be based on the Company’s common stock price and the effective date of the fundamental change, and (2) each holder of 2015 notes will have the option to require the Company to repurchase all or any portion of such holder’s 2015 notes at a repurchase price of 100% of the principal amount of the 2015 notes to be repurchased plus accrued and unpaid interest, if any. The Company may elect to redeem some or all of the 2015 notes if the closing stock price has equaled 150% of the conversion price for at least 20 of the 30 consecutive trading days ending on the trading day before the Company’s redemption notice. The redemption price will equal 100% of the principal amount of the 2015 notes to be redeemed, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date, plus a make-whole payment equal to the sum of the present values of the remaining scheduled interest payments through and including August 15, 2015 (other than interest accrued up to, but excluding, the redemption date). The Company will be obligated to make the make-whole payment on all of the 2015 notes called for redemption and converted during the period from the date the Company mailed the notice of redemption to and including the redemption date. The Company may elect to make the make-whole payment in cash or shares of its common stock, subject to certain limitations. Under the terms of the 2015 Note Indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the contract, including the make-whole shares, is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the contract period under existing commitments. Applying the Company’s sequencing policy, the Company performed an analysis at the time of the offering of the 2015 notes and each reporting date since and has concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was sufficient to deliver the number of shares that could be required to be delivered during the contract period under existing commitments.

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

Accretion of debt issuance expense in connection with the 2015 notes during the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Accretion expense	$243	$227	$481	$450

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

In order for revenue to be recognized, the seller’s price to the buyer must be fixed and determinable. Given that as of June 30, 2015, the Company did not have the ability to estimate the amount of costs that would potentially be incurred under the loss share provision related to the Sanofi License Agreement and the Sanofi Supply Agreement, the Company believes this requirement for revenue recognition has not been met.

As such, the Company did not recognize any revenue pursuant to the Sanofi License Agreement or the Sanofi Supply Agreement for the three or six months ended June 30, 2015. The Company has recorded the $150.0 million up-front payment and $50.0 million from milestone payments as deferred payments from collaboration. In addition, as of June 30, 2015 the Company has recorded $13.4 million in AFREZZA product shipments to Sanofi as deferred product sales from collaboration and recorded $10.8 million as deferred product costs from collaboration. Deferred product costs represent the costs of product manufactured and shipped to Sanofi, not to exceed the amount of deferred product sales, for which recognition of revenue has been deferred. During the three months ended March 31, 2015 and June 30, 2015, the Company’s portion of the loss sharing was $12.4 million and $12.8 million, respectively, which resulted in the reclassification from current deferred payments from collaboration to Sanofi loan facility and loss share obligation.

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

In order to fund the Company’s portion of the loss sharing during the three months ended June 30, 2015, subsequent to June 30, 2015, the Company borrowed $12.8 million under the Sanofi Loan Facility to finance the portion of the Company’s loss from the quarter ended June 30, 2015. As of August 10, 2015, the total amount owed to Sanofi under the Sanofi Loan Facility was $28.4 million, which includes $0.2 million in paid-in-kind interest.

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

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash. As of June 30, 2015 and December 31, 2014, the Company held $107.2 million and $120.8 million, respectively, of cash and cash equivalents, consisting primarily of money market funds of $104.7 million and $118.5 million, respectively, and the remaining in non-interest bearing checking accounts. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market, which equals carrying value (Level 1 in the fair value hierarchy).

Related-Party Arrangement

The fair value of the note payable to our principal stockholder cannot be reasonably estimated as the Company would not be able to obtain a similar credit arrangement in the current economic environment.

Senior convertible notes and facility financing obligation

The following is a summary of the carrying values and estimated fair values of the 2015 notes and the facility financing obligation (i.e., the 2019 notes and Tranche B notes) (in millions):

	June 30, 2015		December 31, 2014
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
2015 notes	$99.8	$103.2	$99.4	$102.9
Facility financing obligation	$73.8	$77.9	$73.0	$75.1

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

Facility Agreement

As discussed in Note 14 — Facility Agreement, in connection with the Facility Agreement, the Company issued 2019 notes and certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones (the “Milestone Rights”) and subsequently issued Tranche B notes. As there is no current observable market for the 2019 notes or Tranche B notes, the Company determined the estimated fair value using a bond valuation model based on a discounted cash flow methodology. The bond valuation model combined expected cash flows associated with principal repayment and interest based on the contractual terms of the debt agreement discounted to present value using a selected market discount rate. At June 30, 2015 the market discount rate was recalculated at 12.0% for the 2019 notes and the Tranche B notes (Level 3 in the fair value hierarchy).

The estimated fair value of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones discounted to present value using a selected market discount rate (Level 3 in the fair value hierarchy). The expected timing and probability of achieving the milestones, starting in 2014, was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate (15.5%) was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. As of June 30, 2015, the fair value of the Milestone Rights is estimated at $43.9 million.

Sanofi Loan Facility

As discussed in Note 7 — the Sanofi Loan Facility, consists of a senior secured revolving promissory note and a guaranty and security agreement with an affiliate of Sanofi which provides the Company with a secured loan facility of up to $175.0 million to fund the Company’s share of net losses under the Sanofi License Agreement. As of June 30, 2015, the Company has borrowed $15.6 million, which includes $0.2 million in paid-in-kind interest, under the Sanofi Loan Facility and the estimated fair value was determined to approximate the carrying value based on the consideration of the key elements of the contractual terms of the Sanofi Loan Facility, market-based estimated cost of capital, and time value of money, namely the amount of time to settlement and the estimated discount rate appropriate for the liability (Level 2 in the fair value hierarchy).

This analysis was performed using a discounted cash flow model in which time outstanding and discount rate were the primary variables.

There were no material re-measurements to fair value during the six months ended June 30, 2015 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers of assets or liabilities between the fair value measurement levels during the six months ended June 30, 2015.

9. Common and preferred stock

Included in the common stock outstanding as of June 30, 2015 and December 31, 2014 are 9,000,000 shares of common stock loaned to Bank of America, N.A. under a share lending agreement in connection with the offering of $100.0 million aggregate principal amount of 2015 notes (see Note 6 — Senior convertible notes). Bank of America is obligated to return the borrowed shares (or, in certain circumstances, the cash value thereof) to the Company on or about the 45th business day following the date as of which the entire principal amount of the 2015 notes ceases to be outstanding, subject to extension or acceleration in certain circumstances or early termination at Bank of America’s option. The Company did not receive any proceeds from the sale of the borrowed shares by Bank of America, but the Company did receive a nominal lending fee of $0.01 per share from Bank of America for the use of borrowed shares.

10. Accounting for stock-based compensation

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Stock-based compensation	$1,775	$40,644	$3,778	$51,583

During the three months ended March 31, 2015, the Company issued stock awards to employees with a four-year vesting schedule. The grant date fair value of the 36,300 restricted stock units and 73,600 stock options issued was $262,086 and $382,720, respectively, with a grant date fair value per share of $7.22 and $5.20, respectively.

During the three months ended June 30, 2015, the Company issued stock awards to employees with a four-year vesting schedule. The grant date fair value of the 194,704 restricted stock units and 208,000 stock options issued was $901,480 and $603,802 respectively, with a grant date fair value per share of $4.63 and $2.90, respectively.

As of June 30, 2015, there was $7.3 million and $8.6 million of unrecognized compensation cost related to options and restricted stock units, respectively, which are expected to be recognized over the remaining weighted average vesting period of 2.6 years.

11. Net loss per common share

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period excluding the shares loaned to Bank of America under a share lending arrangement (see Note 9 — Common and preferred stock). As of June 30, 2015, 9,000,000 shares of the Company’s common stock, which were loaned to Bank of America pursuant to the terms of a share lending agreement, were issued and are outstanding, and the holder of the borrowed shares has all the rights of a holder of the Company’s common stock. However, because the share borrower must return all borrowed shares to the Company (or, in certain circumstances, the cash value thereof), the borrowed shares are not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying condensed consolidated statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 40,982,544 shares and 56,844,341 shares as of June 30, 2015 and 2014, respectively, and exclude the 9,000,000 shares loaned under the share lending arrangement.

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

14. Facility Agreement

As of June 30, 2015, there were $60.0 million principal amount of 2019 notes and $20.0 million principal amount of Tranche B notes outstanding. The 2019 notes accrue interest at annual rate of 9.75% and the Tranche B notes accrue interest at an annual rate of 8.75%. The Facility Agreement principal repayment schedule is comprised of annual payments beginning on July 1, 2016 and ending December 9, 2019. The repayment dates correspond to the dates on which the 2019 notes or Tranche B notes, as applicable, were issued.

In conjunction with the Facility Agreement, the Company entered into a Milestone Rights Agreement with Deerfield which requires the Company to make contingent payments to Deerfield, totaling up to $90.0 million, upon the Company achieving specified commercialization milestones.

The Milestone Rights were initially recorded as a short-term liability equal to $3.2 million included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet and a long-term liability equal to $13.1 million included in other liabilities. During the first quarter of 2015, the second milestone triggering event was achieved following the Company’s product launch on February 3, 2015, which resulted in a $5.8 million incremental charge to interest expense due to the increase in carrying value of the liability to the required $10.0 million payment made in February of 2015. In the first quarter of 2015, the Company determined that it was probable that the first commercial sales related milestone would be achieved within the next twelve months. As of June 30, 2015, the short-term portion of the liability had a balance of $1.6 million and the long-term portion of the liability had a balance of $7.3 million.

Accretion of debt issuance cost and debt discount in connection with the Facility financing agreement during the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Accretion expense- debt issuance cost	$9	$27	$17	$309
Accretion expense – debt discount	$380	$516	$745	$6,883

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

15. Subsequent events

Issuance of new 5.75% Convertible Senior Subordinated Exchange Notes due 2018 in exchange for 2015 notes

On July 28, 2015, the Company entered into privately-negotiated exchange agreements (the “Note Exchange Agreements”) with select holders of 2015 notes, pursuant to which the Company agreed to issue $27.7 million aggregate principal amount of new 5.75% Convertible Senior Subordinated Exchange Notes due 2018 (the “2018 notes”) to such holders in exchange for the delivery to the Company of the same principal amount of 2015 notes. The 2018 notes were issued at the closing of the exchange on August 10, 2015.

The 2018 notes will be the Company’s general, unsecured, senior obligations, except that the 2018 notes will be subordinated in right of payment to the outstanding notes issued pursuant to the Facility Agreement and the Company’s borrowings under its secured loan facility with an affiliate of Sanofi-Aventis U.S. LLC. The 2018 notes will rank equally in right of payment with the Company’s other unsecured senior debt, including any 2015 notes that remain outstanding after the completion of the exchange transactions. The 2018 notes will bear interest at the rate of 5.75% per year on the principal amount, payable semiannually in arrears in cash on February 15 and August 15 of each year, beginning February 15, 2016, with interest accruing from August 15, 2015. The 2018 notes will mature on August 15, 2018.

The 2018 notes will be convertible, at the option of the holder, at any time on or prior to the close of business on the business day immediately preceding the stated maturity date, into shares of the Company’s common stock at a conversion rate of 147.0859 shares per $1,000 principal amount of 2018 notes, which is equal to a conversion price of approximately $6.80 per share, the same conversion price as that of the 2015 notes. The conversion rate is subject to adjustment under certain circumstances described in an indenture governing the 2018 notes dated August 10, 2015 with Wells Fargo, National Association (the “2018 Note Indenture”), including in connection with a make-whole fundamental change.

If certain fundamental changes occur, the Company will be obligated to pay a fundamental change make-whole premium on any 2018 notes converted in connection with such fundamental change by increasing the conversion rate on such 2018 notes. In such instances, the amount of the fundamental change make-whole premium will be based on the Company’s common stock price and the effective date of the applicable fundamental change.

If the Company undergoes certain fundamental changes, except in certain circumstances, each holder of 2018 notes will have the option to require the Company to repurchase all or any portion of that holder’s 2018 notes. The fundamental change repurchase price will be 100% of the principal amount of the 2018 notes to be repurchased plus accrued and unpaid interest, if any.

On or after the date that is one year following the original issue date of the 2018 notes, the Company will have the right to redeem for cash all or part of the 2018 notes if the last reported sale price of its common stock exceeds 130% of the conversion price then in effect for 20 or more trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date of the redemption notice. The redemption price will equal the sum of 100% of the principal amount of the 2018 notes to be redeemed, plus accrued and unpaid interest.

$27.7 million principal amount of 2018 notes were issued in exchange for the cancellation of the same principal amount of 2015 notes after June 30, 2015 but prior to the issuance of our quarterly report on Form 10-Q. As a result, in accordance with ASC 470 we reclassified $27.7 million principal amount of our 2015 notes that were outstanding as of June 30, 2015 from current liabilities to non-current liabilities.

Issuance of common stock in exchange for 2015 notes

On July 28, 2015 and August 3, 2015, the Company entered into separate, privately-negotiated exchange agreements (the “Stock-for-Note Exchange Agreements”) with other select holders of the 2015 notes pursuant to which the Company agreed to issue shares of its common stock to such holders in exchange for the delivery to the Company of up to $61.8 million aggregate principal amount of 2015 notes.

Pursuant to the Stock-for-Note Exchange Agreements, the parties agreed to price the exchange transactions over a 10 trading day period spanning from July 29, 2015 to and including August 11, 2015 (each, an “Exchange Date”). Between July 28, 2015 and August 10, 2015, the Company issued an aggregate of 1.9 million shares of common stock to such holders in exchange for such holders’ delivery to the Company of $8.0 million aggregate principal amount of 2015 notes, resulting in a weighted-average exchange price of $4.40 per share. As of August 10, 2015, $64.3 million aggregate principal amount of 2015 notes remained outstanding.

As a result in accordance with ASC 470, we reclassified $8.0 million of our 2015 notes that were outstanding as of the balance sheet date from current liabilities to non-current liabilities.

The Company offered and issued the foregoing shares of common stock and the 2018 notes in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Borrowings under Sanofi Loan Facility

On July 28, 2015, we borrowed $12.8 million under the Sanofi Loan Facility to finance the portion of our losses for the three months ended June 30, 2015 (see Note 7 — Collaboration arrangement).

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

OVERVIEW

We are a biopharmaceutical company focused on the discovery and development of therapeutic products for diseases such as diabetes. Our only approved product, AFREZZA, is a rapid-acting inhaled insulin that was approved by the FDA on June 27, 2014 to improve glycemic control in adult patients with diabetes. Pursuant to the Sanofi License Agreement, all sales and marketing activities related to AFREZZA are conducted by Sanofi. AFREZZA became available by prescription in United States retail pharmacies in February 2015. In April 2015, the FDA approved a 12 unit cartridge strength of AFREZZA (insulin human) inhalation powder to improve glycemic control in adult patients with diabetes. We have initiated manufacturing the 12 unit cartridge strength of AFREZZA and expect it to be launched by Sanofi in the second half of 2015.

As of June 30, 2015, we had an accumulated deficit of $2.6 billion and a stockholders’ deficit of $115.5 million. To date, we have funded our operations through the sale of equity securities and convertible debt securities, borrowings under the Facility Agreement, borrowings under the Loan Arrangement, and receipt of upfront and milestone payments under the Sanofi License Agreement and borrowings under the Sanofi Loan Facility to fund our portion of the loss share. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding in the future, there could be substantial doubt about our ability to continue as a going concern.

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

PRODUCT MANUFACTURING EXPENSES

Our product manufacturing expenses are the costs in connection with producing commercial and clinical supplies of AFREZZA. As of June 30, 2015, we recorded $10.8 million as deferred product costs associated with the deferred product sales from collaboration. Product manufacturing expenses were $5.7 million and $7.6 million for the three and six months ended June 30, 2015, respectively, due to product manufacturing costs associated with AFREZZA product sales, which cannot be capitalized. Product manufacturing expenses represent under absorbed labor and overhead, which are expensed in the period in which they are incurred rather than as a portion of the inventory cost.

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Item 7 of the Annual Report. We added deferred costs to our critical accounting policies during the six months ended June 30, 2015.

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

Recently Issued Accounting Standards

In May 2014, a new standard was issued related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The standard is effective beginning the first quarter of our 2018 fiscal year and may be adopted either by restating all years presented in our financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of fiscal 2018. We are assessing the potential impact of the new standard on our consolidated statements of financial position and results of operations and comprehensive income (loss) and have not yet selected a transition method.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of a debt discount. The guidance is effective for annual reporting periods beginning after December 15, 2015 and interim periods thereafter. Early adoption is permitted. We do not believe the adoption of the new standard will have a material impact on our consolidated financial statements and disclosures.

In July 2015, The FASB has issued Accounting Standards Update (ASU) No, 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are evaluating the impact the adoption of ASU 2015-11 will have on our consolidated financial statements.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2015 and 2014

Revenue

We did not recognize any revenue for the three and six months ended June 30, 2015 or 2014. However, for the three and six months ended June 30, 2015, we had $5.9 million and $13.0 million, respectively, in AFREZZA product sales to Sanofi, which were recorded as deferred product sales from collaboration as the criteria for revenue recognition had not been met.

Research and Development Expenses

The following table provides a comparison of the research and development expense categories for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three months ended June 30,
	2015	2014	$ Change	% Change
Clinical	$2,134	$6,736	$(4,602)	(68%)
Manufacturing process development	3,951	11,102	(7,151)	(64%)
Research	1,190	1,769	(579)	(33%)
Research and development tax credit	(88)	(83)	(5)	6%
Stock-based compensation expense	550	17,799	(17,249)	(97%)

Research and development expenses	$7,737	$37,323	$(29,586)	(79%)

	Six months ended June 30,
	2015	2014	$ Change	% Change
Clinical	$5,960	$15,915	$(9,955)	(63%)
Manufacturing process development	7,357	21,850	(14,493)	(66%)
Research	2,593	3,259	(666)	(20%)
Research and development tax credit	(176)	(166)	(10)	6%
Stock-based compensation expense	1,381	22,648	(21,267)	(94%)

Research and development expenses	$17,115	$63,506	$(46,391)	(73%)

The decrease in research and development expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to a decrease of $17.2 million in stock-based compensation expense resulting from the non-recurring 2014 modification of the settlement terms, or the Modification, for certain performance-based restricted stock units and the achievement of performance-based grants in 2014 and the first quarter of 2015. The Modification resulted in the reclassification of these performance grants from equity awards to liability awards, which required re-measurement on the modification date and resulted in incremental stock-based compensation expense. Further, the reductions in research and development expenses were due to the shift to commercial production of AFREZZA, as well as a decrease in clinical expenses of $2.3 million upon the completion of the affinity trials in 2014 and the resulting reduction in expenses associated with clinical staff and contract labor of $2.3 million.

The decrease in research and development expenses of $46.4 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to a decrease of $21.3 million in stock-based compensation expense resulting from the non-recurring Modification and the achievement of performance-based grants in 2014 and the first quarter of 2015. Further, the reductions in research and development expenses were due to a $14.5 million decrease in manufacturing process development due to the shift to commercial production of AFREZZA, as well as a decrease in clinical expenses of $6.8 million upon the completion of the affinity trials and the resulting reduction in expenses associated with clinical staff and contract labor of $3.2 million.

We anticipate that our overall research and development expenses will decrease in the second half of 2015 compared to the second half of 2014 as a result of manufacturing costs associated with the production of AFREZZA being attributed to product manufacturing expenses rather than research and development expenses.

General and Administrative Expenses

The following table provides a comparison of the general and administrative expense categories for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three months ended June 30,
	2015	2014	$ Change	% Change
Salaries and employee related expenses	$4,888	$4,602	$286	6%
Professional fees and other general expenses	4,510	5,076	(566)	(11%)
Stock-based compensation expense	1,225	22,845	(21,620)	(95%)

General and administrative expenses	$10,623	$32,523	$(21,900)	(67%)

	Six months ended June 30,
	2015	2014	$ Change	% Change
Salaries and employee related expenses	$8,372	$8,669	$(297)	(3%)
Professional fees and other general expenses	10,333	10,149	184	2%
Stock-based compensation expense	2,397	28,934	(26,537)	(92%)

General and administrative expenses	$21,102	$47,752	$(26,650)	(56%)

General and administrative expenses for the three and six months ended June 30, 2015 decreased compared to the three and six months ended June 30, 2014, primarily due to a decrease in stock-based compensation expense of $21.6 million and $26.5 million, respectively, resulting from the Modification and achievement of performance-based grants in 2014 and the first quarter of 2015.

We expect general and administrative expenses for the full year to decrease in the second half of 2015 as compared to the second half of 2014 due to reduced professional fees and stock-based compensation expense.

Product Manufacturing Expenses

Product manufacturing expenses were $5.7 million and $7.6 million for the three and six months ended June 30, 2015, respectively, due to product manufacturing costs associated with AFREZZA product sales, which cannot be capitalized. We had no product manufacturing expense for the three or six months ended June 30, 2014, as pre-commercial manufacturing costs associated with AFREZZA were accounted for as research and development expenses. Product manufacturing expenses represent under absorbed labor and overhead, which are expensed in the period in which they are incurred rather than as a portion of the inventory cost.

Other Income (Expense)

Other income for the six months ended June 30, 2015 of $1.4 million was primarily attributable to the relief of an accrual for potential expenses associated with the sale of intellectual property related to oncology in 2014, which was subsequently resolved without payment in the first quarter of 2015. Other expense of $6.3 million for the six months ended June 30, 2014 was primarily due to a non-cash charge recognized upon the conversion of 2019 notes into equity.

Interest Income and Expense

Interest expense increased by $1.7 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and by $7.3 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase for the three months ended June 30, 2015 was due to incremental interest expense associated with the Tranche 4 notes, due to timing of the issuance, and incremental interest related to the Sanofi Loan Facility. The increase for the six months ended June 30, 2015 was due to an incremental interest expense related to Tranche 4 notes, incremental interest related to the Sanofi Loan Facility and interest expense of $5.8 million resulting from the achievement and re-measurement of the second milestone under the Milestone Agreement in the first quarter of 2015.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations through the sale of equity securities and convertible debt securities, borrowings under the Loan Arrangement with The Mann Group, borrowings under the Facility Agreement with Deerfield, and receipt of upfront, milestone payments under the Sanofi License Agreement, and borrowings under the Sanofi Loan Facility.

As of June 30, 2015, we had $244.9 million principal amount of outstanding debt, consisting of:

•	$100.0 million principal amount of 2015 notes bearing interest at 5.75% per annum and maturing on August 15, 2015;

•	$60.0 million principal amount of 2019 notes bearing interest at 9.75% per annum, $5.0 million of which is due and payable in July 2016, $15.0 million of which is due and payable in July 2017, $15.0 million of which is due and payable in July 2018 and $25.0 million of which is due and payable in July and December 2019;

•	$20.0 million principal amount of Tranche B notes bearing interest at 8.75% per annum, $5.0 million of which is due and payable in each of May 2017, 2018 and 2019, the balance of which is due and payable in December 2019;

•	$49.5 million principal amount of indebtedness under the Loan Arrangement bearing interest at 5.84% and maturing and due on January 5, 2020; and

•	$15.4 million principal amount borrowed under the Sanofi Loan Facility to fund our share of net losses under the Sanofi License Agreement.

As of August 10, 2015, we exchanged shares of our common stock for $8.0 million aggregate principal amount of 2015 notes and $27.7 million aggregate principal amount of 2018 notes for 2015 notes. For additional information, see “Note 15 – Subsequent events” contained in the notes to condensed consolidated financial statements in this report. There can be no assurance that we will complete any additional stock-for-note or other exchange transactions with respect to the remaining outstanding 2015 notes prior to their maturity date of August 15, 2015.

As of June 30, 2015, the amount available for future borrowings under the Loan Arrangement was $30.1 million. We anticipate using a portion of these available borrowings to capitalize accrued interest into principal, upon mutual agreement of the parties, as it becomes due and payable under the Loan Arrangement. As of June 30, 2015 the accrued interest under the Loan arrangement was $4.2 million.

Subsequent to June 30, 2015, we borrowed an additional $12.8 million under the Sanofi Loan Facility to finance our share of the net losses for the second quarter of 2015, which was reclassified from current deferred payments from collaboration to Sanofi loan facility and loss share obligation, for a total of $28.4 million, which includes $0.2 million in paid-in-kind interest. We will be required to make mandatory prepayments on any outstanding loans under the Sanofi Loan Facility from our share of any profits under the Sanofi License Agreement.

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

In March 2014, we entered into an At-The-Market Issuance Sales Agreement with MLV & Co. LLC (“MLV”) and an At-The-Market Issuance Sales Agreement with Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.) (“Brinson Patrick”). We refer to the foregoing agreements as the “ATM Agreements.” Under each ATM Agreement, we may issue or sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through MLV or Brinson Patrick, as our sales agents, provided in no event may we sell more than $50.0 million of common stock under both agreements in the aggregate, and provided no sales may be made except pursuant to an effective registration statement. The registration statement under which the shares that may be sold pursuant to the ATM Agreements are registered will expire on August 31, 2015. During the three months ended June 30, 2015, we raised gross proceeds of $2.1 million from the sale of 289,197 shares of common stock under the ATM Agreements, resulting in net proceeds of $2.0 million after issuance costs. There were no issuances under the ATM Agreement prior to the second quarter of 2015.

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

During the six months ended June 30, 2015, our operations used $14.8 million of cash and we had a net loss of $59.6 million, which included $10.4 million of non-cash charges consisting of depreciation and accretion, and stock-based compensation. For the six months ended June 30, 2014, we used $60.4 million of cash for our operations and had a net loss of $125.4 million, which included $64.2 million of non-cash charges consisting of depreciation and accretion, and stock-based compensation. The operating cash flow increased by $45.6 million primarily due to the receipt of a $50.0 million milestone payment from Sanofi, earned as of December 31, 2014, offset by $5.8 million interest expense associated with the achievement and payment of the second milestone to Deerfield for product launch on February 3, 2015 and decreases in accrued expenses primarily due to a $4.9 million inventory payment to Amphastar and the remaining decrease was related to interest payments for the 2015 notes. During the six months ended June 30, 2014, operating cash flow increased by $1.4 million primarily due to a decrease in accrued interest associated with our Loan Arrangement with The Mann Group partially offset by increases in accrued interest related to other financing arrangements. We generally expect our operating cash flow to be negative at least until we achieve profitability with AFREZZA.

We used $8.7 million of cash for investing activities during the six months ended June 30, 2015, compared to $9.7 million of cash used for the six months ended June 30, 2014. The increase was due to purchases of additional machinery and equipment for the commercialization of AFREZZA in 2015 compared to 2014.

Our financing activities provided $9.9 million of cash for the six months ended June 30, 2015, compared to $40.5 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, cash provided by financing activities was $12.8 million provided from the exercises of stock options and warrants and $2.1 million provided from at the market sales of stock. This was offset by a $4.2 million outflow associated with the achievement and payment of the second milestone to Deerfield for product launch on February 3, 2015 and $0.8 million for the payment of employment taxes related to vested restricted stock units. For the six months ended June 30, 2014, cash provided by financing activities was comprised of $20.0 million from the sale of Tranche B notes to Deerfield, $14.1 million from warrant exercises, and $6.5 million from the exercise of stock options.

As of June 30, 2015, we had $107.2 million in cash and cash equivalents. We expect to continue to incur significant expenditures to support commercial manufacturing of AFREZZA and the development of other product candidates. In addition, as of August 10, 2015, an aggregate principal amount of $64.3 million in 2015 notes remained outstanding with a maturity date of August 15, 2015, subsequent to exchanges pursuant to the privately-negotiated exchange agreements with select holders of 2015 notes, and payment on the outstanding amount is due in full, if not previously converted into or exchanged for common shares, on that date. Unless the holders of the remaining outstanding 2015 notes or the holders of the new 2015 notes elect to convert such notes into our common stock prior to their due date, we intend to settle the unconverted notes with either available cash or raise additional funds, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means. However, we cannot provide assurances that such additional capital, if needed, will be available through these or other means.

We intend to use our capital resources to support the commercialization of AFREZZA. We are expending a portion of our capital resources to scale up our manufacturing and development activity capabilities in our Danbury facilities and to develop our other product candidates. We also intend to use our capital resources for general corporate purposes.

If we enter into strategic business collaborations with respect to our other product candidates, we would expect, as part of the transaction, to receive additional capital. In addition, we may in the future pursue the sale of equity and/or debt securities or seek to establish other funding facilities to fund our operations. Issuances of debt or additional equity could impact the rights of our existing stockholders, dilute the ownership percentages of our existing stockholders and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets, including our Technosphere technology platform. There can be no assurance, however, that any strategic collaboration, sale of securities or sale or license of assets will be available to us on a timely basis or on acceptable terms, if at all. If we are unable to raise additional capital, we may be required to enter into agreements with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such agreements may not be on terms as commercially favorable to us.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Due to the fixed interest rates of our debt, we currently do not have an exposure to changes in our interest expense as a result of changes in interest rates. The interest rate on amounts borrowed under our Loan Arrangement with The Mann Group for the six months ended June 30, 2015 was a fixed rate equal to 5.84%. As of June 30, 2015, the total principal amount outstanding under the Loan Arrangement was $49.5 million. As of June 30, 2015, we also had debt related to the 2015 notes at a fixed interest rate of 5.75%, debt related to the 2019 notes at a fixed interest rate of 9.75%, and debt related to the Tranche B notes at a fixed interest rate of 8.75%.

Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments are entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America.

If a change in interest rates equal to 10% of the interest rates on June 30, 2015 were to have occurred, this change would not have had a material effect on the value of our short-term investment portfolio.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligation under our supply agreement with Amphastar. Such obligations are denominated in the euros. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We have not entered into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks, but may enter into foreign currency hedging transactions in the future. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. During the six months ended June 30, 2015, we were required to purchase the minimum quarterly supply purchases of insulin contemplated under our supply agreement with Amphastar, and if a change in the U.S. dollar to euro exchange rate equal to 10% of the U.S. dollar to euro exchange rate on June 30, 2015 were to have occurred on June 30, 2015, this change would not have had a material effect on our results of operations or financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management determined that, as of June 30, 2015, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We entered into the Sanofi License Agreement to provide for the future development and commercialization of AFREZZA. We cannot be certain that our collaboration with Sanofi will continue for as long as there is a potential market for AFREZZA. Both we and Sanofi have certain rights to terminate the collaboration agreement, in certain circumstances, including a right by Sanofi to terminate the agreement upon specified prior written notice. If the agreement is terminated prior to the end of the commercial life of AFREZZA, we may not be able to find another collaborator for the development and commercialization of AFREZZA, and even if we elected to pursue further development and commercialization of AFREZZA on our own, we might not be able to do so successfully and would experience substantially increased capital requirements that we might not be able to fund. Our dependence on Sanofi and the Sanofi License Agreement subjects us to a number of risks, including:

•	Sanofi may not perform as expected and we may not be able to control the amount and timing of resources that Sanofi may devote to the development or commercialization of AFREZZA; moreover, Sanofi may elect to prioritize its other insulin products over AFREZZA;

•	we and Sanofi could disagree as to commercialization and development plans and Sanofi may fail to initiate clinical trials, delay clinical trials or stop a clinical trial;

•	there may be disputes between us and Sanofi, including disagreements regarding the Sanofi License Agreement, that may result in (a) the delay of (or prevent entirely) the achievement of regulatory and commercial objectives that would result in milestone payments, (b) the delay or termination of the development or commercialization of AFREZZA, and/or (c) costly litigation or arbitration that diverts our management’s attention and resources;

•	Sanofi may not comply with applicable regulatory guidelines with respect to the development or commercialization of AFREZZA, which could adversely impact the development of or sales of AFREZZA and could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production and refusal to approve any new drug applications;

•	Sanofi may not provide us with timely and accurate information regarding sales activities and supply forecasts, which could adversely impact our ability to comply with our manufacturing and supply obligations under our supply agreement with Sanofi and our and Sanofi’s ability to commercialize AFREZZA;

•	Sanofi may experience financial difficulties;

•	business combinations or significant changes in Sanofi’s business strategy may also adversely affect Sanofi’s ability to perform its obligations under the Sanofi License Agreement;

•	Sanofi may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation; and

•	notwithstanding the non-competition requirements in the Sanofi License Agreement, Sanofi could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors.

Any failure of Sanofi to adequately perform its obligations under the Sanofi License Agreement or the termination of such agreement could have a material and adverse impact on our business, financial condition and results of operations and the market price of our common stock and other securities could decline.

We have a history of operating losses, we expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

We have never been profitable or generated positive cash flow from cumulative operations to date. Historically, we have reported negative cash flow from operations other than for the nine months ended September 30, 2014, for the year ended December 31, 2014, and for the three months ended March 31, 2015 as a result of our receipt of the upfront payment and milestone payments. As of June 30, 2015, we had an accumulated deficit of $2.6 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to support the commercialization of AFREZZA, including costs and expenses to manufacture AFREZZA on a commercial scale. In addition, we have agreed to purchase annual minimum quantities of insulin under the Insulin Supply Agreement with Amphastar in the aggregate of approximately €120.1 million in calendar years 2015 through 2019. We may not have the necessary capital resources on hand in order to service this contractual commitment, and we may become obligated to make additional payments under the Insulin Supply Agreement in the event of its termination under certain scenarios. Our cumulative net loss may therefore increase significantly.

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

Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of June 30, 2015, we had stockholders’ deficit of $115.5 million. Our ability to achieve and sustain positive cash flow from operations and profitability depends heavily upon successfully commercializing AFREZZA in collaboration with Sanofi, and we cannot be sure when we will generate positive cash flow from operations or become profitable, if at all.

In the future we may need to raise additional capital to fund our operations.*

In the future, we may need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities related to the commercialization of AFREZZA and the development of other product candidates. It may be difficult for us to raise additional funds when and to the extent required or on favorable terms, or at all. As of June 30, 2015, we had stockholders’ deficit of $115.5 million, which may raise concerns about our solvency and affect our ability to raise additional capital. The extent of our additional funding requirements will depend on a number of factors, including:

•	the demand by any or all of the holders of the 2015 notes, 2018 notes, 2019 notes, and Tranche B notes to require us to repay or repurchase such debt securities if and when required;

•	our ability to repay or refinance existing indebtedness, including indebtedness under the 2015 notes which mature on August 15, 2015, and the extent to which the 2015 notes, 2018 notes or any other convertible debt securities we may issue are converted into or exchanged for shares of our common stock;

•	the rate of progress and costs of our clinical studies and research and development activities;

•	the costs of procuring raw materials and operating our manufacturing facilities;

•	our obligation to make milestone payments pursuant to the Milestone Agreement;

•	our obligation to bear our share of net losses under the Sanofi License Agreement;

•	our success in establishing strategic business collaborations or other sales or licensing of assets, and the timing and amount of any payments we might receive from any such transactions;

•	the degree of success in commercializing AFREZZA;

•	actions taken by the FDA and other regulatory authorities affecting AFREZZA and our product candidates and competitive products;

•	the emergence of competing technologies and products and other market developments;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;

•	the level of our legal and litigation expenses; and

•	the costs of discontinuing projects and technologies, and/or decommissioning existing facilities, if we undertake any such activities.

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

We have a substantial amount of debt pursuant to the 2015 notes, 2018 notes, 2019 notes, Tranche B notes, and our loan arrangement with The Mann Group LLC, we may incur additional indebtedness under such loan arrangement as well as the Sanofi Loan Facility and we may be unable to make required payments of interest and principal as they become due.*

As of August 10, 2015, we had $249.9 million principal amount of outstanding debt, consisting of:

•	$64.3 million principal amount of 2015 notes bearing interest at 5.75% per annum and maturing on August 15, 2015;

•	$27.7 million principal amount of 2018 notes bearing interest at 5.75% per annum and maturing on August 15, 2018;

•	$60.0 million principal amount of 2019 notes bearing interest at 9.75% per annum, $5.0 million of which is due and payable in July 2016, $15.0 million of which is due and payable in July 2017, $15.0 million of which is due and payable in July 2018 and $25.0 million of which is due and payable in July and December 2019;

•	$20.0 million principal amount of Tranche B notes bearing interest at 8.75% per annum, $5.0 million of which is due and payable in each of May 2017, 2018 and 2019, the balance of which is due and payable in December 2019; and

•	$49.5 million principal amount of indebtedness under the loan arrangement, dated as of October 2, 2007, between us and The Mann Group LLC (as amended, restated or otherwise modified as of the date hereof, the “Loan Arrangement”) bearing interest at 5.84% and maturing and due on January 5, 2020.

•	$28.4 million principal amount borrowed under the Sanofi Loan Facility to fund our share of net losses under the Sanofi License Agreement.

We may borrow up to an aggregate $175.0 million pursuant to the Sanofi Loan Facility to fund our share of net losses under the Sanofi License Agreement and an additional $30.1 million under the Loan Arrangement. As of June 30, 2015, our total share of the net losses are $28.4 million, classified as Sanofi loan facility and loss share obligation, and such has been borrowed under the Sanofi Loan Facility as of August 10, 2015. There can be no assurance that we will have sufficient resources to make any required repayments of principal under the 2015 notes, 2018 notes, 2019 notes or Tranche B notes when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2015 notes or 2018 notes, or certain Major Transactions as defined in the Facility Agreement in respect of the 2019 notes and the Tranche B notes, the holders of the respective debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. The 2015 notes bear interest at the rate of 5.75% per year on the outstanding principal amount, payable in cash semiannually in arrears on February 15 and August 15 of each year and the 2018 notes bear interest at the rate of 5.75% per year on the outstanding principal amount, payable in cash semiannually in arrears on February 15 and August 15 of each year. The 2019 notes bear interest at the rate of 9.75% per year on the outstanding principal amount and the Tranche B notes bear interest at the rate of 8.75% on the outstanding principal amount, with accrued interest on each payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. Loans under the Sanofi Loan Facility bear interest at a rate of 8.5% per annum, paid-in-kind on a quarterly basis (2.06% per quarter compounded). Loans under the Loan Arrangement accrue interest at a rate of 5.84% per annum, due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as we and The Mann Group LLC mutually agree. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future.

If we fail to pay interest on the 2015 notes, 2018 notes, 2019 notes, Tranche B notes, or on the loans under the Sanofi Loan Facility, or if we fail to repay or repurchase the 2015 notes, 2018 notes, 2019 notes, Tranche B notes, or the loans under the Sanofi Loan Facility when required, we will be in default under the indenture or other applicable instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

There can be no assurance that we will be able to comply with the covenants under any of the foregoing agreements, and we cannot predict whether the holders of the 2019 notes or Tranche B notes or the lender under the Sanofi Loan Facility would demand repayment of the outstanding balance of the 2019 notes, the Tranche B notes or the loans under the Sanofi Loan Facility as applicable or exercise any other remedies available to such holders if we were unable to comply with these covenants. The covenants and restrictions contained in the foregoing agreements could significantly limit our ability to respond to changes in our business or competitive activities or take advantage of business opportunities that may create value for our stockholders and the holders of our other securities. In addition, our inability to meet or otherwise comply with the covenants under these agreements could have an adverse impact on our financial position and results of operations and could result in an event of default under the terms of our other indebtedness, including our indebtedness under the 2015 notes and the 2018 notes. In the event of certain future defaults under the foregoing agreements for which we are not able to obtain waivers, the holders of the 2015 notes, 2018 notes, 2019 notes and Tranche B notes and the lender under the Sanofi Loan Facility may accelerate all of our repayment obligations, and, with respect to the 2019 notes and Tranche B notes and the loans under the Sanofi Loan Facility, take control of our pledged assets, potentially requiring us to renegotiate the terms of our indebtedness on terms less favorable to us, or to immediately cease operations.

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

Healthcare legislation may make it more difficult to receive revenues. *

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “PPACA”), became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the healthcare industry. Among the provisions of PPACA of importance to us are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	a 2.3% medical device excise tax on certain transactions, including many U.S. sales of medical devices, which currently includes and we expect will continue to include U.S. sales of certain drug-device combination products;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively;

•	a licensure framework for follow-on biological products;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report annually to the Centers for Medicare & Medicaid Services (“CMS”) certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any “payments or transfers of value” made or distributed to prescribers, teaching hospitals and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year;

•	a new requirement to annually report drug samples that certain manufacturers and authorized distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

Future sales of shares of our common stock in the public market, or the perception that such sales may occur, may depress our stock price and adversely impact the market price of our common stock and other securities. *

If our existing stockholders or their distributees sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the market price of our common stock and the market price of our other securities. Any such sales of our common stock in the public market may affect the price of our common stock or the market price of our other securities.

In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for: issuance upon the exercise of stock options and, in the future, may be reserved for the vesting of restricted stock unit awards; the purchase of shares of common stock under our employee stock purchase program; and the issuance of shares upon exchange or conversion of the 2015 notes, the 2018 notes or any other convertible debt we may issue. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance or sale of substantial amounts of common stock, or the perception that such issuances or sales may occur, could adversely affect the market price of our common stock and other securities.

Our stock price is volatile and may affect the market price of our common stock and other securities.*

The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:

•	the progress of the commercial launch of AFREZZA and other events or circumstances that we or others estimate will impact the future commercialization of AFREZZA;

•	our or Sanofi’s future estimates of AFREZZA sales, prescriptions or other operating metrics;

•	the progress and results of our preclinical and clinical studies of our product candidates and the post-approval studies of AFREZZA required by the FDA;

•	general economic, political or stock market conditions;

•	legislative developments;

•	announcements by us, our collaborators, or our competitors concerning clinical study results, acquisitions, strategic alliances, technological innovations, newly approved commercial products, product discontinuations, or other developments;

•	the availability of critical materials used in developing and manufacturing AFREZZA or other product candidates;

•	developments or disputes concerning our collaboration with Sanofi or our relationships with third party manufacturers;

•	developments or disputes concerning our patents or proprietary rights;

•	the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals;

•	announcements by us concerning our financial condition or operating performance;

•	changes in securities analysts’ estimates of our financial condition or operating performance;

•	general market conditions and fluctuations for emerging growth and pharmaceutical market sectors;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	the status of any legal proceedings or regulatory matters against or involving us or any of our executive officers and directors;

•	the existence of, and the issuance of shares of our common stock pursuant to, the share lending agreement and the short sales of our common stock effected in connection with the sale of our 2015 notes;

•	speculative trading based on the expected completion or non-completion of the exchange transactions relating to our 2015 notes, and the issuance of shares upon exchange or conversion of our 2015 notes; and

•	discussion of AFREZZA, our other product candidates, competitors’ products, or our stock price by the financial and scientific press, the healthcare community and online investor communities such as chat rooms. In particular, it may be difficult to verify statements about us and our investigational products that appear on interactive websites that permit users to generate content anonymously or under a pseudonym and statements attributed to company officials may, in fact, have originated elsewhere.

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

Our Executive Chairman and principal stockholder may be able to heavily influence our direction and policies as a result of his ownership of our common stock, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.*

At June 30, 2015, Alfred E. Mann, our Executive Chairman and principal stockholder, beneficially owned approximately 37.2% of our outstanding shares of capital stock. By virtue of his holdings, Mr. Mann may be able to heavily influence elections of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.

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

The future sale of our common stock, the exchange or conversion of our 2015 notes or 2018 into common stock or the exercise of our warrants for common stock could negatively affect the market price of our common stock and other securities.*

As of August 7, 2015, we had 414,033,866 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise the issuance of additional shares of our common stock upon the exchange or conversion of some or all of our 2015 notes or 2018 notes, or upon the exercise of some or all of the warrants we issued in February 2012, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes and warrants may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

We have a limited number of unreserved shares available for future issuance, which may impair our ability to conduct future financing and other transactions.*

Our amended and restated certificate of incorporation currently authorizes us to issue up to 550,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of August 7, 2015, we had a total of 135,966,134 shares of common stock that were authorized but unissued, and we have currently reserved a significant number of these shares for future issuance pursuant to outstanding equity awards, our equity plans, our 2015 notes and our 2018 notes. As a result, our ability to issue shares of common stock other than pursuant to existing arrangements will be limited until such time, if ever, that we are able to amend our amended and restated certificate of incorporation to further increase our authorized shares of common stock or shares currently reserved for issuance otherwise become available (for example, due to the termination of the underlying agreement to issue the shares).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As more fully described in our Current Report on Form 8-K filed on July 29, 2015, on July 28, 2015 we entered into separate, privately-negotiated exchange agreements (the “Stock-for-Note Exchange Agreements”) with select holders of our outstanding 2015 notes, pursuant to which we agreed to issue shares of our common stock (the “Exchange Shares”), to such holders in exchange for their delivery to us of up to $56.9 million aggregate principal amount of 2015 notes, with the exchange price for up to approximately 1/10th of the 2015 notes held by such holders to be determined each trading day over a 10 trading day period ending on, and including, August 11, 2015 (the “Exchange Period”).

On August 10, 2015, we entered into amendments (the “Amendments”) to the Stock-for-Note Exchange Agreements to allow each holder to increase the principal amount of 2015 notes that may be exchanged on any trading day during the remainder of the Exchange Period, up to the aggregate principal amount of 2015 notes subject to the applicable Stock-for-Note Exchange Agreement and not previously exchanged for Exchange Shares.

The foregoing description of the Amendments does not purport to be complete and is qualified in its entirety by reference to the Amendments, the form of which we expect to file as an exhibit to a subsequent filing with the Securities and Exchange Commission.

This report does not constitute an offer to sell, or a solicitation of an offer to buy, any security and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offering would be unlawful.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), originally filed with the SEC on August 9, 2007).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Quarterly report on Form 10-Q (File No. 000-50865), originally filed with the SEC on August 2, 2010).

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

3.5	Amended and Restated Bylaws (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on November 19, 2007).

4.1	Form of common stock certificate (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 18, 2013).

4.2	Registration Rights Agreement, dated October 15, 1998 by and among CTL Immuno Therapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended (incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

4.3	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated August 24, 2010 (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on August 24, 2010).

4.4	Form of 5.75% Senior Convertible Note due 2015 (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on August 24, 2010).

4.5	Form of Warrant to Purchase Common Stock issued February 8, 2012 (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on February 6, 2012).

4.6	Form of 9.75% Senior Secured Convertible Promissory Note due 2019 (incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

Exhibit Number	Description of Document

4.7	Form of Amended and Restated 9.75% Senior Secured Convertible Promissory Note due 2019 (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 3, 2014).

4.8	Form of Tranche B Senior Secured Note due 2019 (incorporated by reference to Exhibit 4.8 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50856), filed with the SEC on May 12, 2014).

4.9	Milestone Rights Purchase Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.10	Guaranty and Security Agreement, dated as of July 1, 2013, by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.11	Registration Rights Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.12	Facility Agreement, dated as of July 1, 2013, by and among MannKind Corporation, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.13	First Amendment to Facility Agreement and Registration Rights Agreement, dated as of February 28, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 3, 2014).

4.14	Form of Tranche B Senior Secured Note due 2019 (incorporated by reference to Exhibit 4.8 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on May 12, 2014).

4.15	Senior Secured Revolving Promissory Note, dated as of September 23, 2014, by and between MannKind Corporation and Aventisub LLC (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 29, 2014).

4.16	Senior Secured Revolving Promissory Note, dated as of September 23, 2014, by and between MannKind Corporation and Aventisub LLC (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 29, 2014).

4.17	Guaranty and Security Agreement, dated as of September 23, 2014, by and among MannKind Corporation, MannKind LLC and Aventisub LLC (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 29, 2014).

4.18	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated August 10, 2015.

4.19	Form of 5.75% Convertible Senior Subordinated Exchange Note due 2018 (included in Exhibit 4.18 as Exhibit A thereto).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

+	Indicates management contract

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2015	MANNKIND CORPORATION

	By:	/s/ MATTHEW J. PFEFFER
Matthew J. Pfeffer
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)