Form 10-Q
period 2015-09-30
MANNKIND CORP
filed 2015-11-09
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 000-50865

MannKind Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3607736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25134 Rye Canyon Loop Suite 300 Valencia, California	91355
(Address of principal executive offices)	(Zip Code)

(661) 775-5300

(Registrant’s telephone number, including area code)

28903 North Avenue Paine

Valencia, California

(Former address, if changed since last report)

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

As of November 2, 2015, there were 409,486,687 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2015

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$32,928	$120,841
Receivables from collaboration	1,679	50,436
Inventory	23,402	9,670
Prepaid expenses and other current assets	13,227	20,206

Total current assets	71,236	201,153
Property and equipment — net	191,408	192,127
Deferred product costs from collaboration	13,539	—
Other assets	1,831	1,159

Total assets	$278,014	$394,439

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,444	$7,394
Accrued expenses and other current liabilities	14,081	26,206
Facility financing obligation	74,163	72,995
Senior convertible notes-current	—	99,355
Deferred product sales from collaboration	17,474	436
Deferred payments from collaboration	157,145	196,967

Total current liabilities	267,307	403,353
Note payable to principal stockholder	49,521	49,521
Sanofi loan facility and loss share obligation	43,653	3,034
Senior convertible notes-long term	27,607	—
Other liabilities	14,495	12,301

Total liabilities	402,583	468,209

Commitments and contingencies
Stockholders’ deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value — 550,000,000 shares authorized at September 30, 2015 and December 31, 2014; 418,263,814 and 406,059,089 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	4,182	4,061
Additional paid-in capital	2,457,482	2,416,967
Accumulated other comprehensive loss	(19)	(14)
Accumulated deficit	(2,586,214)	(2,494,784)

Total stockholders’ deficit	(124,569)	(73,770)

Total	$278,014	$394,439

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	6,341	19,178	23,455	82,684
General and administrative	11,547	19,088	32,649	66,840
Product manufacturing	8,115	—	15,688	—

Total operating expenses	26,003	38,266	71,792	149,524

Loss from operations	(26,003)	(38,266)	(71,792)	(149,524)
Other income	67	7,898	1,470	1,638
Loss on extinguishment of debt	(1,049)	—	(1,049)	—
Interest expense on note payable to principal stockholder	(729)	(729)	(2,164)	(2,164)
Interest expense on notes	(4,145)	(5,424)	(17,899)	(11,895)
Interest income	2	1	8	4

Loss before benefit for income taxes	(31,857)	(36,520)	(91,426)	(161,941)
Income tax benefit	—	—	—	—

Net loss	$(31,857)	$(36,520)	$(91,426)	$(161,941)

Net loss per share — basic and diluted	$(0.08)	$(0.09)	$(0.23)	$(0.42)

Shares used to compute basic and diluted net loss per share	405,199	394,163	401,734	381,332

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net loss	$(31,857)	$(36,520)	$(91,426)	$(161,941)
Other comprehensive (loss) income — cumulative translation (loss) gain	1	(7)	(5)	(7)

Comprehensive loss	$(31,856)	$(36,527)	$(91,431)	$(161,948)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(91,426)	$(161,941)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and accretion	10,094	15,574
Stock-based compensation expense	6,378	46,755
Loss on disposal of property and equipment	27	—
Loss on extinguishment of debt	1,049	—
Interest paid through borrowings under Sanofi Loan Facility	798	—
Write off of derivative liability	—	(363)
Income from sale of intellectual property	—	(9,250)
Interest expense related to milestone payment	—	1,850
Other, net	(5)	(7)
Changes in assets and liabilities:
Inventory	(13,732)	—
Receivables from Collaboration	48,757	—
Prepaid expenses and other current assets	6,979	(14,768)
Deferred product costs from collaboration	(13,539)	—
Other assets	(672)	(895)
Accounts payable	(2,698)	13,692
Accrued expenses and other current liabilities	(5,922)	(3,003)
Deferred product sales from collaboration	17,038	—
Deferred up-front payment from collaboration agreement	—	150,000
Other liabilities	2,193	2,186

Net cash (used in) provided by operating activities	(34,681)	39,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,969)	(19,134)
Proceeds from sale of property and equipment	78	—
Proceeds from sale of intellectual property	—	9,250

Net cash used in investing activities	(9,891)	(9,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	13,524	38,573
Proceeds from issuance of facility financing obligation & milestone rights	—	40,000
Proceeds from issuance of Tranche B of the facility financing obligation	—	20,000
Payment of 2015 notes	(64,287)	—
Payment of debt issuance costs on 2018 notes	(831)	—
Milestone payment	(4,219)	—
Other	40	—
Proceeds from issuance of common stock pursuant to ATM issuance	14,536	—
Issuance costs of ATM	(271)	—
Payment of employment taxes related to vested restricted stock units	(1,833)	(26,844)

Net cash (used in) provided by financing activities	(43,341)	71,729

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(87,913)	$101,675
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	120,841	70,790

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32,928	$172,465

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash, net of amounts capitalized	11,439	9,740
Issuance of common stock pursuant to conversion of facility financing obligation	—	93,500
Non-cash construction in progress and property and equipment	192	3,809
Reclassification of share-based awards to liability	—	22,963
Tranche B Commitment Asset	—	1,753
Payment of 2015 notes and interest through issuance of common stock	8,253	—
Reclassification of deferred payments from collaboration to Sanofi loan facility	28,150	—

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2015 may not be indicative of the results that may be expected for the full year.

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

Basis of Presentation — The Company’s primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, raising capital, and undertaking pre-commercialization and commercialization activities related to AFREZZA. It is costly to develop therapeutic products and conduct associated clinical studies. As of September 30, 2015, the Company had an accumulated deficit of $2.6 billion and a stockholders’ deficit of $124.6 million. Historically the Company has reported negative cash flow from operations other than for the nine months ended September 30, 2014, the year ended December 31, 2014, and for the three months ended March 31, 2015, as a result of receipt of the upfront payment and milestone payments under the Sanofi License Agreement.

At September 30, 2015, the Company’s capital resources consisted of cash and cash equivalents of $32.9 million and outstanding debt of $185.4 million principal amount. The Company expects to continue to incur significant expenditures to support commercial manufacturing of AFREZZA and the development of other product candidates. In addition, the Company’s facility agreement (the “Facility Agreement”) with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) (see Note 14 – Facility Agreement) contains a financial covenant that requires the Company’s cash and cash equivalents, which include available borrowings under the Company’s loan arrangement (the “Loan Arrangement”) with The Mann Group LLC (“The Mann Group”), on the last day of each fiscal quarter to not be less than $25.0 million. The Company must continue to incur expenses to support commercialization of Afrezza and will need to raise additional capital to finance such activities. The Company cannot be certain that it will be able to raise additional capital on favorable terms, or at all, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Under the Sanofi License Agreement, Sanofi paid the Company an up-front cash payment of $150.0 million in the third quarter of 2014, and $50.0 million in milestone payments in the first quarter of 2015. The foregoing milestone payments were earned as of December 31, 2014. The Company is also eligible to receive up to $725.0 million in additional milestone payments under the Sanofi License Agreement if certain development, regulatory and sales milestones are achieved. Worldwide profits and losses, which are determined based on the difference between the net sales of AFREZZA and the costs and expenses incurred by the Company and Sanofi that are specifically attributable or related to the development, regulatory filings, manufacturing, or commercialization of AFREZZA, will be shared 65% by Sanofi and 35% by the Company. In connection with the Sanofi License Agreement, an affiliate of Sanofi provided the Company with a secured loan facility (the “Sanofi Loan Facility”) of up to $175.0 million to fund the Company’s share of net losses under the Sanofi License Agreement.

Additional funding sources that are, or in certain circumstances may be available to the Company, include approximately $30.1 million principal amount of available borrowings under its Loan Arrangement (see Note 5 – Related-party arrangements) and potential proceeds from the exercise of warrants issued in its February 2012 public offering of approximately $9.4 million, and the Company’s at-the-market issuance sales agreements which allow the Company to sell up to $37.5 million in common stock provided no sales may be made except pursuant to an effective registration statement. In September 2015, the Company sold $12.2 million in common stock under the at-the-market sales agreement. The registration statement under which the shares that may be sold pursuant to the at-the-market issuance sales agreements are registered will expire on September 4, 2018. The Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company will need to raise additional capital, whether through a sale of equity or debt securities, a strategic business collaboration with a pharmaceutical company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to continue the development and commercialization of AFREZZA and other product candidates and to support its other ongoing activities. However, the Company cannot provide assurances that such additional capital will be available on acceptable terms or at all.

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

In May 2014, the FASB issued ASU 2014-09 related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. In July 2015, the FASB issued ASU 2015-14, which delayed the effective date of the new revenue standard by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The standard is effective beginning the first quarter of the Company’s 2018 fiscal year and may be adopted either by restating all years presented in the Company’s financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of fiscal 2018. The Company is assessing the potential impact of the new standard on its consolidated financial statements and has not yet selected a transition method.

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

2. Inventories

Inventories consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$19,349	$4,856
Work-in-process	3,941	4,719
Finished goods	112	95

Total inventories	$23,402	$9,670

3. Property and equipment

Property and equipment — net consist of the following (dollar amounts in thousands):

	Estimated Useful Life (Years)	September 30, 2015	December 31, 2014
Land	—	$5,273	$5,273
Buildings	39-40	54,948	54,948
Building improvements	5-40	131,388	114,131
Machinery and equipment	3-15	102,432	80,919
Furniture, fixtures and office equipment	5-10	5,015	5,015
Computer equipment and software	3	10,242	10,465
Leasehold improvements	4	—	17
Construction in progress		7,461	39,580

		316,759	310,348
Less accumulated depreciation and amortization		(125,351)	(118,221)

Property and equipment — net		$191,408	$192,127

Leasehold improvements are amortized over four years which is the shorter of the term of the lease or the service lives of the improvements.

Depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Depreciation and amortization expense	$3,165	$2,449	$8,282	$4,972

4. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Salary and related expenses	$10,499	$14,928
Accrued interest	473	2,396
Construction in progress	19	1,343
Other	3,090	7,539

Accrued expenses and other current liabilities	$14,081	$26,206

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

As of September 30, 2015, the total principal amount outstanding under the Loan Arrangement was $49.5 million, and the amount available for future borrowings was $30.1 million. Interest, at a fixed rate of 5.84%, is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as the Company and The Mann Group mutually agree. All or any portion of accrued and unpaid interest that becomes due and payable may be paid-in-kind and capitalized as additional borrowings at any time and would be classified as non-current upon mutual agreement of both parties. As of September 30, 2015, the Company had accrued $5.7 million of interest in other liabilities related to the Loan Arrangement. The Mann Group can require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months (less approximately $105.0 million aggregate principal amount that has been cancelled in connection with two common stock purchase agreements). If The Mann Group exercises this right, the Company will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances. However, pursuant to a letter agreement entered into in August 2010, The Mann Group has agreed to not require the Company to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require the Company to use its working capital resources. In addition, The Mann Group entered into a subordination agreement with Deerfield pursuant to which The Mann Group agreed with Deerfield not to demand or accept any payment under the Loan Arrangement until the Company’s payment obligations to Deerfield under the Facility Agreement have been satisfied in full. Subject to the foregoing, in the event of a default under the Loan Arrangement, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the Loan Arrangement are unsecured. The Loan Arrangement contains no financial covenants.

During the nine months ended September 30, 2015, there were no additional borrowings under or amendments to the Loan Arrangement.

6. Senior convertible notes

Senior convertible notes consist of the following (in thousands):

	September 30, 2015	December 31, 2014
2015 notes
Principal amount	$—	$100,000
Unaccreted debt issuance costs	—	(645)

Net carrying amount	$—	$99,355
2018 notes
Principal amount	$27,690	$—
Unamortized premium	717	—
Unaccreted debt issuance costs	(800)

Net carrying amount	$27,607	$—

Issuance of new 5.75% Convertible Senior Subordinated Exchange Notes due 2018 in exchange for 2015 notes

On July 28, 2015, the Company entered into privately-negotiated exchange agreements (the “Note Exchange Agreements”) with a select holder of the Company’s 5.75% Senior Convertible Notes due 2015 (the “2015 notes”), pursuant to which the Company agreed to issue $27.7 million aggregate principal amount of new 5.75% Convertible Senior Subordinated Exchange Notes due 2018 (the “2018 notes”) to such holders in exchange for the delivery to the Company of the same principal amount of 2015 notes. The 2018 notes were issued at the closing of the exchange on August 10, 2015. The Company analyzed this exchange under the provisions of ASC 470-50 and concluded that the exchange represents an extinguishment of the 2015 notes and a new issuance of 2018 notes and recorded such notes at fair value which resulted in a premium of $0.7 million.

The 2018 notes are the Company’s general, unsecured, senior obligations, except that the 2018 notes are subordinated in right of payment to the outstanding notes issued pursuant to the Facility Agreement and the Company’s borrowings under the Sanofi Loan Facility with an affiliate of Sanofi-Aventis U.S. LLC. The 2018 notes rank equally in right of payment with the Company’s other unsecured senior debt. The 2018 notes bear interest at the rate of 5.75% per year on the principal amount, payable semiannually in arrears in cash on February 15 and August 15 of each year, beginning February 15, 2016, with interest accruing from August 15, 2015. The 2018 notes mature on August 15, 2018.

The 2018 notes are convertible, at the option of the holder, at any time on or prior to the close of business on the business day immediately preceding the stated maturity date, into shares of the Company’s common stock at an initial conversion rate of 147.0859 shares per $1,000 principal amount of 2018 notes, which is equal to a conversion price of approximately $6.80 per share, the same conversion price as that of the 2015 notes on the date of exchange. The conversion rate is subject to adjustment under certain circumstances described in an indenture governing the 2018 notes dated August 10, 2015 with Wells Fargo, National Association, including in connection with a make-whole fundamental change.

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

On or after the date that is one year following the original issue date of the 2018 notes, the Company will have the right to redeem for cash all or part of the 2018 notes if the last reported sale price of its common stock exceeds 130% of the conversion price then in effect for 20 or more trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date of the redemption notice. The redemption price will equal the sum of 100% of the principal amount of the 2018 notes to be redeemed, plus accrued and unpaid interest. Under the terms of the 2018 Note Indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the indenture, including the make-whole shares, is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the term of the 2018 notes under existing commitments. Applying the Company’s sequencing policy, the Company performed an analysis at the time of the offering of the 2018 notes and each reporting date since and has concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was sufficient to deliver the number of shares that could be required to be delivered during the term of the 2018 notes under existing commitments.

The 2018 notes provide that upon an acceleration of certain indebtedness, including the 9.75% Senior Convertible Notes due 2019 (the “2019 notes”) and the 8.75% Senior Convertible Notes due 2019 (the “Tranche B notes”) issued to Deerfield pursuant to the Facility Agreement (see Note 14 – Facility Agreement), the holders may elect to accelerate the Company’s repayment obligations under the notes if such acceleration is not cured, waived, rescinded or annulled. There can be no assurance that the holders would not choose to exercise these rights in the event such events were to occur.

The Company incurred approximately $0.8 million in issuance costs which are recorded as an offset to the 2018 notes in the accompanying condensed consolidated balance sheet. These costs are being accreted to interest expense using the effective interest method over the term of the 2018 notes.

Issuance of common stock in exchange for 2015 notes

On July 28, 2015, the Company entered into separate, privately-negotiated exchange agreements (the “Stock-for-Note Exchange Agreements”) with certain holders of the 2015 notes pursuant to which the Company agreed to issue shares of its common stock to such holders in exchange for the delivery to the Company of up to $56.9 million aggregate principal amount of 2015 notes.

Pursuant to the Stock-for-Note Exchange Agreements, the parties agreed to price the exchange transactions over a 10 trading day period spanning from July 29, 2015 to and including August 11, 2015. Between July 28, 2015 and August 10, 2015, the Company issued an aggregate of 1.9 million shares of common stock to such holders in exchange for such holders’ delivery to the Company of $8.0 million aggregate principal amount of 2015 notes, resulting in a weighted-average exchange price of $4.40 per share.

Issuance of new 5.75% Convertible Senior Subordinated Exchange Notes due 2015 in exchange for 2015 notes

On August 14, 2015, the Company exchanged $32.1 million aggregate principal amount of newly issued, 5.75% Convertible Senior Subordinated Exchange Notes due 2015 (the “Exchange Notes”) for the same principal amount of the Company’s previously outstanding 2015 notes. The Exchange Notes, payable at maturity on September 30, 2015, were convertible, at the option of each holder thereof, at any time on or prior to the close of business on the business day immediately preceding the stated maturity date. The holders of the Exchange Notes did not elect to convert any of the outstanding principal amount of the Exchange Notes into shares of the Company’s common stock. As a result, on September 30, 2015, the Company paid $32.1 million to settle the Exchange Notes.

Settlement of 2015 notes and Exchange Notes

On August 17, 2015, the Company paid $32.2 million to settle the remaining 2015 notes. As of September 30, 2015, all 2015 notes, including the Exchange Notes, have been settled resulting in a total loss on extinguishment equal to $1.0 million. The loss on extinguishment resulted from write-off of debt discount and debt issuance costs associated with the 2015 notes and Exchange Notes and the difference between the principal amounts being exchanged for shares of the Company’s common stock, pursuant to the various Stock-for-Note Exchange Agreements, and the fair market value of the Company’s common stock issued in exchange for such reduction in principal.

Accretion of debt issuance expense in connection with the 2015 and 2018 notes during the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Accretion expense	$195	$231	$673	$681

Amortization of 2018 notes premium during the three and nine months ended September 30, 2015 was $29,000.

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

In order for revenue to be recognized, the seller’s price to the buyer must be fixed and determinable. Given that as of September 30, 2015, the Company did not have the ability to estimate the amount of costs that would potentially be incurred under the loss share provision related to the Sanofi License Agreement and the Sanofi Supply Agreement, the Company believes this requirement for revenue recognition has not been met.

As such, the Company did not recognize any revenue pursuant to the Sanofi License Agreement or the Sanofi Supply Agreement for the three or nine months ended September 30, 2015. The Company has recorded the $150.0 million up-front payment and $50.0 million from milestone payments as deferred payments from collaboration. In addition, as of September 30, 2015 the Company has recorded $17.5 million in AFREZZA product shipments to Sanofi as deferred product sales from collaboration and recorded $13.5 million as deferred product costs from collaboration. Deferred product costs represent the costs of product manufactured and shipped to Sanofi, not to exceed the amount of deferred product sales, for which recognition of revenue has been deferred. During the three months ended September 30, 2015, the Company’s portion of the loss sharing was $14.7 million, which resulted in the reclassification from current deferred payments from collaboration to Sanofi loan facility and loss share obligation.

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

In order to fund the Company’s portion of the loss sharing during the three months ended September 30, 2015, subsequent to September 30, 2015, the Company borrowed $14.7 million under the Sanofi Loan Facility to finance the portion of the Company’s loss from the quarter ended September 30, 2015. As of November 6, 2015, the total amount owed to Sanofi under the Sanofi Loan Facility was $43.7 million, which includes $0.8 million in paid-in-kind interest.

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

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash. As of September 30, 2015 and December 31, 2014, the Company held $32.9 million and $120.8 million, respectively, of cash and cash equivalents, consisting primarily of money market funds of $32.9 million and $118.5 million, respectively, and the remaining in non-interest bearing checking accounts. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market, which equals carrying value (Level 1 in the fair value hierarchy).

Related-Party Arrangement

The fair value of the note payable to our principal stockholder cannot be reasonably estimated as the Company would not be able to obtain a similar credit arrangement in the current economic environment.

2018 notes, facility financing obligation and Sanofi Loan Facility

The following is a summary of the carrying values and estimated fair values of the 2018 notes, the facility financing obligation (i.e., the 2019 notes and Tranche B notes), and the Sanofi Loan Facility (in millions):

	September 30, 2015		December 31, 2014
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
2018 notes	$27.6	$28.4	$—	$—
Facility financing obligation	$74.2	$78.7	$73.0	$75.1
Sanofi Loan Facility	$28.9	$28.9	$3.0	$3.0

2018 notes

The estimated fair value of the 2018 notes was calculated based on model-derived valuations whose inputs were observable, such as the Company’s stock price and yields on U.S. Treasury notes and actively traded bonds, and non-observable, such as the Company’s longer-term historical volatility, and estimated yields implied from any available market trades of the Company’s issued debt instruments. As there is no current observable market for the 2018 notes, the Company determined the estimated fair value using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash flows based on terms of the notes with market-based assumptions regarding risk-free rate, risk-adjusted yields, stock price volatility and recent price quotes and trading information regarding Company issued debt instruments and shares of common stock into which the notes are convertible (Level 3 in the fair value hierarchy).

Facility financing obligation

As discussed in Note 14 — Facility Agreement, in connection with the Facility Agreement, the Company issued 2019 notes and subsequently issued Tranche B notes. As there is no current observable market for the 2019 notes or Tranche B notes, the Company determined the estimated fair value using a bond valuation model based on a discounted cash flow methodology. The bond valuation model combined expected cash flows associated with principal repayment and interest based on the contractual terms of the debt agreement discounted to present value using a selected market discount rate. At September 30, 2015 the market discount rate was recalculated at 12.0% for the 2019 notes and 11.0% for the Tranche B notes (Level 3 in the fair value hierarchy).

In addition to the 2019 notes and Tranche B notes, the Company also issued certain rights to receive payments of up to $90.0 million upon occurrence of specified strategic and sales milestones (the “Milestone Rights”). These rights are not reflected in the facility financing obligation. The estimated fair value of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones discounted to present value using a selected market discount rate (Level 3 in the fair value hierarchy). The expected timing and probability of achieving the milestones, starting in 2014, was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate (15.0%) was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. As of September 30, 2015, the fair value of the Milestone Rights is estimated at $42.2 million.

Sanofi Loan Facility

As discussed in Note 7 — the Sanofi Loan Facility, consists of a senior secured revolving promissory note and a guaranty and security agreement with an affiliate of Sanofi which provides the Company with a secured loan facility of up to $175.0 million to fund the Company’s share of net losses under the Sanofi License Agreement. As of September 30, 2015, the Company has borrowed $28.9 million, which includes $0.8 million in paid-in-kind interest, under the Sanofi Loan Facility and the estimated fair value was determined to approximate the carrying value based on the consideration of the key elements of the contractual terms of the Sanofi Loan Facility, market-based estimated cost of capital, and time value of money, namely the amount of time to settlement and the estimated discount rate appropriate for the liability (Level 3 in the fair value hierarchy).

This analysis was performed using a discounted cash flow model in which time outstanding and discount rate were the primary variables.

There were no material re-measurements to fair value during the nine months ended September 30, 2015 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers of assets or liabilities between the fair value measurement levels during the nine months ended September 30, 2015.

9. Common and preferred stock

Included in the common stock outstanding as of September 30, 2015 and December 31, 2014 are 9.0 million shares of common stock loaned to Bank of America, N.A. under a share lending agreement dated August 18, 2010 in connection with the offering of $100.0 million aggregate principal amount of 2015 notes (see Note 6 — Senior convertible notes). Bank of America is obligated to return the borrowed shares (or, in certain circumstances, the cash value thereof) to the Company on or about the 45th business day following the date as of which the entire principal amount of the 2015 notes ceases to be outstanding, subject to extension or acceleration in certain circumstances or early termination at Bank of America’s option. The Company did not receive any proceeds from the sale of the borrowed shares by Bank of America, but the Company did receive a nominal lending fee of $0.01 per share from Bank of America for the use of borrowed shares. On October 23, 2015, the 9,000,000 borrowed shares were returned to the Company in accordance with the share lending agreement (see Note 16 – Subsequent events).

10. Accounting for stock-based compensation

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Stock-based compensation	$2,600	$(4,827)	$6,378	$46,755

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

During the three months ended September 30, 2015, the Company issued stock awards to employees with a four-year vesting schedule. The grant date fair value of the 897,300 restricted stock units and 1,200,900 stock options issued was $3,508,443 and $2,910,767, respectively, with a grant date fair value per share of $3.91 and $2.42, respectively.

As of September 30, 2015, there was $7.9 million and $8.6 million of unrecognized compensation cost related to options and restricted stock units, respectively, which are expected to be recognized over the remaining weighted average vesting period of 2.9 years.

11. Net loss per common share

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period excluding the shares loaned to Bank of America under a share lending arrangement (see Note 9 — Common and preferred stock). As of September 30, 2015, 9.0 million shares of the Company’s common stock, which were loaned to Bank of America pursuant to the terms of a share lending agreement, were issued and are outstanding, and the holder of the borrowed shares has all the rights of a holder of the Company’s common stock. However, because the share borrower was required to return all borrowed shares to the Company, the borrowed shares were not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share during the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying condensed consolidated statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation consisted of an aggregate of 30,416,127 shares and 47,820,744 shares as of September 30, 2015 and 2014, respectively, and exclude the 9,000,000 shares loaned under the share lending arrangement which were subsequently returned on October 23, 2015 (see Note 16 – Subsequent events).

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

Commitments — On July 31, 2014, the Company entered into the Insulin Supply Agreement, (the “Insulin Supply Agreement”), with Amphastar France Pharmaceuticals S.A.S. (“Amphastar”), pursuant to which the Company agreed to purchase certain annual minimum quantities of insulin for an aggregate total purchase price of approximately €120.1 million for calendar years 2015 through 2019, of which €99.0 million remains as an obligation as of September 30, 2015.

13. Income taxes

As required by ASC 740 Income Taxes (“ASC 740”), the Company’s management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets and concluded, in accordance with the applicable accounting standards, that net deferred tax assets should be fully reserved.

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

14. Facility Agreement

As of September 30, 2015, there were $60.0 million principal amount of 2019 notes and $20.0 million principal amount of Tranche B notes outstanding. The 2019 notes accrue interest at annual rate of 9.75% and the Tranche B notes accrue interest at an annual rate of 8.75%. The Facility Agreement principal repayment schedule is comprised of annual payments beginning on July 1, 2016 and ending December 9, 2019. The repayment dates correspond to the dates on which the 2019 notes or Tranche B notes, as applicable, were issued.

In conjunction with the Facility Agreement, the Company entered into a Milestone Rights Agreement with Deerfield which requires the Company to make contingent payments to Deerfield, totaling up to $90.0 million, upon the Company achieving specified commercialization milestones.

The Milestone Rights were initially recorded as a short-term liability equal to $3.2 million included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet and a long-term liability equal to $13.1 million included in other liabilities. During the first quarter of 2015, a milestone triggering event was achieved following the Company’s product launch on February 3, 2015, which resulted in a $5.8 million incremental charge to interest expense due to the increase in carrying value of the liability to the required $10.0 million payment made in February of 2015. During the third quarter of 2015, the Company re-assessed the probability of achieving the first sales related milestone, based on update financial information to determine the appropriate classification. Based on updated financial information, the company reclassified the short-term portion of the milestone rights liability of $1.6 million to long-term. As of September 30, 2015, the remaining liability balance of $8.9 million is classified as long-term.

Accretion of debt issuance cost and debt discount in connection with the facility financing agreement during the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Accretion expense- debt issuance cost	$9	$9	$26	$318
Accretion expense – debt discount	$397	$306	$1,142	$7,189

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

15. Restructuring charges

In September 2015, the Company initiated a restructuring of the organization as a result of its shift to commercial production of AFREZZA. In connection with the restructuring, the Company reduced its total workforce by approximately 26% to 198 employees. The Company recorded charges of approximately $3.2 million for employee severance and other related termination benefits and recognized a liability of $3.2 million as of September 30, 2015, which approximates fair value. The Company expects to substantially pay the obligation in the fourth quarter of 2015.

The $3.2 million of costs associated with the restructuring are included in “Research and development” and “General and administrative” operating expenses in the condensed consolidated statements of operations as $2.0 million and $1.2 million, respectively, for the three months ended September 30, 2015.

16. Subsequent events

In October 2015, the 9.0 million shares of common stock loaned to Bank of America, N.A. pursuant to a stock lending agreement dated August 18, 2010 were returned. The stock lending agreement terminated a specified number of days following the date as of which the entire principal amount of Senior Convertible Notes due 2015 ceased to be outstanding. The Company settled all payments and deliveries in respect of such convertible notes on August 17, 2015.

Borrowings under Sanofi Loan Facility

On October 27, 2015, the Company borrowed $14.7 million under the Sanofi Loan Facility to finance the portion of its losses for the three months ended September 30, 2015 (see Note 7 — Collaboration arrangement).

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

OVERVIEW

We are a biopharmaceutical company focused on the discovery and development of therapeutic products for diseases such as diabetes. Our only approved product, AFREZZA, is a rapid-acting inhaled insulin that was approved by the FDA on June 27, 2014 to improve glycemic control in adult patients with diabetes. Pursuant to the Sanofi License Agreement, all sales and marketing activities related to AFREZZA are conducted by Sanofi. AFREZZA became available by prescription in United States retail pharmacies in February 2015. In April 2015, the FDA approved a 12 unit cartridge strength of AFREZZA (insulin human) inhalation powder to improve glycemic control in adult patients with diabetes. The 12 unit cartridge strength of AFREZZA was launched by Sanofi in the third quarter of 2015. As of September 30, 2015, Sanofi has reported €5 million in year-to-date sales of AFREZZA. Also, as of September 30, 2015, we had an accumulated deficit of $2.6 billion and a stockholders’ deficit of $124.6 million. To date, we have funded our operations through the sale of equity securities and convertible debt securities, borrowings under the Facility Agreement, borrowings under the Loan Arrangement, and receipt of upfront and milestone payments under the Sanofi License Agreement and borrowings under the Sanofi Loan Facility to fund our portion of the loss share. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding, there would be substantial doubt about our ability to continue as a going concern.

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

PRODUCT MANUFACTURING EXPENSES

Our product manufacturing expenses are the costs in connection with producing commercial and clinical supplies of AFREZZA. As of September 30, 2015, we recorded $13.5 million as deferred product costs associated with the deferred product sales from collaboration. Product manufacturing expenses were $8.1 million and $15.7 million for the three and nine months ended September 30, 2015, respectively, due to product manufacturing costs associated with AFREZZA product sales, which cannot be capitalized. Product manufacturing expenses represent under absorbed labor and overhead, which are expensed in the period in which they are incurred rather than as a portion of the inventory cost.

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Item 7 of the Annual Report. We added deferred costs to our critical accounting policies during the nine months ended September 30, 2015.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. In July 2015, the FASB issued ASU 2015-14, which delayed the effective date of the new revenue standard by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The standard is effective beginning the first quarter of our 2018 fiscal year and may be adopted either by restating all years presented in our financial statements or by recording the impact of adoption as an adjustment to retained earnings at the beginning of fiscal 2018. We are assessing the potential impact of the new standard on our consolidated financial statements and have not yet selected a transition method.

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

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2015 and 2014

Revenue

We did not recognize any revenue for the three and nine months ended September 30, 2015 or 2014. However, for the three and nine months ended September 30, 2015, we had $4.1 million and $17.1 million, respectively, in AFREZZA product sales to Sanofi, which were recorded as deferred product sales from collaboration as the criteria for revenue recognition had not been met.

Research and Development Expenses

The following table provides a comparison of the research and development expense categories for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three months ended September 30,
	2015	2014	$ Change	% Change
Clinical	$2,443	$6,255	$(3,812)	(61%)
Manufacturing process development	361	13,167	(12,806)	(97%)
Research	2,981	1,349	1,632	121%
Research and development tax credit	(557)	(600)	43	(7%)
Stock-based compensation expense	1,113	(993)	2,106	(212%)

Research and development expenses	$6,341	$19,178	$(12,837)	(67%)

	Nine months ended September 30,
	2015	2014	$ Change	% Change
Clinical	$8,403	$22,170	$(13,767)	(62%)
Manufacturing process development	7,717	35,017	(27,300)	(78%)
Research	5,574	4,608	966	21%
Research and development tax credit	(733)	(766)	33	(4%)
Stock-based compensation expense	2,494	21,655	(19,161)	(88%)

Research and development expenses	$23,455	$82,684	$(59,229)	(72%)

The decrease in research and development expenses of $12.8 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to a decrease of $12.8 million in manufacturing process development expenses resulting from the shift to commercial production of AFREZZA and a decrease in clinical expenses of $3.8 million upon the completion of the affinity trials in 2014 and reduction in clinical staff and contract labor, offset by a $2.0 million restructuring charge in the third quarter of 2015 and increased stock-based compensation expense of $2.1 million in research and development expenses.

The decrease in research and development expenses of $59.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to a decrease of $27.3 million in manufacturing process development expenses due to the shift to commercial production of AFREZZA, and a decrease of $19.2 million in stock-based compensation expense resulting from the non-recurring 2014 modification of the settlement terms, or the Modification, for certain performance-based restricted stock units and the achievement of performance-based grants in 2014 and the first quarter of 2015. The Modification resulted in the reclassification of these performance grants from equity awards to liability awards, which required re-measurement on the modification date and resulted in incremental stock-based compensation expense. Further, the reductions in research and development expenses was due to a decrease in clinical expenses of $13.8 million upon the completion of the affinity trials.

We anticipate that our overall research and development expenses will continue to decrease in the fourth quarter of 2015 compared to the fourth quarter of 2014 as a result of manufacturing costs associated with the production of AFREZZA being attributed to product manufacturing expenses rather than research and development expenses.

General and Administrative Expenses

The following table provides a comparison of the general and administrative expense categories for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three months ended September 30,
	2015	2014	$ Change	% Change
Salaries and employee related expenses	$4,899	$4,552	$347	8%
Professional fees and other general expenses	5,162	18,370	(13,208)	(72%)
Stock-based compensation expense	1,486	(3,834)	5,320	139%

General and administrative expenses	$11,547	$19,088	$(7,541)	(40%)

	Nine months ended September 30,
	2015	2014	$ Change	% Change
Salaries and employee related expenses	$13,271	$13,221	$50	(0%)
Professional fees and other general expenses	15,495	28,519	(13,024)	(46%)
Stock-based compensation expense	3,883	25,100	(21,217)	(85%)

General and administrative expenses	$32,649	$66,840	$(34,191)	(51%)

General and administrative expenses for the three months ended September 30, 2015 decreased by $7.5 million compared to the three months ended September 30, 2014, primarily due to a decrease of $13.2 million in professional fees related to the Sanofi License Agreement in the third quarter of 2014, offset by a $5.3 million increase in stock-based compensation expense, resulting from the Modification and achievement of performance-based grants in 2014 and the first quarter of 2015.

General and administrative expenses for the nine months ended September 30, 2015 decreased $34.2 million compared to the nine months ended September 30, 2014, primarily due to a decrease stock-based compensation expense of $21.2 million, resulting from the Modification and achievement of performance-based grants in 2014 and the first quarter of 2015. Additionally, the decrease is also due to a decrease of $13.0 million in professional fees related to the Sanofi License Agreement in the third quarter of 2014.

We expect general and administrative expenses for the full year to continue to decrease in the fourth quarter of 2015 as compared to the fourth quarter of 2014 due to reduced professional fees and stock-based compensation expense.

Product Manufacturing Expenses

Product manufacturing expenses were $8.1 million and $15.7 million for the three and nine months ended September 30, 2015, respectively, due to product manufacturing costs associated with AFREZZA product sales, which cannot be capitalized. We had no product manufacturing expense for the three or nine months ended September 30, 2014, as pre-commercial manufacturing costs associated with AFREZZA were accounted for as research and development expenses. Product manufacturing expenses represent under absorbed labor and overhead, which are expensed in the period in which they are incurred rather than as a portion of the inventory cost.

Other Income (Expense)

Other income decreased by $7.8 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and by $0.2 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease for the three months ended September 30, 2015 is due a non-recurring transaction associated with the sale of intellectual property related to oncology in the third quarter of 2014. Other expense of $6.3 million for the nine months ended September 30, 2014 was primarily due to a non-cash charge recognized upon the conversion of the 2019 notes into equity which offset a significant portion of the income from the sale of intellectual property.

Loss on Extinguishment of Debt

Loss on extinguishment of debt increased $1.0 million for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. The loss on extinguishment is due to the settlement of the 2015 notes through payment of cash and issuance of new debt.

Interest Income and Expense

Interest expense decreased by $1.3 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and increased by $6.0 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease for the three months ended September 30, 2015 was due to incremental, $0.2 million, interest expense associated with the 2019 notes, and 2014 milestone payment of $1.9 million. The increase for the nine months ended September 30, 2015 was due to an incremental interest expense related to 2019 notes, $0.3 million, and milestone payment of $5.8 million resulting from the achievement and re-measurement of the second milestone under the Milestone Agreement in the first quarter of 2015.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations through the sale of equity securities and convertible debt securities, borrowings under the Loan Arrangement with The Mann Group, borrowings under the Facility Agreement with Deerfield, receipt of upfront, milestone payments under the Sanofi License Agreement, and borrowings under the Sanofi Loan Facility.

As of September 30, 2015, we had $185.4 million principal amount of outstanding debt, consisting of:

•	$27.7 million principal amount of 2018 notes bearing interest at 5.75% per annum and maturing on August 15, 2018;

•	$60.0 million principal amount of 2019 notes bearing interest at 9.75% per annum, $5.0 million of which is due and payable in July 2016, $15.0 million of which is due and payable in July 2017, $15.0 million of which is due and payable in July 2018 and $25.0 million of which is due and payable in July and December 2019;

•	$20.0 million principal amount of Tranche B notes bearing interest at 8.75% per annum, $5.0 million of which is due and payable in each of May 2017, 2018 and 2019, and $5 million of which is due and payable in December 2019;

•	$49.5 million principal amount of indebtedness under the Loan Arrangement bearing interest at 5.84% and maturing and due on January 5, 2020; and

•	$28.2 million principal amount borrowed under the Sanofi Loan Facility to fund our share of net losses under the Sanofi License Agreement.

During the third quarter of 2015 and prior to the maturity of the $100.0 million principal amount of outstanding on the 2015 notes, we exchanged shares of our common stock for $8.0 million aggregate principal amount of 2015 notes and we exchanged $27.7 million aggregate principal amount of 2015 notes for 2018 notes. We repaid $64.3 million aggregate principal amount of 2015 notes and Exchange Notes at maturity of such notes in August and September 2015 in full settlement of such notes.

As of September 30, 2015, the amount available for future borrowings under the Loan Arrangement with The Mann Group was $30.1 million. We anticipate using a portion of these available borrowings to capitalize accrued interest into principal, upon mutual agreement of the parties, as it becomes due and payable under the Loan Arrangement. As of September 30, 2015 the accrued interest under the Loan Arrangement was $5.7 million.

Subsequent to September 30, 2015, we borrowed an additional $14.7 million under the Sanofi Loan Facility to finance our share of the net losses for the third quarter of 2015, which was reclassified from current deferred payments from collaboration to Sanofi loan facility and loss share obligation, for a total of $43.7 million, which includes $0.8 million in paid-in-kind interest. We will be required to make mandatory prepayments on any outstanding loans under the Sanofi Loan Facility from our share of any profits under the Sanofi License Agreement. Additionally, if the Company sells its Valencia facility, the Company is required to prepay the loans under the Sanofi Loan Facility in an amount equal to 100% of the net cash proceeds of the sale within five business days of receipt.

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

In the first quarter of 2015, the second milestone triggering event was achieved following our product launch on February 3, 2015. In connection with the milestone triggering event, we paid a $10.0 million payment to Milestone Purchasers pursuant to the terms of the Milestone Agreement in the first quarter of 2015.

On September 4, 2015, we entered into an amendment (collectively, the Amendments) to the At-The-Market Issuance Sales Agreement with Meyers Associates, L.P. (now doing business as BP Capital, a division of Meyers Associates, L.P.), and the At-The-Market Issuance Sales Agreement with MLV & Co. LLC, each dated March 3, 2014 (collectively, the ATM Agreements), in order to specify that any future offer and sale of our common stock pursuant to the ATM Agreements will be made under our Registration Statement on Form S-3 (Registration No. 333-206778), which was filed with the SEC and became automatically effective on September 4, 2015, and a prospectus supplement thereunder. Pursuant to the Amendments, the maximum offering price of the shares of common stock that may be offered and sold, from and after the date of the Amendments, is $50.0 million under both ATM Agreements in the aggregate. The manner of offering under the ATM Agreements, as amended by the Amendments, will continue to be any method that is deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on or through The NASDAQ Global Market or to or through a market maker. MLV and BP Capital may each also sell shares of common stock in negotiated transactions, subject to our approval.

During the three months ended September 30, 2015, we raised gross proceeds of $12.5 million from the sale of 3,385,710 shares of common stock under the ATM Agreements, resulting in net proceeds of $12.2 million after issuance costs. There can be no assurance that we will be able to access additional capital through the ATM Agreements on a timely basis, or at all.

Pursuant to the Sanofi License Agreement, we received a $150.0 million upfront payment in September 2014 and subsequent milestone payments of $50.0 million in the first quarter of 2015 upon satisfaction of certain manufacturing milestones specified in the Sanofi License Agreement. We are eligible to earn up to $725.0 million in further development, regulatory and sales milestones, and are also eligible to receive a share of profits on sales of AFREZZA. Worldwide profits and losses will be shared 65% by Sanofi and 35% by us. Pursuant to a separate supply agreement, we will manufacture AFREZZA at our manufacturing facility in Danbury, Connecticut to supply Sanofi’s demand for AFREZZA.

Pursuant to the Insulin Supply Agreement with Amphastar, we have agreed to purchase annual minimum quantities of insulin under the Insulin Supply Agreement of an aggregate total of approximately €120.1 million in calendar years 2015 through 2019, of which €99 million remains as an obligation as of September 30, 2015.

During the nine months ended September 30, 2015, we used $34.7 million of cash for operating activities and we had a net loss of $91.4 million, which included $17.3 million of non-cash charges consisting of depreciation and accretion, interest paid through borrowings under Sanofi Loan Facility, and stock-based compensation. By comparison, for the nine months ended September 30, 2014, our operations provided $39.8 million of cash and we had a net loss of $161.9 million, which included $62.3 million of non-cash charges consisting of depreciation and accretion, and stock-based compensation. In 2015, we received $50.0 million in milestone payments and $15.4 million for product shipments from Sanofi and paid $5.8 million in interest expense associated with the achievement and payment of the second milestone to Deerfield for product launch on February 3, 2015 and $13.7 million for inventory purchases. In September 2014, we received a $150.0 million upfront payment pursuant to the Sanofi License Agreement and paid a $15.0 million deposit to Amphastar as prepayment for 2015 quantities of insulin as part of the Supply Agreement. We generally expect our operating cash flow to be negative at least until we achieve profitability with AFREZZA.

We used $9.9 million of cash, respectively, for investing activities during the nine months ended September 30, 2015 and for the nine months ended September 30, 2014. Increased purchases of additional machinery and equipment for the commercialization of AFREZZA, in 2014, of $9.2 million, compared to 2015, were offset by proceeds from sale of intellectual property in 2014 of $9.3 million.

We used $43.3 million of cash for financing activities during the nine months ended September 30, 2015, compared to $71.7 million provided by financing activities for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, $64.3 million was used to pay the outstanding 2015 notes obligation and $4.2 million associated with the achievement and payment of the second milestone to Deerfield for product launch on February 3, 2015, offset by $13.5 million received in proceeds from exercise of stock options and warrants and $14.3 million net of issuance costs in proceeds from at the market sales of stock. For the nine months ended September 30, 2014, cash provided by financing activities was comprised of $40.0 million in proceeds received from the issuance of the fourth tranche of 2019 notes to Deerfield, $20.0 million from the sale of Tranche B notes to Deerfield, $27.8 million from warrant exercises, and $10.1 million from the exercise of stock options, which were partially offset by $26.8 million paid for employment taxes related to vested restricted stock units.

As of September 30, 2015, we had $32.9 million in cash and cash equivalents. We expect to continue to incur significant expenditures to support commercial manufacturing of AFREZZA and the development of other product candidates. We intend to use our capital resources to support the commercialization of AFREZZA. We are expending a portion of our capital resources to scale up our manufacturing and development activity capabilities in our Danbury facilities and to develop our other product candidates. We also intend to use our capital resources for general corporate purposes.

If we enter into strategic business collaborations with respect to our other product candidates, we would expect, as part of the transaction, to receive additional capital. In addition, we may in the future pursue the sale of equity and/or debt securities or seek to establish other funding facilities to fund our operations. Issuances of debt or additional equity could impact the rights of our existing stockholders, dilute the ownership percentages of our existing stockholders and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also will need to raise additional capital by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets, including our Technosphere technology platform. There can be no assurance, however, that any strategic collaboration, sale of securities or sale or license of assets will be available to us on a timely basis or on acceptable terms, if at all. If we are unable to raise additional capital, we may be required to enter into agreements with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such agreements may not be on terms as commercially favorable to us.

We cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. If planned operating results are not achieved or we are not successful in raising additional capital through equity or debt financing or entering business collaborations, we will be required to reduce expenses through the delay, reduction or curtailment of our projects, or further reduction of costs for facilities and administration, and there will be substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

Contractual Obligations

In July 2015, we entered into privately-negotiated exchange agreements with a select holder of our 2015 notes, pursuant to which we agreed to issue $27.7 million aggregate principal amount of new 5.75% Convertible Senior Subordinated Exchange Notes due 2018 (the “2018 notes”) to such holders in exchange for the delivery of the same principal amount of 2015 notes. The 2018 notes were issued at the closing of the exchange on August 10, 2015. The 2018 notes are general, unsecured, senior obligations, except that the 2018 notes are subordinated in right of payment to the outstanding notes issued pursuant to the Facility Agreement and the Company’s borrowings under the Sanofi Loan Facility with an affiliate of Sanofi-Aventis U.S. LLC. The 2018 notes rank equally in right of payment with the Company’s other unsecured senior debt. The 2018 notes bear interest at the rate of 5.75% per year on the principal amount, payable semiannually in arrears in cash on February 15 and August 15 of each year, beginning February 15, 2016, with interest accruing from August 15, 2015. The 2018 notes mature on August 15, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Due to the fixed interest rates of our debt, we currently do not have an exposure to changes in our interest expense as a result of changes in interest rates. The interest rate on amounts borrowed under our Loan Arrangement with The Mann Group is fixed at 5.84%. As of September 30, 2015, the total principal amount outstanding under the Loan Arrangement was $49.5 million. As of September 30, 2015, we also had debt related to the 2018 notes at a fixed interest rate of 5.75%, debt related to the 2019 notes at a fixed interest rate of 9.75%, debt related to the Tranche B notes at a fixed interest rate of 8.75%, and debt related to the Sanofi Loan Facility at a fixed rate of 8.5%.

Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments are entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America.

If a change in interest rates equal to 10% of the interest rates on September 30, 2015 were to have occurred, this change would not have had a material effect on the value of our short-term investment portfolio.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligation under our supply agreement with Amphastar. Such obligations are denominated in the euros. At the end of each reporting period, these liabilities are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We have not entered into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks, but may enter into foreign currency hedging transactions in the future. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. During the nine months ended September 30, 2015, we were required to purchase the minimum quarterly supply purchases of insulin contemplated under our supply agreement with Amphastar, and if a change in the U.S. dollar to euro exchange rate equal to 10% of the U.S. dollar to euro exchange rate on September 30, 2015 were to have occurred on September 30, 2015, this change would not have had a material effect on our results of operations or financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management determined that, as of September 30, 2015, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO OUR BUSINESS

We depend heavily on the successful commercialization of our only approved product, AFREZZA.*

We have expended significant time, money and effort in the development of our only approved product, AFREZZA. We anticipate that in the near term, our ability to generate revenues will depend on the successful commercialization of AFREZZA. Pursuant to the Sanofi License Agreement, which became effective in September 2014, Sanofi is responsible for global commercial, regulatory and development activities for AFREZZA and we are responsible for manufacturing AFREZZA at our facility in Danbury, Connecticut to supply Sanofi’s demand for the product. On February 3, 2015, we and Sanofi announced that AFREZZA had become available by prescription in United States retail pharmacies. We and Sanofi must receive the necessary approvals from foreign regulatory agencies before AFREZZA can be marketed outside of the United States.

Even with such regulatory approval, we and Sanofi ultimately may be unable to gain market acceptance of AFREZZA for a variety of reasons, including the treatment and dosage regimen, potential adverse effects, the availability of alternative treatments and lack of coverage or adequate reimbursement. As of September 30, 2015, Sanofi has reported €5 million in year-to-date sales of AFREZZA. If we and Sanofi fail to commercialize AFREZZA successfully, our business, financial condition and results of operations will be materially and adversely affected.

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

We are dependent on our collaboration with Sanofi to further develop and to commercialize AFREZZA worldwide. This collaboration places the development and commercialization largely outside our control, and poor performance under or failure to maintain the collaboration agreement between us and Sanofi could have a material and adverse impact on our business, financial condition and results of operations and the market price of our common stock and other securities could decline.*

We entered into the Sanofi License Agreement to provide for the future development and commercialization of AFREZZA. We cannot be certain that our collaboration with Sanofi will continue. Both we and Sanofi have certain rights to terminate the collaboration agreement, in certain circumstances. Sanofi may terminate the agreement in its entirety upon delivery of at least 90 days’ prior written notice to us if, at any time on or after January 1, 2016, Sanofi determines in good faith that commercialization of AFREZZA is no longer economically viable in the United States. In addition, Sanofi may terminate the agreement in its entirety or on a country-by-country basis (other than with respect to the United States), for any reason upon delivery of at least six months’ prior written notice to us at any time on or after January 1, 2016. Sanofi may also terminate the agreement on a country-by-country basis upon 30 days’ written notice to us for certain safety or regulatory reasons. If the agreement is terminated prior to the end of the commercial life of AFREZZA, we may not be able to find another collaborator for the development and commercialization of AFREZZA, and even if we elected to pursue further development and commercialization of AFREZZA on our own, we might not be able to do so successfully and would experience substantially increased capital requirements that we might not be able to fund. Our dependence on Sanofi and the Sanofi License Agreement subjects us to a number of risks, including:

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

We have a history of operating losses, we expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

We have never been profitable or generated positive cash flow from cumulative operations to date. Historically, we have reported negative cash flow from operations other than for the nine months ended September 30, 2014, for the year ended December 31, 2014, and for the three months ended March 31, 2015 as a result of our receipt of the upfront payment and milestone payments. As of September 30, 2015, we had an accumulated deficit of $2.6 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to support the commercialization of AFREZZA, including costs and expenses to manufacture AFREZZA on a commercial scale. In addition, we have agreed to purchase annual minimum quantities of insulin under the Insulin Supply Agreement with Amphastar in the aggregate of approximately €120.1 million in calendar years 2015 through 2019. We may not have the necessary capital resources on hand in order to service this contractual commitment, and we may become obligated to make additional payments under the Insulin Supply Agreement in the event of its termination under certain scenarios. Our cumulative net loss may therefore increase significantly.

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

Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of September 30, 2015, we had stockholders’ deficit of $124.6 million. Our ability to achieve and sustain positive cash flow from operations and profitability depends heavily upon successfully commercializing AFREZZA in collaboration with Sanofi, and we cannot be sure when we will generate positive cash flow from operations or become profitable, if at all.

We will be required to raise additional capital to fund our operations, and our inability to do so could raise substantial doubt about our ability to continue as a going concern.*

We will need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities including the commercialization of AFREZZA and the development of other product candidates and to avoid defaulting under the Facility Agreement covenant that requires us to maintain at least $25.0 million in cash and cash equivalents or available borrowings under the Loan Arrangement as of the last day of each fiscal quarter. It may be difficult for us to raise additional funds on favorable terms, or at all. As of September 30, 2015, we had stockholders’ deficit of $124.6 million, which may raise concerns about our solvency and affect our ability to raise additional capital. The extent of our additional funding requirements will depend on a number of factors, including:

•	the degree to which AFREZZA is commercially successful;

•	whether and for how long our collaboration with Sanofi continues;

•	the demand by any or all of the holders of the 2018 notes, 2019 notes, and Tranche B notes to require us to repay or repurchase such debt securities if and when required;

•	our ability to repay or refinance existing indebtedness, and the extent to which the 2018 notes or any other convertible debt securities we may issue are converted into or exchanged for shares of our common stock;

•	the rate of progress and costs of our clinical studies and research and development activities;

•	the costs of procuring raw materials and operating our manufacturing facilities;

•	our obligation to make milestone payments pursuant to the Milestone Agreement;

•	our obligation to bear our share of net losses under the Sanofi License Agreement;

•	our success in establishing strategic business collaborations or other sales or licensing of assets, and the timing and amount of any payments we might receive from any such transactions;

•	actions taken by the FDA and other regulatory authorities affecting AFREZZA and our product candidates and competitive products;

•	the emergence of competing technologies and products and other market developments;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;

•	the level of our legal and litigation expenses; and

•	the costs of discontinuing projects and technologies, and/or decommissioning existing facilities, if we undertake any such activities.

We have raised capital in the past through the sale of equity and debt securities and we may in the future pursue the sale of additional equity and/or debt securities, including sales of our common stock through our at-the-market sales agreements, or the establishment of other funding facilities including asset-based borrowings. There can be no assurances, however, that we will be able to raise additional capital on acceptable terms, or at all. Issuances of additional debt or equity securities or the conversion of any of our currently outstanding convertible debt securities into shares of our common stock or the exercise of our currently outstanding warrants for shares of our common stock could impact the rights of the holders of our common stock and may dilute their ownership percentage. Moreover, the establishment of other funding facilities may impose restrictions on our operations. These restrictions could include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also will need to raise additional capital by pursuing opportunities for the licensing or sale of certain intellectual property and other assets. We cannot offer assurances, however, that any strategic collaborations, sales of securities or sales or licenses of assets will be available to us on a timely basis or on acceptable terms, if at all. We may be required to enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such relationships may not be on terms as commercially favorable to us as might otherwise be the case.

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

We cannot provide assurances that changed or unexpected circumstances, such as, for example, the assumption of commercialization expenses for AFREZZA if Sanofi were to terminate the Sanofi License Agreement, will not result in the depletion of our capital resources more rapidly than we currently anticipate, in which case we will be required to raise additional capital. There can be no assurances that we will be able to raise additional capital on favorable terms, or at all. If we are unable to raise adequate additional capital we will be required to reduce expenses through the delay, reduction or curtailment of our projects, or further reduction of costs for facilities and administration, and there could be substantial doubt about our ability to continue as a going concern.

We have a substantial amount of debt pursuant to the 2018 notes, 2019 notes, Tranche B notes, our Loan Arrangement with The Mann Group and the Sanofi Loan Facility, and we may incur additional indebtedness under such Loan Arrangement as well as the Sanofi Loan Facility and we may be unable to make required payments of interest and principal as they become due.*

As of November 6, 2015, we had $200.9 million principal amount of outstanding debt, consisting of:

•	$27.7 million principal amount of 2018 notes bearing interest at 5.75% per annum and maturing on August 15, 2018;

•	$60.0 million principal amount of 2019 notes bearing interest at 9.75% per annum, $5.0 million of which is due and payable in July 2016, $15.0 million of which is due and payable in July 2017, $15.0 million of which is due and payable in July 2018 and $25.0 million of which is due and payable in July and December 2019;

•	$20.0 million principal amount of Tranche B notes bearing interest at 8.75% per annum, $5.0 million of which is due and payable in each of May 2017, 2018 and 2019, the balance of which is due and payable in December 2019;

•	$49.5 million principal amount of indebtedness under the Loan Arrangement, bearing interest at 5.84% and maturing and due on January 5, 2020; and

•	$43.7 million principal amount borrowed under the Sanofi Loan Facility to fund our share of net losses under the Sanofi License Agreement.

We may borrow up to an aggregate $175.0 million pursuant to the Sanofi Loan Facility to fund our share of net losses under the Sanofi License Agreement and an additional $30.1 million under the Loan Arrangement. Our total share of the net losses are $43.7 million, classified as Sanofi loan facility and loss share obligation, and such has been borrowed under the Sanofi Loan Facility as of November 6, 2015. There can be no assurance that we will have sufficient resources to make any required repayments of principal under the 2018 notes, 2019 notes or Tranche B notes when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2018 notes, or certain Major Transactions as defined in the Facility Agreement in respect of the 2019 notes and the Tranche B notes, the holders of the respective debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. The 2018 notes bear interest at the rate of 5.75% per year on the outstanding principal amount, payable in cash semiannually in arrears on February 15 and August 15 of each year. The 2019 notes bear interest at the rate of 9.75% per year on the outstanding principal amount and the Tranche B notes bear interest at the rate of 8.75% on the outstanding principal amount, with accrued interest on each payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. Loans under the Sanofi Loan Facility bear interest at a rate of 8.5% per annum, paid-in-kind on a quarterly basis (2.06% per quarter compounded). Loans under the Loan Arrangement accrue interest at a rate of 5.84% per annum, due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as we and The Mann Group LLC mutually agree. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2018 notes, 2019 notes, Tranche B notes, or on the loans under the Sanofi Loan Facility, or if we fail to repay or repurchase the 2018 notes, 2019 notes, Tranche B notes, or the loans under the Sanofi Loan Facility when required, we will be in default under the indenture governing the terms of the 2018 notes, the Facility Agreement or other applicable instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

There can be no assurance that we will be able to comply with the covenants under any of the foregoing agreements, and we cannot predict whether the holders of the 2019 notes or Tranche B notes or the lender under the Sanofi Loan Facility would demand repayment of the outstanding balance of the 2019 notes, the Tranche B notes or the loans under the Sanofi Loan Facility as applicable or exercise any other remedies available to such holders if we were unable to comply with these covenants. The covenants and restrictions contained in the foregoing agreements could significantly limit our ability to respond to changes in our business or competitive activities or take advantage of business opportunities that may create value for our stockholders and the holders of our other securities. In addition, our inability to meet or otherwise comply with the covenants under these agreements could have an adverse impact on our financial position and results of operations and could result in an event of default under the terms of our other indebtedness, including our indebtedness under the 2018 notes. In the event of certain future defaults under the foregoing agreements for which we are not able to obtain waivers, the holders of the 2018 notes, 2019 notes and Tranche B notes and the lender under the Sanofi Loan Facility may accelerate all of our repayment obligations, and, with respect to the 2019 notes and Tranche B notes and the loans under the Sanofi Loan Facility, take control of our pledged assets, potentially requiring us to renegotiate the terms of our indebtedness on terms less favorable to us, or to immediately cease operations.

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

If our suppliers fail to deliver materials and services needed for the production of AFREZZA in a timely and sufficient manner, if they fail to comply with applicable regulations, or if we fail to identify and qualify alternative suppliers, our business, financial condition and results of operations would be harmed and the market price of our common stock and other securities could decline.*

For the commercial manufacture of AFREZZA, we need access to sufficient, reliable and affordable supplies of insulin, our AFREZZA inhaler, the related cartridges and other materials. Currently, the only approved source of insulin for AFREZZA is manufactured by Amphastar and the only source of our proprietary inert excipient, FDKP (fumaryl diketopiperazine), which is the primary component of our Technosphere technology platform, is manufactured by Lonza. We must rely on our suppliers, including Amphastar, to comply with relevant regulatory and other legal requirements, including the production of insulin and FDKP in accordance with the FDA’s current Good Manufacturing Practices (“cGMPs”) for drug products, and the production of the AFREZZA inhaler and related cartridges in accordance with Quality System Regulations (“QSRs”). The supply of any of these materials may be limited or any of the manufacturers may not meet relevant regulatory requirements, and if we are unable to obtain any of these materials in sufficient amounts, in a timely manner and at reasonable prices, or if we encounter delays or difficulties in our relationships with manufacturers or suppliers, the production of AFREZZA may be delayed. Likewise, if Amphastar or Lonza ceases to manufacture or is otherwise unable to deliver insulin for AFREZZA, we will need to locate an alternative source of supply and the production of AFREZZA may be delayed. Pursuant to our supply agreement with Sanofi, we are required to identify alternative suppliers for all critical raw materials for the manufacture of AFREZZA within two years after the date of the agreement. However, there can be no assurance that we will be able to identify and qualify such suppliers within the time period required under the agreement. If any of our suppliers is unwilling or unable to meet its supply obligations and we are unable to secure an alternative supply source in a timely manner and on favorable terms, our business, financial condition, and results of operations may be harmed and the market price of our common stock and other securities may decline.

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

If AFREZZA or any other product that we develop does not become widely accepted by physicians, patients, third-party payors and the healthcare community, we may be unable to generate significant revenue, if any.*

AFREZZA and other products that we may develop in the future may not gain market acceptance among physicians, patients, third-party payors and the healthcare community. For example, as of September 30, 2015, Sanofi has reported €5 million in year-to-date sales of AFREZZA. Failure to achieve market acceptance would limit our ability to generate revenue and would adversely affect our results of operations.

The degree of market acceptance of AFREZZA and other products that we may develop in the future depends on many factors, including the:

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

We deal with hazardous materials and must comply with environmental laws and regulations, which can be expensive and restrict how we do business.*

Our research and development work involves the controlled storage and use of hazardous materials, including chemical and biological materials. In addition, our manufacturing operations involve the use of a chemical that may form an explosive mixture under certain conditions. Our operations also produce hazardous waste products. We are subject to federal, state and local laws and regulations (i) governing how we use, manufacture, store, handle and dispose of these materials (ii) imposing liability for costs of cleaning up, and damages to natural resources from past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances, and (iii) regulating workplace safety. Moreover, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated, and in the event of an accident, we could be held liable for any damages that may result, and any liability could fall outside the coverage or exceed the limits of our insurance. Currently, our general liability policy provides coverage up to $1.0 million per occurrence and $2.0 million in the aggregate and is supplemented by an umbrella policy that provides a further $20.0 million of coverage; however, our insurance policy excludes pollution liability coverage and we do not carry a separate hazardous materials policy. In addition, we could be required to incur significant costs to comply with environmental laws and regulations in the future. Finally, current or future environmental laws and regulations may impair our research, development or production efforts or have an adverse impact on our business, results of operations and financial condition.

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

If we do not comply with regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined or forced to remove a product from the market, subject to criminal prosecution, or experience other adverse consequences, including restrictions or delays in obtaining regulatory marketing approval.*

Even if we comply with regulatory requirements, we may not be able to obtain the labeling claims necessary or desirable for product promotion. We may also be required to undertake post-marketing studies. For example, the FDA required the following post-marketing studies for AFREZZA:

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

We are subject to stringent, ongoing government regulation.*

The manufacture, marketing and sale of AFREZZA are subject to stringent and ongoing government regulation. The FDA may also withdraw product approvals if problems concerning the safety or efficacy of a product appear following approval. We cannot be sure that FDA and United States Congressional initiatives or actions by foreign regulatory bodies pertaining to ensuring the safety of marketed drugs or other developments pertaining to the pharmaceutical industry will not adversely affect our operations. For example, stability failure of AFREZZA could lead to product recall or other sanctions.

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

Reports of side effects or safety concerns in related technology fields or in other companies’ clinical studies could delay or prevent us from obtaining regulatory approval for our product candidates or negatively impact public perception of AFREZZA or any other products we may develop.*

At present, there are a number of clinical studies being conducted by other pharmaceutical companies involving insulin delivery systems. If other pharmaceutical companies announce that they observed frequent adverse events in their studies involving insulin therapies, we may be subject to class warnings in the label for AFREZZA. In addition, the public perception of AFREZZA might be adversely affected, which could harm our business, financial condition and results of operations and cause the market price of our common stock and other securities to decline, even if the concern relates to another company’s products or product candidates.

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

Although we own a number of domestic and foreign patents and patent applications relating to AFREZZA, we have identified certain third-party patents having claims that may trigger an allegation of infringement in connection with the commercial manufacture and sale of AFREZZA. If a court were to determine that AFREZZA was infringing any of these patent rights, we would have to establish with the court that these patents were invalid or unenforceable in order to avoid legal liability for infringement of these patents. However, proving patent invalidity or unenforceability can be difficult because issued patents are presumed valid. Therefore, in the event that we are unable to prevail in a non-infringement or invalidity action we will have to either acquire the third-party patents outright or seek a royalty-bearing license. Royalty-bearing licenses effectively increase production costs and therefore may materially affect product profitability. Furthermore, should the patent holder refuse to either assign or license us the infringed patents, it may be necessary to cease manufacturing the product entirely and/or design around the patents, if possible. In either event, our business, financial condition and results of operations would be harmed and our profitability could be materially and adversely impacted.

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

In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for: issuance upon the exercise of stock options and, in the future, may be reserved for the vesting of restricted stock unit awards; the purchase of shares of common stock under our employee stock purchase program; and the issuance of shares upon exchange or conversion of the 2018 notes or any other convertible debt we may issue. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance or sale of substantial amounts of common stock, or the perception that such issuances or sales may occur, could adversely affect the market price of our common stock and other securities.

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

If other biotechnology and biopharmaceutical companies or the securities markets in general encounter problems, the market price of our common stock and other securities could be adversely affected.*

Public companies in general, including companies listed on The NASDAQ Global Market, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. There has been particular volatility in the market prices of securities of biotechnology and other life sciences companies, and the market prices of these companies have often fluctuated because of problems or successes in a given market segment or because investor interest has shifted to other segments. These broad market and industry factors may cause the market price of our common stock and other securities to decline, regardless of our operating performance. We have no control over this volatility and can only focus our efforts on our own operations, and even these may be affected due to the state of the capital markets.

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

Our Executive Chairman and principal stockholder may be able to heavily influence our direction and policies as a result of his ownership of our common stock, and his interests may be adverse to the interests of our other stockholders. After his death, his stock will be left to his funding foundations for distribution to various charities, and we cannot assure you of the manner in which those entities will manage their holdings.*

At September 30, 2015, Alfred E. Mann, our Executive Chairman and principal stockholder, beneficially owned approximately 37.2% of our outstanding shares of capital stock. By virtue of his holdings, Mr. Mann may be able to heavily influence elections of directors, our management and our affairs and prevent corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets that may be favorable from our standpoint or that of our other stockholders or cause a transaction that we or our other stockholders may view as unfavorable.

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

The future sale of our common stock, the exchange or conversion of our 2018 notes into common stock or the exercise of our warrants for common stock could negatively affect the market price of our common stock and other securities.*

As of November 2, 2015, we had 409,486,687 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise the issuance of additional shares of our common stock upon the exchange or conversion of some or all of our 2018 notes, or upon the exercise of some or all of the warrants we issued in February 2012, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes and warrants may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

We have a limited number of unreserved shares available for future issuance, which may impair our ability to conduct future financing and other transactions.*

Our amended and restated certificate of incorporation currently authorizes us to issue up to 550,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of November 2, 2015, we had a total of 140,513,313 shares of common stock that were authorized but unissued, and we have currently reserved a significant number of these shares for future issuance pursuant to outstanding equity awards, our equity plans and our 2018 notes. As a result, our ability to issue shares of common stock other than pursuant to existing arrangements will be limited until such time, if ever, that we are able to amend our amended and restated certificate of incorporation to further increase our authorized shares of common stock or shares currently reserved for issuance otherwise become available (for example, due to the termination of the underlying agreement to issue the shares).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), originally filed with the SEC on August 9, 2007).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Quarterly report on Form 10-Q (File No. 000-50865), originally filed with the SEC on August 2, 2010).

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

3.5	Amended and Restated Bylaws (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on November 19, 2007).

4.1	Form of common stock certificate (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 18, 2013).

4.2	Registration Rights Agreement, dated October 15, 1998 by and among CTL Immuno Therapies Corp., Medical Research Group, LLC, McLean Watson Advisory Inc. and Alfred E. Mann, as amended (incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

4.3	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated August 24, 2010 (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on August 24, 2010).

4.4	Form of 5.75% Senior Convertible Note due 2015 (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on August 24, 2010).

4.5	Form of Warrant to Purchase Common Stock issued February 8, 2012 (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on February 6, 2012).

4.6	Form of 9.75% Senior Secured Convertible Promissory Note due 2019 (incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.7	Form of Amended and Restated 9.75% Senior Secured Convertible Promissory Note due 2019 (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 3, 2014).

4.8	Form of Tranche B Senior Secured Note due 2019 (incorporated by reference to Exhibit 4.8 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50856), filed with the SEC on May 12, 2014).

4.9	Milestone Rights Purchase Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.10	Guaranty and Security Agreement, dated as of July 1, 2013, by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.11	Registration Rights Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.12	Facility Agreement, dated as of July 1, 2013, by and among MannKind Corporation, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.13	First Amendment to Facility Agreement and Registration Rights Agreement, dated as of February 28, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 3, 2014).

Exhibit Number	Description of Document

4.14	Form of Tranche B Senior Secured Note due 2019 (incorporated by reference to Exhibit 4.8 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on May 12, 2014).

4.15	Senior Secured Revolving Promissory Note, dated as of September 23, 2014, by and between MannKind Corporation and Aventisub LLC (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 29, 2014).

4.16	Senior Secured Revolving Promissory Note, dated as of September 23, 2014, by and between MannKind Corporation and Aventisub LLC (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 29, 2014).

4.17	Guaranty and Security Agreement, dated as of September 23, 2014, by and among MannKind Corporation, MannKind LLC and Aventisub LLC (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 29, 2014).

4.18	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated August 10, 2015 (incorporated by reference to Exhibit 4.18 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 10, 2015).

4.19	Form of 5.75% Convertible Senior Subordinated Exchange Note due 2018 (incorporated by reference to Exhibit 4.19 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 10, 2015).

4.20	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated August 14, 2015 (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 18, 2015).

4.21	Form of 5.75% Convertible Senior Subordinated Exchange Note due 2015 (incorporated by reference to Exhibit 4.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 18, 2015).

10.1	Amendment No. 1 to At-The-Market Issuance Sales Agreement, by and between MannKind Corporation and Meyers Associates, L.P. (doing business as BP Capital, a division of Meyers Associates, L.P.), dated September 4, 2015 (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 4, 2015).

10.2	Amendment No. 1 to At-The-Market Issuance Sales Agreement, by and between MannKind Corporation and MLV & Co. LLC, dated September 4, 2015 (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 4, 2015).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2015	MANNKIND CORPORATION

	By:	/s/ MATTHEW J. PFEFFER
Matthew J. Pfeffer
Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)