Form 10-K
period 2015-12-31
MANNKIND CORP
filed 2016-03-15
CIK 899460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

As of June 30, 2015, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Global Market, was approximately $1,461,620,053.

As of February 22, 2016, there were 428,850,858 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement (the “Proxy Statement”) for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III of this Annual Report on Form 10-K.

MANNKIND CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2015

Forward-Looking Statements

Statements in this report that are not strictly historical in nature are “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These statements may include, but are not limited to, statements regarding: our ability to successfully market, commercialize and achieve market acceptance for AFREZZA or any other product candidates or therapies that we may develop; our ability to manufacture sufficient quantities of AFREZZA and obtain insulin supply as needed; our ability to successfully commercialize our Technosphere drug delivery platform; our estimates for future performance; our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing; the timing and amount of our future recognition of deferred product sales from collaboration, product costs from collaboration and income from collaboration; the progress or success of our research, development and clinical programs, including the application for and receipt of regulatory clearances and approvals; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and scientific studies and the conclusions we draw from them. These statements are only predictions or conclusions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” and elsewhere in this report. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

MannKind Corporation is a biopharmaceutical company focused on the discovery and development of therapeutic products for diseases such as diabetes. Our only approved product, AFREZZA, is a rapid-acting inhaled insulin that was approved by the U.S. Food and Drug Administration (the “FDA”) on June 27, 2014 to improve glycemic control in adult patients with diabetes. AFREZZA became available by prescription in United States retail pharmacies in February 2015. According to the Centers for Disease Control and Prevention, in the United States in 2012, approximately 29.1 million people had diabetes. Globally, the International Diabetes Federation has estimated that approximately 415.0 million people had diabetes in 2015 and approximately 642.0 million people will have diabetes by 2040.

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

On August 11, 2014, we entered into a license and collaboration agreement (the “Sanofi License Agreement”) with Sanofi-Aventis Deutschland GmbH (which subsequently assigned its rights and obligations under the agreement to Sanofi-Aventis U.S. LLC (“Sanofi”)), pursuant to which Sanofi became responsible for global commercial, regulatory and development activities for AFREZZA. For the year ended December 31, 2015, Sanofi reported a total of €7.0 million in annual sales of AFREZZA.

On January 4, 2016, we received written notice from Sanofi of its election to terminate in its entirety the Sanofi License Agreement. Sanofi’s notice indicated that the termination was pursuant to Sanofi’s right to terminate the agreement upon Sanofi’s good faith determination that the commercialization of AFREZZA is no longer economically viable in the United States, in which case the effective date of termination (the “Termination Date”) would be April 4, 2016. In the alternative, Sanofi indicated that the termination was also pursuant to its right to terminate the agreement for any reason, in which case the Termination Date would be July 4, 2016. We believe that Sanofi lacks a good faith basis for determining that commercialization of AFREZZA is no longer economically viable in the United States. Nonetheless, in the interest of an expedient transition, we are currently working with Sanofi to transfer and wind down the agreement activities by April 4, 2016, or as soon as practicable thereafter. As required by the Sanofi License Agreement, we and Sanofi are currently using diligent efforts to facilitate the smooth and orderly transition of development and commercialization activities related to AFREZZA, and are negotiating in good faith a written transition agreement for this purpose. As a result of the foregoing termination, effective on the Termination Date and thereafter during any period which Sanofi is required to perform any wind-down activities pursuant to the terms of the Sanofi License Agreement, the rights granted to Sanofi under the Sanofi License Agreement to develop and commercialize AFREZZA will become non-exclusive and we will have the right to engage one or more other distributors and/or licensees of AFREZZA. Sanofi will continue to distribute AFREZZA during the wind-down period as required by the agreement until such time that we or our designee takes over responsibility for distribution. All profits and losses from AFREZZA product sales by Sanofi or its affiliates after the Termination Date, if any, will continue to be shared 65% by Sanofi and 35% by us pursuant to the terms of the Sanofi License Agreement. We and Sanofi are also parties to a supply agreement, dated August 11, 2014 (the “Sanofi Supply Agreement”), pursuant to which we are required to supply Sanofi or its affiliates or its sublicensees such quantities of AFREZZA as requested by Sanofi to cover its commercial requirements. As a result of the termination of the Sanofi License Agreement, the Sanofi Supply Agreement will terminate by its terms on the Termination Date. In addition to the foregoing agreements, we and Aventisub LLC, an affiliate of Sanofi, are parties to a Senior Secured Revolving Promissory Note, dated September 23, 2014 (the “Sanofi Loan Facility”) and a Guaranty and Security Agreement (the “Security Agreement”). Both the Sanofi Loan Facility and the Security Agreement remain in effect. Pursuant to the Sanofi Loan Facility, we may borrow up to an aggregate of $175.0 million to fund our share of net losses from AFREZZA product sales by Sanofi or its affiliates. The original maturity date of September 23, 2024 for repayment of the outstanding principal amount of the loans under the Sanofi Loan Facility is not affected by the termination of the Sanofi License Agreement.

As part of the approval of AFREZZA, the FDA required us to conduct the following post-marketing studies:

•

A dose-ranging pharmacokinetic (PK)-pharmacodynamic (PD) glucose-clamp trial to characterize the dose-response of AFREZZA relative to subcutaneous insulin in patients with type 1 diabetes, which Sanofi completed in 2015;

•	A PK-PD glucose-clamp trial to characterize within-subject variability, which Sanofi completed in 2015;

•

An open-label PK and multiple-dose safety and tolerability dose-titration trial of AFREZZA in pediatric patients ages 4 to 17 years with type 1 diabetes, for which Sanofi is in the process of enrolling subjects, followed by a prospective, open-label, randomized, controlled trial comparing the efficacy and safety of prandial AFREZZA to prandial subcutaneous insulin as part used in combination with subcutaneous basal insulin in pediatric patients 4 to 17 years old with type 1 or type 2 diabetes; and

•	A five-year, randomized, controlled trial in 8,000-10,000 patients with type 2 diabetes to assess the potential serious risk of pulmonary malignancy with AFREZZA use.

Pursuant to the Sanofi License Agreement, we transferred the approved new drug application (“NDA”) for AFREZZA to Sanofi following the closing of the transaction. Sanofi has completed the two PK-PD studies and is in the process of enrolling subjects in the first part of the pediatric study. The obligation to complete the pediatric study and to conduct the five-year pulmonary safety study will revert to us when the NDA for AFREZZA is transferred back to us in connection with the termination of the Sanofi License Agreement. At that time, we will become responsible for the NDA and its maintenance.

Manufacturing and Supply

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

We believe that our Connecticut facility has enough capacity to satisfy the current commercial demand for AFREZZA. We currently have three operational filling lines with the capacity to process 300-360 million cartridges per year. In addition, the facility includes expansion space to accommodate additional filling lines and other equipment, allowing production capacity to be increased based on the demand for AFREZZA over the next several years.

Currently, the only approved source of insulin for AFREZZA is manufactured by Amphastar France Pharmaceuticals S.A.S. (“Amphastar”). In April 2014, Amphastar acquired a manufacturing facility from N.V. Organon, a subsidiary of Merck & Co., Inc., where we had previously obtained the insulin that we use to make AFREZZA. On July 31, 2014, we entered into a supply agreement with Amphastar (the “Insulin Supply Agreement”), pursuant to which we agreed to purchase certain annual minimum quantities of insulin for calendar years 2015 through 2019 for an aggregate total purchase price of approximately €120.1 million, of which €98.5 million is remaining at December 31, 2015. We have contracted for the purchase of €28.8 million in 2016 and the remaining annual minimum quantities will be €23.3 million for the years ending December 31, 2017 through 2019. We also may purchase additional quantities of insulin over such annual minimum quantities at our option. Unless earlier terminated, the term of the Insulin Supply Agreement expires on December 31, 2019 and can be renewed for additional, successive two year terms upon 12 months written notice given prior to the end of the initial term or any additional two year term. We and Amphastar each have normal and customary termination rights, including termination for material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy or insolvency of the other party. In addition, we may terminate the Insulin Supply Agreement upon two years’ prior written notice to Amphastar without cause or upon 30 days prior written notice to Amphastar if a controlling regulatory authority withdraws approval for AFREZZA, provided, however, in the event of a termination pursuant to either of the latter two scenarios, the provisions of the Insulin Supply Agreement require us to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination.

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

Currently, we purchase the raw material from which we produce Technosphere particles (fumaryl diketopiperazine (“FDKP”)) from a major chemical manufacturer with facilities in Europe and North America. We also have the capability of manufacturing this chemical ourselves in our Danbury facility.

We have a three-year supply agreement with the contract manufacturer that produces our inhaler and the corresponding cartridges. We expect to be able to qualify an additional vendor of plastic-molding contract manufacturing services, if warranted by demand.

We also have a three-year agreement with the contractor that performs the final packaging of AFREZZA overwraps, inhalers and printed material into patient kits. We expect to be able to qualify an additional vendor of packaging services, if warranted by demand.

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

In January 2016, we entered into a collaboration and license agreement with a newly formed entity, Receptor Life Sciences, Inc., pursuant to which Receptor is evaluating the feasibility of developing multiple inhaled therapeutic products using our technology to explore their potential to treat conditions such as chronic pain, neurologic diseases and inflammatory disorders.

Our Strategy

The following are the key elements of our strategy:

Commercialization and development of AFREZZA. As soon as practicable following the Termination Date of the Sanofi License Agreement, our intention is to assume the responsibility for commercializing and developing AFREZZA in the United States. In order to commercially market AFREZZA, we will need to develop an internal sales team and expand our marketing infrastructure, collaborate with third parties who have greater sales and marketing capabilities, purchase services from a contract commercial organization, or utilize some combination of one or more of the above. We also intend to seek regional partnerships for the development and commercialization of AFREZZA in foreign jurisdictions where there are appropriate commercial opportunities.

Capitalize on our proprietary Technosphere and inhaler technology for the delivery of active pharmaceutical ingredients. We believe that Technosphere formulations of active pharmaceutical ingredients have the potential to demonstrate clinical advantages over existing therapeutic options in a variety of therapeutic areas. In addition to our collaboration with Receptor, we are actively exploring other opportunities to out-license our proprietary Technosphere formulation and device technologies. We are also evaluating several product opportunities that we would consider developing as internally funded efforts.

Sales and Marketing

To date, we have relied on Sanofi to conduct all sales and marketing activities related to AFREZZA. As soon as practicable following the Termination Date of the Sanofi License Agreement, our intention is to assume the responsibility for these activities.

In order to commercially market AFREZZA, we will need to develop an internal sales team and expand our marketing infrastructure, collaborate with third parties who have greater sales and marketing capabilities, purchase services from a contract commercial organization, or utilize some combination of these approaches.

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

Our Technosphere drug delivery platform, including AFREZZA, enjoys patent protection relating to the particles, their manufacture, and their use for pulmonary delivery of drugs. We have additional patent coverage relating to the treatment of diabetes using AFREZZA. We have been granted patent coverage for the commercial version of our inhaler and cartridges. We have additional pending patent applications, and expect to file further applications, relating to the drug delivery platform, methods of manufacture, the AFREZZA product and its use, and other Technosphere-based products, inhalers and inhaler cartridges. Overall, AFREZZA is protected by over 330 issued patents in the United States and selected jurisdictions around the world and we also have over 350 applications pending that may provide additional protection if and when they are allowed. These include composition and inhaler and cartridge patents providing protection for AFREZZA with various expiration dates, the longer-lived of which will not expire until 2032. In addition, we have certain method of treatment claims that have terms extending into 2026 and 2029.

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

Competition

The pharmaceutical and biotechnology industries are highly competitive and characterized by rapidly evolving technology and intense research and development efforts. We compete with companies, including major global pharmaceutical companies, and other institutions that have substantially greater financial, research and development, marketing and sales capabilities and have substantially greater experience in undertaking preclinical and clinical testing of products, obtaining regulatory approvals and marketing and selling biopharmaceutical products. We face competition based on, among other things, product efficacy and safety, the timing and scope of regulatory approvals, product ease of use and price.

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

Several insulin products in development are reported to have a time-action profile that is more rapid than that of the currently available injected rapid-acting insulin analogs. For example, Novo Nordisk is developing NN1218, an insulin analog that is intended to provide faster onset of action than aspart. NN1218 is currently undergoing regulatory review in the United States and Europe. In addition, Biodel, Inc. has conducted a Phase 2 clinical trial of BIOD-123, a formulation of human insulin with certain excipients that increase the rate of absorption following injection.

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

Dance Biopharm, Inc. has completed Phase 2 clinical studies of an inhaled insulin product that utilizes a liquid formulation of human insulin, dispensed through a handheld electronic aerosol device, and is preparing to commence pivotal studies.

Non-insulin Medications

AFREZZA also competes with currently available non-insulin medication products for type 2 diabetes. These products include the following:

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

•

Submission to the FDA of an investigational new drug application (“IND”), which must become effective before human clinical trials may commence. The results of the preclinical studies are submitted to the FDA as part of the IND. Unless the FDA objects and places a clinical hold, the IND becomes effective 30 days following receipt by the FDA.

•

Approval of clinical protocols by independent institutional review boards (“IRBs”) at each of the participating clinical centers conducting a study. The IRBs consider, among other things, ethical factors, the potential risks to individuals participating in the trials and the potential liability of the institution. The IRB also approves the consent form signed by the trial participants. The IRB also approves the consent form signed by the trial participants. The IRB of FDA may place a trial on hold at any time if it believes the risks to subjects outweigh the potential benefits.

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

•

Concurrent with clinical trials and preclinical studies, companies also must develop information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with the FDA’s current good manufacturing practices (“cGMPs”), requirements for drug products. The manufacturing process must be capable of consistently producing quality batches of the product and the manufacturer must develop methods for testing the quality, purity, and potency of the final products. Additionally, appropriate packaging must be selected and tested and chemistry stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf-life.

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

The testing and approval process requires substantial time, effort and financial resources. Data that we submit are subject to varying interpretations, and the FDA and comparable regulatory authorities in foreign jurisdictions may not agree that our product candidates have been shown to be safe and effective. We cannot be certain that any approval of our products will be granted on a timely basis, if at all. If any of our products are approved for marketing by the FDA, we will be subject to continuing regulation by the FDA, including post marketing study commitments or requirements, risk evaluation and mitigation strategies, record-keeping requirements, reporting of adverse experiences with the product, submitting other periodic reports, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, and complying with certain electronic records and signature requirements. Prior to and following approval, if granted, all manufacturing sites are subject to inspection by the FDA and other national regulatory bodies and must comply with cGMP, QSR and other requirements enforced by the FDA and other national regulatory bodies through their facilities inspection program. Foreign manufacturing establishments must comply with similar regulations. In addition, our drug-manufacturing facilities located in Danbury and the facilities of our insulin supplier, the supplier(s) of our Technosphere material and the supplier(s) of our inhaler and cartridges are subject to federal registration and listing requirements and, if applicable, to state licensing requirements. Failure, including those of our suppliers, to obtain and maintain applicable federal registrations or state licenses, or to meet the inspection criteria of the FDA or the other national regulatory bodies, would disrupt our manufacturing processes and would harm our business. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full compliance.

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

Healthcare Regulatory and Pharmaceutical Pricing

Government coverage and reimbursement policies both directly and indirectly affect our ability to successfully commercialize our approved products, and such coverage and reimbursement policies will be affected by future healthcare reform measures. Government health administration authorities, private health insurers and other organizations generally decide which drugs they will pay for and establish reimbursement levels for healthcare. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. Recently, in the United States there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products. For example, there have been several recent U.S. Congressional inquiries regarding certain drug manufacturers’ pricing practices and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

The United States and some foreign jurisdictions have enacted or are considering a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including, most recently, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (“collectively, “PPACA”), enacted in March 2010. The Physician Payments Sunshine Act within PPACA, and its implementing regulations, require certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

Further, if a drug product is reimbursed by Medicare, Medicaid or other federal or state healthcare programs, we must comply with, among others, the federal civil and criminal false claims laws, including the civil False Claims Act, as amended, the federal Anti-Kickback Statute, as amended, and similar state laws. If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Medicare Prescription Drug Improvement and Modernization Act of 2003. Additionally, PPACA substantially changed the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, PPACA established: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. There have been judicial and Congressional challenges to certain aspects of PPACA, and we expect there will be additional challenges and amendments to PPACA. Other legislative changes have been proposed and adopted in the United States since PPACA. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2015, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers. In the future, there may continue to be additional proposals relating to the reform of the U.S. health care system, some of which could further limit the prices we are able to charge for our products, or the amounts of reimbursement available for our products. If drug products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology and Clinical Health Act (“HITECH”), and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates” — independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We may incur significant costs to comply with these laws and regulations now or in the future. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, disgorgement, exclusion of products from reimbursement under government programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Research and Development Expenses; Long-Lived Assets

A significant portion of our operating expenses relates to research and development. Our research and development expenses totaled $29.7 million, $100.2 million, and $109.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Our long-lived assets are located in the United States and totaled $48.7 million, $192.1 million, and $176.6 million as of December 31, 2015, 2014, and 2013, respectively.

Employees

As of December 31, 2015, we had 192 full-time employees. Six of these employees were engaged in basic research and development, 105 in manufacturing, 41 in clinical research and development, regulatory affairs and quality assurance and 40 in administration, finance, management, information systems, marketing, corporate development and human resources. Twenty of these employees had a Ph.D. degree and/or M.D. degree and were engaged in activities relating to research and development, manufacturing, quality assurance or business development.

None of our employees are subject to a collective bargaining agreement. We believe relations with our employees are good.

Corporate Information

We were incorporated in the State of Delaware on February 14, 1991. Our principal executive offices are located at 25134 Rye Canyon Loop Suite 300, Valencia, California 91355, and our telephone number at that address is (661) 775-5300. MannKind Corporation and the MannKind Corporation logo are our service marks. Our website address is http://www.mannkindcorp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.

Scientific Advisors

We seek advice from a number of leading scientists and physicians on scientific, technical and medical matters. These advisors are leading scientists in the areas of pharmacology, chemistry, immunology and biology. Our scientific advisors are consulted regularly to assess, among other things:

•	our research and development programs;

•	the design and implementation of our clinical programs;

•	our patent and publication strategies;

•	market opportunities from a clinical perspective;

•	new technologies relevant to our research and development programs; and

•	specific scientific and technical issues relevant to our business.

Executive Officers of the Registrant

The following table sets forth our current executive officers and their ages:

Name	Age	Position(s)
Matthew J. Pfeffer	58	Chief Executive Officer, Chief Financial Officer, and Director
Raymond W. Urbanski, M.D, Ph.D.	56	Corporate Vice President, Chief Medical Officer
Michael E. Castagna, Pharm.D	39	Chief Commercial Officer
David B. Thomson, Ph.D., J.D	49	Corporate Vice President, General Counsel and Secretary
Joseph Kocinsky	52	Corporate Vice President, Chief Technology Officer
Linda Adreveno	60	Senior Vice President, Human Resources

Matthew J. Pfeffer has served as our Chief Executive Officer and one of our directors since January 2016 and as our Chief Financial Officer since April 2008. Mr. Pfeffer also served as our Corporate Vice President from April 2008 until January 2016. Previously, Mr. Pfeffer served as Chief Financial Officer and Senior Vice President of Finance and Administration of VaxGen, Inc. from March 2006 until April 2008, with responsibility for finance, tax, treasury, human resources, IT, purchasing and facilities functions. Prior to VaxGen, Mr. Pfeffer served as CFO of Cell Genesys, Inc. During his nine year tenure at Cell Genesys, Mr. Pfeffer served as Director of Finance before being named CFO in 1998. Prior to that, Mr. Pfeffer served in a variety of financial management positions at other companies, including roles as Corporate Controller, Manager of Internal Audit and Manager of Financial Reporting. Mr. Pfeffer began his career at Price Waterhouse. Mr. Pfeffer graduated from the University of California, Berkeley and is a Certified Public Accountant.

Raymond W. Urbanski, M.D., Ph.D. has been our Chief Medical Officer since August 2015. Prior to joining us, he served as Chief Medical Officer at Mylan, Inc. from September 2012 to September 2014 and Chief Medical Officer at Metabolex, Inc. from October 2011 to June 2012. From June 2004 to October 2011, Dr. Urbanski held several positions with Pfizer Inc. most recently as Vice President and Medical Head of the Established Products Business Unit. He also served as Vice President of Research and Development and Chief Medical Officer at Suntory Pharmaceutical, Inc. Dr. Urbanski earned both his M.D. and Ph.D. in pharmacology and toxicology at the University of Medicine and Dentistry of New Jersey. He completed his residency and fellowship training at Thomas Jefferson University Hospital in Philadelphia.

Michael E. Castagna, Pharm.D. has been our Chief Commercial Officer since March 2016. From November 2012 until he joined MannKind, Dr. Castagna was at Amgen, Inc., where he initially served as Vice President, Global Lifecycle Management and was most recently Vice President, Global Commercial Lead for Amgen’s Biosimilar Business Unit. From 2010 to 2012, he was Executive Director, Immunology, at Bristol-Myers Squibb. Before BMS, Dr. Castagna served as Vice President & Head, Biopharmaceuticals, North America, at Sandoz. He has also held positions with commercial responsibilities at EMD (Merck) Serono, Pharmasset and DuPont Pharmaceuticals. He received his pharmacy degree from University of the Sciences-Philadelphia College of Pharmacy, a Doctor of Pharmacy from Massachusetts College of Pharmacy & Sciences and an MBA from The Wharton School of Business at the University of Pennsylvania.

David B. Thomson, Ph.D., J.D. has been our Corporate Vice President, General Counsel and Corporate Secretary since January 2002. Prior to joining us, he practiced corporate/commercial and securities law at a major Toronto law firm. Earlier in his career, Dr. Thomson was a post-doctoral fellow at the Rockefeller University. Dr. Thomson obtained his bachelor’s degree, master’s degree and Ph.D. from Queens University and obtained his J.D. from the University of Toronto.

Joseph Kocinsky has been our Corporate Vice President, Chief Technology Officer since October 2015. Mr. Kocinsky has over 28 years of experience in the pharmaceutical industry in technical operations and product development. Prior to joining us in 2003, he held a variety of technical and management positions with increased responsibility at Schering-Plough Corp. Mr. Kocinsky holds a bachelor’s degree in chemical engineering and a master’s degree in Biomedical Engineering from New Jersey Institute of Technology and a master’s degree in business administration from Seton Hall University.

Linda Adreveno has been our Senior Vice President of Human Resources since March 2015. Prior to joining us, she was President of reOptimize, Inc., a boutique Human Resources consulting firm working with small to medium sized companies, from April 2006 to March 201, and Senior Director of Human Resources at Nektar Therapeutics from August 2001 to January 2006. Previously, she held senior management positions at Scient, a consulting company, and Sybase. She is a member of the Society of Human Resources Management (SHRM) and is also a certified Senior Professional in Human Resources (SPHR). She holds a bachelor’s degree in liberal arts from Regents College (now Excelsior College) in New York, and a master’s degree in management from John F. Kennedy University in California.

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

We have expended significant time, money and effort in the development of our only approved product, AFREZZA. We anticipate that in the near term, our ability to generate revenues will depend on the successful commercialization of AFREZZA and our ability to enter into licensing arrangements for our Technosphere platform technology that involve license, milestone, royalty or other payments to us.

On February 3, 2015, AFREZZA became available by prescription in United States retail pharmacies. We must receive the necessary approvals from foreign regulatory agencies before AFREZZA can be marketed outside of the United States. Even with such regulatory approval, we ultimately may be unable to gain market acceptance of AFREZZA for a variety of reasons, including the treatment and dosage regimen, potential adverse effects, the availability of alternative treatments and lack of coverage or adequate reimbursement. As of December 31, 2015, Sanofi reported €7.0 million in annual sales of AFREZZA.

As a result of the termination of the Sanofi License Agreement, we intend to pursue development and commercialization of AFREZZA in the United States on our own and seek regional partnerships for the development and commercialization of AFREZZA in foreign jurisdictions where there are appropriate commercial opportunities. If we fail to commercialize AFREZZA successfully, our business, financial condition and results of operations will be materially and adversely affected.

We may not be able to successfully develop and commercialize AFREZZA on our own in the United States or find regional partnerships for the development and commercialization of AFREZZA in foreign jurisdictions. The commercialization and development of AFREZZA will require substantially increased capital that we may not be able to fund.

Sanofi has been responsible for global commercial, regulatory and post-approval development activities for AFREZZA pursuant to the Sanofi License Agreement, and we have been responsible for manufacturing AFREZZA to supply Sanofi’s demand for the product. On January 4, 2016, we received written notice from Sanofi of Sanofi’s election to terminate in its entirety the Sanofi License Agreement.

Our ability to continue the development and commercialization of AFREZZA is dependent upon the successful transition of AFREZZA from Sanofi. Pursuant to the terms of the Sanofi License Agreement, we and Sanofi are required to use diligent efforts to facilitate the smooth and orderly transition of relevant obligations and rights to us with respect to development and commercialization activities related to AFREZZA, and are also required to negotiate in good faith a written transition agreement for this purpose. During the transition period, we will be dependent on Sanofi to perform certain activities related to AFREZZA, which subjects us to a number of risks, including:

•	Sanofi may not perform as expected and we are not be able to control the amount and timing of resources that Sanofi devotes to the transition;

•

there may be disputes between us and Sanofi that may result in the delay of the achievement of regulatory and commercial objectives, or costly litigation or arbitration that diverts our management’s attention and resources;

•

the manner in which Sanofi effects the transition could adversely impact the development of or sales of AFREZZA and failure to comply with applicable regulatory guidelines could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production and refusal to approve any new drug applications;

•

business combinations or significant changes in Sanofi’s business strategy or failure to apply financial and other resources to the transition may also adversely affect Sanofi’s ability to perform its obligations; and

•

Sanofi may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation.

There are also risks relating to whether we will have the available financial and other resources to implement the transition smoothly.

As a result of the termination of the Sanofi License Agreement, we will also assume the responsibility for commercializing and developing AFREZZA in the United States. We have no experience with commercializing AFREZZA and may not have the resources to undertake such activities on our own. In order to commercialize AFREZZA in the United States, we will need to build our commercialization capabilities, including sales and marketing capabilities, which we will do through hiring our own personnel or subcontracting to a commercial sales organization, or a combination of these. The market for skilled commercial personnel is highly competitive, and we may not be able to find and hire all of the personnel we need on a timely basis. We may engage in sales and marketing activities by subcontracting with a skilled commercial sales organization, though there are risks regarding whether a subcontractor will provide the level of effort and attention to AFREZZA necessary for successful commercialization. We will also become responsible for negotiating and securing coverage and reimbursement for AFREZZA. If we are unable to obtain coverage of, and adequate payment levels for AFREZZA, physicians may limit how much or under what circumstances they will prescribe or administer AFREZZA and patients may decline to purchase AFREZZA, which would have an adverse effect on our ability to generate revenues. Building the internal infrastructure to further develop and commercialize AFREZZA will be costly and time-consuming, and may be distracting to management, and we may not be successful in our efforts or successful in obtaining financing to support those efforts.

We will also become responsible for the NDA for AFREZZA and its maintenance. We have no experience with the maintenance of an NDA and may fail to comply with maintenance requirements, including timely submitting required reports, particularly if Sanofi is not fully cooperative in transferring required data to us. Furthermore, we will become responsible for the conduct of ongoing or still required post-approval trials of AFREZZA once transferred from Sanofi. The transfer of these trials and our financial and resources constraints may result in delays or adversely impact their reliability and completion.

We also intend to seek regional partnerships for the development and commercialization of AFREZZA in foreign jurisdictions where there are appropriate commercial opportunities. It may be difficult to find a new collaboration partner that is willing to devote the time and resources necessary to successfully commercialize AFREZZA. Collaborations with third parties may require us to relinquish material rights, including revenue from commercialization, on terms that are less attractive than our collaboration with Sanofi or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We may also face significant competition in seeking collaboration partners, especially in the current market, and may not be able to find a suitable collaboration partner in a timely manner on acceptable terms, or at all. Any of these factors could cause delay or prevent the successful commercialization of AFREZZA and could have a material and adverse impact on our business, financial condition and results of operations and the market price of our common stock and other securities could decline.

We may not be successful in our efforts to develop and commercialize our other product candidates.

We have sought to develop our other product candidates through our internal research programs. All of our product candidates will require additional research and development and, in some cases, significant preclinical, clinical and other testing prior to seeking regulatory approval to market them. Accordingly, these product candidates will not be commercially available for a number of years, if at all. Further research and development on these programs will require significant financial resources. Given our limited financial resources and our focus on development and commercialization of AFREZZA, we will not be able to advance these programs unless we are able to enter into collaborations with third parties to fund of these programs or to obtain funding to enable us to continue these programs.

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

We have a history of operating losses, we expect to incur losses in the future and we may not generate positive cash flow from operations in the future.

We have never been profitable or generated positive cash flow from cumulative operations to date. Historically, we have reported negative cash flow from operations other than for the nine months ended September 30, 2014, for the year ended December 31, 2014, and for the three months ended March 31, 2015 as a result of our receipt of an upfront payment and milestone payments from Sanofi. As of December 31, 2015, we had an accumulated deficit of $2.9 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of AFREZZA, after the termination of the Sanofi License Agreement is effective. In connection with our quarterly assessment of impairment indicators and inventory valuation, we identified an impairment of our long-lived assets which resulted in charges of $140.4 million in the fourth quarter of 2015. In addition, we have agreed to purchase annual minimum quantities of insulin for calendar years 2015 through 2019 under the Insulin Supply Agreement with Amphastar in the aggregate of approximately €120.1 million, of which €104.0 million is remaining at December 31, 2015. We are obligated to purchase €34.1 million in 2016 and the remaining annual minimum quantities will be €23.3 million for the years ending December 31, 2017 through 2019. We may not have the necessary capital resources on hand in order to service this contractual commitment. We recognized a loss on purchase commitments of $66.2 million in the fourth quarter of 2015. Additional impairment charges may be identified and recognized in the future. Our cumulative net loss may therefore increase significantly.

Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of December 31, 2015, we had stockholders’ deficit of $350.3 million. Our ability to achieve and sustain positive cash flow from operations and profitability depends heavily upon successfully commercializing AFREZZA, and we cannot be sure when we will generate positive cash flow from operations or become profitable, if at all.

We will need to raise additional capital to fund our operations, and our inability to do so could raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities including the commercialization of AFREZZA and the development of other product candidates and to avoid defaulting under the covenant in our facility agreement with Deerfield Private Design Fund II, L.P. (“Deerfield Private Design Fund”) and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) dated July 1, 2013 (as amended, the “Facility Agreement”) that requires us to maintain at least $25.0 million in cash and cash equivalents or available borrowings under the loan arrangement, dated as of October 2, 2007, between us and The Mann Group LLC (as amended, restated, or otherwise modified as of the date hereof, “The Mann Group Loan Arrangement”), as of the last day of each fiscal quarter. It may be difficult for us to raise additional funds on favorable terms, or at all. As of December 31, 2015, we had stockholders’ deficit of $350.3 million, which may raise concerns about our solvency and affect our ability to raise additional capital. The extent of our additional funding requirements will depend on a number of factors, including:

•	the degree to which AFREZZA is commercially successful;

•	the degree to which we are able to generate revenue from our Technosphere drug delivery platform;

•	the costs of developing and commercializing AFREZZA on our own in the United States, including the costs of building our commercialization capabilities;

•	the costs of finding regional collaboration partners for the development and commercialization of AFREZZA in foreign jurisdictions;

•

the demand by any or all of the holders of the 5.75% Convertible Senior Subordinated Exchange Notes due 2018 (the “2018 notes”), the 9.75% Senior Convertible Notes due 2019 issued to Deerfield (the “2019 notes”), and the 8.75% Senior Convertible Notes due 2019 issued to Deerfield (the “Tranche B notes”) to require us to repay or repurchase such debt securities if and when required;

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

•

our obligation to make milestone payments pursuant to the milestone rights issued to Deerfield Private Design Fund and Horizon Santé FLML SÁRL (collectively, the “Milestone Purchasers”) and pursuant to the Milestone Rights Purchase Agreement dated July 1, 2013 (the “Milestone Agreement”);

•	our obligation to bear our share of net losses, if any, if Sanofi makes any product sales under the Sanofi License Agreement after the Termination Date;

•	our success in establishing strategic business collaborations or other sales or licensing of assets, and the timing and amount of any payments we might receive from any such transactions;

•	actions taken by the FDA and other regulatory authorities affecting AFREZZA and our product candidates and competitive products;

•	the emergence of competing technologies and products and other market developments;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;

•	the level of our legal and litigation expenses; and

•	the costs of discontinuing projects and technologies, and/or decommissioning existing facilities, if we undertake any such activities.

We have raised capital in the past through the sale of equity and debt securities and we may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities including asset-based borrowings. There can be no assurances, however, that we will be able to raise additional capital on acceptable terms, or at all. Issuances of additional debt or equity securities or the conversion of any of our currently outstanding convertible debt securities into shares of our common stock or the exercise of our currently outstanding warrants for shares of our common stock could impact the rights of the holders of our common stock and will dilute their ownership percentage. Moreover, the establishment of other funding facilities may impose restrictions on our operations. These restrictions could include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also will need to raise additional capital by pursuing opportunities for the licensing or sale of certain intellectual property and other assets. We cannot offer assurances, however, that any strategic collaborations, sales of securities or sales or licenses of assets will be available to us on a timely basis or on acceptable terms, if at all. We may be required to enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such relationships may not be on terms as commercially favorable to us as might otherwise be the case.

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

We cannot provide assurances that changed or unexpected circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate, in which case we will be required to raise additional capital. There can be no assurances that we will be able to raise additional capital on favorable terms, or at all. If we are unable to raise adequate additional capital we will be required to reduce expenses through the delay, reduction or curtailment of our projects, or further reduction of costs for facilities and administration, and there will continue to be substantial doubt about our ability to continue as a going concern.

We have a substantial amount of debt pursuant to the 2018 notes, 2019 notes, Tranche B notes, The Mann Group Loan Arrangement and the Sanofi Loan Facility, and we may incur additional indebtedness under The Mann Group Loan Arrangement and we may be unable to make required payments of interest and principal as they become due.

As of February 22, 2016, we had $219.6 million principal amount of outstanding debt, consisting of:

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

•	$49.5 million principal amount of indebtedness under The Mann Group Loan Arrangement, bearing interest at 5.84% and maturing and due on January 5, 2020; and

•

$62.4 million principal amount borrowed under the Sanofi Loan Facility to fund our share of net losses under the Sanofi License Agreement, bearing interest at a rate of 8.5% per annum, with accrued interest payable in-kind and compounded quarterly, and maturing and due on September 23, 2024.

We may borrow an additional $30.1 million under The Mann Group Loan Arrangement. We anticipate using a portion of these available borrowings to capitalize accrued interest into principal, upon mutual agreement of the parties, as it becomes due and payable under The Mann Group Loan Arrangement. As of December 31, 2015 the accrued and unpaid interest under The Mann Group Loan Arrangement was $6.4 million.

All profits and losses from AFREZZA product sales by Sanofi or its affiliates after the Termination Date, if any, will continue to be shared 65% by Sanofi and 35% by us pursuant to the terms of the Sanofi License Agreement, and we may borrow up to an aggregate of $175.0 million pursuant to the Sanofi Loan Facility to fund our share of net losses from AFREZZA product sales by Sanofi or its affiliates. Our total share of the net losses are $62.4 million as of December 31, 2015, classified as Sanofi loan facility and loss share obligation, and such amount has been borrowed under the Sanofi Loan Facility as of February 22, 2016.

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the terms of our indebtedness when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2018 notes, or certain Major Transactions as defined in the Facility Agreement in respect of the 2019 notes and the Tranche B notes, the holders of the respective debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. The 2018 notes bear interest at the rate of 5.75% per year on the outstanding principal amount, payable in cash semiannually in arrears on February 15 and August 15 of each year. The 2019 notes bear interest at the rate of 9.75% per year on the outstanding principal amount and the Tranche B notes bear interest at the rate of 8.75% on the outstanding principal amount, with accrued interest on each payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. Loans under the Sanofi Loan Facility bear interest at a rate of 8.5% per annum, paid-in-kind on a quarterly basis (2.06% per quarter compounded). Loans under The Mann Group Loan Arrangement accrue interest at a rate of 5.84% per annum, due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as we and The Mann Group mutually agree. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2018 notes, 2019 notes, Tranche B notes, or on the loans under the Sanofi Loan Facility, or if we fail to repay or repurchase the 2018 notes, 2019 notes, Tranche B notes, or the loans under the Sanofi Loan Facility when required, we will be in default under the indenture governing the terms of the 2018 notes, the Facility Agreement or other applicable instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

The Facility Agreement includes customary representations, warranties and covenants by us, including restrictions on our ability to incur additional indebtedness, grant certain liens, engage in certain mergers and acquisitions, make certain distributions and make certain voluntary prepayments. Events of default under the Facility Agreement include: our failure to timely make payments due under the 2019 notes or the Tranche B notes; inaccuracies in our representations and warranties to Deerfield; our failure to comply with any of our covenants under any of the Facility Agreement, Milestone Agreement or certain other related security agreements and documents entered into in connection with the Facility Agreement, subject to a cure period with respect to most covenants; our insolvency or the occurrence of certain bankruptcy-related events; certain judgments against us; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on our business; the acceleration of a specified amount of our indebtedness; our cash and cash equivalents, including amounts available to us under The Mann Group Loan Arrangement, falling below $25.0 million as of the last day of any fiscal quarter. If one or more events of default under the Facility Agreement occurs and continues beyond any applicable cure period, the holders of the 2019 notes and Tranche B notes may declare all or any portion of the 2019 notes and Tranche B notes to be immediately due and payable. The Milestone Agreement includes customary representations and warranties and covenants by us, including restrictions on transfers of intellectual property related to AFREZZA. The milestones are subject to acceleration in the event we transfer our intellectual property related to AFREZZA in violation of the terms of the Milestone Agreement.

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

If we do not achieve our projected development goals in the timeframes we expect, our business, financial condition and results of operations will be harmed and the market price of our common stock and other securities could decline.

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

In addition, if we do not obtain sufficient additional funds through sales of securities, strategic collaborations or the license or sale of certain of our assets on a timely basis, we may be required to reduce expenses by delaying, reducing or curtailing our development of product candidates. If we fail to commence or complete, or experience delays in or are forced to curtail, our proposed clinical programs or otherwise fail to adhere to our projected development goals in the timeframes we expect (or within the timeframes expected by analysts or investors), our business, financial condition and results of operations will be harmed and the market price of our common stock and other securities may decline.

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

Forecasts about the effects of the use of drugs, including AFREZZA, over terms longer than the clinical studies or in much larger populations may not be consistent with the earlier clinical results. For example, with the approval of AFREZZA, the FDA has required a five-year, randomized, controlled trial in 8,000 – 10,000 patients with type 2 diabetes, the primary objective of which is to compare the incidence of pulmonary malignancy observed with AFREZZA to that observed in a standard of care control group. If long-term use of a drug results in adverse health effects or reduced efficacy or both, the FDA or other regulatory agencies may terminate our or any of our current or future marketing partner’s ability to market and sell the drug, may narrow the approved indications for use or otherwise require restrictive product labeling or marketing, or may require further clinical studies, which may be time-consuming and expensive and may not produce favorable results.

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

For the commercial manufacture of AFREZZA, we need access to sufficient, reliable and affordable supplies of insulin, our AFREZZA inhaler, the related cartridges and other materials. Currently, the only approved source of insulin for AFREZZA is manufactured by Amphastar and the only source of our proprietary inert excipient, FDKP (fumaryl diketopiperazine), which is the primary component of our Technosphere technology platform, is manufactured by Lonza. We must rely on our suppliers, including Amphastar, to comply with relevant regulatory and other legal requirements, including the production of insulin and FDKP in accordance with the FDA’s cGMPs for drug products, and the production of the AFREZZA inhaler and related cartridges in accordance with QSRs. The supply of any of these materials may be limited or any of the manufacturers may not meet relevant regulatory requirements, and if we are unable to obtain any of these materials in sufficient amounts, in a timely manner and at reasonable prices, or if we encounter delays or difficulties in our relationships with manufacturers or suppliers, the production of AFREZZA may be delayed. Likewise, if Amphastar or Lonza ceases to manufacture or is otherwise unable to deliver insulin for AFREZZA, we will need to locate an alternative source of supply and the production of AFREZZA may be delayed. If any of our suppliers is unwilling or unable to meet its supply obligations and we are unable to secure an alternative supply source in a timely manner and on favorable terms, our business, financial condition, and results of operations may be harmed and the market price of our common stock and other securities may decline.

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

AFREZZA and other products that we may develop in the future may not gain market acceptance among physicians, patients, third-party payors and the healthcare community. For example, as of December 31, 2015, Sanofi reported €7.0 million in annual sales of AFREZZA. Failure to achieve market acceptance would limit our ability to generate revenue and would adversely affect our results of operations.

The degree of market acceptance of AFREZZA and other products that we may develop in the future depends on many factors, including the:

•	approved labeling claims;

•

effectiveness of efforts by us or any of our current or future marketing partner(s) to educate physicians about the benefits and advantages of AFREZZA or our other products and to provide adequate support for them, and the perceived advantages and disadvantages of competitive products;

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

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of governments and third-party payors to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets the pricing of prescription pharmaceuticals is subject to governmental control. In the United States, there has been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private payors for healthcare goods and services may take in response to any drug pricing and reimbursement reform proposals or legislation. Such reforms may limit our ability to generate revenues from sales of AFREZZA or other products that we may develop in the future and achieve profitability. Further, to the extent that such reforms have a material adverse effect on the business, financial condition and profitability of any of our current or future marketing partners for AFREZZA, and companies that are prospective collaborators for our product candidates, our ability to commercialize AFREZZA and our product candidates under development may be adversely affected.

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

If we or any of our current or future marketing partners are unable to obtain coverage of, and adequate payment levels for, AFREZZA or any of our other product candidates that receive marketing approval from third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our and any of our current or future marketing partner’s ability to successfully commercialize AFREZZA and our ability to successfully commercialize any of our other product candidates that receives regulatory approval and impact our profitability, results of operations, financial condition, and prospects.

Healthcare legislation may make it more difficult to receive revenues.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably. For example, in March 2010, PPACA became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the healthcare industry. Among the provisions of PPACA of importance to us are the following:

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

The medical device excise tax has been suspended by the Consolidated Appropriations Act of 2016 (the “CAA”) through December 31, 2017. Absent further Congressional action, the excise tax will be reinstated for medical device sales beginning January 1, 2018. The CAA also temporarily delays implementation of other taxes intended to help fund PPACA programs. Further, there have been judicial and Congressional challenges to other aspects of PPACA, and we expect there will be additional challenges and amendments to PPACA in the future.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, and, following passage of the Bipartisan Budget Act of 2015, will stay in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “ATRA”), which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

If we or any of our current or future marketing partners fail to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations, including those pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. For example, we could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, among others:

•

the federal Anti-Kickback Statute (as amended by PPACA, which modified the intent requirement of the federal Anti-Kickback Statute so that a person or entity no longer needs to have actual knowledge of the Statute or specific intent to violate it to have committed a violation), which constrains our business activities, including our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities by prohibiting, among other things, knowingly and willfully offering soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•

federal civil and criminal false claims laws, including without limitation the civil False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other federal healthcare programs that are false or fraudulent and under PPACA, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal false claims laws;

•

HIPAA, which created new federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by HITECH and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

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

We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. In connection with the audit of our financial statements for the year ended December 31, 2015, we concluded that there was a material weakness in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified related to impairment testing that we performed in accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets and ASC 330-10, Inventories, as of December 31, 2015. Specifically, our review controls did not operate at a sufficient level of precision to identify certain errors. As a result of this material weakness, we and our independent registered public accounting firm evaluated our internal control over financial reporting as ineffective.

We are taking steps to remediate the material weakness in our internal control over financial reporting, including designing additional training programs for relevant personnel and developing specific review procedures regarding the review of the impairment of assets. However, we cannot assure you that these efforts will remediate our material weakness in a timely manner, or at all. If we are unable to successfully remediate our material weakness, or identify any future material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and we may experience a loss of public confidence, which could have an adverse effect on our business, financial condition and the market price of our common stock and other securities.

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

We and certain of our executive officers and directors have been named as defendants in ongoing securities class action lawsuits that could result in substantial costs and divert management’s attention.

Several complaints were filed in the U.S. District Court for the Central District of California against us and certain of our officers and directors on behalf of certain purchasers of our common stock. The complaints include claims asserted under Sections 10(b) and 20(a) of the Exchange Act and have been pled as putative shareholder class actions. In general, the complaints allege that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding the prospects for AFREZZA, thereby artificially inflating the price of our common stock. We and certain of our directors and executive officers have also been named in similar lawsuits filed in Israel. We intend to vigorously defend against these claims. If we are not successful in our defense, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if such claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.

We expect that at least for the foreseeable future, our manufacturing facility in Danbury, Connecticut will be the sole location for the manufacturing of AFREZZA. This facility and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. We depend on our facilities and on collaborators, contractors and vendors for the continued operation of our business, some of whom are located in other countries. Natural disasters or other catastrophic events, including interruptions in the supply of natural resources, political and governmental changes, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, volcanic eruptions, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. We might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs or cause interruptions in our commercialization of AFREZZA.

We deal with hazardous materials and must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development and commercialization of AFREZZA work involves the controlled storage and use of hazardous materials, including chemical and biological materials. In addition, our manufacturing operations involve the use of a chemical that may form an explosive mixture under certain conditions. Our operations also produce hazardous waste products. We are subject to federal, state and local laws and regulations (i) governing how we use, manufacture, store, handle and dispose of these materials (ii) imposing liability for costs of cleaning up, and damages to natural resources from past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances, and (iii) regulating workplace safety. Moreover, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated, and in the event of an accident, we could be held liable for any damages that may result, and any liability could fall outside the coverage or exceed the limits of our insurance. Currently, our general liability policy provides coverage up to $1.0 million per occurrence and $2.0 million in the aggregate and is supplemented by an umbrella policy that provides a further $20.0 million of coverage; however, our insurance policy excludes pollution liability coverage and we do not carry a separate hazardous materials policy. In addition, we could be required to incur significant costs to comply with environmental laws and regulations in the future. Finally, current or future environmental laws and regulations may impair our research, development or production efforts or have an adverse impact on our business, results of operations and financial condition.

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

Even if we comply with regulatory requirements, we may not be able to obtain the labeling claims necessary or desirable for product promotion. We may also be required to undertake post-marketing studies. For example, the FDA required the following post-marketing studies for AFREZZA that remain to be completed:

•	a clinical trial to evaluate pharmacokinetics, safety and efficacy in pediatric patients; and

•	a clinical trial to evaluate the potential risk of pulmonary malignancy with AFREZZA (as well as cardiovascular risk and the long-term effect of AFREZZA on pulmonary function).

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

FDA and comparable foreign regulatory authorities subject AFFREZZA and any approved drug product to extensive and ongoing regulatory requirements concerning the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning letters or holds on clinical trials;

•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;

•	product seizure or detention, or refusal to permit the import or export of our product candidates; and

•	injunctions or the imposition of civil or criminal penalties.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Our suppliers are subject to FDA inspection.

We depend on suppliers for insulin and other materials that comprise AFREZZA, including our AFREZZA inhaler and cartridges. Each supplier must comply with relevant regulatory requirements and is subject to inspection by the FDA. Although we conduct our own inspections and investigations of each supplier, there can be no assurance that the FDA, upon inspection, would find that the supplier substantially complies with the QSR or cGMP requirements, where applicable. If we or any potential third-party manufacturer or supplier fails to comply with these requirements or comparable requirements in foreign countries, regulatory authorities may subject us to regulatory action, including criminal prosecutions, fines and suspension of the manufacture of our products.

If we are required to find a new or additional supplier of insulin, we will be required to evaluate the new supplier’s ability to provide insulin that meets regulatory requirements, including cGMP requirements as well as our specifications and quality requirements, which would require significant time and expense and could delay the manufacturing and commercialization of AFREZZA.

Reports of side effects or safety concerns in related technology fields or in other companies’ clinical studies could delay or prevent us from obtaining regulatory approval for our product candidates or negatively impact public perception of AFREZZA or any other products we may develop.

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

Moreover, the term of a patent is limited and, as a result, the patents protecting our products expire at various dates. For example, some patents providing protection for AFREZZA inhalation powder have terms extending into 2020, 2029, 2030 and 2031. In addition, patents providing protection for our inhaler and cartridges have terms extending into 2023, 2031 and 2032, and we have method of treatment claims that extend into 2026 and 2029. As and when these different patents expire, AFREZZA could become subject to increased competition. As a consequence, we may not be able to recover our development costs.

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

On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted, subjected to post-grant challenge, and may also affect patent litigation. The USPTO is continuing to develop regulations and procedures to govern administration of the Leahy-Smith Act, and while all of the substantive changes to patent law associated with the Leahy-Smith Act have become effective, their true impact will only emerge with time. Moreover there will be a transitional period of many years during which some applications may be eligible for prosecution under the previous rules. There are many ambiguities in this new law and how the courts will interpret it cannot be predicted with confidence. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition and results of operations.

Moreover, patent law continues to evolve. Several further changes to patent law are before Congress. The United States Supreme Court has exhibited an increased interest in patent law and several of its recent decisions have tended to narrow the scope of patentable subject matter related to medical products and methods. For example, in March 2014 the USPTO, in response to Supreme Court decisions, issued new examination guidelines which call into question the patentability of biological inventions that had previously been considered patentable. While none of this has an immediately apparent impact on our core technology and patents, the full and ultimate effect of these developments is not yet known. We also rely on unpatented technology, trade secrets, know-how and confidentiality agreements. We require our officers, employees, consultants and advisors to execute proprietary information and invention and assignment agreements upon commencement of their relationships with us. These agreements provide that all inventions developed by the individual on behalf of us must be assigned to us and that the individual will cooperate with us in connection with securing patent protection on the invention if we wish to pursue such protection. We also execute confidentiality agreements with outside collaborators. There can be no assurance, however, that our inventions and assignment agreements and our confidentiality agreements will provide meaningful protection for our inventions, trade secrets, know-how or other proprietary information in the event of unauthorized use or disclosure of such information. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business, results of operations and financial condition could be adversely affected.

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

Interference proceedings brought by the USPTO, may be necessary to determine the priority of inventions with respect to our patent applications or those of our collaborators or licensors. Additionally, the Leahy-Smith Act has greatly expanded the options for post-grant review of patents that can be brought by third parties. In particular Inter Partes Review (IPR) has resulted in a higher rate of claim invalidation as compared to re-examination, due in part to the much reduced opportunity to repair claims by amendment. Moreover, the filing of IPR petitions has been used by short-sellers as a tool to help drive down stock prices. Litigation, post-grant review, or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to our management. We may not be able, alone or with our collaborators and licensors, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States. We may not prevail in any litigation, post-grant review, or interference proceeding in which we are involved. Even if we do prevail, these proceedings can be very expensive and distract our management.

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

Our ability to make scheduled payments on or to refinance our debt obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations when due.

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

Since January 1, 2013, our closing stock price as reported on The NASDAQ Global Market has ranged from $0.66 to $10.96, through February 22, 2016. The trading price of our common stock is likely to continue to be volatile. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:

•	our ability to develop and commercialize AFREZZA on our own in the United States;

•	our ability to find collaboration partners for the development and commercialization of AFREZZA in foreign jurisdictions;

•	the progress of the commercial launch of AFREZZA and other events or circumstances that we or others estimate will impact the future commercialization of AFREZZA;

•	our future estimates of AFREZZA sales, prescriptions or other operating metrics;

•	our ability to successful commercialize our Technosphere drug delivery platform;

•	the progress of preclinical and clinical studies of our product candidates and the post-approval studies of AFREZZA required by the FDA;

•	the results of preclinical and clinical studies of our product candidates;

•	general economic, political or stock market conditions;

•	legislative developments;

•

announcements by us, our collaborators, or our competitors concerning clinical study results, acquisitions, strategic alliances, technological innovations, newly approved commercial products, product discontinuations, or other developments;

•	the availability of critical materials used in developing and manufacturing AFREZZA or other product candidates;

•	developments or disputes concerning our relationship with any of our current or future collaborators or third party manufacturers;

•	developments or disputes concerning our patents or proprietary rights;

•	the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals;

•	announcements by us concerning our financial condition or operating performance;

•	changes in securities analysts’ estimates of our financial condition or operating performance;

•	general market conditions and fluctuations for emerging growth and pharmaceutical market sectors;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	the status of any legal proceedings or regulatory matters against or involving us or any of our executive officers and directors; and

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

If we fail to continue to meet all applicable listing requirements, our common stock may be delisted from The NASDAQ Global Market, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on The NASDAQ Global Market, which has qualitative and quantitative listing criteria. If we are unable to meet any of the NASDAQ listing requirements in the future, including, for example, if the closing bid price for our common stock falls below $1.00 per share for 30 consecutive trading days, NASDAQ could determine to delist our common stock, which could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. As of February 22, 2016, the closing price of our common stock on The NASDAQ Global Market was $1.00. A delisting of our common stock could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence in our company.

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

As a result of the death of Alfred Mann, the stock that he previously controlled is currently controlled by various trusts, and we cannot assure you of the manner in which the trustees will manage the holdings.

At December 31, 2015, Alfred E. Mann beneficially owned approximately 35.7% of our outstanding shares of capital stock, including shares held in the Alfred E. Mann Living Trust, Mann Group LLC, Mannco LLC, Biomed Partners, LLC and Biomed Partners II, LLC.

Mr. Mann passed away on February 25, 2016. All of the shares beneficially owned by Mr. Mann in the Alfred E. Mann Living Trust, The Mann Group LLC and Mannco LLC are controlled by an administrative trust during the period of administration of Mr. Mann’s estate. The trustees of the administrative trust are Mr. Mann’s wife and two other trustees. The trustees have the power to sell the shares or deal with them as an owner. Relatives and other individuals may receive bequests of shares under Mr. Mann’s trust. The residuary beneficiary of the trust is the Alfred E. Mann Family Foundation, a charitable organization under section 501(c)(3) of the Internal Revenue Code that is a private foundation under section 509 of the Code. The same three trustees control the Alfred E. Mann Family Foundation. The Alfred E. Mann Family Foundation will have the power to sell the shares or deal with them as an owner. If not sold by the trust, the shares owned by the trust may be distributed to one or more of the individual or charitable beneficiaries of the trust.

The managing members of Biomed Partners, LLC and Biomed Partners II, LLC are now controlled by trusts for which the same individuals described above are the trustees. Biomed Partners, LLC and Biomed Partners II, LLC will have the power to sell the shares or deal with them as an owner.

Although we understand that the trustees now in control of Mr. Mann’s holdings have been advised of Mr. Mann’s objectives, we cannot assure you as to how those shares will be distributed or how they will be voted.

The future sale of our common stock, the exchange or conversion of our 2018 notes into common stock or the exercise of our warrants for common stock could negatively affect the market price of our common stock and other securities.

As of February 22, 2016, we had 428,850,858 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise the issuance of additional shares of our common stock upon the exchange or conversion of some or all of our 2018 notes or upon the exercise of outstanding warrants, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes and warrants may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

Our amended and restated certificate of incorporation currently authorizes us to issue up to 550,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of February 22, 2016, we had a total of 121,149,142 shares of common stock that were authorized but unissued, and we have currently reserved a significant number of these shares for future issuance pursuant to outstanding equity awards, our equity plans and our 2018 notes. As a result, our ability to issue shares of common stock other than pursuant to existing arrangements will be limited until such time, if ever, that we are able to amend our amended and restated certificate of incorporation to further increase our authorized shares of common stock or shares currently reserved for issuance otherwise become available (for example, due to the termination of the underlying agreement to issue the shares).

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In 2001, we acquired a facility in Danbury, Connecticut that included two buildings comprising approximately 190,000 square feet encompassing 17.5 acres. In September 2008, we completed the construction of approximately 140,000 square feet of new manufacturing space providing us with two buildings totaling approximately 328,000 square feet, housing our research and development, administrative and manufacturing functions for AFREZZA. We believe the Danbury facility will have sufficient space to satisfy commercial demand for AFREZZA.

We own approximately 142,000 square feet of laboratory, office and warehouse space in Valencia, California. This facility is currently listed for sale.

Our obligations under the Facility Agreement, the Milestone Agreement, and Sanofi Loan Facility are secured by certain mortgages on our facilities in Danbury, Connecticut and Valencia, California.

We also lease approximately 12,500 square feet of office space in Valencia, California pursuant to a lease that expires in April 2017. The facility contains our principal executive offices.

Item 3. Legal Proceedings

Following the receipt by us of the notice of termination from Sanofi regarding the Sanofi License Agreement and the subsequent decline of the price of our common stock, several complaints were filed in the U.S. District Court for the Central District of California against us and certain of our officers and directors on behalf of certain purchasers of our common stock. The complaints include claims asserted under Sections 10(b) and 20(a) of the Exchange Act and have been pled as putative shareholder class actions. In general, the complaints allege that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding the prospects for AFREZZA, thereby artificially inflating the price of our common stock. The plaintiffs are seeking monetary damages and other relief. We expect the complaints to be transferred to a single court and consolidated for all purposes, following which the court would be expected to appoint a lead plaintiff and lead counsel and to order the lead plaintiff to file a consolidated complaint. We will vigorously defend against the claims advanced.

Following the receipt by us of the notice of termination from Sanofi regarding the Sanofi License Agreement and the subsequent decline of the price of our common stock, two motions were submitted to the District Court at Tel Aviv (Economic Department) for the certification of a class action against us and certain of our officers and directors. In general, the complaints allege that we and certain of our officers and directors violated Israeli and US securities laws by making materially false and misleading statements regarding the prospects for AFREZZA, thereby artificially inflating the price of our common stock. The plaintiffs are seeking monetary damages. We will vigorously defend against these claims.

We are also subject to legal proceedings and claims which arise in the ordinary course of our business. As of the date hereof, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows. We maintain liability insurance coverage to protect our assets from losses arising out of or involving activities associated with ongoing and normal business operations.

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

	High	Low
Year ended December 31, 2015
First quarter	$7.88	$5.03
Second quarter	$7.32	$3.46
Third quarter	$5.80	$3.00
Fourth quarter	$4.07	$1.38

Year ended December 31, 2014
First quarter	$7.21	$3.80
Second quarter	$11.48	$4.02
Third quarter	$10.81	$5.91
Fourth quarter	$6.65	$4.45

The closing sales price of our common stock on The NASDAQ Global Market was $1.00 on February 22, 2016 and there were 183 registered holders of record as of that date.

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

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) The NASDAQ Composite Index and (ii) The NASDAQ Biotechnology Index. The graph assumes a $100 investment, on December 31, 2010, in (i) our common stock, (ii) the securities comprising The NASDAQ Composite Index and (iii) the securities comprising The NASDAQ Biotechnology Index.

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

Recent Sales of Unregistered Securities

Pursuant to the terms of our engagement letter with Sunrise Securities Corp., our placement agent for the registered direct offering that we completed in November 2015, on November 16, 2015 we issued three affiliates of Sunrise Securities Corp. warrants to purchase an aggregate of 159,303 shares of our common stock at an exercise price of $2.61 per share. The warrants are exercisable for cash, and in some cases on a cashless basis, for a period of five years following the issuance date. On December 15, 2015, we registered for resale the shares of common stock issuable upon exercise of the warrants.

We issued the warrants in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The recipients acquired the warrants for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the warrants.

Item 6. Selected Financial Data

The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, and the notes thereto, and other financial information included herein this Annual Report on Form 10-K.

	Year Ended December 31,
Statement of Operations Data:	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Revenue	$—	$—	$—	$35	$50

Operating expenses:
Research and development	29,674	100,244	109,719	101,522	99,959
General and administrative	40,960	79,383	59,682	45,473	40,630
Product Manufacturing	67,442	—	—	—	—
Property and equipment impairment	140,412	—	—	—	—
Loss on purchase commitments	66,167	—	—	—	—

Total operating expenses	344,655	179,627	169,401	146,995	140,589

Loss from operations	(344,655)	(179,627)	(169,401)	(146,960)	(140,539)
Other income (expense)	1,366	1,679	(635)	(1,191)	1,541
Loss on extinguishment of debt	(1,049)	—	—	—	—
Interest expense on note payable to principal stockholder	(2,894)	(2,894)	(6,309)	(10,491)	(10,883)
Interest expense	(21,231)	(17,549)	(15,153)	(11,139)	(10,941)
Interest income	18	9	8	7	18

Loss before provision for income taxes	(368,445)	(198,382)	(191,490)	(169,774)	(160,804)
Income taxes	—	—	—	408	—

Net loss	$(368,445)	$(198,382)	$(191,490)	$(169,366)	$(160,804)

Basic and diluted net loss per share	$(0.91)	$(0.51)	$(0.64)	$(0.94)	$(1.32)

Shares used to compute basic and diluted net loss per share	406,165	385,229	299,591	180,855	121,817

	December 31,
Balance Sheet Data:	2015	2014	2013	2012	2011
	(In thousands)
Cash and cash equivalents	$59,074	$120,841	$70,790	$61,840	$2,681
Total assets	126,412	394,439	258,646	251,314	199,553
Senior convertible notes	27,613	99,355	98,439	212,026	210,642
Note payable to our principal stockholder	49,521	49,521	49,521	119,635	277,203
Facility financing obligation	74,582	72,995	102,300	—	—
Sanofi loan facility and loss share obligation	62,371	3,034	—	—	—
Accumulated deficit	(2,863,229)	(2,494,784)	(2,296,402)	(2,104,912)	(1,935,546)
Total stockholders’ deficit	(350,329)	(73,770)	(30,713)	(110,679)	(313,652)

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

For the year ended December 31, 2015, Sanofi reported a total of €7.0 million in annual sales of AFREZZA. As of December 31, 2015, we had an accumulated deficit of $2.9 billion and a stockholders’ deficit of $350.3 million. We incurred net losses of approximately $368.4 million, $198.4 million, and $191.5 million in the years ended December 31, 2015, 2014, and 2013, respectively. We have funded our operations primarily through the sale of equity securities and convertible debt securities, borrowings under the Facility Agreement, borrowings under The Mann Group Loan Arrangement, receipt of upfront and milestone payments under the Sanofi License Agreement and borrowings under the Sanofi Loan Facility to fund our portion of the loss share. As discussed below in “Liquidity and Capital Resources”, if we are unable to obtain additional funding, there will be substantial doubt about our ability to continue as a going concern.

To date, all sales and marketing activities related to AFREZZA have been conducted by Sanofi pursuant to the Sanofi License Agreement, and we have been responsible for manufacturing AFREZZA to supply Sanofi’s demand for the product pursuant to the Sanofi Supply Agreement. On January 4, 2016, we received written notice from Sanofi of its election to terminate in its entirety the Sanofi License Agreement. Sanofi’s notice indicated that the termination was pursuant to Sanofi’s right to terminate the agreement upon Sanofi’s good faith determination that the commercialization of AFREZZA is no longer economically viable in the United States, in which case the effective date of termination (the “Termination Date”) would be April 4, 2016. In the alternative, Sanofi indicated that the termination was also pursuant to its right to terminate the Sanofi License Agreement for any reason, in which case the Termination Date would be July 4, 2016. We believe that Sanofi lacks a good faith basis for determining that commercialization of AFREZZA is no longer economically viable in the United States. Nonetheless, in the interest of an expedient transition, we are currently working with Sanofi to transfer and wind down the agreement activities by April 4, 2016, or as soon as practicable thereafter. We intend to assume responsibility for commercializing and developing AFREZZA in the United States as soon as practicable following the Termination Date. As a result of the termination of the Sanofi License Agreement, the Sanofi Supply Agreement will terminate by its terms on the Termination Date. We also intend to seek regional partnerships for the development and commercialization of AFREZZA in foreign jurisdictions where there are appropriate commercial opportunities.

Our business is subject to significant risks, including but not limited to our ability to successfully commercialize and manufacture sufficient quantities of AREZZA and the risks inherent in our ongoing clinical trials and the regulatory approval process for our product candidates. Additional significant risks also include the results of our research and development efforts, competition from other products and technologies and uncertainties associated with obtaining and enforcing patent rights.

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

Product Manufacturing Expenses

Product manufacturing expenses represent under-absorbed labor and overhead and inventory write-offs, which are expensed in the period in which they are incurred rather than as a portion of the inventory cost.

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

License and collaboration agreements

Pursuant to the Sanofi License Agreement, we granted to Sanofi exclusive, worldwide licenses to certain of our patents, trademarks and know-how for the development and commercialization of AFREZZA. The terms of the Sanofi License Agreement provide for consideration to us in the form of a non-refundable up-front payment, product sales, manufacturing, regulatory and sales milestone payments and profit and loss sharing. On January 4, 2016, we received written notice from Sanofi of its election to terminate in its entirety the Sanofi License Agreement, effective either on April 4, 2016 or July 4, 2016 depending on the permitted basis for termination.

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

The assessment of multiple element arrangements requires judgment in order to determine the appropriate units of accounting and the points in time that, or periods over which, revenue should be recognized. As of

December 31, 2015, we did not have the ability to estimate the amount of costs that would potentially be incurred under the loss sharing provision of the Sanofi License Agreement, and accordingly we believe the fixed and determinable fee requirement for revenue recognition was not met. Given the fact that Sanofi has terminated the Sanofi License Agreement, we expect to have the ability in the future to estimate the amount of costs that would potentially be incurred under the loss sharing provision of the Sanofi License Agreement, and accordingly we believe the fixed and determinable fee requirement for revenue recognition will be met in 2016.

Inventories

Inventories are stated at the lower of cost or market value. We determine the cost of inventory using the first-in, first-out (“FIFO”) method. We capitalize inventory costs associated with AFREZZA based on management’s judgment and the future economic benefit expected to be realized; otherwise, such costs are expensed as research and development or as product manufacturing expense for under-absorbed labor and overhead. We periodically analyze our inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value, and write down such inventories as appropriate. In addition, AFREZZA is subject to strict quality control and monitoring, which we perform throughout the manufacturing process. If certain batches of AFREZZA inhalation powder, the inhaler or cartridges, no longer meet quality specifications or become obsolete due to expiration, we will record a charge to write down such unmarketable inventory to its estimated realizable value. Inventory that is not expected to be used within one year is classified as a long term asset on the accompanying condensed consolidated balance sheet.

We analyzed our inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. We performed an assessment of projected sales to evaluate the lower of cost or market and the potential excess inventory on hand at December 31, 2015. As a result of this assessment, we recorded a charge of $39.3 million to record the inventory raw materials on hand at the lower of cost or market, inventory expiry, and write-off other inventory related assets.

In connection with the projected sales assessment, we also evaluated our inventory purchase commitments totalling $116.2 million for potential impairment. As a result of this assessment, we recorded a $66.2 million charge related to a loss on future purchase commitments both from a lower of cost or market and excess inventory perspective. The purchase commitment obligation has been reduced to reflect our expectation that a portion will be recoverable from a third party.

Deferred product costs from collaboration

Cost of product manufacturing includes costs in connection with producing commercial and clinical product for Sanofi. Deferred costs represent the costs of product manufactured and shipped to Sanofi, not to exceed the amount of deferred product sales related to the collaboration, for which recognition of revenue has been deferred. Given that the costs of inventory delivered to Sanofi, but for which revenue may not yet be recognized, meet both the definition and characteristics of an “asset” and management believes that it is probable that the amount of future revenue will exceed the amount of deferred costs (i.e., the asset would be realizable through the recognition of probable future income), we have elected to account for the deferred costs related to the product sold to Sanofi as an asset and carry forward to future periods until the related revenue is recognized.

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

In connection with our quarterly assessment of impairment indicators, we evaluated the continued lower than expected sales of AFREZZA as reported by Sanofi throughout the fourth quarter of 2015, revised forecasts for sales of AFREZZA provided by Sanofi in the fourth quarter of 2015 and level of commercial production in the fourth quarter of 2015, as well as the uncertainty associated with Sanofi’s announcement during the fourth quarter of their intent to reorganize their diabetes business. These factors indicated potentially significant changes in the timing and extent of cash flows, and we therefore determined that an impairment indicator existed in the fourth quarter of 2015.

On January 4, 2016, we received written notice from Sanofi of its election to terminate in its entirety the Sanofi License Agreement. Sanofi’s notice indicated that the termination was pursuant to Sanofi’s right to terminate the agreement upon Sanofi’s good faith determination that the commercialization of AFREZZA is no longer economically viable in the United States, in which case the effective date of termination (the “Termination Date”) would be April 4, 2016. In the alternative, Sanofi indicated that the termination was also pursuant to its right to terminate the License Agreement for any reason, in which case the Termination Date would be July 4, 2016. We believe that Sanofi lacks a good faith basis for determining that commercialization of AFREZZA is no longer economically viable in the United

States. Nonetheless, in the interest of an expedient transition, we are currently working with Sanofi to transfer and wind down the agreement activities by April 4, 2016, or as soon as practicable thereafter.

We identified two primary asset groups to be evaluated for impairment: the Danbury manufacturing facility, which currently performs all the manufacturing of AFREZZA, and the Valencia facility, which was previously our corporate headquarters. The Danbury manufacturing facility is the primary asset group that has been impacted by the impairment indicators noted above but we also evaluated the Valencia facility for potential impairment given the circumstances, and identified an impairment charge of $1.8 million based on a valuation utilizing a combination of market, income and cost approaches. Within the Danbury manufacturing facility, we identified the machinery and equipment as the primary assets within the asset group as they are associated with the production of AFREZZA. As such, we performed the fixed asset impairment test and performed the first step to test for recoverability of the Danbury manufacturing facility by utilizing two undiscounted cash flow projections and applying a probability weighted average to those cash flow projections. The first undiscounted cash flow projection was developed under a scenario assuming Sanofi would continue to sell and market AFREZZA as the termination of the arrangement by Sanofi was not known as of the balance sheet date. The second undiscounted cash flow projection assumed Sanofi would terminate the Sanofi License Agreement and that we would manufacture, sell and market AFREZZA independently.

Based on the evaluation performed, the probabilities assigned to the two undiscounted cash flows were not significant to the evaluation due to the projected negative cash flows over the estimation period, and it was determined that the probability weighted undiscounted cash flows were not sufficient to recover the carrying value of the Danbury manufacturing facility. As such, we were required to determine the fair value of the Danbury manufacturing facility to recognize an impairment loss if the carrying amount exceeds its fair value. We determined the fair value of the Danbury manufacturing facility by applying the highest and best use valuation concept and utilizing the market approach valuation technique to value the machinery and equipment and a combination of the market approach and cost approach in valuing the land, buildings, and building improvements. As a result of this assessment, we recorded an impairment charge of $138.6 million for the Danbury manufacturing facility.

To date, we have had recurring operating losses, and the recoverability of our long-lived assets is contingent upon executing our business plan. If we are unable to execute our business plan, we may require additional write downs of the value of our long-lived assets in future periods.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718 Compensation — Stock Compensation. ASC 718 requires all share-based payments to employees, including grants of stock options, restricted stock units, performance-based awards and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon the fair value of the awards at the grant date. We use the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options and the compensatory elements of employee stock purchase plans. Option valuation models require the input of assumptions, including the expected life of the stock-based awards, the estimated stock price volatility, the risk-free interest rate, and the expected dividend yield. Beginning in the third quarter of 2014, we began to assess both historical and implied volatility in order to determine the estimated volatility rate for our stock. Implied volatility was considered due to the change in our business, which occurred with the approval for the sale of AFREEZA. The expected volatility assumption is based on an assessment of the historical volatility and the implied volatility of our common stock, derived from an analysis of historical traded and quoted options on our common stock. Restricted stock units are valued based on the market price on the grant date. We evaluate stock awards with performance conditions as to the probability that the performance conditions will be met and estimate the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

Accounting for Income Taxes

Our management must make judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2015, we had established a valuation allowance of $962.6 million against all of our net deferred tax asset balance, due to uncertainties related to the realizability of our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Results of Operations

Years ended December 31, 2015 and 2014

Revenues

During the years ended December 31, 2015 and 2014, we did not recognize any revenue. Due to the termination of the Sanofi License Agreement and based on our current operating plan, we expect to recognize, likely within 2016, $17.5 million as product sales from collaboration, $13.5 million as product costs from collaboration and income from collaboration related to upfront and milestone payments in excess of $100 million, which amounts are deferred as of December 31, 2015 due to the revenue recognition criteria not being met as of such date.

Research and Development Expenses

The following table provides a comparison of the research and development expense categories for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Clinical	$11,941	$27,962	$(16,021)	(57%)
Manufacturing	8,939	44,901	(35,962)	(80%)
Research	6,554	5,841	713	12%
Research and development tax credit	(789)	(817)	28	(3%)
Stock-based compensation expense	3,029	22,357	(19,328)	(86%)

Research and development expenses	$29,674	$100,244	$(70,570)	(70%)

The decrease in research and development expenses of $70.6 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to a decrease of $36.0 million in manufacturing process development expenses resulting from the shift to commercial production of AFREZZA of $30.8 million and decreased expenses of $0.7 million following the completion of restructuring activities in early 2015. The decrease is also attributable to a $19.3 million decrease in stock-based compensation expense compared to 2014 as a result of a non-recurring modification of the settlement terms (the “Modification”) of certain performance-based restricted stock units and the achievement of performance-based grants in 2014 and the first quarter of 2015. The Modification resulted in the reclassification of these performance grants from equity awards to liability awards, which required re-measurement on the modification date and resulted in incremental stock-based compensation expense. Further, the reductions in research and development expenses was also driven by a decrease in clinical trial related expenses of $16.0 million primarily resulting from the completion of the affinity trials of $11.1 million and decreased personnel costs related to restructuring of $9.0 million.

We anticipate that our overall research and development expenses will decrease in 2016 compared to 2015 due to the focus on the transition of the AFREZZA rights in 2016 and minimal incremental cost associated with our development pipeline.

General and Administrative Expenses

The following table provides a comparison of the general and administrative expense categories for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Salaries, employee related and other general expenses	$35,264	$53,118	$(17,854)	(34%)
Stock-based compensation expense	5,696	26,265	(20,569)	(78%)

General and administrative expenses	$40,960	$79,383	$(38,423)	(48%)

The decrease in general and administrative expenses of $38.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to decreased stock-based compensation expense of $20.6 million, resulting from the modification and achievement of performance-based grants in 2014 and the first quarter of 2015, as described above. Additionally, the decrease is also attributable to professional fees of $13.8 million related to the Sanofi License Agreement incurred in the third quarter of 2014 and decreased expenses of $3.2 million following the completion of restructuring activities and decreased personnel costs in early 2015.

We expect general and administrative expenses to remain relatively flat in 2016 as compared to 2015 due to restructuring measures in 2015 offset by an increase in professional fees related to the Sanofi termination.

We expect to have sales and marketing expenses in 2016 due to termination of the Sanofi License Agreement and the transition of sales and marketing efforts to us in 2016.

Product Manufacturing Expenses

Product manufacturing expenses were $67.4 million for the year ended December 31, 2015, resulting from product manufacturing costs associated with AFREZZA product sales, which cannot be capitalized due to excess capacity. We had no product manufacturing expense for the year ended December 31, 2014, as pre-commercial manufacturing costs associated with AFREZZA were accounted for as research and development expenses. Product manufacturing expenses represent under-absorbed labor and overhead of $21.4 million and inventory write-offs of 36.1 million, which are expensed in the period in which they are incurred.

Although the Sanofi License Agreement will terminate in the second quarter of 2016, we expect our 2016 production of AFREZZA to be relatively consistent with production levels in 2015, primarily as a result of existing customer demand. With the exception of the inventory write-off, we expect product manufacturing expense to remain relatively flat in 2016 compared to 2015.

Property and equipment impairment

Property and equipment impairment increased $140.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The property and equipment impairment was to reduce the carrying amount of our real property and machinery and equipment to fair value based on our impairment assessment in the fourth quarter of 2015.

Loss on purchase commitments

Loss on purchase commitments increased $66.2 million for the year ended December 31, 2015 compared to the year end 2014. The loss on purchase commitments was related to the loss on future purchase commitments resulting from our assessment of excess inventory as a result of lower than expected sales of AFREZZA as well as a lower of cost or market adjustment due to estimated conversion costs in excess of our estimated selling price of AFREZZA.

Other Income (Expense)

Other income for the year ended December 31, 2015 was $1.4 million resulting from the relief of an accrual for potential expenses associated with the sale of intellectual property related to oncology in 2014, which was subsequently resolved without payment in the first quarter of 2015. For the year ended December 31, 2014, other income was $1.7 million resulting from the sale of intellectual property related to oncology in the third quarter of 2014 in the amount of $7.9 million, partially offset by a $6.4 million non-cash charge recognized upon the conversion of 2019 notes into equity.

Loss on Extinguishment of Debt

Loss on extinguishment of debt increased $1.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The loss on extinguishment is due to the settlement of the 2015 notes through payment of cash and issuance of new debt.

Interest Income and Expense

Interest expense increased $3.7 million from $20.4 million for the year ended December 31, 2014 to $24.1 million for the year ended December 31, 2015. The increase was primarily due to $5.8 million interest expense associated with the milestone payment resulting from the achievement and re-measurement of the second milestone under the Milestone Agreement in the first quarter of 2015 compared to the $1.9 million interest expense from the payment of the first milestone in 2014. The increase was also due to an increase of $1.7 million related to the Sanofi Loan Facility and $0.8 million in interest for 2018 notes, which was offset by a decrease in interest expense of $2.7 million resulting from the maturity of 2015 notes.

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

The decrease in research and development expenses for the year ended December 31, 2014 compared to the year ended December 31, 2013 was driven by a decrease in clinical trial related expenses of $14.8 million with the completion of two Phase 3 clinical studies of AFREZZA in 2013. This decrease was offset by a $4.4 million increase in manufacturing spending due to supply purchases, increased headcount for commercial readiness and a $1.9 million increase in stock-based compensation resulting from the net effect of $10.4 million in increased stock-based compensation expense due to the Modifications. The foregoing increase in stock-based compensation in 2014 was partially offset by an overall decrease in stock-based compensation of $7.1 million due to the decreased recognition period in 2014 as a result of the achievement of milestones under company-wide performance-based grants in the second and third quarters of 2014, in addition to a reduction of other option and award compensation of $1.4 million due to a reduction in force.

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

General and administrative expenses for the year ended December 31, 2014 increased compared to the prior year, driven by an increase in professional fees of $15.4 million associated with the closing of the Sanofi License Agreement, the amendment of the Facility Agreement and assessment of new product opportunities. Salaries and employee-related expenses increased by $2.8 million in 2014 primarily due to increased compensation related to the achievement of significant corporate milestones and severance expense related to a reduction in force in the fourth quarter of 2014. Stock-based compensation expense increased by $1.5 million as a result of the net effect of $12.6 million in increased stock-based compensation expense due to the Modifications and settlement of value during 2014 for certain performance awards, partially offset by an overall decrease in stock-based compensation of $9.5 million due to the decreased recognition period in 2014 as a result of the achievement of milestones under company-wide performance based grants in the second and third quarters of 2014, in addition to a reduction of other option and award compensation of $1.9 million due to a reduction in force.

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

Liquidity and Capital Resources

To date, we have funded our operations through the sale of equity securities and convertible debt securities, borrowings under The Mann Group Loan Arrangement, borrowings under the Facility Agreement with Deerfield, receipt of upfront, milestone payments under the Sanofi License Agreement, and borrowings under the Sanofi Loan Facility.

As of December 31, 2015, we had $201.7 million principal amount of outstanding debt, consisting of:

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

•

$20.0 million principal amount of Tranche B notes bearing interest at 8.75% per annum, $5.0 million of which is due and payable in each of May 2017, 2018 and 2019, and $5.0 million of which is due and payable in December 2019;

•	$49.5 million principal amount of indebtedness under The Mann Group Loan Arrangement bearing interest at 5.84% and maturing and due on January 5, 2020; and

•

$44.5 million principal amount borrowed under the Sanofi Loan Facility to fund our share of net losses under the Sanofi License Agreement, bearing interest at a rate of 8.5% per annum, with accrued interest payable in-kind and compounded quarterly, and maturing and due on September 23, 2024.

As of December 31, 2015, the amount available for future borrowings under The Mann Group Loan Arrangement was $30.1 million. A portion of these available borrowings may be used to capitalize accrued interest into principal, upon mutual agreement of the parties, as it becomes due and payable under The Mann Group Loan Arrangement. As of December 31, 2015 the accrued and unpaid interest under The Mann Group Loan Arrangement was $6.4 million.

All profits and losses from AFREZZA product sales by Sanofi or its affiliates after the Termination Date, if any, will continue to be shared 65% by Sanofi and 35% by us pursuant to the terms of the Sanofi License Agreement. Our total share of the net losses are $62.4 million, classified as Sanofi loan facility and loss share obligation, of which $44.5 million has been borrowed under the Sanofi Loan Facility as of December 31, 2015. Subsequent to December 31, 2015, we borrowed an additional $17.9 million under the Sanofi Loan Facility to finance our share of the net losses for the fourth quarter of 2015, which was reclassified from current deferred payments from collaboration to Sanofi loan facility and loss share obligation, for a total of $62.4 million, which includes $1.7 million in paid-in-kind interest. We will be required to make mandatory prepayments on any outstanding loans under the Sanofi Loan Facility from our share of any profits under the Sanofi License

Agreement. Additionally, if we sell our Valencia facility, which we no longer use as our corporate headquarters, we will be required to prepay the loans under the Sanofi Loan Facility from the net cash proceeds of the sale within five business days of receipt.

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the 2018 notes, 2019 notes, Tranche B notes, The Mann Group Loan Arrangement or Sanofi Loan Facility when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2018 notes, or certain Major Transactions as defined in the Facility Agreement in respect of the 2019 notes and the Tranche B notes, the holders of the respective debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. The 2018 notes bear interest at the rate of 5.75% per year on the outstanding principal amount, payable in cash semiannually in arrears on February 15 and August 15 of each year. The 2019 notes bear interest at the rate of 9.75% per year on the outstanding principal amount and the Tranche B notes bear interest at the rate of 8.75% on the outstanding principal amount, with accrued interest on each payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. Loans under the Sanofi Loan Facility bear interest at a rate of 8.5% per annum, paid-in kind on a quarterly basis (2.06% per quarter compounded). Loans under the Loan Arrangement accrue interest at a rate of 5.84% per annum, due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as we and The Mann Group LLC mutually agree. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2018 notes, 2019 notes, Tranche B notes, or on the loans under the Sanofi Loan Facility, or if we fail to repay or repurchase the 2018 notes, 2019 notes, Tranche B notes, or borrowings under The Mann Group Loan Arrangement or the Sanofi Loan Facility when required, we will be in default under the applicable instrument for such indebtedness, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

In connection with the execution of the Facility Agreement, on July 1, 2013, we issued Milestone Rights to the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an AFREZZA product and the achievement of specified net sales figures. In the first quarter of 2015, the second milestone triggering event was achieved following our product launch on February 3, 2015. In connection with the milestone triggering event, we paid a $10.0 million payment to Milestone Purchasers pursuant to the terms of the Milestone Agreement in the first quarter of 2015 and we do not expect to pay any milestone payments in the next 12 months.

The Facility Agreement includes customary representations, warranties and covenants, including, a restriction on the incurrence of additional indebtedness, and a financial covenant which requires our cash and cash equivalents, which includes available borrowings under The Mann Group Loan Arrangement, on the last day of each fiscal quarter to not be less than $25.0 million. In the event of default under the Facility Agreement, the holders of the 2019 notes and Tranche B notes may declare all or any portion of the 2019 notes and Tranche B notes to be immediately due and payable. In addition, our inability to meet or otherwise comply with the covenants under these agreements could have an adverse impact on our financial position and results of operations and could result in an event of default under the terms of our other indebtedness, including our indebtedness under the 2018 notes. In the event of certain future defaults under the foregoing agreements for which we are not able to obtain waivers, the holders of the 2018 notes, 2019 notes and Tranche B notes and the lender under the Sanofi Loan Facility may accelerate all of our repayment obligations, and, with respect to the 2019 notes and Tranche B notes and the loans under the Sanofi Loan Facility, take control of our pledged assets, potentially requiring us to renegotiate the terms of our indebtedness on terms less favorable to us, or to immediately cease operations.

In August 2015, we issued $27.7 million aggregate principal amount of new 5.75% Convertible Senior Subordinated Exchange Notes due 2018 (the “2018 notes”). The 2018 notes are general, unsecured, senior obligations, except that the 2018 notes are subordinated in right of payment to the outstanding notes issued pursuant to the Facility Agreement and our borrowings under the Sanofi Loan Facility. The 2018 notes rank equally in right of payment with our other unsecured senior debt. The 2018 notes bear interest at the rate of 5.75% per year on the principal amount, payable semiannually in arrears in cash on February 15 and August 15 of each year, beginning February 15, 2016, with interest accruing from August 15, 2015. The 2018 notes mature on August 15, 2018.

On July 31, 2014, we entered into the Insulin Supply Agreement, pursuant to which we agreed to purchase certain annual minimum quantities of insulin for calendar years 2015 through 2019, for an aggregate total purchase price of approximately €120.1 million, of which €98.5 million is remaining at December 31, 2015. We have contracted for the purchase of €28.8 million in 2016 and the remaining annual minimum quantities will be €23.3 million for the years ended December 31, 2017 through 2019. Unless earlier terminated, the term of the Insulin Supply Agreement expires on December 31, 2019 and can be renewed for additional, successive two year terms upon 12 months’ written notice, given prior to the end of the initial term or any additional two year term. We and Amphastar each have normal and customary termination rights, including termination for material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy or insolvency of the other party. In addition, we may terminate the Insulin Supply Agreement upon two years’ prior written notice to Amphastar without cause or upon 30 days’ prior written notice to Amphastar if a controlling regulatory authority withdraws approval for AFREZZA, provided, however, in the event of a termination pursuant to either of the latter two scenarios, the provisions of the Insulin Supply Agreement require us to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination.

During the year ended December 31, 2015, we raised gross proceeds of $28.4 million from the sale of 8.9 million shares of common stock under our at-the-market issuance sales agreements, resulting in net proceeds of $27.8 million after issuance costs.

Pursuant to the Sanofi License Agreement, we received milestone payments of $50.0 million in the first quarter of 2015 upon satisfaction of certain manufacturing milestones specified in the Sanofi License Agreement. As a result of the termination of the Sanofi License Agreement, we will not receive any additional milestone payments from Sanofi under the agreement.

During the year ended December 31, 2015, we used $57.2 million of cash for operating activities as a result of our net loss of $368.4 million, adjusted by non-cash charges of $231.5 million and a net decrease in assets and liabilities of $41.0 million. The non-cash charges included $206.6 million of impairment charges, $22.0 million of depreciation and accretion and stock-based compensation, $1.7 million interest accrued through borrowings under Sanofi Loan Facility, $ 1.0 million for the loss on extinguishment of debt, with the remainder due to an adjustment for foreign currency transaction losses. The change in net assets and liabilities was predominately due to the net decreases in receivables from collaboration from the $50.0 million received in milestone payments and $13.5 million due to the decrease in prepaids and other current assets at December 31, 2015 compared to December 31, 2014 primarily due to prepayment on insulin in 2014, which did not occur in 2015. This was offset by net decreases in inventory as we purchased significant inventory in 2014 related to Amphastar, which did not occur in 2015.

During the year ended December 31, 2014, cash provided by operations was $4.1 million as a result of our net loss of $198.4 million, adjusted by non-cash charges of $67.2 million and a net increase in assets and liabilities of $133.8 million. The non-cash charges were predominately related to depreciation and accretion and stock-based compensation. The change in net assets and liabilities was predominately due to the net increases in receivables and deferred payments from collaboration of $150.0 million deferred up-front payment recorded from the up-front fee associated with the Sanofi License Agreement being partially offset by the $15.0 million deposit to Amphastar as prepayment for 2015 quantities of insulin as part of the Insulin Supply Agreement.

We used $10.2 million of cash for investing activities during the year ended December 31, 2015, compared to $24.1 million for the year ended December 31, 2014. The $13.9 million decrease was due a decrease in purchases of machinery and equipment. For the year ended December 31, 2014, cash used for investing activities increased by $16.1 million over the amount used during the year ended December 31, 2013, due to purchases of machinery and equipment for the preparation for commercialization of AFREZZA in 2014.

Our financing activities provided $5.7 million of cash for the year ended December 31, 2015, compared to $70.1 million for the year ended December 31, 2014. For the year ended December 31, 2015, cash used in financing activities was comprised of a $64.3 million payment on the outstanding 2015 notes obligation and a $4.2 million payment associated with the achievement of the second milestone to Deerfield for product launched on February 3, 2015. These outflows were offset by $34.7 million received in net proceeds from the sale of stock on the Tel Aviv Stock Exchange in November 2015, $27.8 million net of issuance costs in proceeds from at-the-market sales of stock, and $14.3 million received in proceeds from exercise of stock options and warrants. Cash inflows were offset by the payment of employment taxes related to vested restricted stock units.

Our financing activities provided $70.1 million of cash for the year ended December 31, 2014, compared to $145.7 million for the year ended December 31, 2013. For the year ended December 31, 2014, cash provided by financing activities was comprised of $40.0 million in proceeds received from the issuance of the fourth tranche of 2019 notes to Deerfield, $20.0 million from the sale of Tranche B notes to Deerfield, $27.8 million from warrant exercises, and $12.3 million from the exercise of stock options, which were partially offset by $26.9 million paid for employment taxes related to vested restricted stock units and a $3.2 million milestone principal payment. For the year ended December 31, 2013 cash provided by financing activities was comprised of $119.5 million in net proceeds received from issuance of the 2019 notes and the Milestone Rights and $94.2 million in net proceeds from warrant exercises. Additionally, we received $48.9 million in net proceeds from at-the market issuance sales in 2013, and on December 15, 2013 we paid $115.0 million in settlement of our 3.75% Senior Convertible Notes due 2013 upon maturity.

As of December 31, 2015, we had $59.1 million in cash and cash equivalents. We expect to expend our capital resources for the manufacturing, sales and marketing of AFREZZA subsequent to the termination with Sanofi and to develop our other product candidates. We also intend to use our capital resources for general corporate purposes.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements.

Contractual Obligations

Our contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payments. Accordingly, the table below excludes contractual obligations relating to milestone and royalty payments due to third parties, all of which are contingent upon certain future events. The expected timing of payment of the obligations presented (excluding payments in respect of the Milestone Rights) below are estimated based on current information. Future payments relate to operating lease obligations, the 2018 notes, the facility financing obligation, open purchase order and supply commitments, contractual minimum purchase commitments under the Insulin Supply Agreement with Amphastar and Sanofi Loan Facility consisted of the following at December 31, 2015 (in thousands):

	Payments Due in
Contractual Obligations	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years	Total
Open purchase order and supply commitments(1)	$13,411	$904	$360	$348	$15,023
Senior convertible notes — long term(2)	1,619	30,445	—	—	32,064
Note payable to principal stockholder(3)	—	—	67,523	—	67,523
Facility financing obligation(4)	12,376	87,715	—	—	100,091
Insulin supply agreement(5)	31,358	76,069	—	—	107,427
Sanofi Loan Facility(6)	—	—	—	44,507	44,507
Operating lease obligations	315	101	—	—	416

Total contractual obligations	$59,079	$195,234	$67,883	$44,855	$367,051

(1)	The amounts included in open purchase order and supply commitments are subject to performance under the purchase order or contract by the supplier of the goods or services and do not become our obligation until such performance is rendered. The amount shown is principally for the purchase of materials for commercial production.

(2)	The amounts include future interest payments at fixed rates of 5.75% and payment of the 2018 notes in full upon maturity in 2018.

(3)	The obligation for the note payable to the principal stockholder includes future principal and interest payments related to the $49.5 million of borrowings as of December 31, 2015. Interest is accrued based on a fixed rate of 5.84% and the outstanding principal amount and all accrued interest thereon will be due on January 5, 2020.

(4)	The facility financing obligation includes future principal and interest payments on $60.0 million aggregate principal amount of 2019 notes issued in the first and fourth tranches under the Facility Agreement, and on $20.0 million aggregate principal amount of Tranche B notes, payable in accordance with the provisions of the Facility Agreement, as amended. Interest accrues on the 2019 notes at a fixed rate of 9.75% per annum and on the Tranche B notes at a fixed rate of 8.75% per annum.

(5)	On July 31, 2014, we entered into the Insulin Supply Agreement, pursuant to which we agreed to purchase certain annual minimum quantities of insulin for calendar years 2015 through 2019 for an aggregate total purchase price of approximately €120.1 million, of which €98.5 million is remaining at December 31, 2015. We have contracted for the purchase of €28.8 million in 2016 and the remaining annual minimum quantities will be €23.3 million. Future payments due were converted to U.S. dollars using the December 31, 2015 euro-to-dollar exchange.

(6)

On September 23, 2014, we entered into the Sanofi Loan Facility, consisting of a senior secured revolving promissory note and a guaranty with an affiliate of Sanofi which provides us with a secured loan facility of up to $175.0 million to fund our share of net losses under the Sanofi License Agreement. Advances under the Sanofi Loan Facility bear interest at a rate of 8.5% per annum and are payable in-kind and compounded quarterly and added to the outstanding principal balance under the Sanofi Loan Facility. Subsequent to

December 31, 2015, we borrowed $17.9 million under the Sanofi Loan Facility to finance the portion of our loss for the quarter ended December 31, 2015.

Related Party Transactions

For a description of our related party transactions see Note 7 — Related-Party Arrangements in the notes to our financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. In July 2015, the FASB issued ASU 2015-14, which delayed the effective date of the new revenue standard by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The standard is effective beginning the first quarter of our 2018 fiscal year and is required to be adopted using either a full retrospective or a modified retrospective approach. We are assessing the potential impact of the new standard on our consolidated financial statements and have not yet selected a transition method.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of a debt discount. The guidance is effective for annual reporting periods beginning after December 15, 2015 and interim periods thereafter. As permitted by the standard, we adopted the new presentation and the adoption did not have an impact on our consolidated financial statements and disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are evaluating the impact the adoption of ASU 2015-11 will have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. As permitted by the standard, we adopted the new presentation and the adoption did not have an impact on our consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are evaluating the impact the adoption of ASU 2016-01 will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Due to the fixed interest rates of our debt, we currently do not have an exposure to changes in our interest expense as a result of changes in interest rates. The interest rate on amounts borrowed under The Mann Group Loan Arrangement is fixed at 5.84%. As of December 31, 2015, the total principal amount outstanding under The Mann Group Loan Arrangement was $49.5 million. As of December 31, 2015, we also had debt related to the 2018 notes at a fixed interest rate of 5.75%, debt related to the 2019 notes at a fixed interest rate of 9.75%, debt related to the Tranche B notes at a fixed interest rate of 8.75%, and debt related to the Sanofi Loan Facility at a fixed rate of 8.5%.

Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments are entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America.

If a change in interest rates equal to 10% of the interest rates on December 31, 2015 were to have occurred, this change would not have had a material effect on the value of our short-term investment portfolio.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our supply agreement with Amphastar. Such obligations are denominated in euros. At the end of each reporting period, these liabilities, if any, are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We have not entered into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks, but may enter into foreign currency hedging transactions in the future. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. During the year ended December 31, 2015, we were required to purchase the minimum quarterly supply purchases of insulin contemplated under our supply agreement with Amphastar, and if a change in the U.S. dollar to euro exchange rate equal to 10% of the U.S. dollar to euro exchange rate on December 31, 2015 were to have occurred on December 31, 2015, this change would not have had a material effect on our results of operations or financial condition.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is included in Items 15(a)(1) and (2) of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our system contains control-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our chief executive officer and our principal accounting officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 because of the material weakness in our internal control over financial reporting as described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management identified a material weakness in our internal control over financial reporting, as described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain sufficient internal control over financial reporting due to the lack of operating effectiveness of our controls over the impairment testing that we performed in accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets and ASC 330-10, Inventories, as of December 31, 2015. Specifically, our review controls did not operate at a sufficient level of precision to identify certain errors, which management has determined constituted a material weakness.

Deloitte & Touche LLP, the registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting included below.

Plan for Remediation of Material Weakness

The Company has identified remediation measures to address the above-described material weakness and enhance our internal control over financial reporting. To date, we are in the process of taking the following actions to improve the design and operating effectiveness of our internal control in order to remediate this material weakness:

Review the processes and controls related to impairment assessments.

Design and document review controls with enhanced precision related to the review of impairment assessments.

Design and document additional training programs for relevant personnel and developing specific review procedures regarding the review of impairment assessments.

As of the date of filing this Annual Report on Form 10-K, we are starting the remediation measures set forth above. We expect the enhanced review controls to begin operating in connection with our impairment testing performed in accordance with ASC 360-10 and ASC 330-10 during 2016. We believes the remediation measures will strengthen our internal control over financial reporting and, once completed, will remediate the material weakness identified. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate given the circumstances.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as follows.

In connection with year-end procedures, we have designed and implemented new processes and internal controls to address fixed asset impairment valuation procedures to ensure that information required to be disclosed by us is recorded, processed, summarized and reported. The addition of these processes and internal controls is considered a material change in our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MannKind Corporation

Valencia, California

We have audited the internal control over financial reporting of MannKind Corporation and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

The Company did not maintain sufficient internal control over financial reporting due to the lack of operating effectiveness of its controls over its impairment testing that it performed in accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets and ASC 330-10, Inventories, as of December 31, 2015. Specifically, the Company’s review controls did not operate at a sufficient level of precision to identify certain errors, which was determined to constitute a material weakness.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2015, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the Company’s ability to continue as a going concern.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 15, 2016

Item 9B. Other Information.

On March 11, 2016, we entered into a separation agreement with Mr. Martens (the “Separation Agreement”) providing for the terms of Mr. Martens separation from MannKind. Pursuant to the terms of the Separation Agreement, Mr. Martens’ last day of employment with us will be no later than March 18, 2016 (the “Separation Date”). The Separation Agreement supersedes all prior agreements regarding Mr. Martens’ entitlement to receive compensation or other benefits from us after the Separation Date. Mr. Martens has agreed to provide us with a general release of claims in exchange for the following severance compensation and other benefits: (i) continuation of Mr. Martens’ annual base salary for a period of 12 months following the Separation Date (the “Severance Period”); (ii) continuation of Mr. Martens’ health insurance coverage until the earliest of (A) the end of the Severance Period, (B) the expiration of Mr. Martens’ eligibility for continuation coverage under the Consolidated Omnibus Reconciliation Act of 1985, and (C) the date on which Mr. Martens becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment; and (iii) acceleration of all time-based restricted stock units and stock options held by Mr. Martens that would otherwise have vested through the Severance Period.

The foregoing description of the Separation Agreement is not complete and is qualified in its entirety by reference to the full text of the Separation Agreement, a copy of which is filed herewith as Exhibit 10.8 to this Annual Report on Form 10-K.

On March 9, 2016, we entered into an offer letter agreement (the “Offer Letter Agreement”) with Michael Castagna, Pharm.D., our new Chief Commercial Officer, pursuant to which we agreed to provide Dr. Castagna with the following compensation: (i) annual base salary of $400,000; (ii) a signing bonus of $50,000; (iii) eligibility to receive annual discretionary bonuses, with a target bonus equal to 50% of annual earnings; (iv) an annual car allowance of $14,400; and (v) subject to the approval by our board of directors, the grant of the following equity awards under our 2013 Equity Incentive Plan (the “Plan”): (A) a stock option to purchase 329,200 shares of our common stock, (B) a performance-based stock option to purchase 1,000,000 shares of our common stock, and (C) a restricted stock unit for 80,000 shares of our common stock. Twenty-five percent of the shares subject to the stock option in subsection (A) and the restricted stock unit in subsection (C) will vest one year following Dr. Castagna’s first day of employment with us, and the balance of the shares will vest in equal monthly installments over the following three years, subject in each case to Dr. Castagna’s continued service with us. In addition, the shares subject to the performance-based stock option in subsection (B) will vest according to terms to be mutually agreed upon in advance of the grant date. The foregoing options will be evidenced by a Stock Option Grant Notice and Option Agreement and the foregoing restricted stock unit will be evidenced by a Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement, which, together with the Plan, will set forth the terms and conditions of the foregoing options and restricted stock unit.

Dr. Castagna will also be entitled to enter into our standard form of indemnity agreement, a copy of which is attached as Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-115020), filed with the Securities and Exchange Commission on April 30, 2004.

The foregoing description of the Offer Letter Agreement is not complete and is qualified in its entirety by reference to the full text of the Offer Letter Agreement, a copy of which is filed herewith as Exhibit 10.38 to this Annual Report on Form 10-K.

Dr. Castagna’s biographical information is set forth under the heading “Executive Officers of the Registrant” under Part I, Item 1 of this Annual Report on Form 10-K.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K, because we will file our Proxy Statement within 120 days after the end of our fiscal year ended December 31, 2015 pursuant to Regulations 14A for our 2016 Annual Meeting of Stockholders, and the information included in the Proxy Statement is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference.

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

April 30, 2004, as amended).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), originally filed with the SEC on August 9, 2007).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Quarterly report on Form 10-Q (File No. 000-50865), originally filed with the SEC on August 2, 2010).

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 22, 2012).

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

3.6	Amended and Restated Bylaws (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on November 19, 2007).

4.1	Form of common stock certificate (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 18, 2013).

Exhibit Number	Description of Document

4.2	Form of 9.75% Senior Secured Convertible Promissory Note due 2019 (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.3	Form of Amended and Restated 9.75% Senior Secured Convertible Promissory Note due 2019 (incorporated by reference to Exhibit 4.7 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 3, 2014).

4.4	Milestone Rights Purchase Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.5	Guaranty and Security Agreement, dated as of July 1, 2013, by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.6	Registration Rights Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.7	Facility Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.8	First Amendment to Facility Agreement and Registration Rights Agreement, dated as of February 28, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (see Exhibit 10.27).

4.9	Form of Tranche B Senior Secured Note due 2019 (incorporated by reference to Exhibit 4.8 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on May 12, 2014).

4.10

Second Amendment to Facility Agreement and Registration Rights Agreement, dated as of

August 11, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 4.14 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 10, 2014).

4.11	Senior Secured Revolving Promissory Note, dated as of September 23, 2014, by and between MannKind and Aventisub LLC (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 29, 2014).

4.12	Guaranty and Security Agreement, dated as of September 23, 2014, by and among MannKind, MannKind LLC and Aventisub LLC (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 29, 2014).

4.13	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated August 10, 2015 (incorporated by reference to Exhibit 4.18 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 10, 2015).

4.14	Form of 5.75% Convertible Senior Subordinated Exchange Note due 2018 (included in Exhibit 4.18 as Exhibit A thereto) (incorporated by reference to Exhibit 4.19 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 10, 2015).

Exhibit Number	Description of Document

4.15	Indenture, by and between MannKind and Wells Fargo Bank, N.A., dated August 14, 2015 (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 18, 2015).

4.16	Form of 5.75% Convertible Senior Subordinated Exchange Note due 2015 (incorporated by reference to Exhibit 4.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 18, 2015).

4.17	Form of Warrant to Purchase Common Stock issued November 16, 2015.

10.1	Amended and Restated Promissory Note made by MannKind in favor of The Mann Group LLC, dated October 18, 2012 (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 19, 2012).

10.2	Agreement, dated September 13, 2006, between MannKind and Torcon, Inc. (incorporated by reference to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 9, 2007).

10.3	Securities Purchase Agreement, dated August 2, 2005 by and among MannKind and the purchasers listed on Exhibit A thereto (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 5, 2005).

10.4**	Supply Agreement, dated December 31, 2004, between MannKind and Vaupell, Inc. (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on February 23, 2005).

10.5*	Form of Indemnity Agreement entered into between MannKind and each of its directors and officers (incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), filed with the SEC on April 30, 2004, as amended).

10.6*	Description of Officers’ Incentive Program (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 16, 2006).

10.7*	Executive Severance Agreement, dated October 10, 2007, between MannKind and David Thomson (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

10.8*	Separation Agreement, dated March 11, 2016, by and between MannKind and Juergen Martens.

10.9*	Executive Severance Agreement, dated April 21, 2008, between MannKind and Matthew J. Pfeffer (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

10.10*	Change of Control Agreement, dated October 10, 2007, between MannKind and David Thomson (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

10.11*	Change of Control Agreement, dated April 21, 2008, between MannKind and Matthew J. Pfeffer (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

10.12*	2004 Equity Incentive Plan, as amended (incorporated by reference to MannKind’s proxy statement on Schedule 14A (File No. 000-50865), originally filed with the SEC on April 6, 2012).

10.13*	Form of Stock Option Agreement under the 2004 Equity Incentive Plan (incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

Exhibit Number	Description of Document

10.14*	Form of Phantom Stock Award Agreement under the 2004 Equity Incentive Plan (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on December 14, 2005).

10.15*	2004 Non-Employee Directors’ Stock Option Plan and form of stock option agreement there under (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2006).

10.16*	2004 Employee Stock Purchase Plan and form of offering document there under (incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

10.17**	Letter Agreement, dated June 4, 2011, between MannKind and N.V. Organon (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 1, 2013).

10.18**	Insulin Maintenance and Call-Option Agreement, dated June 19, 2009, by and among Pfizer Manufacturing Frankfurt GmbH, Pfizer Inc. and MannKind (incorporated by reference to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on May 4, 2009).

10.19	At-The-Market Issuance Sales Agreement, dated March 3, 2014, by and between MannKind and MLV & Co. LLC (incorporated by reference to Exhibit 10.31 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 3, 2014).

10.20	At-The-Market Issuance Sales Agreement, dated March 3, 2014, by and between MannKind and Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.) (incorporated by reference to Exhibit 10.32 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 3, 2014).

10.21*	Acknowledgment and Agreement, dated as of October 31, 2013, by and between MannKind and The Mann Group LLC (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on November 4, 2013).

10.22*	Non-Employee Director Compensation Program (incorporated by reference to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 9, 2013).

10.23*	MannKind Corporation 2013 Equity Incentive Plan (incorporated by reference to MannKind’s registration statement on Form S-8 (File No. 000-188790), filed with the SEC on May 23, 2013).

10.24*	Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the MannKind 2013 Equity Incentive Plan (incorporated by reference to MannKind’s registration statement on Form S-8 (File No. 000-188790), filed with the SEC on May 23, 2013).

10.25*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the MannKind 2013 Equity Incentive Plan (incorporated by reference to MannKind’s registration statement on Form S-8 (File No. 000-188790), filed with the SEC on May 23, 2013).

10.26	Facility Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 1, 2013).

10.27	First Amendment to Facility Agreement and Registration Rights Agreement, dated as of February 28, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P., and Deerfield Private (incorporated by reference to Exhibit 10.39 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 3, 2014).

Exhibit Number	Description of Document

10.28**	License and Collaboration Agreement, dated as of August 11, 2014, by and among MannKind, Technosphere International C.V., MannKind Netherlands B.V. and Sanofi-Aventis Deutschland GmbH (incorporated by reference to Exhibit 10.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 10, 2014).

10.29**	Supply Agreement, dated as of August 11, 2014, by and between MannKind and Sanofi-Aventis Deutschland GmbH (incorporated by reference to Exhibit 10.2 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 10, 2014).

10.30**	Supply Agreement, dated as of July 31, 2014, by and between MannKind and Amphastar France Pharmaceuticals S.A.S. (incorporated by reference to Exhibit 10.3 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 10, 2014).

10.31*	Transition and Separation Agreement, dated March 20, 2015, by and between MannKind and Diane Palumbo (incorporated by reference to Exhibit 10.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on May 11, 2015).

10.32	Amendment No. 1 to At-The-Market Issuance Sales Agreement, by and between MannKind and Meyers Associates, L.P. (doing business as BP Capital, a division of Meyers Associates, L.P.), dated September 4, 2015 (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 4, 2015).

10.33	Amendment No. 1 to At-The-Market Issuance Sales Agreement, by and between MannKind and MLV & Co. LLC, dated September 4, 2015 (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 4, 2015).

10.34	Form of Stock Purchase Agreement (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on November 9, 2015).

10.35	Form of Escrow Agreement (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on November 9, 2015).

10.36*	Separation Agreement, dated December 1, 2015, by and between MannKind and Hakan S. Edstrom.

10.37	Sublease Agreement, dated May 1, 2015, by and between MannKind and the Alfred Mann Foundation for Scientific Research.

10.38*	Offer Letter, dated March 9, 2016, by and between MannKind and Michael Castagna.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page hereto).

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

*	Indicates management contract or compensatory plan.

**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNKIND CORPORATION

By:	/s/ Matthew J. Pfeffer
Matthew J. Pfeffer
Chief Executive Officer, Chief Financial Officer, and Director

Dated: March 15, 2016

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Matthew J. Pfeffer and David Thomson, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and any other documents in connection therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew J. Pfeffer Matthew J. Pfeffer	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 15, 2016

/s/ Rosabel R. Alinaya Rosabel R. Alinaya	Senior Vice President, Finance (Principal Accounting Officer)	March 15, 2016

/s/ Kent Kresa Kent Kresa	Chairman of the Board of Directors	March 15, 2016

/s/ Ronald J. Consiglio Ronald J. Consiglio	Director	March 15, 2016

/s/ Michael Friedman Michael Friedman, M.D.	Director	March 15, 2016

/s/ David H. MacCallum David H. MacCallum	Director	March 15, 2016

/s/ Henry L. Nordhoff Henry L. Nordhoff	Director	March 15, 2016

/s/ James S. Shannon James S. Shannon	Director	March 15, 2016

MANNKIND CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MannKind Corporation

Valencia, California

We have audited the accompanying consolidated balance sheets of MannKind Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MannKind Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2016 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 15, 2016

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$59,074	$120,841
Receivables from collaboration	23	50,436
Inventory-current	—	9,670
Deferred product costs from collaboration	13,539	—
Prepaid expenses and other current assets	4,018	20,206

Total current assets	76,654	201,153
Property and equipment — net	48,749	192,127
State research and development credit exchange receivable — net of current portion	—	311
Other assets	1,009	848

Total	$126,412	$394,439

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,599	$7,394
Accrued expenses and other current liabilities	7,929	26,206
Facility financing obligation	74,582	72,995
Senior convertible notes — current	—	99,355
Deferred product sales from collaboration	17,503	436
Purchase commitment liabilities — current	12,475	—
Deferred payments from collaboration	140,231	196,967

Total current liabilities	268,319	403,353
Note payable to principal stockholder	49,521	49,521
Sanofi loan facility and loss share obligation	62,371	3,034
Senior convertible notes — long term	27,613	—
Purchase commitments — long term	53,692	—
Other liabilities	15,225	12,301

Total liabilities	476,741	468,209

Commitments and contingencies
Stockholders’ deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value — 550,000,000 shares authorized at December 31, 2015 and 2014, respectively; 428,670,943 and 406,059,089 shares issued and outstanding at December 31, 2015 and 2014, respectively	4,287	4,061
Additional paid-in capital	2,508,633	2,416,967
Accumulated other comprehensive loss	(20)	(14)
Accumulated deficit	(2,863,229)	(2,494,784)

Total stockholders’ deficit	(350,329)	(73,770)

Total	$126,412	$394,439

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Revenue	$—	$—	$—

Operating expenses:
Research and development	29,674	100,244	109,719
General and administrative	40,960	79,383	59,682
Product manufacturing	67,442	—	—
Property and equipment impairment	140,412	—	—
Loss on purchase commitments	66,167	—	—

Total operating expenses	344,655	179,627	169,401

Loss from operations	(344,655)	(179,627)	(169,401)
Other income (expense)	1,366	1,679	(635)
Loss on extinguishment of debt	(1,049)	—	—
Interest expense on note payable to principal stockholder	(2,894)	(2,894)	(6,309)
Interest expense on notes	(21,231)	(17,549)	(15,153)
Interest income	18	9	8

Loss before benefit for income taxes	(368,445)	(198,382)	(191,490)
Income tax benefit	—	—	—

Net loss	$(368,445)	$(198,382)	(191,490)

Net loss per share — basic and diluted	$(0.91)	$(0.51)	$(0.64)

Shares used to compute basic and diluted net loss per share	406,165	385,229	299,591

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Net Loss	$(368,445)	$(198,382)	$(191,490)
Other comprehensive loss:
Cumulative translation (loss) gain	(6)	(10)	2

Other comprehensive (loss) gain	(6)	(10)	2

Comprehensive loss	$(368,451)	$(198,392)	$(191,488)

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)	Common Stock		Additional Paid-In Capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
	Shares	Amount
BALANCE, JANUARY 1, 2013	286,035	2,860	1,991,379	(6)	(2,104,912)	(110,679)
Exercise of stock options	880	9	2,261	—	—	2,270
Issuance of common shares from the release of restricted stock units	1,870	20	(4,821)	—	—	(4,801)
Issuance of common shares pursuant to warrant exercises	66,353	664	171,485	—	—	172,149
Issuance of common shares pursuant to debt conversions by Deerfield	1,095	12	5,489	—	—	5,501
Issuance of common stock pursuant to at-the-market issuances	9,824	99	48,789	—	—	48,888
Issuance of common shares pursuant to litigation settlement	2,778	28	(28)	—	—	—
Issuance of common shares under Employee Stock Purchase Plan	557	5	1,258	—	—	1,263
Stock-based compensation	—	—	45,186	—	—	45,186
Cumulative translation (loss) gain	—	—	—	2	—	2
Commitment to deliver common shares pursuant to Deerfield conversion to additional paid-in capital	—	—	998	—	—	998
Net loss	—	—	—	—	(191,490)	(191,490)

BALANCE, DECEMBER 31, 2013	369,392	3,697	2,261,996	(4)	(2,296,402)	(30,713)
Exercise of stock options	3,251	35	10,943	—	—	10,978
Issuance of common shares from the release of restricted stock units	3,996	38	(26,946)	—	—	(26,908)
Issuance of common shares pursuant to warrant exercises	11,575	115	27,664	—	—	27,779
Issuance of common shares pursuant to debt conversions by Deerfield	17,521	174	93,327	—	—	93,501
Issuance of common shares under Employee Stock Purchase Plan	324	2	1,361	—	—	1,363
Remeasurement of performance based grants pursuant to the modification of terms	—	—	22,962	—	—	22,962
Stock-based compensation	—	—	25,660	—	—	25,660
Cumulative translation (loss) gain	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(198,382)	(198,382)

BALANCE, DECEMBER 31, 2014	406,059	$4,061	$2,416,967	$(14)	$(2,494,784)	$(73,770)
Exercise of stock options	1,701	17	3,241	—	—	3,258
Issuance of common shares from the release of restricted stock units	720	7	(7)	—	—	—
Restricted stock units taxes paid in cash	—	—	(1,856)	—	—	(1,856)
Issuance of common shares pursuant to warrant exercises	4,216	42	10,081	—	—	10,123
Capital contribution	—	—	40	—	—	40
Issuance of common shares pursuant to conversions of certain 2015 notes	1,874	19	7,907	—	—	7,926
Issuance of common stock for lender financing fees	39	—	160	—	—	160
Discount on notes-for-stock exchange	—	—	169	—	—	169
Issuance of common stock pursuant to TASE stock sale	13,853	139	34,571	—	—	34,710
Return of loaned common stock	(9,000)	(90)	90	—	—	—
Issuance of common stock pursuant to at-the-market issuances	8,940	89	27,754	—	—	27,844
Issuance of common shares under Employee Stock Purchase Plan	269	3	884	—	—	887
Issuance of warrant liability	—	—	(202)			(202)
Reclassification of warrant liability to equity	—	—	108	—	—	108
Stock-based compensation	—	—	8,725	—	—	8,725
Cumulative translation (loss) gain	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(368,445)	(368,445)

BALANCE, DECEMBER 31, 2015	428,671	$4,287	$2,508,633	$(20)	$(2,863,229)	$(350,329)

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(368,445)	$(198,382)	$(191,490)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and accretion	13,276	18,575	14,057
Stock-based compensation expense	8,725	48,622	45,186
Loss on extinguishment of debt	1,049	—	—
Loss on purchase commitments	66,167	—	—
Write-off of Inventory	36,104	—	—
Loss on sale, abandonment/disposal or impairment of property and equipment	140,582	97	817
Interest incurred through borrowings under Sanofi Loan Facility	1,652	—	—
Write-off of derivative liability	—	(363)	—
Write-off Tranche B Commitment Asset	—	1,753	—
Foreign exchange loss	2,697	(10)	2
Changes in assets and liabilities:
Inventory	(26,434)	(9,670)	—
Receivables from collaboration	50,413	(50,436)	—
Prepaid expenses and other current assets	13,485	(14,734)	(499)
Deferred product costs from collaboration	(13,539)	—	—
Other assets	150	(615)	—
Accounts payable	8,413	3,622	(1,071)
Accrued expenses and other current liabilities	(12,467)	2,276	3,675
Deferred product sales from collaboration	17,067	—	—
Deferred payments from collaboration	950	200,436	—
Other liabilities	2,927	2,915	591

Net cash (used in) provided by operating activities	(57,232)	4,086	(128,732)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,285)	(24,097)	(7,987)
Proceeds from sale of property and equipment	82	—	—

Net cash used in investing activities	(10,203)	(24,097)	(7,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,146	12,341	3,534
Proceeds from issuance of common stock under Tel Aviv Stock Exchange	36,142	—	—
Issuance costs associated with the Tel Aviv Stock Exchange	(1,432)	—	—
Exercise of warrants for common stock	10,123	27,779	94,147
Payment of 2015 notes	(64,287)	—	—
Payment of debt issuance costs on 2018 notes	(831)	—	—
Payment of 3.75% Senior Convertible Notes due 2013	—	—	(115,000)
Proceeds from issuance of facility financing obligation & milestone rights	—	40,000	119,500
Proceeds from issuance of Tranche B of the facility financing obligation	—	20,000	—
Facility financing obligation & milestone rights issuance costs	—	—	(598)
Milestone payment	(4,219)	(3,150)	—
Proceeds from issuance of common stock pursuant to at-the-market issuance	28,392	—	49,990
Issuance costs of at-the-market transactions	(548)	—	(1,103)
Other	40	—	—
Payment of employment taxes related to vested restricted stock units	(1,858)	(26,908)	(4,801)

Net cash provided by financing activities	5,668	70,062	145,669

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(61,767)	$50,051	$8,950
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	120,841	70,790	61,840

CASH AND CASH EQUIVALENTS, END OF PERIOD	$59,074	$120,841	$70,790

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash, net of amounts capitalized to Construction in progress	$13,355	$11,218	$13,452
Payment of 2015 notes and interest through issuance of common stock	8,253	—	—
Issuance of common stock pursuant to debt conversion by Deerfield	—	93,500	6,500
Non-cash construction in progress and property and equipment	—	1,768	856
Capitalization of interest on note payable to principal stockholder	—	—	7,886
Reduction of principal on note payable to principal stockholder upon issuance of common stock and exercise of warrants	—	—	78,000
Reclassification of deferred payments from collaboration to Sanofi loan facility and loss share obligation	59,337	3,034	—

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business and basis of presentation

Business — MannKind Corporation and subsidiaries (the “Company”) is a biopharmaceutical company focused on the discovery and development of therapeutic products for diseases such as diabetes. The Company’s only approved product, AFREZZA, (insulin human [rDNA origin]) inhalation powder, is a rapid-acting inhaled insulin that was approved by the U.S. Food and Drug Administration (the “FDA”) on June 27, 2014 to improve glycemic control in adult patients with diabetes.

Basis of Presentation — The Company’s primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, raising capital, and commercial manufacturing. It is costly to develop therapeutic products and conduct clinical studies for these products. As of and for the year ended December 31, 2015, the Company has reported an accumulated deficit of $2.9 billion and has reported negative cash flow from operations for each year since inception, except for 2014, when the Company received the $150.0 million upfront payment from Sanofi.

At December 31, 2015, the Company’s capital resources consisted of cash and cash equivalents of $59.1 million. The Company expects to continue to incur significant expenditures to support commercial manufacturing and sales and marketing of AFREZZA and the development of other product candidates. The facility agreement (the “Facility Agreement”) with Deerfield Private Design Fund II, L.P. (“Deerfield Private Design Fund”) and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) and the First Amendment to Facility Agreement and Registration Rights Agreement (the “First Amendment”) that resulted in additional sales of an additional tranche of notes (the “Tranche B notes”) (see Note 17 — Facility Agreement) requires the Company to maintain at least $25.0 million in cash and cash equivalents or available borrowings under the loan arrangement, dated as of October 2, 2007, between The Company and The Mann Group LLC (as amended, restated, or otherwise modified as of the date hereof, “the Mann Group Loan Arrangement”), as of the last day of each fiscal quarter. The Company will need to continue to incur expenses for the commercialization of AFREZZA and will need to raise additional capital to finance such activities. The Company cannot be certain that it will be able to raise additional capital on favorable terms, or at all, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 11, 2014, we executed a license and collaboration agreement (the “Sanofi License Agreement”) with Sanofi-Aventis Deutschland GmbH (which subsequently assigned its rights and obligations under the agreement to Sanofi-Aventis U.S. LLC (“Sanofi”)), pursuant to which Sanofi is responsible for global commercial, regulatory and development activities for AFREZZA. The Sanofi License Agreement became effective on September 23, 2014. The Company manufactured AFREZZA at its manufacturing facility in Danbury, Connecticut to supply Sanofi’s demand for the product pursuant to a supply agreement dated August 11, 2014 (the “Sanofi Supply Agreement”).

On January 4, 2016 the Company received notification from Sanofi of its election to terminate in its entirety the Sanofi License Agreement. Sanofi’s notice indicated that the termination was pursuant to Sanofi’s right to terminate the Sanofi License Agreement upon Sanofi’s good faith determination that the commercialization of AFREZZA is no longer economically viable in the United States, in which case the effective date of termination (the “Termination Date”) will be April 4, 2016. In the alternative, Sanofi indicated that the termination was also pursuant to its right to terminate the Sanofi License Agreement for any reason, in which case the Termination Date will be July 4, 2016. In the interest of an expedient transition, the Company is working with Sanofi to transfer and wind down the agreement activities by April 4, 2016, or as soon as practicable thereafter.

Under the Sanofi License Agreement, worldwide profits and losses, which are determined based on the difference between the net sales of AFREZZA and the costs and expenses incurred by the Company and Sanofi that are specifically attributable or related to the development, regulatory filings, manufacturing, or

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commercialization of AFREZZA, are shared 65% by Sanofi and 35% by the us. As a result of the loss share provision, and because the Company does not have the ability to estimate the amount of costs that would potentially be incurred related to the Sanofi License Agreement, the amount of up-front cash payment or milestone payments that could be recognized as revenue is not fixed or determinable. In connection with the Sanofi License Agreement, an affiliate of Sanofi provided the Company with a secured loan facility (the “Sanofi Loan Facility”) of up to $175.0 million to fund the Company’s share of net losses under the Sanofi License Agreement.

Additional funding sources that are, or in certain circumstances may be available to the Company, include approximately $30.1 million principal amount of available borrowings under The Mann Group Loan Arrangement. A portion of these available borrowings may be used to capitalize accrued interest into principal, upon mutual agreement of the parties, as it becomes due and payable under The Mann Group Loan Arrangement. (see note 7 — Related-party arrangements). The Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company will need to raise additional capital, whether through a sale of equity or debt securities, a strategic business collaboration with a pharmaceutical company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to continue the development and commercialization of AFREZZA and other product candidates and to support its other ongoing activities. However, the Company cannot provide assurances that such additional capital will be available on acceptable terms or at all.

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

2. Summary of significant accounting policies

Financial Statement Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies, and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. The more significant estimates reflected in these accompanying financial statements involve assessing long-lived assets for impairment, accrued expenses, including clinical study expenses, inventory recoverability, valuation of the facility financing obligation, commitment asset, milestone rights, valuation of stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

License and Collaboration and Supply Agreements — Pursuant to the Sanofi License Agreement and the Sanofi Supply Agreement, the Company granted to Sanofi exclusive, worldwide licenses to certain of the Company’s patents, trademarks and know-how for the development and commercialization of AFREZZA and retained the right to be the exclusive manufacturer and supplier of AFREZZA until specified conditions are met upon which a portion of the manufacturing activities may be assumed by Sanofi. The terms of the Sanofi License Agreement provide for consideration to the Company in the form of a non-refundable up-front payment, product sales, manufacturing, regulatory and sales milestone payments and profit and loss sharing.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company analyzes consideration received under the provisions of ASC 605, Revenue Recognition, to determine whether the consideration, or a portion thereof, could be recognized as revenue. ASC 605 provides that revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured.

In arrangements involving the delivery of more than one element, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting. This determination is generally based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration that is fixed and determinable is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price and (iii) best estimate of selling price (BESP). The BESP reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis. In general, the consideration allocated to each unit of accounting is recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables.

The assessment of multiple element arrangements requires judgment in order to determine the appropriate units of accounting and the points in time that, or periods over which, revenue should be recognized. Given that, as of December 31, 2015, the Company did not have the ability to estimate the amount of costs that would potentially be incurred under the loss share provision related to the Sanofi License Agreement and the Sanofi Supply Agreement, the Company believe the fixed and determinable fee requirement for revenue recognition was not met.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of December 31, 2015 and 2014, cash equivalents were comprised of cash and money market accounts with maturities less than 90 days from the date of purchase.

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

Prepaid expenses and other current assets — Prepaid expenses and other current assets primarily consist of prepaid expenses for goods and services to be received. As of December 31, 2015, prepaid and other current assets had a balance of $4.0 million, mainly comprised of prepaid insurance. As of December 31, 2014 prepaid and other current assets had a balance of $20.2 million, mainly comprised of a $15.0 million prepayment for 2015 quantities of insulin, and prepaid insurance.

Sale of intellectual property — On July 18, 2014, the Company entered into an assignment agreement with a third party whereby the third party acquired all proprietary rights, technology and know-how that related to a small molecule inhibitor compound and all pre-clinical data and results related thereto. Under the terms of the assignment agreement, the Company received total consideration of $9.3 million and accrued $1.4 million in expense for a net amount of $7.9 million recorded as other income. In 2015, the Company recorded other income of $1.4 million related to the relief of the $1.4 million accrual for expenses associated with the sale of intellectual property related to oncology in 2014, which was subsequently resolved without payment.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Milestone Rights — On July 1, 2013, in conjunction with the execution of the Facility Agreement, the Company issued Milestone Rights to Deerfield whereby the Company agreed to provide Deerfield with pre-specified Milestone Payments upon the achievement of 13 specific Milestone Events related to the commercial release and future cumulative net sales of AFREZZA. The Company analyzed the Milestone Rights under the provisions of ASC 815 and determined that the agreement does not meet the definition of a freestanding derivative. Since the Company has not elected to apply the fair value option to the Milestone Rights Purchase Agreement, the Company recorded the Milestone Rights at their estimated fair value and accounted for the Milestone Rights as a liability by applying the indexed debt guidance contained in paragraphs ASC 470-10-25-3 and 35-4.

The initial fair value estimate of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones and discounted to present value using a selected market discount rate. The expected timing and probability of achieving the milestones was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. The Milestone Rights liability will be remeasured as the specified milestone events are achieved. Specifically, as each milestone event is achieved, the portion of the initially recorded Milestone Rights liability that pertains to the milestone event being achieved, will be remeasured to the amount of the specified related milestone payment. The resulting change in the balance of the Milestone Rights liability due to remeasurement will be recorded in the Company’s Statement of Operations as interest expense. Furthermore, the Milestone Rights liability will be reduced upon the settlement of each milestone payment. As a result, each milestone payment would be effectively allocated between a reduction of the recorded Milestone Rights liability and an expense representing a return on a portion of the Milestone Rights liability paid to the investor for the achievement of the related milestone event (see Note 17 — Facility Agreement). As of December 31, 2015, the remaining liability balance of $8.9 million was classified as long-term liability in other liabilities.

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

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts reflected in the consolidated balance sheets for cash equivalents, other current assets, accounts payable, and accrued expenses and other current liabilities, approximate fair value due to their relatively short maturities.

Inventories — Inventories are stated at the lower of cost or market. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method. The Company capitalizes inventory costs associated with the Company’s products based on management’s judgment that future economic benefit is expected to be realized; otherwise, such costs are expensed as product manufacturing. The Company periodically analyzes its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value, and writes-down such inventories as appropriate. In addition, the Company’s products are subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company will record a charge to write down such unmarketable inventory to its estimated realizable value. Inventory that is not expected to be used within one year is classified as a long term asset on the accompanying condensed consolidated balance sheet.

We analyzed our inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. We performed an assessment of projected sales and to evaluate the lower of cost or market and the potential excess inventory on hand at December 31, 2015. As a result of this assessment, we recorded a charge of $39.3 million to record the inventory raw materials on hand at the lower of cost or market, inventory expiry, and write-off other inventory related assets.

In connection with the projected sales assessment, we also evaluated our inventory purchase commitments totalling $116.2 million for potential impairment. As a result of this assessment, we recorded a $66.2 million charge related to a loss on future purchase commitments both from a lower of cost or market excess inventory perspective. The purchase commitment obligation has been reduced to reflect our expectation that a portion will be recoverable from a third party.

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

The Company recorded an asset impairment of $140.4 million for the year ended December 31, 2015 (see Note 5 — Property and Equipment). No asset impairment was recognized during the years ended December 31, 2014, and 2013, respectively.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Contingencies — Contingencies are recorded in accordance with ASC 450 Contingencies. Accordingly, the Company records a loss contingency for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These accruals represent management’s best estimate of probable loss. Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. On a quarterly basis, the Company reviews the status of each significant matter and assesses its potential financial exposure. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise its estimates. These revisions in the estimates of the potential liabilities could have a material impact on the Company’s consolidated results of operations and financial position.

Stock-Based Compensation — As of December 31, 2015, the Company had three active stock-based compensation plans, which are described more fully in Note 13. The Company accounts for all share-based payments to employees, including grants of stock awards and the compensatory elements of the employee stock purchase plan in accordance with ASC 718. ASC 718 Compensation — Stock Compensation (“ASC 718”) requires all share-based payments to employees, including grants of stock options, restricted stock units, performance-based awards and the compensatory elements of employee stock purchase plans, to be recognized in the statement of operations based upon the fair value of the awards at the grant date. The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options and the compensatory elements of employee stock purchase plans. Option valuation models require the input of assumptions, including the expected life of the stock-based awards, the estimated stock price volatility, the risk-free interest rate, and the expected dividend yield. Beginning in the third quarter of 2014, the Company began to assess both historical and implied volatility in order to determine its estimated volatility rate. Implied volatility

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was considered due to the change in the Company’s business, which occurred with the approval for the sale of AFREZZA. The expected volatility assumption is based on an assessment of the historical volatility and the implied volatility of the Company’s common stock, derived from an analysis of historical traded and quoted options on the Company’s common stock. Restricted stock units are valued based on the market price on the grant date. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

Warrants — The Company has issued warrants to purchase shares of its common stock. Warrants have been accounted for within equity in accordance with the provisions of ASC 815-40, Contracts in an Entity’s Own Stock, previously EITF Issue No. 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

Comprehensive Loss — Other comprehensive loss is recorded in accordance with ASC 220-10-45 Comprehensive Income, which requires that all components of comprehensive loss be reported in the financial statements in the period in which they are recognized. Other comprehensive loss includes certain changes in stockholders’ equity that are excluded from net income. Specifically, the Company includes unrealized gains and foreign exchange translation losses, if any, and cumulative translation gains and losses in other comprehensive loss.

Research and Development Expenses — Research and development expenses consist of costs associated with the clinical trials of the Company’s product candidates, manufacturing supplies and other development materials, compensation and other expenses for research and development personnel, costs for consultants and related contract research, facility costs, and depreciation. Research and development costs, which are net of any tax credit exchange recognized for the Connecticut state research and development credit exchange program, are expensed as incurred consistent with ASC 730-10 Research and Development. The Company began commercial manufacturing in the latter part of the fourth quarter of 2014. As such, commercial manufacturing costs incurred in the fourth quarter of 2014 and included in research and development as expenses were immaterial for the year ended December 31, 2014.

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

Interest Expense — Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest expense, net of interest capitalized, for the years ended December 31, 2015, 2014 and 2013 was $24.1 million, $20.4 million, and $21.5 million, respectively. Interest costs capitalized for the years ended December 31, 2015, 2014, and 2013 were $0.1 million, $0.8 million, and $0.4 million, respectively.

Net Loss Per Share of Common Stock — Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding during the period plus the potential dilutive effect of stock options, restricted stock units, warrants,

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and shares that could be issued upon conversion of the senior convertible notes outstanding during the period calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. Because the impact of these items is anti-dilutive during periods of net loss, there was no difference between basic and diluted loss per common share for the years ended December 31, 2015, 2014, and 2013.

Recently Issued Accounting Standards — From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

In May 2014, the FASB issued ASU 2014-09 related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. In July 2015, the FASB issued ASU 2015-14, which delayed the effective date of the new revenue standard by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The standard is effective beginning the first quarter of the Company’s 2018 fiscal year and is required to be adopted using either a full retrospective or a modified retrospective approach. The Company is assessing the potential impact of the new standard on its consolidated financial statements and has not yet selected a transition method.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of a debt discount. The guidance is effective for annual reporting periods beginning after December 15, 2015 and interim periods thereafter. As permitted by the standard, the Company adopted the new presentation prospectively and the adoption did not have an impact on its consolidated financial statements and disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact the adoption of ASU 2015-11 will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. As permitted by the standard, the Company adopted the new presentation and the adoption did not have an impact on its consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update is intended to improve the recognition and measurement of financial instruments. The update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact the adoption of ASU 2016-01 will have on its consolidated financial statements.

3. State research and development credit exchange receivable

The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for forgoing the carryforward of the research and development income tax credits. The program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the program are recorded as a reduction of research and development expenses. During the years ended December 31, 2015, 2014 and 2013, research and development expenses were offset by $743,000, $816,000, and $282,000, respectively.

4. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$—	$4,856
Work-in-process	—	4,719
Finished goods	—	95

Inventory — current	—	9,670

Total Inventory	$—	$9,670

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Property and equipment

Property and equipment consist of the following (dollar amounts in thousands):

	Estimated Useful Life (Years)	December 31,
		2015	2014
Land	—	$5,273	$5,273
Buildings	39-40	54,948	54,948
Building improvements	5-40	131,383	114,131
Machinery and equipment	3-15	95,182	80,919
Furniture, fixtures and office equipment	5-10	4,137	5,015
Computer equipment and software	3	9,707	10,465
Leasehold improvements	4	—	17
Construction in progress		8,044	39,580

		308,674	310,348
Less impairment		(140,412)	—
Less accumulated depreciation and amortization		(119,513)	(118,221)

Total property and equipment, net		$48,749	$192,127

Leasehold improvements are amortized over four years which is the shorter of the term or the service lives of the improvements. Depreciation and amortization expense related to property and equipment for the years ended December 31, 2015, 2014, and 2013, was $11.0 million, $9.8 million, and $11.5 million, respectively.

In connection with the Company’s quarterly assessment of impairment indicators, the Company evaluated the continued lower than expected sales of AFREZZA as reported by Sanofi throughout the fourth quarter of 2015, revised forecasts for sales of AFREZZA provided by Sanofi in the fourth quarter of 2015 and level of commercial production in the fourth quarter of 2015, as well as the uncertainty associated with Sanofi’s announcement during the fourth quarter of their intent to reorganize their diabetes business. These factors indicated potentially significant changes in the timing and extent of cash flows, and the Company therefore determined that an impairment indicator existed in the fourth quarter of 2015.

On January 4, 2016, the Company received written notice from Sanofi of its election to terminate in its entirety the Sanofi License Agreement. Sanofi’s notice indicated that the termination was pursuant to Sanofi’s right to terminate the agreement upon Sanofi’s good faith determination that the commercialization of AFREZZA is no longer economically viable in the United States, in which case the effective date of termination would be April 4, 2016. In the alternative, Sanofi indicated that the termination was also pursuant to its right to terminate the License Agreement for any reason, in which case the Termination Date would be July 4, 2016. In the interest of an expedient transition, the Company is currently working with Sanofi to transfer and wind down the agreement activities by April 4, 2016, or as soon as practicable thereafter.

The Company identified two primary asset groups to be evaluated for impairment: the Danbury manufacturing facility, which currently performs all the manufacturing of AFREZZA, and the Valencia facility, which was previously the Company’s corporate headquarters. The Danbury manufacturing facility is the primary asset group that has been impacted by the impairment indicators noted above but the Company also evaluated the Valencia facility for potential impairment given the circumstances and identified an impairment charge of $1.8 million

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on a valuation utilizing a combination of market, income and cost approaches. Within the Danbury manufacturing facility, the Company identified the machinery and equipment as the primary assets within the asset group as they are associated with the production of AFREZZA. As such, the Company performed the fixed asset impairment test and performed the first step to test for recoverability of the Danbury manufacturing facility by utilizing two undiscounted cash flow projections and applying a probability weighted average to those cash flow projections. The first undiscounted cash flow projection was developed under a scenario assuming Sanofi would continue to sell and market AFREZZA as the termination of the arrangement by Sanofi was not known as of the balance sheet date. The second undiscounted cash flow projection assumed Sanofi would terminate the Sanofi License Agreement and that the Company would manufacture, sell and market AFREZZA independently.

Based on the evaluation performed, the probabilities assigned to the two undiscounted cash flows were not significant to the evaluation due to the projected negative cash flows over the estimation period, and it was determined that the probability weighted undiscounted cash flows were not sufficient to recover the carrying value of the Danbury manufacturing facility. As such, the Company was required to determine the fair value of the Danbury manufacturing facility to recognize an impairment loss if the carrying amount exceeds its fair value. The Company determined the fair value of the Danbury manufacturing facility by applying the highest and best use valuation concept and utilizing the market approach valuation technique to value the machinery and equipment and a combination of the market approach and cost approach in valuing the land, buildings, and building improvements. As a result of this assessment, the Company recorded an impairment charge of $138.6 million for the Danbury manufacturing facility.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	December 31,
	2015	2014
Salary and related expenses	$5,662	$14,928
Accrued interest	615	2,396
Construction in progress	238	1,343
Other	1,414	7,539

Accrued expenses and other current liabilities	$7,929	$26,206

7. Related-party arrangements

In October 2007, the Company entered into a $350.0 million loan arrangement with its principal stockholder. The Loan Arrangement has been amended from time to time. On October 31, 2013, the promissory note underlying The Mann Group Loan Arrangement was amended to, among other things, extend the maturity date of the loan to January 5, 2020, extend the date through which the Company can borrow under The Mann Group Loan Arrangement to December 31, 2019, increase the aggregate borrowing amount under The Mann Group Loan Arrangement from $350.0 million to $370.0 million and provide that repayments or cancellations of principal under The Mann Group Loan Arrangement will not be available for reborrowing.

As of December 31, 2015, the total principal amount outstanding under The Mann Group Loan Arrangement was $49.5 million, and the amount available for future borrowings was $30.1 million. Interest, at a fixed rate of 5.84%, is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter,

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or at such other time as the Company and The Mann Group mutually agree. All or any portion of accrued and unpaid interest that becomes due and payable may be paid-in-kind and capitalized as additional borrowings at any time upon mutual agreement of the parties, and has been classified as non-current. The Mann Group can require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months (less approximately $105.0 million aggregate principal amount that has been cancelled in connection with two common stock purchase agreements). If The Mann Group exercises this right, the Company will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances. However, pursuant to a letter agreement entered into in August 2010, The Mann Group has agreed to not require the Company to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require the Company to use its working capital resources. In addition, The Mann Group entered into a subordination agreement with Deerfield pursuant to which The Mann Group agreed with Deerfield not to demand or accept any payment under The Mann Group Loan Arrangement until the Company’s payment obligations to Deerfield under the Facility Agreement have been satisfied in full. Subject to the foregoing, in the event of a default under The Mann Group Loan Arrangement, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR rate calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under The Mann Group Loan Arrangement are unsecured. The Mann Group Loan Arrangement contains no financial covenants.

As of December 31, 2015 and 2014, the Company had accrued and unpaid interest of $6.4 million and $3.5 million, in long term other liabilities respectively, which related to the amount outstanding and had $30.1 million of available borrowings. Interest expense on the Company’s note payable to the Company’s principal stockholder for the years ended December 31, 2015, 2014, and 2013 was $2.9 million, $2.9 million, and $6.3 million, respectively.

In May 2015, the Company entered into sublease agreement with the Alfred Mann Foundation for Scientific Research (the “Mann Foundation”), a California Not-For-Profit Corporation. The lease is for approximately 12,500 square feet of office space in Valencia, California and expires in April 2017. The office space contains the Company’s principal executive offices. Lease payments to the Mann Foundation for the year ended December 31, 2015 were $175,000. There were no lease payments to the Mann Foundation for the years ended December 31, 2014 and 2013.

In connection with certain meetings of the Company’s board of directors and on other occasions when the Company’s business necessitated air travel for the Company’s principal stockholder and other Company employees, the Company utilized the principal stockholder’s private aircraft, and the Company paid the charter company that manages the aircraft on behalf of the Company’s principal stockholder approximately $18,000, $79,000, and $82,000, respectively, for the years ended December 31, 2015, 2014, and 2013 on the basis of the corresponding cost of commercial airfare.

The Company has entered into indemnification agreements with each of its directors and executive officers, in addition to the indemnification provided for in its amended and restated certificate of incorporation and amended and restated bylaws (see Note 14 — Commitments and contingencies).

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Senior convertible notes

Senior convertible notes consist of the following (in thousands):

	December 31,
	2015	2014
2015 notes
Principal amount	$—	$100,000
Unaccreted debt issuance cost	—	(645)

Net carrying amount	$—	$99,355

2018 notes
Principal amount	$27,690	$—
Unamortized premium	660	—
Unaccreted debt issuance costs	(737)	—

Net carrying amount	$27,613	$—

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

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The 2018 notes provide that upon an acceleration of certain indebtedness, including the 9.75% Senior Convertible Notes due 2019 (the “2019 notes”) and the 8.75% Senior Convertible Notes due 2019 (the “Tranche B notes”) issued to Deerfield pursuant to the Facility Agreement (see Note 17 — Facility Agreement), the holders may elect to accelerate the Company’s repayment obligations under the notes if such acceleration is not cured, waived, rescinded or annulled. There can be no assurance that the holders would not choose to exercise these rights in the event such events were to occur.

The Company incurred approximately $0.8 million in issuance costs which are recorded as an offset to the 2018 notes in the accompanying condensed consolidated balance sheet. These costs are being accreted to interest expense using the effective interest method over the term of the 2018 notes.

Accretion of debt issuance expense in connection with the 2018 notes during the year ended December 31, 2015 was $93,000. Amortization of 2018 notes premium during the year ended December 31, 2015 was $86,000.

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

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accretion of debt issuance expense in connection with the 2015 notes during the years ended December 31, 2015, 2014, and 2013 was $0.6 million, $0.9 million, and $0.9 million, respectively.

9. Collaboration arrangement

Sanofi License Agreement and Sanofi Supply Agreement

On August 11, 2014, the Company and Sanofi entered into the Sanofi License Agreement, which became effective on September 23, 2014. Under the terms of the Sanofi License Agreement, the Company granted to Sanofi exclusive, worldwide licenses to certain of the Company’s patents, trademarks and know-how for the development and commercialization of AFREZZA. Under the terms of the Sanofi License Agreement, Sanofi has the exclusive right and responsibility to develop AFREZZA worldwide, subject to certain development activities that will be performed by the Company. Sanofi will also be obligated to use commercially reasonable efforts to file for, obtain and maintain marketing approvals for AFREZZA in certain major markets and countries. In addition, Sanofi will have exclusive, worldwide rights to commercialize AFREZZA and will be obligated to use commercially reasonable efforts to market, promote and commercialize AFREZZA in all countries in the world where regulatory approval for AFREZZA has been received. Pursuant to the terms of the Sanofi Supply Agreement, the Company is responsible for the manufacture and supply to Sanofi of its requirements of AFREZZA.

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

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In order for revenue to be recognized, the seller’s price to the buyer must be fixed and determinable. Given that as of December 31, 2015, the Company did not have the ability to estimate the amount of costs that would potentially be incurred under the loss share provision related to the Sanofi License Agreement and the Sanofi Supply Agreement, the Company believes this requirement for revenue recognition has not been met.

As such, the Company did not recognize any revenue pursuant to the Sanofi License Agreement or the Sanofi Supply Agreement for the years ended December 31, 2015 and 2014. The Company has recorded the $150.0 million up-front payment and $50.0 million from milestone payments as deferred payments from collaboration. In addition, as of December 31, 2015 the Company has recorded $17.5 million in AFREZZA product shipments to Sanofi as deferred product sales from collaboration and recorded $13.5 million as deferred product costs from collaboration. Deferred product costs represent the costs of product manufactured and shipped to Sanofi, not to exceed the amount of deferred product sales, for which recognition of revenue has been deferred. During the year ended December 31, 2015, the Company’s portion of the loss sharing was $57.7 million, which resulted in the reclassification from current deferred payments from collaboration to Sanofi loan facility and loss share obligation to reflect amounts owed to Sanofi.

Sanofi Loan Facility

On September 23, 2014, the Company entered into the Sanofi Loan Facility, consisting of a senior secured revolving promissory note and a guaranty and security agreement (the “Security Agreement”) with an affiliate of Sanofi which provides the Company with a secured loan facility of up to $175.0 million to fund the Company’s share of net losses under the Sanofi License Agreement. In the event of certain future defaults under the Sanofi Loan facility agreement for which the Company is not able to obtain waivers, the lender under the Sanofi Loan Facility may accelerate all of the Company’s repayment obligations, and take control of the Company’s pledged

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets, potentially requiring the Company to renegotiate the terms of its indebtedness on terms less favorable to the Company, or to immediately cease operations.

The obligations of the Company under the Sanofi Loan Facility are guaranteed by the Company’s wholly-owned subsidiary, MannKind LLC, and are secured by a first priority security interest in certain insulin inventory located in the United States and any contractual rights and obligations pursuant to which the Company purchases or has purchased such insulin, and a second priority security interest in the Company’s assets that secure the Company’s obligations under the Facility Agreement, as amended. In addition, the Company granted to Sanofi, as additional security for the obligations under the Sanofi Loan Facility, a first priority mortgage on the Company’s facility in Valencia, California, which has a carrying value of $17.9 million as of December 31, 2015.

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

The outstanding principal of all loans under the Sanofi Loan Facility, if not prepaid, will become due and payable on September 23, 2024 unless accelerated pursuant to the terms of the Sanofi Loan Facility. Additionally, if the Company sells its Valencia facility, the Company is required to prepay the loans under the Sanofi Loan Facility from the net cash proceeds of the sale within five business days of receipt.

The Company’s total portion of the loss sharing was $57.7 million for the year ended December 31, 2015, of which $44.5 million was borrowed under the Sanofi Loan Facility as of December 31, 2015. Subsequent to December 31, 2015, the Company borrowed $17.9 million under the Sanofi Loan Facility to finance the portion of the Company’s loss for the quarter ended December 31, 2015. The total amount owed to Sanofi is $62.4 million, which includes $1.7 million in paid-in-kind interest.

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

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to December 31, 2015, the Company received written notice on January 4, 2016 from Sanofi of its election to terminate in its entirety the Sanofi License Agreement. Pursuant to its terms, the Sanofi Supply Agreement will terminate concurrently with the Sanofi License Agreement. Sanofi’s notice indicated that the termination was pursuant to Sanofi’s right to terminate the Sanofi License Agreement upon Sanofi’s good faith determination that the commercialization of AFREZZA is no longer economically viable in the United States, in which case the effective date of termination will be April 4, 2016. In the alternative, Sanofi indicated that the termination was also pursuant to its right to terminate the Sanofi License Agreement for any reason, in which case the effective date of termination will be July 4, 2016. In the interest of an expedient transition, the Company is currently working with Sanofi to transfer and wind down the agreement activities by April 4, 2016, or as soon as practicable thereafter.

Pursuant to the terms of the Sanofi License Agreement, the Company and Sanofi are required to use diligent efforts to facilitate the smooth and orderly transition of relevant obligations and rights to the Company with respect to development and commercialization activities related to AFREZZA, and are also required to negotiate in good faith a written transition agreement for this purpose. As a result of the foregoing termination, effective on the Termination Date and thereafter during any period which Sanofi is required to perform any wind-down activities pursuant to the terms of the Sanofi License Agreement, the rights granted to Sanofi under the Sanofi License Agreement to develop and commercialize AFREZZA will become non-exclusive and the Company will have the right to engage one or more other distributors and/or licensees of AFREZZA. Sanofi will continue to distribute AFREZZA during the wind-down period as required by the agreement until such time that the Company or its designee takes over responsibility for distribution. All profits and losses from AFREZZA product sales by Sanofi or its affiliates after the Termination Date, if any, will continue to be shared 65% by Sanofi and 35% by the Company pursuant to the terms of the License Agreement.

In addition to the Sanofi License Agreement and Sanofi Supply Agreement, as discussed above, the Company and Aventisub LLC, an affiliate of Sanofi, are parties to a Senior Secured Revolving Promissory Note, dated September 23, 2014 and a Guaranty and Security Agreement. Both the Sanofi Loan Facility and the Security Agreement remain in effect. The original maturity date of September 23, 2024 for repayment of the outstanding principal amount of the loans under the Sanofi Loan Facility will not be affected by the termination of the Sanofi License Agreement.

10. Fair Value of Financial Instruments

The carrying amounts of financial instruments, which include cash equivalents and accounts payable, approximate their fair values due to their relatively short maturities. The fair value of the note payable to the Company’s principal stockholder cannot be reasonably estimated as the Company would not be able to obtain a similar credit arrangement in the current economic environment.

As of December 31, 2015 and 2014, the Company held $59.1 million and $120.8 million, respectively of cash and cash equivalents, consisting of money market funds of $55.8 million and $118.5 million, respectively, and the remaining funds in non-interest bearing checking accounts. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2018 notes, facility financing obligation and Sanofi Loan Facility

The following is a summary of the carrying values and estimated fair values of the 2018 notes, the facility financing obligation (i.e., the 2019 notes and Tranche B notes), and the Sanofi Loan Facility (in millions):

	December 31, 2015		December 31, 2014
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
2015 notes	$—	$—	$99.4	$102.9
2018 notes	$27.6	$21.3	$—	$—
Facility financing obligation	$74.6	$78.4	$73.0	$75.1
Sanofi Loan Facility	$44.5	$36.5	$3.0	$3.0

2015 notes

The estimated fair value of the 2015 notes was calculated based on model-derived valuations whose inputs were observable, such as the Company’s stock price, and non-observable, such as the Company’s longer-term historical volatility (55%) (Level 3 in the fair value hierarchy). As there was no current active and observable market for the 2015 notes, the Company determined the estimated fair value using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash outflows with market-based assumptions regarding risk-adjusted yields, stock price volatility and recent price quotes and trading information regarding Company issued debt instruments and shares of common stock into which the notes are convertible. As of December 31, 2015, all 2015 notes, including the Exchange Notes, have been extinguished through exchange for stock, exchange for 2018 notes or settlement in cash. (See Note 8 —Senior convertible notes).

2018 notes

The estimated fair value of the 2018 notes was calculated based on model-derived valuations whose inputs were observable, such as the Company’s stock price and yields on U.S. Treasury notes and actively traded bonds, and non-observable, such as the Company’s longer-term historical volatility, and estimated yields implied from any available market trades of the Company’s issued debt instruments. As there is no current active and observable market for the 2018 notes, the Company determined the estimated fair value using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash flows based on terms of the notes with market-based assumptions regarding risk-free rate, risk-adjusted yields (20%), stock price volatility (90%) and recent price quotes and trading information regarding Company issued debt instruments and shares of common stock into which the notes are convertible (Level 3 in the fair value hierarchy).

Facility financing agreement

As discussed in Note 17 — Facility Agreement, in connection with the Facility Agreement, the Company issued 2019 notes and subsequently issued Tranche B notes (the “Facility Financing Obligation”). As there is no current observable market for the 2019 notes or Tranche B notes, the Company determined the estimated fair value using a bond valuation model based on a discounted cash flow methodology. The bond valuation model combined expected cash flows associated with principal repayment and interest based on the contractual terms of the debt agreement discounted to present value using a selected market discount rate. On December 31, 2015 the market discount rate was recalculated at 12.0% for the 2019 notes and the Tranche B notes (Level 3 in the fair value hierarchy).

In addition to the 2019 notes and Tranche B notes, the Company also issued certain rights to receive payments of up to $90.0 million upon occurrence of specified strategic and sales milestones (the “Milestone Rights”). These rights are not reflected in the facility financing obligation. The estimated fair value of the Milestone Rights

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones discounted to present value using a selected market discount rate (Level 3 in the fair value hierarchy). The expected timing and probability of achieving the milestones, starting in 2014, was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate (15.0%) was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. As of December 31, 2015, the carrying value of the Milestone Rights is $8.9 million, classified as a long-term liability in other liabilities and the fair value is estimated at $14.4 million.

Sanofi Loan Facility

As discussed in Note 9 — the Sanofi Loan Facility, consists of a senior secured revolving promissory note and a guaranty and security agreement with an affiliate of Sanofi which provides the Company with a secured loan facility of up to $175.0 million to fund the Company’s share of net losses under the Sanofi License Agreement. The estimated fair value was determined using a discounted cash flow model in which time outstanding and discount rate were primary variables. This method considered the key elements of the contractual terms of the Sanofi Loan Facility, market-based estimated cost of capital, and time value of money, namely the amount of time to settlement and the estimated discount rate (11%) appropriate for the liability (Level 3 in the fair value hierarchy). As of December 31, 2015 the carrying value of the Sanofi Loan Facility is $44.5 million and the fair value is estimated at $36.5 million.

There were no material re-measurements to fair value during the year ended December 31, 2015 of financial assets and liabilities that are not measured at fair value on a recurring basis. There were no transfers of assets or liabilities between the fair value measurement levels during the twelve months ended December 31, 2015, 2014, and 2013.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), land, buildings, and machinery and equipment, with a carrying amount of $189.2 million, were written down to a fair value of $48.8 million, resulting in an impairment charge of $140.4 million, which is included in our Statements of Operations and Comprehensive Loss for the year ended December 31, 2015.

Our assessment of the real property includes Level 3 inputs, and was based on a combination of the income, market and cost approaches and the market approach was used for machinery and equipment which required Level 3 inputs.

Embedded Derivatives

The Company identified and evaluated a number of embedded features in the notes issued under the Facility Agreement to determine if they represented embedded derivatives that are required to be separated from the notes and accounted for as freestanding instruments pursuant to ASC 815. In 2014, the Company analyzed the Tranche B notes and identified embedded derivatives which required separate accounting under ASC 815; however all of the embedded derivatives were determined to have a de minimis value.

At December 31, 2015, all of the embedded derivatives identified in the Tranche B notes were deemed to have a de minimis value.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Common and preferred stock

The Company is authorized to issue 550,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series designated by the Company’s board of directors. No other class of capital stock is authorized. As of December 31, 2015 and 2014, 428,670,943 and 406,059,089 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

On November 9, 2015, the Company entered into a series of stock purchase agreements to sell up to an aggregate of 50,000,000 shares its common stock in a registered direct offering to selected investment funds in Israel that hold securities included within certain stock indexes of the Tel Aviv Stock Exchange (the “TASE”). Pursuant to the agreements, the shares of common stock were sold at a price per share equal to 97% of the closing price of the Company’s common stock on the TASE on November 12, 2015. During November 2015, the Company sold 13,852,435 shares of common stock for an aggregate price of approximately $34,710,000, or $2.61 per share, which is net of $1,433,000 of issuance costs.

The Company engaged Sunrise Securities Corporation as its exclusive placement agent in connection with the offering of 50,000,000 shares. In connection with the services provided the Company issued to Sunrise Securities Corporation, or its designee, restricted warrants to purchase a number of shares of the Company’s common stock in an aggregate equal to 1.15% of the aggregate shares sold in the offering, which totaled 159,303 shares on November 16, 2015. The warrants are exercisable for a five year period at an exercise price of $2.61, the price paid per share in connection with the offering. The Company had an obligation to register the common stock that may be issued pursuant to the exercise of the warrants, which resulted in their initial classification as liability and were deemed immaterial. On December 15, 2015 the warrants were reclassified to equity as the Company registered the common stock pursuant to registration statement. As of December 31, 2015 the warrants were classified within equity.

Included in the common stock outstanding as of December 31, 2014 is 9,000,000 shares of common stock loaned to Bank of America under a share lending agreement in connection with the offering of the $100.0 million aggregate principal amount of 2015 notes. Bank of America was obligated to return the borrowed shares (or, in certain circumstances, the cash value thereof) to the Company on or about the 45th business day following the date as of which the entire principal amount of the 2015 notes ceases to be outstanding, subject to extension or acceleration in certain circumstances or early termination at Bank of America’s option. On October 23, 2015, the 9,000,000 shares of common stock loaned to Bank of America were returned, as the Company settled all payments and deliveries in respect of such convertible notes on August 17, 2015. The Company did not receive any proceeds from the sale of the borrowed shares by Bank of America, but the Company did receive a nominal lending fee of $0.01 per share from Bank of America for the use of borrowed shares.

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

For the years ended December 31, 2015, 2014, and 2013, the Company received $10.1 million, $27.8 million, and $94.2 million in proceeds, respectively, from the exercise of the February 2012 public offering warrants. Any unexercised February 2012 public offering warrants expired on February 8, 2016.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Net loss per common share

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period excluding the 9,000,000 shares loaned to Bank of America under a share lending arrangement (see Note 11 — Common and preferred stock). In the third quarter of 2015, the 9,000,000 million shares loaned to Bank of America were returned. Prior to the return of those shares, the borrowed shares were not considered outstanding for the purpose of computing and reporting basic or diluted earnings (loss) per share because the share borrower had to return all borrowed shares to the Company (or, in certain circumstances, the cash value thereof). Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying condensed consolidated statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, that are not included in the diluted net loss per share calculation and excluded the 9,000,000 shares of the Company’s common stock loaned under the share lending arrangement as of December 31, 2014, and 2013.

Potentially dilutive securities outstanding are summarized as follows (in shares):

	December 31,
	2015	2014	2013
Exercise of common stock options	19,779,229	21,541,664	24,237,940
Conversion of senior convertible notes into common stock	4,072,809	17,323,080	25,415,366
Exercise of common stock warrants	4,074,596	9,987,876	19,706,240
Vesting of restricted stock units	1,804,620	2,610,720	9,115,821

	29,731,254	51,463,340	78,475,367

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

As of December 31, 2015, the Company has two active stock-based compensation plans — the 2013 Plan and the 2004 Employee Stock Purchase Plan (the “ESPP”). The following table summarizes information about the Company’s stock-based award plans as of December 31, 2015:

	Outstanding Options	Outstanding Restricted Stock Units	Shares Available for Future Issuance
2004 Equity Incentive Plan	11,309,136	276,784	—
2013 Equity Incentive Plan	8,026,762	1,527,836	15,540,652
2004 Non-Employee Directors’ Stock Option Plan	443,331	—	—

Total	19,779,229	1,804,620	15,540,652

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2004, the Company’s board of directors approved the ESPP, which became effective upon the closing of the Company’s initial public offering. Initially, the aggregate number of shares that could be sold under the 2004 Plan was 2,000,000 shares of common stock. On January 1 of each year, for a period of ten years beginning January 1, 2005, the share reserve automatically increases by the lesser of: 700,000 shares, 1% of the total number of shares of common stock outstanding on that date, or an amount as may be determined by the board of directors. However, under no event can the annual increase cause the total number of shares reserved under the ESPP to exceed 10% of the total number of shares of capital stock outstanding on December 31 of the prior year. On January 1, 2013 and 2014 the ESPP share reserve was increased by 700,000 and 700,000 shares, respectively. There was no ESPP share reserve increase during 2015. As of December 31, 2015, 2,752,703 shares were available for issuance under the ESPP. For the years ended December 31, 2015, 2014 and 2013 the Company sold 321,228, 305,076, and 463,290 shares, respectively, of its common stock to employees participating in the ESPP. The ESPP purchase for the period ending December 31, 2015 was initiated prior to year-end but did not settle until January 5, 2016. As a result, the shares sold are reflected in the ESPP share reserves but is excluded from common stock outstanding as of December 31, 2015.

The Company’s board of directors determines eligibility, vesting schedules and exercise prices for stock awards granted under the 2013 Plan. Options and other stock awards under the 2013 Plan expire not more than ten years from the date of the grant and are exercisable upon vesting. Stock options generally vest over four years. Current stock option grants vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter. Restricted stock units generally vest at a rate of 25% per year over four years with consideration satisfied by service to the Company. There are no outstanding performance-based awards as all milestones have been achieved as of December 31, 2015. The 2013 Plan provides for full acceleration of vesting if an employee is terminated within three months of a change in control, as defined in the 2013 Plan.

In accordance with ASC 718, share-based payment transactions are recognized as compensation cost based on the fair value of the instrument on the date of grant. The Company accounts for non-employee stock-based compensation expense based on the estimated fair value of the options, which is determined using the Black-Scholes option valuation model and amortizes such expense on a straight-line basis over the service period for time-based awards and over the expected dates of achievement for performance-based awards. These awards are subject to re-measurement until service is complete. As of December 31, 2015, there were options to purchase 523,487 shares of common stock outstanding to consultants.

During the years ended December 31, 2015, 2014 and 2013 the Company recorded stock-based compensation expense related to its stock award plans and the ESPP of $8.7 million, $48.6 million, and $45.2 million, respectively.

Total stock-based compensation expense recognized in the accompanying statements of operations is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Employee-related	$8,407	$48,622	$45,181
Consultant-related	318	—	5

Total	$8,725	$48,622	$45,186

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total stock-based compensation expense recognized in the accompanying statements of operations is included in the following categories (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$3,029	$22,357	$20,409
General and administrative	5,696	26,265	24,777

Total	$8,725	$48,622	$45,186

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

Beginning in the third quarter of 2014, the Company began to assess both historical and implied volatility in order to determine its estimated volatility rate. Implied volatility was considered due to the change in the Company’s business, which occurred with the approval for the sale of AFREEZA. The Company has selected risk-free interest rates based on U.S. Treasury securities with an equivalent expected term in effect on the date the options were granted. Additionally, the Company uses historical data and management judgment to estimate stock option exercise behavior and employee turnover rates to estimate the number of stock option awards that will eventually vest. The Company calculated the fair value of employee stock options granted during the years ended December 31, 2015, 2014 and 2013 using the following assumptions:

Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.61% — 1.86%	1.64% — 2.11%	0.94% — 1.82%
Expected lives	5.79 — 5.86 years	5.77 — 6.09 years	2.64 — 5.77 years
Volatility	69.76% — 71.84%	73.98% — 84.85%	75.83% — 86.26%
Dividends	—	—	—

The following table summarizes information about stock options outstanding:

	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2015	21,541,664	4.53	$33,495
Granted	1,541,100	4.11
Exercised	(1,700,964)	1.91
Forfeited	(706,387)	5.78
Expired	(896,184)	7.70

Outstanding at December 31, 2015	19,779,229	4.54	$—

Vested and expected to vest at December 31, 2015	19,597,097	4.53	$—
Exercisable at December 31, 2015	17,217,332	4.47	$—

The weighted average grant date fair value of the stock options granted during the years ended December 31, 2015, 2014 and 2013 was $2.56, $4.76 and $3.26 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $6.2 million, $14.9 million and $3.1

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for options exercised) or at December 31 (for outstanding options), less the applicable exercise price.

Cash received from the exercise of options during the years ended December 31, 2015, 2014 and 2013 was approximately $3.3 million, $11.0 million and $2.3 million, respectively. The weighted-average remaining contractual terms for options outstanding, vested and expected to vest, and exercisable at December 31, 2015 was 6.34 years, 6.31 years and 5.97 years, respectively.

A summary of restricted stock unit activity for the year ended December 31, 2015 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2015	2,610,720	$5.20
Granted	1,133,404	$4.14
Vested	(1,111,134)	$4.93
Forfeited	(828,370)	$4.88

Outstanding at December 31, 2015	1,804,620	$4.85

The total restricted stock units expected to vest as of December 31, 2015 was 1,651,859 with a weighted average grant date fair value of $4.86. The total intrinsic value of restricted stock units expected to vest as of December 31, 2015 was $2.4 million. Intrinsic value of restricted stock units expected to vest is measured using the closing share price at December 31, 2015.

Total intrinsic value of restricted stock units vested during the years ended December 31, 2015, 2014 and 2013 was $5.2 million, $62.7 million and $13.9 million, respectively. Intrinsic value of restricted stock units vested is measured using the closing share price on the day prior to the vest date. The total grant date fair value of restricted stock units vested during the years ended December 31, 2015, 2014 and 2013 was $5.5million, $36.4 million and $14.9 million, respectively.

As of December 31, 2015, there was $4.9 million and $6.7 million of unrecognized compensation expense related to options and restricted stock units, respectively, which is expected to be recognized over the weighted average vesting period of 2.7 years. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period. As of December 31, 2015, all milestones have been achieved.

During the year ended December 31, 2015, there was $1.6 million of stock compensation expense related to certain Executives who entered into severance agreements which resulted in a modification to the terms of their awards. The severance agreements generally allowed for the separated Executives to continue to vest under their original award terms for a stated period of time without providing substantive services.

14. Commitments and contingencies

Operating Leases — The Company leases certain facilities and equipment under various operating leases, which expire at various dates through 2016 and beyond. Future payments are deemed insignificant.

Rent expense under all operating leases, including office space and equipment, for the years ended December 31, 2015, 2014, and 2013 was approximately $426,000, $737,000, and $645,000 respectively.

Leases — The Company’s capital leases were not material for the years ended December 31, 2015, 2014 and 2013.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of December 31, 2015, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. In accordance with ASC 450 Contingencies, the Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceeding and claims as they are incurred.

In addition, several complaints were filed in the U.S. District Court for the Central District of California against the Company and certain of its officers and directors on behalf of certain purchasers of its common stock. The complaints include claims asserted under Sections 10(b) and 20(a) of the Exchange Act and have been pled as putative shareholder class actions. In general, the complaints allege that the Company and certain of its officers and directors violated federal securities laws by making materially false and misleading statements regarding the prospects for AFREZZA, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages and other relief. The Company expects the complaints to be transferred to a single court and consolidated for all purposes, following which the court would be expected to appoint a lead plaintiff and lead counsel and to order the lead plaintiff to file a consolidated complaint. The Company will vigorously defend against the claims advanced.

Following the receipt by the Company of the notice of termination from Sanofi regarding the Sanofi License Agreement and the subsequent decline of the price of its common stock, two motions were submitted to the District Court at Tel Aviv (Economic Department) for the certification of a class action against the Company and certain of its officers and directors. In general, the complaints allege that the Company and certain of its officers and directors violated Israeli and US securities laws by making materially false and misleading statements regarding the prospects for AFREZZA, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. The Company will vigorously defend against these claims.

Contingencies — In connection with the Facility Agreement, on July 1, 2013 the Company also entered into a Milestone Rights Purchase Agreement (the “Milestone Agreement”) with Deerfield Private Design Fund and Horizon Santé FLML SÁRL (collectively, the “Milestone Purchasers”), pursuant to which the Company sold the Milestone Purchasers the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an AFREZZA product in the United States and the achievement of specified net sales figures (see Note 17 — Facility Agreement).

Commitment — On July 31, 2014, the Company entered into a supply agreement (the “Insulin Supply Agreement”) with Amphastar France Pharmaceuticals S.A.S., a French corporation (“Amphastar”), pursuant to

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which Amphastar will manufacture for and supply to the Company certain quantities of recombinant human insulin for use in AFREZZA. Under the terms of the Insulin Supply Agreement, Amphastar will be responsible for manufacturing the insulin in accordance with the Company’s specifications and agreed-upon quality standards. The Company has agreed to purchase annual minimum quantities of insulin for calendar years 2015 through 2019 under the Insulin Supply Agreement of an aggregate total of approximately €120.1 million, of which €98.5 million is remaining at December 31, 2015. The Company has contracted for the purchase of €28.8 million in 2016 and the remaining annual minimum quantities will be €23.3 million for the years ending December 31, 2017 through 2019. The Company may request to purchase additional quantities of insulin over such annual minimum quantities and will incur a cancellation fee of approximately $5.2 million if not purchased (see Note 2 — Summary of Significant accounting policies).

Unless earlier terminated, the term of the Insulin Supply Agreement expires on December 31, 2019 and can be renewed for additional, successive two year terms upon 12 months’ written notice given prior to the end of the initial term or any additional two year term. The Company and Amphastar each have normal and customary termination rights, including termination for material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy or insolvency of the other party. In addition, the Company may terminate the Insulin Supply Agreement upon two years’ prior written notice to Amphastar without cause or upon 30 days’ prior written notice to Amphastar if a controlling regulatory authority withdraws approval for AFREZZA, provided, however, in the event of a termination pursuant to either of the latter two scenarios, the provisions of the Insulin Supply Agreement require the Company to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination.

15. Employee benefit plans

The Company administers a 401(k) Savings Retirement Plan (the “MannKind Retirement Plan”) for its employees. For the years ended December 31, 2015, 2014, and 2013, the Company contributed $593,000, $623,000, and $533,000 respectively, to the MannKind Retirement Plan.

16. Income taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. At December 31, 2015, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved. The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current
U.S. federal	$—	$—	$—
U.S. state	—	—	—
Non-U.S.	—	—	—

Total current	—	—	—

Deferred
U.S. federal	109,512	57,873	59,379
U.S. state	(29,394)	7,631	7,470
Non-U.S.	—	—	—
Valuation Allowance	(80,118)	(65,504)	(66,849)

Total deferred	—	—	—

Total	$—	$—	$—

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized. Components of the net deferred tax asset as of December 31, 2015 and 2014 are approximately as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$721,588	$699,997
Research and development credits	73,646	73,227
Capitalized research	5,872	28,516
Payments from collaboration	52,484	19,217
Milestone Rights	3,242	5,321
Accrued expenses	251	768
Loss on purchase commitment	24,084	—
Non-qualified stock option expense	16,941	43,691
Capitalized patent costs	8,574	8,624
Other	7,186	131
Depreciation	48,755	3,010

Total net deferred tax assets	962,623	882,502
Valuation allowance	(962,623)	(882,502)

Net deferred tax assets	$—	$—

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities does not include certain deferred tax assets as of December 31, 2015 that arose directly from tax deductions related to equity compensation which are greater than the compensation recognized for financial reporting. Equity would be increased by $10.0 million if and when such deferred tax assets are ultimately realized. The Company considered the requirements under ASC 740 Income Taxes (“ASC 740”) when determining when excess tax benefits have been realized.

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2015, 2014 and 2013:

	December 31,
	2015	2014	2013
Federal tax benefit rate	35.0%	35.0%	35.0%
State tax benefit, net of federal benefit	—	—	—
Permanent items	—	0.9	—
Intercompany transfer of intellectual property	(1.0)	(4.1)	(4.3)
Valuation allowance	(34)	(31.8)	(30.7)

Effective income tax rate	0.0%	0.0%	0.0%

As required by ASC 740, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has concluded, in accordance with the applicable accounting standards, that it is more likely than not that the Company may not realize the benefit of its deferred tax assets. Accordingly, the net deferred tax assets have been fully reserved. Management reevaluates the positive and negative evidence on an annual basis. During the years ended December 31, 2015, 2014 and 2013, the change in the valuation allowance was $80.1 million, $65.5 million and $66.8 million, respectively, for income taxes.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2015, the Company had federal and state net operating loss carryforwards of approximately $1.9 billion and $1.3 billion available, respectively, to reduce future taxable income. The federal net operating loss carryforwards will expire at various dates beginning in 2018 and the state net operating loss carryforwards have started expiring, starting current year through various future dates. As a result of the Company’s initial public offering, an ownership change within the meaning of Internal Revenue Code Section 382 occurred in August 2004. As a result, federal net operating loss and credit carry forwards of approximately $216.0 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year can be utilized in future years in addition to the Section 382 limitation for those years. The federal net operating losses generated subsequent to the Company’s initial public offering in August 2004 are currently not subject to any such limitation as there have been no ownership changes since August 2004 within the meaning of Internal Revenue Code Section 382. At December 31, 2015, the Company had research and development credits of $49.1 million and $37.7 million for federal and state purposes, respectively. The federal credits begin to expire in 2024, and the state credits may be carried forward indefinitely.

The Company has evaluated the impact of ASC 740, previously FIN 48 Accounting for Uncertainty in Income Taxes, on its financial statements, which was effective beginning January 1, 2007. The evaluation of a tax position in accordance with this guidance is a two-step process. The first step is recognition: the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no liabilities for uncertain income tax positions have been recorded. Tax years since 2011 remain subject to examination by the major tax jurisdictions in which the Company is subject to tax.

17. Facility Agreement

As of December 31, 2015 and 2014, there were $60.0 million principal amount of 2019 notes and $20.0 million principal amount of Tranche B notes outstanding. The 2019 notes accrue interest at annual rate of 9.75% and the Tranche B notes accrue interest at an annual rate of 8.75% and is paid quarterly in arrears on the last day of each March, June, September, and December. The Facility Agreement principal repayment schedule is comprised of annual payments beginning on July 1, 2016 and ending December 9, 2019. Future principal payments for the years ended December 31, 2016, 2017, 2018, and 2019 are $5.0 million, $20.0 million, $20.0 million, and $35.0 million, respectively.

In conjunction with the Facility Agreement, the Company entered into a Milestone Rights Agreement with Deerfield which requires the Company to make contingent payments to Deerfield, totaling up to $90.0 million, upon the Company achieving specified commercialization milestones. The Milestone Rights were initially recorded as a short-term liability equal to $3.2 million included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet and a long-term liability equal to $13.1 million included in other liabilities. During the first quarter of 2015, a milestone triggering event was achieved following the Company’s product launch on February 3, 2015, which resulted in a $5.8 million incremental charge to

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest expense due to the increase in carrying value of the liability to the required $10.0 million payment made in February of 2015. During the year ended December 31, 2014, the first milestone triggering event was achieved following the Company’s entry into the Sanofi License Agreement, which resulted in a $1.9 million incremental charge to interest expense due to the increase in carrying value of the liability to the required $5.0 million payment, which was paid to Deerfield pursuant to the terms of the Milestone Agreement. As of December 31, 2015, the remaining liability balance of $8.9 million is classified as long-term liability in other liabilities.

As of December 31, 2015, the uncreated debt discount and debt issuance costs were $5.3 million and $0.1 million, respectively.

Accretion of debt issuance cost and debt discount in connection with the Deerfield financing during the year ended December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Accretion expense- debt issuance cost	$35	$326
Accretion expense- debt discount	$1,553	$7,550

The Facility Agreement includes customary representations, warranties and covenants, including, a restriction on the incurrence of additional indebtedness, and a financial covenant which requires the Company’s cash and cash equivalents, which includes available borrowings on the principal stockholder note, on the last day of each fiscal quarter to not be less than $25.0 million. As discussed in Note 1 — Basis of Presentation, the Company will need to raise additional capital to support its current operating plans. Due to the uncertainties related to maintaining sufficient resources to comply with the aforementioned covenant, the 2019 notes have been classified as current liabilities in the accompanying balance sheet as of December 31, 2015. In the event of non-compliance, Deerfield may declare all or any portion of the 2019 notes and/or Tranche B notes to be immediately due and payable.

Milestone Rights

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

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Security Agreement

In connection with the Facility Agreement, the Company and its subsidiary, MannKind LLC, entered into a Guaranty and Security Agreement (the “Security Agreement”) with Deerfield and HS (collectively, the “Purchasers”), pursuant to which the Company and MannKind LLC each granted the Purchasers a security interest in substantially all of their respective assets, including respective intellectual property, accounts, receivables, equipment, general intangibles, inventory and investment property, and all of the proceeds and products of the foregoing. The Security Agreement includes customary covenants by the Company and MannKind LLC, remedies of the Purchasers and representations and warranties by the Company and MannKind LLC. The security interests granted by the Company and MannKind LLC will terminate upon repayment of the 2019 notes and tranche B notes, if applicable, in full. The Company’s obligations under the Facility Agreement and the Milestone Agreement are also secured by the mortgage on the Company’s facilities in Danbury, Connecticut, which has a carrying value of $23.0 million.

Embedded Derivatives

The Company identified and evaluated a number of embedded features in the notes issued under the Facility Agreement to determine if they represented embedded derivatives that are required to be separated from the notes and accounted for as freestanding instruments pursuant to ASC 815. In 2014, the Company analyzed the Tranche B notes and identified embedded derivatives which required separate accounting under ASC 815; however all of the embedded derivatives were determined to have a de minimis value.

At December 31, 2015, all of the embedded derivatives identified in the Tranche B notes were deemed to have a de minimis value.

18. Restructuring Charges

On September 2015, the Company initiated a restructuring of the organization as a result of its shift to commercial production of AFREZZA. In connection with the restructuring, the Company reduced its total workforce by approximately 26% to 198 employees. The Company recorded restructuring charges of $5.9 million, $1.9 million, and $0.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, the Company paid $2.8 million and the remaining balance is expected to be paid in the first quarter of 2016.

The $5.9 million of costs associated with the restructuring are included in “Research and development” and “General and administrative” operating expenses in the condensed consolidated statements of operations as $3.0 million and $2.9 million, respectively, for the year ended December 31, 2015.

As of December 31, 2015 and 2014, the Company had a restructuring accrual of $3.0 million and $0.3 million, respectively. The Company did not have a restructuring accrual as of December 31, 2013.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. Selected quarterly financial data (unaudited)

Summarized quarterly financial data for the years ended December 31, 2015 and 2014 are set forth in the following tables:

	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2015
Net loss	$(30,658)	$(28,910)	$(31,857)	$(277,020)

Net loss per share — basic and diluted	$(0.08)	$(0.07)	$(0.08)	$(0.66)

Weighted average common shares used to compute basic and diluted net loss per share	398,916	401,018	405,199	419,314

	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2014
Net loss	$(52,056)	$(73,365)	$(36,520)	$(36,439)

Net loss per share — basic and diluted	$(0.14)	$(0.19)	$(0.09)	$(0.09)

Weighted average common shares used to compute basic and diluted net loss per share	368,784	380,770	394,163	396,793

Impairment charges were recorded in 2015 for $242.7 million related to long-lived assets, inventory and loss on purchase commitments.

20. Subsequent Events

Sanofi Termination

On January 4, 2016, the Company received written notice from Sanofi of its election to terminate in its entirety the Sanofi License Agreement. Sanofi’s notice indicated that the termination was pursuant to Sanofi’s right to terminate the agreement upon Sanofi’s good faith determination that the commercialization of AFREZZA is no longer economically viable in the United States, in which case the effective date of termination would be April 4, 2016. In the alternative, Sanofi indicated that the termination was also pursuant to its right to terminate the Sanofi License Agreement for any reason, in which case the Termination Date would be July 4, 2016. In the interest of an expedient transition, the Company is currently working with Sanofi to transfer and wind down the agreement activities by April 4, 2016, or as soon as practicable thereafter.

Pursuant to the terms of the Sanofi License Agreement, the Company and Sanofi are required to use diligent efforts to facilitate the smooth and orderly transition of relevant obligations and rights to the Company with respect to development and commercialization activities related to AFREZZA, and are also required to negotiate in good faith a written transition agreement for this purpose. As a result of the foregoing termination, effective on the Termination Date and thereafter during any period which Sanofi is required to perform any wind-down activities pursuant to the terms of the Sanofi License Agreement, the rights granted to Sanofi under the Sanofi License Agreement to develop and commercialize AFREZZA will become non-exclusive and the Company will have the right to engage one or more other distributors and/or licensees of AFREZZA. Sanofi will continue to distribute AFREZZA during the wind-down period as required by the agreement until such time that the Company or its designee takes over responsibility for distribution. All profits and losses from AFREZZA product sales by Sanofi or its affiliates after the Termination Date, if any, will continue to be shared 65% by Sanofi and 35% by the Company pursuant to the terms of the Sanofi License Agreement.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and Sanofi are also parties to the Sanofi Supply Agreement, pursuant to which the Company is required to supply Sanofi or its affiliates or its sublicensees such quantities of AFREZZA as requested by Sanofi to cover its commercial requirements. As a result of the termination of the Sanofi License Agreement, the Sanofi Supply Agreement will terminate by its terms on the Termination Date.

Borrowings under Sanofi Loan Facility

On February 10, 2016, the Company borrowed $17.9 million under the Sanofi Loan Facility to finance the portion of its losses for the quarter ended December 31, 2015 (see Note 9 — Collaboration arrangement).