Form 10-Q
period 2016-03-31
MANNKIND CORP
filed 2016-05-09
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016, there were 429,161,347 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2016

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$27,653	$59,074
Receivables from collaboration	144	23
Deferred product costs from collaboration	13,539	13,539
Prepaid expenses and other current assets	2,807	4,018

Total current assets	44,143	76,654
Property and equipment — net	48,033	48,749
Other assets	1,096	1,009

Total	$93,272	$126,412

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$582	$15,599
Accrued expenses and other current liabilities	8,077	7,929
Facility financing obligation	75,010	74,582
Deferred product sales from collaboration	17,680	17,503
Deferred payments from collaboration	134,935	140,231
Purchase commitment liabilities — current	12,927	12,475

Total current liabilities	249,211	268,319
Note payable to principal stockholder	49,521	49,521
Sanofi loan facility and loss share obligation	68,835	62,371
Senior convertible notes	27,618	27,613
Net purchase commitments	55,605	53,692
Other liabilities	15,946	15,225

Total liabilities	466,736	476,741

Commitments and contingencies
Stockholders’ equity (deficit):
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value — 550,000,000 shares authorized at March 31, 2016 and December 31, 2015; 429,138,685 and 428,670,943 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	4,290	4,287
Additional paid-in capital	2,510,367	2,508,633
Accumulated other comprehensive loss	(19)	(20)
Accumulated deficit	(2,888,102)	(2,863,229)

Total stockholders’ deficit	(373,464)	(350,329)

Total	$93,272	$126,412

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2016	2015
Revenue	$—	$—

Operating expenses:
Research and development	5,130	9,377
General and administrative	7,351	10,479
Product manufacturing	7,532	1,882

Total operating expenses	20,013	21,738

Loss from operations	(20,013)	(21,738)
Other income	67	1,413
Interest expense on note payable to principal stockholder	(721)	(714)
Interest expense on notes	(4,221)	(9,622)
Interest income	15	3

Loss before benefit for income taxes	(24,873)	(30,658)
Income tax benefit	—	—

Net loss	$(24,873)	$(30,658)

Net loss per share — basic and diluted	$(0.06)	$(0.08)

Shares used to compute basic and diluted net loss per share	428,858	398,916

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2016	2015
Net loss	$(24,873)	$(30,658)
Other comprehensive loss:
Cumulative translation gain (loss)	1	(7)

Other comprehensive gain (loss)	1	(7)

Comprehensive loss	$(24,872)	$(30,665)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,873)	$(30,658)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation and accretion	1,023	2,988
Stock-based compensation expense	1,273	2,003
Interest incurred through borrowings under Sanofi Loan Facility	1,168	33
Loss on foreign currency exchange	2,364	—
Other, net	696	(7)
Changes in assets and liabilities:
Inventory	—	(7,119)
Receivables from Collaboration	(121)	46,154
Prepaid expenses and other current assets	1,211	3,831
Deferred product costs from collaboration	—	(6,251)
Other assets	(86)	(872)
Accounts payable	(14,799)	(4,182)
Accrued expenses and other current liabilities	488	(10,660)
Deferred product sales from collaboration	177	7,050
Other liabilities	721	710

Net cash provided by (used in) operating activities	(30,758)	3,020

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,144)	(4,203)
Proceeds from sale of property and equipment	17	—

Net cash used in investing activities	(1,127)	(4,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	467	6,168
Milestone payment	—	(4,220)
Payment of employment taxes related to vested restricted stock units	(3)	(762)

Net cash provided by financing activities	464	1,186

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(31,421)	$3
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,074	120,841

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,653	$120,844

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash, net of amounts capitalized	2,713	4,749
Non-cash construction in progress and property and equipment	558	1,094

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of business and basis of presentation

The accompanying unaudited condensed consolidated financial statements of MannKind Corporation and its subsidiaries (“MannKind,” the “Company,” “we” or “us”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 15, 2016 (the “Annual Report”).

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2016 may not be indicative of the results that may be expected for the full year.

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

Business — MannKind is a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes. Our only approved product, AFREZZA (insulin human [rDNA origin]) inhalation powder, is a rapid-acting inhaled insulin that was approved by the U.S. Food and Drug Administration (the “FDA”) on June 27, 2014 to improve glycemic control in adult patients with diabetes.

Basis of Presentation — The Company’s primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, raising capital and commercial manufacturing. It is costly to develop therapeutic products and conduct clinical studies for these products. As of March 31, 2016, the Company had an accumulated deficit of $2.9 billion and has reported negative cash flow from operations since inception, other than for the nine months ended September 30, 2014, the year ended December 31, 2014, and for the three months ended March 31, 2015, as a result of receipt of the upfront payment and milestone payments from Sanofi-Aventis U.S. LLC (“Sanofi”).

At March 31, 2016, the Company’s capital resources consisted of cash and cash equivalents of $27.7 million. The Company expects to continue to incur significant expenditures to support commercial manufacturing and sales and marketing of AFREZZA and the development of other product candidates. The facility agreement (the “Facility Agreement”) with Deerfield Private Design Fund II, L.P. (“Deerfield Private Design Fund”) and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) and the First Amendment to Facility Agreement and Registration Rights Agreement (the “First Amendment”) that resulted in additional sales of an additional tranche of notes (the “Tranche B notes”) (see Note 12 — Facility Agreement) requires the Company to maintain at least $25.0 million in cash and cash equivalents or available borrowings under the loan arrangement, dated as of October 2, 2007, between The Company and The Mann Group LLC (as amended, restated, or otherwise modified as of the date hereof, “The Mann Group Loan Arrangement”), as of the last day of each fiscal quarter. The Company will need to continue to incur expenses for the commercialization of AFREZZA and will need to raise additional capital to finance such activities. The Company cannot be certain that it will be able to raise additional capital on favorable terms, or at all, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 11, 2014, we executed a license and collaboration agreement (the “Sanofi License Agreement”) with Sanofi-Aventis Deutschland GmbH (which subsequently assigned its rights and obligations under the agreement to Sanofi), pursuant to which Sanofi was responsible for global commercial, regulatory and development activities for AFREZZA. The Sanofi License Agreement became effective on September 23, 2014. The Company manufactured AFREZZA at its manufacturing facility in Danbury, Connecticut to supply Sanofi’s demand for the product pursuant to a supply agreement dated August 11, 2014 (the “Sanofi Supply Agreement”).

On January 4, 2016 the Company received notification from Sanofi of its election to terminate in its entirety the Sanofi License Agreement. Pursuant to a transition agreement between the Company and Sanofi, all rights to AFREZZA transferred back to the Company on April 4, 2016 to the Company. Accordingly, on April 5, 2016, the Company assumed responsibility for the worldwide development and commercialization of AFREZZA from Sanofi, in a transition designed to ensure that patients will not experience any interruption in their treatment. Under the terms of the transition agreement, Sanofi will continue to fulfill orders for AFREZZA until such time as Sanofi’s inventory of usable product is depleted or until the Company provides Sanofi written notice requesting that Sanofi cease such activities, but in any event no later than October 1, 2016.

Under the Sanofi License Agreement, worldwide profits and losses, which are determined based on the difference between the net sales of AFREZZA and the costs and expenses incurred by the Company and Sanofi that are specifically attributable or related to the development, regulatory filings, manufacturing, or commercialization of AFREZZA, are shared 65% by Sanofi and 35% by the Company until Sanofi ceases to distribute AFREZZA. As a result of this loss share provision, and because the Company does not currently have the ability to estimate the amount of costs that would potentially be incurred related to the Sanofi License Agreement, the amount of up-front cash payment or milestone payments that could be recognized as revenue is not fixed or determinable. In connection with the Sanofi License Agreement, an affiliate of Sanofi provided the Company with a secured loan facility (the “Sanofi Loan Facility”) of up to $175.0 million to fund the Company’s share of net losses under the Sanofi License Agreement.

Additional funding sources that are, or in certain circumstances may be, available to the Company, include approximately $30.1 million principal amount of available borrowings under The Mann Group Loan Arrangement. A portion of these available borrowings may be used to capitalize accrued interest into principal, upon mutual agreement of the parties, as it becomes due and payable under The Mann Group Loan Arrangement (see Note 4 — Related-party arrangements). The Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company is seeking and will need to raise additional capital, whether through a sale of equity or debt securities, a strategic business collaboration with a pharmaceutical company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to continue the development and commercialization of AFREZZA and other product candidates and to support its other ongoing activities. However, the Company cannot provide assurances that such additional capital will be available on acceptable terms or at all.

Fair Value of Financial Instruments — The carrying amounts reported in the accompanying financial statements for cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value due to their relatively short maturities. The fair value of the cash equivalents, note payable to related party, senior convertible notes, and the Facility Agreement are discussed in Note 7 – Fair Value of Financial Instruments.

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

In May 2014, the FASB issued ASU 2014-09 related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. We are assessing the potential impact of the new standards on our consolidated financial statements and have not yet selected a method of adoption.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. The adoption of this standard is not expected to have a material impact on our financial position. The Company is evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the impact the adoption of ASU 2016-09 will have on its consolidated financial statements.

2. Property and equipment

Property and equipment — net consist of the following (dollar amounts in thousands):

	Estimated Useful Life (Years)	March 31, 2016	December 31, 2015
Land	—	$3,435	$3,435
Buildings	39-40	21,590	21,590
Building improvements	5-40	60,584	60,584
Machinery and equipment	3-15	67,761	68,434
Furniture, fixtures and office equipment	5-10	4,114	4,114
Computer equipment and software	3	9,519	9,519
Construction in progress		460	586

		167,463	168,262
Less accumulated depreciation and amortization		(119,430)	(119,513)

Property and equipment — net		$48,033	$48,749

The December 31, 2015 balances have been reclassified to the current year presentation by allocating the impairment of $140.4 million to the individual asset groups.

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2016 and 2015 was $0.6 million and $2.3 million, respectively.

3. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	March 31, 2016	December 31, 2015
Salary and related expenses	$5,685	$5,662
Accrued interest	199	615
Construction in progress	—	238
Other	2,193	1,414

Accrued expenses and other current liabilities	$8,077	$7,929

4. Related-party arrangements

In October 2007, the Company entered into a $350.0 million loan arrangement with its principal stockholder. The Mann Group Loan Arrangement has been amended from time to time. On October 31, 2013, the promissory note underlying The Mann Group Loan Arrangement was amended to, among other things, extend the maturity date of the loan to January 5, 2020, extend the date through which the Company can borrow under The Mann Group Loan Arrangement to December 31, 2019, increase the aggregate borrowing amount under The Mann Group Loan Arrangement from $350.0 million to $370.0 million and provide that repayments or cancellations of principal under The Mann Group Loan Arrangement will not be available for reborrowing.

As of March 31, 2016, the total principal amount outstanding under The Mann Group Loan Arrangement was $49.5 million, and the amount available for future borrowings was $30.1 million. Interest, at a fixed rate of 5.84%, is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as the Company and The Mann Group mutually agree. All or any portion of accrued and unpaid interest that becomes due and payable may be paid-in-kind and capitalized as additional borrowings at any time and would be classified as non-current upon mutual agreement of both parties. As of March 31, 2016, the Company had accrued $7.1 million of interest in other long term liabilities. The Mann Group can require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months (less approximately $105.0 million aggregate principal amount that has been cancelled in connection with two common stock purchase agreements). If The Mann Group exercises this right, the Company will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances. However, pursuant to a letter agreement entered into in August 2010, The Mann Group has agreed to not require the Company to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require the Company to use its working capital resources. The Mann Group entered into a subordination agreement with Deerfield pursuant to which The Mann Group agreed with Deerfield not to demand or accept any payment under The Mann Group Loan Arrangement until the Company’s payment obligations to Deerfield under the Facility Agreement have been satisfied in full. Subject to the foregoing, in the event of a default under The Mann Group Loan Arrangement, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under The Mann Group Loan Arrangement are unsecured. The Mann Group Loan Arrangement contains no financial covenants.

During the three months ended March 31, 2016, there were no additional borrowings under or amendments to The Mann Group Loan Arrangement.

In May 2015, the Company entered into a sublease agreement with the Alfred Mann Foundation for Scientific Research (the “Mann Foundation”), a California not-for-profit corporation. The lease is for approximately 12,500 square feet of office space in Valencia, California and expires in April 2017. The office space contains the Company’s principal executive offices. Lease payments to the Mann Foundation for the three months ended March 31, 2016 were $65,000 and there were no lease payments to the Mann Foundation for the three months ended March 31, 2015.

The Company has entered into indemnification agreements with each of its directors and executive officers, in addition to the indemnification provided for in its amended and restated certificate of incorporation and amended and restated bylaws (see Note 10 — Commitments and contingencies).

5. Senior convertible notes

Senior convertible notes consist of the following (in thousands):

	March 31, 2016	December 31, 2015
2018 notes
Principal amount	$27,690	$27,690
Unamortized premium	603	660
Unaccreted debt issuance costs	(675)	(737)

Net carrying amount	$27,618	$27,613

Issuance of new 5.75% Convertible Senior Subordinated Exchange Notes due 2018 in exchange for 2015 notes

On July 28, 2015, the Company entered into a privately-negotiated exchange agreement (the “Note Exchange Agreement”) with a select holder of the Company’s 5.75% Senior Convertible Notes due 2015 (the “2015 notes”), pursuant to which the Company agreed to issue $27.7 million aggregate principal amount of new 5.75% Convertible Senior Subordinated Exchange Notes due 2018 (the “2018 notes”) to such holder in exchange for the delivery to the Company of the same principal amount of 2015 notes. The 2018 notes were issued at the closing of the exchange on August 10, 2015. The Company analyzed this exchange under the provisions of ASC 470-50 and concluded that the exchange represents an extinguishment of the 2015 notes and a new issuance of 2018 notes and recorded such notes at fair value which resulted in a premium of $0.7 million.

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

The 2018 notes are convertible, at the option of the holder, at any time on or prior to the close of business on the business day immediately preceding the stated maturity date, into shares of the Company’s common stock at an initial conversion rate of 147.0859 shares per $1,000 principal amount of 2018 notes, which is equal to a conversion price of approximately $6.80 per share, the same conversion price as that of the 2015 notes on the date of exchange. The conversion rate is subject to adjustment under certain circumstances described in an indenture governing the 2018 notes dated August 10, 2015 with US Bank (as successor trustee to Wells Fargo, National Association), including in connection with a make-whole fundamental change. If certain fundamental changes occur, such as share price being over $4.82 on date of conversion, the Company will be obligated to pay a make-whole premium on any 2018 notes converted in connection with such fundamental change by increasing the conversion rate on such 2018 notes. In such instances, the amount of the fundamental change make-whole premium will be based on the Company’s common stock price and the effective date of the applicable fundamental change. The Company can force conversion at $6.80 or 747.1 thousand shares.

If the Company undergoes certain fundamental changes, except in certain circumstances, each holder of 2018 notes will have the option to require the Company to repurchase all or any portion of that holder’s 2018 notes. The fundamental change repurchase price will be 100% of the principal amount of the 2018 notes to be repurchased plus accrued and unpaid interest, if any.

On or after the date that is one year following the original issue date of the 2018 notes, the Company will have the right to redeem for cash all or part of the 2018 notes if the last reported sale price of its common stock exceeds 130% of the conversion price then in effect for 20 or more trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date of the redemption notice. The redemption price will equal the sum of 100% of the principal amount of the 2018 notes to be redeemed, plus accrued and unpaid interest. Under the terms of the indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the indenture, including the make-whole shares, is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the term of the 2018 notes under existing commitments. Applying the Company’s sequencing policy, the Company performed an analysis at the time of the offering of the 2018 notes and each reporting date since and has concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was sufficient to deliver the number of shares that could be required to be delivered during the term of the 2018 notes under existing commitments.

The 2018 notes provide that upon an acceleration of certain indebtedness, including the 9.75% Senior Convertible Notes due 2019 (the “2019 notes”) and the 8.75% Senior Convertible Notes due 2019 (the “Tranche B notes”) issued to Deerfield pursuant to the Facility Agreement (see Note 13 — Facility Agreement), the holders may elect to accelerate the Company’s repayment obligations under the notes if such acceleration is not cured, waived, rescinded or annulled. There can be no assurance that the holders would not choose to exercise these rights in the event such events were to occur.

The Company incurred approximately $0.8 million in issuance costs which are recorded as an offset to the 2018 notes in the accompanying condensed consolidated balance sheet. These costs are being accreted to interest expense using the effective interest method over the term of the 2018 notes.

Accretion of debt issuance expense in connection with the 2018 notes for the three months ended March 31, 2016 was $62,000. Amortization of 2018 notes premium for the three months ended March 31, 2016 was $57,000.

6. Collaboration arrangement

Sanofi License Agreement and Sanofi Supply Agreement

As disclosed in Note 1 under Basis of Presentation, the Company entered into a license and collaboration agreement with Sanofi which was terminated effective April 4, 2016. On April 5, 2016 the Company assumed responsibility for the worldwide development and commercialization of AFREZZA from Sanofi, in a transition designed to ensure that patients will not experience any interruption in their treatment. Under terms of the transition agreement, Sanofi will continue to fulfill orders for AFREZZA until such time as Sanofi’s inventory of usable product is depleted or until the Company provides Sanofi written notice requesting that Sanofi cease such activities, but in any event no later than October 1, 2016. As previously disclosed, worldwide profits and losses incurred by the Company and Sanofi that are specifically attributable or related to the development, regulatory filings, manufacturing, or commercialization of AFREZZA, are shared 65% by Sanofi and 35% by the Company until Sanofi Ceases to distribute AFREZZA.

The Company analyzed the agreements entered into with Sanofi to determine whether the consideration, or a portion thereof, could be recognized as revenue. Revenue is recognized when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collection is reasonably assured. In addition, revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price of each deliverable and the appropriate revenue recognition principles are applied to each unit.

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

In order for revenue to be recognized, the seller’s price to the buyer must be fixed and determinable. Given that as of March 31, 2016 the Company did not have the ability to estimate the amount of costs that would potentially be incurred under the loss share provision related to the Sanofi License Agreement and the Sanofi Supply Agreement, the Company believes this requirement for revenue recognition has not been met. As such, the Company did not recognize any revenue pursuant to the Sanofi License Agreement or the Sanofi Supply Agreement for the three months ended March 31, 2016. The Company has recorded the $150.0 million up-front payment and $50.0 million from milestone payments as deferred payments from collaboration. In addition, as of March 31, 2016 the Company has recorded $17.7 million in AFREZZA product shipments to Sanofi recorded as deferred product sales from collaboration and recorded $13.5 million as deferred product costs from collaboration. Deferred product costs represent the costs of product manufactured and shipped to Sanofi, not to exceed the amount of deferred product sales, for which recognition of revenue has been deferred. During the quarter ended March 31, 2016, the Company’s portion of the loss sharing was $5.5 million, which resulted in the reclassification from current deferred payments from collaboration to Sanofi loan facility and loss share obligation to reflect amounts owed to Sanofi.

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

The obligations of the Company under the Sanofi Loan Facility are guaranteed by the Company’s wholly-owned subsidiary, MannKind LLC, and are secured by a first priority security interest in certain insulin inventory located in the United States and any contractual rights and obligations pursuant to which the Company purchases or has purchased such insulin, and a second priority security interest in the Company’s assets that secure the Company’s obligations under the Facility Agreement, as amended. In addition, the Company granted to Sanofi, as additional security for the obligations under the Sanofi Loan Facility, a first priority mortgage on the Company’s facility in Valencia, California, which has a carrying value of $17.7 million as of March 31, 2016.

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

The outstanding principal of all loans under the Sanofi Loan Facility, if not prepaid, will become due and payable on September 23, 2024 unless accelerated pursuant to the terms of the Sanofi Loan Facility. Additionally, if the Company sells its Valencia facility, the Company is required to prepay the loans under the Sanofi Loan Facility from the net cash proceeds of the sale within five business days of receipt. The maturity date of September 23, 2024 for repayment of the outstanding principal amount of the loans under the Sanofi Loan Facility is not affected by the termination of the Sanofi License Agreement.

The Company’s total cumulative portion of the loss sharing, including interest, was $68.8 million, of which $63.5 million was borrowed under the Sanofi Loan Facility as of March 31, 2016. Subsequent to March 31, 2016, the Company borrowed $5.3 million under the Sanofi Loan Facility to finance the portion of the Company’s loss for the quarter ended March 31, 2016. The total amount owed to Sanofi is $68.8 million, which includes $2.8 million in paid-in-kind interest capitalized as principal.

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

7. Fair Value of Financial Instruments

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

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash. As of March 31, 2016 and December 31, 2015, the Company held $27.7 million and $59.1 million, respectively, of cash and cash equivalents, consisting primarily of money market funds of $26.0 million and $55.8 million, respectively, and the remaining in non-interest bearing checking accounts. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

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

2018 notes, facility financing obligation and Sanofi Loan Facility

The following is a summary of the carrying values and estimated fair values of the 2018 notes, the facility financing obligation (i.e., the 2019 notes and Tranche B notes), and the Sanofi Loan Facility (in millions):

	March 31, 2016		December 31, 2015
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
2018 notes	$27.6	$21.8	$27.6	$21.3
Facility financing obligation	$75.0	$79.4	$74.6	$78.4
Sanofi Loan Facility	$63.5	$48.2	$44.5	$36.5

2018 notes

The estimated fair value of the 2018 notes was calculated based on model-derived valuations whose inputs were observable, such as the Company’s stock price and yields on U.S. Treasury notes and actively traded bonds, and non-observable, such as the Company’s longer-term historical volatility, and estimated yields implied from any available market trades of the Company’s issued debt instruments. As there is no current active and observable market for the 2018 notes, the Company determined the estimated fair value using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash flows based on terms of the notes with market-based assumptions regarding risk-free rate, risk-adjusted yields (21%), stock price volatility (100%) and recent price quotes and trading information regarding Company issued debt instruments and shares of common stock into which the notes are convertible (Level 3 in the fair value hierarchy).

Facility Agreement

As discussed in Note 12 — Facility Agreement, in connection with the Facility Agreement, the Company issued 2019 notes and subsequently issued Tranche B notes (the “Facility Financing Obligation”). As there is no current observable market for the 2019 notes or Tranche B notes, the Company determined the estimated fair value using a bond valuation model based on a discounted cash flow methodology. The bond valuation model combined expected cash flows associated with principal repayment and interest based on the contractual terms of the debt agreement discounted to present value using a selected market discount rate. On March 31, 2016 the market discount rate was recalculated at 12.0% for the 2019 notes and 11% for the Tranche B notes, which reflected decline in the market price of benchmark U.S. Treasury securities as compared to prior measurement date (Level 3 in the fair value hierarchy).

In addition to the 2019 notes and Tranche B notes, the Company also issued certain rights to receive payments of up to $90.0 million upon occurrence of specified strategic and sales milestones (the “Milestone Rights”). These rights are not reflected in the facility financing obligation. The estimated fair value of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones discounted to present value using a selected market discount rate (Level 3 in the fair value hierarchy). The expected timing and probability of achieving the milestones, starting in 2014, was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate (14.5%) was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. As of March 31, 2016, the carrying value of the Milestone Rights is $8.9 million, classified as a long-term liability in other liabilities and the fair value is estimated at $17.7 million.

Sanofi Loan Facility

As discussed in Note 6 — the Sanofi Loan Facility, consists of a senior secured revolving promissory note and a guaranty and security agreement with an affiliate of Sanofi which provides the Company with a secured loan facility of up to $175.0 million to fund the Company’s share of net losses under the Sanofi License Agreement. The estimated fair value was determined using a discounted cash flow model in which time outstanding and discount rate were primary variables. This method considered the key elements of the contractual terms of the Sanofi Loan Facility, market-based estimated cost of capital, and time value of money, namely the amount of time to settlement and the estimated discount rate (11%) appropriate for the liability (Level 3 in the fair value hierarchy). As of March 31, 2016 the carrying value of the Sanofi Loan Facility is $63.5 million and the fair value is estimated at $48.2 million.

8. Accounting for stock-based compensation

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three months ended March 31,
	2016	2015
Stock-based compensation	$1,273	$2,003

During the three months ended March 31, 2016, the Company issued stock awards to employees with a four-year vesting schedule. The grant date fair value of the 2,364,200 restricted stock units and 4,920,267 stock options issued was $2,175,064 and $2,988,418, respectively, with a grant date fair value per share of $0.92 and $0.61, respectively.

As of March 31, 2016, there was $5.7 million and $7.4 million of unrecognized compensation cost related to options and restricted stock units, respectively, which are expected to be recognized over the remaining weighted average vesting period of 3.0 years.

9. Net loss per common share

Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period excluding the 9,000,000 shares loaned to Bank of America under a share lending arrangement for the period ended March 31, 2015. In the third quarter of 2015, the 9,000,000 shares loaned to Bank of America were returned and therefore do not impact the first quarter of 2016. Prior to the return of those shares, the borrowed shares were not considered outstanding for the purpose of computing and reporting basic or diluted loss per share because the share borrower had to return all borrowed shares to the Company (or, in certain circumstances, the cash value thereof).

Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying condensed consolidated statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes, are not included in the diluted net loss per share calculation and excluded the 9,000,000 shares of the Company’s common stock loaned under the share lending arrangement.

On February 8, 2016, all unexercised warrants related to the February 2012 public offering expired. The only remaining warrants outstanding relate to those issued to the Company’s placement agent in exchange for services related to the Company’s offering on November 9, 2015 for selected investment funds in Israel.

Potentially dilutive securities outstanding are summarized as follows (in shares):

	March 31,
	2016	2015
Exercise of common stock options	24,102,471	21,615,264
Vesting of restricted stock units	3,946,007	2,647,020
Exercise of common stock warrants	159,303	6,200,721
Conversion of senior convertible notes into common stock	4,072,809	14,708,590

	32,280,590	45,171,595

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of March 31, 2016, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. In accordance with ASC 450 Contingencies, the Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

Following the public announcement of Sanofies election to terminate the Sanofi License Agreement and the subsequent decline in the Company’s stock price, several complaints were filed in the U.S. District Court for the Central District of California (the “District Court”) against the Company and certain of its officers and directors on behalf of certain purchasers of its common stock. The complaints include claims asserted under Sections 10(b) and 20(a) of the Exchange Act and have been pled as putative shareholder class actions. In general, the complaints allege that the Company and certain of its officers and directors violated federal securities laws by making materially false and misleading statements regarding the prospects for AFREZZA, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages and other relief. On April 29, 2016, two putative shareholders filed a Joint Stipulation with the District Court seeking an order consolidating the actions for all purposes, appointing them co-lead plaintiffs, and approving their selection of lead counsel. The Company will vigorously defend against the claims advanced.

Following the public announcement of Sanofies election to terminate the Sanofi License Agreement and the subsequent decline in the Company’s stock price, two motions were submitted to the district court at Tel Aviv (Economic Department) for the certification of a class action against the Company and certain of its officers and directors. In general, the complaints allege that the Company and certain of its officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for AFREZZA, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. The Company will vigorously defend against the claims advanced.

On March 10, 2016, a shareholder derivative complaint, captioned Hoang Dao v. Matthew Pfeffer, et al., Case No. BC613361, was filed in the Superior Court for the State of California, County of Los Angeles against certain of the Company’s directors and officers. The complaint alleges breaches of fiduciary duties by the defendants and other violations of law. Among other allegations, the complaint alleges that the defendants caused the Company to make false and misleading statements or omissions of material fact regarding the Company’s business and the prospects for sales of Afrezza, thereby artificially inflating the price of the Company’s common stock. The plaintiff is seeking unspecified monetary damages and other relief, including reforms to the Company’s corporate governance and internal procedures. The Company has not yet been served with the complaint and summons in this matter.

Contingencies — In connection with the Facility Agreement, on July 1, 2013 the Company also entered into a Milestone Rights Purchase Agreement (the “Milestone Agreement”) with Deerfield Private Design Fund and Horizon Santé FLML SÁRL (collectively, the “Milestone Purchasers”), pursuant to which the Company sold the Milestone Purchasers the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an AFREZZA product in the United States and the achievement of specified net sales figures (see Note 12 – Facility Agreement).

Commitments — On July 31, 2014, the Company entered into a supply agreement (the “Insulin Supply Agreement”) with Amphastar France Pharmaceuticals S.A.S., a French corporation (“Amphastar”), pursuant to which Amphastar manufactures for and supplies to the Company certain quantities of recombinant human insulin for use in AFREZZA. Under the terms of the Insulin Supply Agreement, Amphastar is responsible for manufacturing the insulin in accordance with the Company’s specifications and agreed-upon quality standards. The Company has agreed to purchase annual minimum quantities of insulin for calendar years 2015 through 2019 under the Insulin Supply Agreement of an aggregate total of approximately €120.1 million, of which €98.5 million is remaining at March 31, 2016. The Company has contracted for the purchase of €28.8 million in 2016 and the remaining annual minimum quantities will be €23.3 million for the years ending December 31, 2017 through 2019. The Company may request to purchase additional quantities of insulin over such annual minimum quantities and will incur a cancellation fee of approximately $5.2 million if not purchased (see Note 2 — Summary of Significant accounting policies). Based on our purchase commitments outstanding in foreign currency at March 31. 2016, the Company incurred a loss on foreign currency exchange of $2.4 million for the quarter ended.

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

Under the terms of the Sanofi Supply Agreement, in the event that Sanofi terminates the Sanofi License Agreement for various reasons (including the reasons cited in its notice of termination to the Company), then upon written notice from the Company within 30 days following the termination date, Sanofi is obligated to purchase up to $50 million of the Company’s insulin inventory as a percentage of each lot received or receivable by the Company (the “Insulin Put”). On April 14, 2016, the Company provided Sanofi with written notice that it was exercising the Insulin Put. The Company and Sanofi are currently discussing the schedule of purchases and deliveries pursuant to the Insulin Put.

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

Accounting Standard Update 2015-17, Balance Sheet Classification of Deferred Taxes requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. As permitted by the standard, we adopted the new presentation and the adoption did not have an impact on our consolidated financial statements and disclosures.

12. Facility Agreement

As of March 31, 2016, there were $60.0 million principal amount of 2019 notes and $20.0 million principal amount of Tranche B notes outstanding. The 2019 notes accrue interest at annual rate of 9.75% and the Tranche B notes accrue interest at an annual rate of 8.75%. The Facility Agreement principal repayment schedule is comprised of annual payments beginning on July 1, 2016 and ending December 9, 2019. The repayment dates correspond to the dates on which the 2019 notes or Tranche B notes, as applicable, were issued.

In conjunction with the Facility Agreement, the Company entered into a Milestone Rights Agreement with Deerfield which requires the Company to make contingent payments to Deerfield, totaling up to $90.0 million, upon the Company achieving specified commercialization milestones. The Milestone Rights were initially recorded as a short-term liability equal to $3.2 million included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet and a long-term liability equal to $13.1 million included in other liabilities. As of March 31, 2016, the remaining liability balance of $8.9 million is classified as long-term liability in other liabilities.

Accretion of debt issuance cost and debt discount in connection with the Facility financing agreement during the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three months ended March 31, 2016	Three months ended March 31, 2015
Accretion expense- debt issuance cost	$9	$9
Accretion expense- debt discount	$419	$364

The Facility Agreement contains a financial covenant that requires the Company’s cash and cash equivalents, which include available borrowings under the Loan Arrangement, on the last day of each fiscal quarter to not be less than $25.0 million. The Company will need to raise additional capital to support its current operating plans. Due to the uncertainties related to maintaining sufficient resources to comply with the aforementioned covenant, the 2019 notes have been classified as current liabilities in the accompanying balance sheet as of March 31, 2016. In the event of non-compliance, Deerfield may declare all or any portion of the 2019 notes and/or Tranche B notes to be immediately due and payable.

13. Subsequent Events

On April 26, 2016, MannKind Corporation (the “Company”) entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with FBR Capital Markets & Co. (“FBR”), pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through FBR as its sales agent. The Company is not obligated to make any sales of common stock under the Sales Agreement.

The issuance and sale of the common stock by the Company under the Sales Agreement, if any, is subject to the continuing effectiveness of the Company’s registration statement on Form S-3 (File No. 333-210792), filed with the Securities and Exchange Commission on April 18, 2016 (the “Registration Statement”). The Registration Statement became effective on April 27, 2016.

FBR may sell the common stock by any method that is deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on or through The NASDAQ Global Market or to or through a market maker. FBR may also sell the common stock in negotiated transactions, subject to our approval. Subject to the terms and conditions of the Sales Agreement, FBR will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose).

Unless earlier terminated as provided below, the Sales Agreement will automatically terminate upon the earlier of (1) the sale of all common stock subject to the Sales Agreement and (2) April 26, 2019. The Sales Agreement may be terminated by the Company or FBR at any time upon 10 days’ notice to the other party, or by FBR at any time in certain circumstances, including the occurrence of a material adverse change in the Company.

The Company will pay FBR an aggregate commission rate equal to up to 3.0% of the gross proceeds of the sales price per share for common stock sold through FBR under the Sales Agreement. The Company has also provided FBR with customary indemnification rights and expense reimbursements for up to $25,000 of expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report that are not strictly historical in nature are “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A Risk Factors and elsewhere in this quarterly report on Form 10-Q. The preceding interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related notes for the year ended December 31, 2015 and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

As of March 31, 2016, we had an accumulated deficit of $2.9 billion and a stockholders’ deficit of $373.5 million. We have funded our operations primarily through the sale of equity securities and convertible debt securities, borrowings under the Facility Agreement, borrowings under The Mann Group Loan Arrangement, receipt of upfront and milestone payments under the Sanofi License Agreement and borrowings under the Sanofi Loan Facility to fund our portion of the loss share. As discussed below in “Liquidity and Capital Resources”, if we are unable to obtain additional funding, there will be substantial doubt about our ability to continue as a going concern.

During 2015 and the first quarter of 2016, all sales and marketing activities related to AFREZZA were conducted by Sanofi pursuant to the Sanofi License Agreement, and we were responsible for manufacturing AFREZZA to supply Sanofi’s demand for the product pursuant to the Sanofi Supply Agreement.

On January 4, 2016 we received notification from Sanofi of its election to terminate in its entirety the Sanofi License Agreement. Pursuant to a transition agreement with Sanofi, all rights to AFREZZA transferred back to us on April 4, 2016 (the “Termination Date”), after which we assumed responsibility for the worldwide development and commercialization of AFREZZA. The transition is designed to ensure that patients will not experience any interruption in their treatment. Under terms of the transition agreement, Sanofi will continue to fulfill orders for AFREZZA until such time as Sanofi’s inventory of usable product is depleted or until we provide Sanofi with written notice requesting that Sanofi cease such activities, but in any event no later than October 1, 2016.

Our business is subject to significant risks, including but not limited to our ability to successfully commercialize and manufacture sufficient quantities of AREZZA, our ability to successfully market and sell AFREZZA, and the risks inherent in our ongoing clinical trials and the regulatory approval process for our product candidates. Additional significant risks also include raising capital, the results of our research and development efforts, competition from other products and technologies and uncertainties associated with obtaining and enforcing patent rights.

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

PRODUCT MANUFACTURING EXPENSES

Product manufacturing expenses represent under-absorbed labor and overhead, foreign currency exchange impact, and inventory write-offs, which are expensed in the period in which they are incurred rather than as a portion of the inventory cost.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09 related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. We are assessing the potential impact of the new standards on our consolidated financial statements and have not yet selected a method of adoption.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. The adoption of this standard is not expected to have a material impact on our financial position. We are evaluating the impact the adoption of ASU 2016-02 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are evaluating the impact the adoption of ASU 2016-09 will have on our consolidated financial statements.

RESULTS OF OPERATIONS

Three months ended March 31, 2016 and 2015

Revenue

During the three months ended March 31, 2016 and 2015 we did not recognize any revenue. Due to the termination of the Sanofi License Agreement and based on our current operating plan, we expect to recognize, likely within 2016, $17.7 million as product sales from collaboration, $13.5 million as product costs from collaboration and income from collaboration related to upfront and milestone payments in excess of $100 million, which amounts are deferred as of March 31, 2016 due to the revenue recognition criteria not being met as of such date.

Research and Development Expenses

The following table provides a comparison of the research and development expense categories for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three months ended March 31,
	2016	2015	$ Change	% Change
Clinical	$2,465	$3,826	$(1,361)	(36%)
Manufacturing process development	1,519	3,405	(1,886)	(55%)
Research	642	1,403	(761)	(54%)
Research and development tax credit	(90)	(88)	(2)	2%
Stock-based compensation expense	594	831	(237)	(29%)

Research and development expenses	$5,130	$9,377	$(4,247)	(45%)

The decrease in research and development expenses of $4.2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a decrease of $1.9 million in manufacturing process development expenses and a $1.4 million decrease in clinical expenses as a result of the reduction in force and the closure of our Paramus, New Jersey facility in 2015. Research costs also decreased by $0.8 million compared to the same quarter of prior year due to lower research and development activities in the first quarter of 2016 and an up-front payment from Receptor Life Sciences in accordance with the license and collaboration agreement. Stock-based compensation declined by $0.2 million in 2016 compared to 2015 due to reduction in personnel in 2015.

We anticipate that our overall research and development expenses will decrease in 2016 compared to 2015 as a result of the restructuring in 2015 and due to the focus on the commercialization of AFREZZA for the remainder of 2016.

General and Administrative Expenses

The following table provides a comparison of the general and administrative expense categories for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three months ended March 31,
	2016	2015	$ Change	% Change
Salaries and employee related expenses	$2,193	$3,484	$(1,291)	(37%)
Professional fees and other general expenses	4,479	5,823	(1,344)	(23%)
Stock-based compensation expense	679	1,172	(493)	(42%)

General and administrative expenses	$7,351	$10,479	$(3,128)	(30%)

The decrease in general and administrative expenses of $3.1 million for the three months ended March 31, 2016 compared to the three months ended March 31 2015 was primarily due to a $1.3 million decrease in salaries and personnel related expenses due to the reduction in force and closure of our Paramus, New Jersey facility in 2015 and a $1.3 million reduction in professional fees primarily due to a $1.0 million decrease in strategic planning activities performed in the first quarter of 2016 as compared to the first quarter of 2016. Stock compensation decreased by $0.5 million due to our decrease in personnel in 2015, which impacted the first quarter of 2016.

We expect general and administrative expenses to remain relatively flat in 2016 as compared to 2015 from the effects of the reduction in force and the closure of our Paramus, New Jersey facility in 2015. However, we expect sales and marketing expenses will increase in 2016 as we commercialize Afrezza.

Product Manufacturing

Product manufacturing expenses, which cannot be capitalized, were $7.5 million for the three months ended March 31, 2016 compared to the $1.9 million for the three months ended March 31, 2015, associated with AFREZZA product sales. The $5.6 million increase in product manufacturing expenses is due to $3.2 million in under-absorbed labor and overhead resulting from a lack of manufacturing in the first quarter of 2016 when compared to the increase in manufacturing in the first quarter of 2015 and a loss on foreign currency exchange of $2.4 million. Product manufacturing expenses represent under absorbed labor and overhead, which are expensed in the period in which they are incurred rather than as a portion of the inventory cost.

Although the Sanofi License Agreement terminated in the second quarter of 2016, we expect our 2016 production of AFREZZA to be relatively consistent with production levels in 2015, primarily as a result of existing customer demand. With the exception of the inventory write-off, we expect product manufacturing expenses to remain relatively flat in 2016 compared to 2015.

Other Income (Expense)

Other income decreased by $1.3 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease for the three months ended March 31, 2016 is due to a non-recurring transaction of $1.4 million resulting from the relief of an accrual for potential expenses associated with the sale of intellectual property related to oncology in 2014, which was subsequently resolved without payment in the first quarter of 2015, offset by other income of $0.1 million for the three months ended March 31, 2016.

Interest Income and Expense

Interest expense decreased by $5.4 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease was primarily driven by a non-recurring 2015 milestone payment of $5.8 million resulting from the achievement and re-measurement of the second milestone under the Milestone Agreement in the first quarter of 2015 and a decrease of $1.7 million in interest resulting from the settlement of the 2015 notes in the third quarter of 2015. The decrease was offset by an increase of $1.1 million interest expense associated with the Sanofi Loan Facility, $0.4 million interest expense related to the 2018 notes, and $0.3 million interest expense related to deferred payments to a supplier in 2016 and a decrease of $0.3 million in capitalized interest in 2016.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations through the sale of equity securities and convertible debt securities, borrowings under The Mann Group Loan Arrangement, borrowings under the Facility Agreement with Deerfield, receipt of upfront, milestone payments under the Sanofi License Agreement, and borrowings under the Sanofi Loan Facility.

As of March 31, 2016, we had $220.7 million principal amount of outstanding debt, consisting of:

•	$27.7 million principal amount of 2018 notes bearing interest at 5.75% per annum and maturing on August 15, 2018;

•	$60.0 million principal amount of 2019 notes bearing interest at 9.75% per annum, $5.0 million of which is due and payable in July 2016, $15.0 million of which is due and payable in July 2017, $15.0 million of which is due and payable in July 2018 and $25.0 million of which is due and payable in July and December 2019;

•	$20.0 million principal amount of Tranche B notes bearing interest at 8.75% per annum, $5.0 million of which is due and payable in each of May 2017, 2018 and 2019, and $5.0 million of which is due and payable in December 2019;

•	$49.5 million principal amount of indebtedness under The Mann Group Loan Arrangement bearing interest at 5.84% and maturing and due on January 5, 2020; and

•	$63.5 million principal amount borrowed under the Sanofi Loan Facility to fund our share of net losses under the Sanofi License Agreement, bearing interest at a rate of 8.5% per annum, with accrued interest payable in-kind and compounded quarterly, and maturing and due on September 23, 2024.

As of March 31, 2016, the amount available for future borrowings under The Mann Group Loan Arrangement was $30.1 million. A portion of these available borrowings may be used to capitalize accrued interest into principal, upon mutual agreement of the parties, as it becomes due and payable. As of March 31, 2016, the accrued and unpaid interest under The Mann Group Loan Arrangement was $7.1 million.

As of March 31, 2016, all profits and losses from AFREZZA product sales by Sanofi or its affiliates after the Termination Date, if any, will continue to be shared 65% by Sanofi and 35% by us pursuant to the terms of the Sanofi License Agreement through no later than October 1, 2016. Our total share of the net losses are $68.8 million, classified as Sanofi loan facility and loss share obligation, of which $63.5 million has been borrowed under the Sanofi Loan Facility. Subsequent to March 31, 2016, we borrowed an additional $5.3 million under the Sanofi Loan Facility to finance our share of the net losses for the first quarter of 2016, which was reclassified from current deferred payments from collaboration to Sanofi loan facility and loss share obligation, for a total of $68.8 million, which includes $2.8 million in paid-in-kind interest capitalized as additional principal. We will be required to make mandatory prepayments on any outstanding loans under the Sanofi Loan Facility from our share of any profits under the Sanofi License Agreement. Additionally, if we sell our Valencia facility, which we no longer use as our corporate headquarters, we will be required to prepay the loans under the Sanofi Loan Facility from the net cash proceeds of the sale within five business days of receipt.

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

In August 2015, we issued $27.7 million aggregate principal amount of 2018 notes. The 2018 notes are general, unsecured, senior obligations, except that the 2018 notes are subordinated in right of payment to the outstanding notes issued pursuant to the Facility Agreement and our borrowings under the Sanofi Loan Facility. The 2018 notes rank equally in right of payment with our other unsecured senior debt. The 2018 notes bear interest at the rate of 5.75% per year on the principal amount, payable semiannually in arrears in cash on February 15 and August 15 of each year, beginning February 15, 2016, with interest accruing from August 15, 2015. The 2018 notes mature on August 15, 2018.

On July 31, 2014, we entered into the Insulin Supply Agreement, pursuant to which we agreed to purchase certain annual minimum quantities of insulin for calendar years 2015 through 2019, for an aggregate total purchase price of approximately €120.1 million, of which €98.5 million is remaining at March 31, 2016. We have contracted for the purchase of €28.8 million in 2016 and the remaining annual minimum quantities will be €23.3 million for the years ended December 31, 2017 through 2019. Unless earlier terminated, the term of the Insulin Supply Agreement expires on December 31, 2019 and can be renewed for additional, successive two year terms upon 12 months’ written notice, given prior to the end of the initial term or any additional two year term. We and Amphastar each have normal and customary termination rights, including termination for material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy or insolvency of the other party. In addition, we may terminate the Insulin Supply Agreement upon two years’ prior written notice to Amphastar without cause or upon 30 days’ prior written notice to Amphastar if a controlling regulatory authority withdraws approval for AFREZZA, provided, however, in the event of a termination pursuant to either of the latter two scenarios, the provisions of the Insulin Supply Agreement require us to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination. Under the terms of the Sanofi Supply Agreement, in the event that Sanofi terminates the Sanofi License Agreement for various reasons (including the reasons cited in its notice of termination to the Company), then upon written notice from the Company within 30 days following the termination date, Sanofi is obligated to purchase up to $50 million of the Company’s insulin inventory as a percentage of each lot received or receivable by the Company (the “Insulin Put”). On April 14, 2016, the Company provided Sanofi with written notice that it was exercising the Insulin Put. The Company and Sanofi are currently discussing the schedule of purchases and deliveries pursuant to the Insulin Put.

Pursuant to the Sanofi License Agreement, we received milestone payments of $50.0 million in the first quarter of 2015 upon satisfaction of certain manufacturing milestones specified in the Sanofi License Agreement. As a result of the termination of the Sanofi License Agreement, we will not receive any additional milestone payments from Sanofi under the agreement.

During the three months ended March 31, 2016, we used $30.8 million of cash for our operating activities as a result of our net loss of $24.9 million, adjusted by non-cash charges of $6.5 million and a net decrease in assets and liabilities of $12.4 million. The non-cash charges included $2.3 million of depreciation and accretion and stock-based compensation, a $2.4 million loss on foreign currency exchange, $1.2 million in interest accrued through borrowings under Sanofi Loan Facility, and $0.7 million of impairment charges. The change in net assets and liabilities was predominately due to the net decrease in accounts payable of $15.0 million offset by a decrease in prepaids and other current assets at March 31, 2016 compared to December 31, 2015.

During the three months ended March 31, 2015 cash provided by operations was $3.0 million as a result of our net loss of $30.7 million, adjusted by non-cash charges of $5.0 million and a net increase in assets and liabilities of $28.7 million. The non-cash charges included $5.0 million of depreciation and accretion and stock-based compensation. The change in net assets and liabilities was predominately due to a $50.0 million decrease in milestone receivable from Sanofi, earned as of December 31, 2014 and received in the first quarter 2015, offset by $5.8 million in interest expense associated with the achievement and payment of the second milestone to Deerfield for product launch on February 3, 2015 and decreases in accrued expenses primarily due to the $4.9 million inventory payment to Amphastar and a $2.9 million interest payment related to the 2015 notes.

We used $1.1 million of cash for investing activities during the three months ended March 31, 2016, compared to $4.2 million of cash for investing activities during the three months ended March 31, 2015. The $3.1 million decrease was due to a decrease in purchase of machinery and equipment in 2016 compared to 2015.

Our financing activities provided $0.5 million of cash for the three months ended March 31, 2016 from exercises of stock options, compared to $1.2 million for the three months ended March 31, 2015 from $6.2 million in warrant exercises and $4.2 million in stock option exercises, offset by a $4.2 million outflow associated with the achievement and payment of the second milestone to Deerfield for product launch on February 3, 2015 and a $0.8 million payment for employment taxes related to vested restricted stock units.

As of March 31, 2016, we had $27.7 million in cash and cash equivalents. We expect to expend our capital resources for the manufacturing, sales and marketing of AFREZZA subsequent to the termination with Sanofi and to develop our other product candidates. We also intend to use our capital resources for general corporate purposes.

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

As of March 31, 2016, we did not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Due to the fixed interest rates of our debt, we currently do not have exposure to changes in our interest expense as a result of changes in interest rates. The interest rate on amounts borrowed under The Mann Group Loan Arrangement for the three months ended March 31, 2015 was a fixed rate equal to 5.84%. As of March 31, 2016, the total principal amount outstanding under The Mann Group Loan Arrangement was $49.5 million. We also have debt related to the 2018 notes at a fixed interest rate of 5.75%, debt related to the 2019 notes at a fixed interest rate of 9.75%, and debt related to the Tranche B notes at a fixed interest rate of 8.75%.

Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments are entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America.

If a change in interest rates equal to 10% of the interest rates on March 31, 2016 were to have occurred, this change would not have had a material effect on the value of our short-term investment portfolio or on our interest expense obligations with respect to outstanding borrowed amounts.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our supply agreement with Amphastar. Such obligations are denominated in euros. At the end of each reporting period, these liabilities, if any, are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We have not entered into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks, but may enter into foreign currency hedging transactions in the future. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. During the three months ended March 31, 2016, we did not purchase any inventory and for the year ended December 31, 2016 we are required to purchase the minimum quarterly supply purchases of insulin contemplated under our supply agreement with Amphastar. If a change in the U.S. dollar to euro exchange rate equal to 10% of the U.S. dollar to euro exchange rate on March 31, 2016 were to have occurred on March 31, 2016, this change would have resulted in a foreign currency impact to our pre-tax losses of approximately $11.2 million.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, we concluded that our disclosure controls and procedures were not effective as of December 31, 2015 based on the material weakness identified. We did not maintain sufficient internal control over financial reporting due to the lack of operating effectiveness of our controls over the impairment testing that we performed in accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets and ASC 330-10, Inventories, as of December 31, 2015. Specifically, our review controls did not operate at a sufficient level of precision to identify certain errors, which management has determined constituted a material weakness.

Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. Although progress has been made through March 31, 2016 to remediate the material weakness discussed above, these enhanced controls have not yet been fully implemented or operating for a sufficient period of time to conclude they are operating effectively and we continue to improve our internal control processes, therefore the material weakness continues to exist.

Based on management’s assessment, including consideration of the control deficiencies discussed above, management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline of the price of our common stock, several complaints were filed in the U.S. District Court for the Central District of California against us and certain of our officers and directors on behalf of certain purchasers of our common stock. The complaints include claims asserted under Sections 10(b) and 20(a) of the Exchange Act and have been pled as putative shareholder class actions. In general, the complaints allege that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding the prospects for AFREZZA, thereby artificially inflating the price of our common stock. The plaintiffs are seeking monetary damages and other relief. We expect the complaints to be transferred to a single court and consolidated for all purposes, following which the court would be expected to appoint a lead plaintiff and lead counsel and to order the lead plaintiff to file a consolidated complaint. We will vigorously defend against the claims advanced.

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline of the price of our common stock, two motions were submitted to the District Court at Tel Aviv (Economic Department) for the certification of a class action against us and certain of our officers and directors. In general, the complaints allege that we and certain of our officers and directors violated Israeli and US securities laws by making materially false and misleading statements regarding the prospects for AFREZZA, thereby artificially inflating the price of our common stock. The plaintiffs are seeking monetary damages. We will vigorously defend against the claims advanced.

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

On April 5, 2016, we assumed responsibility for the worldwide development and commercialization of AFREZZA from Sanofi and expect to begin distributing AFREZZA in the third quarter of 2016. Until that time, Sanofi will continue to distribute AFREZZA from its existing inventory of product, and all profits and losses from AFREZZA product sales by Sanofi or its affiliates will continue to be shared 65% by Sanofi and 35% by us pursuant to the terms of the Sanofi License Agreement. We intend to continue the development and commercialization of AFREZZA in the United States on our own and to seek regional partnerships for the development and commercialization of AFREZZA in foreign jurisdictions where there are appropriate commercial opportunities. If we fail to commercialize AFREZZA successfully, our business, financial condition and results of operations will be materially and adversely affected.

We may not be able to successfully develop and commercialize AFREZZA on our own in the United States or find regional partnerships for the development and commercialization of AFREZZA in foreign jurisdictions. The commercialization and development of AFREZZA will require substantial capital that we may not be able to obtain.*

Following the termination of the Sanofi License Agreement, we have assumed responsibility for commercializing and developing AFREZZA in the United States. We have no experience with commercializing AFREZZA and may not have sufficient resources to undertake and maintain such activities on our own. In order to commercialize AFREZZA in the United States, we will need to continue to build our commercialization capabilities, including sales and marketing capabilities, through hiring our own personnel or subcontracting to a commercial sales organization, or a combination of these. The market for skilled commercial personnel is highly competitive, and we may not be able to find and hire all of the personnel we need on a timely basis. We may engage in sales and marketing activities by subcontracting with a skilled commercial sales organization, though there are risks regarding whether a subcontractor will provide the level of effort and attention to AFREZZA necessary for successful commercialization. We are also responsible for negotiating and securing coverage and reimbursement for AFREZZA. If we are unable to obtain coverage of, and adequate payment levels for AFREZZA, physicians may limit how much or under what circumstances they will prescribe or administer AFREZZA and patients may decline to purchase AFREZZA, which would have an adverse effect on our ability to generate revenues. Building the internal infrastructure to further develop and commercialize AFREZZA will be costly and time-consuming, and may be distracting to management, and we may not be successful in our efforts or successful in obtaining financing to support those efforts.

As a result of the termination of the Sanofi License Agreement, we are also responsible for the NDA for AFREZZA and its maintenance. We have no experience with the maintenance of an NDA and may fail to comply with maintenance requirements, including timely submitting required reports. Furthermore, we are responsible for the conduct of ongoing or still required post-approval trials of AFREZZA. Our financial and other resource constraints may result in delays or adversely impact the reliability and completion of these trials.

We also intend to seek regional partnerships for the development and commercialization of AFREZZA in foreign jurisdictions where there are appropriate commercial opportunities. It may be difficult to find a new collaboration partner that is willing to devote the time and resources necessary to successfully commercialize AFREZZA. Collaborations with third parties may require us to relinquish material rights, including revenue from commercialization, on terms that are less attractive than our previous collaboration with Sanofi or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We may also face significant competition in seeking collaboration partners, especially in the current market, and may not be able to find a suitable collaboration partner in a timely manner on acceptable terms, or at all. Any of these factors could cause delay or prevent the successful commercialization of AFREZZA and could have a material and adverse impact on our business, financial condition and results of operations and the market price of our common stock and other securities could decline.

Our ability to successfully continue the development and commercialization of AFREZZA is also dependent upon the successful transition of AFREZZA to us from Sanofi. We and Sanofi are required to use diligent efforts to facilitate the smooth and orderly transition of relevant obligations and rights to us with respect to development and commercialization activities related to AFREZZA. During the transition period, we will be dependent on Sanofi to perform certain activities related to AFREZZA, which subjects us to a number of risks, including:

•	Sanofi may not perform as expected and we are not be able to control the amount and timing of resources that Sanofi devotes to the transition;

•	there may be disputes between us and Sanofi that may result in the delay of the achievement of regulatory and commercial objectives, or costly litigation or arbitration that diverts our management’s attention and resources;

•	the manner in which Sanofi effects the transition could adversely impact the development of or sales of AFREZZA and failure to comply with applicable regulatory guidelines could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production and refusal to approve any new drug applications;

•	business combinations or significant changes in Sanofi’s business strategy or failure to apply financial and other resources to the transition may also adversely affect Sanofi’s ability to perform its obligations; and

•	Sanofi may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation.

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

We have a history of operating losses, we expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

We have never been profitable or generated positive cash flow from cumulative operations to date. Historically, we have reported negative cash flow from operations other than for the nine months ended September 30, 2014, for the year ended December 31, 2014, and for the three months ended March 31, 2015 as a result of our receipt of an upfront payment and milestone payments from Sanofi. As of March 31, 2016, we had an accumulated deficit of $2.9 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of AFREZZA. In connection with our quarterly assessment of impairment indicators and inventory valuation for the quarter ended December 31, 2015, we identified an impairment of our long-lived assets which resulted in charges of $140.4 million in such quarter. In addition, we have agreed to purchase annual minimum quantities of insulin for calendar years 2015 through 2019 under the Insulin Supply Agreement with Amphastar in the aggregate of approximately €120.1 million, of which €98.5 million is remaining at March 31, 2016. We are obligated to purchase €28.8 million in 2016 and the remaining annual minimum quantities will be €23.3 million for the years ending December 31, 2017 through 2019. We may not have the necessary capital resources on hand in order to service this contractual commitment.

Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of March 31, 2016, we had stockholders’ deficit of $373.5 million. Our ability to achieve and sustain positive cash flow from operations and profitability depends heavily upon successfully commercializing AFREZZA, and we cannot be sure when, if ever, we will generate positive cash flow from operations or become profitable.

We will need to raise additional capital to fund our operations, and our inability to do so could raise substantial doubt about our ability to continue as a going concern.*

We will need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities including the commercialization of AFREZZA and the development of other product candidates and to avoid defaulting under the covenant in the Facility Agreement with Deerfield, which requires us to maintain at least $25.0 million in cash and cash equivalents or available borrowings under The Mann Group Loan Arrangement as of the last day of each fiscal quarter. It may be difficult for us to raise additional funds on favorable terms, or at all. As of March 31, 2016, we had stockholders’ deficit of $373.5 million, which may raise concerns about our solvency and affect our ability to raise additional capital. The extent of our additional funding requirements will depend on a number of factors, including:

•	the degree to which AFREZZA is commercially successful;

•	the degree to which we are able to generate revenue from our Technosphere drug delivery platform;

•	the costs of developing and commercializing AFREZZA on our own in the United States, including the costs of building our commercialization capabilities;

•	the costs of finding regional collaboration partners for the development and commercialization of AFREZZA in foreign jurisdictions;

•	the demand by any or all of the holders of the 2018 notes, the 2019 notes, and the Tranche B notes to require us to repay or repurchase such debt securities if and when required;

•	our ability to repay or refinance existing indebtedness, and the extent to which the 2018 notes or any other convertible debt securities we may issue are converted into or exchanged for shares of our common stock;

•	the rate of progress and costs of our clinical studies and research and development activities;

•	the costs of procuring raw materials and operating our manufacturing facilities;

•	our obligation to make milestone payments pursuant to the Milestone Rights issued to the Milestone Purchasers and pursuant to the Milestone Rights Purchase Agreement dated July 1, 2013 (the “Milestone Agreement”);

•	our obligation to bear our share of net losses, if any, if Sanofi makes any product sales under the Sanofi License Agreement after the Termination Date;

•	our success in establishing strategic business collaborations or other sales or licensing of assets, and the timing and amount of any payments we might receive from any such transactions;

•	actions taken by the FDA and other regulatory authorities affecting AFREZZA and our product candidates and competitive products;

•	the emergence of competing technologies and products and other market developments;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;

•	the level of our legal and litigation expenses; and

•	the costs of discontinuing projects and technologies, and/or decommissioning existing facilities, if we undertake any such activities.

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

We have a substantial amount of debt pursuant to the 2018 notes, 2019 notes, Tranche B notes, The Mann Group Loan Arrangement and the Sanofi Loan Facility, and we may incur additional indebtedness under The Mann Group Loan Arrangement and the Sanofi Loan Facility and we may be unable to make required payments of interest and principal as they become due.*

As of March 31, 2016, we had $220.7 million principal amount of outstanding debt, consisting of:

•	$27.7 million principal amount of 2018 notes bearing interest at 5.75% per annum and maturing on August 15, 2018;

•	$60.0 million principal amount of 2019 notes bearing interest at 9.75% per annum, $5.0 million of which is due and payable in July 2016, $15.0 million of which is due and payable in July 2017, $15.0 million of which is due and payable in July 2018 and $25.0 million of which is due and payable in July and December 2019;

•	$20.0 million principal amount of Tranche B notes bearing interest at 8.75% per annum, $5.0 million of which is due and payable in each of May 2017, 2018 and 2019, the balance of which is due and payable in December 2019;

•	$49.5 million principal amount of indebtedness under The Mann Group Loan Arrangement, bearing interest at 5.84% and maturing and due on January 5, 2020; and

•	$63.5 million principal amount borrowed under the Sanofi Loan Facility to fund our share of net losses under the Sanofi License Agreement, bearing interest at a rate of 8.5% per annum, with accrued interest payable in-kind and compounded quarterly, and maturing and due on September 23, 2024.

We may borrow an additional $30.1 million under The Mann Group Loan Arrangement. The available borrowings may be used to capitalize accrued interest into principal upon mutual agreement of the parties, as accrued interest becomes due and payable under The Mann Group Loan Arrangement. As of March 31, 2016 the accrued and unpaid interest under The Mann Group Loan Arrangement was $7.1 million.

All profits and losses from AFREZZA product sales by Sanofi or its affiliates, if any, will continue to be shared 65% by Sanofi and 35% by us pursuant to the terms of the Sanofi License Agreement, and we may borrow up to an aggregate of $175.0 million pursuant to the Sanofi Loan Facility to fund our share of net losses from AFREZZA product sales by Sanofi or its affiliates. Our total share of the net losses are $68.8 million as of March 31, 2016, classified as Sanofi loan facility and loss share obligation, and such amount has been borrowed under the Sanofi Loan Facility as of March 31, 2016.

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the terms of our indebtedness when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2018 notes, or certain Major Transactions as defined in the Facility Agreement in respect of the 2019 notes and the Tranche B notes, the holders of the respective debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. The 2018 notes bear interest at the rate of 5.75% per year on the outstanding principal amount, payable in cash semiannually in arrears on February 15 and August 15 of each year. The 2019 notes bear interest at the rate of 9.75% per year on the outstanding principal amount and the Tranche B notes bear interest at the rate of 8.75% on the outstanding principal amount, with accrued interest on each payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. Loans under the Sanofi Loan Facility bear interest at a rate of 8.5% per annum, paid-in-kind on a quarterly basis (2.06% per quarter compounded). Loans under The Mann Group Loan Arrangement accrue interest at a rate of 5.84% per annum, due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as we and The Mann Group mutually agree. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2018 notes, 2019 notes, Tranche B notes, or on the loans under the Sanofi Loan Facility, or if we fail to repay or repurchase the 2018 notes, 2019 notes, Tranche B notes, or the loans under The Mann Group Loan Arrangement Sanofi Loan Facility when required, we will be in default under the instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

The Facility Agreement includes customary representations, warranties and covenants by us, including restrictions on our ability to incur additional indebtedness, grant certain liens, engage in certain mergers and acquisitions, make certain distributions and make certain voluntary prepayments. Events of default under the Facility Agreement include: our failure to timely make payments due under the 2019 notes or the Tranche B notes; inaccuracies in our representations and warranties to Deerfield; our failure to comply with any of our covenants under any of the Facility Agreement, Milestone Agreement or certain other related security agreements and documents entered into in connection with the Facility Agreement, subject to a cure period with respect to most covenants; our insolvency or the occurrence of certain bankruptcy-related events; certain judgments against us; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on our business; the acceleration of a specified amount of our indebtedness; our cash and cash equivalents, including amounts available to us under The Mann Group Loan Arrangement, falling below $25.0 million as of the last day of any fiscal quarter. If we fail to timely pay accrued interest under The Mann Group Loan Arrangement when required, we will be in default under The Mann Group Loan Arrangement. During any such time as an event of default is continuing under The Mann Group Loan Arrangement, The Mann Group will not be obligated to make additional borrowings available to us. If an event of default is continuing under The Mann Group Loan Arrangement as of the last day of a fiscal quarter, we may be in breach of the financial covenant under the Facility Agreement that requires us to maintain cash and cash equivalents (including available borrowings under The Mann Group Loan Arrangement) of at least $25.0 million if our other cash and cash equivalents on hand do not equal or exceed $25.0 million. If one or more events of default under the Facility Agreement occurs and continues beyond any applicable cure period, the holders of the 2019 notes and Tranche B notes may declare all or any portion of the 2019 notes and Tranche B notes to be immediately due and payable. The Milestone Agreement includes customary representations and warranties and covenants by us, including restrictions on transfers of intellectual property related to AFREZZA. The milestones are subject to acceleration in the event we transfer our intellectual property related to AFREZZA in violation of the terms of the Milestone Agreement.

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

Continued testing of AFREZZA or our product candidates may not yield successful results, and even if it does, we may still be unable to commercialize our product candidates.*

Forecasts about the effects of the use of drugs, including AFREZZA, over terms longer than the clinical studies or in much larger populations may not be consistent with the earlier clinical results. For example, with the approval of AFREZZA, the FDA has required a five-year, randomized, controlled trial in 8,000 – 10,000 patients with type 2 diabetes, the primary objective of which is to compare the incidence of pulmonary malignancy observed with AFREZZA to that observed in a standard of care control group. If long-term use of a drug results in adverse health effects or reduced efficacy or both, the FDA or other regulatory agencies may terminate our or any future marketing partner’s ability to market and sell the drug, may narrow the approved indications for use or otherwise require restrictive product labeling or marketing, or may require further clinical studies, which may be time-consuming and expensive and may not produce favorable results.

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

If our suppliers fail to deliver materials and services needed for the production of AFREZZA in a timely and sufficient manner, if they fail to comply with applicable regulations, or if we fail to identify and qualify alternative suppliers, our business, financial condition and results of operations would be harmed and the market price of our common stock and other securities could decline.*

For the commercial manufacture of AFREZZA, we need access to sufficient, reliable and affordable supplies of insulin, our AFREZZA inhaler, the related cartridges and other materials. Currently, the only approved source of insulin for AFREZZA is manufactured by Amphastar and the only source of our proprietary inert excipient, FDKP (fumaryl diketopiperazine), which is the primary component of our Technosphere technology platform, is manufactured by Lonza. We must rely on our suppliers, including Amphastar, to comply with relevant regulatory and other legal requirements, including the production of insulin and FDKP in accordance with the FDA’s cGMPs for drug products, and the production of the AFREZZA inhaler and related cartridges in accordance with QSRs. The supply of any of these materials may be limited or any of the manufacturers may not meet relevant regulatory requirements, and if we are unable to obtain any of these materials in sufficient amounts, in a timely manner and at reasonable prices, or if we encounter delays or difficulties in our relationships with manufacturers or suppliers, the production of AFREZZA may be delayed. Likewise, if Amphastar or Lonza ceases to manufacture or is otherwise unable to deliver insulin for AFREZZA or FDKP, respectively, we will need to locate an alternative source of supply and the production of AFREZZA may be delayed. If any of our suppliers is unwilling or unable to meet its supply obligations and we are unable to secure an alternative supply source in a timely manner and on favorable terms, our business, financial condition, and results of operations may be harmed and the market price of our common stock and other securities may decline.

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

Any of these factors could cause us to delay or suspend production, could entail higher costs and may result in our being unable to obtain sufficient quantities for the commercialization of AFREZZA at the costs that we currently anticipate. Furthermore, if we or a third-party manufacturer fail to deliver the required commercial quantities of the product or any raw material on a timely basis, and at commercially reasonable prices, sustainable compliance and acceptable quality, and we were unable to promptly find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volume and quality on a timely basis, we would likely be unable to meet demand for AFREZZA and we would lose potential revenues.

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

The degree of market acceptance of AFREZZA and other products that we may develop in the future depends on many factors, including the:

•	approved labeling claims;

•	effectiveness of efforts by us or any future marketing partner to educate physicians about the benefits and advantages of AFREZZA or our other products and to provide adequate support for them, and the perceived advantages and disadvantages of competitive products;

•	willingness of the healthcare community and patients to adopt new technologies;

•	ability to manufacture the product in sufficient quantities with acceptable quality and cost;

•	perception of patients and the healthcare community, including third-party payors, regarding the safety, efficacy and benefits compared to competing products or therapies;

•	convenience and ease of administration relative to existing treatment methods;

•	coverage and pricing and reimbursement relative to other treatment therapeutics and methods; and

•	marketing and distribution support.

Because of these and other factors, AFREZZA and any other product that we get approved may not gain market acceptance, which would materially harm our business, financial condition and results of operations.

If third-party payors do not cover AFREZZA or any of our product candidates for which we receive regulatory approval, AFREZZA or such product candidates might not be prescribed, used or purchased, which would adversely affect our revenues.*

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of governments and third-party payors to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets the pricing of prescription pharmaceuticals is subject to governmental control. In the United States, there has been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private payors for healthcare goods and services may take in response to any drug pricing and reimbursement reform proposals or legislation. Such reforms may limit our ability to generate revenues from sales of AFREZZA or other products that we may develop in the future and achieve profitability. Further, to the extent that such reforms have a material adverse effect on the business, financial condition and profitability of any future marketing partner for AFREZZA, and companies that are prospective collaborators for our product candidates, our ability to commercialize AFREZZA and our product candidates under development may be adversely affected.

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

If we or any future marketing partner is unable to obtain coverage of, and adequate payment levels for, AFREZZA or any of our other product candidates that receive marketing approval from third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our and any future marketing partner’s ability to successfully commercialize AFREZZA and our ability to successfully commercialize any of our other product candidates that receives regulatory approval and impact our profitability, results of operations, financial condition, and prospects.

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

If we or any future marketing partner fails to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.*

As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations, including those pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. For example, we could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, among others:

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

Our suppliers are subject to FDA inspection.*

We depend on suppliers for insulin and other materials that comprise AFREZZA, including our AFREZZA inhaler and cartridges. Each supplier must comply with relevant regulatory requirements and is subject to inspection by the FDA. Although we conduct our own inspections and review and/or approve investigations of each supplier, there can be no assurance that the FDA, upon inspection, would find that the supplier substantially complies with the QSR or cGMP requirements, where applicable. If we or any potential third-party manufacturer or supplier fails to comply with these requirements or comparable requirements in foreign countries, regulatory authorities may subject us to regulatory action, including criminal prosecutions, fines and suspension of the manufacture of our products.

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

Moreover, the term of a patent is limited and, as a result, the patents protecting our products expire at various dates. For example, some patents providing protection for AFREZZA inhalation powder have terms extending into 2020, 2026, 2028, 2029, and 2030. In addition, patents providing protection for our inhaler and cartridges have terms extending into 2023, 2031 and 2032, and we have method of treatment claims that extend into 2026 and 2029. As and when these different patents expire, AFREZZA could become subject to increased competition. As a consequence, we may not be able to recover our development costs.

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

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. We therefore cannot be certain that we or our licensors were the first to make the invention claimed in our owned and licensed patents or pending applications, or that we or our licensor were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, in the United States prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act, or the Leahy-Smith Act, enacted on September 16, 2011, the United States has moved to a first to file system. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and may also affect patent litigation. The effects of these changes are currently unclear as the United States Patent and Trademark Office, or USPTO, must still implement various regulations, the courts have yet to address any of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. In general, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

RISKS RELATED TO OUR COMMON STOCK

We may not be able to generate sufficient cash to service all of our indebtedness. We may be forced to take other actions to satisfy our obligations under our indebtedness or we may experience a financial failure.*

Our ability to make scheduled payments on or to refinance our debt obligations will depend on our financial and operating performance, which is subject to the commercial success of AFREZZA, the extent to which we are able to successfully develop and commercialize our Technosphere drug delivery platform and any other product candidates that we develop, prevailing economic and competitive conditions, and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations when due.

Future sales of shares of our common stock in the public market, or the perception that such sales may occur, may depress our stock price and adversely impact the market price of our common stock and other securities.*

If our existing stockholders or their distributees sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the market price of our common stock and the market price of our other securities. Any such sales of our common stock in the public market may affect the price of our common stock or the market price of our other securities.

In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for: issuance upon the exercise of stock options and the vesting of restricted stock unit awards; the purchase of shares of common stock under our employee stock purchase program; and the issuance of shares upon exchange or conversion of the 2018 notes or any other convertible debt we may issue. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance or sale of substantial amounts of common stock, or the perception that such issuances or sales may occur, could adversely affect the market price of our common stock and other securities.

As a result of the death of Alfred E. Mann, our founder and former largest stockholder, the stock that he previously controlled is currently controlled by various trusts, and we cannot assure you of the manner in which the trustees will manage the holdings.*

At March 31, 2016, the estate of Alfred E. Mann beneficially owned approximately 35.7% of our outstanding shares of capital stock, including shares held in the Alfred E. Mann Living Trust, Mann Group LLC, Mannco LLC, Biomed Partners, LLC and Biomed Partners II, LLC (collectively, the “Mann Affiliated Entities”).

Mr. Mann passed away on February 25, 2016. All of the shares beneficially owned by Mr. Mann in the Alfred E. Mann Living Trust, The Mann Group LLC and Mannco LLC are controlled by a trust during the period of administration of Mr. Mann’s estate. The trustees of the administrative trust are Mr. Mann’s wife and two other trustees. The trustees have the power to sell the shares or deal with them as an owner. Relatives and other individuals may receive bequests of shares under Mr. Mann’s trust. The residuary beneficiary of the trust is the Alfred E. Mann Family Foundation, a charitable organization under section 501(c)(3) of the Internal Revenue Code that is a private foundation under section 509 of the Code. The same three trustees control the Alfred E. Mann Family Foundation. The Alfred E. Mann Family Foundation will have the power to sell the shares or deal with them as an owner. If not sold by the trust, the shares owned by the trust may be distributed to one or more of the individual or charitable beneficiaries of the trust.

The managing members of Biomed Partners, LLC and Biomed Partners II, LLC are now controlled by trusts for which the same individuals described above are the trustees. Biomed Partners, LLC and Biomed Partners II, LLC will have the power to sell the shares or deal with them as an owner.

We have been informed by the trustees for the Mann Affiliated Entities that the trustees may seek to dispose of some or all of the shares beneficially owned by the Mann Affiliated Entities, pursuant to one or more trading plans under Rule 10b5-1 of the Exchange Act or otherwise. Although at this time we are not aware of any definitive decision by the trustees relating to the holding or disposition of the shares held by the Mann Affiliated Entities, any sales of our common stock by the Mann Affiliated Entities, or the perception that such sales may occur, including the entry into any such trading plans, could have a material adverse effect on the trading price of our common stock and could make it more difficult for us to raise capital through the sale of our common stock or securities convertible into or exercisable for our common stock, which could have a material adverse effect on our business and financial condition.

Our stock price is volatile and may affect the market price of our common stock and other securities.*

Since January 1, 2013, our closing stock price as reported on The NASDAQ Global Market has ranged from $0.66 to $10.96. The trading price of our common stock is likely to continue to be volatile. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:

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

If we fail to continue to meet all applicable listing requirements, our common stock may be delisted from The NASDAQ Global Market, which could have an adverse impact on the liquidity and market price of our common stock.*

Our common stock is currently listed on The NASDAQ Global Market, which has qualitative and quantitative listing criteria. If we are unable to meet any of the NASDAQ listing requirements in the future, including, for example, if the closing bid price for our common stock falls below $1.00 per share for 30 consecutive trading days, NASDAQ could determine to delist our common stock, which could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. A delisting of our common stock could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence in our company.

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

As of May 2, 2016, we had 429,161,347 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise the issuance of additional shares of our common stock upon the exchange or conversion of some or all of our 2018 notes or upon the exercise of outstanding warrants, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes and warrants may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

We have a limited number of unreserved shares available for future issuance, which may impair our ability to conduct future financing and other transactions.*

Our amended and restated certificate of incorporation currently authorizes us to issue up to 550,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of May 2, 2016, we had a total of 120,838,653 shares of common stock that were authorized but unissued, and we have currently reserved a significant number of these shares for future issuance pursuant to outstanding equity awards, our equity plans and our 2018 notes. As described in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders filed with the SEC on April 21, 2016, we are presenting a proposal for stockholder vote during the 2016 Annual Meeting to approve an amendment to our amended and restated certificate of incorporation to increase the authorized number of shares of common stock from 550,000,000 to 700,000,000 shares. There is no guarantee that this proposal will be approved by our stockholders. As a result, our ability to issue shares of common stock other than pursuant to existing arrangements will be limited until such time, if ever, that we are able to amend our amended and restated certificate of incorporation to further increase our authorized shares of common stock or shares currently reserved for issuance otherwise become available (for example, due to the termination of the underlying agreement to issue the shares).

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), originally filed with the SEC on August 9, 2007).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Quarterly report on Form 10-Q (File No. 000-50865), originally filed with the SEC on August 2, 2010).

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on May 22, 2012).

Exhibit Number	Description of Document

3.5	Amended and Restated Bylaws (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on November 19, 2007).

4.1	Form of common stock certificate (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 18, 2013).

4.2	Form of 9.75% Senior Secured Convertible Promissory Note due 2019 (incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.3	Form of Amended and Restated 9.75% Senior Secured Convertible Promissory Note due 2019 (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 3, 2014).

4.4	Form of Tranche B Senior Secured Note due 2019 (incorporated by reference to Exhibit 4.8 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50856), filed with the SEC on May 12, 2014).

4.5	Milestone Rights Purchase Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.6	Guaranty and Security Agreement, dated as of July 1, 2013, by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.7	Facility Agreement, dated as of July 1, 2013, by and among MannKind Corporation, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.8	First Amendment to Facility Agreement and Registration Rights Agreement, dated as of February 28, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 3, 2014).

4.9	Second Amendment to Facility Agreement and Registration Rights Agreement, dated as of August 11, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 4.14 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 10, 2014).

4.10	Senior Secured Revolving Promissory Note, dated as of September 23, 2014, by and between MannKind Corporation and Aventisub LLC (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 29, 2014).

4.11	Guaranty and Security Agreement, dated as of September 23, 2014, by and among MannKind Corporation, MannKind LLC and Aventisub LLC (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 29, 2014).

4.12	Indenture, by and between MannKind and U.S. Bank (as successor trustee to Wells Fargo, N.A., dated August 10, 2015 (incorporated by reference to Exhibit 4.18 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 10, 2015).

4.13	Form of 5.75% Convertible Senior Subordinated Exchange Note due 2018 (included in Exhibit 4.18 as Exhibit A thereto) (incorporated by reference to Exhibit 4.19 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 10, 2015).

4.14	Form of Warrant to Purchase Common Stock issued November 16, 2015 (incorporated by reference to Exhibit 4.17 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 15, 2016).

10.1+	Separation Agreement, dated March 11, 2016, by and between MannKind and Juergen Martens (incorporated by reference to Exhibit 10.8 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 15, 2016).

Exhibit Number	Description of Document

10.2+	Offer Letter, dated March 9, 2016, by and between MannKind and Michael Castagna (incorporated by reference to Exhibit 10.38 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 15, 2016).

10.3	At Market Issuance Sales Agreement, by and between MannKind and FBR Capital Markets & Co., dated April 26, 2016 (incorporated by reference to MannKind’s Current Report on Form 8-K filed with the SEC on April 26, 2016).

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

+	Indicates management contract

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2016	MANNKIND CORPORATION

	By:	/s/ MATTHEW J. PFEFFER
Matthew J. Pfeffer
Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)