Form 10-Q
period 2016-06-30
MANNKIND CORP
filed 2016-08-09
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, there were 478,048,448 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2016

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value and share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$63,733	$59,074
Receivables from collaboration	—	23
Inventory	2,866	—
Deferred costs from collaboration	22,742	13,539
Prepaid expenses and other current assets	1,423	4,018

Total current assets	90,764	76,654
Property and equipment — net	47,422	48,749
Other assets	1,248	1,009

Total assets	$139,434	$126,412

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,849	$15,599
Accrued expenses and other current liabilities	10,252	7,929
Facility financing obligation	75,452	74,582
Deferred sales from collaboration	26,882	17,503
Deferred payments from collaboration	135,229	140,231
Purchase commitment loss — current	20,986	12,475
Warrant liability	18,056	—

Total current liabilities	289,706	268,319
Note payable to principal stockholder	49,521	49,521
Sanofi loan facility and profit/loss share obligation	69,978	62,371
Senior convertible notes	27,623	27,613
Non-current purchase commitment loss	52,515	53,692
Other liabilities	16,668	15,225

Total liabilities	506,011	476,741

Commitments and contingencies
Stockholders’ deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value — 700,000,000 and 550,000,000 shares authorized at June 30, 2016 and December 31, 2015, respectively; 477,741,850 and 428,670,943 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	4,777	4,287
Additional paid-in capital	2,546,727	2,508,633
Accumulated other comprehensive loss	(21)	(20)
Accumulated deficit	(2,918,060)	(2,863,229)

Total stockholders’ deficit	(366,577)	(350,329)

Total	$139,434	$126,412

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	4,310	7,737	9,440	17,115
Selling, general and administrative	11,110	10,623	18,460	21,102
Product manufacturing	3,704	5,691	11,236	7,573

Total operating expenses	19,124	24,051	39,136	45,790

Loss from operations	(19,124)	(24,051)	(39,136)	(45,790)
Other (expense) income	(5,959)	(10)	(5,892)	1,403
Interest expense on note payable to principal stockholder	(721)	(721)	(1,443)	(1,435)
Interest expense on notes	(4,181)	(4,131)	(8,401)	(13,753)
Interest income	26	3	41	6

Net loss	$(29,959)	$(28,910)	$(54,831)	$(59,569)

Net loss per share — basic and diluted	$(0.07)	$(0.07)	$(0.12)	$(0.15)

Shares used to compute basic and diluted net loss per share	455,305	401,018	442,082	399,972

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss	$(29,959)	$(28,910)	$(54,831)	$(59,569)
Other comprehensive loss:
Cumulative translation (loss) gain	(2)	1	(1)	(6)

Other comprehensive (loss) gain	(2)	1	(1)	(6)

Comprehensive loss	$(29,961)	$(28,909)	$(54,832)	$(59,575)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,831)	$(59,569)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation and accretion	2,058	6,359
Stock-based compensation expense	2,628	3,778
Interest incurred through borrowings under Sanofi Loan Facility	2,604	265
Loss on disposal of property and equipment	—	12
Loss on foreign currency exchange	2,023	—
Warrant fair value adjustment	5,306	—
Warrant issuance cost	653	—
Interest on note payable to principal stockholder	1,443	1,435
Other, net	717	(6)
Changes in assets and liabilities:
Inventory	(2,866)	(10,146)
Receivables from Collaboration	23	45,688
Prepaid expenses and other current assets	2,595	6,130
Deferred costs from collaboration	—	(10,831)
Other assets	(238)	(866)
Accounts payable	(12,532)	(2,236)
Accrued expenses and other current liabilities	2,663	(7,800)
Deferred sales from collaboration	9,379	12,968
Purchase commitment loss - current	8,312	—
Non-current purchase commitment loss	(12,204)	—
Other liabilities	—	30

Net cash used in operating activities	(42,267)	(14,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,144)	(8,737)
Proceeds from sale of property and equipment	17	—

Net cash used in investing activities	(1,127)	(8,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	734	12,820
Proceeds from direct placement	50,000	—
Issuance costs associated with the direct placement	(2,678)
Milestone payment	—	(4,220)
Other	—	40
Proceeds from issuance of common stock pursuant to ATM issuance	—	2,050
Payment of employment taxes related to vested restricted stock units	(3)	(818)

Net cash provided by financing activities	48,053	9,872

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$4,659	$(13,654)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,074	120,841

CASH AND CASH EQUIVALENTS, END OF PERIOD	$63,733	$107,187

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash, net of amounts capitalized	4,608	6,644
Non-cash construction in progress and property and equipment	—	623
Reclassification of deferred payments from collaboration to Sanofi Loan Facility and loss share obligation	5,003	—
Reclassification of deferred costs from loss on purchase commitment to deferred costs from collaboration	9,202	—

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2016 may not be indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these accompanying financial statements involve assessing long-lived assets and deferred costs for impairment, accrued expenses, valuation of stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.

Business — MannKind is a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes. Our only approved product, Afrezza (insulin human) inhalation powder, is a rapid-acting inhaled insulin that was approved by the U.S. Food and Drug Administration (the “FDA”) on June 27, 2014 to improve glycemic control in adult patients with diabetes.

Basis of Presentation — The Company’s primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, raising capital, and commercial manufacturing. In addition, the Company recently commenced commercial sales and marketing activities related to Afrezza. It is costly to develop and conduct clinical studies for therapeutic products, as well as to establish and maintain commercial sales and marketing capabilities. As of June 30, 2016, the Company had an accumulated deficit of $2.9 billion and has reported negative cash flow from operations since inception, other than for the nine months ended September 30, 2014, the year ended December 31, 2014, and for the three months ended March 31, 2015, as a result of receipt of the upfront payment and milestone payments from Sanofi-Aventis U.S. LLC (“Sanofi”).

In May 2016, pursuant to a previously filed Form S-3 Registration Statement, which was declared effective by the SEC on April 27, 2016, the Company sold in an underwritten public offering 48,543,692 shares of its common stock, together with warrants to purchase up to 48,543,692 shares of the Company’s common stock. Net proceeds from this offering were approximately $47.4 million after deducting discounts and commissions to the underwriters and paying for offering expenses, excluding any future proceeds from the exercise of the warrants. (see Note 14 — Warrants).

At June 30, 2016, the Company’s capital resources consisted of cash and cash equivalents of $63.7 million. The Company expects to continue to incur significant expenditures to support commercial manufacturing and sales and marketing of Afrezza and the development of other product candidates. The facility agreement (the “Facility Agreement”) with Deerfield Private Design Fund II, L.P. (“Deerfield Private Design Fund”) and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) and the First Amendment to Facility Agreement and Registration Rights Agreement (the “First Amendment”) that resulted in additional sales of an additional tranche of notes (see Note 13 — Facility Agreement) requires the Company to maintain at least $25.0 million in cash and cash equivalents or available borrowings under the loan arrangement, dated as of October 2, 2007, between The Company and The Mann Group LLC (as amended, restated, or otherwise modified as of the date hereof, “The Mann Group Loan Arrangement”), as of the last day of each fiscal quarter. The Company will need to continue to incur expenses for the commercialization of Afrezza and will need to raise additional capital to finance such activities. The Company cannot be certain that it will be able to raise additional capital on favorable terms, or at all, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 11, 2014, the Company executed a license and collaboration agreement (the “Sanofi License Agreement”) with Sanofi-Aventis Deutschland GmbH (which subsequently assigned its rights and obligations under the agreement to Sanofi), pursuant to which Sanofi was responsible for global commercial, regulatory and development activities for Afrezza. The Sanofi License Agreement became effective on September 23, 2014. The Company manufactured Afrezza at its manufacturing facility in Danbury, Connecticut to supply Sanofi’s demand for the product pursuant to a supply agreement dated August 11, 2014 (the “Sanofi Supply Agreement”).

The Sanofi License Agreement and Sanofi Supply Agreement terminated, effective April 4, 2016, following which the Company assumed responsibility for the worldwide development and commercialization of Afrezza from Sanofi. Under the terms of the transition agreement, Sanofi continued to fulfill orders for Afrezza in the United States until the Company began distributing MannKind-branded product to major wholesalers during the week of July 25, 2016. The Company expects to commence recognition, likely within the third quarter of 2016, the deferred sales from collaboration, deferred costs from collaboration, and deferred payments from collaboration deferred as of June 30, 2016, as a result of the termination of the transition agreement.

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

Additional funding sources that are, or in certain circumstances may be, available to the Company, include approximately $30.1 million principal amount of available borrowings under The Mann Group Loan Arrangement. A portion of these available borrowings may be used to capitalize accrued interest into principal, upon mutual agreement of the parties, as it becomes due and payable under The Mann Group Loan Arrangement (see Note 5 — Related-party arrangements). The Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company is seeking and will need to raise additional capital, whether through a sale of equity or debt securities, a strategic business collaboration with a pharmaceutical company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to continue the development and commercialization of Afrezza and other product candidates and to support its other ongoing activities. However, the Company cannot provide assurances that such additional capital will be available on acceptable terms or at all.

Certain prior year balances in the Statement of Cash Flows have been reclassified to conform to current year presentation. Specifically Interest incurred through borrowing under Sanofi Loan Facility and interest on note payable to principal stockholder have been reclassified from Accrued and other current liabilities and Other liabilities, respectively.

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

Deferred costs from collaboration — Deferred costs from collaboration represent the costs of product manufactured and sold to Sanofi, as well as certain direct costs associated with a firm purchase commitment entered into in connection with the collaboration with Sanofi. Such costs are deferred to the extent they are deemed recoverable through the recognition of future revenue associated with the collaboration and will be amortized as the associated revenue is recognized.

Loss on purchase commitments — The Company assesses whether losses on long term purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for the future purchases of inventory items are recognized unless recoverable through firm sales contracts. When making the assessment, the Company considers whether it is able to renegotiate with its vendors and considering the Company’s lower of cost or market analysis.

Warrants — The Company accounts for its warrants as either equity or liabilities based upon the characteristics and provisions of each instrument and evaluation. Warrants classified as derivative liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are of sufficient authorized shares available to satisfy the obligations are revalued at each subsequent balance sheet date, with fair value changes recognized as increases or deductions to other income (expense) in the statement of operations. The Company estimates the fair value of its derivative liabilities using third party valuation analysis that utilizes option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions expected volatility, expected life, yield, and risk-free interest rate. Warrants classified as equity are recorded within additional paid in capital at the issuance date and are not remeasured in subsequent periods, unless the underlying assumptions change to trigger liability accounting.

Recently Issued Accounting Standards — From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date.

In May 2014, the FASB issued ASU No. 2014-09 related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus

Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. The Company is assessing the potential impact of the new standards on its consolidated financial statements and has not yet selected a method of adoption.

In August 2014, the FASB issued ASU No. 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. The Company is evaluating the impact the adoption of ASU No. 2014-15 will have on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact the adoption of ASU No. 2015-11 will have on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update is intended to improve the recognition and measurement of financial instruments. The ASU affects public and private companies, not-for-profit organizations, and employee benefit plans that hold financial assets or owe financial liabilities. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact the adoption of ASU No. 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. The Company is evaluating the impact the adoption of ASU No. 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. For public business entities, the amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the impact the adoption of ASU No. 2016-09 will have on its consolidated financial statements.

2. Inventories

Inventories consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$1,491	$—
Work-in-process	1,155	—
Finished goods	220	—

Total Inventory	$2,866	$—

3. Property and equipment

Property and equipment — net consist of the following (dollar amounts in thousands):

	Estimated Useful Life (Years)	June 30, 2016	December 31, 2015
Land	—	$3,435	$3,435
Buildings	39-40	21,590	21,590
Building improvements	5-40	60,584	60,584
Machinery and equipment	3-15	67,761	68,434
Furniture, fixtures and office equipment	5-10	4,114	4,114
Computer equipment and software	3	9,519	9,519
Construction in progress		437	586

		167,440	168,262
Less accumulated depreciation and amortization		(120,018)	(119,513)

Property and equipment — net		$47,422	$48,749

The December 31, 2015 balances have been reclassified to the current year presentation by allocating the impairment of $140.4 million to the individual asset groups.

Depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Depreciation and amortization expense	$589	$2,740	$1,179	$5,117

4. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Salary and related expenses	$6,536	$5,662
Accrued interest	602	615
Construction in progress	—	238
Other	3,114	1,414

Accrued expenses and other current liabilities	$10,252	$7,929

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

As of June 30, 2016, the total principal amount outstanding under The Mann Group Loan Arrangement was $49.5 million, and the amount available for future borrowings was $30.1 million. Interest, at a fixed rate of 5.84%, is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as the Company and The Mann Group mutually agree. All or any portion of accrued and unpaid interest that becomes due and payable may be paid-in-kind and capitalized as additional borrowings at any time and would be classified as non-current upon mutual agreement of both parties. As of June 30, 2016, the Company had accrued $7.8 million of interest in other long term liabilities. The Mann Group can require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months (less approximately $105.0 million aggregate principal amount that has been cancelled in connection with two common stock purchase agreements). If The Mann Group exercises this right, the Company will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances. However, pursuant to a letter agreement entered into in August 2010, The Mann Group has agreed to not require the Company to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require the Company to use its working capital resources. The Mann Group entered into a subordination agreement with Deerfield pursuant to which The Mann Group agreed with Deerfield not to demand or accept any payment under The Mann Group Loan Arrangement until the Company’s payment obligations to Deerfield under the Facility Agreement have been satisfied in full. Subject to the foregoing, in the event of a default under The Mann Group Loan Arrangement, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under The Mann Group Loan Arrangement are unsecured. The Mann Group Loan Arrangement contains no financial covenants.

During the six months ended June 30, 2016, there were no additional borrowings under or amendments to The Mann Group Loan Arrangement.

In May 2015, the Company entered into a sublease agreement with the Alfred Mann Foundation for Scientific Research (the “Mann Foundation”), a California not-for-profit corporation. The lease is for approximately 12,500 square feet of office space in Valencia, California and expires in April 2017. The office space contains the Company’s principal executive offices.

Lease payments to the Mann Foundation for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Lease payments	$67	$65	$133	$65

The Company has entered into indemnification agreements with each of its directors and executive officers, in addition to the indemnification provided for in its amended and restated certificate of incorporation and amended and restated bylaws (see Note 11 — Commitments and contingencies).

6. Senior convertible notes

Senior convertible notes consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Senior Convertible notes
Principal amount	$27,690	$27,690
Unamortized premium	545	660
Unaccreted debt issuance costs	(612)	(737)

Net carrying amount	$27,623	$27,613

Issuance of 5.75% Senior Convertible Subordinated Exchange Notes due 2018

The 5.75% senior convertible notes due 2018 (the “2018 notes”) are the Company’s general, unsecured, senior obligations, except that the 2018 notes are subordinated in right of payment to the outstanding notes issued pursuant to the Facility Agreement and the Company’s borrowings under the Sanofi Loan Facility with an affiliate of Sanofi. The 2018 notes rank equally in right of payment with the Company’s other unsecured senior debt. The 2018 notes bear interest at the rate of 5.75% per year on the principal amount, payable semiannually in arrears in cash on February 15 and August 15 of each year, beginning February 15, 2016, with interest accruing from August 15, 2015. The 2018 notes mature on August 15, 2018.

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

The Company incurred approximately $0.8 million in issuance costs which are recorded as an offset to the 2018 notes in the accompanying condensed consolidated balance sheets. These costs are being accreted to interest expense using the effective interest method over the term of the 2018 notes.

Accretion of debt issuance expense in connection with the 2018 notes during the three and six months ended June 30, 2016 were $64,000 and $126,000, respectively, and there was no accretion of debt issuance expense in connection with the 2018 notes during the three and six months ended June 30, 2015.

7. Collaboration arrangement

Sanofi License Agreement and Sanofi Supply Agreement

As disclosed in Note 1 under Basis of Presentation, the Company entered into a license and collaboration agreement with Sanofi which was terminated effective April 4, 2016. On April 5, 2016 the Company assumed responsibility for the worldwide development and commercialization of Afrezza from Sanofi. Under terms of the transition agreement, Sanofi continued to fulfill orders for Afrezza in the United States until the Company began distributing MannKind-branded product to major wholesalers during the week of July 25, 2016. As previously disclosed, worldwide profits and losses incurred by the Company and Sanofi that are specifically attributable or related to the development, regulatory filings, manufacturing, or commercialization of Afrezza, are shared 65% by Sanofi and 35% by the Company until Sanofi ceases to distribute Afrezza.

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

In order for revenue to be recognized, the seller’s price to the buyer must be fixed and determinable. Given that as of June 30, 2016 the Company did not have the ability to estimate the amount of costs that would potentially be incurred under the profit and loss share provision related to the Sanofi License Agreement and the Sanofi Supply Agreement, the Company believes this requirement for revenue recognition has not been met. As such, the Company did not recognize any revenue pursuant to the Sanofi License Agreement or the Sanofi Supply Agreement for the three months ended June 30, 2016. The Company has recorded the $150.0 million up-front payment and $50.0 million from milestone payments as deferred payments from collaboration. In addition, as of June 30, 2016 the Company has recorded $26.9 million in Afrezza product shipments to Sanofi recorded as deferred sales from collaboration and recorded $22.7 million as deferred costs from collaboration. Deferred costs represent the costs directly related to the collaboration, not to exceed the amount of deferred sales, for which recognition of revenue has been deferred. During the quarter ended June 30, 2016, the Company’s portion of the profit sharing was $0.3 million, which resulted in the reclassification from current deferred payments from collaboration to Sanofi loan facility and profit/loss share obligation to reflect amounts owed to Sanofi.

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

The obligations of the Company under the Sanofi Loan Facility are guaranteed by the Company’s wholly-owned subsidiary, MannKind LLC, and are secured by a first priority security interest in certain insulin inventory located in the United States and any contractual rights and obligations pursuant to which the Company purchases or has purchased such insulin, and a second priority security interest in the Company’s assets that secure the Company’s obligations under the Facility Agreement, as amended. In addition, the Company granted to Sanofi, as additional security for the obligations under the Sanofi Loan Facility, a first priority mortgage on the Company’s facility in Valencia, California, which has a carrying value of $17.6 million as of June 30, 2016.

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

The Company’s total cumulative portion of the loss sharing, including interest, was $70.0 million, of which $70.3 million was borrowed under the Sanofi Loan Facility as of June 30, 2016. For the three months ended June 30, 2016, the Company’s portion of the profit sharing was $0.3 million under the Sanofi License Agreement, which is required to be applied as a prepayment against the balance owed under the Sanofi Loan Facility. The total amount owed to Sanofi is $70.0 million, which includes $4.3 million in paid-in-kind interest capitalized as principal.

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

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash. As of June 30, 2016 and December 31, 2015, the Company held $63.7 million and $59.1 million, respectively, of cash and cash equivalents, consisting primarily of money market funds of $56.8 million and $55.8 million, respectively, and the remaining in non-interest bearing checking accounts. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

Related-Party Arrangement

The fair value of the note payable to our principal stockholder cannot be reasonably estimated as the Company would not be able to obtain a similar credit arrangement in the current economic environment.

Financial liabilities

The following tables set forth the fair value of our financial instruments (in millions):

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Senior convertible notes	$—	$—	$21.8	$21.8
Facility financing obligation	—	—	79.9	79.9
Milestone rights	—	—	15.6	15.6
Sanofi Loan Facility	—	—	62.0	62.0
Warrant liability	—	—	18.1	18.1

Total financial liabilities	$—	$—	$197.4	$197.4

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Senior convertible notes	$—	$—	$21.3	$21.3
Facility financing obligation	—	—	78.4	78.4
Milestone rights	—	—	14.4	14.4
Sanofi Loan Facility	—	—	36.5	36.8

Total financial liabilities	$—	$—	$150.6	$150.6

Senior convertible notes

The estimated fair value of the 2018 notes was calculated based on model-derived valuations whose inputs were observable, such as the Company’s stock price and yields on U.S. Treasury notes and actively traded bonds, and non-observable, such as the Company’s longer-term historical volatility, and estimated yields implied from any available market trades of the Company’s issued debt instruments. As there is no current active and observable market for the 2018 notes, the Company determined the estimated fair value using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash flows based on terms of the notes with market-based assumptions regarding risk-free rate, risk-adjusted yields (20%), stock price volatility (87.5%) and recent price quotes and trading information regarding Company issued debt instruments and shares of common stock into which the notes are convertible (Level 3 in the fair value hierarchy).

Facility Agreement

As discussed in Note 13 — Facility Agreement, in connection with the Facility Agreement, the Company issued 2019 notes and subsequently issued Tranche B notes (the “Facility Financing Obligation”). As there is no current observable market for the 2019 notes or Tranche B notes, the Company determined the estimated fair value using a bond valuation model based on a discounted cash flow methodology. The bond valuation model combined expected cash flows associated with principal repayment and interest based on the contractual terms of the debt agreement discounted to present value using a selected market discount rate. On June 30, 2016 the market discount rate was recalculated at 11.0% for the 2019 notes and for the Tranche B notes, which reflected decline in the market price of benchmark U.S. Treasury securities as compared to prior measurement date (Level 3 in the fair value hierarchy).

In addition to the 2019 notes and Tranche B notes, the Company also issued certain rights to receive payments of up to $90.0 million upon occurrence of specified strategic and sales milestones (the “Milestone Rights”). These rights are not reflected in the facility financing obligation. The estimated fair value of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones discounted to present value using a selected market discount rate (Level 3 in the fair value hierarchy). The expected timing and probability of achieving the milestones, starting in 2014, was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate (14.0%) was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. As of June 30, 2016, the carrying value of the Milestone Rights is $8.9 million, classified as a long-term liability in other liabilities and the fair value is estimated at $15.6 million.

Sanofi Loan Facility

As discussed in Note 7 — Collaboration arrangement, the Sanofi Loan Facility consists of a senior secured revolving promissory note and a guaranty and security agreement with an affiliate of Sanofi which provides the Company with a secured loan facility of up to $175.0 million to fund the Company’s share of net losses under the Sanofi License Agreement. The estimated fair value was determined using a discounted cash flow model in which time outstanding and discount rate were primary variables. This method considered the key elements of the contractual terms of the Sanofi Loan Facility, market-based estimated cost of capital, and time value of money, namely the amount of time to settlement and the estimated discount rate (11%) appropriate for the liability (Level 3 in the fair value hierarchy). As of June 30, 2016 the carrying value of the Sanofi Loan Facility is $70.3 million and the fair value is estimated at $62.0 million.

Warrant liability

Warrant liabilities are measured at fair value using a Monte Carlo pricing valuation model. The assumptions used in the valuation model for the common stock warrant liabilities were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero percent based on the Company’s expectation that it will pay no dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) an expected volatility based upon the Company’s historical volatility over the remaining contractual term of the warrants and probability of a dilutive financing that may trigger a price protection clause. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities is the expected volatility. Significant increases in volatility would result in a higher fair value measurement. (Level 3 in the fair value hierarchy) See note 14 – Warrants for further discussion.

9. Accounting for stock-based compensation

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Stock-based compensation	$1,355	$1,775	$2,628	$3,778

During the three months ended March 31, 2016, the Company issued stock awards to employees with a four-year vesting schedule. The grant date fair value of the 2,364,200 restricted stock units and 4,920,267 stock options issued was $2.2 million and $3.0 million, respectively, with a grant date fair value per share of $0.92 and $0.61, respectively.

During the three months ended June 30, 2016, the Company issued stock awards to employees with a four-year vesting schedule. The grant date fair value of the 1,088,050 restricted stock units and 1,140,200 stock options issued was $1.0 million and $0.7 million respectively, with a grant date fair value per share of $0.91 and $0.62, respectively.

As of June 30, 2016, there was $5.6 million and $7.1 million of unrecognized compensation cost related to options and restricted stock units, respectively, which are expected to be recognized over the remaining weighted average vesting period of 3.0 years.

During the three months ended June 30, 2016, the Company granted certain executives stock options to purchase an aggregate of 4,015,000 shares of common stock at a weighted average exercise price of $0.91 per share. These awards contain performance conditions based on achieving certain product sales targets. The grant date fair value of these awards is $3.0 million with a grant date fair value of $0.74 per share, as determined using a Black-Scholes option pricing model. As of June 30, 2016, no compensation cost has been recognized related to these awards as they are not considered probable of achievement within the next twelve months.

10. Net loss per common share

        Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period excluding the 9,000,000 shares loaned to Bank of America under a share lending arrangement for periods prior to the third quarter of 2015. In the third quarter of 2015, the 9,000,000 shares loaned to Bank of America were returned and therefore do not impact the three or six months ended June 30, 2016. Prior to the return of those shares, the borrowed shares were not considered outstanding for the purpose of computing and reporting basic or diluted loss per share because the share borrower had to return all borrowed shares to the Company (or, in certain circumstances, the cash value thereof).

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

On February 8, 2016, all unexercised warrants related to the February 2012 public offering expired. In November 2015, the Company issued warrants to purchase 159,304 shares of the Company’s common stock to the placement agent in exchange for services related to the Company’s offering to select investment funds in Israel.

In May 2016, the Company issued Series A warrants (“A Warrants”) to purchase 36,407,765 shares of the Company’s common stock and Series B warrants (“B Warrants) to purchase 12,135,921 shares of the Company’s common stock to certain institutional investors. These warrants remain outstanding at June 30, 2016 (see Note 14 – Warrants).

Potentially dilutive securities outstanding are summarized as follows (in shares):

	June 30,
	2016	2015
Exercise of common stock options	28,219,831	19,985,768
Vesting of restricted stock units	4,553,757	2,198,173
Exercise of common stock warrants	48,702,990	4,090,013
Conversion of senior convertible notes into common stock	4,072,809	14,708,590

	85,549,387	40,982,544

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of June 30, 2016, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline in the Company’s stock price, several complaints were filed in the U.S. District Court for the Central District of California (the “District Court”) against the Company and certain of its officers and directors on behalf of certain purchasers of its common stock. These complaints have now been consolidated into a single action. The amended complaint includes claims asserted under Sections 10(b) and 20(a) of the Exchange Act and has been pled as putative shareholder class actions. In general, the complaints allege that the Company and certain of its officers and directors violated federal securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages and other relief. The Company will vigorously defend against the claims advanced.

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline in the Company’s stock price, two motions were submitted to the district court at Tel Aviv (Economic Department) for the certification of a class action against the Company and certain of its officers and directors. In general, the complaints allege that the Company and certain of its officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. The Company will vigorously defend against the claims advanced.

Subsequent to the filing of the federal securities class action against the Company, a shareholder derivative complaint was filed in the Superior Court for the State of California, County of Los Angeles against certain of the Company’s directors and officers. The complaint alleges breaches of fiduciary duties by the defendants and other violations of law. Among other allegations, the complaint alleges that the defendants caused the Company to make false and misleading statements or omissions of material fact regarding the Company’s business and the prospects for sales of Afrezza, thereby artificially inflating the price of the Company’s common stock. The plaintiff is seeking unspecified monetary damages and other relief, including reforms to the Company’s corporate governance and internal procedures. The defendants will vigorously defend against the claims advanced.

Contingencies — In connection with the Facility Agreement, on July 1, 2013 the Company also entered into a Milestone Rights Purchase Agreement (the “Milestone Agreement”) with Deerfield Private Design Fund and Horizon Santé FLML SÁRL (collectively, the “Milestone Purchasers”), pursuant to which the Company sold the Milestone Purchasers the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an Afrezza product in the United States and the achievement of specified net sales figures (see Note 13 – Facility Agreement).

Commitments — On July 31, 2014, the Company entered into a supply agreement (the “Insulin Supply Agreement”) with Amphastar France Pharmaceuticals S.A.S., a French corporation (“Amphastar”), pursuant to which Amphastar manufactures for and supplies to the Company certain quantities of recombinant human insulin for use in Afrezza. Under the terms of the Insulin Supply Agreement, Amphastar is responsible for manufacturing the insulin in accordance with the Company’s specifications and agreed-upon quality standards. The Company has agreed to purchase annual minimum quantities of insulin through 2019 under the Insulin Supply Agreement of an aggregate total of approximately €120.1 million, of which €95.1 million is remaining at June 30, 2016. The annual minimum quantity for 2016 is €28.8 million, of which €3.4 has been purchased as of June 30, 2016, and the remaining annual minimum quantities will be €23.3 million for the years ending December 31, 2017 through 2019. The Company may request to purchase additional quantities of insulin over such annual minimum quantities and will incur a cancellation fee of approximately $5.2 million if not purchased (see Note 1 — Summary of Significant accounting policies). The company also has other firm commitments with other suppliers for an aggregate of $1.9 million. Based on the Company’s firm purchase commitments outstanding and lower of cost or market analysis, the Company has recorded a loss on purchase commitments amounting to $73.5 million and $66.2 million as of June 30, 2016 and December 31, 2015, respectively. These balances include losses in foreign currency at June 30, 2016, the Company recognized a loss on foreign currency translation of $2.0 million for the six months ended June 30, 2016.

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

Under the terms of the Sanofi Supply Agreement, in the event that Sanofi terminates the Sanofi License Agreement for various reasons (including the reasons cited in its notice of termination to the Company), then upon written notice from the Company within 30 days following the termination date, Sanofi is obligated to purchase up to $50 million of the Company’s insulin inventory as a percentage of each lot received or receivable by the Company (the “Insulin Put Option”). On April 14, 2016, the Company provided Sanofi with written notice that it was exercising the Insulin Put Option. To date, $9.2 million was received for the sale of insulin inventory in connection with the Insulin Put Option, which was recorded as deferred payments from collaboration. As future insulin purchases are made under the purchase commitment and subject to the terms of the Insulin Put Option, additional amounts will be invoiced to Sanofi.

12. Income taxes

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

13. Facility Agreement

As of June 30, 2016, there were $60.0 million principal amount of 2019 notes and $20.0 million principal amount of Tranche B notes outstanding. The 2019 notes accrue interest at an annual rate of 9.75% and the Tranche B notes accrue interest at an annual rate of 8.75%. The Facility Agreement principal repayment schedule is comprised of annual payments beginning on July 1, 2016 and ending December 9, 2019. The repayment dates correspond to the dates on which the 2019 notes or Tranche B notes, as applicable, were issued.

In conjunction with the Facility Agreement, the Company entered into a Milestone Rights Agreement with Deerfield which requires the Company to make contingent payments to Deerfield, totaling up to $90.0 million, upon the Company achieving specified commercialization milestones. The Milestone Rights were initially recorded as a short-term liability equal to $3.2 million included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet and a long-term liability equal to $13.1 million included in other liabilities. As of June 30, 2016, the remaining liability balance of $8.9 million is classified as long-term liability in other liabilities.

Accretion of debt issuance cost and debt discount in connection with the Facility financing agreement during the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Accretion expense- debt issuance cost	$9	$9	$17	$17
Accretion expense- debt discount	$433	$380	$852	$745

The Facility Agreement contains a financial covenant that requires the Company’s cash and cash equivalents, which include available borrowings under the Loan Arrangement, on the last day of each fiscal quarter to not be less than $25.0 million. The Company will need to raise additional capital to support its current operating plans. Due to the uncertainties related to maintaining sufficient resources to comply with the aforementioned covenant, the 2019 notes have been classified as current liabilities in the accompanying balance sheet as of June 30, 2016. In the event of non-compliance, Deerfield may declare all or any portion of the 2019 notes and/or Tranche B notes to be immediately due and payable.

14. Warrants

In May 2016, the Company sold in a registered offering an aggregate of 48,543,687 shares of common stock together with A Warrants exercisable for up to an aggregate of 36,407,765 shares of common stock and B Warrants exercisable for up to an aggregate of 12,135,921 shares of common stock with a total fair value of $44.7 million. Each of the warrants has an exercise price of $1.50 per share. The A Warrants became exercisable upon issuance and will expire two years thereafter. The B Warrants will become exercisable beginning in May 2017 and will expire 30 months after the date of issuance. The shares of common stock and the warrants are immediately separable and issued separately. There have been no warrants exercised as of June 30, 2016.

The Company evaluated the A Warrants and B Warrants to determine the appropriate classification. The Company determined that the A Warrants require liability classification primarily due to a price-protection clause if certain dilutive financing occurs. The fair value of the A Warrants was recorded as warrant liability in the condensed consolidated balance sheet at issuance and is adjusted to fair value at each reporting period until exercise or expiration. The Company determined that the B Warrants met the criteria for equity classification and has accounted for such warrants in additional paid in capital.

As of May 12, 2016 and June 30, 2016, the fair value of the A Warrants liability was $12.8 million and $18.1 million, respectively, and was estimated using a Monte Carlo valuation pricing model. The Company recognized a loss of $5.3 million to reflect the fair value adjustment of the A Warrant liability from the date of issuance, May 12, 2016 to June 30, 2016. As of May 12, 2016 the fair value of the B Warrants at issuance was $5.0 million.

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

OVERVIEW

We are a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes. Our only approved product, Afrezza, is a rapid-acting inhaled insulin that was approved by the FDA on June 27, 2014 to improve glycemic control in adult patients with diabetes. Afrezza became available by prescription in United States retail pharmacies in February 2015. Following the termination of the Sanofi License Agreement, effective April 4, 2016, we assumed responsibility for worldwide development and commercialization of Afrezza. Under terms of the transition agreement, Sanofi continued to fulfill orders for Afrezza in the United States until we began distributing MannKind-branded product to major wholesalers during the week of July 25, 2016.

We intend to continue the commercialization of Afrezza in the United States through our own commercial organization. Our current strategy for the future commercialization of Afrezza outside of the United States, subject to receipt of the necessary foreign regulatory approvals, is to seek and establish regional partnerships in foreign jurisdictions where there are appropriate commercial opportunities.

As of June 30, 2016, we had an accumulated deficit of $2.9 billion and a stockholders’ deficit of $366.6 million. We have funded our operations primarily through the sale of equity securities and convertible debt securities, borrowings under the Facility Agreement, borrowings under The Mann Group Loan Arrangement, receipt of upfront and milestone payments under the Sanofi License Agreement and borrowings under the Sanofi Loan Facility to fund our portion of the loss share. As discussed below in “Liquidity and Capital Resources”, if we are unable to obtain additional funding, there will be substantial doubt about our ability to continue as a going concern.

During 2015, all sales and marketing activities related to Afrezza were conducted by Sanofi pursuant to the Sanofi License Agreement, and we were responsible for manufacturing Afrezza to supply Sanofi’s demand for the product pursuant to the Sanofi Supply Agreement.

Our business is subject to significant risks, including but not limited to our ability to successfully commercialize and manufacture sufficient quantities of Afrezza, our ability to successfully market and sell Afrezza, and the risks inherent in our ongoing clinical trials and the regulatory approval process for our product candidates. Additional significant risks also include raising capital, the results of our research and development efforts, competition from other products and technologies and uncertainties associated with obtaining and enforcing patent rights.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our selling, general and administrative expenses are driven by salaries, benefits and stock-based compensation for administrative, finance, sales, marketing, business development, human resources, legal and information systems support personnel. In addition, selling, general and administrative expenses include professional service fees and business insurance costs.

PRODUCT MANUFACTURING EXPENSES

Product manufacturing expenses represent under-absorbed labor and overhead, foreign currency exchange impact, and inventory write-offs, which are expensed in the period in which they are incurred rather than as a portion of the inventory cost.

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Item 7 of the Annual Report, in addition to the warrant policy for the three months ended June 30, 2016.

Warrant — The Company accounts for its warrants as either equity or liabilities based upon the characteristics and provisions of each instrument and evaluation of sufficient authorized shares available to satisfy the obligations. Warrants classified as derivative liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized as increases or reductions to other income (expense) in the statements of operations. The Company estimates the fair value of its derivative liabilities using third party valuation analysis that utilizes option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions expected volatility, expected life, yield, and risk-free interest rate. Warrants classified as equity are recorded within additional paid in capital at the issuance date and are not remeasured in subsequent periods, unless the underlying assumptions change to trigger liability accounting.

Recently Issued Accounting Standards

See “Recently Issued Accounting Standards” under Note 1 to the condensed consolidated financial statements included in this report.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2016 and 2015

Revenue

During the three and six months ended June 30, 2016 and 2015 we did not recognize any revenue. Due to the termination of the Sanofi License Agreement and based on our current operating plan, we expect to commerce recognition, likely within the third quarter of 2016, the deferred sales from collaboration and deferred costs from collaboration and deferred payments from collaboration deferred as of June 30, 2016 due to the revenue recognition criteria not being met as of such date.

Research and Development Expenses

The following table provides a comparison of the research and development expense categories for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three months ended June 30,
	2016	2015	$ Change	% Change
Clinical	$2,379	$2,134	$245	11%
Manufacturing process development	258	3,951	(3,693)	(93%)
Research	1,126	1,190	(64)	(5%)
Research and development tax credit	(47)	(88)	41	(47%)
Stock-based compensation expense	593	550	43	8%

Research and development expenses	$4,309	$7,737	$(3,428)	(44%)

	Six months ended June 30,
	2016	2015	$ Change	% Change
Clinical	$4,843	$5,960	$(1,117)	(19%)
Manufacturing process development	1,777	7,357	(5,580)	(76%)
Research	1,769	2,593	(824)	(32%)
Research and development tax credit	(137)	(176)	39	(22%)
Stock-based compensation expense	1,188	1,381	(193)	(14%)

Research and development expenses	$9,440	$17,115	$(7,675)	(45%)

The decrease in research and development expenses of $3.4 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to a reduction in force in 2015 following the completion of the Afrezza registration trials.

The decrease in research and development expenses of $7.7 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to the reduction in force in 2015 and the transition from development to commercial activities.

We anticipate our overall research and development expenses will decrease in 2016 compared to 2015 as we continue to focus our efforts on the commercialization of Afrezza for the remainder of this year with minimal incremental cost associated with our development pipeline.

Selling, General and Administrative Expenses

The following table provides a comparison of selling general and administrative expense categories for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three months ended June 30,
	2016	2015	$ Change	% Change
Salaries and employee related expenses	$3,629	$4,888	$(1,259)	(26%)
Professional fees and other general expenses	6,727	4,510	2,217	49%
Stock-based compensation expense	754	1,225	(471)	(38%)

Selling, general and administrative expenses	$11,110	$10,623	$487	5%

	Six months ended June 30,
	2016	2015	$ Change	% Change
Salaries and employee related expenses	$5,822	$8,372	$(2,550)	(30%)
Professional fees and other general expenses	11,205	10,333	872	8%
Stock-based compensation expense	1,433	2,397	(964)	(40%)

Selling, general and administrative expenses	$18,460	$21,102	$(2,642)	(13%)

The increase in selling, general and administrative expenses of $0.5 million for the three months ended June 30, 2016 compared to general and administrative expenses for the three months ended June 30, 2015 was mainly due to sales and marketing expenses, offset by decreased salaries and employee related expenses of $1.3 million from the reduction in force in 2015. Stock-based compensation decreased by $0.5 million due to the reduced number of employees as a result of restructuring measures taken in 2015 which impacted 2016.

The decrease in selling, general and administrative expenses of $2.6 million for the six months ended June 30, 2016 compared to general and administrative expenses for the six months ended June 30 2015 was primarily due to decreased salaries and personnel related expenses related to the reduction in force and reduced professional fees related to strategic planning activities in 2015, offset by an increase of $0.9 million in 2016 for sales and marketing expense. Stock compensation decreased by $1.0 million due to reduced number of employees as a result of restructuring measures taken in 2015 which impacted 2016.

We will continue to incur sales and marketing expenses in the second half of 2016 related to our commercial launch of Afrezza. We expect other general and administrative expenses to remain relatively flat in 2016 as compared to 2015 due to the effects of the reduction in force, which will be offset by increased professional fees related to the Sanofi termination.

Product Manufacturing Expenses

Manufacturing of commercial product resumed in the second quarter of 2016, in preparation for the relaunch of Afrezza in the third quarter of 2016, resulting in the recognition of product manufacturing costs of $3.7 million including inventory write-offs for the three months ended June 30, 2016. With limited production and underutilization of the manufacturing facility in the same period of 2015, product manufacturing costs were $5.7 million for the second quarter of 2015 due to under absorbed labor and overhead, which are expensed in the period in which they are incurred rather than as a portion of the inventory cost.

Product manufacturing expenses were $11.2 million for the six months ended June 30, 2016 and $7.6 million for the six months ended June 30, 2015, due to product manufacturing costs associated with Afrezza product sales, which cannot be capitalized. Product manufacturing expenses represent under absorbed labor and overhead, which are expensed in the period in which they are incurred rather than as a portion of the inventory cost.

2015 due to under absorbed labor and overhead, which are expected in the period in which they are incurred rather than as a portion of the inventory cost.

We expect product manufacturing expenses to remain relatively flat as compared to the same period last year as we continue to manufacture commercial product.

Other (Expense) Income

Other expense of $6.0 million and $5.9 million for the three and six months ended June 30, 2016, respectively, is primarily due to fair value re-measurement of $5.2 million associated with warrants issued in May 2016.

Other income for the six months ended June 30, 2015 was $1.4 million attributable to the relief of an accrual for potential expenses associated with the sale of intellectual property related to oncology in 2014, which was subsequently resolved without payment in the first quarter of 2015.

Interest Income and Expense

Interest expense was $4.9 million for the three months ended June 30, 2016 and the three months ended June 30, 2015. During the three months ended June 30, 2016, Sanofi loan facility interest increased by $1.2 million and interest expense associated with the 2015 notes decreased as a result of the 2015 notes maturing in the third quarter of 2015.

Interest expense decreased by $5.3 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease was primarily driven by a $5.8 million milestone payment resulting from the achievement and re-measurement of the second milestone under the Milestone Agreement in the first quarter of 2015, with no such payment in 2016. During the six months ended June 30, 2016, Sanofi loan facility interest increased by $2.3 million, other interest increased by $0.5 million, and interest expense associated with the 2015 notes decreased by $2.4 million as compared to the six months ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have primarily funded our operations through the sale of equity securities and convertible debt securities, borrowings under The Mann Group Loan Arrangement, borrowings under the Facility Agreement with Deerfield, receipt of upfront, milestone payments under the Sanofi License Agreement, and borrowings under the Sanofi Loan Facility.

As of June 30, 2016, we had $227.5 million principal amount of outstanding debt, consisting of:

•	$27.7 million principal amount of 2018 notes bearing interest at 5.75% per annum and maturing on August 15, 2018;

•	$60.0 million principal amount of 2019 notes bearing interest at 9.75% per annum, $5.0 million of which was paid in July 2016, $15.0 million of which is due and payable in July 2017, $15.0 million of which is due and payable in July 2018 and $25.0 million of which is due and payable in July and December 2019;

•	$20.0 million principal amount of Tranche B notes bearing interest at 8.75% per annum, $5.0 million of which is due and payable in each of May 2017, 2018 and 2019, and $5.0 million of which is due and payable in December 2019;

•	$49.5 million principal amount of indebtedness under The Mann Group Loan Arrangement bearing interest at 5.84% and maturing and due on January 5, 2020; and

•	$70.3 million principal amount borrowed under the Sanofi Loan Facility to fund our share of net losses under the Sanofi License Agreement, bearing interest at a rate of 8.5% per annum, with accrued interest payable in-kind and compounded quarterly, and maturing and due on September 23, 2024.

As of June 30, 2016, the amount available for future borrowings under The Mann Group Loan Arrangement was $30.1 million. A portion of these available borrowings may be used to capitalize accrued interest into principal, upon mutual agreement of the parties, as it becomes due and payable. As of June 30, 2016, the accrued and unpaid interest under The Mann Group Loan Arrangement was $7.8 million.

As of June 30, 2016, all profits and losses from Afrezza sales by Sanofi or its affiliates after April 9, 2016, the effective termination date will continue to be shared 65% by Sanofi and 35% by us pursuant to the terms of the Sanofi License Agreement until the end of the transition agreement to be leased on or before October 1, 2016. Our total share of the net losses are $70.3 million, classified as Sanofi loan facility and loss share obligation, of which $70.3 million has been borrowed under the Sanofi Loan Facility. Subsequent to June 30, 2016, we applied $0.3 million to the Sanofi Loan Facility as a prepayment equal to our share of the net profit for the second quarter of 2016. The balance remaining under the Sanofi Loan Facility is $70.0 million, which includes $4.3 million in paid-in-kind interest capitalized as additional principal. We will be required to make mandatory prepayments on any outstanding loans under the Sanofi Loan Facility from our share of any further profits received from Sanofi under the Sanofi License Agreement. Additionally, if we sell our Valencia facility, which we no longer use as our corporate headquarters, we will be required to prepay the loans under the Sanofi Loan Facility from the net cash proceeds of the sale within five business days of receipt.

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

Pursuant to our Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin for calendar years 2015 through 2019, for an aggregate total purchase price of approximately €120.1 million, of which €95.1 million is remaining at June 30, 2016. The annual minimum quantity for 2016 is €28.8 million, of which €3.4 million had been purchased as of June 30, 2016, and the remaining annual minimum quantities will be €23.3 million for the years ending December 31, 2017 through 2019. Unless earlier terminated, the term of the Insulin Supply Agreement expires on December 31, 2019 and can be renewed for additional, successive two year terms upon 12 months’ written notice, given prior to the end of the initial term or any additional two year term. We and Amphastar each have normal and customary termination rights, including termination for material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy or insolvency of the other party. In addition, we may terminate the Insulin Supply Agreement upon two years’ prior written notice to Amphastar without cause or upon 30 days’ prior written notice to Amphastar if a controlling regulatory authority withdraws approval for Afrezza, provided, however, in the event of a termination pursuant to either of the latter two scenarios, the provisions of the Insulin Supply Agreement require us to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination.

Under the terms of the Sanofi Supply Agreement, in the event that Sanofi terminates the Sanofi License Agreement for various reasons (including the reasons cited in its notice of termination to the Company), then upon written notice from the Company within

30 days following the termination date, Sanofi is obligated to purchase up to $50 million of the Company’s insulin inventory as a percentage of each lot received or receivable by the Company (the “Insulin Put Option”). On April 14, 2016, the Company provided Sanofi with written notice that it was exercising the Insulin Put Option. To date, $9.2 million was received for the sale of insulin inventory in connection with the Insulin Put Option. As future insulin purchases are made under the purchase commitment and subject to the terms of the Insulin Put Option, additional amounts will be invoiced to Sanofi.

Pursuant to the Sanofi License Agreement, we received milestone payments of $50.0 million in the first quarter of 2015 upon satisfaction of certain manufacturing milestones specified in the Sanofi License Agreement. As a result of the termination of the Sanofi License Agreement, we will not receive any additional milestone payments from Sanofi under the agreement.

During the six months ended June 30, 2016, we used $42.3 million of cash for our operating activities as a result of our net loss of $54.8 million, adjusted by non-cash charges of $17.4 million and a net decrease in assets and liabilities of $4.8 million, The non-cash charges included $4.7 million of depreciation and accretion and stock-based compensation, $2.0 million loss on foreign currency exchange, $2.6 million of interest accrued through borrowings under Sanofi Loan Facility, $5.3 million from fair valuation of warrants, $0.7 million from warrant issuance costs, $1.4 million interest accrued through borrowings from related party, and $0.7 million of impairment charges. The changes in net assets and liabilities was due to a decrease in accounts payable of $12.5 million, $12.2 million in non-current purchase commitment loss, and an increase of $2.9 million in inventory, offset by an increase of $9.2 million in deferred upfront payments, $8.3 million in purchase commitment loss — current, $2.6 million in prepaid expenses and other current assets, and $2.7 million increase in accrued expenses and other liabilities.

During the six months ended June 30, 2015, we used $14.8 million of cash for our operating activities as a result of our net loss of $59.6 million, adjusted by non-cash charges of $10.7 million and a net decrease in assets and liabilities of $34.1 million. The non-cash charges included $10.4 million of depreciation and accretion and stock-based compensation. The change in net assets and liabilities was predominately due to the receipt of a $50.0 million milestone payment from Sanofi, earned as of December 31, 2014 offset by an increase in inventory, deferred product costs from collaboration, and other accrued expenses and current liabilities.

We used $1.1 million of cash for investing activities during the six months ended June 30, 2016, compared to $8.7 million for the six months ended June 30, 2015. The $7.6 million decrease was due to a decrease in purchase of machinery and equipment.

Our financing activities provided $48.0 million of cash for the six months ended June 30, 2016, as compared to $9.9 million for the same period in 2015. For the six months ended June 30, 2016, cash provided by financing activities was primarily from $47.4 million in net proceeds received from the sale of stock and warrants pursuant to an underwritten public offering of 48,543,687 common shares. Each share of common stock was sold together with a warrant to purchase 0.75 of a share of common stock (A Warrants) and a warrant to purchase 0.25 of a share of common stock (B Warrants) for a combined purchase price of $1.03. Additionally $0.7 million was received from exercises of stock options.

Financing activities for the six months ended June 30, 2015 provided $9.9 million of cash, $2.4 million from the exercises of stock options, $9.7 million from the exercise of warrants. $0.7 million from issuance of shares under our employee stock purchase program and $2.1 million provided from at the market sales of stock. This was offset by a $4.2 million outflow associated with the achievement and payment of the second milestone to Deerfield for product launch on February 3, 2015 and $0.8 million for the payment of employment taxes related to vested restricted stock units.

As of June 30, 2016, we had $63.7 million in cash and cash equivalents. We expect to expend our capital resources for the manufacturing, sales and marketing of Afrezza and to develop our other product candidates. We also intend to use our capital resources for general corporate purposes.

If we enter into strategic business collaborations with respect to our product candidates or Afrezza for commercialization outside of the United States, we would expect, as part of the transaction, to receive additional capital. In addition, we expect to pursue the sale of equity and/or debt securities, or the establishment of other funding facilities. Issuances of debt or additional equity could impact the rights of our existing stockholders, dilute the ownership percentages of our existing stockholders and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets, including our Technosphere technology platform. There can be no assurance, however, that any strategic collaboration, sale of securities or sale or license of assets will be available to us on a timely basis or on acceptable terms, if at all. If we are unable to raise additional capital when needed or on acceptable terms, we may be required to enter into agreements with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such agreements may not be on terms as commercially favorable to us.

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

As of June 30, 2016, we did not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Due to the fixed interest rates of our debt, we currently do not have exposure to changes in our interest expense as a result of changes in interest rates. The interest rate on amounts borrowed under The Mann Group Loan Arrangement for the three and six months ended June 30, 2016 was a fixed rate equal to 5.84%. As of June 30, 2016, the total principal amount outstanding under The Mann Group Loan Arrangement was $49.5 million. We also have debt related to the 2018 notes at a fixed interest rate of 5.75%, debt related to the 2019 notes at a fixed interest rate of 9.75%, and debt related to the Tranche B notes at a fixed interest rate of 8.75%.

Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments are entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America.

If a change in interest rates equal to 10% of the interest rates on June 30, 2016 were to have occurred, this change would not have had a material effect on the value of our short-term investment portfolio or on our interest expense obligations with respect to outstanding borrowed amounts.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our supply agreement with Amphastar. Such obligations are denominated in euros. At the end of each reporting period, these liabilities, if any, are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We have not entered into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks, but may enter into foreign currency hedging transactions in the future. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. During the six months ended June 30, 2016, we made supply purchases of insulin contemplated under our supply agreement with Amphastar. If a change in the U.S. dollar to euro exchange rate equal to 10% of the U.S. dollar to euro exchange rate were to have occurred on that date, this change would have resulted in a foreign currency impact to our pre-tax losses of approximately $10.9 million.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, we concluded that our disclosure controls and procedures were not effective as of December 31, 2015 based on the material weakness identified. We did not maintain sufficient internal control over financial reporting due to the lack of operating effectiveness of our controls over the impairment testing that we performed in accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets and ASC 330-10, Inventories, as of December 31, 2015. Specifically, our review controls did not operate at a sufficient level of precision to identify certain errors, which management has determined constituted a material weakness. Further, during the three months ended, we identified a material weakness in our internal control over significant non-routine transactions. Specifically, this deficiency in operation of internal controls resulted in an inadequate evaluation of the underlying accounting guidance for transactions entered into during the quarter and insufficient review of underlying analyses.

Based on management’s assessment, including consideration of the control deficiencies discussed above, management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2016.

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

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline of the price of our common stock, several complaints were filed in the U.S. District Court for the Central District of California against us and certain of our officers and directors on behalf of certain purchasers of our common stock. These complaints have now been consolidated into a single action. The amended complaint includes claims asserted under Sections 10(b) and 20(a) of the Exchange Act and has been pled as a putative shareholder class action. In general, the complaint alleges that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of our common stock. The plaintiffs are seeking monetary damages and other relief. We will vigorously defend against the claims advanced.

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline of the price of our common stock, two motions were submitted to the District Court at Tel Aviv (Economic Department) for the certification of a class action against us and certain of our officers and directors. In general, the complaints allege that we and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of our common stock. The plaintiffs are seeking monetary damages. We will vigorously defend against the claims advanced.

Subsequent to the filing of the federal securities class action against the Company, a shareholder derivative complaint was filed in the Superior Court for the State of California, County of Los Angeles against certain of our directors and officers. The complaint alleges breaches of fiduciary duties by the defendants and other violations of law. Among other allegations, the complaint alleges that the defendants caused MannKind to make false and misleading statements or omissions of material fact regarding our business and the prospects for sales of Afrezza, thereby artificially inflating the price of our common stock. The plaintiff is seeking unspecified monetary damages and other relief, including reforms to our corporate governance and internal procedures. The defendants will vigorously defend against the claims advanced.

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

You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. The risk factors set forth below marked with an asterisk (*) did not appear as separate risk factors in, or contain changes to the similarly titled risk factors included in, Item 1A of the Annual Report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

RISKS RELATED TO OUR BUSINESS

Our prospects are heavily dependent on the successful commercialization of our only approved product, Afrezza. The continued commercialization and development of Afrezza will require substantial capital that we may not be able to obtain.*

We have expended significant time, money and effort in the development of our only approved product, Afrezza. We anticipate that in the near term our prospects and ability to generate significant revenues will heavily depend on our ability to successfully commercialize Afrezza in the United States. We anticipate that our near term revenues will also, to a much lesser extent, depend on our ability to enter into licensing arrangements for our Technosphere platform technology that involve license, milestone, royalty or other payments to us.

We assumed responsibility for worldwide commercialization of Afrezza in April 2016, prior to which time Sanofi was responsible for global commercial activities for Afrezza. We began distributing Afrezza in the United States in late July 2016, and intend to continue the commercialization of Afrezza in the United States through our own commercial organization. Successful commercialization of Afrezza is subject to many risks and there are many factors that could cause the commercialization of Afrezza to be unsuccessful, including a number of factors that are outside our control. We ultimately may be unable to gain market acceptance of Afrezza for a variety of reasons, including the treatment and dosage regimen, potential adverse effects, the availability of alternative treatments and lack of coverage or adequate reimbursement.

We have never, as an organization, launched or commercialized a product other than Afrezza, and there is no guarantee that we will be able to successfully do so with Afrezza. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established a commercial team and have hired a U.S. sales force through a contract sales organization, we will need to maintain and continue to build our commercialization capabilities in order to successfully commercialize Afrezza in the United States, and we may not have sufficient resources to do so. The market for skilled commercial personnel is highly competitive, and we may not be able to retain and find and hire all of the personnel we need on a timely basis. We have engaged a contract sales organization to conduct sales activities, but there are risks regarding whether a subcontractor will provide the level of effort and attention to Afrezza necessary for successful commercialization. In addition, Afrezza is a novel insulin therapy with a distinct profile and non-injectable administration, and we are therefore required to expend significant time and resources to train our sales force to be credible, persuasive and compliant with applicable laws in marketing Afrezza for the treatment diabetes to physicians and to ensure that a consistent and appropriate message about Afrezza is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of Afrezza and its proper administration, our efforts to successfully commercialize Afrezza could be put in jeopardy, which would negatively impact our ability to generate product revenues.

We are also responsible for negotiating and securing coverage and reimbursement for Afrezza. If we are unable to obtain coverage of, and adequate payment levels for Afrezza, physicians may limit how much or under what circumstances they will prescribe or administer Afrezza and patients may decline to purchase Afrezza, which would have an adverse effect on our ability to generate revenues.

We are also responsible for the NDA for Afrezza and its maintenance. Prior to the termination of the Sanofi License Agreement in April 2016, we had no experience with the maintenance of an NDA and may fail to comply with maintenance requirements, including timely submitting required reports. Furthermore, we are responsible for the conduct of the remaining required post-approval trials of Afrezza. Our financial and other resource constraints may result in delays or adversely impact the reliability and completion of these trials.

Maintaining and further building the internal infrastructure to further develop and commercialize Afrezza will be costly and time-consuming, and we may not be successful in our efforts or successful in obtaining financing to support those efforts.

If we fail to successfully commercialize Afrezza in the United States, our business, financial condition and results of operations will be materially and adversely affected.

If we do not obtain regulatory approval of Afrezza in foreign jurisdictions, we will not be able to market Afrezza in any jurisdiction outside of the United States, which could limit our commercial revenues. We may not be successful in establishing regional partnerships or other arrangements with third parties for the commercialization of Afrezza outside of the United States.*

While Afrezza has been approved in the United States by the FDA for glycemic control in adult patients with diabetes, it has not been approved in any other jurisdiction. In order to market Afrezza outside of the United States, we must obtain regulatory approval in each applicable foreign jurisdiction, and we may never be able to obtain such approvals. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical products outside the United States are subject to extensive regulation by foreign regulatory authorities, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for Afrezza, and we have not yet identified all of the requirements that we will need to satisfy to submit Afrezza for approval for other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support the NDA for Afrezza.

Our current strategy for the future commercialization of Afrezza outside of the United States, subject to receipt of the necessary regulatory approvals, is to seek and establish regional partnerships in foreign jurisdictions where there are appropriate commercial opportunities. It may be difficult to find collaboration partners that are able and willing to devote the time and resources necessary to successfully commercialize Afrezza. Collaborations with third parties may require us to relinquish material rights, including revenue from commercialization, on terms that we view to be less than attractive or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We may also face significant competition in seeking collaboration partners, especially in the current market, and may not be able to find a suitable collaboration partner in a timely manner on acceptable terms, or at all. Any of these factors could cause delay or prevent the successful commercialization of Afrezza in foreign jurisdictions and could have a material and adverse impact on our business, financial condition and results of operations and the market price of our common stock and other securities could decline.

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

We have a history of operating losses, we expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

We have never been profitable or generated positive cash flow from cumulative operations to date. Historically, we have reported negative cash flow from operations other than for the nine months ended September 30, 2014, for the year ended December 31, 2014, and for the three months ended March 31, 2015 as a result of our receipt of an upfront payment and milestone payments from Sanofi. As of June 30, 2016, we had an accumulated deficit of $2.9 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of Afrezza. In connection with our quarterly assessment of impairment indicators and inventory valuation for the quarter ended December 31, 2015, we identified an impairment of our long-lived assets which resulted in charges of $140.4 million in such quarter. In addition, we agreed to purchase certain annual minimum quantities of insulin for calendar years 2015 through 2019, for an aggregate total purchase price of approximately €120.1 million, of which €95.1 million is remaining at June 30, 2016. The annual minimum quantity for 2016 is €28.8 million, of which €3.4 million had been purchased as of June 30, 2016, and the remaining annual minimum quantities will be €23.3 million for the years ending December 31, 2017 through 2019. We may not have the necessary capital resources on hand in order to service this contractual commitment.

Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of June 30, 2016, we had stockholders’ deficit of $366.6 million. Our ability to achieve and sustain positive cash flow from operations and profitability depends heavily upon successfully commercializing Afrezza, and we cannot be sure when, if ever, we will generate positive cash flow from operations or become profitable.

We will need to raise additional capital to fund our operations, and our inability to do so could raise substantial doubt about our ability to continue as a going concern.*

We will need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities, including the commercialization of Afrezza and the development of other product candidates, and to avoid defaulting under the covenant in our Facility Agreement with Deerfield, which requires us to maintain at least $25.0 million in cash and cash equivalents or available borrowings under The Mann Group Loan Arrangement as of the last day of each fiscal quarter. It may be difficult for us to raise additional funds on favorable terms, or at all. As of June 30, 2016, we had stockholders’ deficit of $366.6 million, which may raise concerns about our solvency and affect our ability to raise additional capital. The extent of our additional funding requirements will depend on a number of factors, including:

•	the degree to which Afrezza is commercially successful;

•	the degree to which we are able to generate revenue from our Technosphere drug delivery platform;

•	the costs of developing and commercializing Afrezza on our own in the United States, including the costs of building our commercialization capabilities;

•	the costs of finding regional collaboration partners for the development and commercialization of Afrezza in foreign jurisdictions;

•	the demand by any or all of the holders of the 2018 notes, the 2019 notes, and the Tranche B notes to require us to repay or repurchase such debt securities if and when required;

•	our ability to repay or refinance existing indebtedness, and the extent to which the 2018 notes or any other convertible debt securities we may issue are converted into or exchanged for shares of our common stock;

•	the rate of progress and costs of our clinical studies and research and development activities;

•	the costs of procuring raw materials and operating our manufacturing facilities;

•	our obligation to make milestone payments pursuant to the Milestone Rights issued to the Milestone Purchasers and pursuant to the Milestone Rights Purchase Agreement dated July 1, 2013 (the “Milestone Agreement”);

•	our obligation to bear our share of net losses, if any, in connection with product sales by Sanofi under the Sanofi License Agreement after the Termination Date;

•	our success in establishing strategic business collaborations or other sales or licensing of assets, and the timing and amount of any payments we might receive from any such transactions;

•	actions taken by the FDA and other regulatory authorities affecting Afrezza and our product candidates and competitive products;

•	the emergence of competing technologies and products and other market developments;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;

•	the level of our legal and litigation expenses; and

•	the costs of discontinuing projects and technologies, and/or decommissioning existing facilities, if we undertake any such activities.

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

We have a substantial amount of debt pursuant to the 2018 notes, 2019 notes, Tranche B notes, The Mann Group Loan Arrangement and the Sanofi Loan Facility, and we may be unable to make required payments of interest and principal as they become due.*

As of June 30, 2016, we had $227.5 million principal amount of outstanding debt, consisting of:

•	$27.7 million principal amount of 2018 notes bearing interest at 5.75% per annum and maturing on August 15, 2018;

•	$60.0 million principal amount of 2019 notes bearing interest at 9.75% per annum, $5.0 million of which was paid in July 2016, $15.0 million of which is due and payable in July 2017, $15.0 million of which is due and payable in July 2018 and $25.0 million of which is due and payable in July and December 2019;

•	$20.0 million principal amount of Tranche B notes bearing interest at 8.75% per annum, $5.0 million of which is due and payable in each of May 2017, 2018 and 2019, the balance of which is due and payable in December 2019;

•	$49.5 million principal amount of indebtedness under The Mann Group Loan Arrangement, bearing interest at 5.84% and maturing and due on January 5, 2020; and

•	$70.3 million principal amount borrowed under the Sanofi Loan Facility to fund our share of net losses under the Sanofi License Agreement, bearing interest at a rate of 8.5% per annum, with accrued interest payable in-kind and compounded quarterly, and maturing and due on September 23, 2024.

We may borrow an additional $30.1 million under The Mann Group Loan Arrangement. The available borrowings may be used to capitalize accrued interest into principal upon mutual agreement of the parties, as accrued interest becomes due and payable under The Mann Group Loan Arrangement. As of June 30, 2016 the accrued and unpaid interest under The Mann Group Loan Arrangement was $7.8 million.

All profits and losses from Afrezza product sales by Sanofi or its affiliates, if any, will be shared 65% by Sanofi and 35% by us pursuant to the terms of the Sanofi License Agreement, and we may borrow up to an aggregate of $175.0 million pursuant to the Sanofi Loan Facility to fund our share of net losses from Afrezza product sales by Sanofi or its affiliates. Our total share of the net losses are $70.3 million as of June 30, 2016, classified as Sanofi loan facility and loss share obligation, and such amount has been borrowed under the Sanofi Loan Facility as of June 30, 2016.

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the terms of our indebtedness when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2018 notes, or certain Major Transactions as defined in the Facility Agreement in respect of the 2019 notes and the Tranche B notes, the holders of the respective debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. The 2018 notes bear interest at the rate of 5.75% per year on the outstanding principal amount, payable in cash semiannually in arrears on February 15 and August 15 of each year. The 2019 notes bear interest at the rate of 9.75% per year on the outstanding principal amount and the Tranche B notes bear interest at the rate of 8.75% on the outstanding principal amount, with accrued interest on each payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. Loans under the Sanofi Loan Facility bear interest at a rate of 8.5% per annum, paid-in-kind on a quarterly basis (2.06% per quarter compounded). Loans under The Mann Group Loan Arrangement accrue interest at a rate of 5.84% per annum, due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as we and The Mann Group mutually agree. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2018 notes, 2019 notes, Tranche B notes, or on the loans under the

Sanofi Loan Facility, or if we fail to repay or repurchase the 2018 notes, 2019 notes, Tranche B notes, or the loans under The Mann Group Loan Arrangement or the Sanofi Loan Facility when required, we will be in default under the instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

If our suppliers fail to deliver materials and services needed for the production of Afrezza in a timely and sufficient manner or fail to comply with applicable regulations, or if we fail to identify and qualify alternative suppliers, our business, financial condition and results of operations would be harmed and the market price of our common stock and other securities could decline.*

For the commercial manufacture of Afrezza, we need access to sufficient, reliable and affordable supplies of insulin, our Afrezza inhaler, the related cartridges and other materials. Currently, the only approved source of insulin for Afrezza is manufactured by Amphastar and the only source of our proprietary inert excipient, FDKP (fumaryl diketopiperazine), which is the primary component of our Technosphere technology platform, is manufactured by Lonza Group Ltd. (Lonza). We must rely on our suppliers, including Amphastar, to comply with relevant regulatory and other legal requirements, including the production of insulin and FDKP in accordance with the FDA’s cGMPs for drug products, and the production of the Afrezza inhaler and related cartridges in accordance with QSRs. The supply of any of these materials may be limited or any of the manufacturers may not meet relevant regulatory requirements, and if we are unable to obtain any of these materials in sufficient amounts, in a timely manner and at reasonable prices, or if we encounter delays or difficulties in our relationships with manufacturers or suppliers, the production of Afrezza may be delayed. Likewise, if Amphastar or Lonza ceases to manufacture or is otherwise unable to deliver insulin for Afrezza or FDKP, respectively, we will need to locate an alternative source of supply and the production of Afrezza may be delayed. If any of our suppliers is unwilling or unable to meet its supply obligations and we are unable to secure an alternative supply source in a timely manner and on favorable terms, our business, financial condition, and results of operations may be harmed and the market price of our common stock and other securities may decline.

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

Because of these and other factors, Afrezza and any other product that we develop may not gain market acceptance, which would materially harm our business, financial condition and results of operations.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably. For example, in March 2010, the Patient Protection and Affordable Care Act (“PPACA”) became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the healthcare industry. Among the provisions of PPACA of importance to us are the following:

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

We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. In connection with the audit of our financial statements for the year ended December 31, 2015, we concluded that there was a material weakness in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified related to management review controls and our impairment testing that we performed in accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets and ASC 330-10, Inventories, as of December 31, 2015. Specifically, our review controls did not operate at a sufficient level of precision to identify certain errors. As a result of this material weakness, we and our independent registered public accounting firm evaluated our internal control over financial reporting as ineffective.

We are taking steps to remediate the material weakness in our internal control over financial reporting, including designing additional training programs for relevant personnel and developing specific review procedures regarding management review controls. However, we cannot assure you that these efforts will remediate our material weakness in a timely manner, or at all. If we are unable to successfully remediate our material weakness, or identify any future material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and we may experience a loss of public confidence, which could have an adverse effect on our business, financial condition and the market price of our common stock and other securities.

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

We and certain of our executive officers and directors have been named as defendants in ongoing securities class action lawsuits that could result in substantial costs and divert management’s attention. *

We face a consolidated complaint filed in the U.S. District Court for the Central District of California against us and certain of our officers and directors on behalf of certain purchasers of our common stock. The complaint includes claims asserted under Sections 10(b) and 20(a) of the Exchange Act and has been pled as putative shareholder class actions. In general, the complaint alleges that we and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of our common stock. We and certain of our directors and executive officers have also been named in similar lawsuits filed in Israel. We intend to vigorously defend against these claims. If we are not successful in our defense, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if such claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

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

The FDA and other regulatory authorities impose significant restrictions on approved products through regulations on advertising, promotional and distribution activities. This oversight encompasses, but is not limited to, direct-to-consumer advertising, healthcare provider-directed advertising and promotion, sales representative communications to healthcare professionals, promotional programming and promotional activities involving the Internet. Regulatory authorities may also review industry-sponsored scientific and educational activities that make representations regarding product safety or efficacy in a promotional context. The FDA and other regulatory authorities may take enforcement action against a company for promoting unapproved uses of a product or for other violations of its advertising and labeling laws and regulations. Enforcement action may include product seizures, injunctions, civil or criminal penalties or regulatory letters, which may require corrective advertising or other corrective communications to healthcare professionals. Failure to comply with such regulations also can result in adverse publicity or increased scrutiny of company activities by the U.S. Congress or other legislators. Certain states have also adopted regulations and reporting requirements surrounding the promotion of pharmaceuticals. Failure to comply with state requirements may affect our ability to promote or sell our products in certain states.

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

Reports of side effects or safety concerns in related technology fields or in other companies’ clinical studies could delay or prevent us from obtaining regulatory approval for our product candidates or negatively impact public perception of Afrezza or any other products we may develop. *

At present, there are a number of clinical studies being conducted by other pharmaceutical companies involving insulin delivery systems. If other pharmaceutical companies announce that they observed frequent adverse events in their studies involving insulin therapies, we may be subject to class warnings in the label for Afrezza. In addition, the public perception of Afrezza might be adversely affected, which could harm our business, financial condition and results of operations and cause the market price of our common stock and other securities to decline, even if the concern relates to another company’s products or product candidates.

There are also a number of clinical studies being conducted by other pharmaceutical companies involving compounds similar to, or potentially competitive with, our other product candidates. Adverse results reported by these other companies in their clinical studies could delay or prevent us from obtaining regulatory approval or negatively impact public perception of our product candidates, which could harm our business, financial condition and results of operations and cause the market price of our common stock and other securities to decline.

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

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. We therefore cannot be certain that we or our licensors were the first to make the invention claimed in our owned and licensed patents or pending applications, or that we or our licensor were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, in the United States prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act, or the Leahy-Smith Act, enacted on September 16, 2011, the United States has moved to a first inventor to file system. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and may also affect patent litigation. The full effects of these changes are currently unclear as the United States Patent and Trademark Office, or USPTO, must still implement various regulations, the courts have only begun to interpret these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. In general, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, patent law continues to evolve. Several further changes to patent law are before Congress. The United States Supreme Court has exhibited an increased interest in patent law and several of its recent decisions have tended to narrow the scope of patentable subject matter related to medical products and methods. These and recent decisions of lower courts and guidelines issued by the USPTO call into question the patentability of biological inventions that had previously been considered patentable. While none of this has had an immediately apparent impact on our core technology and patents, the full and ultimate effect of these developments is not yet known. We also rely on unpatented technology, trade secrets, know-how and confidentiality agreements. We require our officers, employees, consultants and advisors to execute proprietary information and invention and assignment agreements upon commencement of their relationships with us. These agreements provide that all inventions developed by the individual on behalf of us must be assigned to us and that the individual will cooperate with us in connection with securing patent protection on the invention if we wish to pursue such protection. We also execute confidentiality agreements with outside collaborators. There can be no assurance, however, that our inventions and assignment agreements and our confidentiality agreements will provide meaningful protection for our inventions, trade secrets, know-how or other proprietary information in the event of unauthorized use or disclosure of such information. If any trade secret, know-how or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, our business, results of operations and financial condition could be adversely affected.

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

Interference proceedings brought by the USPTO, may be necessary to determine the priority of inventions with respect to our patent applications or those of our collaborators or licensors. Additionally, the Leahy-Smith Act has greatly expanded the options for post-grant review of patents that can be brought by third parties. In particular Inter Partes Review (IPR) has resulted in a higher rate of claim invalidation, due in part to the much reduced opportunity to repair claims by amendment as compared to re-examination, as well as the lower standard of proof used at the USPTO as compared to the federal courts. With the passage of time an increasing number of patents related to successful pharmaceutical products are being subjected to IPR. Moreover, the filing of IPR petitions has been used by short-sellers as a tool to help drive down stock prices. Litigation, post-grant review, or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to our management. We may not be able, alone or with our collaborators and licensors, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States. We may not prevail in any litigation, post-grant review, or interference proceeding in which we are involved. Even if we do prevail, these proceedings can be very expensive and distract our management.

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

In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for: issuance upon the exercise of stock options, warrant exercises, and the vesting of restricted stock unit awards; the purchase of shares of common stock under our employee stock purchase program; and the issuance of shares upon exchange or conversion of the 2018 notes or any other convertible debt we may issue. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance or sale of substantial amounts of common stock, or the perception that such issuances or sales may occur, could adversely affect the market price of our common stock and other securities.

As a result of the death of Alfred E. Mann, our founder and former largest stockholder, the stock that he previously controlled is currently controlled by various trusts, and we cannot assure you of the manner in which the trustees will manage the holdings.*

At June 30, 2016, the estate of Alfred E. Mann beneficially owned approximately 32.1% of our outstanding shares of capital stock, including shares held in the Alfred E. Mann Living Trust, Mann Group LLC, Mannco LLC, Biomed Partners, LLC and Biomed Partners II, LLC (collectively, the “Mann Affiliated Entities”).

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

The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:

•	the progress of our recent commercial launch of Afrezza in the United States and other events or circumstances that we or others estimate will impact the future commercial success of Afrezza;

•	our ability to obtain marketing approval for Afrezza outside of the United States and to find collaboration partners for the commercialization of Afrezza in foreign jurisdictions;

•	our future estimates of Afrezza sales, prescriptions or other operating metrics;

•	our ability to successful commercialize our Technosphere drug delivery platform;

•	the progress of preclinical and clinical studies of our product candidates and of post-approval studies of Afrezza required by the FDA;

•	the results of preclinical and clinical studies of our product candidates;

•	general economic, political or stock market conditions;

•	legislative developments;

•	announcements by us, our collaborators, or our competitors concerning clinical study results, acquisitions, strategic alliances, technological innovations, newly approved commercial products, product discontinuations, or other developments;

•	the availability of critical materials used in developing and manufacturing Afrezza or other product candidates;

•	developments or disputes concerning our relationship with any of our current or future collaborators or third party manufacturers;

•	developments or disputes concerning our patents or proprietary rights;

•	the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals;

•	announcements by us concerning our financial condition or operating performance;

•	changes in securities analysts’ estimates of our financial condition or operating performance;

•	general market conditions and fluctuations for emerging growth and pharmaceutical market sectors;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	the status of any legal proceedings or regulatory matters against or involving us or any of our executive officers and directors; and

•	discussion of Afrezza, our other product candidates, competitors’ products, or our stock price by the financial and scientific press, the healthcare community and online investor communities such as chat rooms. In particular, it may be difficult to verify statements about us and our investigational products that appear on interactive websites that permit users to generate content anonymously or under a pseudonym and statements attributed to company officials may, in fact, have originated elsewhere.

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

The future sale of our common stock, the exchange or conversion of our 2018 notes into common stock or the exercise of our warrants for common stock could negatively affect the market price of our common stock and other securities. *

As of August 1, 2016, we had 478,048,448 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise the issuance of additional shares of our common stock upon the exchange or conversion of some or all of our 2018 notes or upon the exercise of outstanding warrants, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes and warrants may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

We have a limited number of unreserved shares available for future issuance, which may impair our ability to conduct future financing and other transactions.*

Our amended and restated certificate of incorporation currently authorizes us to issue up to 700,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of August 1, 2016, we had a total of 221,951,552 shares of common stock that were authorized but unissued, and we have currently reserved a significant number of these shares for future issuance pursuant to outstanding equity awards, outstanding warrants, our equity plans and our 2018 notes. As a result, our ability to issue shares of common stock other than pursuant to existing arrangements will be limited until such time, if ever, that we are able to amend our amended and restated certificate of incorporation to further increase our authorized shares of common stock or shares currently reserved for issuance otherwise become available (for example, due to the termination of the underlying agreement to issue the shares).

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on November 19, 2007).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of common stock certificate (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 18, 2013).

4.3	Form of 9.75% Senior Secured Convertible Promissory Note due 2019 (incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.4	Form of Amended and Restated 9.75% Senior Secured Convertible Promissory Note due 2019 (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 3, 2014).

4.5	Form of Tranche B Senior Secured Note due 2019 (incorporated by reference to Exhibit 4.8 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50856), filed with the SEC on May 12, 2014).

Exhibit Number	Description of Document

4.6	Milestone Rights Purchase Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.7	Guaranty and Security Agreement, dated as of July 1, 2013, by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.8	Facility Agreement, dated as of July 1, 2013, by and among MannKind Corporation, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.9	First Amendment to Facility Agreement and Registration Rights Agreement, dated as of February 28, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 3, 2014).

4.10	Second Amendment to Facility Agreement and Registration Rights Agreement, dated as of August 11, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 4.14 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 10, 2014).

4.11	Senior Secured Revolving Promissory Note, dated as of September 23, 2014, by and between MannKind Corporation and Aventisub LLC (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 29, 2014).

4.12	Guaranty and Security Agreement, dated as of September 23, 2014, by and among MannKind Corporation, MannKind LLC and Aventisub LLC (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 29, 2014).

4.13	Indenture, by and between MannKind and U.S. Bank (as successor trustee to Wells Fargo, N.A., dated August 10, 2015 (incorporated by reference to Exhibit 4.18 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 10, 2015).

4.14	Form of 5.75% Convertible Senior Subordinated Exchange Note due 2018 (included in Exhibit 4.18 as Exhibit A thereto) (incorporated by reference to Exhibit 4.19 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 10, 2015).

4.15	Form of Warrant to Purchase Common Stock issued November 16, 2015 (incorporated by reference to Exhibit 4.17 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 15, 2016).

4.16	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 10, 2016).

4.17	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 10, 2016).

10.1+	MannKind Corporation 2013 Equity Incentive Plan, as amended.

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 10, 2016).

10.3	Engagement Letter, dated May 8, 2016, by and between MannKind and H.C. Wainwright & Co. LLC (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 10, 2016).

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

Exhibit Number	Description of Document

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

+	Indicates management contract

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2016	MANNKIND CORPORATION

	By:	/s/ MATTHEW J. PFEFFER
Matthew J. Pfeffer
Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)