Form 10-Q/A
period 2016-06-30
MANNKIND CORP
filed 2016-08-10
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of MannKind Corporation for the quarter ended June 30, 2016, originally filed with the Securities and Exchange Commission on August 9, 2016 (the “Original Filing”). We are filing this Amendment for the sole purpose of correcting certain errors in the Interactive Data Files included with the Original Filing as Exhibit 101 thereto. Amended Interactive Data Files are filed with this Amendment as Exhibit 101.

In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are also filing with this Amendment a new certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, by our Chief Executive Officer and Chief Financial Officer, which is attached to this Amendment as Exhibit 31.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as indicated in this Amendment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2016	MANNKIND CORPORATION

	By:	/s/ MATTHEW J. PFEFFER
Matthew J. Pfeffer
Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.