Form 10-Q
period 2016-09-30
MANNKIND CORP
filed 2016-11-09
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016, there were 478,376,869 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2016

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value and share data)

	September 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$35,530	$59,074
Accounts receivable	3,137	23
Inventory	5,124	—
Deferred costs from collaboration	—	13,539
Deferred costs from commercial product sales	279	—
Prepaid expenses and other current assets	4,534	4,018

Total current assets	48,604	76,654
Property and equipment - net	46,825	48,749
Other assets	702	1,009

Total assets	$96,131	$126,412

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,093	$15,599
Accrued expenses and other current liabilities	14,164	7,929
Facility financing obligation	70,888	74,582
Deferred sales from collaboration	—	17,503
Deferred payments from collaboration	462	140,231
Deferred revenue	2,014	—
Recognized loss on purchase commitments - current	8,340	12,475
Warrant liability	4,871	—

Total current liabilities	105,832	268,319
Note payable to our principal stockholder	49,521	49,521
Sanofi loan facility and loss share obligation	71,210	62,371
Senior convertible notes - long term	27,629	27,613
Recognized loss on purchase commitments - long term	63,229	53,692
Other liabilities	17,397	15,225

Total liabilities	334,818	476,741

Commitments and contingencies

Stockholders’ deficit:
Undesignated preferred stock, $0.01 par value - 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value - 700,000,000 and 550,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; 478,362,548 and 428,670,943 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	4,784	4,287
Additional paid-in capital	2,548,090	2,508,633
Accumulated other comprehensive loss	(21)	(20)
Accumulated deficit	(2,791,540)	(2,863,229)

Total stockholders’ deficit	(238,687)	(350,329)

Total liabilities and stockholders’ deficit	$96,131	$126,412

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Net revenue - collaboration	$161,781	$—	$161,781	$—
Net revenue - commercial product sales	573	—	573	—

Total net revenue	162,354	—	162,354	—
Expense:
Product costs - collaboration	22,742	—	22,742	—
Cost of goods sold	4,331	8,115	15,567	15,688
Research and development	3,917	6,341	13,357	23,455
Selling, general and administrative	13,135	11,547	31,595	32,649

Total expenses	44,125	26,003	83,261	71,792

Income (loss) from operations	118,229	(26,003)	79,093	(71,792)
Change in fair value of warrant liability	13,185	—	7,879	—
Interest income	28	2	70	8
Interest expense on notes	(4,166)	(4,145)	(12,567)	(17,899)
Interest expense on note payable to our principal stockholder	(729)	(729)	(2,172)	(2,164)
Loss on extinguishment of debt	—	(1,049)	—	(1,049)
Other (expense) income	(27)	67	(613)	1,470

Income (loss) before income tax benefit (expense)	126,520	(31,857)	71,690	(91,426)
Income tax benefit (expense)	—	—	—	—

Net income (loss)	$126,520	$(31,857)	$71,690	$(91,426)

Net income (loss) per share - basic	$0.26	$(0.08)	$0.16	$(0.23)

Net income (loss) per share - diluted	$0.26	$(0.08)	$0.16	$(0.23)

Shares used to compute basic net income (loss) per share	478,137	405,199	454,188	401,734

Shares used to compute diluted net income (loss) per share	482,744	405,199	454,366	401,734

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss)	$126,520	$(31,857)	$71,690	$(91,426)
Other comprehensive (loss) income:
Cumulative translation (loss) gain	—	1	(1)	(5)

Comprehensive income (loss)	$126,520	$(31,856)	$71,689	$(91,431)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$71,690	$(91,426)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and accretion	3,097	10,094
Stock-based compensation expense	4,130	6,378
Loss on disposal of property and equipment	—	27
Interest on note payable to our principal stockholder	2,172	2,193
Loss on foreign currency exchange	3,035	—
Warrant fair value adjustment	(7,879)	—
Series A Warrant issuance costs included in financing	653	—
Loss on extinguishment of debt	—	1,049
Interest incurred through borrowings under Sanofi Loan Facility	4,125	798
Other, net	717	(5)
Changes in operating assets and liabilities:
Accounts receivable	(3,114)	48,757
Inventory	(5,124)	(13,732)
Deferred costs from collaboration	13,539	(13,539)
Deferred costs from commercial product sales	(279)	—
Prepaid expenses and other current assets	(516)	6,979
Other assets	307	(672)
Accounts payable	(10,288)	(2,698)
Accrued expenses and other current liabilities	6,575	(5,922)
Deferred sales from collaboration	(17,503)	17,038
Deferred payment from collaboration	(135,056)	—
Deferred revenue	2,014	—
Recognized loss on purchase commitments	2,367	—

Net cash used in operating activities	(65,338)	(34,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,144)	(9,969)
Proceeds from sale of property and equipment	17	78

Net cash used in investing activities	(1,127)	(9,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	772	13,524
Proceeds from direct placement	50,000	—
Issuance costs associated with direct placement	(2,690)	—
Payment of 2015 notes	—	(64,287)
Principal payments on notes payable to Deerfield	(5,000)	—
Payment of debt issuance costs on 2018 notes	—	(831)
Milestone payment	—	(4,219)
Other	—	40
Proceeds from issuance of common stock pursuant to at-the-market issuance	—	14,536
Issuance costs of at-the-market issuance	—	(271)
Payment of employment taxes related to vested restricted stock units	(161)	(1,833)

Net cash provided by (used in) financing activities	42,921	(43,341)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,544)	(87,913)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,074	120,841

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,530	$32,928

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash, net of amounts capitalized	7,198	11,439
Payment of 2015 Notes and interest through issuance of common stock	—	8,253
Reclassification of deferred payments from collaboration to Sanofi loan facility and loss share obligation	4,713	28,150
Cost incurred for construction in progress included in accounts payable and accrued liabilities	—	192

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2016 may not be indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these accompanying financial statements involve assessing inventory, long-lived assets and deferred costs for impairment, accrued expenses, deferred sales and payments from collaboration, purchase commitments, valuation of stock-based compensation and warrants and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets as well as revenue sold through to the end customer. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.

Business

MannKind is a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes. The Company’s only marketed product, Afrezza (insulin human) inhalation powder, is a rapid-acting inhaled insulin that was approved by the U.S. Food and Drug Administration (the “FDA”) on June 27, 2014 to improve glycemic control in adult patients with diabetes.

Basis of Presentation

The Company’s primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, raising capital, and commercial manufacturing. In 2016, the Company commenced commercial sales and marketing activities related to Afrezza. It is costly to develop and conduct clinical studies for therapeutic products, as well as to establish and maintain commercial sales and marketing capabilities. As of September 30, 2016, the Company had an accumulated deficit of $2.8 billion and has reported negative cash flow from operations since inception, other than for the nine months ended September 30, 2014, the year ended December 31, 2014, and for the three months ended March 31, 2015, as a result of receipt of the upfront payment and milestone payments from Sanofi-Aventis U.S. LLC (“Sanofi”) related to a license and collaboration agreement previously in effect.

In May 2016, pursuant to a previously filed Form S-3 Registration Statement, which was declared effective by the SEC on April 27, 2016, the Company sold in a registered public offering 48,543,692 shares of its common stock, together with warrants to purchase up to 48,543,692 shares of the Company’s common stock. Net proceeds from this offering were approximately $47.4 million after deducting placement agent fees and expenses and paying for offering expenses, excluding any future proceeds from the exercise of the warrants. (See Note 14 — Warrants).

At September 30, 2016, the Company’s capital resources consisted of cash and cash equivalents of $35.5 million. The Company expects to continue to incur significant expenditures to support commercial manufacturing and sales and marketing of Afrezza and the development of its product candidates. The facility agreement (the “Facility Agreement”) with Deerfield Private Design Fund II, L.P. (“Deerfield Private Design Fund”) and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) and the First Amendment to Facility Agreement and Registration Rights Agreement (the “First Amendment”) that resulted in the issuance of an additional tranche of notes (see Note 13 — Facility Agreement) requires the Company to maintain at least $25.0 million in cash and cash equivalents or available borrowings under the loan arrangement, dated as of October 2, 2007, between the Company and The Mann Group LLC (as amended, restated, or otherwise modified as of the date hereof, “The Mann Group Loan Arrangement”), as of the last day of each fiscal quarter.

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

Under the Sanofi License Agreement, worldwide profits and losses, which were determined based on the difference between the net sales of Afrezza and the costs and expenses incurred by the Company and Sanofi that were specifically attributable or related to the development, regulatory filings, manufacturing, or commercialization of Afrezza, were shared 65% by Sanofi and 35% by the Company until Sanofi ceased distributing Afrezza. In connection with the Sanofi License Agreement, an affiliate of Sanofi provided the Company with a secured loan facility (the “Sanofi Loan Facility”) of up to $175.0 million to fund the Company’s share of net losses under the Sanofi License Agreement.

The Sanofi License Agreement and Sanofi Supply Agreement terminated, effective April 4, 2016, following which the Company assumed responsibility for the worldwide development and commercialization of Afrezza from Sanofi. Under the terms of the transition agreement, Sanofi continued to fulfill orders for Afrezza in the United States until the Company began distributing MannKind-branded Afrezza product to major wholesalers during the week of July 25, 2016.

Additional funding sources that are, or in certain circumstances may be, available to the Company, include approximately $30.1 million principal amount of available borrowings under The Mann Group Loan Arrangement. A portion of these available borrowings may be used to capitalize accrued interest into principal, upon mutual agreement of the parties, as it becomes due and payable under The Mann Group Loan Arrangement (see Note 5 — Related-Party Arrangements). The Company cannot provide assurances that its plans will not change or that changed circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. The Company is seeking and will need to raise additional capital, whether through a sale of equity or debt securities, a strategic business collaboration with a pharmaceutical company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to continue the development and commercialization of Afrezza and its product candidates and to support its other ongoing activities. However, the Company cannot provide assurances that such additional capital will be available on acceptable terms or at all.

Reclassifications

Certain amounts from previous periods in the condensed consolidated statement of cash flows have been reclassified to conform to the 2016 presentation. Specifically interest on note payable to our principal stockholder has been reclassified from other liabilities. Additionally, on the condensed consolidated statement of operations, product manufacturing has been renamed to cost of goods sold.

Revenue Recognition – Net Revenue – Collaboration

On April 5, 2016 the Company assumed responsibility for the worldwide development and commercialization of Afrezza from Sanofi. Under terms of the transition agreement, Sanofi continued to fulfill orders for Afrezza in the United States until the Company began distributing MannKind-branded Afrezza product to major wholesalers during the week of July 25, 2016. As previously disclosed, profits and losses incurred by the Company and Sanofi that were specifically attributable or related to the development, regulatory filings, manufacturing, or commercialization of Afrezza, were shared 65% by Sanofi and 35% by the Company until Sanofi ceased selling Afrezza.

The Company analyzed the agreements entered into with Sanofi at their inception to determine whether the consideration, paid or payable to the Company, or a portion thereof, could be recognized as revenue. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price of each deliverable and the appropriate revenue recognition principles are applied to each unit.

The assessment of multiple element arrangements requires judgment in order to determine the appropriate units of accounting and the points in time that, or periods over which, revenue should be recognized. Under the terms of the Sanofi License Agreement, Sanofi Supply Agreement and the Sanofi Loan Facility, the Company determined that the arrangement contained significant deliverables including (i) licenses to develop and commercialize Afrezza and to use the Company’s trademarks, (ii) development activities, and

(iii) manufacture and supply services for Afrezza. Due to the proprietary nature of the manufacturing services to be provided by the Company, the Company determined that all of the significant deliverables should be combined into a single unit of accounting. The Company believes that the manufacturing services are proprietary due to the fact that since the late 1990’s, the Company has developed proprietary knowledge and patented equipment and tools that are used in the manufacturing process of Afrezza. Due to the complexities of particle formulation and the specialized knowledge and equipment needed to handle the Afrezza powder, neither Sanofi nor, to the Company’s knowledge, any third-party contract manufacturing organization currently possesses the capability of manufacturing Afrezza.

In order for revenue to be recognized, the seller’s price to the buyer must be fixed or determinable. Prior to the third quarter of 2016, because the Company did not have the ability to estimate the amount of costs that would potentially be incurred under the loss share provision related to the Sanofi License Agreement and the Sanofi Supply Agreement, the Company believed this requirement for revenue recognition had not been met.

Therefore, the Company had recorded the $150.0 million up-front payment and the two milestone payments of $25.0 million each as deferred payments from collaboration. In addition, as of December 31, 2015 the Company had recorded $17.5 million in Afrezza product shipments to Sanofi as deferred sales from collaboration and recorded $13.5 million as deferred costs from collaboration. Deferred costs from collaboration represented the costs of product manufactured and shipped to Sanofi, as well as certain direct costs associated with a firm purchase commitment entered into in connection with the collaboration with Sanofi.

During the three months ended September 30, 2016, the Company determined that the remaining costs under the Sanofi License Agreement and the Sanofi Supply Agreement were reasonably estimable. Accordingly, the fixed or determinable fee requirement for revenue recognition was met and there are no future obligations to Sanofi. Therefore, the Company recognized $161.8 million of net revenue – collaboration for the three and nine months ended September 30, 2016. The revenue recognized includes the upfront payment of $150.0 million and the two milestone payments of $25.0 million each, net of $64.8 million of net loss share with Sanofi, as well as $17.4 million in sales of Afrezza and $9.2 million from sales of raw insulin, both to Sanofi. These payments and sales were made pursuant to the contractual terms of the agreements with Sanofi.

Revenue Recognition – Net Revenue – Commercial Product Sales

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. When the accounting requirements for revenue recognition are not met, the Company defers the recognition of revenue by recording deferred revenue on the balance sheet until such time that all criteria are met.

The Company sells Afrezza in the United States to Integrated Commercialization Solutions (“ICS”) Direct and wholesale pharmaceutical distributors and, through them, to retail pharmacies, which are collectively referred to as “customers”. These sales are subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration. For the three and nine months ended September 30, 2016, net revenue – commercial product sales consisted of $0.6 million of net sales of Afrezza dispensed to patients. The net sales took place in the third quarter as a result of the Company’s re-launch in July 2016.

With respect to sales to customers, the Company has entered into a Commercial Outsourcing Services Agreement with ICS, a third party logistics provider, under which ICS will distribute MannKind product to wholesalers on its behalf. To enable the Company to distribute product in all necessary jurisdictions, on July 1, 2016 the Company entered into a first amendment to its contract with ICS for an interim period. Under this amendment, ICS, through ICS Direct, will purchase product from the Company and title and risk of loss transfers to ICS Direct. However, because (1) the Company indemnifies and holds harmless ICS for all accounts receivable arising out of commercial product sales under the first amendment that are not collected from the customers according to payment terms, and (2) ICS Direct may return product to the Company under the right of return described below, the Company has concluded that it cannot recognize revenue upon transfer of product to ICS or further, to ICS Direct.

The Company provides the right of return to ICS Direct and its wholesale distributors and, through them, to its retail pharmacy customers for unopened product for a limited time before and after its expiration date. Once the product has been prescribed and dispensed to the patient, any right of return ceases to exist.

Given the Company’s limited sales history for Afrezza, the Company cannot reliably estimate expected returns of the product at the time of shipment into the distribution channel. Accordingly, the Company defers recognition of revenue on Afrezza product shipments until the right of return no longer exists, which occurs at the earlier of the time Afrezza is dispensed from pharmacies to patients or expiration of the right of return. The Company recognizes revenue based on Afrezza patient prescriptions dispensed as estimated by syndicated data provided by a third party. The Company also analyzes additional data points to ensure that such third-party data is reasonable including data related to inventory movements within the channel and ongoing prescription demand.

On September 26, 2016, the Company provided notice to ICS of its election to terminate the interim period agreement effective December 15, 2016. We expect this termination election will not impact our recognition of revenue. After that date, ICS will no longer take title to inventory. However, the Commercial Outsourcing Services Agreement will continue to apply and ICS will continue to distribute MannKind product to wholesalers on its behalf.

The Company recorded $2.0 million in deferred revenue on its condensed consolidated balance sheet, of which $1.6 million (net of estimated gross-to-net adjustments) represents product shipped to our third-party logistics provider and wholesale distributors, but not dispensed to patients as of September 30, 2016. Deferred revenue also includes $0.4 million that we have received for the sale of surplus raw materials to a third party, where delivery was made after September 30, 2016. In addition, the costs of Afrezza associated with the deferred revenue are recorded as deferred costs until such time the related deferred revenue is recognized.

Gross-to-net Adjustments

Estimated gross-to-net adjustments for Afrezza include wholesaler distribution fees, prompt pay discounts, estimated rebates and patient discount programs, and are based on estimated amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of the Company’s agreements with its customers and the levels of inventory within the distribution and retail channels that may result in future rebates or discounts taken. In certain cases, such as patient support programs, the Company recognizes the cost of patient discounts as a reduction of revenue based on estimated utilization. If actual future results vary, the Company may need to adjust these estimates, which could have an effect on product revenue in the period of adjustment. The Company records product sales deductions in the statement of operations at the time product revenue is recognized.

Product Returns

The Company does not provide a reserve for product refunds for sales of Afrezza due to its revenue recognition policy of deferring recognition of revenue on product shipments of Afrezza until the right of return no longer exists.

Wholesaler Distribution Fees

The Company pays distribution fees to certain wholesale distributors based on contractually determined rates. The Company accrues the distribution fees on shipment to the respective wholesale distributors and recognizes the distribution fees as a reduction of revenue in the same period the related revenue is recognized.

Prompt Pay Discounts

The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. The Company accounts for cash discounts by reducing accounts receivable by the prompt pay discount amount and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

Rebates

The Company participates in federal and state government-managed Medicare and Medicaid rebate programs and intends to pursue participation in certain other qualifying federal and state government programs whereby discounts and rebates are provided to participating federal and state government entities. Rebates provided through these other qualifying programs will be included in the Medicaid/Medicare rebate accrual and are considered Medicaid/Medicare rebates for the purposes of this discussion. The Company accounts for these rebates by establishing an accrual equal to the estimate of rebate claims attributable to a sale and determines its estimate of the rebates accrual based on historical payor data provided by a third-party vendor along with additional data including a forecasted participation rate for Medicare and Medicaid. From that data, as well as input received from the commercial team, an estimated participation rate for Medicare and Medicaid is determined and applied at the mandated rate for those sales. Any new information regarding changes in the programs’ regulations and guidelines or any changes in the Company’s government price reporting calculations that would impact the amount of the rebates will also be taken into account in determining or modifying the appropriate reserve. The time period between the date the product is sold into the channel and the date such rebates are paid ranges from approximately six to nine months. As such, continuous monitoring of these estimates will be performed on a periodic basis and if necessary, adjusted to reflect new facts and circumstances. Rebates are recognized as a reduction of revenue in the period the related revenue is recognized.

Patient Discount and Co-Pay Assistance Programs

The Company offers discount card programs to patients for Afrezza in which patients receive discounts on their prescriptions or a reduction in their co-pay amounts that are reimbursed by the Company. The Company estimates the total amount that will be redeemed based on levels of inventory in the distribution and retail channels and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

Deferred costs from collaboration

Deferred costs from collaboration represents the costs of product manufactured and sold to Sanofi, as well as certain direct costs associated with a firm purchase commitment entered into in connection with the collaboration with Sanofi. During the third quarter of 2016, the costs related to the Sanofi product sales were recognized as product costs – collaboration in the condensed consolidated statement of operations.

Deferred costs from commercial product sales

Deferred costs from commercial product sales represents the cost of product (including labor, overhead and costs to ship to third party logistics) shipped to ICS and wholesale distributors, but not dispensed by pharmacies to patients.

Cost of goods sold

Cost of goods sold includes the costs related to Afrezza product dispensed by pharmacies to patients as well as under-absorbed labor and overhead, foreign currency exchange impact and inventory write-offs, which are recorded as expenses in the period in which they are incurred rather than as a portion of the inventory cost.

Recognized loss on purchase commitments

The Company assesses whether losses on long term purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for the future purchases of inventory items are recognized unless recoverable. When making the assessment, the Company also considers whether it is able to renegotiate with its vendors. The recognized loss on purchase commitments is reduced as inventory items are purchased.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying financial statements for cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair value due to their relatively short maturities. The fair value of the cash equivalents, note payable to our principal stockholder, senior convertible notes, the Facility Agreement, the Sanofi Loan Facility and warrant liability are discussed in Note 8 — Fair Value of Financial Instruments.

Stock-based compensation

Share-based payments to employees, including grants of stock options, restricted stock units, performance-based awards and the compensatory elements of employee stock purchase plans, are recognized in the condensed consolidated statements of operations based upon the fair value of the awards at the grant date. The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options and the compensatory elements of employee stock purchase plans. Restricted stock units are valued based on the market price on the grant date. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period. At the point that it becomes probable that the performance conditions will be met, the Company will record a cumulative catchup of the expense from the grant date to the current date, and the Company will then amortize the remainder of the expense over the remaining service period.

Warrants

The Company accounts for its warrants as either equity or liabilities based upon the characteristics and provisions of each instrument and evaluation of sufficient authorized shares available to satisfy the obligations. Warrants classified as derivative liabilities are recorded on the Company’s condensed consolidated balance sheets at their fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized in the condensed consolidated statements of operations. The Company estimates the fair value of its derivative liabilities using a third party valuation analysis that utilizes a Monte Carlo pricing valuation model and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as expected volatility, expected life, yield, and risk-free interest rate. Warrants classified as equity are recorded within additional paid in capital at the issuance date and are not re-measured in subsequent periods, unless the underlying assumptions change to trigger liability accounting.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date.

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

In August 2014, the FASB issued ASU No. 2014-15, which provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; early adoption is permitted. The adoption of this standard is not expected to materially impact the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Topic 330, inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments indicate that after adoption an entity should measure inventory within the scope of the ASU at the lower of cost and net realizable value. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU No. 2015-11 will have no impact on the Company’s consolidated financial statements because the Company currently measures inventory at the lower of cost and net realizable value.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard seeks to reduce diversity in practice related to the classification of certain transactions in the Statement of Cash Flows. For public business entities, the amendments in this standard are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is evaluating the impact the adoption of ASU No. 2016-15 will have on its consolidated financial statements.

2. Inventories

Inventories consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$2,666	$—
Work-in-process	1,774	—
Finished goods	684	—

Total Inventory	$5,124	$—

As of December 31, 2015, the Company recorded a write-off of all of its inventory. As of September 30, 2016, raw materials consists only of insulin which the Company intends to sell to Sanofi under the Insulin Put Option as described in Note 11. Work-in-process and finished goods as of September 30, 2016 includes conversion costs but not materials cost because the materials used in its production were previously written-off.

3. Property and Equipment

Property and equipment — net consist of the following (dollar amounts in thousands):

	Estimated Useful Life (Years)	September 30, 2016	December 31, 2015
Land	—	$3,435	$3,435
Buildings	39-40	21,590	21,590
Building improvements	5-40	60,584	60,584
Machinery and equipment	3-15	67,996	68,434
Furniture, fixtures and office equipment	5-10	4,114	4,114
Computer equipment and software	3	9,519	9,519
Construction in progress	—	203	586

		167,441	168,262
Less accumulated depreciation		(120,616)	(119,513)

Total property and equipment — net		$46,825	$48,749

The December 31, 2015 balances have been reclassified to the current year presentation by allocating an impairment of $140.4 million to the individual asset groups. An additional impairment of $0.7 million was charged to the individual asset groups for the nine months ended September 30, 2016.

Depreciation expense related to property and equipment for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Depreciation expense	$597	$3,165	$1,775	$8,282

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Salary and related expenses	$7,533	$5,662
Sales and marketing services	4,036	—
Professional fees	1,300	931
Discounts and allowances for commercial product sales	623	—
Other services	260	309
Accrued interest	212	615
Other	200	174
Construction in progress	—	238

Accrued expenses and other current liabilities	$14,164	$7,929

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

As of September 30, 2016, the total principal amount outstanding under The Mann Group Loan Arrangement was $49.5 million, and the amount available for future borrowings was $30.1 million. Interest, at a fixed rate of 5.84%, is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as the Company and The Mann Group mutually agree. All or any portion of accrued and unpaid interest that becomes due and payable may be paid-in-kind and capitalized as additional borrowings at any time and would be classified as non-current upon mutual agreement of both parties. As of September 30, 2016, the Company had accrued $8.6 million of interest in other long term liabilities. The Mann Group can require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months (less approximately $105.0 million aggregate principal amount that has been cancelled in connection with two common stock purchase agreements). If The Mann Group exercises this right, the Company will have 90 days after The Mann Group provides written notice (or the number of days to maturity of the note if less than 90 days) to prepay such advances. However, pursuant to a letter agreement entered into in August 2010, The Mann Group has agreed to not require the Company to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require the Company to use its working capital resources. The Mann Group entered into a subordination agreement with Deerfield pursuant to which The Mann Group agreed with Deerfield not to demand or accept any payment under The Mann Group Loan Arrangement until the Company’s payment obligations to Deerfield under the Facility Agreement have been satisfied in full. Subject to the foregoing, in the event of a default under The Mann Group Loan Arrangement, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under The Mann Group Loan Arrangement are unsecured. The Mann Group Loan Arrangement contains no financial covenants.

During the nine months ended September 30, 2016, there were no additional borrowings under or amendments to The Mann Group Loan Arrangement.

In May 2015, the Company entered into a sublease agreement with the Alfred Mann Foundation for Scientific Research (the “Mann Foundation”), a California not-for-profit corporation. The lease is for approximately 12,500 square feet of office space in Valencia, California and expires in April 2017. The office space contains the Company’s principal executive offices.

Lease payments to the Mann Foundation for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Lease Payments	$67	$65	$200	$109

The Company has entered into indemnification agreements with each of its directors and executive officers, in addition to the indemnification provided for in its amended and restated certificate of incorporation and amended and restated bylaws (see Note 11 — Commitments and Contingencies).

6. Senior Convertible Notes

Senior convertible notes consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Principal amount	$27,690	$27,690
Unamortized premium	486	660
Unaccreted debt issuance costs	(547)	(737)

Net carrying amount	$27,629	$27,613

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

The Company incurred approximately $0.8 million in issuance costs, which are recorded as an offset to the 2018 notes, in the accompanying condensed consolidated balance sheets. These costs are being accreted to interest expense using the effective interest method over the term of the 2018 notes.

Amortization of the premium related to the 2018 notes was $59,000 and $174,000 during the three and nine months ended September 30, 2016, respectively. Amortization of the premium related to the 2018 notes was $29,000 during the three and nine months ended September 30, 2015. Accretion of debt issuance expense related to the 2018 notes during the three and nine months ended September 30, 2016 was $65,000 and $190,000, respectively. There was no accretion of debt issuance expense related to the 2018 notes during the three and nine months ended September 30, 2015.

7. Collaboration Arrangement

Sanofi License Agreement and Sanofi Supply Agreement

See Note 1 under Basis of Presentation, for accounting considerations related to the Company’s license and collaboration agreement with Sanofi which was terminated effective April 4, 2016.

Sanofi Loan Facility

On September 23, 2014, the Company entered into the Sanofi Loan Facility, consisting of a senior secured revolving promissory note and a guaranty and security agreement (the “Security Agreement”) with an affiliate of Sanofi which provides the Company with a secured loan facility of up to $175.0 million to fund the Company’s share of net losses under the Sanofi License Agreement. In the event of certain future defaults under the Sanofi Loan Facility for which the Company is not able to obtain waivers, the lender under the Sanofi Loan Facility may accelerate all of the Company’s repayment obligations, and take control of the Company’s pledged assets, potentially requiring the Company to renegotiate the terms of its indebtedness on terms less favorable to the Company, or to immediately cease operations.

The obligations of the Company under the Sanofi Loan Facility are guaranteed by the Company’s wholly-owned subsidiary, MannKind LLC, and are secured by a first priority security interest in certain insulin inventory located in the United States and any contractual rights and obligations pursuant to which the Company purchases or has purchased such insulin, and a second priority security interest in the Company’s assets that secure the Company’s obligations under the Facility Agreement, as amended. In addition, the Company granted to Sanofi, as additional security for the obligations under the Sanofi Loan Facility, a first priority mortgage on the Company’s facility in Valencia, California, which has a carrying value of $17.4 million as of September 30, 2016.

Advances under the Sanofi Loan Facility bear interest at a rate of 8.5% per annum and are payable in-kind and compounded quarterly and added to the outstanding principal balance under the Sanofi Loan Facility. The Company is required to make mandatory prepayments on the outstanding loans under the Sanofi Loan Facility from its share of any profits (as defined in the Sanofi License Agreement) under the Sanofi License Agreement within 30 days of receipt of its share of any such profits. No advances may be made under the Sanofi Loan Facility if Deerfield has commenced enforcement proceedings in connection with an event of default under the Facility Agreement.

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

The Company’s total cumulative portion of the loss sharing, including interest, was $71.2 million, of which $71.5 million was borrowed under the Sanofi Loan Facility as of September 30, 2016. For the three months ended September 30, 2016, the Company’s portion of the profit sharing was $0.3 million under the Sanofi License Agreement, which is required to be applied as a prepayment against the balance owed under the Sanofi Loan Facility. The total amount owed to Sanofi is $71.2 million, which includes $5.8 million in paid-in-kind interest capitalized as principal.

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

Cash Equivalents

Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash. As of September 30, 2016 and December 31, 2015, the Company held cash equivalents of $33.7 million and $55.8 million, respectively, comprised of money market funds. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

Note Payable to Principal Stockholder

The fair value of the note payable to our principal stockholder cannot be reasonably estimated as the Company would not be able to obtain a similar credit arrangement in the current economic environment. Therefore the fair value is based upon carrying value.

Financial Liabilities

The following tables set forth the fair value of our financial instruments (in millions):

	As of September 30, 2016
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Senior convertible notes	$—	$—	$21.7	$21.7
Facility financing obligation	—	—	74.9	74.9
Milestone rights	—	—	15.3	15.3
Sanofi Loan Facility	—	—	61.8	61.8
Warrant liability	—	—	4.9	4.9

Total financial liabilities	$—	$—	$178.6	$178.6

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Senior convertible notes	$—	$—	$21.3	$21.3
Facility financing obligation	—	—	78.4	78.4
Milestone rights	—	—	14.4	14.4
Sanofi Loan Facility	—	—	36.5	36.5

Total financial liabilities	$—	$—	$150.6	$150.6

Senior Convertible Notes

The estimated fair value of the 2018 notes was calculated based on model-derived valuations whose inputs were observable, such as the Company’s stock price and yields on U.S. Treasury notes and actively traded bonds, and non-observable, such as the Company’s longer-term historical volatility, and estimated yields implied from any available market trades of the Company’s issued debt instruments. As there is no current active and observable market for the 2018 notes, the Company determined the estimated fair value using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash flows based on terms of the notes with market-based assumptions regarding risk-free rate, risk-adjusted yields (20%), stock price volatility (90.0%) and recent price quotes and trading information regarding Company issued debt instruments and shares of common stock into which the notes are convertible (Level 3 in the fair value hierarchy).

Facility Agreement

As discussed in Note 13 — Facility Agreement, the Company issued 2019 notes and subsequently issued Tranche B notes (the “Facility Financing Obligation”) in connection with the Facility Agreement. As there is no current observable market for the 2019 notes or Tranche B notes, the Company determined the estimated fair value using a bond valuation model based on a discounted cash flow methodology. The bond valuation model combined expected cash flows associated with principal repayment and interest based on the contractual terms of the debt agreement discounted to present value using a selected market discount rate. On September 30, 2016 the market discount rate was recalculated at 12% for the principal amount of $20.0 million of 2019 notes, and 11% for the remaining principal amount of $40.0 million on the 2019 notes and 11% for the Tranche B notes, which reflected an increase in the market price of benchmark U.S. Treasury securities as compared to prior measurement date (Level 3 in the fair value hierarchy).

In addition to the 2019 notes and Tranche B notes, the Company also issued certain rights to receive payments of up to $90.0 million upon occurrence of specified strategic and sales milestones (the “Milestone Rights”). These rights are not reflected in the Facility Financing Obligation. The estimated fair value of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones discounted to present value using a selected market discount rate (Level 3 in the fair value hierarchy). The expected timing and probability of achieving the milestones, starting in 2014, was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate (13.5%) was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. As of September 30, 2016, the carrying value of the Milestone Rights is $8.9 million, classified as a long-term liability in other liabilities and the fair value is estimated at $15.3 million.

Sanofi Loan Facility

As discussed in Note 7 — Collaboration Arrangement, the Sanofi Loan Facility consists of a senior secured revolving promissory note and a guaranty and security agreement with an affiliate of Sanofi which provides the Company with a secured loan facility of up to $175.0 million to fund the Company’s share of net losses under the Sanofi License Agreement. The estimated fair value was determined using a discounted cash flow model in which time outstanding and discount rate were primary variables. This method considered the key elements of the contractual terms of the Sanofi Loan Facility, market-based estimated cost of capital, and time value of money, namely the amount of time to settlement and the estimated discount rate (10%) appropriate for the liability (Level 3 in the fair value hierarchy). As of September 30, 2016, the carrying value of the Sanofi Loan Facility is $71.5 million and the fair value is estimated at $61.8 million.

Warrant Liability

Warrant liabilities are measured at fair value using a Monte Carlo pricing valuation model. The assumptions used in the valuation model for the common stock warrant liabilities were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero percent based on the Company’s expectation that it will pay no dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) an expected volatility based upon the Company’s historical volatility over the remaining contractual term of the warrants and probability of a dilutive financing that may trigger a price protection clause. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities is the expected volatility. Significant increases in volatility would result in a higher fair value measurement (Level 3 in the fair value hierarchy). See Note 14 – Warrants for further discussion.

9. Accounting for Stock-Based Compensation

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock-based compensation	$1,502	$2,600	$4,130	$6,378

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

During the three months ended September 30, 2016, the Company issued stock awards to employees with a four-year vesting schedule. The grant date fair value of the 374,900 restricted stock units and 272,900 stock options issued was $0.3 million and $0.1 million, respectively, with a grant date fair value per share of $0.84 and $0.55, respectively.

As of September 30, 2016, there was $5.0 million and $5.8 million of unrecognized compensation cost related to options and restricted stock units, respectively, which are expected to be recognized over the remaining weighted average vesting period of 3 years.

During the three months ended June 30, 2016, the Company granted certain employees stock options to purchase an aggregate of 4,015,000 shares of common stock at a weighted average exercise price of $0.91 per share. These awards vest in four equal tranches upon the achievement of certain product sales targets. The grant date fair value of these awards is $2.5 million with a grant date fair value of $0.63 per share, as determined using a Black-Scholes option pricing model. As of June 30, 2016, no compensation cost was recognized related to these awards as, at that time, it was not considered probable of achievement within the next twelve months.

During the three months ended September 30, 2016, the Company granted certain employees stock options to purchase an aggregate of 470,000 shares of common stock at a weighted average exercise price of $0.84 per share. These awards vest in four equal tranches upon the achievement of certain product sales targets. The grant date fair value of these awards is $0.3 million with a grant date fair value of $0.55 per share, as determined using a Black-Scholes option pricing model.

As of September 30, 2016, the Company reviewed the probability of achieving the performance conditions for each of the four vesting tranches and determined that it was probable that the Company would achieve the first vesting tranche in September 2017. Therefore, the Company recorded a non-material cumulative catchup of the expense from the grant date through September 30, 2016 and will record the unrecognized compensation cost related to the first tranche in the amount of $0.4 million through September 30, 2017. The Company further determined that no compensation costs would be recognized for the second, third and fourth vesting tranches as it had not been determined that it was probable.

10. Net Income (Loss) Per Common Share

Generally, basic net income (loss) per share excludes dilution for potentially dilutive securities and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution under the treasury method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For periods where the Company has presented a net loss, potentially dilutive securities are excluded from the computation of diluted net loss per share as they would be antidilutive. During 2015, 9,000,000 shares of the Company’s common stock, which were loaned to Bank of America pursuant to the terms of a share lending agreement, were issued and outstanding, with the holder of the borrowed shares having all the rights of a holder of the Company’s common stock. As the share borrower was required to return all borrowed shares to the Company, the borrowed shares were not considered outstanding for the purpose of computing and reporting basic or diluted loss per share during the periods presented for 2015. These shares were returned to the Company in the third quarter of 2015.

The following tables summarize the components of the basic and diluted net income (loss) per common share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic EPS:
Net income (loss) (numerator)	$126,520	$(31,857)	$71,690	$(91,426)

Weighted average common shares (denominator)	478,137	405,199	454,188	401,734

Net income (loss) per share	$0.26	$(0.08)	$0.16	$(0.23)

Diluted EPS:
Net income (loss) (numerator)	$126,520	$(31,857)	$71,690	$(91,426)

Weighted average common shares	478,137	405,199	454,188	401,734
Effect of dilutive securities - common shares issuable	4,607	—	178	—

Adjusted weighted average common shares (denominator)	482,744	405,199	454,366	401,734

Net income (loss) per share	$0.26	$(0.08)	$0.16	$(0.23)

Common shares issuable represents incremental shares of common stock which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes. For the three and nine months ended September 30, 2016, 78,085,579 and 82,158,388 incremental shares of common stock, respectively, were not included in the calculation of diluted earnings per share because the inclusion of these shares would have been antidilutive. For the three and nine months ended September 30, 2015, 30,416,127 incremental shares of common stock were not included in the calculation of diluted loss per share for both periods because the inclusion of these shares would have been antidilutive.

11. Commitments and Contingencies

Guarantees and Indemnifications

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

Litigation

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of September 30, 2016, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline in the Company’s stock price, several complaints were filed in the U.S. District Court for the Central District of California (the “District Court”) against the Company and certain of its officers and directors on behalf of certain purchasers of its common stock, which were consolidated into a single action. The amended complaint alleged that the Company and certain of its officers and directors violated federal securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The Company and the named defendants brought a motion to dismiss the class action that was pending against them, which the District Court granted in August 2016 without leave to amend the complaint. The lead plaintiff has appealed the decision to the Ninth Circuit Court of Appeals. The Company will vigorously oppose the appeal.

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

Subsequent to the filing of the federal securities class action against the Company, two shareholder derivative complaints were filed in the Superior Court for the State of California, County of Los Angeles against certain of the Company’s directors and officers. The complaints allege breaches of fiduciary duties by the defendants and other violations of law. Among other allegations, the complaints allege that the defendants caused the Company to make false and misleading statements or omissions of material fact regarding the Company’s business and the prospects for sales of Afrezza, thereby artificially inflating the price of the Company’s common stock. Following the dismissal of the federal securities class action, each derivative complaint was voluntarily dismissed by its plaintiff.

Contingencies

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

Commitments

On July 31, 2014, the Company entered into a supply agreement (the “Insulin Supply Agreement”) with Amphastar France Pharmaceuticals S.A.S., a French corporation (“Amphastar”), pursuant to which Amphastar manufactures for and supplies to the Company certain quantities of recombinant human insulin for use in Afrezza. Under the terms of the Insulin Supply Agreement,

Amphastar is responsible for manufacturing the insulin in accordance with the Company’s specifications and agreed-upon quality standards. The Company has agreed to purchase annual minimum quantities of insulin under the Insulin Supply Agreement of an aggregate total of approximately €120.1 million, of which €92.4 million is remaining at September 30, 2016. The annual minimum quantity for 2016 is €6.1 million, of which €6.1 million has been purchased as of September 30, 2016. The Company may request to purchase additional quantities of insulin over annual minimum quantities and will incur aggregate cancellation fees of approximately $5.3 million if not purchased. The Company also has other firm commitments with other suppliers for an aggregate of $0.9 million. Based on the Company’s firm purchase commitments outstanding, the Company has recorded a recognized loss on purchase commitments of $71.6 million and $66.2 million as of September 30, 2016 and December 31, 2015, respectively. The $5.4 million increase for the nine months ended September 30, 2016 related to the recognized loss on purchase commitments was primarily due to an increase of $9.2 million for a change in estimate as a result of the sale of raw insulin for Sanofi, offset by a decrease of $1.1 million for a reduction in the recognized loss on purchase commitments for other materials related to a change in estimate associated with the renegotiation of certain agreements and a foreign currency translation loss of $3.0 million.

Unless earlier terminated, the term of the Insulin Supply Agreement with Amphastar expires on December 31, 2019 and can be renewed for additional, successive two year terms upon 12 months’ written notice given prior to the end of the initial term or any additional two year term. The Company and Amphastar each have normal and customary termination rights, including termination for material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy or insolvency of the other party. In addition, the Company may terminate the Insulin Supply Agreement upon two years’ prior written notice to Amphastar without cause or upon 30 days’ prior written notice to Amphastar if a controlling regulatory authority withdraws approval for Afrezza, provided, however, in the event of a termination pursuant to either of the latter two scenarios, the provisions of the Insulin Supply Agreement require the Company to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination.

Under the terms of the Sanofi Supply Agreement, in the event that Sanofi terminates the Sanofi License Agreement for various reasons (including the reasons cited in its notice of termination to the Company), then upon written notice from the Company within 30 days following the termination date, Sanofi is obligated to purchase up to $50 million of the Company’s insulin inventory as a percentage of each lot received or receivable by the Company (the “Insulin Put Option”). On April 14, 2016, the Company provided Sanofi with written notice that it was exercising the Insulin Put Option. In the second quarter of 2016, $9.2 million was received for the sale of insulin inventory in connection with the Insulin Put Option, which was initially recorded as deferred sales from collaboration. This amount was recognized as net revenue – collaboration in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016.

12. Income Taxes

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded, in accordance with the applicable accounting standards, that net deferred tax assets should be fully reserved.

The Company has assessed their position with regards to uncertainty in tax positions and believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to this guidance. Tax years since 2011 remain subject to examination by the major tax jurisdictions in which the Company is subject to tax.

13. Facility Agreement

As of September 30, 2016, there was $55.0 million principal amount of 2019 notes and $20.0 million principal amount of Tranche B notes outstanding. The 2019 notes accrue interest at an annual rate of 9.75% and the Tranche B notes accrue interest at an annual rate of 8.75%. The Facility Agreement principal repayment schedule is comprised of annual payments beginning on July 1, 2016 and ending December 9, 2019. The repayment dates correspond to the dates on which the 2019 notes or Tranche B notes, as applicable, were issued. Principal payments of $20.0 million are due during the year ending December 31, 2017.

In conjunction with the Facility Agreement, the Company entered into a Milestone Rights Agreement with Deerfield which requires the Company to make contingent payments to Deerfield, totaling up to $90.0 million, upon the Company achieving specified commercialization milestones. The Milestone Rights were initially recorded as a short-term liability equal to $3.2 million included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet and a long-term liability equal to $13.1 million included in other liabilities. As of September 30, 2016, the remaining liability balance of $8.9 million is classified as a long-term liability in other liabilities.

Accretion of debt issuance cost and debt discount in connection with the Facility Agreement during the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Accretion expense - debt issuance cost	$9	$9	$26	$26

Accretion expense - debt discount	$428	$397	$1,280	$1,142

The Facility Agreement contains a financial covenant that requires the Company’s cash and cash equivalents, which include available borrowings under The Mann Group Loan Arrangement, on the last day of each fiscal quarter to not be less than $25.0 million. The Company will need to raise additional capital to support its current operating plans. Due to the uncertainties related to maintaining sufficient resources to comply with the aforementioned covenant, the 2019 notes and Tranche B notes have been classified as current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2016. In the event of non-compliance, Deerfield may declare all or any portion of the 2019 notes and/or Tranche B notes to be immediately due and payable.

14. Warrants

In May 2016, the Company sold in a registered offering an aggregate of 48,543,687 shares of common stock together with A Warrants exercisable for up to an aggregate of 36,407,765 shares of common stock and B Warrants exercisable for up to an aggregate of 12,135,921 shares of common stock with a total fair value of $44.7 million. Each of the warrants has an exercise price of $1.50 per share. The A Warrants became exercisable upon issuance and will expire two years thereafter. The B Warrants will become exercisable beginning in May 2017 and will expire 30 months after the date of issuance. The shares of common stock and the warrants are immediately separable and issued separately. There have been no warrants exercised as of September 30, 2016.

The Company determined that the A Warrants require liability classification primarily due to a price-protection clause that applies in the event of certain dilutive financings. The fair value of the A Warrants was recorded as warrant liability in the condensed consolidated balance sheet at issuance and is adjusted to fair value at each reporting period until exercise or expiration. The Company determined that the B Warrants met the criteria for equity classification and has accounted for such warrants in additional paid-in capital.

As of September 30, 2016 and May 12, 2016, the fair value of the A Warrants liability was $4.9 million and $12.8 million, respectively. As of May 12, 2016, the fair value of the B Warrants at issuance was $5.0 million. The fair value of the A Warrants liability as of September 30, 2016 was estimated using a Monte Carlo valuation pricing model with the following underlying assumptions: (a) a risk-free interest rate of 0.66%; (b) an assumed dividend yield of zero percent; (c) an expected term of 1.6 years; and (d) an expected volatility of 90%. The fair value of the A Warrants liability as of May 12, 2016 was estimated using a Monte Carlo valuation pricing model with the following underlying assumptions: (a) a risk-free interest rate of 0.76%; (b) an assumed dividend yield of zero percent; (c) an expected term of 2.0 years; and (d) an expected volatility of 95%. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities is the expected volatility. Significant increases in volatility would result in a higher fair value measurement (Level 3 in the fair value hierarchy).

For the three and nine months ended September 30, 2016, the Company recognized a change in fair value of warrant liability of $13.2 million and $7.9 million, respectively, in the condensed consolidated statements of operations to reflect the fair value adjustments of the A Warrant liability from the date of issuance.

15. Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales and marketing	$7,005	$507	$11,022	$1,616
General and administrative	6,130	11,040	20,573	31,033

Total selling, general and administrative	$13,135	$11,547	$31,595	$32,649

16. Restructuring Charges

In September 2016, the Company initiated a restructuring of its organization in order to conserve resources for commercial sales and marketing of Afrezza and to align product manufacturing in support of these commercial efforts (“2016 Restructuring”). In connection with the 2016 Restructuring, the Company reduced its total workforce by approximately 18% to 155 employees. The Company recorded charges of approximately $1.5 million, primarily for employee severance as well as other related termination benefits and recognized a liability of $1.5 million as of September 30, 2016, which approximates fair value. The Company expects to substantially pay out the obligation for the 2016 Restructuring in the fourth quarter of 2016. The $1.5 million of costs associated with the 2016 Restructuring are included in cost of goods sold, research and development and selling, general and administrative in the condensed consolidated statements of operations as $0.4 million, $0.7 million and $0.4 million, respectively, for the three and nine months ended September 30, 2016.

In September 2015, the Company initiated a restructuring of the organization as a result of its shift to commercial production of Afrezza (“2015 Restructuring”). In connection with the 2015 Restructuring, the Company reduced its total workforce by approximately 26% to 198 employees. The Company recorded charges of approximately $3.2 million, primarily for employee severance as well as other related termination benefits and recognized a liability of $3.2 million as of September 30, 2015, which approximates fair value. The $3.2 million of costs associated with the 2015 Restructuring are included in operating expenses for research and development and selling, general and administrative in the condensed consolidated statements of operations as $2.0 million and $1.2 million, respectively, for the three and nine months ended September 30, 2015. During the quarter ended December 31, 2015, the Company recorded additional charges related to employee severance and other related termination benefits in the amount of $2.8 million, meaning it had recorded restructuring charges of $6.0 million for the year ended December 31, 2015. This additional $2.8 million of costs are included in research and development and selling, general and administrative in the condensed consolidated statements of operations as $0.7 million and $2.1 million, respectively. As of September 30, 2016 and December 31, 2015, the Company had a remaining accrual balance for the 2015 Restructuring of $1.7 million and $3.0 million, respectively. The Company expects to substantially pay out the remainder of this obligation by the third quarter of 2017.

A reconciliation of beginning and ending liability balances for the restructuring charges is as follows (in thousands):

Description	2016 Restructuring	2015 Restructuring	Total
Accrual - September 30, 2015	$—	$3,149	$3,149
Costs incurred and charged to expense	—	2,891	2,891
Costs paid or settled	—	(3,012)	(3,012)

Accrual - December 31, 2015	—	3,028	3,028
Costs incurred and charged to expense	1,475	547	2,022
Costs paid or settled	—	(1,865)	(1,865)

Accrual - September 30, 2016	$1,475	$1,710	$3,185

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic products for diseases such as diabetes. According to the Centers for Disease Control and Prevention, 29.1 million people in the United States had diabetes in 2012. Globally, the International Diabetes Federation has estimated that approximately 415.0 million people had diabetes in 2015 and approximately 642.0 million people will have diabetes by 2040.

Our only marketed product, Afrezza, is a rapid-acting inhaled insulin to improve glycemic control in adult patients with diabetes. Afrezza was approved by the U.S. Food and Drug Administration (“FDA”) on June 27, 2014. It consists of a dry formulation of human insulin delivered from a small and portable inhaler. Administered at the beginning of a meal, Afrezza dissolves rapidly upon inhalation to the lung and delivers insulin quickly to the bloodstream. Peak insulin levels are achieved within 12–15 minutes of administration.

In February 2015, Afrezza became available by prescription in United States retail pharmacies. All sales and marketing activities related to Afrezza were conducted by Sanofi pursuant to the Sanofi License Agreement, and we were responsible for manufacturing Afrezza to supply Sanofi’s demand for the product pursuant to the Sanofi Supply Agreement.

Following the termination of the Sanofi License Agreement in April 2016, we assumed responsibility for worldwide development and commercialization of Afrezza, which included, among other activities, establishing a channel strategy, distribution agreements, a contract sales force, co-pay assistance programs, a voucher program, data agreements, and payor relationships. Under terms of the transition agreement, Sanofi continued to fulfill orders for Afrezza in the United States until we began distributing MannKind-branded Afrezza product to major wholesalers during the week of July 25, 2016. We began recognizing commercial product sales revenue during the three months ended September 30, 2016.

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

In May 2016, pursuant to a previously filed Form S-3 Registration Statement, which was declared effective by the Securities and Exchange Commission (the “SEC”) on April 27, 2016, we sold in a registered public offering 48,543,692 shares of our common stock, together with A Warrants exercisable for up to an aggregate of 36,407,769 shares of our common stock and B Warrants exercisable for up to an aggregate of 12,135,923 shares of our common stock. Net proceeds from this offering were approximately $47.4 million after deducting placement agent fees and expenses and paying for offering expenses, and excluding any future proceeds from the exercise of the warrants.

As of September 30, 2016, we had an accumulated deficit of $2.8 billion and a stockholders’ deficit of $238.7 million. We have funded our operations primarily through the sale of equity securities and convertible debt securities, borrowings under the Facility Agreement, borrowings under The Mann Group Loan Arrangement, receipt of upfront and milestone payments under the Sanofi License Agreement and borrowings under the Sanofi Loan Facility to fund our portion of the loss share. As discussed below in “Liquidity and Capital Resources”, if we are unable to obtain additional funding, there will continue to be substantial doubt about our ability to continue as a going concern.

Our business is subject to significant risks, including but not limited to our ability to successfully market and sell Afrezza, our ability to successfully manufacture sufficient quantities of Afrezza and the risks inherent in our future clinical trials and the regulatory approval process for our product candidates. Additional significant risks also include raising capital, the results of our research and development efforts, competition from other products and technologies and uncertainties associated with obtaining and enforcing patent rights.

REVENUE RECOGNITION

Net Revenue – Collaboration

As discussed above, in April 2016 we assumed responsibility for the worldwide development and commercialization of Afrezza from Sanofi and began distributing our branded product to major wholesalers during the three months ended September 30, 2016. Profits and losses that were specifically attributable or related to the development, regulatory filings, manufacturing, or commercialization of Afrezza were shared 65% by Sanofi and 35% by MannKind until Sanofi ceased selling Afrezza. One of the four basic criteria of revenue recognition is that a seller’s price to a buyer must be fixed or determinable. Prior to the three months ended September 30, 2016, we did not have the ability to estimate the amount of costs that would potentially be incurred under the loss share provision related to the Sanofi License Agreement and the Sanofi Supply Agreement. Thus, we believed the fixed or determinable requirement for revenue recognition had not been met and recorded no revenue from our collaboration with Sanofi prior to the three months ended September 30, 2016. However, during the three months ended September 30, 2016, we determined that, due to the termination of the Sanofi License Agreement, the remaining costs under the Sanofi License Agreement were fixed or determinable and that future activity under the Sanofi Supply Agreement was reasonably estimable and thus recognized revenue from collaboration. There are no future obligations to Sanofi.

Net Revenue – Commercial Product Sales

We sell Afrezza in the United States to ICS Direct and wholesale pharmaceutical distributors and, through them, to retail pharmacies, which we collectively refer to as our customers. These sales are subject to rights of return within a period beginning six months prior to, and ending 12 months following, product expiration. Net revenue – commercial product sales consists of net sales of Afrezza dispensed to patients. The net sales took place during the three months ended September 30, 2016 as a result of our Afrezza launch in July 2016.

Given the limited sales history of Afrezza, we cannot reliably estimate expected returns of the product at the time of shipment into the distribution channel. Accordingly, we defer recognition of revenue on Afrezza product shipments until the right of return no longer exists, which occurs at the earlier of the time Afrezza is dispensed through patient prescriptions or expiration of the right of return.

We record revenue by estimating Afrezza patient prescriptions dispensed using an analysis of third-party syndicated data. We also analyze additional data points to ensure that such third-party data is reasonable including data related to inventory movements within the channel and ongoing prescription demand.

The Company recorded $2.0 million in deferred revenue on its condensed consolidated balance sheet, of which $1.6 million (net of estimated gross-to-net adjustments) represents product shipped to our third-party logistics provider and wholesale distributors, but not dispensed to patients as of September 30, 2016. Deferred revenue also includes $0.4 million that we have received for the sale of surplus raw materials to a third party, where delivery was made after September 30, 2016. In addition, the costs of Afrezza associated with the deferred revenue are recorded as deferred costs until such time the related deferred revenue is recognized.

Gross-to-net Adjustments

Estimated gross-to-net adjustments for Afrezza include wholesaler distribution fees, prompt pay discounts, estimated rebates and patient discount programs, and are based on estimated amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with our customers and the levels of inventory within the distribution and retail channels that may result in future rebates or discounts taken. In certain cases, such as patient support programs, we recognize the cost of patient discounts as a reduction of revenue based on estimated utilization. If actual future results vary, we may need to adjust these estimates, which could have an effect on product revenue in the period of adjustment. We record product sales deductions in the statement of operations at the time product revenue is recognized. Total items deducted from gross product sales for the quarter ended September 30, 2016 were approximately $0.3 million, or 31.8% as a percentage of gross sales.

Product Returns

We do not provide a reserve for product refunds for sales of Afrezza due to our revenue recognition policy of deferring recognition of revenue on product shipments of Afrezza until the right of return no longer exists.

Wholesaler Distribution Fees

We pay distribution fees to certain wholesale distributors based on contractually determined rates and accrue those distribution fees on shipments to the respective wholesale distributors. Distribution fees are recognized as a reduction of revenue in the same period the related revenue is recognized.

Prompt Pay Discounts

We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. We account for cash discounts by reducing accounts receivable by the prompt pay discount amount and we recognize the discount as a reduction of revenue in the same period the related revenue is recognized.

Rebates

We participate in federal and state government-managed Medicare and Medicaid rebate programs and intend to pursue participation in certain other qualifying federal and state government programs whereby discounts and rebates are provided to participating federal and state government entities. Rebates provided through these other qualifying programs will be included in the Medicaid/Medicare rebate accrual and are considered Medicaid/Medicare rebates for the purposes of this discussion. We account for these rebates by establishing an accrual equal to the estimate of rebate claims attributable to a sale and we determine our estimate of the rebates accrual based on historical payor data provided by a third-party vendor along with additional data including a forecasted participation rate for Medicare and Medicaid. From that data, as well as input received from the commercial team, an estimated participation rate for Medicare and Medicaid is determined and applied at the mandated rate for those sales. Any new information regarding changes in the programs’ regulations and guidelines or any changes in our government price reporting calculations that would impact the amount of the rebates will also be taken into account in determining or modifying the appropriate reserve. The time period between the date the product is sold into the channel and the date such rebates are paid ranges from approximately six to nine months. As such, continuous monitoring of these estimates will be performed on a periodic basis and if necessary, adjusted to reflect new facts and circumstances. Rebates are recognized as a reduction of revenue in the period the related revenue is recognized.

Patient Discount and Co-Pay Assistance Programs

We offer discount programs to patients for Afrezza in which patients receive discounts on their prescriptions or a reduction in their co-pay amounts that are reimbursed by us. We estimate the total amount that will be redeemed based on levels of inventory in the distribution and retail channels and recognize the discount as a reduction of revenue in the same period the related revenue is recognized.

PRODUCT COSTS - COLLABORATION

Product costs – collaboration represents the costs of Afrezza manufactured and sold as well as insulin sold to Sanofi. Previously, these costs were recognized as deferred costs from collaboration.

COST OF GOODS SOLD

Cost of goods sold includes costs related to Afrezza product dispensed by pharmacies to patients, as well as under-absorbed labor and overhead, foreign currency exchange impact, loss on purchase commitments and inventory write-offs, which are recorded as expenses in the period in which they are incurred rather than as a portion of the inventory cost.

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

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2016 and 2015

Revenue

The following table provides a comparison of the revenue categories for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three and Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Revenue:
Net revenue - collaboration	$161,781	$—	$161,781	100%

Net revenue - commercial product sales:
Gross revenue from product sales	840	—	840	100%
Gross-to-Net Adjustments:
Inventory management fees and cash discounts	(129)	—	(129)	-100%
Patient discount programs	(112)	—	(112)	-100%
Medicaid and Medicare rebates	(26)	—	(26)	-100%

Net revenue - commercial product sales	573	—	573	100%

Total net revenue	$162,354	$—	$162,354	100%

During the three and nine months ended September 30, 2016, we recognized net revenue – collaboration of $161.8 million, attributable to the collaboration with Sanofi. The collaboration payments recognized relate to activities from prior periods and were previously deferred. In the third quarter of 2016, due to the termination of the Sanofi License Agreement, we determined the costs related to the collaboration were reasonably estimable resulting in the accounting requirements for revenue recognition being met and there are no future obligations to Sanofi. The amount of revenue recognized was the upfront payment of $150.0 million and two milestone payments of $25.0 million each, net of $64.8 million of net loss share with Sanofi, as well as $17.4 million in sales of Afrezza and $9.2 million in sales of raw insulin, both to Sanofi. These amounts were exchanged as a result of the contractual terms of the agreements with Sanofi. During the three and nine months ended September 30, 2015, we did not recognize any revenues from collaboration.

We began distributing MannKind-branded Afrezza product to ICS Direct and wholesalers during the week of July 25, 2016. During the three and nine months ended September 30, 2016, we recognized net revenue – commercial product sales of $0.6 million, representing net sales of Afrezza dispensed to patients. During the three and nine months ended September 30, 2015, we did not recognize any revenues from commercial product sales. Estimated gross-to-net adjustments include estimates of wholesaler distribution and logistics fees, prompt pay discounts, estimated government rebates and patient discount programs.

Expenses

The following table provides a comparison of the expense categories for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Expenses:
Product costs - collaboration	$22,742	$—	$22,742	100%
Cost of goods sold	4,331	8,115	(3,784)	-47%
Research and development	3,917	6,341	(2,424)	-38%
Selling, general and administrative	13,135	11,547	1,588	14%

Total expenses	$44,125	$26,003	$18,122	70%

During the three months ended September 30, 2016, we recognized $22.7 million of product costs – collaboration, which consists of $13.5 million in Afrezza manufacturing costs for product sold to Sanofi and $9.2 million for a change in estimate in our recognized loss on purchase commitments related to the sale of raw insulin to Sanofi. The Afrezza manufacturing costs were previously deferred on the condensed consolidated balance sheet at December 31, 2015. During the three months ended September 30, 2015, we did not recognize any product costs – collaboration.

The decrease in cost of goods sold of $3.8 million for the three months ended September 30, 2016 compared to the same period in the prior year is due to a $2.8 million decrease in under-absorbed labor and overhead due to the reduction in force and decreased depreciation from an asset impairment write-down in 2015, a $1.1 million gain on purchase commitments for other materials related to a change in estimate associated with the renegotiation of certain agreements, and inventory write offs of $1.0 million in 2015, offset by $1.0 million related to foreign currency exchange loss on the recognized loss on purchase commitments for insulin purchases. Cost of goods sold for the three and nine months ended September 30, 2016 also includes $0.1 million attributable to commercial product sales, which consists of the manufacturing costs for Afrezza dispensed to patients. This $0.1 million attributable to commercial product sales only includes conversion cost as we wrote off the cost of our raw materials held in inventory at the end of 2015.

The decrease in research and development expense of $2.4 million for the three months ended September 30, 2016 compared to the same period in the prior year is due to the expense associated with the 2015 reduction in force exceeding the expense associated with the 2016 reduction in force by $1.1 million and decreases in research and development project costs of $1.0 million, in facility spending of $0.8 million, in stock-based compensation expense of $0.6 million and in clinical trial expenses of $0.5 million, partially offset by an increase of $1.6 million in development work done for third parties.

The increase in selling, general and administrative expenses of $1.6 million for the three months ended September 30, 2016 compared to the same period in the prior year is due to an increase in costs for the support of sales and marketing of Afrezza of $5.4 million, partially offset by decreases in professional fees of $0.8 million, in facility spending of $0.7 million, in stock-based compensation expense of $0.5 million and expenses associated with the 2015 reduction in force of $1.7 million.

The following table provides a comparison of the expense categories for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Expenses:
Product costs - collaboration	$22,742	$—	$22,742	100%
Cost of goods sold	15,567	15,688	(121)	-1%
Research and development	13,357	23,455	(10,098)	-43%
Selling, general and administrative	31,595	32,649	(1,054)	-3%

Total expenses	$83,261	$71,792	$11,469	16%

During the nine months ended September 30, 2016, we recognized $22.7 million of product costs – collaboration, which consists of $13.5 million in costs of manufacturing Afrezza for product sold to Sanofi and $9.2 million for a change in estimate in our recognized loss on purchase commitments related to the sale of raw insulin to Sanofi. The Afrezza manufacturing costs were previously deferred on the consolidated balance sheet at December 31, 2015. During the nine months ended September 30, 2015, we did not recognize any product costs - collaboration.

Cost of goods sold for the nine months ended September 30, 2016 was $15.6 million, of which $13.6 million was related to under-absorbed labor and overhead costs, which are expensed in the period in which they occur rather than relieved as a portion of inventory costs, $3.0 million related to a foreign currency exchange loss on the recognized loss on purchase commitments for insulin and $0.1 million attributable to commercial product sales, which consists of the manufacturing costs corresponding to Afrezza sold and recognized as product sales to patients offset by a $1.1 million gain on purchase commitments for other materials related to a change in estimate associated with the renegotiation of certain agreements. This $0.1 million attributable to commercial product sales only includes conversion cost as we wrote off the cost of our raw materials held in inventory at the end of 2015. Cost of goods sold for the nine months ended September 30, 2015 of $15.7 million were primarily related to under-absorbed labor and overhead costs expensed in the period.

The decrease in research and development expense of $10.1 million for the nine months ended September 30, 2016 compared to the same period in the prior year is due to the expense associated with the 2015 reduction in force exceeding the expense associated with the 2016 reduction in force by $4.6 million and decreases in facility spending of $2.8 million, in clinical trial expenses of $2.0 million, in research and development project costs of $1.8 million, in stock-based compensation expense of $0.8 million, in FDA fees of $0.6 million and a one-time technology transfer agreement expense reimbursement of $0.3 million in 2016, which were partially offset by a $1.6 million increase in development work done for third parties, a $0.8 million decrease in research and development tax credit and 2016 Sanofi research and development transition costs of $0.4 million.

The decrease in selling, general and administrative expenses of $1.1 million for the nine months ended September 30, 2016 compared to the same period in the prior year is due to decreases in salaries and personnel related expenses of $5.0 million, in facility expense related to the reduction in force in 2015 of $1.5 million, in stock-based compensation of $1.5 million, in consulting, professional fees, and other expenses of $2.4 million, which was offset by an $9.4 million increase in costs for the support of sales and marketing for Afrezza.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Change in fair value of warrant liability	$13,185	$—	$13,185	100%
Interest income	28	2	26	1300%
Interest expense on notes	(4,166)	(4,145)	(21)	1%
Interest expense on note payable to principal stockholder	(729)	(729)	—	0%
Loss on extinguishment of debt	—	(1,049)	1,049	-100%
Other (expense) income	(27)	67	(94)	-140%

Total other income (expense)	$8,291	$(5,854)	$14,145	-242%

Included in the three months ended September 30, 2016 is a $13.2 million benefit from a decrease in the fair value of the warrant liability from June 30, 2016. There is no change in fair value of warrant liability for the three months ended September 30, 2015 because the warrants were not outstanding in 2015.

The decrease in the loss on extinguishment of debt of $1.0 million for the three months ended September 30, 2016 compared to the same period in the prior year was due to the settlement of the 2015 notes through payment of cash and issuance of new debt.

The following table provides a comparison of the other income (expense) categories for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Change in fair value of warrant liability	$7,879	$—	$7,879	100%
Interest income	70	8	62	775%
Interest expense on notes	(12,567)	(17,899)	5,332	-30%
Interest expense on note payable to principal stockholder	(2,172)	(2,164)	(8)	0%
Loss on extinguishment of debt	—	(1,049)	1,049	-100%
Other (expense) income	(613)	1,470	(2,083)	-142%

Total other expense	$(7,403)	$(19,634)	$12,231	-62%

Included in the nine months ended September 30, 2016 is a $7.9 million benefit from a decrease in the fair value of the warrant liability from May 12, 2016, the date the warrants were issued. There is no change in the fair value of warrant liability for the nine months ended September 30, 2015 because the warrants were not outstanding in 2015.

The decrease in the interest expense on notes of $5.3 million for the nine months ended September 30, 2016 compared to the same period in the prior year was primarily due to interest expense paid in 2015 for the achievement and re-measurement of the second milestone under the Milestone Agreement in the first quarter of 2015. There was no such payment in 2016.

The decrease in the loss on extinguishment of debt of $1.0 million for the nine months ended September 30, 2016 compared to the same period in the prior year was due to the settlement of the 2015 notes through payment of cash and issuance of new debt.

The decrease in other (expense) income of $2.1 million for the nine months ended September 30, 2016 compared to the same period in the prior year was primarily due to a one-time adjustment in 2015 to the sale price of patents we sold to a third party.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have primarily funded our operations through the sale of equity securities and convertible debt securities, borrowings under The Mann Group Loan Arrangement, borrowings under the Facility Agreement with Deerfield, receipt of upfront, milestone payments under the Sanofi License Agreement, and borrowings under the Sanofi Loan Facility.

As of September 30, 2016, we had $222.5 million principal amount of outstanding debt, consisting of:

•	$27.7 million principal amount of 2018 notes bearing interest at 5.75% per annum and maturing on August 15, 2018;

•	$55.0 million principal amount of 2019 notes bearing interest at 9.75% per annum, $15.0 million of which is due and payable in July 2017, $15.0 million of which is due and payable in July 2018 and each $25.0 million of which is due and payable in July and December 2019;

•	$20.0 million principal amount of Tranche B notes bearing interest at 8.75% per annum, $5.0 million of which is due and payable in each of May 2017, 2018 and 2019, and $5.0 million of which is due and payable in December 2019;

•	$49.5 million principal amount of indebtedness under The Mann Group Loan Arrangement bearing interest at 5.84% and maturing and due on January 5, 2020; and

•	$70.3 million principal amount borrowed under the Sanofi Loan Facility to fund our share of net losses under the Sanofi License Agreement, bearing interest at a rate of 8.5% per annum, with accrued interest payable in-kind and compounded quarterly, and maturing and due on September 23, 2024.

As of September 30, 2016, the amount available for future borrowings under The Mann Group Loan Arrangement was $30.1 million. A portion of these available borrowings may be used to capitalize accrued interest into principal, upon mutual agreement of the parties, as it becomes due and payable. As of September 30, 2016, the accrued and unpaid interest under The Mann Group Loan Arrangement was $8.6 million.

All profits and losses from Afrezza sales by Sanofi or its affiliates were shared 65% by Sanofi and 35% by MannKind until Sanofi ceased distributing Afrezza pursuant to the terms of the Sanofi License Agreement. Our total share of the net losses are $71.2 million, classified as Sanofi loan facility and loss share obligation, of which $71.5 million has been borrowed under the Sanofi Loan Facility. Subsequent to September 30, 2016, we applied $0.3 million to the Sanofi Loan Facility as a prepayment equal to our share of the net profit for the third quarter of 2016. The balance remaining under the Sanofi Loan Facility is $71.2 million, which includes $5.8 million in paid-in-kind interest capitalized as additional principal. Additionally, if we sell our Valencia facility, which we no longer use as our corporate headquarters, we will be required to prepay the loans under the Sanofi Loan Facility from the net cash proceeds of the sale within five business days of receipt.

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

Pursuant to our Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin, for an aggregate total purchase price of approximately €120.1 million, of which €92.4 million is remaining at September 30, 2016. The annual minimum quantity for 2016 is €6.1 million, of which €6.1 million has been purchased as of September 30, 2016. The Company may request to purchase additional quantities of insulin over annual minimum quantities and will incur aggregate cancellation fees of approximately $5.3 million if not purchased. We and Amphastar each have normal and customary termination rights, including termination for material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy or insolvency of the other party. In addition, we may terminate the Insulin Supply Agreement upon two years’ prior written notice to Amphastar without cause or upon 30 days’ prior written notice to Amphastar if a controlling regulatory authority withdraws approval for Afrezza, provided, however, in the event of a termination pursuant to either of the latter two scenarios, the provisions of the Insulin Supply Agreement require us to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination.

As a result of Sanofi’s termination of the Sanofi License Agreement, we had the right to require Sanofi, upon giving Sanofi written notice within 30 days following the termination date, to purchase up to $50 million of our insulin inventory as a percentage of each lot received or receivable by us (the “Insulin Put Option”). In April 2016, we provided Sanofi with written notice of our election to exercise the Insulin Put Option. In the second quarter of 2016, we received $9.2 million for the sale of insulin inventory in connection with the Insulin Put Option, which was initially recorded as deferred payments from collaboration. This amount was subsequently recognized as net revenue – collaboration in the condensed consolidated statements of operations in the third quarter of 2016. The subsequent draw down of the remaining $40.8 million of purchases of raw insulin by Sanofi are scheduled to occur annually in the fourth quarter from 2016 through 2019.

Pursuant to the Sanofi License Agreement, we received milestone payments of $50.0 million in the first quarter of 2015 upon satisfaction of certain manufacturing milestones specified in the Sanofi License Agreement. As a result of the termination of the Sanofi License Agreement, we will not receive any additional milestone payments from Sanofi under the agreement.

During the nine months ended September 30, 2016, we used $65.3 million of cash for our operating activities as a result of a net decrease in operating assets and liabilities of $147.0 million offset by our net income of $71.7 million, adjusted by non-cash charges of $10.0 million. The non-cash charges included $3.1 million of depreciation and accretion, $4.1 million of stock-based compensation, $2.2 million interest accrued through borrowings from our principal stockholder, $3.0 million loss on foreign currency exchange, $4.1 million of interest accrued through borrowings under Sanofi Loan Facility and other non-cash charges of $0.7 million offset by $7.9 million from fair valuation of warrants. Also within adjustments to reconcile net income to net cash used was $0.7 million from Series A Warrant issuance costs included in financing. The changes in operating assets and liabilities were due to increases in accounts receivable of $3.1 million, inventory of $5.1 million, deferred costs from commercial product sales of $0.3 million, prepaid expenses and other current assets of $0.2 million, accrued expenses and other current liabilities of $6.6 million, deferred revenue of $2.0 million and purchase commitment liabilities of $2.4 million, offset by decreases in deferred costs from collaboration of $13.5 million, accounts payable of $10.3 million, deferred sales from collaboration of $17.5 million and deferred payment from collaboration of $135.0 million.

During the nine months ended September 30, 2015, we used $34.7 million of cash for our operating activities as a result of our net loss of $91.4 million, adjusted by non-cash charges of $20.5 million and a net decrease in operating assets and liabilities of $36.2 million. The non-cash charges included $10.1 million of depreciation and accretion, $6.4 million of stock-based compensation, $2.2 million interest accrued through borrowings from our principal stockholder, $1.0 million of loss on extinguishment of debt and $0.8 million of interest accrued through borrowings under Sanofi Loan Facility. The change in operating assets and liabilities were due to increases in inventory of $13.7 million, deferred costs of $13.5 million, other assets of $0.7 million and deferred revenue of $17.0 million offset by decreases in accounts receivable of $48.8 million, prepaid expenses and other current assets of $7.0 million, accounts payable of $2.7 million and accrued expenses and other current liabilities of $5.9 million.

We used $1.1 million of cash for investing activities during the nine months ended September 30, 2016, compared to $9.9 million for the nine months ended September 30, 2015. The $8.8 million decrease was due to reduced purchases of machinery and equipment.

Our financing activities provided $42.9 million of cash for the nine months ended September 30, 2016, as compared to $43.3 million used in the same period in 2015. For the nine months ended September 30, 2016, cash provided by financing activities was primarily from $47.3 million in net proceeds received from the sale of stock and warrants pursuant to a registered public offering of 48,543,687 common shares. Each share of common stock was sold together with a warrant to purchase 0.75 of a share of common stock (A Warrants) and a warrant to purchase 0.25 of a share of common stock (B Warrants) for a combined purchase price of $1.03. Additionally $0.8 million was received from exercises of stock options offset by $5.0 million for principal payments on notes payable to Deerfield, and the payment of employment taxes related to vesting restricted stock units of $0.2 million.

We used $43.3 million for financing activities during the nine months ended September 30, 2015, primarily for $64.3 million of principal payments on notes payable, $4.2 million for the achievement and payment of the second milestone to Deerfield for product launch on February 3, 2015 and $1.8 million for payment of employment taxes related to vested restricted stock units, offset by $13.5 million provided from exercises of stock options and $14.3 million provided by net proceeds for the issuance of common stock pursuant to our At Market Issuance Sales Agreement.

As of September 30, 2016, we had $35.5 million in cash and cash equivalents. We expect to expend our capital resources for the manufacturing, sales and marketing of Afrezza and to develop our product candidates. We also intend to use our capital resources for general corporate purposes.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The preparation of our condensed consolidated financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Item 7 of the Annual Report, in addition to the following policies:

Revenue – Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. When the accounting requirements for revenue recognition are not met, we defer the recognition of revenue by recording deferred revenue on the balance sheet until such time that all criteria are met.

We have entered into a Commercial Outsourcing Services Agreement with Integrated Commercialization Solutions, Inc. (ICS), a third party logistics provider, under which ICS will distribute our product to wholesalers on its behalf. To enable us to distribute product in all necessary jurisdictions, on July 1, 2016 we entered into a first amendment to its contract with ICS for an interim period. Under this amendment, ICS, through ICS Direct, will purchase product from us and title and risk of loss transfers to ICS Direct. However, because (1) we are required to indemnify and hold harmless ICS for all accounts receivables arising out of product sales under the first amendment that are not collected from the customers according to payment terms, and (2) ICS Direct may return product to us under the right of return described below, we have concluded that we cannot recognize revenue upon transfer of product to ICS or further, to ICS Direct.

On September 26, 2016, we provided notice to ICS of our election to terminate the interim period agreement effective December 15, 2016. After that date, ICS will no longer take title to inventory. However, the Commercial Outsourcing Services Agreement will continue to be in effect and ICS will continue to distribute our product to wholesalers on our behalf.

We provide the right of return to our customers for unopened product for a limited time before and after its expiration date. Given our limited sales history for Afrezza and the inherent uncertainties in estimating product returns, we have determined that the shipments of Afrezza made to our customers thus far do not meet the criteria for revenue recognition at the time of shipment. We invoice our customers upon shipment of Afrezza to them and record accounts receivable, with a corresponding liability for deferred revenue equal to the gross invoice price net of estimated gross-to-net adjustments. We then recognize revenue when Afrezza is dispensed at the pharmacies directly to the patients.

Given our limited sales history for Afrezza, we cannot reliably estimate expected returns of the product at the time of shipment. Accordingly, we defer recognition of revenue on Afrezza product shipments until the right of return no longer exists, which occurs at the earlier of the time Afrezza is dispensed through patient prescriptions or expiration of the right of return. We recognize revenue based on Afrezza patient prescriptions dispensed as estimated by syndicated data provided by a third party. We also analyze additional data points to ensure that such third-party data is reasonable including data related to inventory movements within the channel and ongoing prescription demand. We commenced commercial sales of MannKind-branded Afrezza product in July 2016. In addition, the costs of Afrezza associated with the deferred revenue are recorded as deferred costs until such time the related deferred revenue is recognized.

Estimated gross-to-net adjustments for Afrezza include wholesaler distribution fees, prompt pay discounts, estimated rebates and patient discount programs, and are based on estimated amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of our agreements with our customers and the levels of inventory within the distribution and retail channels that may result in future rebates or discounts taken. In certain cases, such as patient support programs, we recognize the cost of patient discounts as a reduction of revenue based on estimated utilization. If actual future results vary, we may need to adjust these estimates, which could have an effect on product revenue in the period of adjustment. We record product sales deductions in the statement of operations at the time product revenue is recognized.

Product Returns

We do not provide a reserve for product refunds for sales of Afrezza due to our revenue recognition policy of deferring recognition of revenue on product shipments of Afrezza until the right of return no longer exists.

Wholesaler and Retail Pharmacy Distribution Fees

We offer distribution fees to certain wholesale distributors based on contractually determined rates. We accrue the distribution fees on shipment to the respective wholesale distributors and recognizes the distribution fees as a reduction of revenue in the same period the related revenue is recognized.

Prompt Pay Discounts

We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. We account for cash discounts by reducing accounts receivable by the prompt pay discount amount and recognize the discount as a reduction of revenue in the same period the related revenue is recognized.

Rebates

We participate in federal and state government-managed Medicare and Medicaid rebate programs and intends to pursue participation in certain other qualifying federal and state government programs whereby discounts and rebates are provided to participating federal and state government entities. Rebates provided through these other qualifying programs will be included in the Medicaid/Medicare rebate accrual and are considered Medicaid/Medicare rebates for the purposes of this discussion. We account for these rebates by establishing an accrual equal to the estimate of rebate claims attributable to a sale and determines our estimate of the rebates accrual based on payor data provided by a third-party and additional data including the date rebate agreements are executed so reimbursements may begin and estimated payor mix forecast data. From that data as well as input received from the commercial team, an estimated participation rate for Medicare and Medicaid is determined and applied at the mandated rate for those sales. Any new information regarding changes in the programs’ regulations and guidelines or any changes in the our government price reporting calculations that would impact the amount of the rebates will also be taken into account in determining or modifying the appropriate reserve. The time period between the date the product is sold into the channel and the date such rebates are paid ranges from approximately six to nine months. As such, continuous monitoring of these estimates will be performed on a periodic basis and, if necessary, adjusted to reflect new facts and circumstances. Rebates are recognized as a reduction of revenue in the period the related revenue is recognized.

Patient Discount Programs

We offer discount card programs to patients for Afrezza in which patients receive discounts on their prescriptions that are reimbursed by us. We estimate the total amount that will be redeemed based on levels of inventory in the distribution and retail channels and recognize the discount as a reduction of revenue in the same period the related revenue is recognized.

License and Collaboration Agreements

Pursuant to the Sanofi License Agreement, we granted to Sanofi exclusive, worldwide licenses to certain of our patents, trademarks and know-how for the development and commercialization of Afrezza. The terms of the Sanofi License Agreement provide for consideration to us in the form of a non-refundable upfront payment, product sales, manufacturing, regulatory and sales milestone payments and profit and loss sharing. On January 4, 2016, we received written notice from Sanofi of its election to terminate in its entirety the Sanofi License Agreement, effective April 4, 2016.

In arrangements involving the delivery of more than one element, each required deliverable is evaluated to determine whether it qualifies as a separate unit of accounting. This determination is generally based on whether the deliverable has “stand-alone value” to the customer.

The assessment of multiple element arrangements requires judgment in order to determine the appropriate units of accounting and the points in time that, or periods over which, revenue should be recognized. Under the terms of the Sanofi License Agreement, Sanofi Supply Agreement and the Sanofi Loan Facility, we determined that the arrangement contained significant deliverables including (i) licenses to develop and commercialize Afrezza and to use our trademarks, (ii) development activities, and (iii) manufacture and supply services for Afrezza. Due to the proprietary nature of the manufacturing services to be provided by us, we determined that all of the significant deliverables should be combined into a single unit of accounting. As of September 30, 2016, we determined that the remaining costs under the Sanofi License Agreement are reasonably estimable. Accordingly, the fixed or determinable fee requirement for revenue recognition was met and there are no future obligations to Sanofi. The amount of revenue recognized totaled $161.8 million, which consisted of an upfront payment of $150.0 million and two milestone payments of $25.0 million each, net of $64.8 million of net loss share with Sanofi, as well as $17.4 million in sales of Afrezza and $9.2 million related to a sale of raw insulin, both to Sanofi. These payments and sales were made pursuant to the contractual terms of the agreements with Sanofi.

Deferred Costs

As of December 31, 2015, deferred costs from collaboration of $13.5 million represented the costs of product manufactured and sold to Sanofi, as well as certain direct costs associated with a firm purchase commitment entered into in connection with the collaboration with Sanofi. During the third quarter of 2016, the costs related to the Sanofi product sales were recognized as product costs – collaboration in the condensed consolidated statement of operations.

At September 30, 2016, deferred costs from commercial product sales represented the cost of product shipped to ICS and wholesale distributors, but not sold through by pharmacies to patients. Cost of goods sold related to commercial product sales for the three and nine months ended September 30, 2016 included $0.1 million of cost related to product sold through from pharmacies to patients.

Warrant

We account for our warrants as either equity or liabilities based upon the characteristics and provisions of each instrument and evaluation of sufficient authorized shares available to satisfy the obligations. Warrants classified as derivative liabilities are recorded on our condensed consolidated balance sheets at their fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized as increases or decreases in other income (expense) in the condensed consolidated statements of operations. We estimate the fair value of our derivative liabilities using third party valuation analysis that utilizes option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as expected volatility, expected life, yield, and risk-free interest rate. Warrants classified as equity are recorded within additional paid in capital at the issuance date and are not remeasured in subsequent periods, unless the underlying assumptions change to trigger liability accounting.

Recently Issued Accounting Standards

See “Recently Issued Accounting Standards” under Note 1 to the condensed consolidated financial statements included in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Due to the fixed interest rates of our debt, we currently do not have exposure to changes in our interest expense as a result of changes in interest rates. The interest rate on amounts borrowed under The Mann Group Loan Arrangement for the three and nine months ended September 30, 2016 was a fixed rate equal to 5.84%. As of September 30, 2016, the total principal amount outstanding under The Mann Group Loan Arrangement was $49.5 million. We also have debt related to the 2018 notes at a fixed interest rate of 5.75%, debt related to the 2019 notes at a fixed interest rate of 9.75%, debt related to the Tranche B notes at a fixed interest rate of 8.75%, and debt related to the Sanofi Loan Facility at a fixed rate of 8.5%.

Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments are entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America.

If a change in interest rates equal to 10% of the interest rates on September 30, 2016 were to have occurred, this change would not have had a material effect on the value of our short-term investment portfolio or on our interest expense obligations with respect to outstanding borrowed amounts.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our supply agreement with Amphastar. Such obligations are denominated in euros. During the nine months ended September 30, 2016, we made supply purchases of insulin contemplated under our supply agreement with Amphastar. At the end of each reporting period, these liabilities, if any, are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We have not entered into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks, but may enter into foreign currency hedging transactions in the future. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to euro exchange rate equal to 10% of the U.S. dollar to euro exchange rate were to have occurred on September 30, 2016 this change would have resulted in a foreign currency impact to our pre-tax losses of approximately $10.4 million.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, we concluded that our disclosure controls and procedures were not effective as of December 31, 2015 based on the material weakness identified. We did not maintain sufficient internal control over financial reporting due to the lack of operating effectiveness of our controls over the impairment testing that we performed in accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets and ASC 330-10, Inventories, as of December 31, 2015. Specifically, our review controls did not operate at a sufficient level of precision to identify certain errors, which management has determined constituted a material weakness. Further, during the three months ended June 30, 2016, we identified a material weakness in our internal control over significant non-routine transactions. Specifically, this deficiency in operation of internal controls resulted in an inadequate evaluation of the underlying accounting guidance for transactions entered into during the quarter and insufficient review of underlying analyses.

Based on management’s assessment, including consideration of the control deficiencies discussed above and the timing of remedial actions noted below, management has concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

Remediation Efforts to Address Identified Material Weaknesses

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the three months ended September 30, 2016, remedial actions have been implemented to address the material weaknesses that were identified during the fiscal year ended December 31, 2015 and during the three months ended June 30, 2016. We have devoted significant effort and resources to the remediation of the material weaknesses and the improvement of our internal control over financial reporting. While we previously had processes in place over significant and non-routine transactions and the testing of impairment and disposal of long-lived assets and inventories, we enhanced these processes to better evaluate our research of the nuances of the complex accounting standards related to these accounting areas. We also engaged a third party accounting firm as a consultant to assist us in our financial reporting compliance, including the interpretation and application of new and complex accounting guidance.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2016 we implemented additional controls over revenue and cost of goods sold due to our new commercialization efforts directed towards Afrezza. We will continue to enhance these controls as the volume of transactions and further changes to the commercialization process occur.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, several complaints were filed in the U.S. District Court for the Central District of California (the “District Court”) against MannKind and certain of our officers and directors on behalf of certain purchasers of our common stock, which were consolidated into a single action. The amended complaint alleged that MannKind and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of MannKind’s common stock. We and the named defendants brought a motion to dismiss the class action, which the District Court granted in August 2016 without leave to amend the complaint. The lead plaintiff has appealed the decision to the Ninth Circuit Court of Appeals. We will vigorously oppose the appeal.

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the district court at Tel Aviv (Economic Department) for the certification of a class action against MannKind and certain of our officers and directors. In general, the complaints allege that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. We will vigorously defend against the claims advanced.

Subsequent to the filing of the federal securities class action against MannKind, two shareholder derivative complaints were filed in the Superior Court for the State of California, County of Los Angeles against certain of MannKind’s directors and officers. The complaints allege breaches of fiduciary duties by the defendants and other violations of law. Among other allegations, the complaints allege that the defendants caused MannKind to make false and misleading statements or omissions of material fact regarding MannKind’s business and the prospects for sales of Afrezza, thereby artificially inflating the price of MannKind’s common stock. Following the dismissal of the federal securities class action, each derivative complaint was voluntarily dismissed by its plaintiff.

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

We have never, as an organization, launched or commercialized a product other than Afrezza, and there is no guarantee that we will be able to successfully do so with Afrezza. There are numerous examples of unsuccessful product launches, second launches that underperform original expectations and other failures to fully exploit the market potential of drug products, including by pharmaceutical companies with more experience and resources than us. While we have established a commercial team and have hired a U.S. sales force through a contract sales organization, we will need to maintain and continue to build our commercialization capabilities in order to successfully commercialize Afrezza in the United States, and we may not have sufficient resources to do so. The market for skilled commercial personnel is highly competitive, and we may not be able to retain and find and hire all of the personnel we need on a timely basis. We have engaged a contract sales organization to conduct sales activities, but there are risks regarding whether a subcontractor will provide the level of effort and attention to Afrezza necessary for successful commercialization. In addition, Afrezza is a novel insulin therapy with a distinct profile and non-injectable administration, and we are therefore required to expend significant time and resources to train our sales force to be credible, persuasive and compliant with applicable laws in marketing Afrezza for the treatment diabetes to physicians and to ensure that a consistent and appropriate message about Afrezza is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of Afrezza and its proper administration, our efforts to successfully commercialize Afrezza could be put in jeopardy, which would negatively impact our ability to generate product revenues.

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

We may not be successful in our efforts to develop and commercialize our product candidates.*

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

A significant portion of the research that we have conducted involves new technologies, including our Technosphere platform technology. Even if our research programs identify product candidates that initially show promise, these candidates may fail to progress to clinical development for any number of reasons, including discovery upon further research that these candidates have adverse effects or other characteristics that indicate they are unlikely to be effective. In addition, the clinical results we obtain at one stage are not necessarily indicative of future testing results. If we fail to develop and commercialize our product candidates, or if we are significantly delayed in doing so, our ability to generate product revenues will be limited to the revenues we can generate from Afrezza.

We have a history of operating losses, we expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

We have never been profitable or generated positive cash flow from cumulative operations to date. Historically, we have reported negative cash flow from operations other than for the nine months ended September 30, 2014, for the year ended December 31, 2014, and for the three months ended March 31, 2015 as a result of our receipt of an upfront payment and milestone payments from Sanofi. As of September 30, 2016, we had an accumulated deficit of $2.8 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of Afrezza. In connection with our quarterly assessment of impairment indicators and inventory valuation for the quarter ended December 31, 2015, we identified an impairment of our long-lived assets which resulted in charges of $140.4 million in such quarter. In addition, we agreed to purchase certain annual minimum quantities of insulin for an aggregate total purchase price of approximately €120.1 million, of which €92.4 million is remaining at September 30, 2016. The annual minimum quantity for 2016 is €6.1 million, of which €6.1 million has been purchased as of September 30, 2016. We may not have the necessary capital resources on hand in order to service this contractual commitment.

Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of September 30, 2016, we had stockholders’ deficit of $238.7 million. Our ability to achieve and sustain positive cash flow from operations and profitability depends heavily upon successfully commercializing Afrezza, and we cannot be sure when, if ever, we will generate positive cash flow from operations or become profitable.

We will need to raise additional capital to fund our operations, and our inability to do so could raise substantial doubt about our ability to continue as a going concern.*

We will need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities, including the commercialization of Afrezza and the development of our product candidates, and to avoid defaulting under the covenant in our Facility Agreement with Deerfield, which requires us to maintain at least $25.0 million in cash and cash equivalents or available borrowings under The Mann Group Loan Arrangement as of the last day of each fiscal quarter. It may be difficult for us to raise additional funds on favorable terms, or at all. As of September 30, 2016, we had stockholders’ deficit of $238.7 million, which may raise concerns about our solvency and affect our ability to raise additional capital. The extent of our additional funding requirements will depend on a number of factors, including:

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

As of September 30, 2016, we had $222.5 million principal amount of outstanding debt, consisting of:

•	$27.7 million principal amount of 2018 notes bearing interest at 5.75% per annum and maturing on August 15, 2018;

•	$55.0 million principal amount of 2019 notes bearing interest at 9.75% per annum, $15.0 million of which is due and payable in July 2017, $15.0 million of which is due and payable in July 2018 and each $25.0 million of which is due and payable in July and December 2019;

•	$20.0 million principal amount of Tranche B notes bearing interest at 8.75% per annum, $5.0 million of which is due and payable in each of May 2017, 2018 and 2019, the balance of which is due and payable in December 2019;

•	$49.5 million principal amount of indebtedness under The Mann Group Loan Arrangement, bearing interest at 5.84% and maturing and due on January 5, 2020; and

•	$70.3 million principal amount borrowed under the Sanofi Loan Facility to fund our share of net losses under the Sanofi License Agreement, bearing interest at a rate of 8.5% per annum, with accrued interest payable in-kind and compounded quarterly, and maturing and due on September 23, 2024.

We may borrow an additional $30.1 million under The Mann Group Loan Arrangement. The available borrowings may be used to capitalize accrued interest into principal upon mutual agreement of the parties, as accrued interest becomes due and payable under The Mann Group Loan Arrangement. As of September 30, 2016 the accrued and unpaid interest under The Mann Group Loan Arrangement was $8.6 million.

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

If our suppliers fail to deliver materials and services needed for the production of Afrezza in a timely and sufficient manner or fail to comply with applicable regulations, or if we fail to identify and qualify alternative suppliers, our business, financial condition and results of operations would be harmed and the market price of our common stock and other securities could decline.*

For the commercial manufacture of Afrezza, we need access to sufficient, reliable and affordable supplies of insulin, our Afrezza inhaler, the related cartridges and other materials. Currently, the only approved source of insulin for Afrezza is manufactured by Amphastar and the only source of our proprietary inert excipient, FDKP (fumaryl diketopiperazine), which is the primary component of our Technosphere technology platform, is manufactured by Lonza Group Ltd. (Lonza). We must rely on our suppliers, including Amphastar, to comply with relevant regulatory and other legal requirements, including the production of insulin and FDKP in accordance with the FDA’s current good manufacturing practices (“cGMPs”) for drug products, and the production of the Afrezza inhaler and related cartridges in accordance with quality system regulation (“QSRs”). The supply of any of these materials may be limited or any of the manufacturers may not meet relevant regulatory requirements, and if we are unable to obtain any of these materials in sufficient amounts, in a timely manner and at reasonable prices, or if we encounter delays or difficulties in our relationships with manufacturers or suppliers, the production of Afrezza may be delayed. Likewise, if Amphastar or Lonza ceases to manufacture or is otherwise unable to deliver insulin for Afrezza or FDKP, respectively, we will need to locate an alternative source of supply and the production of Afrezza may be delayed. If any of our suppliers is unwilling or unable to meet its supply obligations and we are unable to secure an alternative supply source in a timely manner and on favorable terms, our business, financial condition, and results of operations may be harmed and the market price of our common stock and other securities may decline.

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the United States, we could be subject to additional reimbursement requirements, fines, sanctions and exposure under other laws which could have a material adverse effect on our business, results of operations and financial condition.*

We participate in the Medicaid Drug Rebate Program, as administered by CMS, and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition.

In addition, the Office of Inspector General of the Department of Health and Human Services and other Congressional, enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price (“AMP”) and best price (“BP”) for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. For example, failure to submit monthly/quarterly AMP and BP data on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that the CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.

If product liability claims are brought against us, we may incur significant liabilities and suffer damage to our reputation.*

The testing, manufacturing, marketing and sale of Afrezza and any clinical testing of our product candidates expose us to potential product liability claims. A product liability claim may result in substantial judgments as well as consume significant financial and management resources and result in adverse publicity, decreased demand for a product, injury to our reputation, withdrawal of clinical studies volunteers and loss of revenues. We currently carry worldwide product liability insurance in the amount of $10.0 million. Our insurance coverage may not be adequate to satisfy any liability that may arise, and because insurance coverage in our industry can be very expensive and difficult to obtain, we cannot assure you that we will seek to obtain, or be able to obtain if desired, sufficient additional coverage. If losses from such claims exceed our liability insurance coverage, we may incur substantial liabilities that we may not have the resources to pay. If we are required to pay a product liability claim our business, financial condition and results of operations would be harmed and the market price of our common stock and other securities may decline.

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

We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. In connection with the audit of our financial statements for the year ended December 31, 2015, we concluded that there was a material weakness in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified related to management review controls and our impairment testing that we performed in accordance with ASC 360-10, Impairment and Disposal of Long-Lived Assets and ASC 330-10, Inventories, as of December 31, 2015. Specifically, our review controls did not operate at a sufficient level of precision to identify certain errors. Further, during the three months ended June 30, 2016, we identified a material weakness in our internal control over significant non-routine transactions. Specifically, this deficiency in operation of internal controls resulted in an inadequate evaluation of the underlying accounting guidance for transactions entered into during the quarter and insufficient review of underlying analyses. As a result of these material weaknesses, we and our independent registered public accounting firm evaluated our internal control over financial reporting as ineffective.

We are taking steps to remediate the material weaknesses in our internal control over financial reporting, including designing additional training programs for relevant personnel and developing specific review procedures regarding management review controls. However, we cannot assure you that these efforts will remediate our material weaknesses in a timely manner, or at all. If we are unable to successfully remediate our material weaknesses, or if we identify any future material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and we may experience a loss of public confidence, which could have an adverse effect on our business, financial condition and the market price of our common stock and other securities.

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

We and certain of our executive officers and directors have been named as defendants in ongoing securities class action lawsuits that could result in substantial costs and divert management’s attention. *

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, several complaints were filed in the U.S. District Court for the Central District of California (the “District Court”) against MannKind and certain of our officers and directors on behalf of certain purchasers of our common stock, which were consolidated into a single action. The amended complaint alleged that MannKind and certain of our officers and directors violated federal securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of MannKind’s common stock. We and the other defendants brought a motion to dismiss the class action that was pending against MannKind and two of our executives, which the District Court granted without leave to amend the complaint. The lead plaintiff has appealed the decision to the Ninth Circuit Court of Appeals. Although we will vigorously oppose the appeal, there can be no assurance that we will be successful.

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

We are increasingly dependent on information technology systems, infrastructure and data security.*

We are increasingly dependent upon information technology systems, infrastructure and data security. Our business requires manipulating, analyzing and storing large amounts of data. In addition, we rely on an enterprise software system to operate and manage our business. Our business therefore depends on the continuous, effective, reliable and secure operation of our computer hardware, software, networks, Internet servers and related infrastructure. The multitude and complexity of our computer systems and the potential value of our data make them inherently vulnerable to service interruption or destruction, malicious intrusion and random attack. Likewise, data privacy or security breaches by employees or others may pose a risk that sensitive data including intellectual property, trade secrets or personal information belonging to us or our customers or other business partners may be exposed to unauthorized persons or to the public. Our systems are also potentially subject to cyber-attacks, which can be highly sophisticated and may be difficult to detect. Such attacks are often carried out by motivated, well-resourced, skilled and persistent actors including nation states, organized crime groups and “hacktivists.” Cyber-attacks could include the deployment of harmful malware and key loggers, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our information technology systems, infrastructure and data. Our key business partners face similar risks and any security breach of their systems could adversely affect our security status. While we continue to invest in the protection of our critical or sensitive data and information technology, there can be no assurance that our efforts will prevent or detect service interruptions or breaches in our systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us.

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

If we do not comply with regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined or forced to remove a product from the market, subject to criminal prosecution, or experience other adverse consequences, including restrictions or delays in obtaining regulatory marketing approval.*

Even if we comply with regulatory requirements, we may not be able to obtain the labeling claims necessary or desirable for product promotion. We may also be required to undertake post-marketing studies. For example, as part of the approval of Afrezza, the FDA required that we complete a clinical trial to evaluate the potential risk of pulmonary malignancy with Afrezza. To date, we have not enrolled any subjects in this trial.

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

FDA and comparable foreign regulatory authorities subject Afrezza and any approved drug product to extensive and ongoing regulatory requirements concerning the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

There are also a number of clinical studies being conducted by other pharmaceutical companies involving compounds similar to, or potentially competitive with, our product candidates. Adverse results reported by these other companies in their clinical studies could delay or prevent us from obtaining regulatory approval or negatively impact public perception of our product candidates, which could harm our business, financial condition and results of operations and cause the market price of our common stock and other securities to decline.

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

An issued patent is presumed valid unless it is declared otherwise by a court of competent jurisdiction. However, the issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be afforded by our patents. A third party may challenge the validity or enforceability of a patent after its issuance by various proceedings such as oppositions in foreign jurisdictions, or post grant proceedings, including, oppositions, re-examinations or other review in the United States. In some instances we may seek re-examination or reissuance of our own patents. If we attempt to enforce our patents, they may be challenged in court where they could be held invalid, unenforceable, or have their breadth narrowed to an extent that would destroy their value.

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. We therefore cannot be certain that we or our licensors were the first to make the invention claimed in our owned and licensed patents or pending applications, or that we or our licensor were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, in the United States prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act (“AIA”), or the Leahy-Smith Act, enacted on September 16, 2011, the United States moved to a first inventor to file system. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and may also affect patent litigation. The full effects of these changes are currently unclear as the United States Patent and Trademark Office, or USPTO, must still implement various regulations, the courts have only begun to interpret these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. In general, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Interference proceedings brought by the USPTO, may be necessary to determine the priority of inventions with respect to our pre-AIA patent applications or those of our collaborators or licensors. Additionally, the Leahy-Smith Act has greatly expanded the options for post-grant review of patents that can be brought by third parties. In particular Inter Partes Review (“IPR”), available against any issued United States patent (pre - and post-AIA), has resulted in a higher rate of claim invalidation, due in part to the much reduced opportunity to repair claims by amendment as compared to re-examination, as well as the lower standard of proof used at the USPTO as compared to the federal courts. With the passage of time an increasing number of patents related to successful pharmaceutical products are being subjected to IPR. Moreover, the filing of IPR petitions has been used by short-sellers as a tool to help drive down stock prices. We may not prevail in any litigation, post-grant review, or interference proceedings in which we are involved and, even if we are successful, these proceedings may result in substantial costs and be a distraction to our management. Further, we may not be able, alone or with our collaborators and licensors, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

Although we own a number of domestic and foreign patents and patent applications relating to Afrezza, we have identified certain third-party patents having claims that may trigger an allegation of infringement in connection with the commercial manufacture and sale of Afrezza. If a court were to determine that Afrezza was infringing any of these patent rights, we would have to establish with the court that these patents are invalid or unenforceable in order to avoid legal liability for infringement of these patents. However, proving patent invalidity or unenforceability can be difficult because issued patents are presumed valid. Therefore, in the event that we are unable to prevail in a non-infringement or invalidity action we will have to either acquire the third-party patents outright or seek a royalty-bearing license. Royalty-bearing licenses effectively increase production costs and therefore may materially affect product profitability. Furthermore, should the patent holder refuse to either assign or license us the infringed patents, it may be necessary to cease manufacturing the product entirely and/or design around the patents, if possible. In either event, our business, financial condition and results of operations would be harmed and our profitability could be materially and adversely impacted.

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

We have not selected trade names for some of our product candidates in our pipeline; therefore, we have not filed trademark registrations for such potential trade names for our product candidates, nor can we assure that we will be granted registration of any potential trade names for which we do file. No assurance can be given that any of our trademarks will be registered in the United States or elsewhere, or once registered that, prior to our being able to enter a particular market, they will not be cancelled for non-use. Nor can we give assurances, that the use of any of our trademarks will confer a competitive advantage in the marketplace.

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

As a result of the death of Alfred E. Mann, our founder and former largest stockholder, the stock that he previously controlled is currently controlled by a trust, and we cannot assure you of the manner in which the trustees will manage the holdings.*

At November 1, 2016, the estate of Alfred E. Mann beneficially owned approximately 27.7% of our outstanding shares of capital stock, including shares held in the Alfred E. Mann Living Trust, The Mann Group LLC and Mann Medical Research Organization (“MMRO”) (collectively, the “Mann Affiliated Entities”).

Mr. Mann passed away on February 25, 2016. All of the shares beneficially owned by Mr. Mann in his individual capacity, the Alfred E. Mann Living Trust, The Mann Group LLC and MMRO (a non-profit organization) are controlled by the Alfred E. Mann Living Trust. The trustees of the Alfred E. Mann Living Trust are Mr. Mann’s wife and two other trustees. The trustees have the power to sell the shares or deal with them as an owner. Relatives, other individuals and charities may receive bequests of shares under the trust. The residuary beneficiary of the trust is the Alfred E. Mann Family Foundation, a charitable organization under section 501(c)(3) of the Internal Revenue Code that is a private foundation under section 509 of the Code. The same three trustees control the Alfred E. Mann Family Foundation. The Alfred E. Mann Family Foundation will have the power to sell the shares or deal with them as an owner.

We have been informed by the trustees for the Mann Affiliated Entities that the trustees may seek to dispose of some or all of the shares beneficially owned by the Mann Affiliated Entities, pursuant to distributions to trust beneficiaries, one or more trading plans under Rule 10b5-1 of the Exchange Act or otherwise. Although at this time we are not aware of any definitive decision by the trustees relating to the holding or disposition of the shares held by the Mann Affiliated Entities, any sales or other disposition of our common stock by the Mann Affiliated Entities, or the perception that such sales may occur, including the entry into any such trading plans, could have a material adverse effect on the trading price of our common stock and could make it more difficult for us to raise capital through the sale of our common stock or securities convertible into or exercisable for our common stock, which could have a material adverse effect on our business and financial condition.

Our stock price is volatile and may affect the market price of our common stock and other securities.*

Since January 1, 2013, our closing stock price as reported on The NASDAQ Global Market has ranged from $0.42 to $10.96. The trading price of our common stock is likely to continue to be volatile. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue.

The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:

•	the progress of our recent commercial launch of Afrezza in the United States and other events or circumstances that we or others estimate will impact the future commercial success of Afrezza;

•	our ability to obtain marketing approval for Afrezza outside of the United States and to find collaboration partners for the commercialization of Afrezza in foreign jurisdictions;

•	our future estimates of Afrezza sales, prescriptions or other operating metrics;

•	our ability to successful commercialize our Technosphere drug delivery platform;

•	the progress of preclinical and clinical studies of our product candidates and of post-approval studies of Afrezza required by the FDA;

•	the results of preclinical and clinical studies of our product candidates;

•	general economic, political or stock market conditions;

•	legislative developments;

•	announcements by us, our collaborators, or our competitors concerning clinical study results, acquisitions, strategic alliances, technological innovations, newly approved commercial products, product discontinuations, or other developments;

•	the availability of critical materials used in developing and manufacturing Afrezza or other product candidates;

•	developments or disputes concerning our relationship with any of our current or future collaborators or third party manufacturers;

•	developments or disputes concerning our patents or proprietary rights;

•	the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals;

•	announcements by us concerning our financial condition or operating performance;

•	changes in securities analysts’ estimates of our financial condition or operating performance;

•	general market conditions and fluctuations for emerging growth and pharmaceutical market sectors;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

•	our ability, or the perception of investors of our ability, to continue to meet all applicable requirements for continued listing of our common stock on The NASDAQ Stock Market, and the possible delisting of our common stock if we are unable to do so;

•	the status of any legal proceedings or regulatory matters against or involving us or any of our executive officers and directors; and

•	discussion of Afrezza, our other product candidates, competitors’ products, or our stock price by the financial and scientific press, the healthcare community and online investor communities such as chat rooms. In particular, it may be difficult to verify statements about us and our investigational products that appear on interactive websites that permit users to generate content anonymously or under a pseudonym and statements attributed to company officials may, in fact, have originated elsewhere.

Any of these risks, as well as other factors, could cause the market value of our common stock and other securities to decline.

If we fail to continue to meet all applicable listing requirements, our common stock may be delisted from The NASDAQ Global Market, which could have an adverse impact on the liquidity and market price of our common stock.*

Our common stock is currently listed on The NASDAQ Global Market, which has qualitative and quantitative listing criteria. If we are unable to meet any of the NASDAQ listing requirements in the future, such as the corporate governance requirements, the minimum closing bid price requirement, or the minimum market value of listed securities requirement, NASDAQ could determine to delist our common stock. A delisting of our common stock could adversely affect the market liquidity of our common stock, decrease the market price of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and result in the loss of confidence in our company. On September 14, 2016, we received notice from the Listing Qualifications Department of the NASDAQ Stock Market indicating that, for the previous 30 consecutive business days, the bid price for our common stock closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Global Market. The notification letter stated that we would be afforded 180 calendar days, or until March 13, 2017, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of 10 consecutive business days. We intend to actively monitor the bid price for our common stock between now and March 13, 2017, and will consider all available options to resolve the deficiency and regain compliance with the minimum bid price requirement. However, we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with NASDAQ’s listing requirements.

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

The future sale of our common stock, the exchange or conversion of our 2018 notes into common stock or the exercise of our warrants for common stock could negatively affect the market price of our common stock and other securities. *

As of November 1, 2016, we had 478,376,869 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise the issuance of additional shares of our common stock upon the exchange or conversion of some or all of our 2018 notes or upon the exercise of outstanding warrants, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes and warrants may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

We have a limited number of unreserved shares available for future issuance, which may impair our ability to conduct future financing and other transactions.*

Our amended and restated certificate of incorporation currently authorizes us to issue up to 700,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of November 1, 2016, we had a total of 221,623,131 shares of common stock that were authorized but unissued, and we have currently reserved a significant number of these shares for future issuance pursuant to outstanding equity awards, outstanding warrants, our equity plans and our 2018 notes. As a result, our ability to issue shares of common stock other than pursuant to existing arrangements will be limited until such time, if ever, that we are able to amend our amended and restated certificate of incorporation to further increase our authorized shares of common stock or shares currently reserved for issuance otherwise become available (for example, due to the termination of the underlying agreement to issue the shares).

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), originally filed with the SEC on August 9, 2016).

3.2	Amended and Restated Bylaws (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on November 19, 2007).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of common stock certificate (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 18, 2013).

4.3	Form of 9.75% Senior Secured Convertible Promissory Note due 2019 (incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.4	Form of Amended and Restated 9.75% Senior Secured Convertible Promissory Note due 2019 (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 3, 2014).

4.5	Form of Tranche B Senior Secured Note due 2019 (incorporated by reference to Exhibit 4.8 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50856), filed with the SEC on May 12, 2014).

Exhibit Number	Description of Document

4.6	Milestone Rights Purchase Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.7	Guaranty and Security Agreement, dated as of July 1, 2013, by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.8	Facility Agreement, dated as of July 1, 2013, by and among MannKind Corporation, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), originally filed with the SEC on July 1, 2013).

4.9	First Amendment to Facility Agreement and Registration Rights Agreement, dated as of February 28, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), originally filed with the SEC on March 3, 2014).

4.10	Second Amendment to Facility Agreement and Registration Rights Agreement, dated as of August 11, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 4.14 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 10, 2014).

4.11	Senior Secured Revolving Promissory Note, dated as of September 23, 2014, by and between MannKind Corporation and Aventisub LLC (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 29, 2014).

4.12	Guaranty and Security Agreement, dated as of September 23, 2014, by and among MannKind Corporation, MannKind LLC and Aventisub LLC (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 29, 2014).

4.13	Indenture, by and between MannKind and U.S. Bank (as successor trustee to Wells Fargo, N.A., dated August 10, 2015 (incorporated by reference to Exhibit 4.18 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 10, 2015).

4.14	Form of 5.75% Convertible Senior Subordinated Exchange Note due 2018 (included in Exhibit 4.18 as Exhibit A thereto) (incorporated by reference to Exhibit 4.19 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 10, 2015).

4.15	Form of Warrant to Purchase Common Stock issued November 16, 2015 (incorporated by reference to Exhibit 4.17 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 15, 2016).

4.16	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 10, 2016).

4.17	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 10, 2016).

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2016	MANNKIND CORPORATION

	By:	/s/ MATTHEW J. PFEFFER
Matthew J. Pfeffer
Chief Executive Officer and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)