Form 10-Q
period 2017-03-31
MANNKIND CORP
filed 2017-05-10
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of May 5, 2017, there were 101,006,255 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2017

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value and share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$47,978	$22,895
Accounts receivable, net	438	302
Receivable from Sanofi	—	30,557
Inventory	3,698	2,331
Asset held for sale	—	16,730
Deferred costs from commercial product sales	472	309
Prepaid expenses and other current assets	3,508	4,364

Total current assets	56,094	77,488
Property and equipment - net	28,482	28,927
Other assets	609	648

Total assets	$85,185	$107,063

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,519	$3,263
Accrued expenses and other current liabilities	10,657	7,937
Facility financing obligation	71,795	71,339
Deferred revenue - net	1,844	3,419
Deferred payments from collaboration - current	250	1,000
Recognized loss on purchase commitments - current	6,984	5,093

Total current liabilities	93,049	92,051
Note payable to principal stockholder	49,521	49,521
Accrued interest - note payable to principal stockholder	9,995	9,281
Senior convertible notes	27,642	27,635
Recognized loss on purchase commitments - long term	95,062	95,942
Deferred payments from collaboration - long term	687	—
Warrant liability	752	7,381
Milestone rights liability and other liabilities	7,202	8,845

Total liabilities	283,910	290,656

Commitments and contingencies (Note 10)
Stockholders’ deficit:
Undesignated preferred stock, $0.01 par value - 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value - 140,000,000 shares authorized, 95,776,297 and 95,680,831 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	958	957
Additional paid-in capital	2,554,230	2,553,039
Accumulated other comprehensive loss	(24)	(24)
Accumulated deficit	(2,753,889)	(2,737,565)

Total stockholders’ deficit	(198,725)	(183,593)

Total liabilities and stockholders’ deficit	$85,185	$107,063

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Net revenue - collaboration	$63	$—
Net revenue - commercial product sales	1,196	—
Revenue - bulk insulin sales	1,750	—

Total revenues	3,009	—

Expenses:
Cost of goods sold	2,548	5,168
Research and development	3,129	5,130
Selling, general and administrative	15,389	7,351
Loss on foreign currency translation	1,545	2,364

Total expenses	22,611	20,013

Loss from operations	(19,602)	(20,013)

Other income (expense):
Change in fair value of warrant liability	6,629	—
Interest income	55	15
Interest expense on notes	(2,706)	(4,221)
Interest expense on note payable to principal stockholder	(714)	(721)
Other income	14	67

Total other income (expense)	3,278	(4,860)

Loss before benefit for income taxes	(16,324)	(24,873)
Income tax benefit	—	—

Net loss	$(16,324)	$(24,873)

Net loss per share - basic and diluted	$(0.17)	$(0.29)

Shares used to compute basic and diluted net loss per share	95,744	85,772

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(16,324)	$(24,873)
Other comprehensive loss:
Cumulative translation gain	—	1

Comprehensive loss	$(16,324)	$(24,872)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,324)	$(24,873)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	908	1,023
Stock-based compensation expense	1,267	1,273
Loss on foreign currency translation	1,545	2,364
Interest incurred through borrowings under Sanofi Loan Facility	—	1,168
Interest on note payable to principal stockholder	714	721
Change in fair value of warrant liability	(6,629)	—
Other, net	—	696
Changes in operating assets and liabilities:
Accounts receivable, net	(136)	(121)
Receivable from Sanofi	30,557	—
Inventory	(1,367)	—
Deferred costs from commercial product sales	(163)	—
Prepaid expenses and other current assets	856	1,211
Other assets	39	(86)
Accounts payable	(1,665)	(14,799)
Accrued expenses and other current liabilities	1,077	488
Deferred payments from collaboration	(63)	177
Deferred revenue - net	(1,575)	—
Recognized loss on purchase commitments	(534)	—

Net cash provided by (used in) operating activities	8,507	(30,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,144)
Net proceeds from sale of property and equipment	16,651	17

Net cash provided by (used in) investing activities	16,651	(1,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	467
Payment of employment taxes related to vested restricted stock units	(75)	(3)

Net cash provided by (used in) financing activities	(75)	464

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,083	(31,421)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,895	59,074

CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,978	$27,653

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash, net of amounts capitalized	$2,550	$2,713

Cost incurred for construction in progress included in accounts payable and accrued liabilities	$—	$558

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of MannKind Corporation and its subsidiaries (“MannKind,” the “Company,” “we” or “us”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 16, 2017 (the “Annual Report”).

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2017 may not be indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates or assumptions. Management considers many factors in selecting appropriate financial accounting policies, and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. The more significant estimates reflected in these accompanying condensed consolidated financial statements include revenue recognition, assessing long-lived assets and deferred product costs for impairment, accrued expenses, inventory recoverability, valuation of the facility financing obligation, loss on purchase commitments, warrant liability, milestone rights, stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.

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

On August 11, 2014, the Company executed a license and collaboration agreement (the “Sanofi License Agreement”) with Sanofi-Aventis Deutschland GmbH, which subsequently assigned its rights and obligations under the agreement to Sanofi-Aventis U.S. LLC (“Sanofi”), pursuant to which Sanofi was responsible for global commercial, regulatory and development activities for Afrezza.

On January 4, 2016, the Company received written notification from Sanofi of its election to terminate in its entirety the Sanofi License Agreement. The effective date of termination was April 4, 2016, which was when the Company assumed responsibility for worldwide development and commercialization of Afrezza. Under the terms of the transition agreement, Sanofi continued to fulfill orders for Afrezza in the United States until the Company began distributing MannKind-branded Afrezza product to major wholesalers in late July 2016. The Company began recognizing commercial product sales revenue when MannKind-branded Afrezza was dispensed from pharmacies to patients in August 2016.

On November 9, 2016, the Company entered into a settlement agreement with Sanofi (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the promissory note (the “Sanofi Loan Facility”) between the Company and Aventisub LLC (“Aventisub”), a Sanofi affiliate, was terminated with Aventisub agreeing to fully forgive the outstanding loan balance of $72.0 million. Sanofi also purchased $10.2 million of insulin from the Company in December 2016 under an existing insulin put option and made a cash payment of $30.6 million to the Company in early January 2017 as acceleration and in replacement of all other payments that Sanofi would otherwise have been required to make in the future pursuant to the insulin put option, without the Company being required to deliver any insulin for such payment. The Company was also relieved of its obligation to pay Sanofi $0.5 million in previously uncharged costs pursuant to the Sanofi License Agreement. The Company and Sanofi also agreed to a general release of potential claims against each other.

During their initial transition of the commercial responsibilities from Sanofi, the Company utilized a contract sales organization to promote Afrezza while the Company focused its internal resources on establishing a channel strategy, entering into distribution agreements and developing co-pay assistance programs, a voucher program, data agreements and payor relationships. In early 2017, the Company recruited its own sales force and intends to continue the commercialization of Afrezza in the United States through its own commercial organization. The Company’s current strategy for future commercialization of Afrezza outside of the United States, subject to receipt of the necessary foreign regulatory approvals, is to seek and establish partnerships in foreign jurisdictions where there are appropriate commercial opportunities.

As of and for the three months ended March 31, 2017, the Company has reported an accumulated deficit of $2.8 billion and has reported negative cash flow from operations for each year since inception, except for the current quarter, when the Company received the $30.6 million settlement payment from Sanofi and in 2014, when the Company received the $150.0 million upfront payment from Sanofi.

At March 31, 2017, the Company’s capital resources consisted of cash and cash equivalents of $48.0 million. The Company expects to continue to incur significant expenditures to support commercial manufacturing and sales and marketing of Afrezza and the development of their product candidates. The facility agreement (the “Facility Agreement”) with Deerfield Private Design Fund II, L.P. (“Deerfield Private Design Fund”) and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) that resulted in the issuance of 9.75% Senior Convertible Notes due 2019 (“2019 notes”) and the First Amendment to Facility Agreement and Registration Rights Agreement (the “First Amendment”) that resulted in the issuance of an additional tranche of 8.75% Senior Convertible Notes due 2019 (“Tranche B notes”) (see Note 6 — Borrowings) requires the Company to maintain at least $25.0 million in cash and cash equivalents or available borrowings under the loan arrangement, dated as of October 2, 2007, between the Company and The Mann Group LLC (as amended, restated, or otherwise modified as of the date hereof, “The Mann Group Loan Arrangement”), as of the last day of each fiscal quarter.

Additional funding sources that are, or in certain circumstances may be, available to the Company include $30.1 million principal amount of available borrowings under The Mann Group Loan Arrangement. A portion of these available borrowings may be used to capitalize accrued interest into principal, upon mutual agreement of the parties, as it becomes due and payable under The Mann Group Loan Arrangement (see Note 5 — Related-Party Arrangements). The Company is seeking and will need to raise additional capital, whether through a sale of equity or debt securities, a strategic business collaboration with another company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to continue the development and commercialization of Afrezza and other product candidates and to support its other ongoing activities. The Company cannot provide assurances that such additional capital will be available on acceptable terms or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On September 14, 2016, the Company received notice from the Listing Qualifications Department of the NASDAQ Stock Market indicating that in the previous 30 consecutive business days, the bid price for the common stock closed below the minimum of $1.00 per share required for continued inclusion on the NASDAQ Global Market. The notification letter stated that the Company would be afforded 180 calendar days, or until March 13, 2017, to regain compliance with the minimum bid price requirement. On March 16, 2017, the Company received a letter from the Listing Qualifications Department of the NASDAQ Global Market indicating that the Company had regained compliance with the $1.00 minimum closing bid requirement following completion of the reverse stock split described below.

On March 1, 2017, following stockholder approval, the Company’s board of directors approved a reverse stock split ratio of 1-for-5. On March 1, 2017, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation to effect the 1-for-5 reverse stock split of the Company’s outstanding common stock and to reduce the authorized number of shares of the Company’s common stock from 700,000,000 to 140,000,000 shares. The Company’s common stock began trading on the NASDAQ Global Market on a split-adjusted basis when the market opened on March 3, 2017. As a result, all common stock share amounts included in these condensed consolidated financial statements have been retroactively reduced by a factor of five, and all common stock per share amounts have been increased by a factor of five, with the exception of the Company’s common stock par value.

On April 18, 2017, the Company entered into an Exchange Agreement with Deerfield resulting in the cash repayment of $4.0 million under the Tranche B notes and the conversion of $1.0 million and $5.0 million of the Tranche B notes and the 2019 notes, respectively to common shares (see Note 13, Subsequent Events for disclosure of the Exchange Agreement).

Reclassifications — Certain amounts from previous periods have been reclassified to conform to the 2017 presentation. Specifically, on the condensed consolidated statements of operations, product manufacturing has been renamed to costs of goods sold. The Company also reclassified (gain) loss on foreign currency translation from the previously reported classification of product manufacturing to loss on foreign currency translation in the accompanying condensed consolidated statements of operations. In addition, on the statements of cash flows, the Company reclassified interest expense on note payable to principal stockholder from other liabilities to conform to the 2017 presentation.

Correction of an Immaterial Error — Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2016 on Form 10-K, the Company determined that the common stock par value as of December 31, 2016 and 2015 should not have been adjusted for the impact of the reverse stock split on March 3, 2017 as described above. Management evaluated the materiality of the errors from a quantitative and qualitative perspective and concluded that this adjustment was not material to the Company’s financial position as of March 31, 2017 or December 31, 2016 and 2015 and that there was no impact to the results of operations for any periods presented. However, the Company has elected to correct the error in the current filing to conform to the current year presentation. Since the revisions were not material, no amendments to previously filed reports were required. The Company has revised the historical consolidated financial information presented herein to reflect the correction of this error for the prior period presented.

	2016 as
	Previously		2016 as
(In thousands)	Presented	Adjustments	Adjusted
Common stock	$4,784	$(3,827)	$957
Additional paid-in capital	$2,549,212	$3,827	$2,553,039

Revenue Recognition — Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. When the accounting requirements for revenue recognition are not met, the Company defers the recognition of revenue by recording deferred revenue on the condensed consolidated balance sheets until such time that all criteria are met. To date, the Company has had revenue from collaborations, commercial sales of Afrezza, and from sales of bulk insulin, which are described more fully below.

Revenue Recognition – Net Revenue – Collaborations – The Company enters into collaborations under which the Company must perform certain obligations and receives periodic payments. The Company evaluates the collaborations under the multiple element revenue recognition accounting guidance. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered elements have stand-alone value to the customer. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price of each deliverable and the appropriate revenue recognition principles are applied to each unit. The assessment of multiple element arrangements requires judgment in order to determine the appropriate units of accounting and the points in time that, or periods over which, revenue should be recognized. The terms of and the accounting for the Company’s collaborations are described more fully in Note 7 — Collaboration Arrangements.

Revenue Recognition – Net Revenue – Commercial Product Sales – Between July 1, 2016 and December 15, 2016, the Company sold Afrezza to Integrated Commercialization Solutions Direct (ICS) and title and risk of loss transferred to ICS upon shipment. After December 15, 2016, ICS became a third party logistics provider and stopped taking title and risk of loss upon shipment of Afrezza to ICS. The Company sells Afrezza in the United States to wholesale pharmaceutical distributors through ICS, and ultimately to retail pharmacies, which are collectively referred to as “customers”. The Company provides the right of return to its wholesale distributors and, through them, to its retail pharmacy customers for unopened product for a period beginning six months prior to and ending twelve months after its expiration date. Once the product has been prescribed and dispensed to the patient, any right of return ceases to exist.

Given the Company’s limited sales history for Afrezza, the Company cannot reliably estimate expected returns of the product at the time of shipment into the distribution channel. Accordingly, the Company defers recognition of revenue on Afrezza product shipments until the right of return no longer exists, which occurs at the earlier of the time Afrezza is dispensed from pharmacies to patients or expiration of the right of return. Deferred revenue is presented net of deferred product sales discounts which are further described in Gross-to-Net Adjustments below. The Company recognizes revenue based on Afrezza patient prescriptions dispensed as estimated by syndicated data provided by a third party. The Company also analyzes additional data points to ensure that such third-party data is reasonable, including data related to inventory movements within the channel and ongoing prescription demand.

For the three months ended March 31, 2017, net revenue from commercial product sales consisted of $1.2 million of net sales of Afrezza dispensed to patients. As of March 31, 2017 and December 31, 2016, the ending balances for deferred revenue were $1.8 million and $3.4 million, on its condensed consolidated balance sheets, of which $1.8 million and $1.6 million (net of estimated gross-to-net adjustments), respectively, represents product shipped to the Company’s third-party logistics provider and wholesale distributors, but not yet dispensed to patients. The difference, as of December 31, 2016, represented deferred revenue from bulk insulin sales, which is described more fully under the heading Revenue Recognition – Revenue – Bulk Insulin Sales below. For the three months ended March 31, 2017, shipments to three wholesale distributors represented 93% of total shipments.

Gross-to-net Adjustments – Estimated gross-to-net adjustments for Afrezza include wholesaler distribution fees, prompt pay discounts, estimated rebates and chargebacks and patient discount and co-pay assistance programs, and are based on estimated amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of the Company’s agreements with its customers and the levels of inventory within the distribution and retail channels that may result in future rebates or discounts taken. In certain cases, such as patient support programs, the Company recognizes the cost of patient discounts as a reduction of revenue based on estimated utilization. If actual future results vary, the Company may need to adjust these estimates, which could have an effect on product revenue in the period of adjustment. The Company records product sales deductions in the condensed consolidated statements of operations at the time product revenue is recognized. Gross-to-net adjustments were approximately $0.4 million, which represents 27% of gross revenue from product sales for the three months ended March 31, 2017. There were no product sales and accordingly, no gross-to-net adjustments during the three months ended March 31, 2016. Gross-to-net items that are unpaid at the end of each period are presented in accrued expense and other current liabilities.

Wholesaler Distribution Fees – The Company pays distribution fees to certain wholesale distributors based on contractually determined rates. The Company accrues the distribution fees on shipment to the respective wholesale distributors and recognizes the distribution fees as a reduction of revenue in the same period the related revenue is recognized.

Prompt Pay Discounts – The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. The Company accounts for cash discounts by reducing accounts receivable and deferred revenue by the prompt pay discount amount (at the time of shipment to the wholesale distributor). The Company recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

Rebates and Chargebacks – The Company participates in federal and state government-managed Medicare and Medicaid programs and, as such, is required to provide rebates under these programs. The Company continues to pursue participation in certain other qualifying federal and state government programs whereby discounts and rebates are provided to participating entities. Rebates provided through these other qualifying programs are included in the Medicaid and Medicare rebate accrual. Chargebacks are discounts that occur when contracted customers purchase directly from an intermediary wholesale purchaser. Contracted customers, which currently consist primarily of Federal government entities purchasing off the Federal Supply Schedule, generally purchase the product at its contracted price, plus a mark-up from the wholesaler. The wholesaler, in-turn, charges back to the Company the difference between the price initially paid by the wholesaler and the contracted price paid to the wholesaler by the customer.

The Company accounts for these rebates and chargebacks by establishing an accrual based on contractual discount rates, expected utilization under each contract and an estimate of the amount of inventory in the distribution channel that will become subject to such rebates and chargebacks based on historical payor data provided by a third-party vendor along with additional data including a forecasted participation rates. From that data, as well as input received from the commercial team, an estimated participation rate for each program is determined and applied at the rate for those sales. Any new information regarding changes in the programs’ regulations and guidelines or any changes in the Company’s government price reporting calculations that would impact the amount of the rebates will also be taken into account in determining or modifying the appropriate reserve. The time period between the date the product is sold into the channel and the date such rebates may be paid can be up to approximately six to nine months. As such, continuous monitoring of these estimates will be performed on a periodic basis, and if necessary, adjusted to reflect new facts and circumstances. Rebates and chargebacks are recognized as a reduction of gross revenue in the period the related revenue is recognized.

Other Rebates and Discounts – The Company has entered into agreements with certain third-party payors and with pharmacy benefit managers that act as an intermediary with certain third-party payors in the fulfillment of prescriptions. Under these agreements, the Company has agreed to provide certain contracted discounts to ease access to reimbursement for Afrezza patients including, but not limited to, the removal of prior authorization or step edit requirements or modifying the reimbursement tier under the payor’s formulary. The Company accounts for these charges by establishing an accrual based on the contracted discount rates and, with input received from management, estimated participation rates.

Patient Discount and Co-Pay Assistance Programs – The Company offers discount card programs to patients for Afrezza in which patients receive discounts on their prescriptions or a reduction in their co-pay amounts that are reimbursed by the Company. The Company estimates the total amount that will be redeemed based on levels of inventory in the distribution and retail channels and recognizes the discount as a reduction of gross revenue in the same period the related revenue is recognized.

Deferred Costs from Commercial Product Sales — Deferred costs from commercial product sales represents the cost of product (including labor, overhead and shipping costs to the third party logistics provider) shipped to wholesale distributors, but not dispensed by retail pharmacies to patients. If the Company estimates that inventory that has been shipped to wholesale distributors will be returned for credit because there is a risk of product expiry, deferred costs of commercial product sales is reduced and cost of goods sold is increased for the cost of such inventory.

Revenue Recognition — Revenue — Bulk Insulin Sales — Revenue from bulk insulin sales are recognized after delivery and customer acceptance of the bulk insulin. When the accounting requirements for revenue recognition of bulk insulin sales are not met, the Company defers recognition of revenue until such time that all criteria are met. The ending balance in deferred revenue related to bulk insulin sales was approximately $1.8 million as of December 31, 2016. There was no deferred revenue related to bulk insulin sales as of March 31, 2017.

Cost of Goods Sold — Cost of goods sold includes the costs related to Afrezza product dispensed by retail pharmacies to patients as the following costs which are recorded as expenses in the period in which they are incurred rather than as a portion of the inventory cost: under-absorbed labor and overhead, the impact of annual revaluations of inventory and deferred cost of commercial sales to standard cost, and write-offs of inventory and deferred costs of commercial sales.

Accounts Receivable and Allowances — Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. If the Company estimates that inventory that has been shipped to wholesale distributors will be returned for credit because there is risk of product expiration, the Company reduces deferred revenue and increases the allowance for returns for such inventory. As of December 31, 2016, there was no allowance for returns. As of March 31, 2017, there was $0.3 million in allowance for returns. As of March 31, 2017 and December 31, 2016, there was no allowance for doubtful accounts. As of March 31, 2017 and December 31, 2016, the Company has three wholesale distributors representing approximately 92% and 95% of gross accounts receivable, respectively.

Inventories — Inventories are stated at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method. The Company capitalizes inventory costs associated with the Company’s products based on management’s judgment that future economic benefits are expected to be realized; otherwise, such costs are expensed as cost of goods sold. The Company periodically analyzes its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated net realizable value and writes down such inventories, as appropriate. In addition, the Company’s products are subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or may become obsolete or are forecasted to become obsolete due to expiration, the Company will record a charge to write down such unmarketable inventory to its estimated net realizable value.

Recognized Loss on Purchase Commitments — The Company assesses whether losses on long term purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for the future purchases are recognized unless recoverable. When making the assessment, the Company also considers whether it is able to renegotiate with its vendors. The recognized loss on purchase commitments is reduced as inventory items are purchased. No new contracts were identified in 2017 or 2016 that required a new loss on purchase commitment accrual.

Fair Value of Financial Instruments — The carrying amounts reported in the accompanying condensed consolidated financial statements for cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair value due to their relatively short maturities. The fair value of the cash equivalents, note payable to principal stockholder, senior convertible notes, the facility financing obligation, the milestone rights liability and the warrant liability are disclosed in Note 8 — Fair Value of Financial Instruments.

Stock-Based Compensation — Share-based payments to employees, including grants of stock options, restricted stock units, performance-based awards and the compensatory elements of employee stock purchase plans, are recognized in the condensed consolidated statements of operations based upon the fair value of the awards at the grant date, subject to an estimated forfeiture rate. The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options and the compensatory elements of employee stock purchase plans. Restricted stock units are valued based on the market price on the grant date. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

Warrants — The Company has issued warrants to purchase shares of its common stock. The Company accounts for its warrants as either equity or liabilities based upon the characteristics and provisions of each instrument and evaluation of sufficient authorized shares available to satisfy the obligations. Warrants classified as derivative liabilities are recorded on the Company’s condensed consolidated balance sheets at their fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized in the condensed consolidated statements of operations. The Company estimates the fair value of its derivative liabilities using a third party valuation analysis that utilizes a Monte Carlo pricing valuation model and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as expected volatility, expected life, yield, and risk-free interest rate. Warrants classified as equity are recorded within additional paid-in capital at the issuance date and are not re-measured in subsequent periods, unless the underlying assumptions change to trigger liability accounting.

Net Loss Per Share of Common Stock — Basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution under the treasury method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For periods where the Company has presented a net loss, potentially dilutive securities are excluded from the computation of diluted net loss per share as they would be anti-dilutive.

The computation of basic and diluted net loss per share for the three months ended March 31, 2017 and 2016 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Restricted stock units	709,004	789,201
Senior convertible notes	814,561	814,561
Warrants	9,740,597	31,861
Stock options	5,941,408	4,820,494

	17,205,570	6,456,117

Recently Issued Accounting Standards – From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s condensed consolidated financial position or results of operations upon adoption.

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue when promised goods or services to customers. The standard requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued additional ASU’s which clarified certain aspects of the new guidance.

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

Currently, for commercial sales of Afrezza, the Company has limited sales and returns history, and as such is unable to reliably estimate expected returns of the product at the time of shipment into the distribution channel. Accordingly, the Company defers recognition of revenue on Afrezza product shipments until the right of return no longer exists, which occurs at the earliest of the time Afrezza is dispensed form pharmacies to patients or expiration of the right of return. The Company recognizes revenue based on Afrezza patient prescriptions dispensed, a sell-through model, as estimated by syndicated data provided by a third party. The Company also analyzes additional data points to ensure that such third-party data is reasonable, including data related to inventory movements within the channel and ongoing prescription demand.

Upon adoption of the new guidance, the Company expects that it will move from its current sell-through model to a sell-to model for revenue related to commercial sales of Afrezza and will record revenue at the time title and risk of loss passes to its distributors (generally at shipment or delivery to the distributors) along with an estimate of potential returns as variable consideration. The Company also anticipates that its ability to estimate potential returns will improve with an additional 9 months of sales history that it will have obtained by January 1, 2018.

Additionally, the Company has historically entered into collaborative agreements with third-parties under which periodic payments have been received. Revenue recognition for certain payments received have been deferred until the price is fixed and determinable. Further, revenue for certain payments to be received in the future has been prohibited from recognition until received. The Company expects that some of these amounts will be considered variable consideration and may be able to be recognized earlier under the new guidance.

The Company has begun its evaluation of the impact of adoption and plans to continue its evaluation throughout 2017. The financial impact upon the adoption will be dependent upon a number of factors including; the amount of revenue that has been deferred under the sell-through model for Afrezza, the amount of the revenue deferred under collaborative arrangements and the Company’s estimate of variable consideration at the date of adoption. At this time, the Company has not completed its evaluation of the inputs, assumptions and methodologies that will be used recognize revenue related to variable consideration under the new guidance.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update is intended to improve the recognition and measurement of financial instruments. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact the adoption of ASU No. 2016-01 will have on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from operating leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The new standard will be effective on January 1, 2019. The Company is evaluating the impact the adoption of ASU No. 2016-02 will have on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard seeks to reduce diversity in practice related to the classification of certain transactions in the statement of cash flows. For public business entities, the amendments in this standard are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is evaluating the impact the adoption will have on its condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash and restricted cash equivalents. ASU 2016-08 is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods, using a retrospective transition method to each period presented. The Company has evaluated the effect that this guidance will have on its condensed consolidated financial statements and related disclosures and has determined it will not result in a material impact.

2. Inventories

Inventories consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Work-in-process	$3,296	$2,120
Finished goods	402	211

Total inventory	$3,698	$2,331

Work-in-process and finished goods as of March 31, 2017 and December 31, 2016 include conversion costs but not materials cost because the materials used in its production were previously written off.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Useful Life (Years)	March 31, 2017	December 31, 2016
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	34,957	34,957
Machinery and equipment	3-15	62,992	62,992
Furniture, fixtures and office equipment	5-10	3,556	3,556
Computer equipment and software	3	8,531	8,531
Construction in progress	—	202	202

		128,502	128,502
Less accumulated depreciation		(100,020)	(99,575)

Total property and equipment, net		$28,482	$28,927

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2017 and 2016 was $0.4 million and $0.6 million, respectively.

On January 6, 2017, the Company and Rexford Industrial Realty, L.P. (“Rexford”) entered into an Agreement of Purchase and Sale and Joint Escrow Instructions (the “Purchase Agreement”), pursuant to which the Company agreed to sell and Rexford agreed to purchase certain parcels of real estate owned by the Company in Valencia, California and certain related improvements, personal property, equipment, supplies and fixtures (collectively, the “Property”) for $17.3 million. The sale and purchase of the aforementioned Property for $17.3 million pursuant to the terms of the Purchase Agreement, as amended, was completed on February 17, 2017. Net proceeds were $16.7 million after deducting broker’s commission and other fees of approximately $0.6 million paid by the Company. Net proceeds received approximated the carrying value of the asset held for sale.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Salary and related expenses	$3,900	$3,814
Current portion of milestone rights liability	1,643	—
Professional fees	1,505	875
Discounts and allowances for commercial product sales	996	754
Sales and marketing services	821	144
Restructuring	772	1,376
Accrued interest	221	619
Other	799	355

Accrued expenses and other current liabilities	$10,657	$7,937

5. Related-Party Arrangements

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

As of March 31, 2017, the total principal amount outstanding under The Mann Group Loan Arrangement was $49.5 million, and the amount available for future borrowings was $30.1 million. Interest, at a fixed rate of 5.84%, is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as the Company and The Mann Group mutually agree. All or any portion of accrued and unpaid interest that becomes due and payable may be paid-in-kind and capitalized as additional borrowings at any time and would be classified as non-current. The Mann Group can require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months, less approximately $105.0 million aggregate principal amount that has been cancelled in connection with two common stock purchase agreements. If The Mann Group exercises this right, the Company will have 90 days after The Mann Group provides written notice, or the number of days to maturity of the note if less than 90 days, to prepay such advances. However, pursuant to a letter agreement entered into in August 2010, The Mann Group has agreed to not require the Company to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require the Company to use its working capital resources. In addition, The Mann Group entered into a subordination agreement with Deerfield pursuant to which The Mann Group agreed with Deerfield not to demand or accept any payment under The Mann Group Loan Arrangement until the Company’s payment obligations to Deerfield under the Facility Agreement have been satisfied in full. Subject to the foregoing, in the event of a default under The Mann Group Loan Arrangement, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under The Mann Group Loan Arrangement are unsecured. The Mann Group Loan Arrangement contains no financial covenants.

As of March 31, 2017 and December 31, 2016, the Company had accrued and unpaid interest related to the above note of $10.0 million and $9.3 million, respectively, and had $30.1 million of available borrowings. Interest expense on the Company’s note payable to the Company’s principal stockholder for the three months ended March 31, 2017 and 2016 were $0.7 million and $0.7 million, respectively.

In May 2015, the Company entered into a sublease agreement with the Alfred Mann Foundation for Scientific Research (the “Mann Foundation”), a California not-for-profit corporation. The lease is for approximately 12,500 square feet of office space in Valencia, California which expired in April 2017 and was renewed on a month-to-month basis at a rate of $21,000 per month. The office space contains the Company’s principal executive offices. Lease payments to the Mann Foundation for the three months ended March 31, 2017 and 2016 were $62,000 and $65,000, respectively.

The Company has entered into indemnification agreements with each of its directors and executive officers, in addition to the indemnification provided for in its amended and restated certificate of incorporation and amended and restated bylaws (see Note 10 — Commitments and Contingencies).

6. Borrowings

Borrowings consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Facility Financing Obligation (2019 Notes)
Principal amount	$75,000	$75,000
Unamortized debt discount	(3,205)	(3,661)

Net carrying amount	$71,795	$71,339

Senior Convertible Notes (2018 Notes)
Principal amount	$27,690	$27,690
Unamortized premium	367	426
Unaccreted debt issuance costs	(415)	(481)

Net carrying amount	$27,642	$27,635

Note payable to principal stockholder - net carrying amount	$49,521	$49,521

Facility Financing Obligation (2019 Notes) – As of March 31, 2017, there was $55.0 million principal amount of 2019 notes and $20.0 million principal amount of Tranche B notes outstanding. The 2019 notes accrue interest at an annual rate of 9.75% and the Tranche B notes accrue interest at an annual rate of 8.75%. Interest is paid quarterly in arrears on the last day of each March, June, September and December. The Facility Financing Obligation principal repayment schedule is comprised of annual payments beginning on July 1, 2016 and ending December 9, 2019. As of March 31, 2017, future payments for the years ended December 31, 2017, 2018, and 2019 are $20.0 million, $20.0 million and $35.0 million, respectively. On April 18, 2017, the Company entered into an Exchange Agreement resulting in the cash repayment of $4.0 million principal under the Tranche B notes and the conversion of $1.0 million and $5.0 million of principal under the Tranche B notes and the 2019 notes, respectively, to common shares (see Note 13, Subsequent Events for disclosure of the Exchange Agreement).

In conjunction with the Facility Agreement, the Company entered into a Milestone Rights Agreement with Deerfield which requires the Company to make contingent payments to Deerfield, totaling up to $90.0 million, upon the Company achieving specified commercialization milestones. As of March 31, 2017 and December 31, 2016, the remaining milestone rights liability balance was $8.9 million. The Company currently estimates that it will make the next milestone payment in the first quarter of 2018. Accordingly, $1.6 million in value related to the next milestone payment was recorded in accrued expenses and other current liabilities as of March 31, 2017, resulting in $7.3 million and $8.9 million being recorded in milestone rights liability and other liabilities, which is non-current, in the accompanying condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.

Accretion of debt issuance cost and debt discount in connection with the Facility Agreement during the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Accretion expense - debt issuance cost	$9	$9

Accretion expense - debt discount	$447	$419

The Facility Agreement includes customary representations, warranties and covenants, including a restriction on the incurrence of additional indebtedness, and a financial covenant which requires the Company’s cash and cash equivalents, which include available borrowings on the note payable to a principal stockholder, on the last day of each fiscal quarter to not be less than $25.0 million. As discussed in Note 1 – Description of Business and Summary of Significant Accounting Policies, the Company will need to raise additional capital to support its current operating plans. Due to the uncertainties related to maintaining sufficient resources to comply with the aforementioned covenant, the 2019 notes and Tranche B notes have been classified as current liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016. In the event of non-compliance, Deerfield may declare all or any portion of the 2019 notes and/or Tranche B notes to be immediately due and payable.

Milestone Rights — The Milestone Agreement includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to Afrezza. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to Afrezza in violation of the terms of the Milestone Agreement. The Company has initially recorded the Milestone Rights at their estimated fair value.

Security Agreement — In connection with the Facility Agreement, the Company and its subsidiary, MannKind LLC, entered into a Guaranty and Security Agreement (the “Security Agreement”) with Deerfield and Horizon Santé FLML SÁRL (collectively, the “Purchasers”), pursuant to which the Company and MannKind LLC each granted the Purchasers a security interest in substantially all of their respective assets, including respective intellectual property, accounts, receivables, equipment, general intangibles, inventory and investment property, and all of the proceeds and products of the foregoing. The Security Agreement includes customary covenants by the Company and MannKind LLC, remedies of the Purchasers and representations and warranties by the Company and MannKind LLC. The security interests granted by the Company and MannKind LLC will terminate upon repayment of the 2019 notes and Tranche B notes, if applicable, in full. The Company’s obligations under the Facility Agreement and the Milestone Agreement are also secured by the Company’s facilities in Danbury, Connecticut, which has a carrying value of $28.5 million.

Embedded Derivatives — The Company identified and evaluated a number of embedded features in the notes issued under the Facility Agreement to determine if they represented embedded derivatives that are required to be separated from the notes and accounted for as freestanding instruments. In 2014, the Company analyzed the Tranche B notes and identified embedded derivatives which required separate accounting. However, all of the embedded derivatives were determined to have a de minimis value as of March 31, 2017 and December 31, 2016.

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

Issuance of new 5.75% Convertible Senior Subordinated Exchange Notes Due 2018 in Exchange for 2015 Notes — The 2018 notes are the Company’s general, unsecured, senior obligations, except that the 2018 notes were subordinated to the Sanofi Loan facility prior to the extinguishment of the facility on November 9, 2016. The 2018 notes rank equally in right of payment with the Company’s other unsecured senior debt. The 2018 notes bear interest at the rate of 5.75% per year on the principal amount, payable semiannually in arrears in cash on February 15 and August 15 of each year, beginning February 15, 2016, with interest accruing from August 15, 2015. The 2018 notes mature on August 15, 2018. Accrued interest related to these notes is recorded in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

The 2018 notes are convertible, at the option of the holder, at any time on or prior to the close of business on the business day immediately preceding the stated maturity date, into shares of the Company’s common stock at an initial conversion rate of 29 shares per $1,000 principal amount of 2018 notes, which is equal to a conversion price of approximately $34.00 per share, the same conversion price as that of the 2015 notes on the date of exchange. The conversion rate is subject to adjustment under certain circumstances described in an indenture governing the 2018 notes dated August 10, 2015 with US Bank (as successor trustee to Wells Fargo, National Association), including in connection with a make-whole fundamental change. If certain fundamental changes occur, the Company will be obligated to pay a make-whole premium on any 2018 notes converted in connection with such fundamental change by increasing the conversion rate on such 2018 notes. If the Company undergoes certain fundamental changes, except in certain circumstances, each holder of 2018 notes will have the option to require the Company to repurchase all or any portion of that holder’s 2018 notes. The fundamental change repurchase price will be 100% of the principal amount of the 2018 notes to be repurchased plus accrued and unpaid interest, if any.

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

The 2018 notes provide that upon an acceleration of certain indebtedness, including the 2019 notes and the Tranche B notes issued to Deerfield pursuant to the Facility Agreement, the holders may elect to accelerate the Company’s repayment obligations under the notes if such acceleration is not cured, waived, rescinded or annulled. There can be no assurance that the holders would not choose to exercise these rights in the event such events were to occur.

The Company incurred approximately $0.8 million in issuance costs, which are recorded as an offset to the 2018 notes, in the accompanying condensed consolidated balance sheets. These costs are being accreted to interest expense using the effective interest method over the term of the 2018 notes.

Amortization of the premium related to the 2018 notes was $59,000 and $57,000 during the three months ended March 31, 2017 and 2016, respectively. Accretion of debt issuance costs related to the 2018 notes was $66,000 and $62,000 during the three months ended March 31, 2017 and 2016, respectively.

7. Collaboration Arrangements

Receptor Collaboration and License Agreement — On January 20, 2016, the Company entered into a Collaboration and License Agreement (the “CLA”) with Receptor Life Sciences, Inc. (“Receptor”) pursuant to which the Company performed initial formulation studies on compounds identified by Receptor and Receptor obtained the option to acquire an exclusive license to develop, manufacture and commercialize certain products that use MannKind’s technology to deliver the compounds via oral inhalation.

The Company received $0.4 million in nonrefundable payments in 2016 prior to Receptor exercising the option. On December 30, 2016, following successful completion of the studies, Receptor exercised its option and paid the Company a $1.0 million nonrefundable option exercise and license fee. Under the CLA, the Company may receive the following additional payments:

•	Nonrefundable milestone payments upon the completion of certain technology transfer activities and the achievement of specified sales targets;

•	Royalties upon Receptor’s and its sublicensees’ sale of the product; and

•	Milestones upon total worldwide sales reaching certain agreed upon levels.

The Company evaluated the accounting for the payments received in 2016 under the multiple element accounting guidance and determined that the $0.4 million in payments received prior to Receptor exercising its option are separable from the other elements of the agreement and represented payments to offset costs incurred. Therefore, those payments reduced the Company’s research and development expense in 2016. The $1.0 million license fee received in 2016 does not have standalone value from the follow-on transfer of technology. Therefore, the license fee was recorded in deferred payments from collaboration as of December 31, 2016 and will be recognized in net revenue — collaboration over four years. Recognized revenue related to this license agreement amounted to $0.1 million for the three months ended March 31, 2017. See Note 1 — Description of Business and Summary of Significant Accounting Policies for additional information on the Company’s accounting for multiple element arrangements.

On March 15, 2017, the Company entered into a Manufacturing and Supply Agreement with Receptor pursuant to which the Company will provide certain raw materials to Receptor. On March 16, 2017, the Company agreed to provide certain additional research and formulation consulting services to Receptor.

Sanofi License Agreement and Sanofi Supply Agreement — On August 11, 2014, the Company executed a license and collaboration agreement (the “Sanofi License Agreement”) with Sanofi-Aventis Deutschland GmbH (which subsequently assigned its rights and obligations under the agreement to Sanofi-Aventis U.S. LLC (Sanofi)), pursuant to which Sanofi was responsible for global commercial, regulatory and development activities for Afrezza. The Company manufactured Afrezza at its manufacturing facility in Danbury, Connecticut to supply Sanofi’s demand for the product pursuant to a supply agreement dated August 11, 2014 (the “Sanofi Supply Agreement”).

During the term of the Sanofi License Agreement, worldwide profits and losses were determined based on the difference between the net sales of Afrezza and the costs and expenses incurred by the Company and Sanofi that were specifically attributable or related to the development, regulatory filings, manufacturing, or commercialization of Afrezza. These profits and losses were shared 65% by Sanofi and 35% by the Company. On January 4, 2016, the Company received a 90-day notification from Sanofi of its election to terminate in its entirety the Sanofi License Agreement. The effective date of termination was April 4, 2016. On April 5, 2016, the Company assumed responsibility for the worldwide development and commercialization of Afrezza from Sanofi. Under the terms of the transition agreement, Sanofi continued to fulfill orders for Afrezza in the United States until the Company began distributing MannKind-branded Afrezza product to major wholesalers during the week of July 25, 2016.

The Company analyzed the agreements entered into with Sanofi at their inception and determined that prior to December 31, 2015, because the Company did not have the ability to estimate the amount of costs that would potentially be incurred under the loss share provision related to the Sanofi License Agreement and the Sanofi Supply Agreement, the Company recorded the $150.0 million up-front payment and the two milestone payments of $25.0 million each as deferred payments from collaboration. In addition, as of December 31, 2015, the Company had recorded $17.5 million in Afrezza product shipments to Sanofi as deferred sales from collaboration and recorded $13.5 million as deferred costs from collaboration. Deferred costs from collaboration represented the costs of product manufactured and shipped to Sanofi, as well as certain direct costs associated with a firm purchase commitment entered into in connection with the collaboration with Sanofi.

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

The Company’s total portion of the loss sharing was $57.7 million for the year ended December 31, 2015, of which $44.5 million was borrowed under the Sanofi Loan Facility as of December 31, 2015. Subsequent to December 31, 2015, the Company borrowed $17.9 million under the Sanofi Loan Facility to finance the portion of the Company’s loss for the quarters ended December 31, 2015 and March 31, 2016. The total amount owed to Sanofi at September 30, 2016 was $71.2 million, which included $5.8 million of paid-in-kind interest.

On November 9, 2016, the Company entered into a settlement agreement with Sanofi (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the promissory note between the Company and Aventisub LLC, a Sanofi affiliate, was terminated, with Aventisub agreeing to forgive the full outstanding loan balance of $72.0 million. Sanofi also agreed to purchase $10.2 million of insulin from the Company in December 2016 under an existing insulin put option as well as make a cash payment of $30.6 million to the Company in early January 2017 as acceleration and in replacement of all other payments that Sanofi would otherwise have been required to make in the future pursuant to the insulin put option, without the Company being required to deliver any insulin for such payment. The Company was also relieved of its obligation to pay Sanofi $0.5 million in previously uncharged costs pursuant to the Sanofi License Agreement. The Company and Sanofi also agreed to a general release of potential claims against each other.

The settlement was accounted for in the year ended December 31, 2016, except for the $30.6 million cash payment received under the insulin put option agreement which reduced the receivable from Sanofi between December 31, 2016 and March 31, 2017.

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

Cash Equivalents — Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash. As of March 31, 2017 and December 31, 2016, the Company held cash equivalents of $47.4 million and $20.5 million, respectively, comprised of money market funds. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

Note Payable to Principal Stockholder — The fair value of the note payable to principal stockholder cannot be reasonably estimated as the Company would not be able to obtain a similar credit arrangement in the current economic environment. Therefore the fair value is based upon carrying value.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (in millions):

	As of March 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial liabilities:
Senior convertible notes	$27.6	$—	$—	$23.1	$23.1
Facility financing obligation	71.8	—	—	74.8	74.8
Milestone rights	8.9	—	—	18.9	18.9
Warrant liability (at recurring fair value)	0.8	—	—	0.8	0.8

Total financial liabilities	$109.1	$—	$—	$117.6	$117.6

	As of December 31, 2016
	Carrying Value	Level 2	Level 2	Level 3	Total
Financial liabilities:
Senior convertible notes	$27.6	$—	$—	$22.9	$22.9
Facility financing obligation	71.3	—	—	74.5	74.5
Milestone rights	8.9	—	—	18.4	18.4
Warrant liability (at recurring fair value)	7.4	—	—	7.4	7.4

Total financial liabilities	$115.2	$—	$—	$123.2	$123.2

As of March 31, 2017 and December 31, 2016, the fair value of the warrant liability was $0.8 million and $7.4 million, respectively. The fair value of the warrants liability as of March 31, 2017 was estimated using a Monte Carlo valuation pricing model with the following underlying assumptions: (a) a risk-free interest rate of 1.24%; (b) an assumed dividend yield of zero percent; (c) an expected term of 1.1 years; and (d) an expected volatility of 100%. The following table provides a roll forward of the fair value of the warrant liability which is the only Level 3 financial instrument that is carried at fair value (in millions):

Warrants
Fair value, January 1, 2017	$7.4
Additions	—
Changes in fair value	(6.6)
Payments	—

Fair value, March 31, 2017	$0.8

Senior Convertible Notes — The estimated fair value of the 2018 notes was calculated based on model-derived valuations whose inputs were observable, such as the Company’s stock price and yields on U.S. Treasury notes and actively traded bonds, and non-observable, such as the Company’s longer-term historical volatility, and estimated yields implied from any available market trades of the Company’s issued debt instruments. As there is no current active and observable market for the 2018 notes, the Company determined the estimated fair value using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash flows based on terms of the notes with market-based assumptions regarding risk-free rate, risk-adjusted yields (20%), stock price volatility (115%) and recent price quotes and trading information regarding Company issued debt instruments and shares of common stock into which the notes are convertible (Level 3 in the fair value hierarchy).

Facility Agreement — As discussed in Note 6 — Borrowings, the Company issued 2019 notes and subsequently issued Tranche B notes (the “Facility Financing Obligation”) in connection with the Facility Agreement. As there is no current observable market for the 2019 notes or Tranche B notes, the Company determined the estimated fair value using a bond valuation model based on a discounted cash flow methodology. The bond valuation model combined expected cash flows associated with principal repayment and interest based on the contractual terms of the debt agreement discounted to present value using a selected market discount rate. On March 31, 2017, the market discount rate was recalculated at 12% for the principal for the facility financing obligation. Under the terms of the Facility Agreement, the Company is restricted from distributing any of its assets or declaring and distributing a dividend to its stockholders.

Milestone Rights Liability — In addition to the Facility Financing Obligation, the Company also issued certain rights to receive payments of up to $90.0 million upon occurrence of specified strategic and sales milestones (the “Milestone Rights”). These rights are not reflected in the Facility Financing Obligation. The estimated fair value of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones, discounted to present value using a selected market discount rate (Level 3 in the fair value hierarchy). The expected timing and probability of achieving the milestones, starting in 2014, was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate (14.5%) was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. As of March 31, 2017, the carrying value of the milestone rights liability was $8.9 million and the fair value was estimated at $18.9 million. The fair value measurement of the liability is sensitive to the discount rate and the timing and probability of making milestone payments. If the achievement of each of the milestones which require payments were to be six months earlier or later than in the current forecast, the fair value of the liability would increase by 8% or decrease by 7%, respectively. If the probabilities of meeting the milestones were to decrease by 5% or 10%, the fair value of the liability would decrease by 17% and 30%, respectively. Over the long term, these inputs are interrelated because if the Company’s performance improves, the timing of meeting the milestones would likely be earlier, the probability of making payments on the milestones would likely be higher and the discount rate would likely decrease, all of which would increase the fair value of the liability. The inverse is also true.

Warrant Liability — Warrant liabilities are measured at fair value using a Monte Carlo pricing valuation model. The assumptions used in the valuation model for the common stock warrant liabilities were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero percent based on the Company’s expectation that it will pay no dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; and (d) an expected volatility based upon the Company’s historical volatility over the remaining contractual term of the warrants and (e) probability of a dilutive financing that may trigger a price protection clause. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities is the expected volatility. Significant increases in volatility would result in a higher fair value measurement (Level 3 in the fair value hierarchy).

Embedded Derivatives — The Company identified and evaluated a number of embedded features in the notes issued under the Facility Agreement to determine if they represented embedded derivatives that are required to be separated from the notes and accounted for as freestanding instruments. The Company analyzed the Tranche B notes and identified embedded derivatives, which required separate accounting. However, all of the embedded derivatives were determined to have a de minimis value at March 31, 2017 and December 31, 2016.

9. Stock-Based Compensation Expense

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. For public business entities, the amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company implemented the standard on January 1, 2017 and the standard did not have a material impact on the Company’s financial statements as:

•	The Company, as of December 31, 2016, had not recognized $11.6 million of excess tax benefits related to windfalls. As a result of adoption, it will now recognize these benefits as deferred tax assets. However, after assessment for realizability, the Company has also recorded a full valuation allowance against the deferred tax assets. This resulted in a zero cumulative effect adjustment to accumulated deficit as a result of the adoption. For the quarter ended March 31, 2017, all shortfalls related to non-qualified options and restricted stock units have been recorded as an income tax expense for the period, offset by a full valuation allowance.

•	Due to the full valuation allowance for the Company’s deferred tax assets, the excess income tax benefits have never been recorded in additional paid-in-capital. The Company does not contemplate any impact going forward as any amounts to be recorded in the condensed consolidated statements of operations would be fully offset by the valuation allowance nor result in a related classification in cash flows for operating activities.

•	The Company will continue to recognize forfeitures through estimates consistent with our past practices as opposed to when they occur.

•	The Company already classifies cash paid to taxing authorities arising from the withholding of shares from employees in cash flows from financing activities.

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 was $1.3 million for both periods.

During the three months ended March 31, 2017, the Company issued 77,680 restricted units to certain employees which vest over a four-year period. The grant date fair value of the restricted stock units was $0.2 million with a weighted average grant date fair value per share of $2.70.

During the three months ended March 31, 2017, the Company granted certain employees stock options to purchase an aggregate of 583,180 shares of common stock at a weighted average exercise price of $2.70 per share of which 463,000 of these awards vest in four equal tranches upon the achievement of certain product sales targets. The remaining 120,180 options vest over a four year period. The grant date fair value of these awards is $1.1 million with a weighted average grant date fair value of $1.86 per share, as determined using a Black-Scholes option pricing model.

As of March 31, 2017, there was $4.1 million, $3.3 million and $3.8 million of unrecognized compensation expense related to restricted stock units, options with performance conditions and options that vest over the vesting period, respectively, which are expected to be recognized over the weighted average vesting period of 2.8 years. The Company evaluates stock awards with performance conditions as the probability that the performance conditions will be met and uses that information to estimate the date at which those performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

On a period basis and as of March 31, 2017, the Company reviewed the probability of achieving the performance conditions for each of the four vesting tranches of the performance-based stock options that were granted during the three months ended March 31, 2017 and in prior years and determined that it was probable that the Company would achieve the first vesting tranche in December 2017. Therefore, the Company recorded compensation expense related to performance-based stock options of $0.1 million during the three months ended March 31, 2017. The Company further determined that no compensation costs would be recognized for the second, third and fourth vesting tranches as the probability of achieving those performance conditions has not been determined.

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of March 31, 2017, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of our officers and directors. In general, the complaints alleged that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court will be asked to determine whether Israeli or U.S. law is applicable before the case can be certified as a class action. The deadline for plaintiff’s motion regarding the applicable law is due on May 14, 2017. The Company will vigorously defend against the claims advanced.

Contingencies — In connection with the Facility Agreement, on July 1, 2013, the Company also entered into a Milestone Rights Purchase Agreement (the “Milestone Agreement”) with Deerfield Private Design Fund and Horizon Santé FLML SÁRL (collectively, the “Milestone Purchasers”), pursuant to which the Company sold the Milestone Purchasers the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an Afrezza product in the United States and the achievement of specified net sales figures (see Note 6 – Borrowings).

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

On November 9, 2016, the supply agreement with Amphastar was amended to extend the term over which the Company is required to purchase insulin, without reducing the total amount of insulin to be purchased. Under the amendment, annual minimum quantities of insulin to be purchased for calendar years 2017 through 2023 total an aggregate purchase price of €93.0 million at March 31, 2017. The Insulin Supply Agreement specifies that Amphastar will be deemed to have satisfied its obligations with respect to quantity, if the actual quantity supplied is within plus or minus ten percent (+/- 10%) of the quantity set forth in the applicable purchase order. In addition, the aggregate cancellation fees that the Company would incur in the event that the above insulin quantities are not purchased was lowered from $5.3 million for the period October 1, 2016 through 2018 to $3.4 million over the same period. The Company has not yet purchased any insulin under the amended agreement in 2017. The annual purchase requirements under the contract are as follows:

2017	€ 2.7 million
2018	€ 8.9 million
2019	€ 11.6 million
2020	€ 15.5 million
2021	€ 15.5 million
2022	€ 19.4 million
2023	€ 19.4 million

Unless earlier terminated, the term of the Insulin Supply Agreement with Amphastar expires on December 31, 2023 and can be renewed for additional, successive two year terms upon 12 months’ written notice given prior to the end of the initial term or any additional two year term. The Company and Amphastar each have normal and customary termination rights, including termination for material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy or insolvency of the other party. In addition, the Company may terminate the Insulin Supply Agreement upon two years’ prior written notice to Amphastar without cause or upon 30 days’ prior written notice to Amphastar if a controlling regulatory authority withdraws approval for Afrezza, provided, however, in the event of a termination pursuant to either of the latter two scenarios, the provisions of the Insulin Supply Agreement require the Company to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination.

At March 31, 2017, the Company has other firm commitments with suppliers for an aggregate of $0.8 million.

11. Income Taxes

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

The Company adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in the current quarter. The adoption had no net impact on its income tax expense for the quarter and net deferred tax assets as of the date of adoption (See Note 9 – Stock-Based Compensation Expense).

12. Restructuring Charges

As of March 31, 2017 and December 31, 2016, the Company had a remaining restructuring accrual balance of $0.8 million and $1.4 million, respectively which is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The Company expects to substantially pay out the remainder of this obligation by the third quarter of 2017.

A reconciliation of beginning and ending liability balances for the restructuring charges is as follows (in thousands):

Description	2016 Restructuring	2015 Restructuring	Total
Accrual - January 1, 2017	$209	$1,167	$1,376
Costs paid or settled	(185)	(419)	(604)

Accrual - March 31, 2017	$24	$748	$772

13. Subsequent Events

Amendment to Facility Arrangement — On April 18, 2017, the Company entered into an Exchange Agreement with Deerfield pursuant to which the Company agreed to, among other things, (i) repay $4.0 million principal amount under the Tranche B notes, (ii) exchange $1.0 million principal amount under the Tranche B notes for 869,565 shares of the Company’s common stock (the “Tranche B Exchange Shares”) and (iii) exchange $5 million principal amount under the 2019 notes for 4,347,826 shares of the Company’s common stock (together with the “Tranche B Exchange Shares”, the “Exchange Shares”). The exchange price for the Exchange Shares is $1.15 per share. The principal amount being repaid and exchanged under the Tranche B notes and the principal amount being exchanged under the 2019 notes represents the principal amount that would have otherwise become due and payable in May 2017 and July 2017 under the Tranche B Notes and 2019 notes, respectively. The financial statements do not include the impacts of the Exchange Agreement as it occurred subsequent to March 31, 2017 and will be accounted for in April 2017.

Office Lease — On May 5, 2017, the Company executed an office lease with Russell Ranch Road II LLC to lease office space for the Company’s corporate headquarters in Valencia, California. The office lease commences on the earlier of (i) the date the Company commences business from the leased space or (ii) the later of the date of substantial completion of the build out by the landlord or August 1, 2017. The lease requires monthly payments of $40,951, increased by 3% annually, plus the estimated cost of maintaining the property by the landlord. The lease expires sixty-five months from the commencement date and contains a five year renewal option.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report that are not strictly historical in nature are “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A Risk Factors and elsewhere in this quarterly report on Form 10-Q. The preceding interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related notes for the year ended December 31, 2016 and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

OVERVIEW

We are a biopharmaceutical company focused on the discovery, development, and commercialization of therapeutic products for diseases such as diabetes. Our only approved product, Afrezza, is a rapid-acting inhaled insulin that was approved by the FDA on June 27, 2014 to improve glycemic control in adult patients with diabetes. Afrezza became available by prescription in United States retail pharmacies in February 2015. According to the Centers for Disease Control and Prevention, 29.1 million people in the United States had diabetes in 2012. Globally, the International Diabetes Federation has estimated that approximately 415.0 million people had diabetes in 2015 and approximately 642.0 million people will have diabetes by 2040.

Afrezza is a rapid-acting inhaled insulin used to control high blood sugar in adults with type 1 and type 2 diabetes. The product consists of a dry powder formulation of human insulin delivered from a small portable inhaler. Administered at the beginning of a meal, Afrezza dissolves rapidly upon inhalation to the lung and delivers insulin quickly to the bloodstream. Peak insulin levels are achieved within 12-15 minutes of administration.

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

During the initial transition of the commercial responsibilities from Sanofi, we utilized a contract sales organization to promote Afrezza while we focused our internal resources on establishing a channel strategy, entering into distribution agreements and developing co-pay assistance programs, a voucher program, data agreements and payor relationships. In early 2017, we recruited our own sales force.

We intend to continue the commercialization of Afrezza in the United States through our own commercial organization. Our current strategy for future commercialization of Afrezza outside of the United States, subject to receipt of the necessary foreign regulatory approvals, is to seek and establish regional partnerships in foreign jurisdictions where there are appropriate commercial opportunities.

We also believe our Technosphere formulations of active pharmaceutical ingredients have the potential to demonstrate clinical advantages over existing therapeutic options in a variety of therapeutic areas. In addition to our collaboration with Receptor (See Note 7, Collaboration Agreements of the Notes to the Condensed Consolidated Financial Statements in this report), we are actively exploring other opportunities to out-license our proprietary Technosphere formulation and device technologies. We have also initiated development of certain products related to our Technosphere formulations that we will continue to develop if we are able to obtain the required funding.

As of March 31, 2017, we had an accumulated deficit of $2.8 billion and a stockholders’ deficit of $198.7 million. We had a net loss of approximately $16.3 million for the three months ended March 31, 2017. We have historically funded our operations primarily through the sale of equity securities and convertible debt securities, borrowings under the Facility Agreement with Deerfield, borrowings under The Mann Group Loan Arrangement and the Sanofi License Agreement which was terminated in 2016. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding, there will be substantial doubt about our ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICES

Our critical accounting policies can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2016 and there have been no material changes.

RESULTS OF OPERATIONS

Three months ended March 31, 2017 and 2016

Revenues

The following table provides a comparison of the revenue categories for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Revenues:
Net revenue - collaboration	$63	$—	$63	—%

Net revenue - commercial product sales:
Gross revenue from product sales	1,642	—	1,642	—%
Gross-to-Net Adjustments:
Wholesaler distribution fees, prompt pay discounts and other rebates and discounts	(198)	—	(198)	—%
Patient discount and co-pay assistance programs	(124)	—	(124)	—%
Rebates and chargebacks	(124)	—	(124)	—%

Net revenue - commercial product sales	1,196	—	1,196	—%
Revenue - bulk insulin sales	1,750	—	1,750	—%

Total revenues	$3,009	$—	$3,009	—%

During the three months ended March 31, 2017, we recognized net revenue from a collaboration of $0.1 million, representing a portion of the licensing fee received in the fourth quarter of 2016. During the three months ended March 31, 2016, we did not recognize any revenues from a collaboration.

During the three months ended March 31, 2017, we recognized net revenue from commercial product sales of $1.2 million, representing net sales of Afrezza dispensed to patients. Estimated gross-to-net adjustments of $0.4 million were approximately 27% of gross revenue from product sales for the three months ended March 31, 2017. During the three months ended March 31, 2016, we did not recognize any revenues from commercial product sales.

During the three months ended March 31, 2017, we recognized $1.8 million of revenue related to a sale of bulk insulin to a third party. During the three months ended March 31, 2016 we did not recognize any revenues from bulk insulin sales.

Expenses

The following table provides a comparison of the expense categories for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Expenses:
Cost of goods sold	$2,548	$5,168	$(2,620)	(51%)
Research and development	3,129	5,130	(2,001)	(39%)
Selling and marketing	7,738	8	7,730	NM
General and administrative	7,651	7,343	308	4%
Loss on foreign currency translation	1,545	2,364	(819)	(35%)

Total expenses	$22,611	$20,013	$2,598	13%

NM	- Not meaningful

Costs of goods sold includes the costs related to Afrezza product dispensed by pharmacies to patients as well as the following costs which are recorded as expenses in the period in which they are incurred rather than as a portion of the inventory cost: under-absorbed labor and overhead, the impact of annual revaluations of inventory and deferred costs of commercial sales to standard cost, and write-offs of inventory and deferred costs of commercial sales. The decrease in cost of goods sold of $2.6 million for the three months ended March 31, 2017 compared to the same period in the prior year is due primarily to a $0.7 million decrease in under-absorbed labor and overhead due to the reduction in work force in the fourth quarter of 2016, revaluation of inventory and deferred cost of commercial sales of $0.3 million and a reduction of $1.9 million for capitalized costs related to the manufacturing of Afrezza that has not yet been sold in 2017, whereas there was no manufacturing of Afrezza in the first quarter of 2016 and therefore such costs were expensed instead of capitalized. These decreases are offset by $0.3 million of cost of goods sold attributed to commercial product sales which consist of manufacturing costs for Afrezza dispensed to patients.

Historically, our research and development expenses have consisted mainly of costs associated with research and development of our product candidates, including associated clinical trials and manufacturing process development. This includes the salaries, benefits and stock-based compensation of research and development personnel, raw materials, laboratory supplies and materials, facility costs, costs for outsourced services and depreciation of equipment. The decrease in research and development expense of $2.0 million for the three months ended March 31, 2017 compared to the same period in the prior year is primarily due to decreases in compensation expense of $2.0 million resulting from reductions in staff, in stock compensation of $0.2 million, and in outsourced services of $0.4 million. Partially offsetting the decreases was an increase due to clinical trials of $0.5 million.

Our selling and marketing expenses are driven by salaries, benefits and stock-based compensation for sales and marketing personnel. The increase in selling and marketing expenses of $7.7 million for the three months ended March 31, 2017 compared to the same period in the prior year is due primarily to increases of $4.1 million for compensation expense associated with the sales force that we brought in-house in the first quarter of 2017, $1.1 million for cost of external services and commercial support, $0.8 million for promotional expenses, $0.8 million for travel and related sales force expenses, $0.6 million for product samples related expense and $0.3 million of other expenses. Our selling and marketing expenses in the first quarter of 2016 were de minimis because Sanofi was marketing Afrezza.

Our general and administrative expenses are driven by salaries, benefits and stock-based compensation for administrative, finance, human resources, legal and information systems support personnel. The increase in general and administrative expenses of $0.3 million for the three months ended March 31, 2017 compared to the same period in the prior year was due primarily to spending on regulatory and other compliance activities associated with Afrezza.

Loss on foreign currency translation of $1.5 million for the three months ended March 31, 2017 compared to $2.4 million for the same period in the prior year is due to the translation impact of the U.S. dollar to euro exchange rate associated with the recognized loss on purchase commitments related to Amphastar.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Change in fair value of warrant liability	$6,629	$—	$6,629	100%
Interest income	55	15	40	267%
Interest expense on notes	(2,706)	(4,221)	1,515	(36%)
Interest expense on note payable to principal stockholder	(714)	(721)	7	(1%)
Other income	14	67	(53)	(79%)

Total other income (expense)	$3,278	$(4,860)	$8,138	(167%)

During the three months ended March 31, 2017, we recorded a $6.6 million change in the fair value of the warrant liability due to the change in our stock price. There we no such instruments during the three months ended March 31, 2016.

The decrease of $1.5 million in the interest expense on notes for the three months ended March 31, 2017 compared to the same period in the prior year was primarily related to the Sanofi debt that was forgiven in the fourth quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations through the sale of equity securities and convertible debt securities, borrowings under The Mann Group Loan Arrangement, borrowings under the Facility Agreement with Deerfield, receipt of upfront, milestone payments under the Sanofi License Agreement, and borrowings under the Sanofi Loan Facility which terminated in 2016.

As of March 31, 2017, we had $152.1 million principal amount of outstanding debt, consisting of:

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

Subsequent to March 31, 2017, on April 18, 2017, the Company entered into an Exchange Agreement which resulted in the cash prepayment by us of $4.0 million principal under the Tranche B notes and the conversion of $1.0 million and $5.0 million of principal under the Tranche B notes and 2019 notes, respectively, to common shares, thereby reducing the amount due by a corresponding $10.0 million in May and July 2017 to $0.0 and $10.0 million under the Tranche B notes and 2019 notes, respectively.

As of March 31, 2017, the amount available for future borrowings under The Mann Group Loan Arrangement was $30.1 million. A portion of these available borrowings may be used to capitalize accrued interest into principal, upon mutual agreement of the parties, as it becomes due and payable. As of March 31, 2017, the accrued and unpaid interest under The Mann Group Loan Arrangement was $10.0 million.

Outstanding debt is more fully described in Note 5 – Related Party Arrangements, Note 6- Borrowings, Note 8 – Fair Value of Financial Instruments and Note 10 – Commitments and Contingencies.

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the 2018 notes, 2019 notes, Tranche B notes or The Mann Group Loan Arrangement when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2018 notes, or certain Major Transactions as defined in the Facility Agreement in respect of the 2019 notes and the Tranche B notes, the holders of the respective debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. The 2018 notes bear interest at the rate of 5.75% per year on the outstanding principal amount, payable in cash semiannually in arrears on February 15 and August 15 of each year. The 2019 notes bear interest at the rate of 9.75% per year on the outstanding principal amount and the Tranche B notes bear interest at the rate of 8.75% on the outstanding principal amount, with accrued interest on each payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. Loans under The Mann Group Loan Arrangement accrue interest at a rate of

5.84% per annum, due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as we and The Mann Group mutually agree. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2018 notes, 2019 notes, Tranche B notes or if we fail to repay or repurchase the 2018 notes, 2019 notes, Tranche B notes, or borrowings under The Mann Group Loan Arrangement, we will be in default under the applicable instrument for such indebtedness, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

In connection with the execution of the Facility Agreement, on July 1, 2013, we issued Milestone Rights to the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an Afrezza product and the achievement of specified net sales figures. In addition, the Facility Agreement includes customary representations, warranties and covenants, including, a restriction on the incurrence of additional indebtedness, and a financial covenant which requires our cash and cash equivalents, which includes available borrowings under The Mann Group Loan Arrangement, on the last day of each fiscal quarter to not be less than $25.0 million. See Note 10 — Commitments and Contingencies and Note 6 — Borrowings for further information related to the Facility Agreement.

On July 31, 2014, we entered into the Insulin Supply Agreement, pursuant to which we agreed to purchase certain annual minimum quantities of insulin. See Note 10 — Commitments and Contingencies for further information related to the Insulin Supply Agreement.

Pursuant to the Sanofi License Agreement, we received an initial upfront payment of $150.0 million and milestone payments totaling $50.0 million in the first quarter of 2015 upon satisfaction of certain manufacturing milestones specified in the Sanofi License Agreement. As a result of the termination of the Sanofi License Agreement, we will not receive any additional milestone payments from Sanofi under the agreement. In addition, on November 9, 2016, in connection with the Settlement Agreement, we and Aventisub LLC, an affiliate of Sanofi, agreed to terminate the Sanofi Loan Facility and the Security Agreement (the “Security Agreement”). In connection with such termination, Aventisub LLC agreed to forgive the full outstanding loan balance on the Sanofi Loan Facility of $72.0 million owed by us and agreed to release its security interests encumbering our assets. Sanofi also agreed to make a cash payment of $30.6 million to us, which was received in early January 2017 as acceleration and in replacement of all other payments that Sanofi would otherwise have been required to make in the future pursuant to the insulin put option, without being required to deliver any insulin for such payment. See Note 7 — Collaboration Arrangements for further information related to the Sanofi agreements.

Cash provided by operating activities, which consists of net loss adjusted for the various non-cash items, changes in working capital and changes in other balance sheet accounts, totaled $8.5 million for the three months ended March 31, 2017. Operating activities used $30.8 million of cash for the three months ended March 31, 2016.

During the three months ended March 31, 2017, cash provided by operating activities was primarily as a result of $27.0 million in increases in operating assets and liabilities, offset by a $16.3 million net loss, adjusted further by non-cash charges of $2.2 million. The increase in operating assets and liabilities was primarily as a result of the receipt of $30.6 million from Sanofi pursuant to the insulin put option in January 2017 and increases in accrued expenses and other current liabilities of $1.1 million and decreases in prepaid expenses and other current assets of $0.9 million offset by decreases in in accounts payable of $1.7 million, deferred revenue of $1.6 million, and purchase commitment liabilities of $0.5 million and increases in inventory of $1.4 million, deferred costs from commercial product sales of $0.2 million and accounts receivable of $0.1 million. The non-cash charges included $6.6 million from changes in the fair value of the warrant liability offset by $1.5 million loss on foreign currency exchange, $1.3 million of stock-based compensation, $0.9 million of depreciation, amortization and accretion and $0.7 million interest accrued through notes payable to principal stockholder.

During the three months ended March 31, 2016, we used $30.8 million of cash for our operating activities as a result of our net loss of $24.9 million, offset by non-cash charges of $7.2 million and a net decrease in operating assets and liabilities of $13.1 million. The change in net assets and liabilities was predominately due to the net decrease in accounts payable and accrued expenses and other current liabilities of $14.3 million and offset by a decrease in prepaid expenses and other current assets of $1.2 million. The non-cash charges included a $2.4 million loss on foreign currency exchange, $1.3 million for stock-based compensation expense, $1.2 million in interest accrued through borrowings under Sanofi Loan Facility, $1.0 million of depreciation, amortization and accretion expense, $0.7 million of interest on note payable to principal stockholder and $0.7 million in other expenses.

Cash provided from investing activities was $16.7 million for the three months ended March 31, 2017 compared to cash used in investing activities of $1.1 million for the three months ended March 31, 2016. The difference was related to net proceeds received during the three months ended March 31, 2017 for the sale of certain parcels of real estate owned by the Company in Valencia, California and certain related improvements, personal property, equipment, supplies and fixtures for $16.7 million.

Cash used in financing activities was $0.1 million for the three months ended March 31, 2017 compared to $0.5 million provided by financing activities for the three months ended March 31, 2016. The difference was primarily related to proceeds from the exercise of stock options of $0.5 million during the three months ended March 31, 2016 and the payment of $0.1 million for employment taxes related to vested restricted stock units during the three months ended March 31, 2017.

As of March 31, 2017, we had $48.0 million in cash and cash equivalents. We expect to expend our capital resources for the manufacturing, sales and marketing of Afrezza and to develop our product candidates. We also intend to use our capital resources for general corporate purposes.

If we enter into strategic business collaborations with respect to our product candidates or Afrezza for commercialization outside of the United States, we may, as part of the transaction, receive additional capital. In addition, we expect to pursue the sale of equity and/or debt securities, or the establishment of other funding facilities. Issuances of debt or additional equity could impact the rights of our existing stockholders, dilute the ownership percentages of our existing stockholders and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets, including our Technosphere technology platform. There can be no assurance, however, that any strategic collaboration, sale of securities or sale or license of assets will be available to us on a timely basis or on acceptable terms, if at all. If we are unable to raise additional capital when needed or on acceptable terms, we may be required to enter into agreements with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such agreements may not be on terms as commercially favorable to us.

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

As of March 31, 2017, we did not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Due to the fixed interest rates of our debt, we currently do not have exposure to changes in our interest expense as a result of changes in interest rates. The interest rate on amounts borrowed under The Mann Group Loan Arrangement for the three months ended March 31, 2017 was a fixed rate equal to 5.84%. As of March 31, 2017, the total principal amount outstanding under The Mann Group Loan Arrangement was $49.5 million. We also have debt related to the 2018 notes at a fixed interest rate of 5.75%, debt related to the 2019 notes at a fixed interest rate of 9.75% and debt related to the Tranche B notes at a fixed interest rate of 8.75%.

Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments are entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America.

If a change in interest rates equal to 10% of the interest rates on March 31, 2017 were to have occurred, this change would not have had a material effect on the value of our short-term investment portfolio.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our supply agreement with Amphastar. Such obligations are denominated in euros. At the end of each reporting period, these liabilities, if any, are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We have not entered into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks, but may enter into foreign currency hedging transactions in the future. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to euro exchange rate equal to 10% of the U.S. dollar to euro exchange rate were to have occurred on March 31, 2017, this change would have resulted in a foreign currency impact to our pre-tax losses of approximately $9.9 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, we have concluded, as of such date, that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of our officers and directors. In general, the complaints alleged that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court will be asked to determine whether Israeli or U.S. law is applicable before the case can be certified as a class action. The deadline for plaintiff’s motion regarding the applicable law is due on May 14, 2017. We will vigorously defend against the claims advanced.

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

RISKS RELATED TO OUR BUSINESS

We will need to raise additional capital to fund our operations, and our inability to do so could raise substantial doubt about our ability to continue as a going concern.*

This report includes disclosures stating that our existing cash resources and our accumulated stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities, including the commercialization of Afrezza and the development of our product candidates, and to avoid defaulting under the covenant in our facility agreement with Deerfield Private Design Fund II, L.P. (“Deerfield Private Design Fund”) and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) dated July 1, 2013 (as amended, the “Facility Agreement”), which requires us to maintain at least $25.0 million in cash and cash equivalents or available borrowings under the loan arrangement, dated as of October 2, 2007, between us and The Mann Group LLC (as amended, restated, or otherwise modified as of the date hereof, “The Mann Group Loan Arrangement”), as of the last day of each fiscal quarter. It may be difficult for us to raise additional funds on favorable terms, or at all. As of March 31, 2017, we had cash and cash equivalents of $48.0 million and a stockholders’ deficit of $198.5 million, which raises concerns about our solvency and ability to continue as a going concern. The extent of our additional funding requirements will depend on a number of factors, including:

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

We have raised capital in the past through the sale of equity and debt securities and we may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities including asset-based borrowings. There can be no assurances, however, that we will be able to raise additional capital in the future on acceptable terms, or at all. Issuances of additional debt or equity securities or the conversion of any of our currently outstanding convertible debt securities into shares of our common stock or the exercise of our currently outstanding warrants for shares of our common stock could impact the rights of the holders of our common stock and will dilute their ownership percentage. Moreover, the establishment of other funding facilities may impose restrictions on our operations. These restrictions could include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also will need to raise additional capital by pursuing opportunities for the licensing or sale of certain intellectual property and other assets. We cannot offer assurances, however, that any strategic collaborations, sales of securities or sales or licenses of assets will be available to us on a timely basis or on acceptable terms, if at all. We may be required to enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such relationships may not be on terms as commercially favorable to us as might otherwise be the case.

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

We have a history of operating losses, we expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

We have never been profitable or generated positive cash flow from cumulative operations to date. Historically, we have reported negative cash flow from operations other than for the nine months ended September 30, 2014, for the year ended December 31, 2014, and for the three months ended March 31, 2015 as a result of our receipt of an upfront payment and milestone payments from Sanofi. As of March 31, 2017, we had an accumulated deficit of $2.8 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of Afrezza. In connection with our quarterly assessment of impairment indicators and inventory valuation for the quarter ended December 31, 2015, we identified an impairment of our long-lived assets and inventory, which resulted in charges of $140.4 million and $36.1 million, respectively, in such quarter. In addition, under the amended Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin for calendar years 2017 through 2023 for an aggregate total remaining purchase price of €93.0 million at March 31, 2017. We may not have the necessary capital resources on hand in order to service this contractual commitment.

Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of March31, 2017, we had stockholders’ deficit of $198.5 million. Our ability to achieve and sustain positive cash flow from operations and profitability depends heavily upon successfully commercializing Afrezza, and we cannot be sure when, if ever, we will generate positive cash flow from operations or become profitable.

We have a substantial amount of debt pursuant to the 2018 notes, 2019 notes, Tranche B notes and The Mann Group Loan Arrangement, and we may be unable to make required payments of interest and principal as they become due.*

As of March 31, 2017, we had $152.1 million principal amount of outstanding debt, consisting of:

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

We may borrow an additional $30.1 million under The Mann Group Loan Arrangement. The available borrowings may be used to capitalize accrued interest into principal upon mutual agreement of the parties, as accrued interest becomes due and payable under The Mann Group Loan Arrangement. As of March 31, 2017 the accrued and unpaid interest under The Mann Group Loan Arrangement was $10.0 million.

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

Afrezza, and other products that we may develop in the future, may not gain market acceptance among physicians, patients, third-party payors and the healthcare community. Failure to achieve market acceptance would limit our ability to generate revenue and would adversely affect our results of operations.

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

Further, there have been judicial and Congressional challenges to other aspects of PPACA. As a result there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the PPACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In May 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act, which, if enacted, would amend or repeal significant portions of the PPACA. We believe the U.S. Senate is unlikely to adopt the American Health Care Act as passed by the U.S. House of Representatives. However, the U.S. Senate could adopt the American Health Care Act as passed by the U.S House of Representatives or other legislation to amend or replace elements of the PPACA. It is uncertain whether the American Health Care Act will become law. We continue to evaluate the potential effect of the possible repeal and replacement of the PPACA may have on our business.

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

We and certain of our executive officers and directors have been named as defendants in ongoing securities lawsuits that could result in substantial costs and divert management’s attention.*

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the District Court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of our officers and directors. The complaints alleged that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of MannKind’s common stock. The plaintiffs are seeking monetary damages. In November 2016, the court in Israel dismissed one of the actions without prejudice. In the remaining action, the district court will be asked to determine whether Israeli or U.S. law is applicable before the case can be certified as a class action. We intend to vigorously defend against these claims. If we are not successful in our defense, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if such claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

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

fines, warning letters or holds on clinical trials;

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

Interference proceedings brought by the USPTO, may be necessary to determine the priority of inventions with respect to our pre-AIA patent applications or those of our collaborators or licensors. Additionally, the Leahy-Smith Act has greatly expanded the options for post-grant review of patents that can be brought by third parties. In particular Inter Partes Review (“IPR”), available against any issued United States patent (pre—and post-AIA), has resulted in a higher rate of claim invalidation, due in part to the much reduced opportunity to repair claims by amendment as compared to re-examination, as well as the lower standard of proof used at the USPTO as compared to the federal courts. With the passage of time an increasing number of patents related to successful pharmaceutical products are being subjected to IPR. Moreover, the filing of IPR petitions has been used by short-sellers as a tool to help drive down stock prices. We may not prevail in any litigation, post-grant review, or interference proceedings in which we are involved and, even if we are successful, these proceedings may result in substantial costs and be a distraction to our management. Further, we may not be able, alone or with our collaborators and licensors, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

Our stock price is volatile and may affect the market price of our common stock and other securities.*

Between January 1, 2014 and March 31, 2017, our closing stock price as reported on The NASDAQ Global Market has ranged from $1.48 to $54.80, adjusted for the reverse stock split that occurred during this period; in unadjusted terms, the range over this period was $0.30 to $10.96. The trading price of our common stock is likely to continue to be volatile. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue.

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

If we fail to continue to meet all applicable listing requirements, our common stock may be delisted from The NASDAQ Global Market, which could have an adverse impact on the liquidity and market price of our common stock.*

Our common stock is currently listed on The NASDAQ Global Market, which has qualitative and quantitative listing criteria. If we are unable to meet any of the NASDAQ listing requirements in the future, such as the corporate governance requirements, the minimum closing bid price requirement, or the minimum market value of listed securities requirement, NASDAQ could determine to delist our common stock. A delisting of our common stock could adversely affect the market liquidity of our common stock, decrease the market price of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and result in the loss of confidence in our company. On September 14, 2016, we received notice from the Listing Qualifications Department of the NASDAQ Stock Market indicating that, for the previous 30 consecutive business days, the bid price for our common stock closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Global Market. The notification letter stated that we would be afforded 180 calendar days, or until March 13, 2017, to regain compliance with the minimum bid price requirement. In order to regain compliance, on March 1, 2017, our board of directors and stockholders approved the Charter Amendment to effect the Reverse Stock Split. On March 3, 2017, our common stock began trading on The NASDAQ Global Market on a split-adjusted basis at a ratio of 1 share for 5. On March 16, 2017, we received a letter from the Nasdaq Stock Market indicating that we had regained compliance with the $1.00 minimum closing bid price requirement. Despite effecting the Reverse Stock Split, there can be no assurance that the market price per share of our common stock will remain in excess of the $1.00 minimum closing bid price requirement in the future. The continuing effect of the Reverse Stock Split on the market price of our common stock cannot be predicted with any certainty, and the history of similar stock split combinations for companies in like circumstances is varied.

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

The future sale of our common stock, the exchange or conversion of our 2018 notes into common stock or the exercise of our warrants for common stock could negatively affect the market price of our common stock and other securities.*

As of May 5, 2017, we had 101,006,255 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise the issuance of additional shares of our common stock upon the exchange or conversion of some or all of our 2018 notes, 2019 notes, Tranche B notes or upon the exercise of outstanding warrants, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes and warrants may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

We have a limited number of unreserved shares available for future issuance, which may impair our ability to conduct future financing and other transactions.*

Our amended and restated certificate of incorporation, as amended on March 1, 2017 to effect the Reverse Stock Split, currently authorizes us to issue up to 140,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of May 5, 2017, we had a total of 101,006,255 shares of common stock that were authorized but unissued, and we have currently reserved a significant number of these shares for future issuance pursuant to outstanding equity awards, outstanding warrants, our equity plans and our 2018 notes. As a result, our ability to issue shares of common stock other than pursuant to existing arrangements will be limited until such time, if ever, that we are able to amend our amended and restated certificate of incorporation to further increase our authorized shares of common stock or shares currently reserved for issuance otherwise become available (for example, due to the termination of the underlying agreement to issue the shares).

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 9, 2016).

3.2	Certificate of Amendment of Amended and Restated Certificate of lncorporation of MannKind Corporation (incorporated by reference to Exhibit 3.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on March 2, 2017).

3.3	Amended and Restated Bylaws (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on November 19, 2007).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

4.3	Form of 9.75% Senior Secured Convertible Promissory Note due 2019 (incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on July 1, 2013).

4.4	Form of Amended and Restated 9.75% Senior Secured Convertible Promissory Note due 2019 (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 3, 2014).

4.5	Form of Tranche B Senior Secured Note due 2019 (incorporated by reference to Exhibit 4.8 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50856), filed with the SEC on May 12, 2014).

4.6	Milestone Rights Purchase Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 1, 2013).

4.7	Guaranty and Security Agreement, dated as of July 1, 2013, by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 1, 2013).

4.8	Facility Agreement, dated as of July 1, 2013, by and among MannKind Corporation, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 1, 2013).

4.9	First Amendment to Facility Agreement and Registration Rights Agreement, dated as of February 28, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 3, 2014).

Exhibit Number	Description of Document

4.10	Second Amendment to Facility Agreement and Registration Rights Agreement, dated as of August 11, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 4.14 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 10, 2014).

4.11	Indenture, by and between MannKind and U.S. Bank (as successor trustee to Wells Fargo, N.A., dated August 10, 2015 (incorporated by reference to Exhibit 4.18 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 10, 2015).

4.12	Form of 5.75% Convertible Senior Subordinated Exchange Note due 2018 (included in Exhibit 4.18 as Exhibit A thereto) (incorporated by reference to Exhibit 4.19 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 10, 2015).

4.13	Form of Warrant to Purchase Common Stock issued November 16, 2015 (incorporated by reference to Exhibit 4.17 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 15, 2016).

4.14	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 10, 2016).

4.15	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 10, 2016).

4.16	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 10, 2016).

10.1	Agreement of Purchase and Sale and Joint Escrow Instructions, dated January 6, 2017, by and between MannKind and Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on January 12, 2017).

10.2	First, Second and Third Amendments to Agreement of Purchase and Sale and Joint Escrow Instructions, dated February 7, 2017, February 10, 2017 and February 15, 2017, respectively, by and between MannKind and Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 10.35 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

10.3*	Form of Change of Control Agreement (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on April 7, 2017).

10.4	Exchange Agreement, dated April 18, 2017, by and among MannKind Corporation, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on April 19, 2017).

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

*	Indicates management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2017	MANNKIND CORPORATION

	By:	/s/ MATTHEW J. PFEFFER
Matthew J. Pfeffer
Chief Executive Officer and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial Officer)