Form 10-K/A
period 2016-12-31
MANNKIND CORP
filed 2017-07-03
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders filed with the Securities and Exchange Commission pursuant to Regulation 14A on April 7, 2017 are incorporated by reference in Part III of this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

MannKind Corporation (the “Company,” “we,” “our,” and “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2017 (the “Original Filing”), to amend certain information on the cover page of the Original Filing and Part III of the Original Filing.

On February 25, 2016, our founder Alfred E. Mann passed away. Following the death of Mr. Mann, certain securities that were beneficially owned by Mr. Mann became beneficially owned by the Alfred E. Mann Living Trust and The Mann Group, LLC. An initial statement of beneficial ownership of securities on Form 3 was not filed within 10 days of Mr. Mann’s passing. In addition, on May 19, 2016, our Board of Directors (the “Board”) granted each of our six non-employee directors annual equity awards in the form of stock options and restricted stock units pursuant to our 2013 Equity Incentive Plan. Due to an administrative oversight, those equity awards were not reported on Form 4 filings during the fiscal year ended December 31, 2016. See “Part III – Item 10. Directors, Executive Officers and Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance” for additional information. Accordingly, we are amending Part III of the Original Filing to reflect this disclosure and we have unchecked the following box provided on the cover page of this Amendment No. 1, which was checked in the Original Filing:

“Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.”

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed in Part IV as exhibits to this Amendment No. 1.

Except as described herein, no other changes have been made to the Original Filing. This Amendment No. 1 speaks as of the filing date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing or modify or update any of the other information contained in the Original Filing in any way other than as expressly described in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

For information regarding the identification and business experience of our executive officers, see “Executive Officers of the Registrant” in Part I, Item 1 of the Original Filing.

The information required by this Item regarding the identification and business experience of our directors and corporate governance matters is set forth in the section entitled “Proposal 1 — Election of Directors” and “Corporate Governance Principles and Board and Committee Matters” in our definitive proxy statement for our 2017 Annual Meeting of Stockholders (the “Proxy Statement”), filed with the SEC April 7, 2017, and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers and any persons beneficially holding more than 10% of our common stock to report their initial ownership of our common stock and any subsequent changes in that ownership to the SEC. Our executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Specific due dates for these reports have been established and we are required to identify those persons who failed to timely file these reports. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our directors and officers that no other reports were required, during the fiscal year ended December 31, 2016, all of our directors, officers and greater than 10% stockholders complied with the Section 16(a) filing requirements; except that (i) the Alfred E. Mann Living Trust and The Mann Group did not file an initial statement of beneficial ownership of securities on Form 3 within 10 days of the passing of Alfred E. Mann on February 25, 2016 to report certain securities that had been beneficially owned by Mr. Mann prior to his passing, (ii) Ronald Consiglio, Kent Kresa, David H. MacCallum, Henry L. Nordoff and James S. Shannon, M.D., MRCP (UK), each failed to file one Form 4 during the fiscal year ended December 31, 2016 covering four transactions and (iii) Michael Friedman, M.D., failed to file one Form 4 during the fiscal year ended December 31, 2016 covering two transactions. Each of the Form 4 reportable transactions are described below.

On May 19, 2016, the Board granted Ronald Consiglio, Michael Friedman, M.D., Kent Kresa, David H. MacCallum, Henry L. Nordoff and James S. Shannon, M.D., MRCP (UK), each a non-employee director, annual equity awards in the form of stock options and restricted stock units pursuant to our 2013 Equity Incentive Plan. Due to an administrative oversight, those equity awards were not reported on Form 4 filings during the fiscal year ended December 31, 2016. However, on February 1, 2017, each of the above-named directors filed a Form 5 on a timely basis with respect to the fiscal year ended December 31, 2016, which included such equity awards. Each of the equity awards granted to our non-employee directors on May 19, 2016 are listed in the table below.

Non-Employee Director	Number of Shares Underlying Stock Option(1)	Number of Shares Underlying RSU 1(2)	Number of Shares Underlying RSU 2(3)	Number of Shares Underlying RSU 3(4)
Ronald Consiglio	78,400	39,200	86,957	13,043
Michael Friedman, M.D.	78,400	39,200	—	—
Kent Kresa	78,400	39,200	116,848	17,527
David H. MacCallum	78,400	39,200	65,217	9,783
Henry L. Nordhoff	78,400	39,200	65,217	9,783
James S. Shannon, M.D., MRCP (UK)	78,400	39,200	62,500	9,375

(1)	Stock Options vesting in 36 equal monthly installments commencing one month from date of grant; being fully vested on the third anniversary of the grant date.
(2)	Restricted Stock Units with 3-year vesting period; 1/36th vesting every month, being fully vested on the third anniversary of the grant date.
(3)	Restricted Stock Units vesting on the earlier of retirement, removal from board, death or five years from grant date.
(4)	Restricted Stock Units vesting on the earlier of retirement or removal from board, provided that such retirement or removal occurs more than one year after grant date; death; or five years from grant date.

Code of Conduct

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

The information required by this Item is set forth under the caption “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information under the caption “Certain Transactions” and “Corporate Governance Principles and Board and Committee Matters” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is set forth under the caption “Principal Accounting Fees and Services” and “Pre-Approval Policies and Procedures” in the Proxy Statement and is incorporated herein by reference.

With the exception of the information specifically incorporated by reference herein from the Proxy Statement, the Proxy Statement shall not be deemed to be filed as part of this report. Without limiting the foregoing, the information under the captions “Report of the Audit Committee of the Board of Directors” in the Proxy Statement is not incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(b) Exhibits. The following exhibits are filed or furnished as part of, or incorporated by reference into, this Amendment No. 1:

Exhibit Number	Description of Document

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Acting Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNKIND CORPORATION

By:	/s/ David Thomson
David Thomson, Ph.D., J.D.
Corporate Vice President, General Counsel and Secretary

Dated: June 30, 2017