Form 10-Q
period 2017-06-30
MANNKIND CORP
filed 2017-08-07
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017, there were 104,682,717 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2017

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value and share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$43,384	$22,895
Accounts receivable, net	1,312	302
Receivable from Sanofi	—	30,557
Inventory	3,172	2,331
Asset held for sale	—	16,730
Deferred costs from commercial product sales	500	309
Prepaid expenses and other current assets	2,563	4,364

Total current assets	50,931	77,488
Property and equipment—net	27,920	28,927
Other assets	523	648

Total assets	$79,374	$107,063

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,541	$3,263
Accrued expenses and other current liabilities	9,076	7,937
Facility financing obligation	57,484	71,339
Deferred revenue—net	2,592	3,419
Deferred payments from collaboration—current	250	1,000
Recognized loss on purchase commitments—current	9,926	5,093

Total current liabilities	85,869	92,051
Note payable to principal stockholder	79,666	49,521
Accrued interest—note payable to principal stockholder	—	9,281
Senior convertible notes	27,649	27,635
Recognized loss on purchase commitments—long term	99,001	95,942
Deferred payments from collaboration—long term	625	—
Warrant liability	605	7,381
Milestone rights liability and other liabilities	7,202	8,845

Total liabilities	300,617	290,656

Commitments and contingencies (Note 11)
Stockholders’ deficit:
Undesignated preferred stock, $0.01 par value—10,000,000 shares authorized; no shares issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value—140,000,000 shares authorized, 104,615,982 and 95,680,831 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,046	957
Additional paid-in capital	2,566,960	2,553,039
Accumulated other comprehensive loss	(21)	(24)
Accumulated deficit	(2,789,228)	(2,737,565)

Total stockholders’ deficit	(221,243)	(183,593)

Total liabilities and stockholders’ deficit	$79,374	$107,063

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net revenue—commercial product sales	$1,548	$—	$2,745	$—
Net revenue—collaboration	63	—	125	—
Revenue—other	552	—	2,302	—

Total revenues	2,163	—	5,172	—

Expenses:
Cost of goods sold	5,086	4,045	7,635	9,213
Research and development	3,123	4,310	6,251	9,440
Selling, general and administrative	18,566	11,110	33,956	18,460
Property and equipment impairment	111	—	111	—
(Gain) loss on foreign currency translation	6,848	(341)	8,392	2,023

Total expenses	33,734	19,124	56,345	39,136

Loss from operations	(31,571)	(19,124)	(51,173)	(39,136)

Other income (expense):
Change in fair value of warrant liability	147	(5,306)	6,776	(5,306)
Interest income	58	26	114	41
Interest expense on notes	(2,422)	(4,181)	(5,128)	(8,401)
Interest expense on note payable to principal stockholder	(721)	(721)	(1,435)	(1,443)
Loss on extinguishment of debt	(830)	—	(830)	—
Other income	—	(653)	13	(586)

Total other expense	(3,768)	(10,835)	(490)	(15,695)

Loss before benefit for income taxes	(35,339)	(29,959)	(51,663)	(54,831)
Income tax benefit	—	—	—	—

Net loss	$(35,339)	$(29,959)	$(51,663)	$(54,831)

Net loss per share—basic and diluted	$(0.35)	$(0.33)	$(0.53)	$(0.62)

Shares used to compute basic and diluted net loss per share	99,864	91,061	97,816	88,416

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(35,339)	$(29,959)	$(51,663)	$(54,831)
Other comprehensive loss:
Cumulative translation gain (loss)	3	(2)	3	(1)

Comprehensive loss	$(35,336)	$(29,961)	$(51,660)	$(54,832)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,663)	$(54,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion	1,787	2,058
Stock-based compensation expense	2,516	2,628
Loss on extinguishment of debt	830	—
Gain on disposal of property and equipment	(24)	—
Loss on foreign currency translation	8,392	2,023
Interest incurred through borrowings under Sanofi Loan Facility	—	2,604
Interest on note payable to principal stockholder	1,435	1,443
Warrant issuance cost	—	653
Change in fair value of warrant liability	(6,776)	5,306
Other, net	114	717
Changes in operating assets and liabilities:
Accounts receivable, net	(1,010)	23
Receivable from Sanofi	30,557	—
Inventory	(841)	(2,866)
Deferred costs from commercial product sales	(191)	—
Prepaid expenses and other current assets	1,800	2,595
Other assets	125	(238)
Accounts payable	3,357	(12,532)
Accrued expenses and other current liabilities	(483)	2,663
Deferred payments from collaboration	(125)	9,379
Deferred revenue—net	(827)	—
Recognized loss on purchase commitments	(500)	(3,892)

Net cash used in operating activities	(11,527)	(42,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,144)
Net proceeds from sale of asset held for sale	16,651	—
Proceeds from sale of property and equipment	24	17

Net cash provided by (used in) investing activities	16,675	(1,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	734
Proceeds from direct placement	—	50,000
Issuance cost associated with direct placement	—	(2,678)
Borrowings on note payable to principal stockholder	19,429	—
Principal payments on facility financing obligation	(4,000)	—
Payment of employment taxes related to vested restricted stock units	(88)	(3)

Net cash provided by financing activities	15,341	48,053

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,489	4,659

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,895	59,074

CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,384	$63,733

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash, net of amounts capitalized	$4,141	$4,608

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Repayment of facility financing obligation through issuance of common stock	$11,000	$—

Capitalization of interest on note payable to principal stockholder	$10,716	$—

Reclassification of deferred payments from collaboration to Sanofi Loan Facility and loss share obligation	$—	$5,003

Reclassification of deferred costs from loss on purchase commitment to deferred costs from collaboration	$—	$9,202

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2017 may not be indicative of the results that may be expected for the full year.

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

On November 9, 2016, the Company entered into a settlement agreement with Sanofi (the “Settlement Agreement”). Under the terms of the Settlement Agreement, the promissory note between the Company and Aventisub LLC (“Aventisub”), a Sanofi affiliate, was terminated with Aventisub agreeing to fully forgive the outstanding loan balance of $72.0 million. Sanofi also purchased $10.2 million of insulin from the Company in December 2016 under an existing insulin put option and made a cash payment of $30.6 million to the Company in early January 2017 as acceleration and in replacement of all other payments that Sanofi would otherwise have been required to make in the future pursuant to the insulin put option, without the Company being required to deliver any insulin for such payment. The Company was also relieved of its obligation to pay Sanofi $0.5 million in previously uncharged costs pursuant to the Sanofi License Agreement. The Company and Sanofi also agreed to a general release of potential claims against each other.

During their initial transition of the commercial responsibilities from Sanofi in the second half of 2016, the Company utilized a contract sales organization to promote Afrezza while the Company focused its internal resources on establishing a channel strategy, entering into distribution agreements and developing co-pay assistance programs, a voucher program, data agreements and payor relationships. In early 2017, the Company recruited its own sales force to promote Afrezza to endocrinologists and certain high-prescribing primary care physicians. In the future, the Company may seek to supplement its sales force through a co-promotion arrangement – an agreement with a third party that has an underutilized primary care sales force, which can be used to promote Afrezza to greater number of primary care physicians. The Company’s current strategy for future commercialization of Afrezza outside of the United States, subject to receipt of the necessary foreign regulatory approvals, is to seek and establish partnerships in foreign jurisdictions where there are appropriate commercial opportunities.

The Company has never been profitable or generated positive cash flow from cumulative operations to date. Historically, the Company has reported negative cash flow from operations other than for the nine months ended September 30, 2014, for the year ended December 31, 2014, and for the three months ended March 31, 2015 and 2017 as a result of non-recurring payments from Sanofi. As of June 30, 2017, the Company had an accumulated deficit of $2.8 billion.

At June 30, 2017, the Company’s capital resources consisted of cash and cash equivalents of $43.4 million. The Company expects to continue to incur significant expenditures to support commercial manufacturing and sales and marketing of Afrezza and the development of product candidates in the Company’s pipeline. The facility agreement (the “Facility Agreement”) with Deerfield Private Design Fund II, L.P. (“Deerfield Private Design Fund”) and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) that resulted in the issuance of 9.75% Senior Convertible Notes due 2019 (“2019 notes”) and the First Amendment to Facility Agreement and Registration Rights Agreement (the “First Amendment”) that resulted in the issuance of an additional tranche of 8.75% Senior Convertible Notes due 2019 (“Tranche B notes”) (see Note 6 — Borrowings) requires the Company to maintain at least $25.0 million in cash and cash equivalents or available borrowings under the loan arrangement, dated as of October 2, 2007, between the Company and The Mann Group LLC (“The Mann Group”) (as amended, restated, or otherwise modified as of the date hereof, “The Mann Group Loan Arrangement”), as of the last day of each fiscal quarter. On June 29, 2017, the Company entered into an Exchange and Third Amendment to Facility Agreement (the “Third Amendment”) with Deerfield which, among other things, amended such financial covenant to provide that, if certain conditions are met, then the obligation to maintain at least $25.0 million in cash as of the end of each quarter will be reduced to $10.0 million as of August 31, 2017, September 30, 2017, October 31, 2017 and December 31, 2017 (see Note 6 — Borrowings).

On June 27, 2017, the Company borrowed the remaining $30.1 million principal amount available under The Mann Group Loan Arrangement, of which $19.4 million was received in cash and the remaining amount of $10.7 million representing accrued and unpaid interest as of June 30, 2017 was capitalized into borrowed principal (see Note 5 — Related-Party Arrangements). As a result, no additional funds remain available for borrowing under The Mann Group Loan Arrangement. On March 1, 2017, following stockholder approval, the Company’s board of directors approved a reverse stock split ratio of 1-for-5. On March 1, 2017, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to effect the 1-for-5 reverse stock split of the Company’s outstanding common stock (the “Reverse Stock Split”) and to reduce the authorized number of shares of the Company’s common stock from 700,000,000 to 140,000,000 shares. The Company’s common stock began trading on the NASDAQ Global Market on a split-adjusted basis when the market opened on March 3, 2017. As a result, all common stock share amounts included in these condensed consolidated financial statements have been retroactively reduced by a factor of five, and all common stock per share amounts have been increased by a factor of five, with the exception of the Company’s common stock par value.

On April 18, 2017, the Company entered into an Exchange Agreement with Deerfield resulting in the cash repayment of $4.0 million under the Tranche B notes and the conversion of $1.0 million and $5.0 million of the Tranche B notes and the 2019 notes, respectively, into shares of common stock. On June 29, 2017, the Company entered into the Third Amendment with Deerfield resulting in the conversion of $5.0 million of the 2019 notes into shares of common stock and deferment of the payment of $10.0 million of principal amount of the 2019 notes due July 18, 2017 to August 31, 2017, with an option for the Company to elect to further defer the payment of such principal amount from August 31, 2017 to October 31, 2017 upon the Company’s delivery on August 31, 2017 of a written certification to Deerfield that certain conditions have been met (see Note 6 — Borrowings).

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

Reclassifications — Certain amounts from previous periods have been reclassified to conform to the 2017 presentation. Specifically, on the condensed consolidated statements of operations, product manufacturing has been renamed to costs of goods sold. In addition, the Company reclassified (gain) loss on foreign currency translation from the previously reported classification of product manufacturing to (gain) loss on foreign currency translation and also reclassified change in fair value of warrant liability from the previously reported classification of other income to change in fair value of warrant liability in the accompanying condensed consolidated statements of operations.

Correction of an Immaterial Error — Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2016 on Form 10-K and prior to the filing of financial statements for the first quarter of 2017 on Form 10-Q, the Company determined that the common stock par value as of December 31, 2016 should not have been adjusted for the impact of the reverse stock split on March 3, 2017 as described above. Management evaluated the materiality of the errors from a quantitative and qualitative perspective and concluded that this adjustment was not material to the Company’s financial position as of March 31, 2017 or December 31, 2016 and that there was no impact to the results of operations for any periods presented. Since the revisions were not material, no amendments to previously filed reports were required. The Company has elected to revise the historical consolidated financial information presented herein to reflect the correction of this error for the prior period presented and to conform to the current year presentation.

(In thousands)	2016 as Previously Presented	Adjustments	2016 as Adjusted
Common stock	$4,784	$(3,827)	$957
Additional paid-in capital	$2,549,212	$3,827	$2,553,039

Revenue Recognition — Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. When the accounting requirements for revenue recognition are not met, the Company defers the recognition of revenue by recording deferred revenue on the condensed consolidated balance sheets until such time that all criteria are met. To date, the Company has had revenue from commercial sales of Afrezza, collaborations, and from the sale of intellectual property and bulk insulin sales, which are described more fully below.

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

For the three and six months ended June 30, 2017, net revenue from commercial product sales consisted of $1.5 million and $2.7 million of net sales of Afrezza dispensed to patients, respectively. As of June 30, 2017 and December 31, 2016, the ending balances for net deferred revenue, were $2.6 million and $3.4 million, on its condensed consolidated balance sheets of which $1.0 million and $0.8 million are gross-to-net revenue adjustments, respectively. The difference, as compared with December 31, 2016, represented deferred revenue from bulk insulin sales of approximately $1.7 million, which is described more fully under the heading Revenue Recognition – Revenue – Other below. For the three and six months ended June 30, 2017, shipments to three wholesale distributors represented 93% of total shipments.

Gross-to-net Adjustments – Estimated gross-to-net adjustments for Afrezza include wholesaler distribution fees, prompt pay discounts, estimated rebates and chargebacks and patient discount and co-pay assistance programs, and are based on estimated amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of the Company’s agreements with its customers and the levels of inventory within the distribution and retail channels that may result in future rebates or discounts taken. In certain cases, such as patient support programs, the Company recognizes the cost of patient discounts as a reduction of revenue based on estimated utilization. If actual future results vary, the Company may need to adjust these estimates, which could have an effect on product revenue in the period of adjustment. The Company records product sales deductions in the condensed consolidated statements of operations at the time product revenue is recognized. Gross-to-net adjustments were approximately $1.1 million and $1.5 million, which represents 41% and 36% of gross revenue from product sales for the three and six months ended June 30, 2017, respectively. Gross-to-net items that are unpaid at the end of each period are presented in accrued expense and other current liabilities.

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

The Company accounts for these rebates and chargebacks by establishing an accrual based on contractual discount rates, expected utilization under each contract and an estimate of the amount of inventory in the distribution channel that will become subject to such rebates and chargebacks based on historical payor data provided by a third-party vendor along with additional data including forecasted participation rates. From that data, as well as input received from the commercial team, an estimated participation rate for each program is determined and applied at the rate for those sales. Any new information regarding changes in the programs’ regulations and guidelines or any changes in the Company’s government price reporting calculations that would impact the amount of the rebates will also be taken into account in determining or modifying the appropriate reserve. The time period between the date the product is sold into the channel and the date such rebates may be paid can be up to approximately six to nine months. As such, continuous monitoring of these estimates will be performed on a periodic basis, and if necessary, adjusted to reflect new facts and circumstances. Rebates and chargebacks are recognized as a reduction of gross revenue in the period the related revenue is recognized.

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

Revenue Recognition — Revenue — Other consists of revenue from bulk insulin sales and the sale of intellectual property to Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun”), which is accounted for under the multiple-deliverable revenue recognition guidance and more fully described in Note 8— Sale of Intellectual Property. Revenue from bulk insulin sales are recognized after delivery and customer acceptance of the bulk insulin. When the accounting requirements for revenue recognition of bulk insulin sales are not met, the Company defers recognition of revenue until such time that all criteria are met. The ending balance in deferred revenue related to bulk insulin sales was approximately $1.7 million as of December 31, 2016. There was no deferred revenue related to bulk insulin sales as of June 30, 2017.

Cost of Goods Sold — Cost of goods sold includes the costs related to Afrezza product dispensed by pharmacies to patients as well as under-absorbed labor and overhead and inventory write-offs, which are recorded as expenses in the period in which they are incurred, rather than as a portion of the inventory cost.

Accounts Receivable and Allowances — Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. If the Company estimates that inventory that has been shipped to wholesale distributors will be returned for credit because there is risk of product expiration, the Company reduces deferred revenue and increases the allowance for returns for such inventory. As of June 30, 2017, there was $0.2 million in allowance for returns. As of December 31, 2016, there was no allowance for returns. As of June 30, 2017 and December 31, 2016, there was no allowance for doubtful accounts. As of June 30, 2017 and December 31, 2016, the Company has three wholesale distributors representing approximately 93% and 95% of gross accounts receivable, respectively.

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

Fair Value of Financial Instruments — The carrying amounts reported in the accompanying condensed consolidated financial statements for cash, accounts receivable, accounts payable and accrued expenses and other current liabilities (excluding the milestone rights liability) approximate their fair value due to their relatively short maturities. The fair value of the cash equivalents, note payable to principal stockholder (also referred to as The Mann Group Loan Arrangement), senior convertible notes, the facility financing obligation, the milestone rights liability and the warrant liability are disclosed in Note 9 — Fair Value of Financial Instruments.

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

The computation of basic and diluted net loss per share for the three and six months ended June 30, 2017 and 2016 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Six Months Ended June 30,
	2017	2016
Restricted stock units	1,193,100	910,751
Senior convertible notes	814,561	814,561
Warrants	9,740,597	9,740,597
Stock options	7,972,175	5,643,966

	19,720,433	17,109,875

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

Currently, for commercial sales of Afrezza, the Company has limited sales and returns history, and as such is unable to reliably estimate expected returns of the product at the time of shipment into the distribution channel. Accordingly, the Company defers recognition of revenue on Afrezza product shipments until the right of return no longer exists, which occurs at the earliest of the time Afrezza is dispensed from pharmacies to patients or expiration of the right of return. The Company recognizes revenue based on Afrezza patient prescriptions dispensed, a sell-through model, as estimated by syndicated data provided by a third party. The Company also analyzes additional data points to ensure that such third-party data is reasonable, including data related to inventory movements within the channel and ongoing prescription demand.

Upon adoption of the new guidance, the Company expects that it will move from its current sell-through model to a sell-to model for revenue related to commercial sales of Afrezza and will record revenue at the time title and risk of loss passes to its distributors (generally at shipment or delivery to the distributors) along with an estimate of potential returns as variable consideration. The Company also anticipates that its ability to estimate potential returns will improve with an additional six months of sales history that it will have obtained by January 1, 2018.

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

The financial impact upon the adoption will be dependent upon a number of factors, including the amount of revenue that has been deferred under the sell-through model for Afrezza, the amount of the revenue deferred under collaborative arrangements and the Company’s estimate of variable consideration at the date of adoption. At this time, the Company has not completed its evaluation of the inputs, assumptions and methodologies that will be used to recognize revenue related to variable consideration under the new guidance.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company early adopted ASU 2017-01 on April 1, 2017 and has determined it will not result in a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU reduces both diversity in practice and cost and complexity when applying ASC 718 to a change in the terms or conditions of a share-based payment award. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company is evaluating the impact the adoption will have on its condensed consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings per Share (Topic 260) and Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Provisions. This ASU addresses the complexity and cost of accounting for certain financial instruments with down round features that require fair value measurement of the entire instrument or conversion option and requires entities that present earnings per share in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods. The Company is evaluating the impact the adoption will have on its condensed consolidated financial statements.

2. Inventory

Inventory consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$431	$—
Work-in-process	2,391	2,120
Finished goods	350	211

Total inventory	$3,172	$2,331

Work-in-process and finished goods as of June 30, 2017 and December 31, 2016 include conversion costs but not materials cost because the materials used in its production were previously written off. During the three and six months ended June 30, 2017, the Company recorded a write-down of inventory of approximately $1.5 million for inventory that was forecasted to become obsolete due to expiration which is recorded in costs of goods sold in the accompanying condensed consolidated statements of operations.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Useful
	Life (Years)	June 30, 2017	December 31, 2016
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	34,957	34,957
Machinery and equipment	3-15	62,992	62,992
Furniture, fixtures and office equipment	5-10	3,556	3,556
Computer equipment and software	3	8,531	8,531
Construction in progress	—	91	202

		128,391	128,502
Less accumulated depreciation		(100,471)	(99,575)

Total property and equipment, net		$27,920	$28,927

Depreciation expense related to property and equipment for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation expense	$450	$589	$896	$1,179

Management evaluated certain equipment that was not yet in service and determined that since the equipment was not being used and there was no current estimated date for installation and therefore no future cash flows associated with the equipment, a write-down of construction in progress of approximately $0.1 million was recorded during the three and six months ended June 30, 2017. The Company did not record any impairment charges for the three and six months ended June 30, 2016.

On January 6, 2017, the Company and Rexford Industrial Realty, L.P. (“Rexford”) entered into an Agreement of Purchase and Sale and Joint Escrow Instructions (the “Purchase Agreement”), pursuant to which the Company agreed to sell and Rexford agreed to purchase certain parcels of real estate owned by the Company in Valencia, California and certain related improvements, personal property, equipment, supplies and fixtures (collectively, the “Property”) for $17.3 million. The sale and purchase of the Property for $17.3 million pursuant to the terms of the Purchase Agreement, as amended, was completed on February 17, 2017. Net proceeds were $16.7 million after deducting broker’s commission and other fees of approximately $0.6 million paid by the Company. Net proceeds received approximated the carrying value of the asset held for sale.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Salary and related expenses	$3,729	$3,814
Current portion of milestone rights liability	1,643	—
Professional fees	968	875
Discounts and allowances for commercial product sales	1,036	754
Sales and marketing services	218	144
Restructuring	362	1,376
Accrued interest	624	619
Other	496	355

Accrued expenses and other current liabilities	$9,076	$7,937

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

On June 27, 2017, the Company entered into an agreement with The Mann Group, pursuant to which the parties agreed to, among other things, (i) capitalize $10.7 million of accrued and unpaid interest as of June 30, 2017, resulting in such amount being classified as outstanding principal under The Mann Group Loan Arrangement; (ii) advance to the Company approximately $19.4 million of cash, the remaining amount available for borrowing by the Company under The Mann Group Loan Arrangement after the foregoing capitalization of accrued and unpaid interest; and (iii) defer all interest payable on the outstanding principal until July 1, 2018, unless such payments are otherwise permitted under the subordination agreement with Deerfield, and subject to further deferral pursuant to the terms of the subordination agreement with Deerfield which terms are more fully disclosed below.

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

As of June 30, 2017 and December 31, 2016, the total principal amount outstanding under The Mann Group Loan Arrangement was $79.7 million and $49.5 million, respectively. As of June 30, 2017, there was no accrued or unpaid interest as a result of all unpaid accrued interest being capitalized pursuant to the June 27, 2017 agreement with The Mann Group. As of December 31, 2016, the Company had accrued and unpaid interest related to the above note of $9.3 million. Interest expense on the Company’s note payable to the Company’s principal stockholder for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense on note payable to principal stockholder	$721	$721	$1,435	$1,443

In May 2015, the Company entered into a sublease agreement with the Alfred Mann Foundation for Scientific Research (the “Mann Foundation”), a California not-for-profit corporation. The lease was for approximately 12,500 square feet of office space in Valencia, California, which expired in April 2017 and has been renewed on a month-to-month basis at a rate of $20,000 per month, which is expected to expire on August 31, 2017 when the Company moves into its new corporate headquarters (see Note 11). The office space contains the Company’s principal executive offices. Lease payments to the Mann Foundation for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Lease payments	$60	$67	$122	$133

The Company has entered into indemnification agreements with each of its directors and executive officers, in addition to the indemnification provided for in its amended and restated certificate of incorporation and amended and restated bylaws (see Note 11 — Commitments and Contingencies).

6. Borrowings

Borrowings consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Facility Financing Obligation (2019 Notes)
Principal amount	$60,000	$75,000
Unamortized debt discount	(2,516)	(3,661)

Net carrying amount	$57,484	$71,339

Senior Convertible Notes (2018 Notes)
Principal amount	$27,690	$27,690
Unamortized premium	306	426
Unaccreted debt issuance costs	(347)	(481)

Net carrying amount	$27,649	$27,635

Note payable to principal stockholder—net carrying amount	$79,666	$49,521

Facility Financing Obligation (2019 Notes) – On April 18, 2017, the Company entered into an Exchange Agreement with Deerfield pursuant to which the Company agreed to, among other things, (i) repay $4.0 million principal amount under the Tranche B notes; (ii) exchange $1.0 million principal amount under the Tranche B notes for 869,565 shares of the Company’s common stock (the “Tranche B Exchange Shares”); and (iii) exchange $5 million principal amount under the 2019 notes for 4,347,826 shares of the Company’s common stock (together with the “Tranche B Exchange Shares,” the “April Exchange Shares”). The exchange price for the Exchange Shares was $1.15 per share.

The Company evaluated the transaction and determined that since the principal amount being repaid and exchanged under the Tranche B notes and the principal amount being exchanged under the 2019 notes represents the principal amount that would have otherwise become due and payable in May and July of 2017 under the Tranche B Notes and 2019 notes, respectively, the extinguishment of the May and July 2017 payments was not considered to be a troubled debt restructuring. Accordingly, the Company accounted for the transaction by recording a loss on extinguishment of debt of $0.3 million for the three and six months ended June 30, 2017 which was calculated as the difference between the reacquisition price and the net carrying value of the related debt. The net carrying value of the related debt includes the acceleration of the debt discount and issuance costs amounting to approximately $8,000 as a result of the transaction. The reacquisition price was calculated using the $4.0 million cash repayment and the fair value of the April Exchange Shares on April 18, 2017. The fair value of the April Exchange Shares was determined to be $1.22 per share representing the closing trading price of the Company’s common stock on The NASDAQ Global Market on April 18, 2017.

On June 29, 2017, the Company entered into the Third Amendment with Deerfield, pursuant to which the Company agreed to, among other things, (i) exchange $5.0 million principal amount under the 2019 notes for 3,584,230 shares of the Company’s common stock (the “June Exchange Shares”) at an exchange price of $1.395 per share and (ii) amend the Facility Agreement with Deerfield, to (A) defer the payment of $10.0 million in principal amount of the 2019 notes from the original July 18, 2017 due date to August 31, 2017, with an option for the Company to elect to further defer the payment of such principal amount from August 31, 2017 to October 31, 2017 upon the Company’s delivery on August 31, 2017 of a written certification to Deerfield that certain conditions have been met, including that no event of default under the Facility Agreement has occurred, Michael Castagna remains the Company’s Chief Executive Officer, the Company has received the advance from The Mann Group (see Note 5 — Related-Party Arrangements), the Company has at least $10 million in cash and cash equivalents on hand, no material adverse effect on the Company has occurred, the engagement letter between the Company and Greenhill & Co., Inc. (“Greenhill”) has remained in full force and effect and Greenhill has remained actively engaged in exploring capital structure and financial alternatives on behalf of the Company in accordance with such engagement letter (collectively, the “Extension Conditions”), and (B) amend the Company’s financial covenant under the Facility Agreement to provide that, if the Extension Conditions remain satisfied, the obligation under the Facility Agreement to maintain at least $25 million in cash (including available borrowings under The Mann Group Loan Arrangement) as of the end of each quarter will be reduced to $10 million as of August 31, 2017, September 30, 2017, October 31, 2017 and December 31, 2017.

The Company evaluated the transaction and determined that since the principal amount being repaid and exchanged under the 2019 notes represents the principal amount that would have otherwise become due and payable under the 2019 notes, the $5.0 million prepayment was not considered to be a troubled debt restructuring. Accordingly, the Company accounted for the transaction by recording a loss on extinguishment of debt of $0.5 million for the three and six months ended June 30, 2017 which was calculated as the difference between the reacquisition price and the net carrying value of the related debt. The net carrying value of the related debt includes the acceleration of the debt discount and issuance costs amounting to approximately $0.3 million as a result of the transaction. The reacquisition price was calculated using the fair value of the June Exchange Shares on June 29, 2017. The fair value of the Exchange Shares was determined to be $1.45 per share representing the closing trading price of the Company’s common stock on The NASDAQ Global Market on June 29, 2017.

As of June 30, 2017, there was $45.0 million principal amount of 2019 notes and $15.0 million principal amount of Tranche B notes outstanding. The 2019 notes accrue interest at an annual rate of 9.75% and the Tranche B notes accrue interest at an annual rate of 8.75%. Interest is paid quarterly in arrears on the last day of each March, June, September and December. The Facility Financing Obligation principal repayment schedule is comprised of annual payments which began on July 1, 2016 and end on December 9, 2019. As of June 30, 2017, future payments for the years ending December 31, 2017, 2018, and 2019 are $10.0 million, $20.0 million and $30.0 million, respectively.

In connection with the Facility Agreement, on July 1, 2013, the Company entered into a Milestone Rights Purchase Agreement (the “Milestone Agreement”) with Deerfield and Horizon Santé FLML SÁRL (collectively, the “Milestone Purchasers”), which requires the Company to make contingent payments to the Milestone Purchasers, totaling up to $90.0 million, upon the Company achieving specified commercialization milestones (the “Milestone Rights”). As of June 30, 2017 and December 31, 2016, the remaining milestone rights liability balance was $8.9 million. The Company currently estimates that it will reach the next milestone in the second quarter of 2018. Accordingly, $1.6 million in value related to the next milestone payment was recorded in accrued expenses and other current liabilities as of June 30, 2017, resulting in $7.2 million and $8.9 million being recorded in milestone rights liability and other liabilities, which is non-current, in the accompanying condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.

Accretion of debt issuance cost and debt discount in connection with the Facility Agreement during the three and six months ended June 30, 2017 and 2016, which includes the acceleration of the debt discount and issuance costs related to the transactions disclosed above, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Accretion expense—debt issuance cost	$24	$9	$32	$17

Accretion expense—debt discount	$686	$433	$1,133	$852

The Facility Agreement includes customary representations, warranties and covenants, including a restriction on the incurrence of additional indebtedness, and a financial covenant which requires the Company’s cash and cash equivalents, which include available borrowings on the note payable to a principal stockholder, on the last day of each fiscal quarter to not be less than $25.0 million, or pursuant to the Third Amendment, $10.0 million as of the last day of each month through October 31, 2017 and as of December 31, 2017 if certain conditions are met. As discussed in Note 1 – Description of Business and Summary of Significant Accounting Policies, the Company will need to raise additional capital to support its current operating plans. Due to the uncertainties related to maintaining sufficient resources to comply with the aforementioned covenant, the 2019 notes and Tranche B notes have been classified as current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016. In the event of non-compliance, Deerfield may declare all or any portion of the 2019 notes and/or Tranche B notes to be immediately due and payable.

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

Security Agreement — In connection with the Facility Agreement, the Company and its subsidiary, MannKind LLC, entered into a Guaranty and Security Agreement (the “Security Agreement”) with Deerfield and Horizon Santé FLML SÁRL (collectively, the “Purchasers”), pursuant to which the Company and MannKind LLC each granted the Purchasers a security interest in substantially all of their respective assets, including respective intellectual property, accounts, receivables, equipment, general intangibles, inventory and investment property, and all of the proceeds and products of the foregoing. The Security Agreement includes customary covenants by the Company and MannKind LLC, remedies of the Purchasers and representations and warranties by the Company and MannKind LLC. The security interests granted by the Company and MannKind LLC will terminate upon repayment of the 2019 notes and Tranche B notes, if applicable, in full. The Company’s obligations under the Facility Agreement and the Milestone Agreement are also secured by the Company’s facilities in Danbury, Connecticut, which has a carrying value of $27.9 million.

Embedded Derivatives — The Company identified and evaluated a number of embedded features in the notes issued under the Facility Agreement to determine if they represented embedded derivatives that are required to be separated from the notes and accounted for as freestanding instruments. In 2014, the Company analyzed the Tranche B notes and identified embedded derivatives which required separate accounting. However, all of the embedded derivatives were determined to have a de minimis value as of June 30, 2017 and December 31, 2016.

Issuance of new 5.75% Convertible Senior Subordinated Exchange Notes Due 2018 in Exchange for 2015 Notes — The 5.75% Convertible Senior Subordinated Exchange Notes Due 2018 (the “2018 notes”) are the Company’s general, unsecured, senior obligations, except that the 2018 notes were subordinated to the Sanofi loan facility prior to the extinguishment of the facility on November 9, 2016. The 2018 notes rank equally in right of payment with the Company’s other unsecured senior debt. The 2018 notes bear interest at the rate of 5.75% per year on the principal amount, payable semiannually in arrears in cash on February 15 and August 15 of each year, beginning February 15, 2016, with interest accruing from August 15, 2015. The 2018 notes mature on August 15, 2018. Accrued interest related to these notes is recorded in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

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

Amortization of the premium and accretion of debt issuance costs related to the 2018 notes for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization of debt premium	$61	$58	$120	$115

Accretion expense—debt issuance cost	$68	$63	$134	$126

7. Collaboration Arrangements

Receptor Collaboration and License Agreement — On January 20, 2016, the Company entered into a Collaboration and License Agreement (the “CLA”) with Receptor Life Sciences, Inc. (“Receptor”) pursuant to which the Company performed initial formulation studies on compounds identified by Receptor and Receptor obtained the option to acquire an exclusive license to develop, manufacture and commercialize certain products that use the Company’s technology to deliver the compounds via oral inhalation.

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

The Company evaluated the accounting for the payments received in 2016 under the multiple element accounting guidance and determined that the $0.4 million in payments received prior to Receptor exercising its option are separable from the other elements of the agreement and represented payments to offset costs incurred. Therefore, those payments reduced the Company’s research and development expense in 2016. The $1.0 million license fee received in 2016 does not have standalone value from the follow-on transfer of technology. Therefore, the license fee was recorded in deferred payments from collaboration as of December 31, 2016 and will be recognized in net revenue — collaboration over four years. Recognized revenue related to this license agreement amounted to $0.1 million for the three and six months ended June 30, 2017. See Note 1 — Description of Business and Summary of Significant Accounting Policies for additional information on the Company’s accounting for multiple element arrangements.

On March 15, 2017, the Company entered into a Manufacturing and Supply Agreement with Receptor pursuant to which the Company will provide certain raw materials to Receptor. On March 16, 2017, the Company agreed to provide certain additional research and formulation consulting services to Receptor.

Sanofi License Agreement and Sanofi Supply Agreement — On August 11, 2014, the Company executed the Sanofi License Agreement, pursuant to which Sanofi was responsible for global commercial, regulatory and development activities for Afrezza. The Company manufactured Afrezza at its manufacturing facility in Danbury, Connecticut to supply Sanofi’s demand for the product pursuant to a supply agreement dated August 11, 2014 (the “Sanofi Supply Agreement”).

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

During the three months ended September 30, 2016, Sanofi provided information to the Company to enable it to reasonably estimate the remaining costs under the Sanofi License Agreement and the Sanofi Supply Agreement. Accordingly, the fixed or determinable fee requirement for revenue recognition was met and there were no future obligations to Sanofi. Therefore, the Company recognized $172.0 million of net revenue — collaboration for the year ended December 31, 2016. The revenue recognized includes the upfront payment of $150.0 million and the two milestone payments of $25.0 million each, net of $64.9 million of net loss share with Sanofi, as well as $17.5 million in sales of Afrezza and $19.4 million from sales of bulk insulin, both to Sanofi. These payments and sales were made pursuant to the contractual terms of the agreements with Sanofi.

Sanofi Loan Facility — On September 23, 2014, the Company entered into a senior secured revolving promissory note and a guaranty and security agreement (collectively, the “Sanofi Loan Facility”) with an affiliate of Sanofi, which provided the Company with a secured loan facility of up to $175.0 million to fund the Company’s share of net losses under the Sanofi License Agreement.

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

The settlement was accounted for in the year ended December 31, 2016, except for a $30.6 million cash payment received under the insulin put option agreement which reduced the receivable from Sanofi between December 31, 2016 and June 30, 2017.

8. Sale of Intellectual Property

On April 12, 2017 the Company entered into an agreement (the “Agreement”) to sell certain oncology assets and patents to Fosun. Fosun is required to pay the Company a one-time nonrefundable payment of $0.6 million (which was received net of taxes in June of 2017), royalties on net sales of products by Fosun and its affiliates and other consideration based on revenues from any licensees. The Company determined that the sale of the assets did not constitute a business and accordingly accounted for the transaction as a sale of assets. The Company evaluated the accounting for the payments received in 2017 under the multiple element accounting guidance and recorded the $0.6 million in payments received in revenue – other in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2017 as the deliverables under the Agreement were substantially delivered as of June 30, 2017. See Note 1 — Description of Business and Summary of Significant Accounting Policies for additional information on the Company’s accounting for multiple element arrangements. The Company also evaluated the accounting for royalties and other consideration in the Agreement. Since the amount of product that Fosun will ultimately be able to sell upon successfully utilizing this technology is uncertain, no royalty revenue will be recognized until such time when Fosun or its affiliates sell product to a third party and royalties are due to MannKind.

9. Fair Value of Financial Instruments

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

Level 3— Significant inputs to the valuation model that are unobservable.

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

Cash Equivalents — Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash. As of June 30, 2017 and December 31, 2016, the Company held cash equivalents of $42.1 million and $20.5 million, respectively, comprised of money market funds. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

Note Payable to Principal Stockholder —The fair value of the note payable to principal stockholder cannot be reasonably estimated as the Company would not be able to obtain a similar credit arrangement in the current economic environment. Therefore the fair value is based upon carrying value.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (in millions):

	As of June 30, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial liabilities:
Senior convertible notes	$27.6	$—	$—	$24.2	$24.2
Facility financing obligation	57.5	—	—	60.0	60.0
Milestone rights	8.9	—	—	18.2	18.2
Warrant liability (at recurring fair value)	0.6	—	—	0.6	0.6

Total financial liabilities	$94.6	$—	$—	$103.0	$103.0

	As of December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial liabilities:
Senior convertible notes	$27.6	$—	$—	$22.9	$22.9
Facility financing obligation	71.3	—	—	74.5	74.5
Milestone rights	8.9	—	—	18.4	18.4
Warrant liability (at recurring fair value)	7.4	—	—	7.4	7.4

Total financial liabilities	$115.2	$—	$—	$123.2	$123.2

On May 12, 2016 we issued certain warrants with a fair value of $12.8 million. As of June 30, 2017 and December 31, 2016, the fair value of the warrant liability was $0.6 million and $7.4 million, respectively. The fair value of the warrants liability as of June 30, 2017 was estimated using a Monte Carlo valuation pricing model with the following underlying assumptions: (a) a risk-free interest rate of 1.4%; (b) an assumed dividend yield of zero percent; (c) an expected term of 0.9 years; and (d) an expected volatility of 112%. The following table provides a roll forward of the fair value of the warrant liability which is the only Level 3 financial instrument that is carried at fair value (in millions):

Balance at beginning of period December 31, 2016	$7.4
Additions	—
Changes in fair value	(6.8)
Payments	—

Fair value, end of period June 30, 2017	$0.6

Senior Convertible Notes — The estimated fair value of the 2018 notes was calculated based on model-derived valuations whose inputs were observable, such as the Company’s stock price and yields on U.S. Treasury notes and actively traded bonds, and non-observable, such as the Company’s longer-term historical volatility, and estimated yields implied from any available market trades of the Company’s issued debt instruments. As there is no current active and observable market for the 2018 notes, the Company determined the estimated fair value using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash flows based on terms of the notes with market-based assumptions regarding risk-free rate, risk-adjusted yields (20%), stock price volatility (100%) and recent price quotes and trading information regarding Company issued debt instruments and shares of common stock into which the notes are convertible (Level 3 in the fair value hierarchy).

Facility Agreement — As discussed in Note 6 — Borrowings, the Company issued 2019 notes and subsequently issued Tranche B notes (the “Facility Financing Obligation”) in connection with the Facility Agreement. As there is no current observable market for the 2019 notes or Tranche B notes, the Company determined the estimated fair value using a bond valuation model based on a discounted cash flow methodology. The bond valuation model combined expected cash flows associated with principal repayment and interest based on the contractual terms of the debt agreement discounted to present value using a selected market discount rate. On June 30, 2017, the market discount rate was recalculated at 12% for the principal for the facility financing obligation. Under the terms of the Facility Agreement, the Company is restricted from distributing any of its assets or declaring and distributing a dividend to its stockholders.

Milestone Rights Liability — In addition to the Facility Financing Obligation, the Company also issued the Milestone Rights. These rights are not reflected in the Facility Financing Obligation. The estimated fair value of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones, discounted to present value using a selected market discount rate (Level 3 in the fair value hierarchy). The expected timing and probability of achieving the milestones, starting in 2014, was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate (14%) was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. As of June 30, 2017, the carrying value of the milestone rights liability was $8.9 million and the fair value was estimated at $18.2 million. The fair value measurement of the liability is sensitive to the discount rate and the timing and probability of making milestone payments. If the achievement of each of the milestones which require payments were to be six months later than in the current forecast, the fair value of the liability would decrease by 7%. If the probabilities of meeting the milestones were to decrease by 5% or 10%, the fair value of the liability would decrease by 14% and 26%, respectively. Over the long term, these inputs are interrelated because if the Company’s performance improves, the timing of meeting the milestones would likely be earlier, the probability of making payments on the milestones would likely be higher and the discount rate would likely decrease, all of which would increase the fair value of the liability. The inverse is also true.

Warrant Liability — Warrant liabilities are measured at fair value using a Monte Carlo pricing valuation model. The assumptions used in the valuation model for the common stock warrant liabilities were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero percent based on the Company’s expectation that it will pay no dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; (d) an expected volatility based upon the Company’s historical volatility over the remaining contractual term of the warrants; and (e) probability of a dilutive financing that may trigger a price protection clause. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities is the expected volatility. Significant increases in volatility would result in a higher fair value measurement (Level 3 in the fair value hierarchy).

Embedded Derivatives — The Company identified and evaluated a number of embedded features in the notes issued under the Facility Agreement to determine if they represented embedded derivatives that are required to be separated from the notes and accounted for as freestanding instruments. The Company analyzed the Tranche B notes and identified embedded derivatives, which required separate accounting. However, all of the embedded derivatives were determined to have a de minimis value at June 30, 2017 and December 31, 2016.

10. Stock-Based Compensation Expense

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. For public business entities, the amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company implemented the standard on January 1, 2017 and the standard did not have a material impact on the Company’s financial statements as:

•	The Company, as of December 31, 2016, had not recognized $11.6 million of excess tax benefits related to windfalls. As a result of adoption, it will now recognize these benefits as deferred tax assets. However, after assessment for realizability, the Company has also recorded a full valuation allowance against the deferred tax assets. This resulted in a zero cumulative effect adjustment to accumulated deficit as a result of the adoption. All shortfalls related to non-qualified options and restricted stock units are now recorded as an income tax expense for the period, offset by a full valuation allowance.

•	Due to the full valuation allowance for the Company’s deferred tax assets, the excess income tax benefits have never been recorded in additional paid-in-capital. The Company does not contemplate any impact going forward as any amounts to be recorded in the condensed consolidated statements of operations would be fully offset by the valuation allowance nor result in a related classification in cash flows for operating activities.

•	The Company will continue to recognize forfeitures through estimates consistent with our past practices as opposed to when they occur.

•	The Company already classifies cash paid to taxing authorities arising from the withholding of shares from employees in cash flows from financing activities.

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock-based compensation	$1,250	$1,355	$2,516	$2,628

During the six months ended June 30, 2017, the Company issued 544,105 restricted units to certain employees which vest over a four-year period. The grant date fair value of the restricted stock units was $0.6 million with a weighted average grant date fair value per share of $1.10.

During the six months ended June 30, 2017, the Company granted certain employees stock options to purchase an aggregate of 2,150,537 shares of common stock at a weighted average exercise price of $1.31 per share of which 1,508,159 of these awards vest in four equal tranches upon the achievement of certain product sales targets. The remaining 642,378 options vest over a four year period. The grant date fair value of these awards is $2.0 million with a weighted average grant date fair value of $0.93 per share, as determined using a Black-Scholes option pricing model.

As of June 30, 2017, there was $4.2 million, $4.4 million and $3.9 million of unrecognized compensation expense related to restricted stock units, options with performance conditions and options that vest over the vesting period. The Company evaluates stock awards with performance conditions as the probability that the performance conditions will be met and uses that information to estimate the date at which those performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

On a periodic basis and as of June 30, 2017, the Company reviewed the probability of achieving the performance conditions for each of the four vesting tranches of the performance-based stock options that were granted during 2017 and in prior years and determined that it was probable that the Company would achieve the first vesting tranche in December 2017. Therefore, the Company recorded compensation expense related to performance-based stock options of $0.4 million and $0.7 million during the three and six months ended June 30, 2017, respectively. The Company further determined that no compensation costs would be recognized for the second, third and fourth vesting tranches as the probability of achieving those performance conditions has not been determined.

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of June 30, 2017, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline in the Company’s stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of its officers and directors. In general, the complaints alleged that MannKind and certain of its officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court has been asked to determine whether Israeli or U.S. law is applicable before the case can be certified as a class action but has not yet ruled on this issue. The Company will vigorously defend against the claims advanced.

Contingencies — In connection with the Facility Agreement, on July 1, 2013, the Company also entered into a the Milestone Agreement with the Milestone Purchasers, pursuant to which the Company sold the Milestone Purchasers the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an Afrezza product in the United States and the achievement of specified net sales figures (see Note 6 – Borrowings).

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

On November 9, 2016, the supply agreement with Amphastar was amended to extend the term over which the Company is required to purchase insulin, without reducing the total amount of insulin to be purchased. Under the amendment, annual minimum quantities of insulin to be purchased for calendar years 2017 through 2023 total an aggregate purchase price of €93.0 million at June 30, 2017. The Insulin Supply Agreement specifies that Amphastar will be deemed to have satisfied its obligations with respect to quantity, if the actual quantity supplied is within plus or minus ten percent (+/- 10%) of the quantity set forth in the applicable purchase order. In addition, the aggregate cancellation fees that the Company would incur in the event that certain insulin quantities are not purchased was lowered from $5.3 million for the period October 1, 2016 through 2018 to $3.4 million over the same period. The Company has not yet purchased any insulin under the amended agreement in 2017. The annual purchase requirements under the contract are as follows:

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

At June 30, 2017, the Company has other firm commitments with suppliers for an aggregate of $0.9 million.

Office Lease — On May 5, 2017, the Company executed an office lease with Russell Ranch Road II LLC to lease office space for the Company’s corporate headquarters in Westlake Village, California. The office lease commences on the earlier of (i) the date the Company commences business from the leased space or (ii) the later of the date of substantial completion of the build-out by the landlord or August 1, 2017. The lease requires monthly payments of $40,951, increased by 3% annually, plus the estimated cost of maintaining the property by the landlord. The lease expires 65 months from the commencement date and provides the Company with a five year renewal option. Future minimum lease payments are as follows:

2017	$41,000
2018	457,000
2019	512,000
2020	528,000
2021	544,000
Thereafter	560,000

$2,642,000

12. Income Taxes

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded, in accordance with the applicable accounting standards, that net deferred tax assets should be fully reserved.

The Company has assessed its position with regards to uncertainty in tax positions and believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to this guidance. Tax years since 2012 remain subject to examination by the major tax jurisdictions in which the Company is subject to tax.

The Company adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in the first quarter of 2017. The adoption had no net impact on its income tax expense for the quarter and net deferred tax assets as of the date of adoption (See Note 10 – Stock-Based Compensation Expense).

13. Restructuring Charges

As of June 30, 2017 and December 31, 2016, the Company had a remaining restructuring accrual balance of $0.4 million and $1.4 million, respectively, which is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The Company expects to substantially pay out the remainder of this obligation by end of first quarter of 2018.

A reconciliation of beginning and ending liability balances for the restructuring charges is as follows (in thousands):

	2016	2015
Description	Restructuring	Restructuring	Total
Accrual—January 1, 2017	$209	$1,167	$1,376
Costs paid or settled	(209)	(805)	(1,014)

Accrual—June 30, 2017	$—	$362	$362

On May 25, 2017, the board of directors (the “Board”) replaced Matthew J. Pfeffer as Chief Executive Officer and Chief Financial Officer of the Company. Pursuant to a severance agreement in effect on that date, Mr. Pfeffer’s estimated current value of payments and benefits upon termination totaled approximately $1.2 million. At the time of the Board action, Mr. Pfeffer was expected to remain employed by the Company in an advisory capacity until July 31, 2017, before transitioning to severance. Subsequently, the Company and Mr. Pfeffer began negotiating a new agreement that would, if and when finalized, supersede the existing severance agreement. Given that the new agreement would override any prior severance agreements and amounts previously due to Mr. Pfeffer and contains special termination benefits that are contingent upon certain factors that cannot be reasonably estimated, the Company recorded no severance accrual for Mr. Pfeffer during the second quarter of 2017. Current salary and benefits continue to be accrued as earned.

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

OVERVIEW

We are a biopharmaceutical company focused on the discovery, development, and commercialization of therapeutic products for diseases such as diabetes. Our only approved product, Afrezza, is a rapid-acting inhaled insulin that was approved by the FDA on June 27, 2014 to improve glycemic control in adult patients with diabetes. Afrezza became available by prescription in United States retail pharmacies in February 2015. According to the Centers for Disease Control and Prevention, 30.3 million people in the United States had diabetes in 2015. Globally, the International Diabetes Federation has estimated that approximately 415.0 million people had diabetes in 2015 and approximately 642.0 million people will have diabetes by 2040.

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

On August 11, 2014, we executed the Sanofi License Agreement, pursuant to which Sanofi was responsible for global commercial, regulatory and development activities for Afrezza.

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

During the initial transition of the commercial responsibilities from Sanofi, we utilized a contract sales organization to promote Afrezza while we focused our internal resources on establishing a channel strategy, entering into distribution agreements and developing co-pay assistance programs, a voucher program, data agreements and payor relationships. In early 2017, we recruited our own sales force to promote Afrezza to endocrinologists and certain high-prescribing primary care physicians. In the future, we may seek to supplement our sales force through a co-promotion arrangement – an agreement with a third party that has an underutilized primary care sales force, which can be used to promote Afrezza to greater number of primary care physicians.

Our current strategy for future commercialization of Afrezza outside of the United States, subject to receipt of the necessary foreign regulatory approvals, is to seek and establish regional partnerships in foreign jurisdictions where there are appropriate commercial opportunities.

We also believe our Technosphere formulations of active pharmaceutical ingredients have the potential to demonstrate clinical advantages over existing therapeutic options in a variety of therapeutic areas. In addition to our collaboration with Receptor (See Note 7, Collaboration Agreements of the Notes to the Condensed Consolidated Financial Statements in this report), we are actively exploring other opportunities to out-license our proprietary Technosphere formulation and device technologies. We continue the development of certain products related to our Technosphere formulations and will continue to do so if we are able to obtain the required funding.

As of June 30, 2017, we had an accumulated deficit of $2.8 billion and a stockholders’ deficit of $221.2 million. We had a net loss of approximately $35.3 million and $51.7 million for the three and six months ended June 30, 2017, respectively. We have historically funded our operations primarily through the sale of equity securities and convertible debt securities, borrowings under the Facility Agreement with Deerfield, borrowings under The Mann Group Loan Arrangement, which we can no longer borrow under as we have used all amounts available for borrowing, and the Sanofi License Agreement, which was terminated in 2016. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding, there will be substantial doubt about our ability to continue as a going concern. As of June 30, 2017, we had cash and cash equivalents of $43.4 million, which, together with our debt obligations, including a $10.0 million principal repayment that is scheduled to become due on August 31, 2017 (subject to a possible extension to October 31, 2017), raises substantial doubt about our solvency and ability to continue as a going concern. We estimate that our net operating cash flow for the second half of 2017 will be approximately $18 to $24 million per quarter assuming that we continue as a going concern during this period. However, we cannot provide assurance that our plans will not change or that changed circumstances will not result in net operating cash flow that are greater than we currently estimate.

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

RESULTS OF OPERATIONS

Three and six months ended June 30, 2017 and 2016

Revenues

The following table provides a comparison of the revenue categories for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Revenues:
Net revenue - commercial product sales:
Gross revenue from product sales	$2,625	$—	$2,625	—%
Gross-to-Net Adjustments:
Wholesaler distribution fees, prompt pay discounts and other rebates and discounts	(645)	—	(645)	—%
Patient discount and co-pay assistance programs	(207)	—	(207)	—%
Rebates and chargebacks	(225)	—	(225)	—%

Net revenue - commercial product sales	1,548	—	1,548	—%
Net revenue - collaboration	63	—	63	—%
Revenue - other	552	—	552	—%

Total revenues	$2,163	$—	$2,163	—%

During the three months ended June 30, 2017, we recognized net revenue from commercial product sales of $1.5 million, representing net sales of Afrezza dispensed to patients. Estimated gross-to-net adjustments of $1.1 million were approximately 41% of gross revenue from product sales for the three months ended June 30, 2017. During the three months ended June 30, 2016, we did not recognize any revenues from commercial product sales.

During the three months ended June 30, 2017, we recognized net revenue from collaboration of $0.1 million, representing a portion of the licensing fee received in the fourth quarter of 2016, whereas during the three months ended June 30, 2016 we did not recognize any revenues from collaboration.

During the three months ended June 30, 2017, we recognized $0.6 million of other revenues related to a sale of intellectual property whereas during the three months ended June 30, 2016 we did not recognize any other revenues.

The following table provides a comparison of the revenue categories for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Revenues:
Net revenue - commercial product sales:
Gross revenue from product sales	$4,268	$—	$4,268	—%
Gross-to-Net Adjustments:
Wholesaler distribution fees, prompt pay discounts and other rebates and discounts	(843)	—	(843)	—%
Patient discount and co-pay assistance programs	(331)	—	(331)	—%
Rebates and chargebacks	(349)	—	(349)	—%

Net revenue - commercial product sales	2,745	—	2,745	—%
Net revenue - collaboration	125	—	125	—%
Revenue - other	2,302	—	2,302	—%

Total revenues	$5,172	$—	$5,172	—%

During the six months ended June 30, 2017, we recognized net revenue from commercial product sales of $2.7 million, representing net sales of Afrezza dispensed to patients. Estimated gross-to-net adjustments of $1.5 million were approximately 36% of gross revenue from product sales for the six months ended June 30, 2017. During the six months ended June 30, 2016, we did not recognize any revenues from commercial product sales.

During the six months ended June 30, 2017, we recognized net revenue from collaboration of $0.1 million, representing a portion of the licensing fee received in the fourth quarter of 2016, whereas during the six months ended June 30, 2016 we did not recognize any revenues from collaboration.

During the six months ended June 30, 2017, we recognized $2.3 million of other revenues primarily related to a sale of bulk insulin to a third party of $1.7 million and a $0.6 million sale of intellectual property, whereas during the six months ended June 30, 2016 we did not recognize any other revenues.

Expenses

Total expenses are primarily comprised of costs of goods sold, research and development expenses, selling expenses, and general and administrative expenses. Each is described in more detail below:

Costs of Goods Sold

Cost of goods sold includes the costs related to Afrezza product dispensed by pharmacies to patients as well as under-absorbed labor and overhead and inventory write-offs, which are recorded as expenses in the period in which they are incurred, rather than as a portion of the inventory cost.

Research and Development Expenses

Our research and development expenses consist of costs associated with research and development of our product candidates, including associated clinical trials and manufacturing process development. This includes the salaries, benefits and stock-based compensation of research and development personnel, raw materials, laboratory supplies and materials, facility costs, costs for outsourced services and depreciation of equipment.

Selling Expenses

Our selling expenses are driven by salaries, benefits and stock-based compensation for sales and marketing personnel and for certain third party costs.

General and Administrative Expenses

Our general and administrative expenses are driven by salaries, benefits and stock-based compensation for administrative, finance, human resources, legal and information systems support personnel and for certain third party costs.

The following table provides a comparison of the expense categories for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Expenses:
Cost of goods sold	$5,086	$4,045	$1,041	26%
Research and development	3,123	4,310	(1,187)	(28%)
Selling	11,646	4,009	7,637	190%
General and administrative	6,920	7,101	(181)	(3%)
Property and equipment impairment	111	—	111	100%
(Gain) loss on foreign currency translation	6,848	(341)	7,189	(2108%)

Total expenses	$33,734	$19,124	$14,610	76%

The increase in cost of goods sold of $1.0 million for the three months ended June 30, 2017 compared to the same period in the prior year is primarily due to a write-down of inventory of approximately $1.5 million for expiring and obsolescent inventory and by $0.4 million of cost of goods sold attributed to the manufacturing of Afrezza dispensed to patients, offset by a $0.9 million decrease in under-absorbed labor and overhead due to the reduction in work force in the fourth quarter of 2016.

The decrease in research and development expense of $1.2 million for the three months ended June 30, 2017 compared to the same period in the prior year is primarily due to decreases in compensation expense of $1.3 million and non-cash stock-based compensation expense of $0.2 million, each as a result of reductions in staff. Partially offsetting the decreases was an increase due to clinical trials of $0.3 million.

The increase in selling expenses of $7.6 million for the three months ended June 30, 2017 compared to the same period in the prior year is primarily due to increases of $4.3 million for compensation expense associated with the sales force that we brought in-house in the first quarter of 2017, $2.4 million for cost of external services and commercial support, $1.5 million for promotional expenses, $1.0 million for travel and related sales force expenses and $0.4 million of other expenses. Partially offsetting the increase was a decrease in consultant spending of $1.7 million as a result of the transition of some of the sales force in-house.

The increase in general and administrative expenses of $0.2 million for the three months ended June 30, 2017 compared to the same period in the prior year was primarily due to increased spending of approximately $0.4 million in supporting regulatory activities, $0.3 million in supporting compliance activities, and $0.2 million in human resources services. These increases were offset with a decrease of $0.3 million in legal spending as a result of the Sanofi settlement that was reached in 2016 and a $0.4 million reduction in patent spending.

Loss on foreign currency translation of $6.8 million for the three months ended June 30, 2017 compared to a gain on foreign currency translation of $0.3 million for the same period in the prior year was due to the currency translation of the U.S. dollar to euro exchange rate associated with the purchase commitments from Amphastar.

The following table provides a comparison of the expense categories for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Expenses:
Cost of goods sold	$7,635	$9,213	$(1,578)	(17%)
Research and development	$6,251	9,440	(3,189)	(34%)
Selling	19,371	4,017	15,354	382%
General and administrative	14,585	14,443	142	1%
Property and equipment impairment	111	—	111	100%
Loss on foreign currency translation	8,392	2,023	6,369	315%

Total expenses	$56,345	$39,136	$17,209	44%

The decrease in cost of goods sold of $1.6 million for the six months ended June 30, 2017 compared to the same period in the prior year is primarily due to a $3.3 million decrease in under-absorbed labor and overhead resulting from the reduction in work force in the fourth quarter of 2016 and no manufacturing of Afrezza in the first quarter of 2016. A decrease of $0.3 million is deferred cost related to defer revenue. These decreases were offset by a write-down of inventory of approximately $1.5 million for expiring and obsolescent inventory and $0.7 million of cost of goods sold attributed to the manufacturing of Afrezza dispensed to patients.

The decrease in research and development expense of $3.2 million for the six months ended June 30, 2017 compared to the same period in the prior year is primarily due to decreases in compensation expense of $3.2 million and non-cash stock-based compensation expense of $0.3 million, each as a result of reductions in staff. Partially offsetting the decreases was an increase due to clinical trials of $0.4 million.

The increase in selling expenses of $15.4 million for the six months ended June 30, 2017 compared to the same period in the prior year is primarily due to increases of $8.3 million for compensation expense associated with the sales force that we brought in-house in the first quarter of 2017, $4.7 million for cost of external services and commercial support, $1.9 million for travel and related sales force expenses, $0.6 million of other expenses, $0.4 million for product samples related expense, and $0.2 million for promotional expenses. Partially offsetting the increase was a decrease in consultant spending of $1.0 million as a result of the transition of some of the sales force in-house.

The increase in general and administrative expenses of $0.1 million for the six months ended June 30, 2017 compared to the same period in the prior year was primarily due to increased spending of $0.6 million in supporting regulatory activities, and $0.2 million increased spending in information systems supporting salesforce personnel. These increases offset with a decrease of $0.7 million in legal spending as a result of the Sanofi settlement that was reached in 2016.

Loss on foreign currency translation of $8.4 million for the six months ended June 30, 2017 compared to $2.0 million for the same period in the prior year was due to the currency translation impacting the U.S. dollar to euro exchange rate associated with the recognized loss on purchase commitments related to Amphastar.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,
	2017	2016	$Change	% Change
Change in fair value of warrant liability	$147	$(5,306)	$5,453	(103%)
Interest income	58	26	32	123%
Interest expense on notes	(2,422)	(4,181)	1,759	(42%)
Interest expense on note payable to principal stockholder	(721)	(721)	—	—%
Loss on extinguishment of debt	(830)	—	(830)	100%
Other income	—	(653)	653	(100%)

Total other income (expense)	$(3,768)	$(10,835)	$7,067	(65%)

During the three months ended June 30, 2017, we recorded a $0.1 million change in the fair value of the warrant liability compared to $5.3 million for the same period in the prior year primarily due to the change in our stock price.

The decrease of $1.7 million in the interest expense on notes for the three months ended June 30, 2017 compared to the same period in the prior year was primarily related to the Sanofi debt that was forgiven in the fourth quarter of 2016.

The increase in the loss on extinguishment of debt of $0.8 million compared to the same period in the prior year was related to the Deerfield exchange transactions that were completed in April and June of 2017.

The following table provides a comparison of the other income (expense) categories for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Change in fair value of warrant liability	$6,776	$(5,306)	$12,082	(228%)
Interest income	114	41	73	178%
Interest expense on notes	(5,128)	(8,401)	3,273	(39%)
Interest expense on note payable to principal stockholder	(1,435)	(1,443)	8	(1%)
Loss on extinguishment of debt	(830)	—	(830)	100%
Other income	13	(586)	599	(102%)

Total other income (expense)	$(490)	$(15,695)	$15,205	(97%)

During the six months ended June 30, 2017, we recorded a $6.8 million change in the fair value of the warrant liability compared to $5.3 million for the same period in the prior year primarily due to the change in our stock price.

The decrease of $3.3 million in the interest expense on notes for the six months ended June 30, 2017 compared to the same period in the prior year was primarily related to the Sanofi debt that was forgiven in the fourth quarter of 2016.

The increase in the loss on extinguishment of debt of $0.8 million compared to the same period in the prior year was related to the Deerfield exchange transactions entered into in April and June 2017.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations through the sale of equity securities and convertible debt securities, borrowings under The Mann Group Loan Arrangement, which we can no longer borrow under as we have used all amounts available for borrowing, borrowings under the Facility Agreement with Deerfield, receipt of upfront, milestone payments under the Sanofi License Agreement, and borrowings under the Sanofi Loan Facility which terminated in 2016.

As of June 30, 2017, we had $167.4 million principal amount of outstanding debt, consisting of:

•	$27.7 million principal amount of 2018 notes bearing interest at 5.75% per annum and maturing on August 15, 2018;

•	$45.0 million principal amount of 2019 notes bearing interest at 9.75% per annum, $10.0 million of which is due and payable in August 2017 (with an option for us to elect to further defer the payment of such principal amount from August 31, 2017 to October 31, 2017 if we meet certain conditions described in the Third Amendment), $15.0 million of which is due and payable in each of July 2018 and July 2019, and $5.0 million of which is due and payable in December 2019;

•	$15.0 million principal amount of Tranche B notes bearing interest at 8.75% per annum, $5.0 million of which is due and payable in each of May 2018 and 2019, and $5.0 million of which is due and payable in December 2019; and

•	$79.7 million principal amount of indebtedness under The Mann Group Loan Arrangement bearing interest at a fixed rate of 5.84% per annum and maturing on January 5, 2020.

On June 27, 2017, we entered into an agreement with The Mann Group, pursuant to which the parties agreed to, among other things, (i) capitalize $10.7 million of accrued and unpaid interest as of June 30, 2017 under The Mann Group Loan Arrangement, resulting in such amount being classified as outstanding principal under The Mann Group Loan Arrangement, (ii) advance to us approximately $19.4 million, the remaining amount available for borrowing by us under The Mann Group Loan Arrangement after the foregoing capitalization of accrued and unpaid interest, and (iii) defer all interest payable on the outstanding principal under The Mann Group Loan Arrangement until July 1, 2018, unless such payments are otherwise permitted under the subordination agreement with Deerfield, and subject to further deferral under the subordination agreement with Deerfield until our payment obligations to Deerfield have been satisfied in full. There are no additional funds available to borrow under The Mann Group Loan Arrangement. As of June 30, 2017, there was no accrued and unpaid interest under The Mann Group Loan Arrangement.

On April 18, 2017, we entered into an Exchange Agreement with Deerfield resulting in the cash repayment of $4.0 million under the Tranche B notes and the conversion of $1.0 million and $5.0 million of the Tranche B notes and the 2019 notes, respectively, to common shares. On June 29, 2017, we entered into the Third Amendment resulting in the conversion of $5.0 million of the 2019 notes to common shares and deferment of $10.0 million of principal amount of the 2019 notes due July 18, 2017 to August 31, 2017 with an option to further defer the payment of such principal amount from August 31, 2017 to October 31, 2017 if certain conditions are met.

Outstanding debt is more fully described in Note 5 – Related Party Arrangements, Note 6- Borrowings, Note 9 – Fair Value of Financial Instruments and Note 11 – Commitments and Contingencies.

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the 2018 notes, 2019 notes, Tranche B notes or The Mann Group Loan Arrangement when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2018 notes, or certain Major Transactions as defined in the Facility Agreement in respect of the 2019 notes and the Tranche B notes, the holders of the respective debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. The 2018 notes bear interest at the rate of 5.75% per year on the outstanding principal amount, payable in cash semiannually in arrears on February 15 and August 15 of each year. The 2019 notes bear interest at the rate of 9.75% per year on the outstanding principal amount and the Tranche B notes bear interest at the rate of 8.75% on the outstanding principal amount, with accrued interest on each payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. Outstanding loans under The Mann Group Loan Arrangement accrue interest at a rate of 5.84% per annum, due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, except that The Mann Group has agreed to defer interest payments until July 1, 2018 unless otherwise permitted by the subordination agreement with Deerfield, and such interest payments are subject to additional deferral beyond July 1, 2018 until our payment obligations to Deerfield have been satisfied in full. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2018 notes, 2019 notes, and Tranche B notes or if we fail to repay or repurchase the 2018 notes, 2019 notes, Tranche B notes, or borrowings under The Mann Group Loan Arrangement, we will be in default under the applicable instrument for such indebtedness, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

In connection with the execution of the Facility Agreement, on July 1, 2013, we issued Milestone Rights to the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an Afrezza product and the achievement of specified net sales figures. In addition, the Facility Agreement includes customary representations, warranties and covenants, including, a restriction on the incurrence of additional indebtedness, and a financial covenant which requires our cash and cash equivalents, which includes available borrowings under The Mann Group Loan Arrangement, on the last day of each fiscal quarter to not be less than $25.0 million, or pursuant to the Third Amendment, $10.0 million as of the last day of each month through October 31, 2017 and as of December 31, 2017 if certain conditions are met. See Note 11 — Commitments and Contingencies and Note 6 — Borrowings for further information related to the Facility Agreement.

On July 31, 2014, we entered into the Insulin Supply Agreement, pursuant to which we agreed to purchase certain annual minimum quantities of insulin. See Note 11 — Commitments and Contingencies for further information related to the Insulin Supply Agreement.

Pursuant to the Sanofi License Agreement, we received an initial upfront payment of $150.0 million and milestone payments totaling $50.0 million in the first quarter of 2015 upon satisfaction of certain manufacturing milestones specified in the Sanofi License Agreement. As a result of the termination of the Sanofi License Agreement, we will not receive any additional milestone payments from Sanofi under the agreement. In addition, on November 9, 2016, in connection with the Settlement Agreement, we and Aventisub LLC, an affiliate of Sanofi, agreed to terminate the Sanofi Loan Facility. In connection with such termination, Aventisub LLC agreed to forgive the full outstanding loan balance on the Sanofi Loan Facility of $72.0 million owed by us and agreed to release its security interests encumbering our assets. Sanofi also agreed to make a cash payment of $30.6 million to us, which was received in early January 2017 as acceleration and in replacement of all other payments that Sanofi would otherwise have been required to make in the future pursuant to the insulin put option, without being required to deliver any insulin for such payment. See Note 7 — Collaboration Arrangements for further information related to the Sanofi agreements.

Cash used in operating activities, which consists of net loss adjusted for the various non-cash items, changes in working capital and changes in other balance sheet accounts, totaled $11.5 million for the six months ended June 30, 2017. Cash used in operating activities totaled $42.3 million for the six months ended June 30, 2016.

During the six months ended June 30, 2017, we used $11.5 million of cash for our operating activities as a result of our net loss of $51.7 million, offset by a net decrease in operating assets and liabilities of $31.9 million and non-cash charges of $8.3 million. The decrease in operating assets and liabilities was primarily as a result of the receipt of $30.6 million from Sanofi pursuant to the insulin put option in January 2017, increases in accounts payable of $3.4 million and decreases in prepaid expenses and other assets of $1.9 million, offset by decreases in deferred revenue of $0.8 million, purchase commitment liabilities of $0.5 million and accrued expenses and other current liabilities of $0.5 million and increases accounts receivable of $1.0 million, inventory of $0.8 million, and deferred costs from commercial product sales of $0.2 million. The non-cash charges included $6.8 million from changes in the fair value of the warrant liability, offset by $8.4 million loss on foreign currency exchange, $2.5 million of stock-based compensation, $1.8 million of depreciation, amortization and accretion, $1.4 million of interest accrued through notes payable to principal stockholder and $0.8 million of loss on extinguishment of debt.

During the six months ended June 30, 2016, we used $42.3 million of cash for our operating activities as a result of our net loss of $54.8 million, offset by non-cash charges of $17.4 million and a net decrease in operating assets and liabilities of $4.8 million. The non-cash charges included $4.7 million of depreciation and accretion and stock-based compensation, $2.0 million loss on foreign currency exchange, $2.6 million of interest accrued through borrowings under Sanofi Loan Facility, $5.3 million from changes in the fair value of the warrant liability, $0.7 million from warrant issuance costs, $1.4 million interest accrued through notes payable to principal stockholder and $0.7 million of impairment charges. The net decrease in operating assets and liabilities was due to decreases in accounts payable of $12.5 million and $3.9 million in purchase commitments liability, and an increase of $2.9 million in inventory, offset by an increase of $9.2 million in deferred payments from collaboration, $2.6 million in prepaid expenses and other current assets, and $2.7 million increase in accrued expenses and other liabilities.

Cash provided from investing activities was $16.7 million for the six months ended June 30, 2017 compared to cash used in investing activities of $1.1 million for the six months ended June 30, 2016. The difference was primarily related to net proceeds received during the six months ended June 30, 2017 for the sale of certain parcels of real estate owned by us in Valencia, California and certain related improvements, personal property, equipment, supplies and fixtures for $16.7 million.

Cash provided from financing activities was $15.3 million for the six months ended June 30, 2017 primarily related to $19.4 million received from borrowings on the note payable to principal stockholder offset by a principal payment of $4.0 million on the facility financing obligation. Cash provided by financing activities of $48.1 million for the six months ended June 30, 2016 was primarily related to $47.4 in net proceeds received from the sale of stock and warrants during the six months ended June 30, 2016.

As of June 30, 2017, we had $43.4 million in cash and cash equivalents, which, together with our debt obligations, including a $10.0 million principal repayment that is scheduled to become due on August 31, 2017 (subject to a possible extension to October 31, 2017), raises substantial doubt about our solvency and ability to continue as a going concern. We expect to expend our capital resources for the manufacturing, sales and marketing of Afrezza and to develop our product candidates. We also intend to use our capital resources for general corporate purposes. We estimate that our net operating cash flow for the second half of 2017 will be approximately $18 to $24 million per quarter assuming that we continue as a going concern during this period. However, we cannot provide assurance that our plans will not change or that changed circumstances will not result in net operating cash flow that are greater than we currently estimate.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements.

Contractual Obligations

As of June 30, 2017, there were no material changes outside of the ordinary course of business in our contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in the Annual Report, except for the following:

Note Payable To Principal Stockholder

On June 27, 2017, we entered into an agreement with The Mann Group, pursuant to which the parties agreed to, among other things, (i) capitalize $10.7 million of accrued and unpaid interest as of June 30, 2017 under The Mann Group Loan Arrangement, resulting in such amount being classified as outstanding principal under The Mann Group Loan Arrangement, (ii) advance to us approximately $19.4 million, the remaining amount available for borrowing by us under The Mann Group Loan Arrangement after the foregoing capitalization of accrued and unpaid interest, and (iii) defer all interest payable on the outstanding principal under The Mann Group Loan Arrangement until July 1, 2018, unless such payments are otherwise permitted under the subordination agreement with Deerfield, and subject to further deferral under the subordination agreement with Deerfield until our payment obligations to Deerfield have been satisfied in full. The outstanding principal amount, including the additional amounts borrowed under the June 2017 agreement, and all accrued interest thereon will continue to be due on January 5, 2020.

Facility Financing Obligation

On April 18, 2017, we entered into an Exchange Agreement with Deerfield resulting in the cash repayment of $4.0 million under the Tranche B notes and the conversion of $1.0 million and $5.0 million of the Tranche B notes and the 2019 notes, respectively, to common shares. The principal amount being repaid and exchanged under the Tranche B notes and the principal amount being exchanged under the 2019 notes represents the principal amount that would have otherwise become due and payable in May 2017 and July 2017 under the Tranche B notes and the 2019 notes, respectively. On June 29, 2017, we entered into the Third Amendment resulting in the conversion of $5.0 million of the 2019 notes to common shares and deferment of $10.0 million of principal amount of the 2019 notes due July 18, 2017 to August 31, 2017.

Operating Lease Obligations

On May 5, 2017, we executed an office lease with Russell Ranch Road II LLC to lease office space for our corporate headquarters in Westlake Village, California. The office lease commences on the earlier of (i) the date we commence business from the leased space or (ii) the later of the date of substantial completion of the build-out by the landlord or August 1, 2017. The lease requires monthly payments of $40,951, increased by 3% annually, plus the estimated cost of maintaining the property by the landlord. The lease expires 65 months from the commencement date and provides us with a five year renewal option.

Our contractual obligations are more fully described in Note 5 – Related Party Arrangements, Note 6 – Borrowings, Note 9 – Fair Value of Financial Instruments and Note 11 – Commitments and Contingencies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Due to the fixed interest rates of our debt, we currently do not have exposure to changes in our interest expense as a result of changes in interest rates. The interest rate on amounts borrowed under The Mann Group Loan Arrangement for the three and six months ended June 30, 2017 was a fixed rate equal to 5.84%. As of June 30, 2017, the total principal amount outstanding under The Mann Group Loan Arrangement was $79.7 million. We also have debt related to the 2018 notes at a fixed interest rate of 5.75%, debt related to the 2019 notes at a fixed interest rate of 9.75% and debt related to the Tranche B notes at a fixed interest rate of 8.75%.

Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments are entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America.

If a change in interest rates equal to 10% of the interest rates on June 30, 2017 were to have occurred, this change would not have had a material effect on the value of our short-term investment portfolio.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our supply agreement with Amphastar. Such obligations are denominated in euros. At the end of each reporting period, these liabilities, if any, are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We have not entered into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks, but may enter into foreign currency hedging transactions in the future. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to euro exchange rate equal to 10% of the U.S. dollar to euro exchange rate were to have occurred on June 30, 2017, this change would have resulted in a foreign currency impact to our pre-tax losses of approximately $10.6 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, we have concluded, as of such date, that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of our officers and directors. In general, the complaints alleged that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court has been asked to determine whether Israeli or U.S. law is applicable before the case can be certified as a class action but has not yet ruled on this issue. We will vigorously defend against the claims advanced.

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

RISKS RELATED TO OUR BUSINESS

We will need to raise additional capital to fund our operations, and there is substantial doubt about our ability to continue as a going concern.*

This report includes disclosures stating that our existing cash resources and our accumulated stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities, including the commercialization of Afrezza and the development of our product candidates, and to avoid defaulting under the financial covenant in the Facility Agreement, which requires us to maintain at least $25.0 million in cash and cash equivalents or available borrowings under The Mann Group Loan Arrangement as of the last day of each fiscal quarter. On June 29, 2017, we entered into the Third Amendment with Deerfield, which, among other things, amended such financial covenant to provide that, if certain conditions under the 2017 Facility Agreement Amendment remain satisfied, then the obligation to maintain at least $25.0 million in cash as of the end of each quarter will be reduced to $10.0 million as of the last day of each month through October 31, 2017 and as of December 31, 2017. It may be difficult for us to raise additional funds on favorable terms, or at all. As of June 30, 2017, we had cash and cash equivalents of $43.4 million and a stockholders’ deficit of $221.2 million, which, together with our debt obligations, including a $10.0 principal repayment that is scheduled to become due in August 2017 (subject to a possible extension to October 2017) raises substantial doubt about our solvency and ability to continue as a going concern. Net operating cash flow for the second half of 2017 will be approximately $18 to $24 million per quarter. The extent of our additional funding requirements will depend on a number of factors, including:

•	the degree to which Afrezza is commercially successful;

•	the degree to which we are able to generate revenue from our Technosphere drug delivery platform;

•	the costs of developing and commercializing Afrezza on our own in the United States, including the costs of building our commercialization capabilities;

•	the costs of finding regional collaboration partners for the development and commercialization of Afrezza in foreign jurisdictions;

•	the demand by any or all of the holders of the 2018 notes, the 2019 notes, and the Tranche B notes to require us to repay or repurchase such debt securities if and when required;

•	our ability to repay or refinance existing indebtedness, and the extent to which the 2018 notes or any other convertible debt securities we may issue are converted into or exchanged for shares of our common stock;

•	the rate of progress and costs of our clinical studies and research and development activities;

•	the costs of procuring raw materials and operating our manufacturing facilities;

•	our obligation to make milestone payments pursuant to the Milestone Rights issued to the Milestone Purchasers under the Milestone Agreement;

•	our success in establishing strategic business collaborations or other sales or licensing of assets, and the timing and amount of any payments we might receive from any such transactions;

•	actions taken by the FDA and other regulatory authorities affecting Afrezza and our product candidates and competitive products;

•	the emergence of competing technologies and products and other market developments;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;

•	the level of our legal and litigation expenses; and

•	the costs of discontinuing projects and technologies, and/or decommissioning existing facilities, if we undertake any such activities.

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

In the event that sufficient additional funds are not obtained through strategic collaboration opportunities, sales of securities, funding facilities, licensing arrangements and/or asset sales on a timely basis, we may be required to reduce expenses through the delay, reduction or curtailment of our projects, or further reduction of costs for facilities and administration. Moreover, if we do not obtain such additional funds, there will continue to be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and up to total loss of investment to our stockholders and other security holders. As of the date hereof, we have not obtained a solvency opinion or otherwise conducted a valuation of our properties to determine whether our debts exceed the fair value of our property within the meaning of applicable solvency laws. If we are or become insolvent, holders of our common stock or other securities may lose the entire value of their investment.

We cannot provide assurances that changed or unexpected circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. There can be no assurances that we will be able to raise additional capital in sufficient amounts or on favorable terms, or at all. If we are unable to raise adequate additional capital when required or in sufficient amounts or on terms acceptable to us, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue an acquisition of our company at a price that may result in up to a total loss on investment for our stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all of our assets. In addition, if we default under the Facility Agreement, our senior secured lender, Deerfield, could foreclose on substantially all of our assets.

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

Our operating results have fluctuated in the past and are likely to do so in future periods. Some of the factors that could cause our operating results to fluctuate from period to period include the factors that will affect our funding requirements described above under “Risk Factors — We will need to raise additional capital to fund our operations, and there is substantial doubt about our ability to continue as a going concern.”

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

We may not be successful in our efforts to develop and commercialize our product candidates.*

We have sought to develop our product candidates through our internal research programs. All of our product candidates will require additional research and development and, in some cases, significant preclinical, clinical and other testing prior to seeking regulatory approval to market them. Accordingly, most of these product candidates will not be commercially available for a number of years, if at all. Further research and development on these programs will require significant financial resources. Given our limited financial resources and our focus on development and commercialization of Afrezza, we will not be able to advance these programs unless we are able to enter into collaborations with third parties to fund these programs or to obtain funding to enable us to continue these programs.

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

We have a history of operating losses, we expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

We have never been profitable or generated positive cash flow from cumulative operations to date. Historically, we have reported negative cash flow from operations other than for the nine months ended September 30, 2014, for the year ended December 31, 2014, and for the three months ended March 31, 2015 as a result of non-recurring payments from Sanofi. As of June 30, 2017, we had an accumulated deficit of $2.8 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of Afrezza. In connection with our quarterly assessment of impairment indicators and inventory valuation for the quarter ended December 31, 2015, we identified an impairment of our long-lived assets and inventory, which resulted in charges of $140.4 million and $36.1 million, respectively, in such quarter. In addition, under the amended Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin for calendar years 2017 through 2023 for an aggregate total remaining purchase price of €93.0 million at June 30, 2017. We may not have the necessary capital resources on hand in order to service this contractual commitment.

Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of June 30, 2017, we had stockholders’ deficit of $221.2 million. Our ability to achieve and sustain positive cash flow from operations and profitability depends heavily upon successfully commercializing Afrezza, and we cannot be sure when, if ever, we will generate positive cash flow from operations or become profitable.

We have a substantial amount of debt pursuant to the 2018 notes, 2019 notes, Tranche B notes and The Mann Group Loan Arrangement, and we may be unable to make required payments of interest and principal as they become due.*

As of June 30, 2017, we had $167.4 million principal amount of outstanding debt, consisting of:

•	$27.7 million principal amount of 2018 notes bearing interest at 5.75% per annum and maturing on August 15, 2018;

•	$45.0 million principal amount of 2019 notes bearing interest at 9.75% per annum, $10.0 million of which is due and payable in August 2017 (with an option for us to elect to further defer the payment of such principal amount from August 31, 2017 to October 31, 2017 if we meet certain conditions described in the Third Amendment), $15.0 million of which is due and payable in each of July 2018 and July 2019, and $5.0 million of which is due and payable in December 2019;

•	$15.0 million principal amount of Tranche B notes bearing interest at 8.75% per annum, $5.0 million of which is due and payable in each of May 2018 and 2019, and $5.0 million of which is due and payable in December 2019; and

•	$79.7 million principal amount of indebtedness under The Mann Group Loan Arrangement bearing interest at a fixed rate of 5.84% per annum due on January 5, 2020.

On June 27, 2017, we entered into an agreement with The Mann Group, pursuant to which the parties agreed to, among other things, (i) capitalize $10.7 million of accrued and unpaid interest as of June 30, 2017 under The Mann Group Loan Arrangement, resulting in such amount being classified as outstanding principal under The Mann Group Loan Arrangement, (ii) advance to us approximately $19.4 million, the remaining amount available for borrowing by us under The Mann Group Loan Arrangement after the foregoing capitalization of accrued and unpaid interest, and (iii) defer all interest payable on the outstanding principal under The Mann Group Loan Arrangement until July 1, 2018, unless such payments are otherwise permitted under the subordination agreement with Deerfield, and subject to further deferral pursuant to the terms of the subordination agreement with until our payment obligations to Deerfield have been satisfied in full. There are no additional funds available to borrow under The Mann Group Loan Arrangement. As of June 30, 2017, there was no accrued and unpaid interest under The Mann Group Loan Arrangement.

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the terms of our indebtedness when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2018 notes, or certain Major Transactions as defined in the Facility Agreement in respect of the 2019 notes and the Tranche B notes, the holders of the respective debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. The 2018 notes bear interest at the rate of 5.75% per year on the outstanding principal amount, payable in cash semiannually in arrears on February 15 and August 15 of each year. The 2019 notes bear interest at the rate of 9.75% per year on the outstanding principal amount and the Tranche B notes bear interest at the rate of 8.75% on the outstanding principal amount, with accrued interest on each payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. Outstanding loans under The Mann Group Loan Arrangement accrue interest at a rate of 5.84% per annum, due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, except that The Mann Group has agreed to defer interest payments until July 1, 2018 unless otherwise permitted by the subordination agreement with Deerfield, and such interest payments are subject to additional deferral beyond July 1, 2018 until our payment obligations to Deerfield have been satisfied in full. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2018 notes, 2019 notes, or Tranche B notes, or if we fail to repay or repurchase the 2018 notes, 2019 notes, Tranche B notes, or the loans under The Mann Group Loan Arrangement when required, we will be in default under the instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

The agreements governing our indebtedness contain covenants that we may not be able to meet and place restrictions on our operating and financial flexibility.*

Our obligations under the Facility Agreement, including any indebtedness under the 2019 notes and the Tranche B notes, and the Milestone Agreement are secured by substantially all of our assets, including our intellectual property, accounts receivables, equipment, general intangibles, inventory (excluding the insulin inventory) and investment property, and all of the proceeds and products of the foregoing. Our obligations under the Facility Agreement and the Milestone Agreement are also secured by a certain mortgage on our facility in Danbury, Connecticut. The Facility Agreement includes customary representations, warranties and covenants by us, including restrictions on our ability to incur additional indebtedness, grant certain liens, engage in certain mergers and acquisitions, make certain distributions and make certain voluntary prepayments. Events of default under the Facility Agreement include: our failure to timely make payments due under the 2019 notes or the Tranche B notes; inaccuracies in our representations and warranties to Deerfield; our failure to comply with any of our covenants under any of the Facility Agreement, Milestone Agreement or certain other related security agreements and documents entered into in connection with the Facility Agreement, subject to a cure period with respect to most covenants; our insolvency or the occurrence of certain bankruptcy-related events; certain judgments against us; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on our business; the acceleration of a specified amount of our indebtedness; our cash and cash equivalents, including amounts available to us under The Mann Group Loan Arrangement, falling below $25.0 million as of the last day of any fiscal quarter, or pursuant to the 2017 Facility Agreement Amendment, $10.0 million as of the last day of each month through October 31, 2017 and as of December 31, 2017 if certain conditions are met. If we fail to timely pay accrued interest under The Mann Group Loan Arrangement when required, we will be in default under The Mann Group Loan Arrangement. If one or more events of default under the Facility Agreement occurs and continues beyond any applicable cure period, the holders of the 2019 notes and Tranche B notes may declare all or any portion of the 2019 notes and Tranche B notes to be immediately due and payable. The Milestone Agreement includes customary representations and warranties and covenants by us, including restrictions on transfers of intellectual property related to Afrezza. The milestones are subject to acceleration in the event we transfer our intellectual property related to Afrezza in violation of the terms of the Milestone Agreement.

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

Healthcare legislation may make it more difficult to receive revenues.*

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably. For example, in March 2010, PPACA became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the healthcare industry. Among the provisions of PPACA of importance to us are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	a 2.3% medical device excise tax on certain transactions, including many U.S. sales of medical devices, which currently includes and we expect will continue to include U.S. sales of certain drug-device combination products, which was suspended for calendar years 2016 and 2017;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively;

•	a licensure framework for follow-on biological products;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report annually to the Centers for Medicare & Medicaid Services (“CMS”) certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any “payments or transfers of value” made or distributed to prescribers, teaching hospitals and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year;

•	a new requirement to annually report drug samples that certain manufacturers and authorized distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

The medical device excise tax has been suspended by the Consolidated Appropriations Act of 2016 (the “CAA”) through December 31, 2017. Absent further Congressional action, the excise tax will be reinstated for medical device sales beginning January 1, 2018. The CAA also temporarily delays implementation of other taxes intended to help fund PPACA programs.

Further, there have been judicial and Congressional challenges to other aspects of PPACA. As a result there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the PPACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The U.S. House of Representatives passed legislation known as the American Health Care Act of 2017 in May 2017. More recently, the Senate Republicans have released and then updated a draft bill known as the Better Care Reconciliation Act of 2017. Each of these Congressional proposals would repeal and replace certain aspects of the PPACA if ultimately enacted. The Senate Republicans have also contemplated legislation to repeal the PPACA without companion legislation to replace it. The prospects for enactment of these legislative initiatives remain uncertain. Further, Congress also could consider other legislation to replace elements of the PPACA. We continue to evaluate the potential effect of the possible repeal and replacement of the PPACA may have on our business.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. A material weakness in our internal controls has been identified in the past, and we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business, financial condition and the market price of our common stock and other securities.

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

We and certain of our executive officers and directors have been named as defendants in ongoing securities lawsuits that could result in substantial costs and divert management’s attention.*

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the District Court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of our officers and directors. The complaints alleged that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of MannKind’s common stock. The plaintiffs are seeking monetary damages. In November 2016, the court in Israel dismissed one of the actions without prejudice. In the remaining action, the district court has been asked to determine whether Israeli or U.S. law is applicable before the case can be certified as a class action but has not yet ruled on the issue. We intend to vigorously defend against these claims. If we are not successful in our defense, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if such claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

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

Our stock price is volatile and may affect the market price of our common stock and other securities.*

Between January 1, 2014 and June 30, 2017, our closing stock price as reported on The NASDAQ Global Market has ranged from $0.71 to $54.80, adjusted for the reverse stock split that occurred during this period; in unadjusted terms, the range over this period was $0.14 to $10.96. The trading price of our common stock is likely to continue to be volatile. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue.

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

If we fail to continue to meet all applicable listing requirements, our common stock may be delisted from The NASDAQ Global Market, which could have an adverse impact on the liquidity and market price of our common stock.*

Our common stock is currently listed on The NASDAQ Global Market, which has qualitative and quantitative listing criteria. If we are unable to meet any of the NASDAQ listing requirements in the future, such as the corporate governance requirements, the minimum closing bid price requirement, or the minimum market value of listed securities requirement, NASDAQ could determine to delist our common stock. A delisting of our common stock could adversely affect the market liquidity of our common stock, decrease the market price of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and result in the loss of confidence in our company. On September 14, 2016, we received notice from the Listing Qualifications Department of the NASDAQ Stock Market indicating that, for the previous 30 consecutive business days, the bid price for our common stock closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Global Market. The notification letter stated that we would be afforded 180 calendar days, or until March 13, 2017, to regain compliance with the minimum bid price requirement. In order to regain compliance, on March 1, 2017, our board of directors and stockholders approved the Charter Amendment to effect the Reverse Stock Split. On March 3, 2017, our common stock began trading on The NASDAQ Global Market on a split-adjusted basis at a ratio of 1 share for 5. On March 16, 2017, we received a letter from the Nasdaq Stock Market indicating that we had regained compliance with the $1.00 minimum closing bid price requirement. Since effecting the Reverse Stock Split, the market price per share of our common stock has closed below $1.00 on multiple occasions. There can be no assurance that the market price per share of our common stock will remain in excess of the $1.00 minimum closing bid price requirement in the future.

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

The future sale of our common stock, the exchange or conversion of our 2018 notes into common stock or the exercise of our warrants for common stock could negatively affect the market price of our common stock and other securities.*

As of August 1, 2017, we had 104,682,717 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise the issuance of additional shares of our common stock upon the exchange or conversion of some or all of our 2018 notes, 2019 notes, Tranche B notes or upon the exercise of outstanding warrants, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes and warrants may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

We have a limited number of unreserved shares available for future issuance, which may impair our ability to conduct future financing and other transactions.*

Our amended and restated certificate of incorporation, as amended on March 1, 2017 to effect the Reverse Stock Split, currently authorizes us to issue up to 140,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of August 1, 2017, we had a total of 104,682,717 shares of common stock that were authorized but unissued, and we have currently reserved a significant number of these shares for future issuance pursuant to outstanding equity awards, outstanding warrants, our equity plans and our 2018 notes. As a result, our ability to issue shares of common stock other than pursuant to existing arrangements will be limited until such time, if ever, that we are able to amend our amended and restated certificate of incorporation to further increase our authorized shares of common stock or shares currently reserved for issuance otherwise become available (for example, due to the termination of the underlying agreement to issue the shares).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As previously disclosed in our Quarterly Report on Form 10-Q (filed on May 10, 2015), on May 5, 2017, we executed an office lease with Russell Ranch Road II LLC to lease approximately 64,300 square feet of office space located at 30930 Russell Ranch Road, Suite 301, Westlake Village, CA 91362 for our corporate headquarters. The office lease commences on the earlier of (i) the date the Company commences business from the leased space or (ii) the later of the date of substantial completion of the build-out by the landlord or August 1, 2017. The lease requires monthly payments of $40,951, increased by 3% annually, plus the estimated cost of maintaining the property by the landlord. The lease expires 65 months from the commencement date and provides us with a five year renewal option.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 9, 2016).

3.2	Certificate of Amendment of Amended and Restated Certificate of incorporation of MannKind Corporation (incorporated by reference to Exhibit 3.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on March 2, 2017).

3.3	Amended and Restated Bylaws (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on November 19, 2007).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

4.3	Form of 9.75% Senior Secured Convertible Promissory Note due 2019 (incorporated by reference to MannKind’s current report on Form 8-K (File No. 000-50865), filed with the SEC on July 1, 2013).

4.4	Form of Amended and Restated 9.75% Senior Secured Convertible Promissory Note due 2019 (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 3, 2014).

4.5	Form of Tranche B Senior Secured Note due 2019 (incorporated by reference to Exhibit 4.8 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50856), filed with the SEC on May 12, 2014).

4.6	Milestone Rights Purchase Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 1, 2013).

4.7	Guaranty and Security Agreement, dated as of July 1, 2013, by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 1, 2013).

4.8	Facility Agreement, dated as of July 1, 2013, by and among MannKind Corporation, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 1, 2013).

4.9	First Amendment to Facility Agreement and Registration Rights Agreement, dated as of February 28, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 3, 2014).

Exhibit Number	Description of Document

4.10	Second Amendment to Facility Agreement and Registration Rights Agreement, dated as of August 11, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 4.14 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 10, 2014).

4.11	Indenture, by and between MannKind and U.S. Bank (as successor trustee to Wells Fargo, N.A., dated August 10, 2015 (incorporated by reference to Exhibit 4.18 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 10, 2015).

4.12	Form of 5.75% Convertible Senior Subordinated Exchange Note due 2018 (included in Exhibit 4.18 as Exhibit A thereto) (incorporated by reference to Exhibit 4.19 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 10, 2015).

4.13	Form of Warrant to Purchase Common Stock issued November 16, 2015 (incorporated by reference to Exhibit 4.17 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 15, 2016).

4.14	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 10, 2016).

4.15	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 10, 2016).

4.16	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 10, 2016).

10.1*	Form of Change of Control Agreement (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on April 7, 2017).

10.2	Exchange Agreement, dated April 18, 2017, by and among MannKind Corporation, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on April 19, 2017).

10.3	Office Lease, dated May 5 2017, by and between MannKind and Russell Ranch Road II LLC.

10.4	Agreement, dated June 27, 2017, by and between MannKind and The Mann Group LLC (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on June 29, 2017).

10.5	Exchange and Third Amendment to Facility Agreement, dated June 29, 2017 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on June 29, 2017).

10.6*	Offer Letter Agreement, dated July 12, 2017, by and between MannKind and Steven Binder (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 17, 2017).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(b) and 15d-14(b) of the Securities Exchange Act of 1934, as amended and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

*	Indicates management contract or compensatory plan

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2017	MANNKIND CORPORATION

	By:	/s/ MICHAEL CASTAGNA
Michael Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ STEVEN BINDER
Steven Binder
Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)