Form 10-Q
period 2017-09-30
MANNKIND CORP
filed 2017-11-07
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number: 000-50865

MannKind Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3607736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30930 Russell Ranch Road, Suite 301 Westlake Village, California	91362
(Address of principal executive offices)	(Zip Code)

(818) 661-5000

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

As of October 31, 2017, there were 117,147,107 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2017

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)(In thousands, except par value and share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$20,092	$22,895
Accounts receivable, net	1,804	302
Receivable from Sanofi	—	30,557
Inventory	3,129	2,331
Asset held for sale	—	16,730
Deferred costs from commercial product sales	543	309
Prepaid expenses and other current assets	3,061	4,364
Total current assets	28,629	77,488
Property and equipment - net	27,374	28,927
Other assets	480	648
Total assets	$56,483	$107,063

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,283	$3,263
Accrued expenses and other current liabilities	12,492	7,937
Facility financing obligation	57,942	71,339
Deferred revenue - net	3,021	3,419
Deferred payments from collaboration - current	250	1,000
Recognized loss on purchase commitments - current	12,480	5,093
Total current liabilities	91,468	92,051
Note payable to principal stockholder	79,666	49,521
Accrued interest - note payable to principal stockholder	1,173	9,281
Senior convertible notes	27,657	27,635
Recognized loss on purchase commitments - long term	99,769	95,942
Deferred payments from collaboration - long term	563	—
Warrant liability	—	7,381
Milestone rights liability and other liabilities	7,202	8,845
Total liabilities	307,498	290,656
Commitments and contingencies (Note 11)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value - 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value - 140,000,000 shares authorized, 104,707,116 and 95,680,831 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,047	957
Additional paid-in capital	2,570,072	2,553,039
Accumulated other comprehensive loss	(20)	(24)
Accumulated deficit	(2,822,114)	(2,737,565)
Total stockholders' deficit	(251,015)	(183,593)
Total liabilities and stockholders' deficit	$56,483	$107,063

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Net revenue - commercial product sales	$1,981	$573	$4,726	$573
Net revenue - collaboration	62	161,781	187	161,781
Revenue - other	—	—	2,302	—
Total revenues	2,043	162,354	7,215	162,354
Expenses:
Cost of goods sold	4,575	4,394	12,210	12,912
Product costs - collaboration	—	22,742	—	22,742
Research and development	4,361	3,917	10,611	13,357
Selling, general and administrative	17,725	13,135	51,681	31,595
Property and equipment impairment	92	—	203	695
Loss on foreign currency translation	3,684	1,012	12,077	3,035
Gain on purchase commitment	(215)	(1,075)	(215)	(1,075)
Total expenses	30,222	44,125	86,567	83,261
(Loss) income from operations	(28,179)	118,229	(79,352)	79,093
Other income (expense):
Change in fair value of warrant liability	(1,289)	13,185	5,488	7,879
Interest income	65	28	178	70
Interest expense on notes	(2,310)	(4,166)	(7,438)	(12,567)
Interest expense on note payable to principal stockholder	(1,173)	(729)	(2,608)	(2,172)
Loss on extinguishment of debt	—	—	(830)	—
Other (expense) income	—	(27)	13	(613)
Total other (expense) income	(4,707)	8,291	(5,197)	(7,403)
(Loss) income before benefit for income taxes	(32,886)	126,520	(84,549)	71,690
Income tax benefit	—	—	—	—
Net (loss) income	$(32,886)	$126,520	$(84,549)	$71,690
Net (loss) income per share - basic	$(0.31)	$1.32	$(0.84)	$0.79
Net (loss) income per share - diluted	$(0.31)	$1.31	$(0.84)	$0.79
Shares used to compute basic net (loss) income per share	104,703	95,627	100,136	90,838
Shares used to compute diluted net (loss) income per share	104,703	96,549	100,136	90,873

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(32,886)	$126,520	$(84,549)	$71,690
Other comprehensive income (loss):
Cumulative translation gain (loss)	1	—	4	(1)
Comprehensive (loss) income	$(32,885)	$126,520	$(84,545)	$71,689

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(84,549)	$71,690
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation, amortization and accretion	2,707	3,097
Stock-based compensation expense	3,763	4,130
Loss on extinguishment of debt	830	—
Gain on disposal of property and equipment	(24)	—
Loss on foreign currency translation	12,077	3,035
Gain on purchase commitments	(215)	(1,075)
Interest incurred through borrowings under Sanofi Loan Facility	—	4,125
Interest on note payable to principal stockholder	2,608	2,172
Warrant issuance cost	—	653
Change in fair value of warrant liability	(5,488)	(7,879)
Other, net	247	717
Changes in operating assets and liabilities:
Accounts receivable, net	(1,502)	(3,114)
Receivable from Sanofi	30,557	—
Inventory	(798)	(5,124)
Deferred costs from collaboration	—	13,539
Deferred costs from commercial product sales	(234)	(279)
Prepaid expenses and other current assets	1,303	(516)
Other assets	166	307
Accounts payable	2,099	(10,288)
Accrued expenses and other current liabilities	2,889	6,575
Deferred sales from collaboration	—	(17,503)
Deferred payments from collaboration	(187)	(135,056)
Deferred revenue, net	(398)	2,014
Recognized loss on purchase commitments	(648)	3,442
Net cash used in operating activities	(34,797)	(65,338)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,144)
Net proceeds from sale of asset held for sale	16,651	—
Proceeds from sale of property and equipment	24	17
Net cash provided by (used in) investing activities	16,675	(1,127)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	772
Proceeds from direct placement	—	50,000
Issuance cost associated with direct placement	—	(2,690)
Principal payments on facility financing obligation	(4,000)	(5,000)
Borrowings on note payable to principal stockholder	19,429	—
Payment of employment taxes related to vested restricted stock units	(110)	(161)
Net cash provided by financing activities	15,319	42,921
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,803)	(23,544)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,895	59,074
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,092	$35,530
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash, net of amounts capitalized	$6,373	$7,198
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Repayment of facility financing obligation through issuance of common stock	$11,000	$—
Capitalization of interest on note payable to principal stockholder	$10,716	$—
Reclassification of warrant liability to additional paid-in capital	$1,893	$—
Reclassification of deferred payments from collaboration to Sanofi Loan Facility and loss share obligation	$—	$4,713

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2017 may not be indicative of the results that may be expected for the full year.

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

Business — MannKind is a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for diseases such as diabetes and pulmonary arterial hypertension. The Company’s only approved product, Afrezza (insulin human [rDNA origin]) inhalation powder, is a rapid-acting inhaled insulin that was approved by the U.S. Food and Drug Administration (the “FDA”) on June 27, 2014 to improve glycemic control in adults with diabetes. Afrezza became available by prescription in U.S. retail pharmacies in February 2015.  Pursuant to a license and collaboration agreement (the “Sanofi License Agreement”) between the Company and Sanofi-Aventis U.S. LLC (“Sanofi”). Sanofi was responsible for global commercial, regulatory and development activities associated with Afrezza from August 2014 to April 2016.  After a transition period during which Sanofi continued to fulfill orders for Afrezza, the Company began distributing MannKind-branded Afrezza to wholesalers in July 2016.  During the second half of 2016, the Company utilized a contract sales organization to promote Afrezza while the Company focused its internal resources on establishing a channel strategy, entering into distribution agreements and developing co-pay assistance programs, a voucher program, data agreements and payor relationships. In early 2017, the Company recruited its own specialty sales force to promote Afrezza to endocrinologists and certain high-prescribing primary care physicians. The Company’s current strategy for future commercialization of Afrezza outside of the United States, subject to receipt of the necessary foreign regulatory approvals, is to seek and establish regional partnerships in foreign jurisdictions where there are appropriate commercial opportunities.

The Company has never been profitable or generated positive cash flow from cumulative operations to date. Historically, the Company has reported negative cash flow from operations other than for the nine months ended September 30, 2014, for the year ended December 31, 2014, and for the three months ended March 31, 2015 and 2017 as a result of non-recurring payments from Sanofi. As of September 30, 2017, the Company had an accumulated deficit of $2.8 billion.

At September 30, 2017, the Company’s capital resources consisted of cash and cash equivalents of $20.1 million. The Company expects to continue to incur significant expenditures to support commercial manufacturing, sales and marketing of Afrezza and the development of product candidates in the Company’s pipeline. The facility agreement (the “Facility Agreement”) with Deerfield Private Design Fund II, L.P. (“Deerfield Private Design Fund”) and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) that resulted in the issuance of 9.75% Senior Convertible Notes due 2019 (“2019 notes”) and the First Amendment to Facility Agreement and Registration Rights Agreement (the “First Amendment”) that resulted in the issuance of an additional tranche of 8.75% Senior Convertible Notes due 2019 (“Tranche B notes”) (see Note 6 — Borrowings) requires the Company to maintain at least $25.0 million in cash and cash equivalents or available borrowings under the loan arrangement, dated as of October 2, 2007, between the Company and The Mann Group LLC (“The Mann Group”) (as amended, restated, or otherwise modified as of the date hereof, “The Mann Group Loan Arrangement”), as of the last day of each fiscal quarter. On June 29, 2017, the Company entered into an Exchange and Third Amendment to the Facility Agreement (the “Third Amendment”) with Deerfield which, among other things, amended such financial covenant to provide that, if certain conditions are met, then the obligation to maintain at least $25.0 million in cash as of the end of each quarter will be reduced to $10.0 million as of August 31, 2017, September 30, 2017, October 31, 2017 and December 31, 2017 (see Note 6 — Borrowings). The Company had no available borrowings under The Mann Group Loan Arrangement as of September 30, 2017.

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

On March 1, 2017, following stockholder approval, the Company’s board of directors approved a 1-for-5 reverse stock split of its outstanding common stock. On March 1, 2017, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to effect the 1-for-5 reverse stock split of the Company’s outstanding common stock (the “Reverse Stock Split”) and to reduce the authorized number of shares of the Company’s common stock from 700,000,000 to 140,000,000 shares. The Company’s common stock began trading on the NASDAQ Global Market on a split-adjusted basis when the market opened on March 3, 2017. As a result, all common stock share amounts included in these condensed consolidated financial statements have been retroactively reduced by a factor of five, and all common stock per share amounts have been increased by a factor of five, with the exception of the Company’s common stock par value.

On April 18, 2017, the Company entered into an Exchange Agreement with Deerfield resulting in the cash repayment of $4.0 million under the Tranche B notes and the conversion of $1.0 million and $5.0 million of the Tranche B notes and the 2019 notes, respectively, into shares of common stock. On June 29, 2017, the Company entered into the Third Amendment with Deerfield resulting in the conversion of $5.0 million of the 2019 notes into shares of common stock and deferment of the payment of $10.0 million of principal amount of the 2019 notes due July 18, 2017 to October 31, 2017, which was further deferred to January 18, 2018 (see Note 6 —Borrowings and Note 15 – Subsequent Events).

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

Reclassifications — Certain amounts from previous periods have been reclassified to conform to the 2017 presentation. Specifically, the Company reclassified property and equipment impairment, loss on foreign currency translation and gain on purchase commitments from the previously reported classification of cost of goods sold to separate line items on the condensed consolidated statement of operations. In the condensed consolidated statement of cash flows, the Company reclassified the gain on purchase commitments from the change in recognized loss on purchase commitments.

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

Revenue Recognition — Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. When the accounting requirements for revenue recognition are not met, the Company defers the recognition of revenue by recording deferred revenue on the condensed consolidated balance sheets until such time that all criteria are met. To date, the Company has had revenue from commercial sales of Afrezza, collaborations, sale of intellectual property and bulk insulin sales, which are described more fully below.

Revenue Recognition – Net Revenue – Commercial Product Sales – The Company currently sells Afrezza through two channels: wholesale distributors and specialty pharmacies as further described below. The Company provides the right of return for unopened product for a period beginning six months prior to and ending twelve months after its expiration date. This right of return is provided to (1) the Company’s wholesale distributors and, through them, to its retail pharmacy customers, and (2) to its specialty pharmacies.  Once the product has been prescribed and dispensed to the patient, any right of return ceases to exist.

Sales of Afrezza through Wholesale Distributors - Between July 1, 2016 and December 15, 2016, the Company sold Afrezza to Integrated Commercialization Solutions Direct (“ICS”) and title and risk of loss transferred to ICS upon shipment. After December 15, 2016, ICS became a third party logistics provider and stopped taking title and risk of loss upon shipment of Afrezza to ICS. The Company sells Afrezza in the United States to wholesale pharmaceutical distributors through ICS, and ultimately to retail pharmacies, which are collectively referred to as “customers”.

Given the Company’s limited sales history for Afrezza, through wholesale distributors, the Company cannot currently reliably estimate expected returns of the product at the time of shipment into the distribution channel. Accordingly, the Company defers recognition of revenue on Afrezza product shipments through wholesale distributors until the right of return no longer exists, which occurs at the earlier of the time Afrezza is dispensed from pharmacies to patients or expiration of the right of return. Deferred revenue is presented net of deferred product sales discounts which are further described in Gross-to-net Adjustments below. The Company recognizes revenue for wholesale distributors based on Afrezza patient prescriptions dispensed as estimated by syndicated data provided by a third party. The Company also analyzes additional data points to ensure that such third-party data is reasonable, including data related to inventory movements within the channel and ongoing prescription demand.

Sales of Afrezza through Specialty Pharmacies - During the three months ended September 30, 2017, the Company began selling Afrezza to a network of specialty pharmacies. Specialty pharmacies generally purchase product on demand.  Title and risk of loss passes to the specialty pharmacies at shipment and our estimated returns are minimal.  Therefore, the Company recognizes revenue for sales through specialty pharmacies at the time the product is shipped to the specialty pharmacies, net of Gross-to-net Adjustments as described below. For the three and nine months ended September 30, 2017 the amount of revenue recognized from sales to specialty pharmacies was de minimis.

Net revenue from commercial product sales consisted of $2.0 million and $4.7 million of net sales of Afrezza, for the three and nine months ended September 30, 2017, respectively. As of September 30, 2017 and December 31, 2016, the ending balances for net deferred revenue, were $3.0 million and $3.4 million, on the Company’s condensed consolidated balance sheets which are presented net of $1.1 million and $0.8 million in gross-to-net revenue adjustments, respectively. The December 31, 2016 deferred revenue balance includes $1.7 million of bulk insulin sales which is described more fully under the heading Revenue Recognition – Revenue – Other below. For the three and nine months ended September 30, 2017, shipments to three wholesale distributors represented 92% of total shipments.

Gross-to-net Adjustments – Estimated gross-to-net adjustments for Afrezza include wholesaler distribution fees, prompt pay discounts, estimated rebates and chargebacks and patient discount and co-pay assistance programs, and are based on estimated amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of the Company’s agreements with its customers and the levels of inventory within the distribution and retail channels that may result in future rebates or discounts taken. In certain cases, such as patient support programs, the Company recognizes the cost of patient discounts as a reduction of revenue based on estimated utilization. If actual future results vary, the Company may need to adjust these estimates, which could have an effect on product revenue in the period of adjustment. The Company records product sales deductions in the condensed consolidated statements of operations at the time product revenue is recognized. Gross-to-net adjustments were approximately $0.9 million and $2.4 million, which represents 30% and 33% of gross revenue from product sales for the three and nine months ended September 30, 2017, respectively. Gross-to-net items that are unpaid at the end of each period are presented in accrued expense and other current liabilities.

Wholesaler Distribution Fees – The Company pays distribution fees to certain wholesale distributors based on contractually determined rates. The Company accrues the distribution fees on shipment to the respective wholesale distributors and recognizes the distribution fees as a reduction of revenue in the same period the related revenue is recognized.

Prompt Pay Discounts – The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. The Company accounts for cash discounts by reducing accounts receivable and deferred revenue by the prompt pay discount amount (at the time of shipment to the wholesale distributor). The Company recognizes cash discounts as a reduction of revenue in the same period the related revenue is recognized.

Rebates and Chargebacks – The Company participates in federal and state government-managed Medicare and Medicaid programs and, as such, is required to provide rebates under these programs. Chargebacks are discounts that occur when contracted customers purchase directly from an intermediary wholesale purchaser. Contracted customers, which currently consist primarily of Federal government entities purchasing off the Federal Supply Schedule, generally purchase the product at its contracted price, plus a mark-up from the wholesaler or specialty pharmacy. The wholesaler/specialty pharmacy, in-turn, charges back to the Company the difference between the price initially paid by the wholesaler/specialty pharmacy and the contracted price paid to the wholesaler/specialty pharmacy by the customer.

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

Revenue Recognition — Revenue —  Other consists of revenue from bulk insulin sales and the sale of intellectual property to Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun”), which is accounted for under the multiple-deliverable revenue recognition guidance and more fully described in Note 8— Sale of Intellectual Property. Revenue from bulk insulin sales are recognized after delivery and customer acceptance of the bulk insulin. When the accounting requirements for revenue recognition of bulk insulin sales are not met, the Company defers recognition of revenue until such time that all criteria are met. The ending balance in deferred revenue related to bulk insulin sales was approximately $1.7 million as of December 31, 2016. There was no deferred revenue related to bulk insulin sales as of September 30, 2017.

Cost of Goods Sold — Cost of goods sold includes the costs related to Afrezza product dispensed by pharmacies to patients as well as excess-capacity labor and overhead costs and inventory write-offs, which are recorded as expenses in the period in which they are incurred, rather than as a portion of the inventory cost.

Accounts Receivable and Allowances — Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. If the Company estimates that inventory that has been shipped to wholesale distributors will be returned for credit because there is risk of product expiration, the Company reduces deferred revenue and increases the allowance for returns for such inventory. As of September 30, 2017 and December 31, 2016, the allowance for returns was de minimis.  As of September 30, 2017 and December 31, 2016, there was no allowance for doubtful accounts. As of September 30, 2017 and December 31, 2016, the Company had three wholesale distributors representing approximately 92% and 95% of gross accounts receivable, respectively.

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

Leases – When determining lease terms, the Company begins with the point at which the Company obtains control and possession of the leased property. The Company records rent expense for leases that contain scheduled rent increases on a straight-line basis over the lease term.

Recognized Loss on Purchase Commitments — The Company assesses whether losses on long term purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for the future purchases are recognized unless recoverable. When making the assessment, the Company also considers whether it is able to renegotiate with its vendors. The recognized loss on purchase commitments is reduced as inventory items are received.  If, subsequent to an accrual, a purchase commitment is successfully renegotiated, the gain is recognized in the Company’s condensed consolidated statement of operations. No new contracts were identified in 2017 or 2016 that required a new loss on purchase commitment accrual.

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

Warrants —The Company accounts for its warrants as either equity or liabilities based upon the characteristics and provisions of each instrument and evaluation of sufficient authorized shares available to satisfy the obligations. Warrants classified as derivative liabilities are recorded on the Company’s condensed consolidated balance sheets at their fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized in the condensed consolidated statements of operations. The Company estimates the fair value of its derivative liabilities using a third party valuation analysis that utilizes a Monte Carlo pricing valuation model and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as expected volatility, expected life, yield, and risk-free interest rate. Warrants classified as equity are recorded within additional paid-in capital at the issuance date and are not re-measured in subsequent periods, unless the underlying assumptions change to trigger liability accounting.

Net Income or Loss Per Share of Common Stock — Basic net income or loss per share excludes dilution for potentially dilutive securities and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share reflects the potential dilution under the treasury method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For periods where the Company has presented a net loss, potentially dilutive securities are excluded from the computation of diluted net loss per share as they would be anti-dilutive.

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

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue when promised goods or services to customers. The standard requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued additional ASUs which clarified certain aspects of the new guidance.

The Company will adopt the new guidance for the year beginning January 1, 2018. The Company has the option to either apply the new guidance retrospectively for all prior reporting periods presented (full retrospective) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective). The Company currently anticipates it will apply the new guidance using the modified retrospective approach with the cumulative effect of initial application recognized as of January 1, 2018. The Company plans to continue analyzing the potential impacts of the application throughout 2017.

Currently, for commercial sales of Afrezza to wholesalers, the Company has limited sales and returns history, and as such is unable to reliably estimate expected returns of the product at the time of delivery into the distribution channel. Accordingly, the Company defers recognition of revenue on Afrezza product deliveries to wholesalers until the right of return no longer exists, which occurs at the earliest of the time Afrezza is dispensed from pharmacies to patients or expiration of the right of return. For deliveries to wholesalers, the Company recognizes revenue based on Afrezza patient prescriptions dispensed, a sell-through model, as estimated by syndicated data provided by a third party. The Company also analyzes additional data points to ensure that such third-party data is reasonable, including data related to inventory movements within the channel and ongoing prescription demand.

Upon adoption of the new guidance, the Company expects that it will move from its current sell-through model to a sell-to model for revenue related to commercial sales of Afrezza to wholesalers and will record revenue at the time title and risk of loss passes to its distributors (generally at delivery to the distributors) along with an estimate of potential returns as variable consideration. The Company also anticipates that its ability to estimate potential returns will improve with an additional three months of sales history that it will have obtained by January 1, 2018.

For sales of Afrezza to specialty pharmacies, the Company currently recognizes revenue at the time of shipment because specialty pharmacies generally purchase on demand and our estimated returns are minimal. The Company does not expect a material impact upon adoption for sales to specialty pharmacies.

Additionally, the Company has historically entered into collaborative agreements with third parties under which periodic payments have been received. Revenue recognition for certain payments received have been deferred until the price is fixed and determinable. Further, revenue for certain payments to be received in the future has been prohibited from recognition until received. The Company expects that some of these amounts will be considered variable consideration and may be able to be recognized earlier under the new guidance.

The financial impact upon the adoption will be dependent upon a number of factors, including the amount of revenue that has been deferred under the sell-through model for Afrezza, the amount of the revenue deferred under collaborative arrangements and the Company’s estimate of variable consideration at December 31, 2017. The Company is currently performing analysis of the inputs, assumptions and methodologies that will be used to recognize revenue related to variable consideration under the new guidance.  For example, the Company expects to use an expected value approach to determine its reserve for Afrezza returns and because of the limited returns that the Company has experienced to-date, the Company may use a combination of its returns experience, data regarding the level of inventory remaining in the channel and the period to expiry, and applicable pharmaceutical industry returns data as inputs into the expected value approach.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update is intended to improve the recognition and measurement of financial instruments. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard is not expected to materially impact the Company’s condensed consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard seeks to reduce diversity in practice related to the classification of certain transactions in the statement of cash flows. For public business entities, the amendments in this standard are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The adoption of this standard is not expected to materially impact the Company’s condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash and restricted cash equivalents. ASU 2016-08 is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods, using a retrospective transition method to each period presented. The adoption of this standard is not expected to materially impact the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted.  The Company early adopted ASU 2017-01 in the first quarter of 2017, and it did not result in a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU reduces both diversity in practice and cost and complexity when applying ASC 718 to a change in the terms or conditions of a share-based payment award. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted.  The adoption of this standard is not expected to materially impact the Company’s condensed consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings per Share (Topic 260) and Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Provisions. This ASU addresses the complexity and cost of accounting for certain financial instruments with down round features that require fair value measurement of the entire instrument or conversion option and requires entities that present earnings per share in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, including interim periods within those periods. The adoption of this standard is not expected to materially impact the Company’s condensed consolidated financial statements.

2. Inventory

Inventory consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$345	$—
Work-in-process	2,329	2,120
Finished goods	455	211
Total inventory	$3,129	$2,331

Work-in-process and finished goods as of September 30, 2017 and December 31, 2016 primarily include conversion costs because the materials used in its production were previously written off. During the three and nine months ended September 30, 2017, the Company recorded a write-down of inventory of approximately $0.3 million and $1.8 million, respectively, for inventory that was forecasted to become obsolete due to expiration which is recorded in costs of goods sold in the accompanying condensed consolidated statements of operations.

3. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Useful
	Life (Years)	September 30, 2017	December 31, 2016
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	34,957	34,957
Machinery and equipment	3-15	62,768	62,992
Furniture, fixtures and office equipment	5-10	3,556	3,556
Computer equipment and software	3	8,531	8,531
Construction in progress	—	—	202
		128,076	128,502
Less accumulated depreciation		(100,702)	(99,575)
Total property and equipment, net		$27,374	$28,927

Depreciation expense related to property and equipment for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation expense	$454	$597	$1,350	$1,775

Management evaluated certain equipment that was not yet in service and determined that since the equipment was not being used and there was no current estimated date for installation and therefore no future cash flows associated with the equipment, a write-down of construction in progress of approximately $0.1 million and $0.2 million was recorded during the three and nine months ended September 30, 2017, respectively.  An impairment of $0.7 million was charged to the individual asset groups for the nine months ended September 30, 2016.

On January 6, 2017, the Company and Rexford Industrial Realty, L.P. (“Rexford”) entered into an Agreement of Purchase and Sale and Joint Escrow Instructions (the “Purchase Agreement”), pursuant to which the Company agreed to sell and Rexford agreed to purchase certain parcels of real estate owned by the Company in Valencia, California and certain related improvements, personal property, equipment, supplies and fixtures (collectively, the “Property”) for $17.3 million. This asset in the amount of $16.7 million was classified as held for sale as of December 31, 2016. The sale and purchase of the Property for $17.3 million pursuant to the terms of the Purchase Agreement, as amended, was completed on February 17, 2017. Net proceeds were $16.7 million after deducting broker’s commission and other fees of approximately $0.6 million paid by the Company. Net proceeds received approximated the carrying value of the asset held for sale.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Salary and related expenses	$6,432	$3,814
Current portion of milestone rights liability	1,643	—
Professional fees	1,063	875
Discounts and allowances for commercial product sales	1,239	754
Sales and marketing services	797	144
Restructuring	362	1,376
Accrued interest	234	619
Other	722	355
Accrued expenses and other current liabilities	$12,492	$7,937

5. Related-Party Arrangements

In October 2007, the Company entered into The Mann Group Loan Arrangement, which has been amended from time to time. On October 31, 2013, the promissory note underlying The Mann Group Loan Arrangement, described in the Company’s condensed consolidated balance sheets as Note Payable to Principal Stockholder, was amended to, among other things, extend the maturity date of the loan to January 5, 2020, extend the date through which the Company can borrow under The Mann Group Loan Arrangement to December 31, 2019, increase the aggregate borrowing amount under The Mann Group Loan Arrangement from $350.0 million to $370.0 million and provide that repayments or cancellations of principal under The Mann Group Loan Arrangement will not be available for reborrowing.

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

As of September 30, 2017 and December 31, 2016, the total principal amount outstanding under The Mann Group Loan Arrangement was $79.7 million and $49.5 million, respectively. As of September 30, 2017, and December 31, 2016, the Company had accrued unpaid interest related to the above note of $1.2 million and $9.3 million, respectively. Interest expense on the Company’s note payable to the Company’s principal stockholder for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest expense on note payable to principal stockholder	$1,173	$729	$2,608	$2,172

In May 2015, the Company entered into a sublease agreement with the Alfred Mann Foundation for Scientific Research (the “Mann Foundation”), a California not-for-profit corporation. The lease was for approximately 12,500 square feet of office space in Valencia, California, which expired in April 2017 and was renewed on a month-to-month basis at a rate of $20,000 per month until August 31, 2017 when the Company moved into its new corporate headquarters (see Note 11 — Commitments and Contingencies). Lease payments to the Mann Foundation for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Lease payments	$40	$67	$161	$200

The Company has entered into indemnification agreements with each of its directors and executive officers, in addition to the indemnification provided for in its amended and restated certificate of incorporation and amended and restated bylaws (see Note 11 — Commitments and Contingencies).

6. Borrowings

Borrowings consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Facility Financing Obligation (2019 Notes)
Principal amount	$60,000	$75,000
Unamortized debt discount	(2,058)	(3,661)
Net carrying amount	$57,942	$71,339
Senior Convertible Notes (2018 notes)
Principal amount	$27,690	$27,690
Unamortized premium	244	426
Unaccreted debt issuance costs	(277)	(481)
Net carrying amount	$27,657	$27,635
Note payable to principal stockholder - net carrying amount	$79,666	$49,521

On October 23, 2017 the Company entered into an exchange agreement with the holders of the 2018 notes and a Fourth Amendment to the Facility Agreement as further discussed in Note 15- Subsequent Events. The information in this note has not been updated for these subsequent events.

Facility Financing Obligation (2019 Notes) – On April 18, 2017, the Company entered into an Exchange Agreement with Deerfield pursuant to which the Company agreed to, among other things, (i) repay $4.0 million principal amount under the Tranche B notes; (ii) exchange $1.0 million principal amount under the Tranche B notes for 869,565 shares of the Company’s common stock (the “Tranche B Exchange Shares”); and (iii) exchange $5.0 million principal amount under the 2019 notes for 4,347,826 shares of the Company’s common stock (together with the “Tranche B Exchange Shares,” the “April Exchange Shares”). The exchange price for the Exchange Shares was $1.15 per share.

The Company determined that, since the principal amount repaid and exchanged under the Tranche B notes and the principal amount exchanged under the 2019 notes represented the principal amount that would have otherwise become due and payable in May and July of 2017 under the Tranche B notes and 2019 notes, respectively, the extinguishment of the May and July 2017 payments was not considered to be a troubled debt restructuring. Accordingly, the Company accounted for the transaction by recording a loss on extinguishment of debt of $0.3 million at April 18, 2017 which was calculated as the difference between the reacquisition price and the net carrying value of the related debt. The reacquisition price was calculated using the $4.0 million cash repayment and the fair value of the April Exchange Shares on April 18, 2017. The fair value of the April Exchange Shares was determined to be $1.22 per share representing the closing trading price of the Company’s common stock on The NASDAQ Global Market on April 18, 2017.

On June 29, 2017, the Company entered into the Third Amendment with Deerfield, pursuant to which the Company agreed to, among other things, (i) exchange $5.0 million principal amount under the Company’s 2019 notes for 3,584,230 shares of the Company’s common stock (the “June Exchange Shares”) at an exchange price of $1.395 per share and (ii) amend the Facility Agreement with Deerfield, to (A) defer the payment of $10.0 million in principal amount of the 2019 notes from the original July 18, 2017 due date to August 31, 2017, which was further deferred to October 31, 2017 upon the Company’s delivery on August 31, 2017 and October 30, 2017 of a written certification to Deerfield that certain conditions had been met, including that no event of default under the Facility Agreement had occurred, Michael Castagna remains the Company’s Chief Executive Officer, the Company received the advance from The Mann Group (see Note 5 — Related-Party Arrangements), the Company had at least $10.0 million in cash and cash equivalents on hand, no material adverse effect on the Company had occurred, the engagement letter between the Company and Greenhill & Co., Inc. (“Greenhill”) remained in full force and effect and Greenhill had remained actively engaged in exploring capital structure and financial alternatives on behalf of the Company in accordance with such engagement letter (collectively, the “Extension Conditions”), and (B) amend the Company’s financial covenant under the Facility Agreement to provide that, if the Extension Conditions remain satisfied, the obligation under the Facility Agreement to maintain at least $25.0 million in cash and cash equivalents as of the end of each quarter will be reduced to $10.0 million as of August 31, 2017, September 30, 2017, October 31, 2017 and December 31, 2017.

The Company determined that since the principal amount repaid and exchanged under the 2019 notes represented the principal amount that would have otherwise become due and payable under the 2019 notes, the $5.0 million prepayment was not considered to be a troubled debt restructuring. Accordingly, the Company accounted for the transaction by recording a loss on extinguishment of debt of $0.5 million on June 29, 2017 which was calculated as the difference between the reacquisition price and the net carrying value of the related debt. The net carrying value of the related debt includes the acceleration of the debt discount and issuance costs amounting to approximately $0.3 million as a result of the transaction. The reacquisition price was calculated using the fair value of the June Exchange Shares on June 29, 2017. The fair value of the Exchange Shares was determined to be $1.45 per share representing the closing trading price of the Company’s common stock on The NASDAQ Global Market on June 29, 2017.

As of September 30, 2017, there was $45.0 million principal amount of 2019 notes and $15.0 million principal amount of Tranche B notes outstanding. The 2019 notes accrue interest at an annual rate of 9.75% and the Tranche B notes accrue interest at an annual rate of 8.75%. Interest is paid quarterly in arrears on the last day of each March, June, September and December. The Facility Financing Obligation principal repayment schedule is comprised of payments which began on July 1, 2016 and end on December 9, 2019. As of September 30, 2017, future payments for the years ending December 31, 2017, 2018, and 2019 are $10.0 million, $20.0 million and $30.0 million, respectively.

In connection with the Facility Agreement, on July 1, 2013, the Company entered into a Milestone Rights Purchase Agreement (the “Milestone Agreement”) with Deerfield and Horizon Santé FLML SÁRL (collectively, the “Milestone Purchasers”), which requires the Company to make contingent payments to the Milestone Purchasers, totaling up to $90.0 million, upon the Company achieving specified commercialization milestones (the “Milestone Rights”). As of September 30, 2017 and December 31, 2016, the remaining milestone rights liability balance was $8.9 million. The Company currently estimates that it will reach the next milestone in the third quarter of 2018. Accordingly, $1.6 million in value related to the next milestone payment was recorded in accrued expenses and other current liabilities as of September 30, 2017, resulting in $7.2 million and $8.9 million being recorded in milestone rights liability and other liabilities, which is non-current, in the accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.

Accretion of debt issuance cost and debt discount in connection with the Facility Agreement during the three and nine months ended September 30, 2017 and 2016, which includes the acceleration of the debt discount and issuance costs related to the transactions disclosed above, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Accretion expense - debt issuance cost	$7	$9	$39	$26
Accretion expense - debt discount	$431	$428	$1,564	$1,280

The Facility Agreement includes customary representations, warranties and covenants, including a restriction on the incurrence of additional indebtedness, and a financial covenant which requires the Company’s cash and cash equivalents on the last day of each fiscal quarter to not be less than $25.0 million, or pursuant to the Third Amendment, $10.0 million as of the last day of each month through October 31, 2017 and as of December 31, 2017 if certain conditions remained satisfied. As discussed in Note 1 – Description of Business and Summary of Significant Accounting Policies, the Company will need to raise additional capital to support its current operating plans. Due to the uncertainties related to maintaining sufficient resources to comply with the aforementioned covenant, the 2019 notes and Tranche B notes have been classified as current liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016. In the event of non-compliance, Deerfield may declare all or any portion of the 2019 notes and/or Tranche B notes to be immediately due and payable.

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

Security Agreement — In connection with the Facility Agreement, the Company and its subsidiary, MannKind LLC, entered into a Guaranty and Security Agreement (the “Security Agreement”) with Deerfield and Horizon Santé FLML SÁRL (collectively, the “Purchasers”), pursuant to which the Company and MannKind LLC each granted the Purchasers a security interest in substantially all of their respective assets, including respective intellectual property, accounts receivables, equipment, general intangibles, inventory and investment property, and all of the proceeds and products of the foregoing. The Security Agreement includes customary covenants by the Company and MannKind LLC, remedies of the Purchasers and representations and warranties by the Company and MannKind LLC. The security interests granted by the Company and MannKind LLC will terminate upon repayment of the 2019 notes and Tranche B notes, if applicable, in full. The Company’s obligations under the Facility Agreement and the Milestone Agreement are also secured by the Company’s assets including property and equipment which have a carrying value of $27.4 million.

Embedded Derivatives — The Company identified and evaluated a number of embedded features in the notes issued under the Facility Agreement to determine if they represented embedded derivatives that are required to be separated from the notes and accounted for as freestanding instruments. The Company analyzed the Tranche B notes and identified embedded derivatives which required separate accounting. All of the embedded derivatives were determined to have a de minimis value as of September 30, 2017 and December 31, 2016.

Issuance of new 5.75% Convertible Senior Subordinated Exchange Notes Due 2018 in Exchange for 2015 Notes — As of September 30, 2017, the 5.75% Convertible Senior Subordinated Exchange Notes Due 2018 (the “2018 notes”) were the Company’s general, unsecured, senior obligations. Subsequently, on October 23, 2017, the 2018 notes were exchanged for new 5.75% Convertible Senior Subordinated Exchange Notes due 2021 (the “2021 notes”) and a specified number of shares of common stock as described in Note 15 – Subsequent Events.  The 2018 notes ranked equally in right of payment with the Company’s other unsecured senior debt. The 2018 notes bore interest at the rate of 5.75% per year on the principal amount, payable semiannually in arrears in cash on February 15 and August 15 of each year, beginning February 15, 2016, with interest accruing from August 15, 2015. The 2018 notes would have matured on August 15, 2018. Accrued interest related to these notes is recorded in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

The 2018 notes were convertible, at the option of the holder, at any time on or prior to the close of business on the business day immediately preceding the stated maturity date, into shares of the Company’s common stock at an initial conversion rate of 29 shares per $1,000 principal amount of 2018 notes, which was the initial conversion rate as defined in the agreement. The conversion rate was subject to adjustment under certain circumstances described in an indenture governing the 2018 notes dated August 10, 2015 with US Bank (as successor trustee to Wells Fargo, National Association), including in connection with a make-whole fundamental change. If certain fundamental changes had occurred, the Company would be obligated to pay a make-whole premium on any 2018 notes converted in connection with such fundamental change by increasing the conversion rate on such 2018 notes. If the Company underwent certain fundamental changes, except in certain circumstances, each holder of 2018 notes would have had the option to require the Company to repurchase all or any portion of that holder’s 2018 notes. The fundamental change repurchase price would have been 100% of the principal amount of the 2018 notes to be repurchased plus accrued and unpaid interest, if any.

On or after the date that is one year following the original issue date of the 2018 notes, the Company would have had the right to redeem for cash all or part of the 2018 notes if the last reported sale price of its common stock exceeds 130% of the conversion price then in effect for 20 or more trading days during the 30 consecutive trading day period ending on the trading day immediately prior to the date of the redemption notice. The redemption price was equal the sum of 100% of the principal amount of the 2018 notes to be redeemed, plus accrued and unpaid interest. Under the terms of the indenture, the conversion option could have been net-share settled and the maximum number of shares that could have been required to be delivered under the indenture, including the make-whole shares, was fixed and less than the number of authorized and unissued shares less the maximum number of shares that could have been required to be delivered during the term of the 2018 notes under existing commitments. Applying the Company’s sequencing policy, the Company performed an analysis at the time of the offering of the 2018 notes and each reporting date since and concluded that the number of available authorized shares at the time of the offering and each subsequent reporting date was sufficient to deliver the number of shares that could have been required to be delivered during the term of the 2018 notes under existing commitments.

The 2018 notes provided that upon an acceleration of certain indebtedness, including the 2019 notes and the Tranche B notes issued to Deerfield pursuant to the Facility Agreement, the holders may elect to accelerate the Company’s repayment obligations under the notes if such acceleration is not cured, waived, rescinded or annulled.

The Company incurred approximately $0.8 million in issuance costs, which are recorded as an offset to the 2018 notes, in the accompanying condensed consolidated balance sheets. These costs are being accreted to interest expense using the effective interest method over the term of the 2018 notes.

Amortization of the premium and accretion of debt issuance costs related to the 2018 notes for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization of debt premium	$62	$59	$182	$174
Accretion expense - debt issuance cost	$70	$65	$204	$190

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

The Company evaluated the accounting for the payments received in 2016 under the multiple element accounting guidance and determined that the $0.4 million in payments received prior to Receptor exercising its option are separable from the other elements of the agreement and represented payments to offset costs incurred. Therefore, those payments reduced the Company’s research and development expense in 2016. The $1.0 million license fee received in 2016 does not have standalone value from the follow-on transfer of technology. Therefore, the license fee was recorded in deferred payments from collaboration as of December 31, 2016 and will be recognized in net revenue — collaboration over four years. Recognized revenue related to this license agreement amounted to $0.1 million and $0.2 for the three and nine months ended September 30, 2017. See Note 1 — Description of Business and Summary of Significant Accounting Policies for additional information on the Company’s accounting for multiple element arrangements.

On March 15, 2017, the Company entered into a Manufacturing and Supply Agreement with Receptor pursuant to which the Company will provide certain raw materials to Receptor. On March 16, 2017, the Company agreed to provide certain additional research and formulation consulting services to Receptor.

Sanofi License Agreement and Sanofi Supply Agreement — On August 11, 2014, the Company entered into a license and collaboration agreement with Sanofi (“Sanofi License Agreement”), pursuant to which Sanofi was responsible for global commercial, regulatory and development activities for Afrezza. The Company manufactured Afrezza at its manufacturing facility in Danbury, Connecticut to supply Sanofi’s demand for the product pursuant to a supply agreement dated August 11, 2014 (the “Sanofi Supply Agreement”).

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

The settlement was accounted for in the year ended December 31, 2016, except for a $30.6 million cash payment received under the insulin put option agreement which reduced the receivable from Sanofi in the first quarter of 2017.

8. Sale of Intellectual Property

On April 12, 2017 the Company entered into an agreement to sell certain oncology assets and patents to Fosun.  Fosun paid the Company a one-time nonrefundable payment of $0.6 million net of taxes in June 2017 and is required to pay royalties on net sales of products by Fosun and its affiliates and other consideration based on revenues from any licensees. The Company determined that the sale of the assets did not constitute a business and accordingly accounted for the transaction as a sale of assets. The Company evaluated the accounting for the payments received in 2017 under the multiple element accounting guidance and recorded the $0.6 million in payments received in revenue – other in the accompanying condensed consolidated financial statements during the second quarter of 2017 as the deliverables under the agreement were substantially delivered as of June 30, 2017.  See Note 1 — Description of Business and Summary of Significant Accounting Policies for additional information on the Company’s accounting for multiple element arrangements.  The Company also evaluated the accounting for royalties and other consideration in the agreement. Since the amount of product that Fosun will ultimately be able to sell upon successfully utilizing this technology is uncertain, no royalty revenue will be recognized until such time when Fosun or its affiliates sell product to a third party and royalties are due to the Company.

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

Cash Equivalents — Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash. As of September 30, 2017 and December 31, 2016, the Company held cash equivalents of $18.4 million and $20.5 million, respectively, comprised of money market funds. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

Note Payable to Principal Stockholder —The fair value of the note payable to principal stockholder cannot be reasonably estimated as the Company would not be able to obtain a similar credit arrangement in the current economic environment. Therefore the fair value is based upon carrying value.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (in millions):

	As of September 30, 2017
		Fair Value Measurements Using
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial liabilities:
Senior convertible notes	$27.7	$—	$—	$24.7	$24.7
Facility financing obligation	57.9	—	—	60.0	60.0
Milestone rights	8.9	—	—	18.7	18.7
Total financial liabilities	$94.5	$—	$—	$103.4	$103.4

	As of December 31, 2016
		Fair Value Measurements Using
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Fair Value
Financial liabilities:
Senior convertible notes	$27.6	$—	$—	$22.9	$22.9
Facility financing obligation	71.3	—	—	74.5	74.5
Milestone rights	8.9	—	—	18.4	18.4
Warrant liability (at recurring fair value)	7.4	—	—	7.4	7.4
Total financial liabilities	$115.2	$—	$—	$123.2	$123.2

On May 12, 2016, the Company issued certain warrants with a fair value of $12.8 million.  On September 29, 2017 the Company and four holders of 9.7 million outstanding warrants entered into separate, privately-negotiated exchange agreements, pursuant to which the Company agreed to issue to such holders shares of the Company’s common stock (to be delivered on October 3, 2017) in exchange for such warrants. The warrant liability associated with the exchanged warrants was adjusted to fair value and reclassified into equity as of September 29, 2017.  As of December 31, 2016, the fair value of the warrant liability was $7.4 million. The fair value of the warrants liability as of December 31, 2016 was estimated using a Monte Carlo valuation pricing model with the following underlying assumptions: (a) a risk-free interest rate of 1.14%; (b) an assumed dividend yield of zero percent; (c) an expected term of 1.4 years; and (d) an expected volatility of 118%. The following table provides a roll forward of the fair value of the warrant liability which is the only Level 3 financial instrument that is carried at fair value (in millions):

Balance at beginning of period December 31, 2016	$7.4
Additions	—
Changes in fair value	(5.5)
Settlement through exchange for common shares	(1.9)
Payments	—
Fair value, end of period September 30, 2017	$0.0

Senior Convertible Notes — The estimated fair value of the 2018 notes was calculated based on model-derived valuations whose inputs were observable, such as the Company’s stock price and yields on U.S. Treasury notes and actively traded bonds, and non-observable, such as the Company’s longer-term historical volatility, and estimated yields implied from any available market trades of the Company’s issued debt instruments. As there was no current active and observable market for the 2018 notes, the Company determined the estimated fair value using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash flows based on terms of the notes with market-based assumptions regarding risk-free rate, risk-adjusted yields (20%), stock price volatility (107%) and recent price quotes and trading information regarding Company issued debt instruments and shares of common stock into which the notes are convertible (Level 3 in the fair value hierarchy).

Facility Agreement — As discussed in Note 6 — Borrowings, the Company issued 2019 notes and subsequently issued Tranche B notes (the “Facility Financing Obligation”) in connection with the Facility Agreement. As there is no current observable market for the 2019 notes or Tranche B notes, the Company determined the estimated fair value using a bond valuation model based on a discounted cash flow methodology. The bond valuation model combined expected cash flows associated with principal repayment and interest based on the contractual terms of the debt agreement discounted to present value using a selected market discount rate. On September 30, 2017, the market discount rate was recalculated at 12% for the principal for the facility financing obligation. Under the terms of the Facility Agreement, the Company is restricted from distributing any of its assets or declaring and distributing a dividend to its stockholders.

On October 23, 2017, the Company entered into an exchange agreement with the holders of the 2018 notes and a Fourth Amendment to the Facility Agreement as further discussed in Note 15 – Subsequent Events. The assumptions used to determine the fair value of the 2018 notes and the Facility Agreement do not include the impacts of these transactions.

Milestone Rights Liability — In addition to the Facility Financing Obligation, the Company also issued the Milestone Rights. These rights are not reflected in the Facility Financing Obligation. The estimated fair value of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones, discounted to present value using a selected market discount rate (Level 3 in the fair value hierarchy). The expected timing and probability of achieving the milestones, starting in 2014, was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate (14%) was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. As of September 30, 2017, the carrying value of the milestone rights liability was $8.9 million and the fair value was estimated at $18.7 million. The fair value measurement of the liability is sensitive to the discount rate and the timing and probability of making milestone payments. If the achievement of each of the milestones which require payments were to be six months later than in the current forecast, the fair value of the liability would decrease by 7%. If the probabilities of meeting the milestones were to decrease by 5% or 10%, the fair value of the liability would decrease by 16% and 30%, respectively. Over the long term, these inputs are interrelated because if the Company’s performance improves, the timing of meeting the milestones would likely be earlier, the probability of making payments on the milestones would likely be higher and the discount rate would likely decrease, all of which would increase the fair value of the liability. The inverse is also true.

Warrant Liability — Warrant liabilities were measured at fair value using a Monte Carlo pricing valuation model. The assumptions used in the valuation model for the common stock warrant liabilities were: (a) a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; (b) an assumed dividend yield of zero percent based on the Company’s expectation that it will pay no dividends in the foreseeable future; (c) an expected term based on the remaining contractual term of the warrants; (d) an expected volatility based upon the Company’s historical volatility over the remaining contractual term of the warrants; and (e) probability of a dilutive financing that may trigger a price protection clause. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities is the expected volatility. Significant increases in volatility would result in a higher fair value measurement (Level 3 in the fair value hierarchy).

Embedded Derivatives — The Company identified and evaluated a number of embedded features in the notes issued under the Facility Agreement to determine if they represented embedded derivatives that are required to be separated from the notes and accounted for as freestanding instruments. The Company analyzed the Tranche B notes and identified embedded derivatives, which required separate accounting. However, all of the embedded derivatives were determined to have a de minimis value at September 30, 2017 and December 31, 2016.

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

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based compensation	1,247	$1,502	3,763	$4,130

During the three months ended September 30, 2017, the Company issued 34,720 restricted units to certain employees which vest over a four-year period. The grant date fair value of the restricted stock units was $0.05 million with a weighted average grant date fair value per share of $1.47.

During the three months ended September 30, 2017, the Company granted certain employees stock options to purchase an aggregate of 400,300 shares of common stock at a weighted average exercise price of $1.47 per share of which 360,200 of these awards vest in four equal tranches upon the achievement of certain product sales targets. The remaining 40,100 options vest over a four year period. The grant date fair value of these awards is $0.4 million with a weighted average grant date fair value of $1.06 per share, as determined using a Black-Scholes option pricing model.

As of September 30, 2017, there was $3.5 million, $3.9 million and $3.2 million of unrecognized compensation expense related to restricted stock units, options with performance conditions and options that vest over the vesting period. The Company evaluates stock awards with performance conditions as the probability that the performance conditions will be met and uses that information to estimate the date at which those performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

On a periodic basis and as of September 30, 2017, the Company reviewed the probability of achieving the performance conditions for each of the four vesting tranches of the performance-based stock options that were granted during 2017 and in prior years and determined that it was probable that the Company would achieve the first vesting tranche in December 2017. Therefore, the Company recorded compensation expense related to performance-based stock options of $0.2 million and $0.9 million during the three and nine months ended September 30, 2017, respectively. The Company further determined that no compensation costs would be recognized for the second, third and fourth vesting tranches as the probability of achieving those performance conditions has not been determined.

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of September 30, 2017, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline in the Company’s stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against the Company and certain of its officers and directors. In general, the complaints alleged that the Company and certain of its officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court recently ruled that U.S. law will apply to this case.  The Company is in the process of preparing a response to the plaintiff’s motion to certify the case as a class action. The Company will vigorously defend against the claims advanced.

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

On November 9, 2016, the supply agreement with Amphastar was amended to extend the term over which the Company is required to purchase insulin, without reducing the total amount of insulin to be purchased. Under the amendment, annual minimum quantities of insulin to be purchased for calendar years 2017 through 2023 total an aggregate purchase price of €93.0 million at September 30, 2017. The Insulin Supply Agreement specifies that Amphastar will be deemed to have satisfied its obligations with respect to quantity, if the actual quantity supplied is within plus or minus ten percent (+/- 10%) of the quantity set forth in the applicable purchase order. In addition, the aggregate cancellation fees that the Company would incur in the event that certain insulin quantities are not purchased was lowered from $5.3 million for the period October 1, 2016 through 2018 to $3.4 million over the same period. The Company has not yet purchased any insulin under the amended agreement in 2017. The annual purchase requirements under the contract are as follows:

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

At September 30, 2017, the Company has other firm commitments with suppliers for an aggregate of $0.5 million.

Warrants - In May 2016, the Company sold in a registered offering an aggregate of 9,708,737 shares of common stock together with Series A Common Stock Purchase Warrants (“A Warrants”) exercisable for up to an aggregate of 7,281,553 shares of common stock and Series B Common Stock Purchase Warrants (“B Warrants”) exercisable for up to an aggregate of 2,427,184 shares of common stock with a total fair value of $44.7 million. Each of the warrants had an exercise price of $7.50 per share. The A Warrants became exercisable upon issuance and had an expiration date of May 2018. The B Warrants became exercisable beginning in May 2017 and had an expiration date of November 2018. The shares of common stock and the warrants were immediately separable and issued separately.

The Company determined that the A Warrants required liability classification primarily due to a price-protection clause that applied in the event of certain dilutive financings. The fair value of the A Warrants was recorded as warrant liability in the consolidated balance sheet at issuance and was adjusted to fair value at each reporting period while outstanding. The Company determined that the B Warrants met the criteria for equity classification and accounted for such warrants in additional paid in capital.

On September 29, 2017, the Company and the four holders of all outstanding A Warrants and B Warrants entered into separate, privately-negotiated exchange agreements, pursuant to which the Company agreed to issue to such holders an aggregate of 1,292,510 shares of the Company’s common stock (to be delivered October 3, 2017) in exchange for such warrants. The Company evaluated the obligation to deliver shares and determined that it met the criteria to be classified in equity.  As a result, on September 29, 2017, the warrant liability was adjusted to $1.9 million, the fair value of the remaining obligation, and that amount was reclassified into equity. The closing of the foregoing exchange was completed on October 3, 2017.

Office Lease — On May 5, 2017, the Company executed an office lease with Russell Ranch Road II LLC to lease office space for the Company’s corporate headquarters in Westlake Village, California. The office lease commenced in August 2017. The lease requires monthly payments of $40,951, increased by 3% annually, plus the estimated cost of maintaining the property by the landlord with a five month concession from September 2017 through January 2018. The lease expires December 2022 and provides the Company with a five year renewal option. Future minimum lease payments are as follows:

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

13. Restructuring Charges

As of September 30, 2017 and December 31, 2016, the Company had a remaining restructuring liability of $0.4 million and $1.4 million, respectively, which is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The Company expects to substantially pay out the remainder of this obligation by end of first quarter of 2018.

A reconciliation of beginning and ending liability balances for the restructuring charges is as follows (in thousands):

	2016	2015
Description	Restructuring	Restructuring	Total
Accrual - January 1, 2017	$209	$1,167	$1,376
Costs paid or settled	(209)	(805)	(1,014)
Accrual - September 30, 2017	$—	$362	$362

14. Net Income (Loss) Per Common Share

The following tables summarize the components of the basic and diluted net income (loss) per common share computations (in thousands except par value and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic EPS:
Net income (loss) (numerator)	$(32,886)	$126,520	$(84,549)	$71,690
Weighted average common shares (denominator)	104,703	95,627	100,136	90,838
Net income (loss) per share	$(0.31)	$1.32	$(0.84)	$0.79

Diluted EPS:
Net income (loss) (numerator)	$(32,886)	$126,520	$(84,549)	$71,690
Weighted average common shares	104,703	95,627	100,136	90,838

Effect of dilutive securities - common shares issuable	—	921	—	36
Adjusted weighted average common shares (denominator)	104,703	96,549	100,136	90,873

Net income (loss) per share	$(0.31)	$1.31	$(0.84)	$0.79

As further discussed in Note 11 – Commitments and Contingencies, on September 29, 2017, the Company entered into exchange agreements with four holders of the 9.7 million outstanding warrants pursuant to which the Company agreed to issue to such holders and aggregate of 1,292,510 shares of the Company’s common stock on October 3, 2017. The Company has included the 1,292,510 shares of common stock in basic net income (loss) per common share because as of the balance sheet date, all conditions necessary to issue those shares had been satisfied.

Common shares issuable represents incremental shares of common stock which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes.

The computation of basic and diluted net loss per share for the three and nine months ended September 30, 2017 and 2016 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Restricted stock units	1,147,688	172,953	1,147,688	172,953
Senior convertible notes	814,561	--	814,561	814,561
Warrants	31,856	9,740,597	31,856	9,740,597
Employee stock purchase plan	142,888	14,079	142,888	14,079
Stock options	7,183,837	5,689,486	7,183,837	5,689,486
	9,320,830	15,617,115	9,320,830	16,431,676

For the three months ended September 30, 2016, the senior convertible notes were dilutive and therefore not included in the excluded potentially dilutive securities table above.

15. Subsequent Events

Registered direct offering

On October 10, 2017, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional investors and a charitable foundation (collectively, the “Purchasers”). Pursuant to the terms of the Purchase Agreements, the Company sold to the Purchasers in a registered offering an aggregate of 10,166,600 shares of the Company’s common stock at a purchase price of $6.00 per share. Included in this offering was 166,600 shares issued to a charitable foundation associated with a Director of the Company. The net proceeds to the Company from the offering were approximately $57.7 million, after deducting placement agent fees equal to 5.0% of the aggregate gross proceeds from the offering (except for the proceeds received from the sale of 166,600 shares issued to the charitable foundation) and offering expenses payable by the Company.  The offering closed on October 13, 2017.

Issuance of 2021 notes and common stock in exchange for 2018 senior convertible notes

On October 23, 2017, the Company entered into a privately negotiated exchange agreement with the holders of its 2018 notes, pursuant to which the Company agreed to exchange all of the outstanding 2018 notes in the aggregate principal amount of $27,690,000 for (i) $23,690,000 aggregate principal amount of 2021 notes and (ii) an aggregate of 973,236 shares of its common stock.  The Company has classified the 2018 notes as long-term in its September 30, 2017 condensed consolidated balance sheet.

The 2021 notes are the Company’s general, unsecured, senior obligations, except that the 2021 notes are subordinated in right of payment to the 2019 notes and the Tranche B notes. The 2021 notes rank equally in right of payment with the Company’s other unsecured senior debt. The 2021 notes bear interest at the rate of 5.75% per year on the principal amount, payable semiannually in arrears in cash or, at the option of the Company if certain conditions are met, in shares of the Company’s common stock (the “Interest Shares”), on February 15 and August 15 of each year, beginning February 15, 2018, with interest accruing from August 15, 2017. The aggregate number of Interest Shares that the Company may issue may not exceed 13,648,300, unless the Company receives stockholder approval to issue Interest Shares in excess of such number in accordance with the listing standards of The NASDAQ Global Market. The 2021 notes will mature on October 23, 2021.

The 2021 notes are convertible, at the option of the holder, at any time on or prior to the close of business on the business day immediately preceding the stated maturity date, into shares of the Company’s common stock at a conversion rate of 194.1748 shares per $1,000 principal amount of 2021 notes, which is equal to a conversion price of approximately $5.15 per share. The conversion rate is subject to adjustment under certain circumstances described in an indenture governing the 2021 notes.

If the Company undergoes certain fundamental changes, except in certain circumstances, each holder of 2021 notes will have the option to require the Company to repurchase all or any portion of that holder’s 2021 notes. The fundamental change repurchase price will be 100% of the principal amount of the 2021 notes to be repurchased plus accrued and unpaid interest, if any.

The Company may elect at its option to cause all or any portion of the 2021 notes to be mandatorily converted in whole or in part at any time prior to the close of business on the business day immediately preceding the maturity date, if the last reported sale price of its common stock equals or exceeds 120% of the conversion price then in effect for at least 10 trading days in any 20 trading day period, ending within five business days prior to the date of the mandatory conversion notice.

Fourth Amendment to Facility Agreement

On October 23, 2017, the Company and MannKind LLC entered into a Fourth Amendment to the Facility Agreement, pursuant to which the parties (i) deferred the payment of $10.0 million in principal amount (the “October Payment”) of the 2019 notes from October 31, 2017 to January 15, 2018, with the Company depositing an amount of cash equal to the October Payment into an escrow account until the October Payment has been satisfied in full (subject to early release to the extent that portions of the October Payment are satisfied through the exchange of principal for shares of the Company’s common stock), and (ii) amended and restated the 2019 notes and the Tranche B notes to provide that Deerfield may convert the principal amount under such notes from time to time into an aggregate of up to 4,000,000 shares of the Company’s common stock after the effective date of the Fourth Amendment. The conversion price will be the greater of (i) the average of the volume weighted average price per share of the Company’s common stock for the three trading day period immediately preceding the date of any election by Deerfield to convert principal amounts of such notes and (ii) $3.25 per share, subject to adjustment under certain circumstances. Any conversions of principal by Deerfield under such notes will be applied first to reduce the October Payment, and after the October Payment has been satisfied, to reduce other principal payments due under the 2019 notes or the Tranche B notes.

Transition and Separation Agreement

On October 24, 2017, the Company entered into a transition and separation agreement (the “Agreement”) with Matthew J. Pfeffer, the Company’s former Chief Executive Officer and Chief Financial Officer, regarding the terms of Mr. Pfeffer’s transition and separation from the Company.  Contemporaneously with his execution of the Agreement, Mr. Pfeffer submitted his resignation as a director of the Company, effective immediately.

Pursuant to the Agreement, which became irrevocable on November 1, 2017, Mr. Pfeffer provided the Company with a general release of claims and will remain employed with the Company to provide transition and other services through February 1, 2019, subject to his earlier resignation or termination by the Company. Mr. Pfeffer reports to the Company’s principal executive officer during the term of the Agreement, serving in a non-executive capacity.

During the term of the Agreement, and in lieu of any severance benefits Mr. Pfeffer may have been entitled to receive pursuant to the terms of his Executive Severance Agreement or Change of Control Agreement with the Company, Mr. Pfeffer will be entitled to receive his current annual base salary of $490,350. Mr. Pfeffer will also be eligible to receive an annual bonus for 2017 pursuant to the standard bonus compensation structure applicable to the Company’s executive officers.  In addition, if Mr. Pfeffer remains employed with the Company through February 1, 2019, remains in compliance with the Agreement and all Company policies, and provides the Company with an effective general release of claims within 21 days after that date, the Company will pay Mr. Pfeffer a severance payment in the amount of $345,000.

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

OVERVIEW

We are a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for patients with diseases such as diabetes and pulmonary arterial hypertension. Our only approved product, Afrezza, is a rapid-acting inhaled insulin that was approved by the FDA on June 27, 2014 to improve glycemic control in adult patients with diabetes. Afrezza became available by prescription in U.S. retail pharmacies in February 2015.  According to the Centers for Disease Control and Prevention, 30.3 million people in the United States had diabetes in 2015. Globally, the International Diabetes Federation has estimated that approximately 415.0 million people had diabetes in 2015 and approximately 642.0 million people will have diabetes by 2040.

Afrezza is a rapid-acting inhaled insulin used to control high blood sugar in adults with type 1 and type 2 diabetes. The product consists of a dry powder formulation of human insulin delivered from a small portable inhaler. Administered at the beginning of a meal, Afrezza dissolves rapidly upon inhalation to the lung and delivers insulin quickly to the bloodstream. The first measurable effects of Afrezza occur approximately 12 minutes after administration.

From August 2014 until April 2016 Sanofi, was responsible for commercial, regulatory and development activities associated with Afrezza.  After a transition period during which Sanofi continued to fulfill orders for Afrezza, we began distributing MannKind-branded Afrezza to wholesalers in July 2016.  During the second half of 2016, we utilized a contract sales organization to promote Afrezza while we focused our internal resources on establishing a channel strategy, entering into distribution agreements and developing co-pay assistance programs, a voucher program, data agreements and payor relationships. In early 2017, we recruited our own specialty sales force to promote Afrezza to endocrinologists and certain high-prescribing primary care physicians.  In the future, we may seek to supplement our sales force through a co-promotion arrangement – an agreement with a third party that has an underutilized primary care sales force, which can be used to promote Afrezza to greater number of primary care physicians..

Our current strategy for future commercialization of Afrezza outside of the United States, subject to receipt of the necessary foreign regulatory approvals, is to seek and establish regional partnerships in foreign jurisdictions where there are appropriate commercial opportunities.

We also believe our Technosphere formulations of active pharmaceutical ingredients have the potential to demonstrate clinical advantages over existing therapeutic options in a variety of therapeutic areas. In addition to our collaboration with Receptor Life Sciences, we are actively exploring other opportunities to out-license our proprietary Technosphere formulation and device technologies. We continue the development of certain products related to our Technosphere formulations and will continue to do so as permitted by our financial resources.

As of September 30, 2017, we had an accumulated deficit of $2.8 billion and a stockholders’ deficit of $251.0 million. We had a net loss of approximately $32.9 million and $84.5 million for the three and nine months ended September 30, 2017, respectively. We have historically funded our operations primarily through the sale of equity securities and convertible debt securities, borrowings under the Facility Agreement with Deerfield, borrowings under The Mann Group Loan Arrangement, which we can no longer borrow under as we have used all amounts available for borrowing, and the Sanofi License Agreement, which was terminated in 2016. As discussed below in “Liquidity and Capital Resources,” there is substantial doubt about our ability to continue as a going concern. As of September 30, 2017, we had cash and cash equivalents of $20.1 million, which does not include the approximately $57.7 million of net proceeds we received from the registered offering of our common stock completed in October 2017 after deducting placement agent fees and other offering expenses payable by us.  Our cash position, together with our short-term debt obligations and anticipated operating expenses, raises substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2017 and 2016

Revenues

The following table provides a comparison of the revenue categories for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Revenues:
Net revenue - commercial product sales:
Gross revenue from product sales	$2,823	$840	$1,983	236%
Gross-to-Net Adjustments:
Wholesaler distribution fees and prompt pay discounts	(339)	(129)	(210)	(163%)
Patient discount and co-pay assistance programs	(217)	(112)	(105)	(94%)
Rebates and chargebacks	(286)	(26)	(260)	(1,000%)
Net revenue - commercial product sales	1,981	573	1,408	246%
Net revenue - collaboration	62	161,781	(161,719)	(100%)
Revenue - other	—	—	—	—%
Total revenues	$2,043	$162,354	$(160,311)	(99%)

During the three months ended September 30, 2017, total revenue decreased by $160.3 million compared to the same period in the prior year, primarily driven by the collaboration revenue of $161.8 recognized in 2016 related to the agreement with Sanofi.  The agreement with Sanofi was terminated in 2016.  This decrease was offset by the increase in net revenue from Afrezza commercial product sales of $1.4 million.

During the three months ended September 30, 2017, we recognized net revenue from Afrezza commercial product sales of $2.0 million. Estimated gross-to-net adjustments of $0.8 million were approximately 30% of gross revenue from product sales for the three months ended September 30, 2017.   We began distributing MannKind-branded Afrezza product to ICS Direct and wholesalers during the week of July 25, 2016.  During the three months ended September 30, 2016, we recognized net revenue from Afrezza commercial product sales of $0.6 million. Estimated gross-to-net adjustments of $0.3 million were approximately 32% of gross revenue from product sales for the three months ended September 30, 2016.

The following table provides a comparison of the revenue categories for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Revenues:
Net revenue - commercial product sales:
Gross revenue from product sales	$7,091	$840	$6,251	744%
Gross-to-Net Adjustments:
Wholesaler distribution fees and prompt pay discounts	(1,182)	(129)	(1,053)	(816%)
Patient discount and co-pay assistance programs	(548)	(112)	(436)	(389%)
Rebates and chargebacks	(635)	(26)	(609)	(2,342%)
Net revenue - commercial product sales	4,726	573	4,153	725%
Net revenue - collaboration	187	161,781	(161,594)	(100%)
Revenue - other	2,302	—	2,302	100%
Total revenues	$7,215	$162,354	$(155,139)	(96%)

During the nine months ended September 30, 2017, total revenue decreased by $155.1 million compared to the same period in the prior year, primarily driven by the collaboration revenue of $161.8 million recognized in 2016 related to the agreement with Sanofi.  The agreement with Sanofi was terminated in 2016.  This decrease was offset by the increase in net revenue from Afrezza commercial product sales of $4.2 million.

During the nine months ended September 30, 2017, we recognized net revenue from Afrezza commercial product sales of $4.7 million. Estimated gross-to-net adjustments of $2.4 million were approximately 33% of gross revenue from product sales for the nine months ended September 30, 2017.   We began distributing MannKind-branded Afrezza product to ICS Direct and wholesalers during the week of July 25, 2016.  During the nine months ended September 30, 2016, we recognized net revenue from Afrezza commercial product sales of $0.6 million. Estimated gross-to-net adjustments of $0.3 million were approximately 32% of gross revenue from product sales for the nine months ended September 30, 2016.

Expenses

Total expenses are primarily comprised of costs of goods sold, research and development expenses, selling expenses, and general and administrative expenses. Each is described in more detail below:

Costs of Goods Sold

Costs of goods sold includes the costs related to Afrezza product dispensed by pharmacies to patients as well as excess capacity labor and overhead costs and inventory write-offs, which are recorded as expenses in the period in which they are incurred, rather than as a portion of the inventory cost.

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

The following table provides a comparison of the expense categories for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Expenses:
Product costs - collaboration	$—	$22,742	$(22,742)	(100%)
Cost of goods sold	4,575	4,394	181	4%
Research and development	4,361	3,917	444	11%
Selling	9,182	7,005	2,177	31%
General and administrative	8,543	6,130	2,413	39%
Property and equipment impairment	92	—	92	100%
(Gain) loss on foreign currency translation	3,684	1,012	2,672	264%
(Gain) on purchase commitment	(215)	(1,075)	860	(100%)
Total expenses	$30,222	$44,125	$(13,903)	(32%)

During the three months ended September 30, 2017, we did not recognize any product costs - collaboration.  During the three months ended September 30, 2016, we recognized $22.7 million of product costs – collaboration, which consists of $13.5 million in Afrezza manufacturing costs for product sold to Sanofi and $9.2 million for a change in estimate in our recognized loss on purchase commitments related to the sale of raw insulin to Sanofi. The Afrezza manufacturing costs were previously deferred on the condensed consolidated balance sheet at December 31, 2015.

The increase in cost of goods sold of $0.2 million for the three months ended September 30, 2017 compared to the same period in the prior year is due to a write-down of inventory of $0.4 million for expiring and obsolete inventory and by $0.3 million of costs of goods sold attributable to the manufacturing of Afrezza dispensed to patients. This increase was offset by a decrease in excess-capacity labor and overhead costs of $0.5 million due to the reduction in work force in the fourth quarter of 2016.

The increase in research and development expense of $0.4 million for the three months ended September 30, 2017 compared to the same period in the prior year is primarily due to increases in expenses related to clinical trials of $1.5 million. Partially offsetting the increases was a decrease in salaries and benefits of $0.8 million and non-cash stock-based compensation expense of $0.2 million.

The increase in selling expenses of $2.2 million for the three months ended September 30, 2017 compared to the same period in the prior year is primarily due to increases of $3.5 million for compensation expense due to the increase in the sales force that we brought in-house during the first quarter of 2017, $0.9 million for travel and related sales force expenses, $0.2 million of other expenses and $0.1 million for costs of external services. Partially offsetting the increase was a decrease in contracted labor expenses of $2.6 million as a result of the transition of all of the sales force in-house.

The increase in general and administrative expenses of $2.4 million for the three months ended September 30, 2017 compared to the same period in the prior year was primarily due to increased salaries and benefits of $2.0 million, increased relocation expenses of $0.2 million, and increased other expenses of approximately $0.2 million.

Loss on foreign currency translation of $3.7 million for the three months ended September 30, 2017 compared to the loss on foreign currency translation of $1.0 million for the same period in the prior year was due to the currency translation of the U.S. dollar to euro exchange rate associated with the purchase commitments of Insulin from Amphastar.

The following table provides a comparison of the expense categories for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Expenses:
Product costs - collaboration	$—	$22,742	$(22,742)	(100%)
Cost of goods sold	12,210	12,912	$(702)	(5%)
Research and development	10,611	13,357	$(2,746)	(21%)
Selling	28,553	11,022	$17,531	159%
General and administrative	23,128	20,573	$2,555	12%
Property and equipment impairment	203	695	$(492)	(71%)
Loss on foreign currency translation	12,077	3,035	$9,042	298%
(Gain) on purchase commitment	(215)	(1,075)	$860	(80%)
Total expenses	$86,567	$83,261	$3,306	4%

During the nine months ended September 30, 2017, we did not recognize any product costs - collaboration.  During the nine months ended September 30, 2016, we recognized $22.7 million of product costs – collaboration, which consists of $13.5 million in costs of manufacturing Afrezza for product sold to Sanofi and $9.2 million for a change in estimate in our recognized loss on purchase commitments related to the sale of raw insulin to Sanofi. The Afrezza manufacturing costs were previously deferred on the consolidated balance sheet at December 31, 2015.

The decrease in cost of goods sold of $0.7 million for the nine months ended September 30, 2017 compared to the same period in the prior year is due to a $3.8 million decrease in excess-capacity labor and overhead costs resulting from the reduction in work force in the fourth quarter of 2016 and no manufacturing of Afrezza in the first quarter of 2016. This decrease was partially offset by $1.8 million of inventory write downs in expiring and obsolete inventory and $1.0 million of cost of goods sold attributed to Afrezza sales.

The decrease in research and development expense of $2.7 million for the nine months ended September 30, 2017 compared to the same period in the prior year is primarily due to decreases in compensation expense of $4.5 million and non-cash stock-based compensation expense of $0.6 million. Partially offsetting the decrease is an increase in costs related to clinical trials of $2.0 million and pharmacovigilance costs of $0.3 million.

The increase in selling expenses of $17.5 million for the nine months ended September 30, 2017 compared to the same period in the prior year is primarily due to increases of $12.0 million for compensation expense due to the increase in the sales force that we brought in-house during the first quarter of 2017, $2.9 million for cost of external services and commercial support, $2.8 million for travel and related sales force expenses, $2.5 million of samples, market research and promotions, and $0.8 million for other expenses. Partially offsetting the increase was a decrease in contracted labor expenses of $3.5 million as a result of the transition of all of the sales force in-house.

The increase in general and administrative expenses of $2.6 million for the nine months ended September 30, 2017 compared to the same period in the prior year was primarily due to increased compensation expense of $2.5 million, $0.3 million in other employee related expenses, $0.8 million in contracted labor expenses, $0.7 million in purchased services, $0.2 million increased expenses for information systems supporting salesforce personnel and $0.2 million in other expenses. These increases were offset by a decrease of $2.2 million in legal expenses as a result of the Sanofi settlement that was reached in 2016.

Loss on foreign currency translation of $12.1 million for the nine months ended September 30, 2017 compared to $3.0 million for the same period in the prior year was due to the currency translation impacting the U.S. dollar to euro exchange rate associated with the recognized loss on purchase commitments of Insulin from Amphastar.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Change in fair value of warrant liability	$(1,289)	$13,185	$(14,474)	(110%)
Interest income	65	28	37	132%
Interest expense on notes	(2,310)	(4,166)	1,856	(45%)
Interest expense on note payable to principal stockholder	(1,173)	(729)	(444)	61%
Other income (expense)	—	(27)	27	(100%)
Total other income (expense)	$(4,707)	$8,291	$(12,998)	(157%)

During the three months ended September 30, 2017, we recorded a $1.3 million increase in the fair value of the warrant liability compared to $13.2 million decrease for the same period in the prior year due to the volatility in our stock price. On September 29, 2017, we and the four holders of all outstanding A Warrants and B Warrants entered into separate, privately-negotiated exchange agreements, pursuant to which we agreed to issue to such holders an aggregate of 1,292,510 shares of our common stock in exchange for such warrants. The warrant liability associated with the exchanged warrants was adjusted to fair value and reclassified into equity as of September 29, 2017.

The decrease of $1.9 million in the interest expense on notes for the three months ended September 30, 2017 compared to the same period in the prior year was primarily related to the Sanofi debt that was forgiven in the fourth quarter of 2016.

The increase of $0.4 million in the interest expense on note payable to principal stockholder for the three months ended September 30, 2017 compared to the same period in the prior year was primarily related to the increase in the principal balance of the note due to additional borrowings and capitalization of interest in the second quarter of 2017.

The following table provides a comparison of the other income (expense) categories for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Change in fair value of warrant liability	$5,488	$7,879	$(2,391)	(30%)
Interest income	178	70	108	154%
Interest expense on notes	(7,438)	(12,567)	5,129	(41%)
Interest expense on note payable to principal stockholder	(2,608)	(2,172)	(436)	20%
Loss on extinguishment of debt	(830)	—	(830)	(100)%
Other income (expense)	13	(613)	626	(102%)
Total other income (expense)	$(5,197)	$(7,403)	$2,206	(30%)

During the nine months ended September 30, 2017, we recorded a $5.5 million decrease in the fair value of the warrant liability compared to $7.9 million for the same period in the prior year due to the volatility in our stock price. On September 29, 2017, we and the four holders of all outstanding A Warrants and B Warrants entered into separate, privately-negotiated exchange agreements, pursuant to which we agreed to issue to such holders an aggregate of 1,292,510 shares of our common stock in exchange for such warrants. The warrant liability associated with the exchanged warrants was adjusted to fair value and reclassified into equity as of September 29, 2017.

The decrease of $5.1 million in the interest expense on notes for the nine months ended September 30, 2017 compared to the same period in the prior year was primarily related to the Sanofi debt that was forgiven in the fourth quarter of 2016.

The increase of $0.4 million in the interest expense on note payable to principal stockholder for the nine months ended September 30, 2017 compared to the same period in the prior year was primarily related to the increase in the principal balance of the note due to additional borrowings and capitalization of interest in the second quarter of 2017.

The increase in the loss on extinguishment of debt of $0.8 million compared to the same period in the prior year was primarily related to the Deerfield exchange transactions entered into in April and June 2017.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations through the sale of equity securities and convertible debt securities, borrowings under The Mann Group Loan Arrangement, which we can no longer borrow under as we have used all amounts available for borrowing, borrowings under the Facility Agreement with Deerfield, receipt of upfront, and milestone payments under the Sanofi License Agreement, and borrowings under the Sanofi Loan Facility which terminated in 2016.

As of September 30, 2017, we had $167.4 million principal amount of outstanding debt, consisting of:

•

$27.7 million principal amount of 2018 notes bearing interest at 5.75% per annum and maturing on August 15, 2018, which was subsequently exchanged for a specified number of shares of common stock and $23.7 million principal amount of 2021 notes bearing interest at 5.75% per annum and maturing on October 23, 2021;

•

$45.0 million principal amount of 2019 notes bearing interest at 9.75% per annum, $10.0 million of which is due and payable on January 15, 2018, $15.0 million of which is due and payable in each of July 2018 and July 2019, and $5.0 million of which is due and payable in December 2019;

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

On June 27, 2017, we entered into an agreement with The Mann Group, pursuant to which the parties agreed to, among other things, (i) capitalize $10.7 million of accrued and unpaid interest as of June 30, 2017 under The Mann Group Loan Arrangement, resulting in such amount being classified as outstanding principal under The Mann Group Loan Arrangement, (ii) advance to us approximately $19.4 million, the remaining amount available for borrowing by us under The Mann Group Loan Arrangement after the foregoing capitalization of accrued and unpaid interest, and (iii) defer all interest payable on the outstanding principal under The Mann Group Loan Arrangement until July 1, 2018, unless such payments are otherwise permitted under the subordination agreement with Deerfield, and subject to further deferral under the subordination agreement with Deerfield until our payment obligations to Deerfield have been satisfied in full. There are no additional funds available to borrow under The Mann Group Loan Arrangement. As of September 30, 2017, there was $1.2 million accrued and unpaid interest under The Mann Group Loan Arrangement.

On April 18, 2017, we entered into an Exchange Agreement with Deerfield resulting in the cash repayment of $4.0 million under the Tranche B notes and the conversion of $1.0 million and $5.0 million of the Tranche B notes and the 2019 notes, respectively, to common shares. On June 29, 2017, we entered into the Third Amendment resulting in the conversion of $5.0 million of the 2019 notes to common shares and deferment of $10.0 million of principal amount of the 2019 notes due July 18, 2017 to October 31, 2017 under the 2019 notes.  On October 23, 2017, we entered into a Fourth Amendment to the Facility Agreement with Deerfield, pursuant to which the parties (i) further deferred the payment of such $10.0 million in principal amount (the “October Payment”) of the 2019 notes from October 31, 2017 to January 15, 2018, with us depositing an amount of cash equal to the October Payment into an escrow account until the October Payment has been satisfied in full (subject to early release to the extent that portions of the October Payment are satisfied through the exchange of principal for shares of our common stock), and (ii) amended and restated the 2019 notes and the Tranche B notes to provide that Deerfield may convert the principal amount under such notes from time to time into an aggregate of up to 4,000,000 shares of our common stock after the effective date of the Fourth Amendment. The conversion price will be the greater of (i) the average of the volume weighted average price per share of our common stock for the three trading day period immediately preceding the date of any election by Deerfield to convert principal amounts of such notes and (ii) $3.25 per share, subject to adjustment under certain circumstances. Any conversions of principal by Deerfield under such notes will be applied first to reduce the October Payment, and after the October Payment has been satisfied, to reduce other principal payments due under the 2019 notes or the Tranche B notes.

Outstanding debt is more fully described in Note 5 – Related Party Arrangements, Note 6- Borrowings, Note 9 – Fair Value of Financial Instruments, Note 11 – Commitments and Contingencies and Note 15 – Subsequent Events.

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the 2021 notes, 2019 notes, Tranche B notes or The Mann Group Loan Arrangement when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2021 notes, or certain Major Transactions as defined in the Facility Agreement in respect of the 2019 notes and the Tranche B notes, the holders of the respective debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. The 2021 notes bear interest at the rate of 5.75% per year on the outstanding principal amount, payable in cash semiannually in arrears on February 15 and August 15 of each year. The 2019 notes bear interest at the rate of 9.75% per year on the outstanding principal amount and the Tranche B notes bear interest at the rate of 8.75% on the outstanding principal amount, with accrued interest on each payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. Outstanding loans under The Mann Group Loan Arrangement accrue interest at a rate of 5.84% per annum, due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, except that The Mann Group has agreed to defer interest payments until July 1, 2018 unless otherwise permitted by the subordination agreement with Deerfield, and such interest payments are subject to additional deferral beyond July 1, 2018 until our payment obligations to Deerfield have been satisfied in full. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2021 notes, 2019 notes, and Tranche B notes or if we fail to repay or repurchase the 2021 notes, 2019 notes, Tranche B notes, or borrowings under The Mann Group Loan Arrangement, we will be in default under the applicable instrument for such indebtedness, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

In connection with the execution of the Facility Agreement, on July 1, 2013, we issued Milestone Rights to the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an Afrezza product and the achievement of specified net sales figures. In addition, the Facility Agreement includes customary representations, warranties and covenants, including, a restriction on the incurrence of additional indebtedness, and a financial covenant which requires our cash and cash equivalents on the last day of each fiscal quarter to not be less than $25.0 million, or pursuant to the Third Amendment, $10.0 million as of the last day of each month through October 31, 2017 and as of December 31, 2017 if certain conditions are met. See Note 11 — Commitments and Contingencies and Note 6 — Borrowings for further information related to the Facility Agreement.

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

Cash used in operating activities, which consists of net loss adjusted for the various non-cash items, changes in working capital and changes in other balance sheet accounts, totaled $34.8 million for the nine months ended September 30, 2017. Cash used in operating activities totaled $65.3 million for the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, we used $34.8 million of cash for our operating activities as a result of our net loss of $84.5 million, offset by a net increase in operating assets and liabilities of $33.2 million and non-cash charges of $16.5 million. The increase in operating assets and liabilities was primarily as a result of the receipt of $30.6 million from Sanofi pursuant to the insulin put option in January 2017, increases in accounts payable of $2.0 million and  accrued expenses and other current liabilities of $2.9 million, offset by decreases in deferred revenue of $0.4 million, and purchase commitment liabilities of $0.6 million and increases accounts receivable of $1.5 million, inventory of $0.8 million, and deferred costs from commercial product sales of $0.2 million. The non-cash charges included $5.5 million from changes in the fair value of the warrant liability, offset by $12.0 million loss on foreign currency exchange, $3.7 million of stock-based compensation, $2.7 million of depreciation, amortization and accretion, $2.6 million of interest accrued through notes payable to principal stockholder and $0.8 million of loss on extinguishment of debt.

During the nine months ended September 30, 2016, we used $65.3 million of cash for our operating activities as a result of a net decrease in operating assets and liabilities of $146.0 million offset by our net income of $71.7 million, adjusted by non-cash charges of $8.9 million. The non-cash charges included $3.1 million of depreciation and accretion, $4.1 million of stock-based compensation, $2.2 million of interest accrued on borrowings from our principal stockholder, a $3.0 million loss on foreign currency translation exchange, $4.1 million of interest accrued on borrowings under Sanofi Loan Facility and other non-cash charges of $0.7 million offset by a $7.9 million non-cash gain from a change in the fair value of warrants and $1.0 million gain on purchase commitments. Also within adjustments to reconcile net income to net cash used was $0.7 million from A Warrant issuance costs included in financing. The changes in operating assets and liabilities were due to increases in accounts receivable of $3.1 million, inventory of $5.1 million, deferred costs from commercial product sales of $0.3 million, prepaid expenses and other current assets of $0.5 million, accrued expenses and other current liabilities of $6.6 million, deferred revenue of $2.0 million and purchase commitment liabilities of $3.4 million, offset by decreases in deferred costs from collaboration of $13.5 million, accounts payable of $10.3 million, deferred sales from collaboration of $17.5 million and deferred payment from collaboration of $135.0 million.

Cash provided from investing activities was $16.7 million for the nine months ended September 30, 2017 compared to cash used in investing activities of $1.1 million for the nine months ended September 30, 2016. The difference was primarily related to net proceeds received during the nine months ended September 30, 2017 for the sale of certain parcels of real estate owned by us in Valencia, California and certain related improvements, personal property, equipment, supplies and fixtures for $16.7 million.

Cash provided from financing activities was $15.3 million for the nine months ended September 30, 2017 primarily related to $19.4 million received from borrowings on the note payable to principal stockholder offset by a principal payment of $4.0 million on the facility financing obligation. Cash provided by financing activities of $42.9 million for the nine months ended September 30, 2016 was primarily related to $47.4 in net proceeds received from the sale of stock and warrants during the nine months ended September 30, 2016.

As of September 30, 2017, we had $20.1 million in cash and cash equivalents, which, does not include the approximately $57.7 million of net proceeds we received from the registered offering of our common stock completed in October 2017 after deducting placement agent fees and other offering expenses payable by us. Our cash position, together with our short-term debt obligations and anticipated operating expenses, raises substantial doubt about our ability to continue as a going concern. We expect to expend our capital resources for the manufacturing, sales and marketing of Afrezza and to develop our product candidates. We also intend to use our capital resources for general corporate purposes.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

Contractual Obligations

As of September 30, 2017, there were no material changes outside of the ordinary course of business in our contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in the Annual Report, except for the following:

Note Payable to Principal Stockholder

On June 27, 2017, we entered into an agreement with The Mann Group, pursuant to which the parties agreed to, among other things, (i) capitalize $10.7 million of accrued and unpaid interest as of September 30, 2017 under The Mann Group Loan Arrangement, resulting in such amount being classified as outstanding principal under The Mann Group Loan Arrangement, (ii) advance to us approximately $19.4 million, the remaining amount available for borrowing by us under The Mann Group Loan Arrangement after the foregoing capitalization of accrued and unpaid interest, and (iii) defer all interest payable on the outstanding principal under The Mann Group Loan Arrangement until July 1, 2018, unless such payments are otherwise permitted under the subordination agreement with Deerfield, and subject to further deferral under the subordination agreement with Deerfield until our payment obligations to Deerfield have been satisfied in full.  The outstanding principal amount, including the additional amounts borrowed under the June 2017 agreement, and all accrued interest thereon will continue to be due on January 5, 2020.

Facility Financing Obligation

On April 18, 2017, we entered into an Exchange Agreement with Deerfield pursuant to which we agreed to, among other things, (i) repay $4.0 million principal amount under the Tranche B notes; (ii) exchange $1.0 million principal amount under the Tranche B notes for 869,565 shares of our common stock; and (iii) exchange $5.0 million principal amount under the 2019 notes for 4,347,826 shares of our common stock. The exchange price for the Exchange Shares was $1.15 per share. We determined that the principal amount being repaid and exchanged under the Tranche B notes and the principal amount being exchanged under the 2019 notes represents the principal amount that would have otherwise become due and payable in May 2017 and July 2017 under the Tranche B notes and the 2019 notes, respectively.  On June 29, 2017, we entered into the Third Amendment resulting in the conversion of $5.0 million of the 2019 notes to common shares and deferment of $10.0 million of principal amount of the 2019 notes due July 18, 2017 to August 31, 2017.  This $10.0 million principal payment was subsequently deferred to January 15, 2018 under the Fourth Amendment with Deerfield, which we entered into on October 23, 2017.

Operating Lease Obligations

On May 5, 2017, we executed an office lease with Russell Ranch Road II LLC to lease office space for our corporate headquarters in Westlake Village, California. The office lease commenced in August 2017. The lease requires monthly payments of $40,951, increased by 3% annually, plus the estimated cost of maintaining the property by the landlord with a five month concession from September 2017 through January 2018. The lease expires December 2022 and provides us with a five year renewal option.

Our contractual obligations are more fully described in Note 5 – Related Party Arrangements, Note 6- Borrowings, Note 9 – Fair Value of Financial Instruments and Note 11 – Commitments and Contingencies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Due to the fixed interest rates of our debt, we currently do not have exposure to changes in our interest expense as a result of changes in interest rates. The interest rate on amounts borrowed under The Mann Group Loan Arrangement for the three and nine months ended September 30, 2017 was a fixed rate equal to 5.84%. As of September 30, 2017, the total principal amount outstanding under The Mann Group Loan Arrangement was $79.7 million. We also have debt related to the 2021 notes at a fixed interest rate of 5.75%, debt related to the 2019 notes at a fixed interest rate of 9.75% and debt related to the Tranche B notes at a fixed interest rate of 8.75%.

Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments are entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America.

If a change in interest rates equal to 10% of the interest rates on September 30, 2017 were to have occurred, this change would not have had a material effect on the value of our short-term investment portfolio.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our supply agreement with Amphastar. Such obligations are denominated in euros. At the end of each reporting period, these liabilities, if any, are converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We have not entered into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks, but may enter into foreign currency hedging transactions in the future. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to euro exchange rate equal to 10% of the U.S. dollar to euro exchange rate were to have occurred on September 30, 2017, this change would have resulted in a foreign currency impact to our pre-tax losses of approximately $11.0 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, we have concluded, as of such date, that our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of our officers and directors. In general, the complaints alleged that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court recently ruled that U.S. law will apply to this case. We are in the process of preparing a response to the plaintiff’s motion to certify the case as a class action.  We will vigorously defend against the claims advanced.

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

RISKS RELATED TO OUR BUSINESS

We will need to raise additional capital to fund our operations, and there is substantial doubt about our ability to continue as a going concern.*

This report includes disclosures stating that our existing cash resources and our accumulated stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities, including the commercialization of Afrezza and the development of our product candidates, and to avoid defaulting under the financial covenant in the Facility Agreement, which requires us to maintain at least $25.0 million in cash and cash equivalents as of the last day of each fiscal quarter.  On June 29, 2017, we entered into the Third Amendment with Deerfield, which, among other things, amended such financial covenant to provide that, if certain conditions remain satisfied, then the obligation to maintain at least $25.0 million in cash and cash equivalents as of the end of each quarter will be reduced to $10.0 million as of the last day of each month through October 31, 2017 and as of December 31, 2017. It may be difficult for us to raise additional funds on favorable terms, or at all. As of September 30, 2017, we had cash and cash equivalents of $20.1 million (which does not include the approximately $57.7 million of net proceeds we received from the registered offering of our common stock completed in October 2017) and a stockholders’ deficit of $251.0 million. Our cash position, together with our short-term debt obligations and anticipated operating expenses, raises substantial doubt about our ability to continue as a going concern. The extent of our additional funding requirements will depend on a number of factors, including:

•	the degree to which Afrezza is commercially successful;
•	the degree to which we are able to generate revenue from our Technosphere drug delivery platform;
•	the costs of developing and commercializing Afrezza on our own in the United States, including the costs of building our commercialization capabilities;
•	the costs of finding regional collaboration partners for the development and commercialization of Afrezza in foreign jurisdictions;
•	the demand by any or all of the holders of the 2021 notes, the 2019 notes, and the Tranche B notes to require us to repay or repurchase such debt securities if and when required;

•

our ability to repay or refinance existing indebtedness, and the extent to which the 2021 notes or any other convertible debt securities we may issue are converted into or exchanged for shares of our common stock;

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

We have raised capital in the past through the sale of equity and debt securities and we may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities including asset-based borrowings. There can be no assurances, however, that we will be able to raise additional capital in the future on acceptable terms, or at all. Issuances of additional debt or equity securities or the issuance of common stock upon conversion of outstanding convertible debt securities or upon exercise of outstanding warrants could impact the rights of the holders of our common stock and will dilute their ownership percentage. Moreover, the establishment of other funding facilities may impose restrictions on our operations. These restrictions could include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also will need to raise additional capital by pursuing opportunities for the licensing or sale of certain intellectual property and other assets. We cannot offer assurances, however, that any strategic collaborations, sales of securities or sales or licenses of assets will be available to us on a timely basis or on acceptable terms, if at all. We may be required to enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such relationships may not be on terms as commercially favorable to us as might otherwise be the case.

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

We have never, as an organization, launched or commercialized a product other than Afrezza, and there is no guarantee that we will be able to successfully do so with Afrezza. There are numerous examples of unsuccessful product launches, second launches that underperform original expectations and other failures to fully exploit the market potential of drug products, including by pharmaceutical companies with more experience and resources than us. During our initial transition of the commercial responsibilities from Sanofi, we utilized a contract sales organization to promote Afrezza while we focused our internal resources on establishing a channel strategy, entering into distribution agreements and developing co-pay assistance programs, a voucher program, data agreements and payor relationships. In early 2017, we recruited our own specialty sales force, which included some of the sales representatives that previously were employed by the contract sales organization. We will need to maintain and continue to build our commercialization capabilities in order to successfully commercialize Afrezza in the United States, and we may not have sufficient resources to do so. The market for skilled commercial personnel is highly competitive, and we may not be able to retain and find and hire all of the personnel we need on a timely basis or retain them for a sufficient period. In addition, Afrezza is a novel insulin therapy with a distinct profile and non-injectable administration, and we are therefore required to expend significant time and resources to train our sales force to be credible, persuasive and compliant with applicable laws in marketing Afrezza for the treatment diabetes to physicians and to ensure that a consistent and appropriate message about Afrezza is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of Afrezza and its proper administration, our efforts to successfully commercialize Afrezza could be put in jeopardy, which would negatively impact our ability to generate product revenues.

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

If we do not obtain regulatory approval of Afrezza in foreign jurisdictions, we will not be able to market Afrezza in any jurisdiction outside of the United States, which could limit our commercial revenues. We may not be successful in establishing regional partnerships or other arrangements with third parties for the commercialization of Afrezza outside of the United States. *

While Afrezza has been approved in the United States by the FDA for glycemic control in adult patients with diabetes, we have not yet sought approval in any other jurisdiction other than Brazil. In order to market Afrezza outside of the United States, we must obtain regulatory approval in each applicable foreign jurisdiction, and we may never be able to obtain such approvals. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical products outside the United States are subject to extensive regulation by foreign regulatory authorities, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for Afrezza, and we have not yet identified all of the requirements that we will need to satisfy to submit Afrezza for approval for other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support the NDA for Afrezza.

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

We may not be successful in our efforts to develop and commercialize our product candidates. *

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

We have a history of operating losses, we expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

We have never been profitable or generated positive cash flow from cumulative operations to date. Historically, we have reported negative cash flow from operations other than for the nine months ended September 30, 2014, for the year ended December 31, 2014, and for the three months ended March 31, 2015 as a result of our receipt of an upfront payment and milestone payments from Sanofi. As of September 30, 2017, we had an accumulated deficit of $2.8 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of Afrezza. In connection with our quarterly assessment of impairment indicators and inventory valuation for the quarter ended December 31, 2015, we identified an impairment of our long-lived assets and inventory, which resulted in charges of $140.4 million and $36.1 million, respectively, in such quarter. In addition, under the amended Insulin Supply Agreement with

Amphastar, we agreed to purchase certain annual minimum quantities of insulin for calendar years 2017 through 2023 for an aggregate total remaining purchase price of €93.0 million at September 30, 2017. We may not have the necessary capital resources on hand in order to service this contractual commitment.

Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. As of September 30, 2017, we had stockholders’ deficit of $251.0 million. Our ability to achieve and sustain positive cash flow from operations and profitability depends heavily upon successfully commercializing Afrezza, and we cannot be sure when, if ever, we will generate positive cash flow from operations or become profitable.

We have a substantial amount of debt pursuant to the 2021 notes, 2019 notes, Tranche B notes and The Mann Group Loan Arrangement, and we may be unable to make required payments of interest and principal as they become due.*

As of September 30, 2017, we had $167.4 million principal amount of outstanding debt, consisting of:

•

$27.7 million principal amount of 2018 notes bearing interest at 5.75% per annum and maturing on August 15, 2018, which was subsequently exchanged for a specified number of shares of common stock and $23.7 million principal amount of 2021 notes bearing interest at 5.75% per annum and maturing on October 23, 2021;

•

$45.0 million principal amount of 2019 notes bearing interest at 9.75% per annum, $10.0 million of which is due and payable on January 15, 2018, $15.0 million of which is due and payable in each of July 2018 and July 2019, and $5.0 million of which is due and payable in December 2019;

•

$15.0 million principal amount of Tranche B notes bearing interest at 8.75% per annum, $5.0 million of which is due and payable in each of May 2018 and 2019, and $5.0 million of which is due and payable in December 2019; and

•	$79.7 million principal amount of indebtedness under The Mann Group Loan Arrangement bearing interest at a fixed rate of 5.84% per annum due on January 5, 2020.

On June 27, 2017, we entered into an agreement with The Mann Group, pursuant to which the parties agreed to, among other things, (i) capitalize $10.7 million of accrued and unpaid interest as of June 30, 2017 under The Mann Group Loan Arrangement, resulting in such amount being classified as outstanding principal under The Mann Group Loan Arrangement, (ii) advance to us approximately $19.4 million, the remaining amount available for borrowing by us under The Mann Group Loan Arrangement after the foregoing capitalization of accrued and unpaid interest, and (iii) defer all interest payable on the outstanding principal under The Mann Group Loan Arrangement until July 1, 2018, unless such payments are otherwise permitted under the subordination agreement with Deerfield, and subject to further deferral pursuant to the terms of the subordination agreement with until our payment obligations to Deerfield have been satisfied in full. There are no additional funds available to borrow under The Mann Group Loan Arrangement. As of September 30, 2017, there was $1.2 million in unpaid interest under The Mann Group Loan Arrangement.

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the terms of our indebtedness when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2021 notes, or certain Major Transactions as defined in the Facility Agreement in respect of the 2019 notes and the Tranche B notes, the holders of the respective debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. The 2021 notes bear interest at the rate of 5.75% per year on the outstanding principal amount, payable in cash semiannually in arrears on February 15 and August 15 of each year. The 2019 notes bear interest at the rate of 9.75% per year on the outstanding principal amount and the Tranche B notes bear interest at the rate of 8.75% on the outstanding principal amount, with accrued interest on each payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. Outstanding loans under The Mann Group Loan Arrangement accrue interest at a rate of 5.84% per annum, due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, except that The Mann Group has agreed to defer interest payments until July 1, 2018 unless otherwise permitted by the subordination agreement with Deerfield, and such interest payments are subject to additional deferral beyond July 1, 2018 until our payment obligations to Deerfield have been satisfied in full. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2021 notes, 2019 notes, or Tranche B notes, or if we fail to repay or repurchase the 2021 notes, 2019 notes, Tranche B notes, or the loans under The Mann Group Loan Arrangement when required, we will be in default under the instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

The agreements governing our indebtedness contain covenants that we may not be able to meet and place restrictions on our operating and financial flexibility.*

Our obligations under the Facility Agreement, including any indebtedness under the 2019 notes and the Tranche B notes, and the Milestone Agreement are secured by substantially all of our assets, including our intellectual property, accounts receivables, equipment, general intangibles, inventory (excluding the insulin inventory) and investment property, and all of the proceeds and products of the foregoing. Our obligations under the Facility Agreement and the Milestone Agreement are also secured by a certain mortgage on our facility in Danbury, Connecticut. The Facility Agreement includes customary representations, warranties and covenants by us, including restrictions on our ability to incur additional indebtedness, grant certain liens, engage in certain mergers and acquisitions, make certain distributions and make certain voluntary prepayments. Events of default under the Facility Agreement include: our failure to timely make payments due under the 2019 notes or the Tranche B notes; inaccuracies in our representations and warranties to Deerfield; our failure to comply with any of our covenants under any of the Facility Agreement, Milestone Agreement or certain other related security agreements and documents entered into in connection with the Facility Agreement, subject to a cure period with respect to most covenants; our insolvency or the occurrence of certain bankruptcy-related events; certain judgments against us; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on our business; the acceleration of a specified amount of our indebtedness; our cash and cash equivalents falling below $25.0 million as of the last day of any fiscal quarter, or pursuant to the Third Amendment, $10.0 million as of the last day of each month through October 31, 2017 and as of December 31, 2017 if certain conditions are met. If we fail to timely pay accrued interest under The Mann Group Loan Arrangement when required, we will be in default under The Mann Group Loan Arrangement. If one or more events of default under the Facility Agreement occurs and continues beyond any applicable cure period, the holders of the 2019 notes and Tranche B notes may declare all or any portion of the 2019 notes and Tranche B notes to be immediately due and payable. The Milestone Agreement includes customary representations and warranties and covenants by us, including restrictions on transfers of intellectual property related to Afrezza. The milestones are subject to acceleration in the event we transfer our intellectual property related to Afrezza in violation of the terms of the Milestone Agreement.

There can be no assurance that we will be able to comply with the covenants under any of the foregoing agreements, and we cannot predict whether the holders of the 2019 notes or Tranche B notes would demand repayment of the outstanding balance of the 2019 notes or the Tranche B notes as applicable or exercise any other remedies available to such holders if we were unable to comply with these covenants. The covenants and restrictions contained in the foregoing agreements could significantly limit our ability to respond to changes in our business or competitive activities or take advantage of business opportunities that may create value for our stockholders and the holders of our other securities. In addition, our inability to meet or otherwise comply with the covenants under these agreements could have an adverse impact on our financial position and results of operations and could result in an event of default under the terms of our other indebtedness, including our indebtedness under the 2021 notes. In the event of certain future defaults under the foregoing agreements for which we are not able to obtain waivers, the holders of the 2021 notes, 2019 notes and Tranche B notes may accelerate all of our repayment obligations, and, with respect to the 2019 notes and Tranche B notes, take control of our pledged assets, potentially requiring us to renegotiate the terms of our indebtedness on terms less favorable to us, or to immediately cease operations. If we enter into additional debt arrangements, the terms of such additional arrangements could further restrict our operating and financial flexibility. In the event we must cease operations and liquidate our assets, the rights of any holders of our outstanding secured debt would be senior to the rights of the holders of our unsecured debt and our common stock to receive any proceeds from the liquidation.

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

Afrezza or our product candidates may be rendered obsolete by rapid technological change. *

A number of established pharmaceutical companies have or are developing technologies for the treatment of unmet medical needs.

The rapid rate of scientific discoveries and technological changes could result in Afrezza or one or more of our product candidates becoming obsolete or noncompetitive. Our competitors may develop or introduce new products that render our technology or Afrezza less competitive, uneconomical or obsolete. For example, in September 2017, Novo Nordisk announced that Fiasp®, a faster formulation of insulin aspart injection, was approved by the FDA. Our future success will depend not only on our ability to develop our product candidates but to improve them and keep pace with emerging industry developments. We cannot assure you that we will be able to do so.

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

Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. For example, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In Congress, the U.S. House of Representatives passed PPACA replacement legislation known as the American Health Care Act of 2017 in May 2017, which was not introduced in the Senate. More recently, the Senate Republicans have proposed multiple bills to repeal or repeal and replace portions of the PPACA.  Although none of these measures haves been enacted, Congress may consider other legislation to repeal or replace certain elements of the PPACA. On, October 12, 2017, President Trump signed another Executive Order directing certain federal agencies to propose regulations or guidelines to permit small businesses to form association health plans, expand the availability of short-term, limited duration insurance, and expand the use of health reimbursement arrangements, which may circumvent some of the requirements for health insurance mandated by the ACA .In addition, citing legal guidance from the U.S. Department of Justice, the U.S. Department of Health and Human Services, has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the PPACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made.  The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA. While Congress is considering legislation to appropriate funds for CSR payments the future of that legislation is uncertain. We continue to evaluate the potential effect of the possible repeal and replacement of the PPACA may have on our business.

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

We and certain of our executive officers and directors have been named as defendants in ongoing securities lawsuits that could result in substantial costs and divert management’s attention.*

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the District Court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of our officers and directors. The complaints alleged that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of MannKind’s common stock. The plaintiffs are seeking monetary damages. In November 2016, the court in Israel dismissed one of the actions without prejudice. In the remaining action, the district court recently ruled that U.S. law will apply to this case.  We are in the process of preparing a response to the plaintiff’s motion to certify the case as a class action. We intend to vigorously defend against these claims. If we are not successful in our defense, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if such claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

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

We deal with hazardous materials and must comply with environmental laws and regulations, which can be expensive and restrict how we do business. *

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

When we purchased the facilities located in Danbury, Connecticut in 2001, a soil and groundwater investigation and remediation was being conducted by a former site operator (the responsible party) under the oversight of the Connecticut Department of Environmental Protection, which is not completed. The responsible party will make all filings necessary to achieve closure for the environmental remediation conducted at the site, and has agreed to indemnify us for any future costs and expenses we may incur that are directly related to the final closure. If we are unable to collect these future costs and expenses, if any, from the responsible party, our business, financial condition and results of operations may be harmed.

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

In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for: issuance upon the exercise of stock options, warrant exercises, and the vesting of restricted stock unit awards; the purchase of shares of common stock under our employee stock purchase program; and the issuance of shares upon exchange or conversion of the 2021 notes or any other convertible debt we may issue. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance or sale of substantial amounts of common stock, or the perception that such issuances or sales may occur, could adversely affect the market price of our common stock and other securities.

Our stock price is volatile and may affect the market price of our common stock and other securities.*

Between January 1, 2014 and September 30, 2017, our closing stock price as reported on The NASDAQ Global Market has ranged from $0.71 to $54.80, adjusted for the reverse stock split that occurred during this period; in unadjusted terms, the range over this period was $0.14 to $10.96. The trading price of our common stock is likely to continue to be volatile. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue.

The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:

•	our ability to obtain marketing approval for Afrezza outside of the United States and to find collaboration partners for the commercialization of Afrezza in foreign jurisdictions;
•	our future estimates of Afrezza sales, prescriptions or other operating metrics;
•	our ability to successful commercialize our Technosphere drug delivery platform;
•	the progress of preclinical and clinical studies of our product candidates and of post-approval studies of Afrezza required by the FDA;
•	the results of preclinical and clinical studies of our product candidates;
•	general economic, political or stock market conditions, especially for emerging growth and pharmaceutical market sectors;
•	legislative developments;
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

The future sale of our common stock or the exchange or conversion of our 2021 notes into common stock could negatively affect the market price of our common stock and other securities.*

As of October 31, 2017, we had 117,147,107 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise the issuance of additional shares of our common stock upon the exchange or conversion of some or all of our 2021 notes, or 2019 notes, Tranche B notes, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

We have a limited number of unreserved shares available for future issuance, which may impair our ability to conduct future financing and other transactions.*

Our amended and restated certificate of incorporation, as amended, currently authorizes us to issue up to 140,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of October 24, 2017, we had a total of 4,094,204 shares of common stock that were authorized but unissued, and we have currently reserved a significant number of these shares for future issuance pursuant to outstanding equity awards, our equity plans and our 2019 notes, Tranche B notes, and interest payments under or upon conversion of the 2021 notes. As a result, our ability to issue shares of common stock other than pursuant to existing arrangements will be limited until such time, if ever, that we are able to amend our amended and restated certificate of incorporation to further increase our authorized shares of common stock or shares currently reserved for issuance otherwise become available (for example, due to the termination of the underlying agreement to issue the shares).  As described in our preliminary proxy statement filed with the SEC on November 7, 2017, we are presenting a proposal for stockholder vote at a special meeting of stockholders to be held on December 13, 2017 to approve an amendment to our amended and restated certificate of incorporation to increase the authorized number of shares of common stock from 140,000,000 to 280,000,000 shares. There is no guarantee that this proposal will be approved by our stockholders.

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

4.3

Form of 9.75% Senior Secured Convertible Promissory Note due 2019 (incorporated by reference Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 1, 2013).

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

4.8

Facility Agreement, dated as of July 1, 2013, by and among MannKind Corporation, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 1, 2013).

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

4.12

Fourth Amendment to Facility Agreement, dated October 23, 2017 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 23, 2017).

4.13

Indenture, by and between MannKind and U.S. Bank (dated October 30, 2017 (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 30, 2017).

4.14

Form of 5.75% Convertible Senior Subordinated Exchange Note due 2021 (incorporated by reference to Exhibit A of Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 30, 2017).

4.15

Form of Warrant to Purchase Common Stock issued November 16, 2015 (incorporated by reference to Exhibit 4.17 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 15, 2016).

10.1*

Offer Letter Agreement, dated July 12, 2017, by and between MannKind and Steven Binder (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 17, 2017).

10.2	Form of Exchange Agreement (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 2, 2017).

10.3

Form of Securities Purchase Agreement, dated October 10, 2017 (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 11, 2017).

10.4

Engagement Letter, dated October 10, 2017, by and between MannKind and H.C. Wainwright & Co. LLC (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 11, 2017).

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

Dated: November 7, 2017	MANNKIND CORPORATION

	By:	/s/ MICHAEL CASTAGNA
Michael Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ STEVEN B. BINDER
Steven B. Binder
Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)