Form 10-K
period 2017-12-31
MANNKIND CORP
filed 2018-02-27
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(818) 661-5000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2017, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Global Market, was approximately $103,912,399.

As of February 9, 2018, there were 120,467,137 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement (the “Proxy Statement”) for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 2018 are incorporated by reference in Part III of this Annual Report on Form 10-K.

MANNKIND CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2017

Forward-Looking Statements

Statements in this report that are not strictly historical in nature are “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These statements may include, but are not limited to, statements regarding: our ability to successfully market, commercialize and achieve market acceptance for Afrezza or any other product candidates or therapies that we may develop; our ability to manufacture sufficient quantities of Afrezza and obtain insulin supply as needed; our ability to successfully commercialize our Technosphere drug delivery platform; our estimates for future performance; our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing; the progress or success of our research, development and clinical programs, including the application for and receipt of regulatory clearances and approvals; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and scientific studies and the conclusions we draw from them. These statements are only predictions or conclusions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” and elsewhere in this report. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Afrezza ®, MedTone ®, Dreamboat ® and Technosphere ® are our trademarks in the United States. We have also applied for or have registered company trademarks in other jurisdictions, including Europe, Brazil and Japan. This document also contains trademarks and service marks of other companies that are the property of their respective owners.

PART I

Item 1. Business

Unless the context requires otherwise, the words “MannKind,” “we,” “Company,” “us” and “our” refer to MannKind Corporation and its subsidiaries.

We are a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for patients with diseases such as diabetes and pulmonary arterial hypertension. Our only approved product, Afrezza (insulin human [rDNA origin]) inhalation powder, is a rapid-acting inhaled insulin that was approved by the U.S. Food and Drug Administration (“FDA”) in June of 2014 to improve glycemic control in adult patients with diabetes. Afrezza became available by prescription in U.S. retail pharmacies in February 2015.  According to the Centers for Disease Control and Prevention, 30.3 million people in the United States had diabetes in 2015. Globally, the International Diabetes Federation has estimated that approximately 425.0 million people had diabetes in 2017 and approximately 629.0 million people will have diabetes by 2045.

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

From August 2014 until April 2016 Sanofi-Aventis Deutschland GmbH (which subsequently assigned its rights and obligations under the agreement to Sanofi-Aventis U.S. LLC (“Sanofi”)), was responsible for commercial, regulatory and development activities associated with Afrezza pursuant to a license and collaboration agreement (the “Sanofi License Agreement”). After a transition period during which Sanofi continued to fulfill orders for Afrezza, we assumed responsibility for worldwide development and commercialization of Afrezza and we began distributing MannKind-branded Afrezza to wholesalers in July 2016.  During the second half of 2016, we utilized a contract sales organization to promote Afrezza while we focused our internal resources on establishing a channel strategy, entering into distribution agreements and developing co-pay assistance programs, a voucher program, data agreements and payor relationships. In early 2017, we recruited our own specialty sales force to promote Afrezza to endocrinologists and certain high-prescribing primary care physicians.  In the future, we may seek to supplement our sales force through a co-promotion arrangement with a third party that has an underutilized primary care sales force, which can be used to promote Afrezza to greater number of primary care physicians.

Our current strategy for future commercialization of Afrezza outside of the United States, subject to receipt of the necessary foreign regulatory approvals, is to seek and establish regional partnerships in foreign jurisdictions where there are appropriate commercial opportunities.  Our first such regional partnership was formed in May 2017, when we entered into a supply and distribution agreement with Biomm S.A. to pursue regulatory approval and commercialization of Afrezza in Brazil.

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

The quality management systems of our Connecticut facility have been certified to be in conformance with the ISO 13485 and ISO 9001 standards. Our facility has been inspected twice by the FDA, once for a pre-approval inspection in the fall of 2009 and once for a regular inspection in May 2013. The FDA and potentially other foreign jurisdictions are expected to conduct additional inspections of our facility from time to time.

We believe that our Connecticut facility has enough capacity to satisfy the current commercial demand for Afrezza. In addition, the facility includes expansion space to accommodate additional filling lines and other equipment, allowing production capacity to be increased based on the reasonably foreseeable demand for Afrezza over the next several years.

Currently, the only approved source of insulin for Afrezza is manufactured by Amphastar France Pharmaceuticals S.A.S. (“Amphastar”). In April 2014, we entered into a supply agreement with Amphastar (the “Insulin Supply Agreement”), which was later amended in November 2016, to purchase certain annual minimum quantities with an initial aggregate purchase commitment of €120.1 million which, after taking into account contract amendments, extends through December 31, 2023 with the ability to renew for an additional two years with certain restrictions. As of December 31, 2017, there was €90.3 million remaining in aggregate purchase commitments under this agreement. See additional information in Note 14 – Commitments and Contingencies to the consolidated financial statements for further information related to the Insulin Supply Agreement.

Currently, we purchase the raw material for our proprietary excipient, FDKP (fumaryl diketopiperazine), which is the primary component of our Technosphere technology platform, from a major chemical manufacturer with facilities in Europe and North America. However, we also have the capability to manufacture FDKP in our Connecticut facility.

We have a supply agreement with the contract manufacturer that produces the parts for our inhaler and the corresponding cartridges. We expect to be able to qualify an additional vendor of plastic-molding contract manufacturing services, if warranted by demand. We assemble the inhalers at our Connecticut facility.

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

To aid in the development of our oral inhalation products, we have created a number of innovative development tools and techniques such as a novel inhalation profiling tool that uses miniature sensors to assess the drug delivery process at the level of an individual inhaler. This tool provides real-time insight into patient usage, device system performance and pharmacokinetic effects. We can combine this tool with other development tools, such as patient inhalation simulators and anatomically correct airway models, in order to integrate inhaler performance with formulation development right from the beginning of the development program. The result is a powder/inhaler combination product customized to the target patient population from the first clinical study.

As one example of an additional application of our formulation and delivery technologies, we entered into a collaboration and license agreement with Receptor Life Sciences (“Receptor”) in January 2016, pursuant to which we performed initial formulation studies on compounds identified by Receptor that treat conditions such as chronic pain, neurologic diseases and inflammatory disorders. Following the successful completion of these formulation studies, Receptor exercised its option to acquire an exclusive license to develop, manufacture and commercialize inhaled formulations of these compounds utilizing our technology. In addition, In January 2018, we submitted an investigational new drug application (“IND”) for an inhaled formulation of treprostinil to possibly treat pulmonary arterial hypertension.

Our Strategy

The following are the key elements of our strategy:

Commercialization and development of Afrezza. Our primary focus is the commercial success of Afrezza. Over the last several years, we have transformed from a manufacturing-based company into an integrated company with capabilities in marketing, sales, managed care and market access. During 2017, we expanded the footprint of our sales force and initiated direct-to-consumer advertising in selected television markets. Our ongoing priority is to enhance the commercial opportunity for Afrezza in the United States; however, we have also begun to pursue and establish regional partnerships for the development and commercialization of Afrezza in foreign jurisdictions where there are appropriate commercial opportunities.

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

Our Technosphere drug delivery platform, including Afrezza, enjoys patent protection relating to the particles, their manufacture, and their use for pulmonary delivery of drugs. We have additional patent coverage relating to dry powder formulations and the treatment of diabetes using Afrezza. We have been granted patent coverage for the commercial version of our inhaler and cartridges. We have additional pending patent applications, and expect to file further applications, relating to the drug delivery platform, methods of manufacture, the Afrezza product and its use, and other Technosphere-based products, inhalers and inhaler cartridges. Overall, Afrezza is protected by over 530 issued patents in the United States and selected jurisdictions around the world and we also have over 200 applications pending that may provide additional protection if and when they are allowed. These include composition and inhaler and cartridge patents providing protection for Afrezza with various expiration dates, the longer-lived of which will not expire until 2032. In addition, we have certain method of treatment claims that have terms extending into 2031.

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

Rapid-acting (Injected) Insulin

Currently, we believe that Afrezza has a unique pharmakenetic profile, i.e., with the first measureable effects occurring approximately 12 minutes after administration, reaching peak effects within 35 to 45 minutes after administration of a 4 or 12 unit dose. There are several formulations of “rapid-acting” insulin analogs that reach peak insulin levels within 45 to 90 minutes after injection. The principal products in this category are insulin lispro, which is marketed by Eli Lilly & Company, or Lilly; insulin aspart, which is marketed by Novo Nordisk A/S, or Novo Nordisk; and insulin glulisine, which is marketed by Sanofi.

In September 2017, Novo Nordisk announced that Fiasp ®, a faster formulation of insulin aspart, was approved by the FDA for improving glycemic control in adult patients with type 1 or type 2 diabetes. Fiasp was previously approved in Europe and Canada.

Inhaled Insulin Delivery Systems

Dance Biopharm, Inc. is developing a liquid formulation of recombinant human insulin for administration with a small handheld electronic inhaler.

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

•

Submission to the FDA of IND, which must become effective before human clinical trials may commence. The results of the preclinical studies are submitted to the FDA as part of the IND. Unless the FDA objects and places a clinical hold, the IND becomes effective 30 days following receipt by the FDA.

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

•

Submission to the FDA of a new drug application (“NDA”) based on the clinical trials. The results of product development, preclinical studies and clinical trials are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the product. Under the Pediatric Research Equity Act, NDAs are required to include an assessment, generally based on clinical study data, of the safety and efficacy of drugs for all relevant pediatric populations. The statute provides for waivers or deferrals in certain situations.

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

Medical products containing a combination of new drugs, biological products, or medical devices are regulated as “combination products” in the United States. A combination product generally is defined as a product comprised of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic, or device. The testing and approval process requires substantial time, effort and financial resources. Data that we submit are subject to varying interpretations, and the FDA and comparable regulatory authorities in foreign jurisdictions may not agree that our product candidates have been shown to be safe and effective. We cannot be certain that any approval of our investigational products will be granted on a timely basis, if at all. For an approved product such as Afrezza, we are subject to continuing regulation by the FDA, including post marketing study commitments or requirements, risk evaluation and mitigation strategies, record-keeping requirements, reporting of adverse experiences with the product, submitting other periodic reports, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, and complying with certain electronic records and signature requirements. Prior to and following approval, if granted, all manufacturing sites are subject to inspection by the FDA and other national regulatory bodies and must comply with cGMP, QSR and other requirements enforced by the FDA and other national regulatory bodies through their facilities inspection program. Foreign manufacturing establishments must comply with similar regulations. In addition, our drug-manufacturing facilities located in Connecticut and the facilities of our insulin supplier, the supplier(s) of FDKP and the supplier(s) of our cartridges are subject to federal registration and listing requirements and, if applicable, to state licensing requirements. Failure, including those of our suppliers, to obtain and maintain applicable federal registrations or state licenses, or to meet the inspection criteria of the FDA or the other national regulatory bodies, would disrupt our manufacturing processes and would harm our business. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full compliance. Numerous device regulatory requirements apply to the device part of a drug-device combination. These include:

•	product labeling regulations;
•	general prohibition against promoting products for unapproved or “off-label” uses;
•	corrections and removals ( e.g., recalls);
•	establishment registration and device listing;
•	general prohibitions against the manufacture and distribution of adulterated and misbranded devices; and
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

Further, if a drug product is reimbursed by Medicare, Medicaid or other federal or state healthcare programs, we must comply with, among others, the federal civil and criminal false claims laws, including the civil False Claims Act, as amended, the federal Anti-Kickback Statute, as amended, and similar state laws. If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Medicare Prescription Drug Improvement and Modernization Act of 2003. Additionally, PPACA substantially changed the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, PPACA established: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. There have been judicial and congressional challenges to certain aspects of PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. President Trump has signed two Executive Orders to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal portions or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolutions on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical devise excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Other legislative changes have been proposed and adopted in the United States since PPACA. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the BBA , will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers. In the future, there are likely to be additional proposals relating to the reform of the U.S. health care system, some of which could further limit the prices we are able to charge for our products, or the amounts of reimbursement available for our products. If drug products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

Moreover, in the United States, there have been several congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion, and members of Congress and the Trump administration have stated that they will address such costs through new legislative and administrative measures. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology and Clinical Health Act (“HITECH”), and their respective implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates” — independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. State laws also govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. In addition, the European Union, or EU, has established its own data security and privacy legal framework, including but not limited to Directive 95/46/EC, or the Data Protection Directive. The Data Protection Directive will be replaced starting in May 2018 with the recently adopted European General Data Protection Regulation, or GDPR, which contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. We anticipate that over time we may expand our business operations to include additional operations in the EU, including potentially conducting preclinical and clinical trials. With such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR

Also, many states have similar healthcare statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, that apply regardless of the payer. Additional state laws require pharmaceutical companies to implement a comprehensive compliance program and/or limit expenditure for, or payments to, individual medical or health professionals.

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

Research and Development Expenses

Our research and development expenses totaled $14.1 million, $14.9 million and $29.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Long-Lived Assets

Our long-lived assets are located in the United States and totaled $26.9 million, $28.9 million and $48.7 million as of December 31, 2017, 2016 and 2015, respectively. Our long-lived assets as of December 31, 2016 do not include an asset held for sale totaling $16.7 million.

Employees

As of December 31, 2017, we had 250 full-time employees, of which 65 were engaged in manufacturing, 32 in research and development, 40 in general and administrative and 113 in selling and marketing. Seventeen of these employees had a Ph.D. degree and/or M.D. degree and were engaged in activities relating to research and development, manufacturing, quality assurance or business development.

None of our employees is subject to a collective bargaining agreement. We believe relations with our employees are good.

Corporate Information

We were incorporated in the State of Delaware on February 14, 1991. Our principal executive offices are located at 30930 Russell Ranch Road, Suite 301, Westlake Village, California 91362, and our telephone number at that address is (818) 661-5000. MannKind Corporation and the MannKind Corporation logo are our service marks and trademarks. Our website address is http://www.mannkindcorp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.

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

On March 3, 2017, our common stock began trading on The NASDAQ Global Market on a split-adjusted basis. All references to shares of common stock, all per share data, and all warrant, stock option and restricted stock unit activity for all periods presented in this Annual Report have been adjusted to reflect the Reverse Stock Split on a retrospective basis.

On December 13, 2017 we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of our common stock from 140,000,000 to 280,000,000 shares, as authorized and approved at a special meeting of stockholders on December 13, 2017.

Scientific Advisors

We seek advice from a number of leading scientists and physicians on scientific, technical and medical matters. These advisors are leading scientists in the areas of pharmacology, chemistry, immunology and biology. Our scientific advisors are consulted regularly to assess, among other things:

•	our research and development programs;
•	the design and implementation of our clinical programs;
•	our patent and publication strategies;
•	market opportunities from a clinical perspective;
•	new technologies relevant to our research and development programs; and
•	specific scientific and technical issues relevant to our business.

Executive Officers of the Registrant

The following table sets forth our current executive officers and their ages:

Name	Age	Position(s)
Michael E. Castagna, Pharm.D.	41	Chief Executive Officer
Steven B. Binder	55	Chief Financial Officer
Joseph Kocinsky	54	Chief Technology Officer
Patrick McCauley	52	Chief Commercial Officer
David B. Thomson, Ph.D., J.D.	51	General Counsel and Secretary
David M. Kendall, M.D	56	Chief Medical Officer
Stuart A. Tross, Ph.D.	51	Chief People and Workplace Officer
Rosabel R. Alinaya	57	Senior Vice President, Investor Relations and Treasury
Courtney Barton	35	Vice President, Chief Compliance and Privacy Officer

Michael E. Castagna, Pharm.D. has been our Chief Executive Officer since May 2017 and was our Chief Commercial Officer from March 2016 until May 2017. From November 2012 until he joined us, Dr. Castagna was at Amgen, Inc., where he initially served as Vice President, Global Lifecycle Management and was most recently Vice President, Global Commercial Lead for Amgen’s Biosimilar Business Unit. From 2010 to 2012, he was Executive Director, Immunology, at Bristol-Myers Squibb Company (“BMS”), an innovative global biopharmaceutical company. Before BMS, Dr. Castagna served as Vice President & Head, Biopharmaceuticals, North America, at Sandoz, a division of Novartis. He has also held positions with commercial responsibilities at EMD (Merck) Serono, Pharmasset and DuPont Pharmaceuticals. He received his pharmacy degree from the University of the Sciences-Philadelphia College of Pharmacy, a Doctor of Pharmacy from Massachusetts College of Pharmacy & Sciences and an MBA from The Wharton School of Business at the University of Pennsylvania.

Steven B. Binder has been our Chief Financial Officer since July 2017. Before joining us, since 2013 Mr. Binder served as Vice President and Chief Financial Officer of the International Group of Striker Corporation, a leading global medical technology company, based in Singapore. Prior to Stryker, Mr. Binder served in a series of senior leadership roles at BMS. His last four positions at BMS were Vice President, Finance roles over different geographic operating units: United States (2012-2013), Europe (2008-2011), AsiaPacific (2005-2007), and Japan (2003-2005). Prior to his international experience, Mr. Binder served in three senior leadership roles for Oncology Therapeutics Network, a U.S. based independent subsidiary of BMS: Vice President, Strategic Development (2001-2003), Vice President, Customer Operations (2000-2001), and Chief Financial Officer (1997-2000). Before Oncology Therapeutics Network, Mr. Binder progressed through three finance and accounting roles for BMS Worldwide Medicines Group after joining the company in 1992. Before BMS, he worked for Deloitte & Touche LLP in a series of auditing roles with increasing responsibility over an eight year period beginning in 1984. Mr. Binder received a B.S. degree in Accounting and Business Administration from Muhlenberg College and is a Certified Public Accountant.

Joseph Kocinsky has been our Chief Technology Officer since October 2015 and has served in various roles of increasing responsibility since joining us in 2003. He was previously at Schering-Plough Corp. Mr. Kocinsky holds a bachelor’s degree in chemical engineering and a master’s degree in Biomedical Engineering from New Jersey Institute of Technology and a master’s degree in business administration from Seton Hall University.

Patrick McCauley has been our Chief Commercial Officer since July 2017. Prior to joining us, he spent twelve years at Astellas Pharma in a series of senior sales and compliance leadership roles of increasing responsibility. Prior to Astellas, Mr. McCauley was a member of the U.S. commercialization team and held a sales leadership role with Yamanouchi Pharma before the merger of Yamanouchi and Fujisawa Pharma to create Astellas in 2005. Before that, Mr. McCauley spent thirteen years with DuPont Pharmaceuticals and one year with BMS which acquired DuPont Pharmaceuticals in 2001. At DuPont and BMS, Mr. McCauley held a series of leadership roles across the sales, contracting and pricing, and clinical areas. Throughout his various career moves, Mr. McCauley has developed deep commercial expertise serving both specialty and primary care healthcare providers. He received an MBA from the Kellogg School of Management at Northwestern University, a JD from the South Texas College of Law, and a BA in Economics from the University of Notre Dame.

David M. Kendall, M.D. has been our Chief Medical Officer since February 2018.  His career includes over 30 years of experience in diabetes and metabolism research, clinical management, research, and policy advocacy. Most recently, he served as Research Physician and Vice President of Global Medical Affairs for Lilly Diabetes from 2011 to 2018, and during that time was responsible for all medical affairs activities and guided research and development strategy across multiple geographies. In this role, he worked to re-establish Lilly Diabetes as a world class medical organization and added to his extensive experience with both injected and mealtime insulins, as well as devices and continuous glucose monitors. Prior to joining Eli Lilly, Dr. Kendall served as Chief Scientific and Medical Officer at the American Diabetes Association, where he was responsible for all medical affairs, medical education, research, outcomes, and medical policy activities. Earlier in his career, Dr. Kendall served as Medical Director at the International Diabetes Center (1997-2009), Executive Director of Medical Affairs at Amylin Pharmaceuticals from 2005 to 2008, and as a consultant in endocrinology at the Park Nicollet Clinic (1994-1997). He received his M.D. and completed his Post Graduate Medical Training at the University of Minnesota, and earned a B.A. in Biology from St. Olaf College.

David B. Thomson, Ph.D., J.D. has been our General Counsel and Corporate Secretary since January 2002. Prior to joining us, he practiced corporate/commercial and securities law at a major Toronto law firm. Earlier in his career, Dr. Thomson was a post-doctoral fellow at the Rockefeller University. Dr. Thomson obtained his bachelor’s degree, master’s degree and Ph.D. from Queens University and obtained his J.D. from the University of Toronto.

Stuart A. Tross, Ph.D. has been our Chief People and Workplace Officer since December 2016, with responsibilities for human resources, information technology, corporate communications and west coast facilities. From 2006 to 2016 he served in various roles of increasing responsibility at Amgen, Inc., most recently as Senior Vice President and Chief Human Resources Officer responsible for human resources and security on a global basis. From 1998 to 2006 he served in a series of leadership roles at BMS, most recently as Vice President and Global Head of Human Resources for Mead Johnson Company. Stuart received a B.S. degree from Cornell University and M.S. and Ph.D. degrees in Industrial-Organizational Psychology from the Georgia Institute of Technology.

Rosabel R. Alinaya has been our Senior Vice President, Investor Relations and Treasury since July 2017. From January 2016 to July 2017, she served as our principal accounting officer, with responsibility for finance, accounting, tax, treasury, investor relations and risk management. From May 2017 until July 2017, she also served as Acting Chief Financial Officer. Previously, she was our Vice President, Finance since March 2011 after serving as our Corporate Controller since June 2003. Ms. Alinaya began her career at Deloitte & Touche LLP, graduating from California State University, Northridge and is a Certified Public Accountant.

Courtney Barton has been our Vice President, Chief Compliance Officer since March 2017. From December 2015 until she joined us, she served as Chief Compliance Officer for Anacor Pharmaceuticals, Inc. Prior to that, Ms. Barton served in compliance and privacy roles for Kythera Biopharmaceuticals, Inc. from November 2014 to November 2015, Allergan, Inc. from September 2013 to October 2014, Bausch & Lomb, Inc. from September 2006 to September 2013 and Winn-Dixie Stores, Inc. from August 2003 to August 2006. She has also held positions with Merrill Lynch and Janus, including an international appointment. Ms. Barton holds Bachelor’s degrees in Political Science and International Relations from Syracuse University and is a Certified Compliance and Ethics Professional (CCEP) and Certified Information Privacy Professional (CIPP US/E).

Executive officers serve at the discretion of our board of directors. There are no family relationships between any of our directors and executive officers.

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this Annual Report before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this Annual Report. Additional risks and uncertainties that we are unaware of, may also become important factors that affect us. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

RISKS RELATED TO OUR BUSINESS

We will need to raise additional capital to fund our operations, and there is substantial doubt about our ability to continue as a going concern.

This report includes disclosures stating that our existing cash resources and our accumulated stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities, including the commercialization of Afrezza and the development of our product candidates, and to avoid defaulting under the financial covenant in our Facility Agreement with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) dated July 1, 2013 (as amended, the “Facility Agreement”), which requires us to maintain at least $25.0 million in cash and cash equivalents , or available borrowings under the loan arrangement, dated as of October 2, 2007, between us and The Mann Group LLC (as amended, “The Mann Group Loan Arrangement”), as of the last day of each fiscal quarter.  On June 29, 2017, we entered into an Exchange and Third Amendment to the Facility Agreement (the “Third Amendment”) with Deerfield, which, among other things, amended such financial covenant to provide that, if certain conditions remain satisfied, then the obligation to maintain at least $25.0 million in cash and cash equivalents as of the end of each quarter will be reduced to $10.0 million as of the last day of each month through October 31, 2017 and as of December 31, 2017. We met the required conditions as of the last day of each of those periods. It may be difficult for us to raise additional funds on favorable terms, or at all. As of December 31, 2017, we had cash and cash equivalents of $43.9 million and a stockholders’ deficit of $214.7 million. Our cash position, together with our short-term debt obligations and anticipated operating losses due to increased effort on commercialization and research and development projects, raises substantial doubt about our ability to continue as a going concern. The extent of our additional funding requirements will depend on a number of factors, including:

•	the degree to which Afrezza is commercially successful;
•	the degree to which we are able to generate revenue from our Technosphere drug delivery platform;
•	the costs of developing and commercializing Afrezza on our own in the United States, including the costs of expanding our commercialization capabilities;
•	the costs of finding regional collaboration partners for the development and commercialization of Afrezza in foreign jurisdictions;
•	the demand by any or all of the holders of our debt instruments to require us to repay or repurchase such debt securities if and when required;
•

our ability to repay or refinance existing indebtedness, and the extent to which our notes with conversion options or any other convertible debt securities we may issue are converted into or exchanged for shares of our common stock;

•	the rate of progress and costs of our clinical studies and research and development activities;
•	the costs of procuring raw materials and operating our manufacturing facilities;
•

our obligation to make milestone payments pursuant to a Milestone Rights Purchase Agreement (the “Milestone Agreement”) with Deerfield and Horizon Santé FLML SÁRL (collectively, the “Milestone Purchasers”), which requires us to make contingent payments to the Milestone Purchasers, totaling up to $90.0 million, upon us achieving specified commercialization milestones (the “Milestone Rights”);

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

We have raised capital in the past through the sale of equity and debt securities and we may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities including asset-based borrowings. There can be no assurances, however, that we will be able to raise additional capital in the future on acceptable terms, or at all. Issuances of additional debt or equity securities or the issuance of common stock upon conversion of outstanding convertible debt securities or upon the exercise of our currently outstanding warrants for shares of our common stock could impact the rights of the holders of our common stock and will dilute their ownership percentage. Moreover, the establishment of other funding facilities may impose restrictions on our operations. These restrictions could include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also will need to raise additional capital by pursuing opportunities for the licensing or sale of certain intellectual property and other assets. We cannot offer assurances, however, that any strategic collaborations, sales of securities or sales or licenses of assets will be available to us on a timely basis or on acceptable terms, if at all. We may be required to enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such relationships may not be on terms as commercially favorable to us as might otherwise be the case.

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

We cannot provide assurances that changed or unexpected circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. There can be no assurances that we will be able to raise additional capital in sufficient amounts or on favorable terms, or at all. If we are unable to raise adequate additional capital when required or in sufficient amounts or on terms acceptable to us, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses, sell assets (potentially at a loss), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue an acquisition of our company at a price that may result in up to a total loss on investment for our stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all of our assets. In addition, if we default under the Facility Agreement. Deerfield could foreclose on substantially all of our assets.

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

The Company is not currently profitable and has rarely generated positive net cash flow from operations. As of December 31, 2017, we had an accumulated deficit of $2.9 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill, inventory and property, plant and equipment and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of Afrezza. In addition, under the amended Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin for calendar years 2018 through 2023 for an aggregate total remaining purchase price of €90.3 million at December 31, 2017. We may not have the necessary capital resources on hand in order to service this contractual commitment.

Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Our ability to achieve and sustain positive cash flow from operations and profitability depends heavily upon successfully commercializing Afrezza, and we cannot be sure when, if ever, we will generate positive cash flow from operations or become profitable.

We have a substantial amount of debt, and we may be unable to make required payments of interest and principal as they become due.

As of December 31, 2017, we had $157.8 million principal amount of outstanding debt, consisting of:

•

$23.7 million principal amount of senior convertible notes bearing interest at 5.75% per annum (the “2021 notes”), with interest payable in cash semiannually in arrears on February 15 and August 15of each year, and maturing on October 23, 2021;

•

$39.4 million principal amount of notes issued pursuant to the Facility Agreement, bearing interest at 9.75% per annum (the “2019 notes”), which is payable in cash quarterly in arrears on the last business day of March, June, September and December of each year, and of which total principal amount $4.4 million was scheduled to become due and payable on January 19, 2018, $15.0 million will become due and payable in each of July 2018 and July 2019, and $5.0 million will become due and payable in December 2019;

•

$15.0 million principal amount of notes issued pursuant to the Facility Agreement, bearing interest at 8.75% per annum (the “Tranche B notes” and together with the 2019 notes, the “Facility Financing Obligation”), which is payable in cash quarterly in arrears on the last business day of March, June, September, and December of each year, and of which total principal amount $5.0 million will become due and payable in each of May 2018,May 2019, and December 2019; and

•

$79.7 million principal amount of indebtedness under The Mann Group Loan Arrangement maturing on January 5, 2010, bearing interest at a fixed rate of 5.84% per annum payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, except that the lender has agreed to defer interest payments until July 1, 2018 unless otherwise permitted under the subordination agreement with Deerfield, and such interest payments are subject to additional deferral beyond July 1, 2018 until our payment obligations to Deerfield have been satisfied in full.

On January 18, 2018, we entered into an Exchange and Sixth Amendment to Facility Agreement (the “Sixth Deerfield Amendment”) with Deerfield, pursuant to which, among other things, we issued to Deerfield an aggregate of 1,267,972 shares of our common stock in exchange for the cancellation of $3,157,251 of 2019 notes. In addition, the payment date for the remaining $1,250,000 in remaining principal amount of the 2019 notes that was previously due to be repaid on January 19, 2018 was extended to May 6, 2018.

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

Our obligations under the Facility Agreement, including any indebtedness under the 2019 notes and the Tranche B notes, and the Milestone Agreement are secured by substantially all of our assets, including our intellectual property, accounts receivables, equipment, general intangibles, inventory (excluding the insulin inventory) and investment property, and all of the proceeds and products of the foregoing. Our obligations under the Facility Agreement and the Milestone Agreement are also secured by a certain mortgage on our facility in Danbury, Connecticut. The Facility Agreement includes customary representations, warranties and covenants by us, including restrictions on our ability to incur additional indebtedness, grant certain liens, engage in certain mergers and acquisitions, make certain distributions and make certain voluntary prepayments. Events of default under the Facility Agreement include: our failure to timely make payments due under the Facility Financing Obligation; inaccuracies in our representations and warranties to Deerfield; our failure to comply with any of our covenants under any of the Facility Agreement, Milestone Agreement or certain other related security agreements and documents entered into in connection with the Facility Agreement, subject to a cure period with respect to most covenants; our insolvency or the occurrence of certain bankruptcy-related events; certain judgments against us; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on our business; the acceleration of a specified amount of our indebtedness; our cash and cash equivalents falling below $25.0 million as of the last day of any fiscal quarter, or pursuant to the Third Amendment, $10.0 million as of the last day of each month through October 31, 2017 and as of December 31, 2017 if certain conditions are met. We met the required conditions as of the last day of those periods. If we fail to timely pay accrued interest under The Mann Group Loan Arrangement when required, we will be in default under The Mann Group Loan Arrangement. If one or more events of default under the Facility Agreement occurs and continues beyond any applicable cure period, the holders of the Facility Financing Obligation may declare all or any portion of the Facility Financing Obligation to be immediately due and payable. The Milestone Agreement includes customary representations and warranties and covenants by us, including restrictions on transfers of intellectual property related to Afrezza. The milestones are subject to acceleration in the event we transfer our intellectual property related to Afrezza in violation of the terms of the Milestone Agreement.

There can be no assurance that we will be able to comply with the covenants under any of the foregoing agreements, and we cannot predict whether the holders of the Facility Financing Obligation would demand repayment of the outstanding balance of the Facility Financing Obligation as applicable or exercise any other remedies available to such holders if we were unable to comply with these covenants. The covenants and restrictions contained in the foregoing agreements could significantly limit our ability to respond to changes in our business or competitive activities or take advantage of business opportunities that may create value for our stockholders and the holders of our other securities. In addition, our inability to meet or otherwise comply with the covenants under these agreements could have an adverse impact on our financial position and results of operations and could result in an event of default under the terms of our other indebtedness, including our indebtedness under the 2021 notes. In the event of certain future defaults under the foregoing agreements for which we are not able to obtain waivers, the holders of the 2021 notes and Facility Financing Obligation may accelerate all of our repayment obligations, and, with respect to the Facility Financing Obligation, take control of our pledged assets, potentially requiring us to renegotiate the terms of our indebtedness on terms less favorable to us, or to immediately cease operations. If we enter into additional debt arrangements, the terms of such additional arrangements could further restrict our operating and financial flexibility. In the event we must cease operations and liquidate our assets, the rights of any holders of our outstanding secured debt would be senior to the rights of the holders of our unsecured debt and our common stock to receive any proceeds from the liquidation.

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

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payors to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets the pricing of prescription pharmaceuticals is subject to governmental control. In the United States, there have been several congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion, and members of Congress and the Trump administration have stated that they will address such costs through new legislative and administrative measures. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that there will continue to be a number of federal and state proposals to implement similar and/or additional governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private payors for healthcare goods and services may take in response to any drug pricing and reimbursement reform proposals or legislation. Such reforms may limit our ability to generate revenues from sales of Afrezza or other products that we may develop in the future and achieve profitability. Further, to the extent that such reforms have a material adverse effect on the business, financial condition and profitability of any future marketing partner for Afrezza, and companies that are prospective collaborators for our product candidates, our ability to commercialize Afrezza and our product candidates under development may be adversely affected.

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

•

a 2.3% medical device excise tax on certain transactions, including many U.S. sales of medical devices, which currently includes and we expect will continue to include U.S. sales of certain drug-device combination products, which has been suspended for calendar years 2016 through 2019;

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
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to judicial and congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, and also increases in 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent under current law to 70 percent. We continue to evaluate the potential effect of the possible repeal and replacement of the PPACA may have on our business.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, and, following passage of the BBA, will stay in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “ATRA”), which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations, including those pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. For example, we could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, among others:

•

The federal Anti-Kickback Statute (as amended by PPACA, which modified the intent requirement of the federal Anti-Kickback Statute so that a person or entity no longer needs to have actual knowledge of the Statute or specific intent to violate it to have committed a violation), which constrains our business activities, including our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities by prohibiting, among other things, knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual or the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs.
•

Federal civil and criminal false claims laws, including without limitation the civil False Claims Act, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other federal healthcare programs that are false or fraudulent, and knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government, and under PPACA, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal false claims laws.

•

HIPAA, which created new federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program or falsifying, concealing, or covering up a material fact in connection with the delivery of or payment for health care benefits.

•

HIPAA, as amended by HITECH, and their respective implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on entities subject to the law, such as healthcare providers, health plans, and healthcare clearinghouses and their respective business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information. In addition, the European Union, or EU, has established its own data security and privacy legal framework, including but not limited to Directive 95/46/EC, or the Data Protection Directive. The Data Protection Directive will be replaced starting in May 2018 with the recently adopted European General Data Protection Regulation, or GDPR, which contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. We anticipate that over time we may expand our business operations to include additional operations in the EU, including potentially conducting preclinical and clinical trials. With such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR.

•

The federal physician sunshine requirements under PPACA, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the CMS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members.

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

In addition, the Office of Inspector General of the Department of Health and Human Services and other Congressional, enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price (“AMP”) and best price (“BP”) for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. For example, failure to submit monthly/quarterly AMP and BP data on a timely basis could result in a civil monetary penalty of $18,107 per day for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that the CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.

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

Changes or modifications in financial accounting standards, including those related to revenue recognition, may harm our results of operations.

From time to time, the Financial Accounting Standards Board (“FASB”), either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations or reported cash flows. In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard requires a company to recognize revenue to depict the transfer of goods or services when transferred to customers in the amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued additional ASUs which clarified certain aspects of the new guidance. We adopted the new standard for the year beginning January 1, 2018. We had the option to either apply the new standard retrospectively for all prior reporting periods presented (full retrospective) or retrospectively with the cumulative effect of initially applying the new standard recognized at the date of initial application (modified retrospective). We have elected to apply the new standard using the modified retrospective approach with the cumulative effect of initial application recognized as of January 1, 2018. Based on the expected impact of adopting the new standard, we expect such cumulative effect adjustment to be $1.7 million decrease to the opening balance of accumulated deficit. Any difficulties in implementing this standard, or in adopting or implementing any other new accounting standard, and to update or modify our internal controls as needed on a timely basis, could result in our failure to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Finally, if we were to change our critical accounting estimates, including those related to the recognition of collaboration revenue and other revenue sources, our operating results could be significantly affected.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2017, we had federal and state net operating loss carryforwards of $2.0 billion and $2.2 billion. The federal and state net operating loss carryforwards have begun to expire in the current year. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of our initial public offering, an ownership change within the meaning of Section 382 occurred in August 2004. As a result, federal net operating loss and credit carry forwards of approximately $216.0 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year can be utilized in future years in addition to the Section 382 limitation for those years. The federal net operating losses generated subsequent to our initial public offering in August 2004 are currently not subject to any such limitation as there have been no ownership changes since August 2004 within the meaning of Section 382 of the Code. We may however experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

We and certain of our executive officers and directors have been named as defendants in ongoing securities lawsuits that could result in substantial costs and divert management’s attention.

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the District Court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of our officers and directors. The complaints alleged that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of MannKind’s common stock. The plaintiffs are seeking monetary damages. In November 2016, the court in Israel dismissed one of the actions without prejudice. In the remaining action, the district court ruled in October 2017 that U.S. law will apply to this case. The plaintiff has appealed this ruling. We intend to vigorously defend against these claims. If we are not successful in our defense, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if such claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

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

For example, the coverage claimed in a patent application can be significantly reduced before a patent is issued, either in the United States or abroad. Statutory differences in patentable subject matter may limit the protection we can obtain on some of our inventions outside of the United States. For example, methods of treating humans are not patentable in many countries outside of the United States. These and other issues may limit the patent protection we are able to secure internationally. Consequently, we do not know whether any of our pending or future patent applications will result in the issuance of patents or, to the extent patents have been issued or will be issued, whether these patents will be subjected to further proceedings limiting their scope, will provide significant proprietary protection or competitive advantage, or will be circumvented or invalidated.

In addition, in certain countries, including the United States, applications are generally published 18 months after the application’s priority date. In any event, because publication of discoveries in scientific or patent literature often trails behind actual discoveries, we cannot be certain that we were the first inventor of the subject matter covered by our pending patent applications or that we were the first to file patent applications on such inventions. Assuming the other requirements for patentability are met, in the United States prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act (“AIA”), or the Leahy-Smith Act, the United States moved to a first inventor to file system. In general, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Interference proceedings brought by the USPTO, may be necessary to determine the priority of inventions with respect to our pre-AIA patent applications or those of our collaborators or licensors. Additionally, the Leahy-Smith Act has greatly expanded the options for post-grant review of patents that can be brought by third parties. In particular Inter Partes Review (“IPR”), available against any issued United States patent (pre-and post-AIA), has resulted in a higher rate of claim invalidation, due in part to the much reduced opportunity to repair claims by amendment as compared to re-examination, as well as the lower standard of proof used at the USPTO as compared to the federal courts. With the passage of time an increasing number of patents related to successful pharmaceutical products are being subjected to IPR. Moreover, the filing of IPR petitions has been used by short-sellers as a tool to help drive down stock prices. We may not prevail in any litigation, post-grant review, or interference proceedings in which we are involved and, even if we are successful, these proceedings may result in substantial costs and be a distraction to our management. Further, we may not be able, alone or with our collaborators and licensors, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

Although we own a number of domestic and foreign patents and patent applications relating to Afrezza, we have identified certain third-party patents having claims that may trigger an allegation of infringement in connection with the commercial manufacture and sale of Afrezza. We do not believe that Afrezza infringes on any patents. However, if a court were to determine that Afrezza was infringing any of these patent rights, we would have to establish with the court that these patents are invalid or unenforceable in order to avoid legal liability for infringement of these patents. However, proving patent invalidity or unenforceability can be difficult because issued patents are presumed valid. Therefore, in the event that we are unable to prevail in a non-infringement or invalidity action we will have to either acquire the third-party patents outright or seek a royalty-bearing license. Royalty-bearing licenses effectively increase production costs and therefore may materially affect product profitability. Furthermore, should the patent holder refuse to either assign or license us the infringed patents, it may be necessary to cease manufacturing the product entirely and/or design around the patents, if possible. In either event, our business, financial condition and results of operations would be harmed and our profitability could be materially and adversely impacted.

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

Between January 1, 2014 and December 31, 2017, our closing stock price as reported on The NASDAQ Global Market has ranged from $0.71 to $54.80, adjusted for the reverse stock split that occurred during this period. The trading price of our common stock is likely to continue to be volatile. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue.

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

Our common stock is currently listed on The NASDAQ Global Market, which has qualitative and quantitative listing criteria. If we are unable to meet any of the NASDAQ listing requirements in the future, such as the corporate governance requirements, the minimum closing bid price requirement, or the minimum market value of listed securities requirement, NASDAQ could determine to delist our common stock. A delisting of our common stock could adversely affect the market liquidity of our common stock, decrease the market price of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and result in the loss of confidence in our company. In the past, we have received a notice of non-compliance from the Listing Qualifications Department of the NASDAQ Stock Market with respect to the $1.00 minimum closing bid price requirement.  Although we regained compliance with the minimum closing bid price requirement after effecting a reserve stock split there can be no assurance that we will be able to meet the minimum closing bid price requirement or other listing requirements in the future.

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

As of February 9, 2018, we had 120,467,137 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise the issuance of additional shares of our common stock upon the exchange or conversion of some or all of our 2021 notes, or Facility Financing Obligation, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In 2001, we acquired a facility in Danbury, Connecticut that included two buildings comprising approximately 190,000 square feet encompassing 17.5 acres. In September 2008, we completed the construction of approximately 140,000 square feet of new manufacturing space providing us with two buildings totaling approximately 328,000 square feet, housing our research and development, manufacturing and certain administrative functions for Afrezza. We believe the Connecticut facility will have sufficient space to satisfy commercial demand for Afrezza. Our obligations under the Facility Agreement and the Milestone Agreement are secured by our facility in Danbury, Connecticut and other assets. We lease approximately 13,210 square feet of office space in Westlake Village, California pursuant to a lease that expires in December 2022. In October 2018, our lease will expand to incorporate an additional 11,265 square feet of office space at this location. The facility contains our principal executive offices.

Item 3. Legal Proceedings

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of our officers and directors. In general, the complaints allege that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court ruled in October 2017 that U.S. law will apply to this case. The plaintiff has appealed this ruling. We will vigorously defend against the claims advanced.

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

	High	Low
Year ended December 31, 2017
First quarter	$3.61	$1.44
Second quarter	$1.88	$0.67
Third quarter	$2.35	$1.09
Fourth quarter	$6.96	$2.01
Year ended December 31, 2016
First quarter	$11.20	$3.20
Second quarter	$10.15	$4.25
Third quarter	$6.05	$2.75
Fourth quarter	$4.35	$2.05

The closing sales price of our common stock on The NASDAQ Global Market was $2.61 on February 9, 2018 and there were 109 registered holders of record as of that date.

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

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) The NASDAQ Composite Index and (ii) The NASDAQ Biotechnology Index. The graph assumes a $100 investment, on December 31, 2012, in (i) our common stock, (ii) the securities comprising The NASDAQ Composite Index and (iii) the securities comprising The NASDAQ Biotechnology Index.

The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

$500
$475
$450
$425
$400
$375
$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
Dec 12
Jun 13
Dec 13
Jun 14
Dec 14
Jun 15
Dec 15
Jun 16
Dec 16
June 17
Dec 17
NASDAQ Biotechnology Total Return (XNBI)
NASDAQ Composite Total Return (U.S.) (XCMP)
MannKind Corporation

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

Recent Sales of Unregistered Securities

On November 6, 2017, we issued Deerfield 1,720,846 shares of our common stock in exchange for cancellation of $5,592,750 principal amount of 2019 notes, at a conversion price of $3.25 per share. The foregoing shares were issued in accordance with the Fourth Amendment to Facility Agreement with Deerfield, dated October 23, 2017. In addition, on January 18, 2018, we entered into an Exchange and Sixth Amendment to Facility Agreement with Deerfield, pursuant to which we issued to Deerfield an aggregate of 1,267,972 shares of our common stock in exchange for cancellation of $3,157,251 principal amount of 2019 notes, at a conversion price of $2.49 per share. The foregoing shares were issued in reliance on the exemption from registration provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

The following data has been derived from our audited financial statements, including the consolidated balance sheets at December 31, 2017 and 2016 and the related consolidated statements of operations for each of the three years ended December 31, 2017, 2016 and 2015 and related notes appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements that are not included in this report. Items that significantly impact the comparability among the periods presented include the following:

•	Long-lived asset, inventory impairments, and recognition of loss on purchase commitments in 2015,
•	Recognition of revenue, related costs and gain on extinguishment of debt related to the collaboration with Sanofi in 2016, and
•	Recognition of revenue related to commercial sales of Afrezza in 2016 and 2017.

The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, and the notes thereto, and other financial information included herein this Annual Report on Form 10-K, which provide additional information about the items noted above that significantly affect the comparability among the periods presented.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Total net revenue	$11,745	$174,758	$-	$-	$-
(Loss) income from operations	$(108,189)	67,260	(344,655)	(179,627)	(169,401)
Net (loss) income	$(117,333)	125,664	(368,445)	(198,382)	(191,490)
Net (loss) income per share - basic	$(1.13)	1.37	(4.54)	(2.57)	(3.20)
Net (loss) income per share - diluted	$(1.13)	1.36	(4.54)	(2.57)	(3.20)
Shares used to compute basic net (loss) income per share	104,245	92,053	81,233	77,045	59,918
Shares used to compute diluted net (loss) income per share	104,245	92,085	81,233	77,045	59,918

	December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$43,946	$22,895	$59,074	$120,841	$70,790
Total assets	84,575	107,063	126,412	394,439	258,646
Facility financing obligation	52,745	71,339	74,582	72,995	102,300
Note payable to principal stockholder	79,666	49,521	49,521	49,521	49,521
Accrued interest — note payable to principal stockholder	2,347	9,281	6,380	3,486	592
Senior convertible notes	24,411	27,635	27,613	99,355	98,439
Sanofi loan facility and loss share obligation	—	—	62,371	3,034	—
Accumulated deficit	(2,854,898)	(2,737,565)	(2,863,229)	(2,494,784)	(2,296,402)
Total stockholders’ deficit	(214,732)	(183,593)	(350,329)	(73,770)	(30,713)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

Overview

We are a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for patients with diseases such as diabetes and pulmonary arterial hypertension. Our only approved product, Afrezza, is a rapid-acting inhaled insulin that was approved by the FDA in June of 2014 to improve glycemic control in adult patients with diabetes. Afrezza became available by prescription in United States retail pharmacies in February 2015.

As of December 31, 2017, we had an accumulated deficit of $2.9 billion and a stockholders’ deficit of $214.7 million. We had net income (losses) of approximately $(117.3) million, $125.7 million and $(368.4) million in the years ended December 31, 2017, 2016 and 2015, respectively. We have funded our operations primarily through the sale of equity securities and convertible debt securities, borrowings under the Facility Agreement with Deerfield, borrowings under The Mann Group Loan Arrangement, receipt of upfront and milestone payments under the Sanofi License Agreement and borrowings under a senior secured revolving promissory note and a guaranty and security agreement that we entered into with an affiliate of Sanofi in September 2014 in connection with the Sanofi License Agreement (the “Sanofi Loan Facility”), which provided us with a secured loan facility of up to $175.0 million to fund our share of net losses under the Sanofi License Agreement, which was terminated in 2016. As discussed below in “Liquidity and Capital Resources”, if we are unable to obtain additional funding, there is substantial doubt about our ability to continue as a going concern.

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

We consider our critical accounting policies to be those related to revenue recognition and gross-to-net adjustments, inventory costing and recoverability, recognized loss on purchase commitments, impairment of long-lived assets, milestone rights liability, clinical trial expenses, stock-based compensation and accounting for income taxes. These critical accounting policies are also considered significant accounting policies and are more fully described in Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8 — Financial Statements and Supplementary Data.

Revenue Recognition and Gross-to-net Adjustments— We invoice our customers upon shipment of Afrezza to them and record an accounts receivable, with a corresponding liability for deferred revenue equal to the gross invoice price net of estimated gross-to-net adjustments. The current accounting guidance requires the Company to reliably estimate returns in a very narrow range in order to recognize revenue upon shipment.  While we can currently estimate returns within a range, it is not sufficiently precise to meet the current requirements. Accordingly, we defer recognition of revenue and the related estimated discounts and allowances on Afrezza product shipments until the right of return no longer exists, which occurs at the earlier of the time Afrezza is dispensed through patient prescriptions or expiration of the right of return. Through September 30, 2017, we recognized revenue based on Afrezza prescriptions dispensed, as estimated by syndicated data provided by a third party. We also analyzed additional data points to ensure that such third-party data is reasonable, including data related to inventory movements within the channel and ongoing prescription demand. In addition, the costs of Afrezza associated with the deferred revenue are recorded as deferred costs until such time as the related deferred revenue is recognized.

In the fourth quarter of 2017, we obtained new and more comprehensive data regarding the ending inventory in the distribution channel. This data indicated that the quantity of downstream inventory was less than the previously estimated. Because the new data was more comprehensive than the data previously available to us, we adjusted the ending gross deferred revenue balance to the match the new estimate. In addition to adjusting the gross deferred revenue balance, we adjusted the ending balances of deferred discounts and deferred cost of goods sold. The net effect of this change was an increase to net income of $1.2 million or $0.01 per basic and diluted net income (loss) per share.

Inventory Costing and Recoverability — Inventories are stated at the lower of cost or net realizable value. We analyzed our inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. We performed an assessment of projected sales to evaluate the lower of cost or net realizable value and the potential excess inventory on hand at December 31, 2017, 2016 and 2015. As a result of these assessments, we recorded charges of $3.0 million and $36.1 million in the years ended December 31, 2017 and 2015, respectively. There were no write-offs for the year ended December 31, 2016. In the year ended December 31, 2015 we also recorded a charge of $3.2 million related to the write-off of prepaid deposits related to the purchase of inventory.

Recognized Loss on Purchase Commitments — We assess whether losses on long term purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for future purchases of inventory items are recognized unless recoverable.

Impairment of Long-Lived Assets — We evaluate long lived assets for impairment at least on a quarterly basis and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be indicated when estimated undiscounted future cash flows from the use and eventual disposition of an asset group, which are identifiable and largely independent of the cash flows of other asset groups, are less than the carrying amount of the asset group.

In connection with our quarterly assessment of impairment indicators, we recorded impairments of $0.2 million, $1.2 million, and $140.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. For further information see Note 4 — Property and Equipment of the Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data”.

Milestone Rights Liability — In connection with the execution of the Facility Agreement, we also issued Milestone Rights to the Milestone Purchasers. We evaluated the Milestone Rights and determined that such rights do not meet the definition of a freestanding derivative. Since we have elected not to apply the fair value option, we recorded the rights at the initial fair value. Upon the achievement of a Milestone Event, the Milestone Payment will be allocated between (i) a reduction of the initial liability and (ii) a return on investment and the gain or loss is recognized at the time the Milestone Event is achieved. The estimated fair value of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones discounted to present value using a selected market discount rate (Level 3 in the fair value hierarchy).

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

Stock-Based Compensation —All share-based payments to employees, including grants of stock options, restricted stock units, performance-based awards and the compensatory elements of employee stock purchase plans, are recognized based upon the fair value of the awards at the grant date subject to an estimated forfeiture rate. We use the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options and the compensatory elements of employee stock purchase plans.

Accounting for Income Taxes — Our management must make judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2017 and December 31, 2016, respectively, we had established a valuation allowance of $654.3 million and $914.5 million against all of our net deferred tax asset balances, due to uncertainties related to the realizability of our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended. The changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, and expanded limits on employee remuneration. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing, and as a result, we did not record additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted.  The provisional amount related to the remeasurement of certain deferred tax assets and liabilities is based on the rates at which they are expected to reverse in the future.

The impact of this Act was a decrease of deferred tax assets approximately $301 million, offset by a decrease in valuation allowance $301 million, resulting in no additional income tax expense or benefit. No provisional amount was recorded related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings.

Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of accounting principles generally accepted in the United States in situations when a company does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have determined that the provisional amounts recorded are a reasonable estimate at December 31, 2017. Any subsequent adjustment to these amounts will be recorded when the analysis is complete in 2018.

Results of Operations

Years ended December 31, 2017 and 2016

Revenues

The following table provides a comparison of the revenue categories for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Revenues:
Net revenue - commercial product sales:
Gross revenue from product sales	$12,572	$2,714	$9,858	363%
Gross-to-Net Adjustments:
Wholesaler distribution fees and prompt pay discounts	(1,653)	(489)	(1,164)	(238%)
Patient discount and co-pay assistance programs	(667)	(196)	(471)	(240%)
Rebates and chargebacks	(1,060)	(134)	(926)	(691%)
Net revenue - commercial product sales	9,192	1,895	7,297	385%
Net revenue - collaboration	250	171,965	(171,715)	(100%)
Revenue - other	2,303	898	1,405	156%
Total revenues	$11,745	$174,758	$(163,013)	(93%)

Gross revenue from product sales results from sales of Afrezza. The increase in gross revenue from product sales of $9.9 million for the year ended December 31, 2017 compared to the prior year is primarily due to an increase in cartridges sold. Total estimated gross-to-net adjustments of $3.4 million were approximately 27% of gross revenue from product sales for the year ended December 31, 2017, a decrease of approximately 3% of gross revenue from the prior year. This decrease is due primarily to distribution fees paid to Integrated Commercialization Solutions Direct (“ICS”) in 2016 as part of an interim agreement that enabled us to distribute product in all necessary jurisdictions while we obtained the necessary licenses. This agreement was terminated on December 15, 2016 and therefore these fees did not recur in 2017.

Net revenue from collaboration for the year ended December 31, 2017 decreased by $171.7 million from the prior year, primarily because the Sanofi License Agreement was terminated in 2016, which resulted in us recognizing previously deferred revenue from Sanofi, including upfront and milestone payments. The $0.3 million of collaboration revenue recognized in 2017 is as a result of the collaboration with Receptor, which is more fully described in Note 8 – Collaboration Arrangements of the Notes to the Consolidated Financial Statements included in Part II – Item 8 – Financial Statements and Supplementary Data.

Revenue – other for the year ended December 31, 2017 represents $1.7 million from sales of bulk insulin to a third party and $0.6 million from a sale of intellectual property. Revenue – other for the year ended December 31, 2016 represents $0.9 million from sales of bulk insulin to a third party.

Expenses

The following table provides a comparison of the expense categories for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Expenses:
Cost of goods sold	$17,228	$17,121	$107	1%
Cost of revenue - collaboration	—	32,971	(32,971)	(100%)
Research and development	14,118	14,917	(799)	(5%)
Selling	42,571	19,854	22,717	114%
General and administrative	32,388	27,074	5,314	20%
Property and equipment impairment	203	1,259	(1,056)	(84%)
Loss (gain) on foreign currency translation	13,641	(3,433)	17,074	(497%)
(Gain) loss on purchase commitment	(215)	(2,265)	2,050	(91%)
Total expenses	$119,934	$107,498	$12,436	12%

Cost of goods sold includes the costs related to Afrezza product dispensed by pharmacies to patients as well as the following costs, which are recorded as expenses in the period in which they are incurred, rather than as a portion of the inventory cost: current year manufacturing costs in excess of costs capitalized into inventory, the impact of an annual revaluation of inventory and deferred costs of commercial sales to standard cost, write-offs of inventory and deferred costs of commercial sales. The increase in cost of goods sold of $0.1 million for the year ended December 31, 2017 compared to the prior year is primarily due to increases of $2.8 million in inventory write offs related to obsolescence and $1.6 million in cost of goods attributable to commercial product sales. These increases were offset by a decrease of $4.5 million related to a reduction in current year manufacturing costs in excess of costs capitalized into inventory (resulting from the reduction in work force in the fourth quarter of 2016) and a $0.3 million gain related to the January 2017 revaluation of inventory to standard costs.

Costs of revenue from collaboration represents the costs of product manufactured and sold to Sanofi, as well as certain direct costs associated with a firm purchase commitment entered into in connection with the collaboration with Sanofi for the year ended December 31, 2016. During the year ended December 31, 2017, we did not recognize any collaboration product costs. During the year ended December 31, 2016, we recognized $33.0 million of collaboration product costs, which consists of $13.5 million in Afrezza manufacturing costs for product sold to Sanofi, and $19.5 million related to the cost of bulk insulin sold to Sanofi.

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with research and development. Research and development expenses also include third-party clinical spending and clinical grants, manufacturing improvement and Technosphere development. Research and development expenses decreased for the year ended December 31, 2017 by $0.8 million, or 5% compared with the year ended December 31, 2016, primarily due to a $3.6 million decrease in research and development expenses associated with a reduction in workforce in 2016 and an FDA submission fee for label expansion of $1.0 million incurred in 2016. These decreases were offset by a $2.5 million increase in clinical trial expenses, a $0.7 million increase in expenses incurred for research and development related to manufacturing automation and improvements, and a $0.2 million increase in travel expenses.

Selling expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs. Selling expenses increased for the year ended December 31, 2017 by $22.7 million, or 114%, compared to the prior year, primarily due to for a full year of marketing Afrezza in 2017 using an internal sales force, versus marketing Afrezza for a partial year in 2016 using a contracted sales force. This resulted in a $16.0 million increase in expense related to the transition and build-out of our internal sales-force, which was offset by a $7.7 million decrease in spending on contracted sales efforts. In addition, there was a $5.0 million increase in product advertising expense, primarily attributed to television advertisements, a $3.9 million increase in expenses for marketing and branding, a $3.5 million increase in travel expenses, a $1.0 million increase in expenses related to promotional materials, a $0.5 million increase in facilities expense, and a $0.3 million increase in sponsorship expense.

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, human resources and other administrative personnel, certain taxes, professional services, and legal and other administrative fees. General and administrative expense increased for the year ended December 31, 2017 by $5.3 million, or 20%, compared to the prior year, primarily due to increases in salaries of $2.6 million related to new executives hired in late 2016 and 2017, a $1.5 million increase in professional fees, primarily related to debt recapitalization, a $1.4 million increase in expense for consulting services related to accounting, human resources, and business development, a $0.7 million increase in expenses for performance bonuses, a $0.5 million increase in expenses associated with executive recruitment and relocation, and a $0.2 million increase in expenses for software infrastructure. These increases were partially offset by a $2.1 million decrease in legal expenses.

Under the Insulin Supply Agreement with Amphastar, payment obligations are denominated in Euros. We are required to record the foreign currency translation impact of the U.S. dollar to Euro exchange rate associated with the recognized loss on purchase commitments. The loss on foreign currency translation for the year ended December 31, 2017 was $13.6 million as compared to a gain in 2016 of $3.4 million, resulting in a $17.1 million net change due to unfavorable U.S. dollar to Euro exchange rates.

(Gain) loss on purchase commitments changed by $2.1 million as a result of a gain recorded in 2016 of $2.3 million versus $0.2 million in 2017. The $2.3 million gain on purchase commitments in 2016 related to a renegotiation of certain of our purchase commitments (primarily the reduction in cancellation fees under the Insulin Supply Agreement).

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Change in fair value of warrant liability	$5,488	$5,369	$119	2%
Interest income	293	85	208	245%
Interest expense on notes	(9,494)	(15,576)	6,082	(39%)
Interest expense on note payable to principal stockholder	(3,782)	(2,901)	(881)	30%
(Loss) gain on extinguishment of debt	(1,611)	72,024	(73,635)	(102%)
Other income (expense)	13	(597)	610	(102%)
Total other (expense) income	$(9,093)	$58,404	$(67,497)	(116%)

During the year ended December 31, 2017 we recorded a $5.5 million change in the fair value of the warrant liability from the beginning of the year through the date the Series A Common Stock Purchase Warrants (“A Warrants”) and Series B Common Stock Purchase Warrants (“B Warrants”) were exchanged, compared to $5.4 million for the prior year due to the volatility in our stock price. On September 29, 2017, we entered into exchange agreements with the four holders of all outstanding A and B Warrants, pursuant to which we agreed to issue to such holders an aggregate of 1,292,510 shares of our common stock in exchange for such warrants.

The decrease of $6.1 million in the interest expense on notes for the year ended December 31, 2017 compared to the same period in the prior year was primarily due to the extinguishment of debt under the Sanofi Loan Facility in the fourth quarter of 2016 as a result of the settlement agreement with Sanofi entered into in November 2016 (the “Settlement Agreement”).

The increase of $0.9 million in the interest expense on note payable to the principal stockholder for the year ended December 31, 2017 compared to the prior year was primarily due to additional borrowings and capitalization of interest under The Mann Group Loan Arrangement in the second quarter of 2017.

(Loss) gain on extinguishment of debt decreased by $73.6 million. This was due to the $72.0 million gain from extinguishment of debt in 2016 as a result of the Settlement Agreement and forgiveness of the full outstanding loan balance of the Sanofi Loan Facility and $1.6 million of losses on conversions of convertible notes into common stock during the current year.

Years ended December 31, 2016 and 2015

Revenues

The following table provides a comparison of the expense categories for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Revenues:
Net revenue - commercial product sales:
Gross revenue from product sales	$2,714	$—	$2,714	100%
Gross-to-Net Adjustments:
Wholesaler distribution fees and prompt pay discounts	(489)	—	(489)	100%
Patient discount and co-pay assistance programs	(196)	—	(196)	100%
Rebates and chargebacks	(134)	—	(134)	100%
Net revenue - commercial product sales	1,895	—	1,895	100%
Net revenue - collaboration	171,965	—	171,965	100%
Revenue - other	898	—	898	100%
Total revenues	$174,758	$—	$174,758	100%

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

We began distributing MannKind-branded Afrezza product to wholesalers through ICS Direct in July of 2016. We recognized commercial product revenue based on Afrezza prescriptions dispensed to patients. During the year ended December 31, 2016, we recognized net revenue from commercial product sales of $1.9 million. During the year ended December 31, 2015, we did not recognize any revenues from commercial product sales. At December 31, 2016, year to date total gross-to-net adjustments were approximately 30% of gross revenue from product sales.

In the fourth quarter of 2016 we sold $0.9 million of bulk insulin to a third party. During the year ended December 31, 2015, we did not sell any bulk insulin.

Expenses

The following table provides a comparison of the expense categories for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Expenses:
Cost of revenue - collaboration	$32,971	—	$32,971	100%
Cost of goods sold	17,121	64,745	(47,624)	(74%)
Research and development	14,917	29,674	(14,757)	(50%)
Selling	19,854	1,587	18,267	1,151%
General and administrative	27,074	39,373	(12,299)	(31%)
Property and equipment impairment	1,259	140,412	(139,153)	(99%)
(Gain) loss on foreign currency translation	(3,433)	2,697	(6,130)	(227%)
(Gain) loss on purchase commitment	(2,265)	66,167	(68,432)	(103%)
Total expenses	$107,498	$344,655	$(237,157)	(69%)

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

The decrease in cost of goods sold of $47.6 million for the year ended December 31, 2016 compared to the prior year is primarily due to $36.1 million of inventory impairment write-offs and $3.2 million in deposit write-offs, which were recorded in other assets, related to impairment in 2015 that did not recur in 2016 and a $8.6 million decrease in under-absorbed labor and overhead due to the reduction in sales force and decreased depreciation following the fixed asset impairment write-down in 2015. These decreases are offset by $0.3 million cost of goods attributable to commercial product sales, which consists of the manufacturing costs for Afrezza dispensed to patients. This $0.3 million attributable to commercial product sales only includes conversion cost as we wrote off the cost of our raw materials held in inventory at the end of 2015.

The decrease in research and development expense of $14.8 million for the year ended December 31, 2016 compared to the prior year is due to the expense associated with the 2015 reduction in force exceeding the expense associated with the 2016 reduction in force by $6.2 million, as well as decreases in facility spending of $3.3 million due to the reduction in force and lower depreciation expense following the write-off of property, plant and equipment in 2015; in research and development project costs of $3.1 million due to completion of projects in 2015; in clinical trial expenses of $2.1 million due to completion of Afrezza trials in 2015; in stock-based compensation expense of $1.1 million due to fewer employees as a result of the reduction in force and lower stock price; and the receipt of $0.4 million research and development reimbursement payment from Receptor in 2016, which was offset against expense. These decreases were partially offset by an increase in FDA fees for the 2016 filing of a supplemental new drug application of $1.0 million and a $0.9 million reduction in our research and development tax credit as a result of lower qualifying expenses coupled with a transition to commercial sales activity.

The increase in selling and marketing expenses of $18.3 million for the year ended December 31, 2016 compared to the prior year is due to an increase in costs for the support of sales and marketing of Afrezza as a result of our assuming responsibility for these activities which were previously the responsibility of Sanofi. Included in these costs are salaries of $2.9 million, contracted sales force and diabetic educators of $7.6 million, travel of $0.4 million, and consultants and related expenses for sales and marketing of $7.4 million.

The decrease in general and administrative expenses of $12.3 million for the year ended December 31, 2016 compared to the prior year is primarily due to a decrease in costs associated with the 2015 reduction in force of $6.4 million; stock-based compensation expense of $2.6 million due to lower stock price and fewer employees; professional fees of $1.7 million due to lower internal communications, information technology, legal and outside service expenses due to concerted efforts to conserve cash; and facility spending of $1.7 million due to a lower operating cost as a result of the reduction in sales force and move to the leased Valencia offices, which helped save on facility costs.

Property and equipment impairment decreased $139.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. In the fourth quarter of 2015 and the first quarter of 2016, factors indicated the existence of impairment in connection with the lower than expected sales of Afrezza and the Sanofi termination. The property and equipment impairment in 2015 and the first quarter of 2016 reduced the carrying amount of our real property and machinery and equipment to fair value based on our impairment assessments. In the fourth quarter of 2016 we recorded a $0.5 million impairment charge associated with the Valencia property when it became probable that the property would be sold within one year.

Under the Insulin Supply Agreement with Amphastar, payment obligations are denominated in Euros. We were required to record the foreign currency translation impact of the U.S. dollar to Euro exchange rate associated with the recognized loss on purchase commitments in 2016. We were also required to record the foreign currency translation impact of the U.S. dollar to Euro exchange rate associated with the deposit we made with Amphastar on this agreement in 2015. The gain on foreign currency translation for the year ended December 31, 2016 was $3.4 million as compared to a loss in 2015 of $2.7 million, resulting in a $6.1 million net variance.

The (gain) loss on purchase commitments changed by $68.4 million as a result of a gain recorded in 2016 compared to a loss in 2015. The $2.3 million gain on purchase commitments in 2016, related to a renegotiation of certain of our purchase commitments (primarily the reduction in cancellation fees under the Insulin Supply Agreement). The $66.2 million loss on purchase commitments in 2015 resulted from our assessment of excess inventory as a result of lower than expected sales of Afrezza as well as a lower of cost or net realizable value adjustment due to estimated conversion costs in excess of our estimated selling price of Afrezza.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Change in fair value of warrant liability	$5,369	$—	$5,369	100%
Interest income	85	18	67	372%
Interest expense on notes	(15,576)	(21,231)	5,655	(27%)
Interest expense on note payable to principal stockholder	(2,901)	(2,894)	(7)	0%
Loss on extinguishment of debt	72,024	(1,049)	73,073	(6,966%)
Other (expense) income	(597)	1,366	(1,963)	(144%)
Total other income (expense)	$58,404	$(23,790)	$82,194	(345%)

During the year ended December 31, 2016 we recorded a $5.4 million change in the fair value of the warrant liability from May 12, 2016, the date that certain warrants were issued in connection with a registered public offering. There was no warrant liability for the year ended December 31, 2015.

The decrease of $5.7 million in the interest expense on notes for the year ended December 31, 2016 compared to the prior year was primarily due to interest expense paid in 2015 for the achievement and re-measurement of the second milestone under the Milestone Agreement. There was no such payment in 2016.

The $72.0 million gain from extinguishment of debt in 2016 was a result of the Settlement Agreement with Sanofi and forgiveness of the full outstanding loan balance of the Sanofi Loan Facility. The $1.0 million loss in 2015 was from extinguishment of debt driven by the settlement of the 5.75% Senior Convertible Notes due 2015 through payment of cash and issuance of new debt.

The change in other (expense) income of $2.0 million for the year ended December 31, 2016 compared to the prior year was primarily due to a one-time adjustment in 2015 for patents we sold to a third party.

Liquidity and Capital Resources

To date, we have funded our operations through the sale of equity securities and convertible debt securities, borrowings under The Mann Group Loan Arrangement, under which we can no longer borrow as we have used all amounts available for borrowing, borrowings under the Facility Agreement with Deerfield, receipt of upfront, and milestone payments under the Sanofi License Agreement, and borrowings under the Sanofi Loan Facility which terminated in 2016.

As of December 31, 2017, we had $157.8 million principal amount of outstanding debt, consisting of:

•	$23.7 million principal amount of 2021 notes bearing interest at 5.75% per annum and maturing on October 23, 2021;
•	The following amounts under the Facility Financing Obligation with Deerfield which are partially convertible as further described below:
•

$39.4 million principal amount of 2019 notes bearing interest at 9.75% per annum. Interest is payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. $4.4 million principal amount was scheduled to become due on January 19, 2018, $15.0 million will become due and payable on each of July 2018 and July 2019, and $5.0 million will become due and payable in December 2019;

•

$15.0 million principal amount of Tranche B notes bearing interest at 8.75% per annum. Interest is payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. The principal amount is due and payable as follows: $5.0 million in each of May 2018, May 2019, and December 2019; and

•

$79.7 million principal amount of indebtedness under The Mann Group Loan Arrangement bearing interest at a fixed rate of 5.84% per annum and maturing on January 5, 2020. Interest is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, except that the lender has agreed to defer interest payments until July 1, 2018 unless otherwise permitted under the subordination agreement with Deerfield, and such interest payments are subject to additional deferral beyond July 1, 2018 until our payment obligations to Deerfield have been satisfied in full.

On January 18, 2018, we entered into the Sixth Deerfield Amendment with Deerfield, pursuant to which, among other things, we issued to Deerfield an aggregate of 1,267,972 shares of our common stock in exchange for the cancellation of $3,157,251 of 2019 notes. In addition, the payment date for the remaining $1,250,000 in remaining principal amount of the 2019 notes that was previously due to be repaid on January 19, 2018 was extended to May 6, 2018.

The Company has entered into certain transaction related to these borrowings during 2017 and 2018 that are more fully described in in Note 6 – Related Party Arrangements, Note 7- Borrowings, Note 10 – Fair Value of Financial Instruments, Note 14 – Commitments and Contingencies and Note 20 – Subsequent Events in the Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.

On October 10, 2017, we entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional investors and a charitable foundation (collectively, the “Purchasers”). Pursuant to the terms of the Purchase Agreements, we sold to the Purchasers in a registered offering an aggregate of 10,166,600 shares of our common stock at a purchase price of $6.00 per share. Included in this offering was 166,600 shares issued to a charitable foundation associated with the Chairman of our board of directors. The net proceeds from the offering were approximately $57.7 million, after deducting placement agent fees equal to 5.0% of the aggregate gross proceeds from the offering (except for the proceeds received from the sale of 166,600 shares issued to the charitable foundation) and offering expenses payable by us. The offering closed on October 13, 2017.

In November 2017, we sold an aggregate of 173,327 shares of our common stock for aggregate gross proceeds of approximately $0.5 million pursuant to our At Market Issuance Sales Agreement with B. Riley FBR, Inc. (f/k/a FBR Capital Markets & Co.), dated as of April 26, 2016 (the “FBR Agreement”). On February 27, 2018, we terminated the FBR Agreement and no further sales will made under such agreement.

As described in more detail under Item 9B of this Annual Report, on February 27, 2018 we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock having an aggregate offering price of up to $50.0 million or such other amount as may be permitted by the Sales Agreement. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended.

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the 2021 notes, Facility Financing Obligation, or The Mann Group Loan Arrangement when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2021 notes, or certain Major Transactions as defined in the Facility Agreement in respect of the Facility Financing Obligation notes, the holders of the respective debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any.

While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2021 notes and the Facility Financing Obligation, or if we fail to repay or repurchase the 2021 notes, Facility Financing Obligation, or borrowings under The Mann Group Loan Arrangement, we will be in default under the applicable instrument for such indebtedness, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

In connection with the execution of the Facility Agreement, on July 1, 2013, we issued Milestone Rights to the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an Afrezza product and the achievement of specified net sales figures. In addition, the Facility Agreement includes customary representations, warranties and covenants, including, a restriction on the incurrence of additional indebtedness, and a financial covenant which requires our cash and cash equivalents on the last day of each fiscal quarter to not be less than $25.0 million, except for the months of August, September, October and December 2017. In these months the requirement was reduced to $10.0 million as of the last day of each month if certain conditions were met. We met the required conditions as of the last day of each of these periods. See Note 14 — Commitments and Contingencies and Note 7 — Borrowings for further information related to the Facility Agreement.

On July 31, 2014, we entered into the Insulin Supply Agreement, pursuant to which we agreed to purchase certain annual minimum quantities of insulin. See Note 14 — Commitments and Contingencies for further information related to the Insulin Supply Agreement.

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

These factors raise substantial doubt about our ability to continue as a going concern.  Our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K, do not include adjustments that might result from the outcome of this uncertainty.

Net cash used in operating activities, which consists of net loss adjusted for the various non-cash items, changes in working capital and changes in other balance sheet accounts, totaled $64.8 million for the year ended December 31, 2017. Net cash used in operating activities totaled $78.1 million and $57.2 million for the year ended December 31, 2016 and December 31, 2015, respectively.

During the year ended December 31, 2017, we used $64.8 million of cash for our operating activities as a result of our net loss of $117.3 million, offset by a net decrease in operating assets and liabilities of $27.6 million and non-cash charges of $25.0 million. The decrease in operating assets and liabilities was primarily as a result of the receipt of $30.6 million from Sanofi pursuant to the insulin put option in January 2017. The other changes in operating assets and liabilities was a result of increases in accounts payable of $3.8 million and accrued expenses and other current liabilities of $2.9 million, offset by decreases in deferred revenue of $0.4 million, and purchase commitments of $4.7 million. In addition, there were increases in accounts receivable of $2.5 million, inventory of $3.3 million, and deferred costs from commercial product sales of $0.1 million, offset by a decrease in prepaid expenses of $1.4 million. The non-cash items included $5.5 million of a gain in the fair value of the warrant liability, offset by $13.6 million loss on foreign currency exchange, $4.8 million of stock-based compensation, $3.5 million of depreciation, amortization and accretion, $3.8 million of interest accrued through notes payable to principal stockholder, $3.0 million of inventory write-offs and $1.6 million of loss on extinguishment of debt.

During the year ended December 31, 2016, we used $78.1 million of cash for our operating activities as a result of a net decrease in operating assets and liabilities of $139.3 million offset by our net income of $125.7 million, adjusted by non-cash charges of $64.5 million. The changes in operating assets and liabilities were due to increases in accounts receivable from Sanofi of $30.5 million, inventory of $2.3 million, and decreases in accounts payable of $12.1 million, deferred revenue of $17.5 million, deferred payments from collaboration of $134.1 million, offset by a decrease in deferred costs from collaboration of $13.5 million and increases in recognized loss on purchase commitment of $40.6 million and deferred revenue of $3.4 million. The non-cash charges included $72.0 million gain on extinguishment of debt, $4.2 million of depreciation and accretion, $5.1 million of stock-based compensation, $2.9 million of interest accrued on borrowings from our principal stockholder, and $4.5 million of interest accrued on borrowings under Sanofi Loan Facility offset by a $5.4 million non-cash gain from a change in the fair value of warrants, a $3.4 million gain on foreign currency translation exchange, and $2.3 million gain on purchase commitments.

During the year ended December 31, 2015, we used $57.2 million of cash in operating activities as a result of our net loss of $368.4 million, adjusted by noncash charges of $273.1 million and a net change in operating assets and liabilities of $38.1 million. The non-cash charges included $206.6 million of impairment charges, $22.0 million of depreciation, accretion and stock-based compensation, $1.7 million interest accrued through borrowings under the Sanofi Loan Facility, $1.0 million for the loss on extinguishment of debt, with the remainder due to an adjustment for foreign currency losses. The change in net assets and liabilities was predominately due to the net decreases in receivables from collaboration from the $50.0 million received in milestone payments and $13.5 million due to the decrease in prepaids and other current assets at December 31, 2015. This was offset by net decreases in inventory.

Cash provided from investing activities was $16.7 million for the year ended December 31, 2017 compared to cash used in investing activities of $1.1 million for the year ended December 31, 2016. The difference was primarily related to net proceeds received during the year ended December 31, 2017 for the sale of certain parcels of real estate owned by us in Valencia, California and certain related improvements, personal property, equipment, supplies and fixtures for $16.7 million. Cash used in investing activities decreased by $9.1 million for the year ended December 31, 2016 versus December 31, 2015, which is primarily a result of decreasing expenditures on property and equipment to conserve cash. Cash used in investing activities in 2016 and 2015 was primarily comprised of purchases of property and equipment of $1.1 million and $10.3 million, respectively.

Cash provided from financing activities was $73.6 million for the year ended December 31, 2017 primarily related to $57.7 million in net proceeds from the registered direct offering of common stock and $19.4 million received from borrowings on the note payable to principal stockholder offset by a principal payment of $4.0 million on the facility financing obligation. Cash provided by financing activities of $43.0 million for the year ended December 31, 2016 was primarily related to $47.3 in net proceeds received from the sale of stock and warrants and a payment on the Deerfield notes of $5.0 million during the nine months ended December 31, 2016. Financing activities provided $5.7 million of cash for the year ended December 31, 2015, comprised of a $64.3 million payment on the outstanding 2015 notes obligation and a $4.2 million payment associated with the achievement of the second milestone to Deerfield for product launched on February 3, 2015. These outflows were offset by $34.7 million received in net proceeds from the sale of stock on the Tel Aviv Stock Exchange in November 2015, $27.8 million net of issuance costs in proceeds from at-the-market sales of stock, and $14.3 million received in proceeds from exercise of stock options and warrants. Cash inflows were offset by the payment of employment taxes related to vested restricted stock units.

Future Liquidity Needs. As of December 31, 2017, we had $48.4 million in cash and cash equivalents and restricted cash. Our cash position, together with our short-term debt obligations and anticipated operating expenses, raises substantial doubt about our ability to continue as a going concern. We expect to expend our capital resources for the manufacturing, sales and marketing of Afrezza and to develop our product candidates. We also intend to use our capital resources for general corporate purposes. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, support continued product growth and commercialization efforts, and to fund operations, generally. We will seek to raise additional funds through various potential sources, such as equity and debt financings, or through collaboration and licensing agreements.

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

We plan to continue to fund our operating losses and capital funding needs through public or private equity or debt financings, strategic collaborations, licensing agreements or other arrangements. We cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. If planned operating results are not achieved or we are not successful in raising additional capital through equity or debt financing or entering business collaborations, we will be required to reduce expenses through the delay, reduction or curtailment of our projects, or further reduction of costs for facilities and administration, and there will continue to be substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements.

Contractual Obligations

Our contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payments. Accordingly, the table below excludes contractual obligations relating to milestone and royalty payments due to third parties, all of which are contingent upon certain future events. The expected timing of payment of the obligations presented (excluding payments in respect of the Milestone Rights) below are estimated based on current information. These contractual obligations consisted of the following at December 31, 2017 (in thousands):

	Payments Due in
Contractual Obligations	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years	Total
Open purchase order and commitments (1)	$8,080	$3,187	$533	$—	$11,800
Senior convertible notes — long term (2)	1,362	28,034	—	—	29,396
Note payable to principal stockholder (3)	—	91,387	—	—	91,387
Facility financing obligation (4)	28,194	31,851	—	—	60,045
Insulin supply agreement (5)	11,688	51,116	46,469	—	109,273
Operating lease obligations	545	2,969	1,123	—	4,637
Total contractual obligations	$49,869	$208,544	$48,125	$—	$306,538

(1)

The amounts included in open purchase order and supply commitments are subject to performance under the purchase order or contract by the supplier of the goods or services and do not become our obligation until such performance is rendered. The amount shown is principally for the purchase of materials for commercial operations or sales and marketing efforts.

(2)	The amounts include future interest payments at fixed rates of 5.75% and payment of the notes in full upon maturity in 2021.
(3)

The obligation for the note payable to the principal stockholder includes future principal and interest payments related to the $79.7 million of borrowings as of December 31, 2017. Interest is accrued based on a fixed rate of 5.84% and the outstanding principal amount and all accrued interest thereon will be due on January 5, 2020.

(4)

The facility financing obligation includes future principal and interest payments on $39.4 million aggregate principal amount of 2019 notes issued in the first and fourth tranches under the Facility Agreement, and on $15.0 million aggregate principal amount of Tranche B notes, payable in accordance with the provisions of the Facility Agreement, as amended. Interest accrues on the 2019 notes at a fixed rate of 9.75% per annum and on the Tranche B notes at a fixed rate of 8.75% per annum.

(5)

On July 31, 2014, we entered into the Insulin Supply Agreement, pursuant to which we originally agreed to purchase certain annual minimum quantities of insulin for calendar years 2015 through 2019 for an aggregate total purchase price of approximately €120.1 million The Insulin Supply Agreement specifies that Amphastar will be deemed to have satisfied its obligations with respect to quantity, if the actual quantity supplied is within plus or minus ten percent (+/- 10%) of the quantity set forth in the applicable purchase order. On November 9, 2016, we amended the Insulin Supply Agreement to lower the annual minimum quantities purchased of insulin for calendar year 2017 through 2023 to an aggregate total remaining purchase price of €90.3 million at December 31, 2017. Future payments due were estimated by converting to U.S. dollars using the December 31, 2017 Euro-to-dollar exchange rate. In addition, the aggregate cancellation fees that we would incur in the event that certain insulin quantities are not purchased was lowered from $5.3 million to $3.4 million.

Related Party Transactions

For a description of our related party transactions see Note 6 — Related-Party Arrangements of the Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8 — Financial Statements and Supplementary Data”, for information regarding accounting standards we adopted in 2017 and other new accounting standards that have been issued by the FASB but are not effective until after December 31, 2017.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Due to the fixed interest rates of our debt, we currently do not have an exposure to changes in our interest expense as a result of changes in interest rates. See Note 6 – Related Party Arrangements, Note 7- Borrowings, and Note 20 – Subsequent Events in the Notes to Consolidated Financial Statements included in Part II, Item 8 — Financial Statements and Supplementary Data for information about the principal amount of outstanding debt.

The interest rate on amounts borrowed under The Mann Group Loan Arrangement is fixed at 5.84%.. As of December 31, 2017, we also had debt related to the 2021 notes at a fixed interest rate of 5.75%, debt related to the 2019 notes at a fixed interest rate of 9.75% and debt related to the Tranche B notes at a fixed interest rate of 8.75%.

Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments are entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America.

If a change in interest rates equal to 10% of the interest rates on December 31, 2017 were to have occurred, this change would not have had a material effect on the value of our short-term investment portfolio.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our supply agreement with Amphastar. Such obligations are denominated in Euros. At the end of each reporting period, the recognized loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. We have not entered into foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks, but may enter into foreign currency hedging transactions in the future. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on December 31, 2017 were to occur, this change would have resulted in a foreign currency impact to our pre-tax income (losses) of approximately $10.8 million.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is included in Items 15(a)(1) and (2) of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we and our management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, our management was required to apply its reasonable judgment.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2017.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may not operate effectively because of changes in conditions such as replacing consulting resources with permanent personnel or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 Framework).

Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MannKind Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MannKind Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 26, 2018, expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the Company’s ability to continue as a going concern.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Stamford, Connecticut

February 27, 2018

Item 9B. Other Information.

2018 Bonus Goals

Each of our executive officers are eligible to receive annual performance-based cash bonuses. The annual performance-based cash bonuses are intended to compensate our executive officers for achieving our annual goals at the corporate level. Each of our executive officers is assigned a target bonus opportunity expressed as a percentage of base salary, which reflects what we believe are market competitive levels and is subject to modification by our board of directors. Target bonuses are not guaranteed and are subject to achievement of our performance objectives as determined by our board of directors and its compensation committee.

The following table lists our executive officers and their respective target bonuses, expressed as a percentage of their base salary:

Executive Officer	Target Bonus Percentage
Michael E. Castagna, Pharm.D., Chief Executive Officer	60%
Steven B. Binder, Chief Financial Officer	50%
Joseph Kocinsky, Chief Technology Officer	50%
Patrick McCauley, Chief Commercial Officer	50%
David B. Thomson, Ph.D., J.D., General Counsel and Secretary	50%
Stuart A. Tross, Ph.D., Chief People and Workplace Officer	50%
Rosabel R. Alinaya, Senior Vice President, Investor Relations and Treasury	50%
Courtney Barton, Vice President, Chief Compliance and Privacy Officer	50%

On February 21, 2018, our board of directors adopted corporate goals for purposes of determining the eligibility of our executive officers to receive performance-based cash bonuses for 2018. The corporate goals relate to the following categories: Afrezza sales (60%), net cash burn (20%), clinical development and regulatory submissions (15%), and business development (5%). There is no minimum percentage of corporate goals that must be achieved in order to earn a bonus, and each category of performance goals can be achieved at up to 200% of the target level.

2017 Bonuses

On February 21, 2018, our board of directors awarded performance-based cash bonuses to our named executive officers based on its determination, after considering the recommendation of the compensation committee of our board of directors, that corporate performance during 2017 achieved 90% of the corporate objectives previously established for such year. Accordingly, each named executive officer will be paid a cash bonus payment equal to 90% of their individual target bonus opportunity. For executive officers, the target bonus opportunity is generally 50% (60% in the case of individuals who hold the office of chief executive officer) of their base salary earned during the previous year.

Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co.

On February 27, 2018, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock having an aggregate offering price of up to $50.0 million or such other amount as may be permitted by the Sales Agreement (the “ATM Offering”). The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-210792).

We are not obligated to sell any shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of The NASDAQ Stock Market, to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. We will pay Cantor Fitzgerald a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Cantor Fitzgerald with customary indemnification and contribution rights. The Sales Agreement may be terminated by Cantor Fitzgerald or us at any time upon notice to the other party, or by Cantor Fitzgerald at any time in certain circumstances, including the occurrence of a material and adverse change in our business or financial condition that makes it impractical or inadvisable to market the shares or to enforce contracts for the sale of the shares.

The foregoing description of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed as Exhibit 10.47 to this Annual Report on Form 10-K. The legal opinion of Cooley LLP relating to the shares of common stock being offered pursuant to the Sales Agreement is filed as Exhibit 5.1 to this Annual Report on Form 10‑K.

This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy any shares under the Sales Agreement nor shall there be any sale of such shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Termination of At Market Issuance Sales Agreement with FBR Capital Markets & Co.

On February 27, 2018, we terminated our At Market Issuance Sales Agreement with B. Riley FBR, Inc. (f/k/a FBR Capital Markets & Co.), dated as of April 26, 2016 (the “FBR Agreement”). No further sales of our common stock will made under the FBR Agreement.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Executive Officers — For information regarding the identification and business experience of our executive officers, see “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

(b) Directors — The information required by this Item regarding the identification and business experience of our directors and corporate governance matters will be contained in the section entitled “Proposal 1 — Election of Directors” and “Corporate Governance Principles and Board and Committee Matters” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the SEC on or before April 30, 2018, and is incorporated herein by reference.

(c) Section 16(a) Beneficial Ownership Reporting Compliance — Section 16(a) of the Exchange Act requires our directors, executive officers and any persons beneficially holding more than 10% of our common stock to report their initial ownership of our common stock and any subsequent changes in that ownership to the SEC. Our executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Specific due dates for these reports have been established and we are required to identify those persons who failed to timely file these reports. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations from our directors and officers that no other reports were required, during the fiscal year ended December 31, 2017, all of our directors, officers and greater than 10% stockholders complied with the Section 16(a) filing requirements; except that Dr. Castagna failed to timely file one Form 4 during the fiscal year ended December 31, 2017. The Form 4 reportable transaction is described below.

On May 29, 2017, in connection with his appointment as our Chief Executive Officer, our board of directors granted Dr. Castagna an option to purchase 191,000 shares of our common stock under our 2013 Equity Incentive Plan (the “Plan”), with 25% of such shares vesting one year after May 25, 2017 and the balance vesting in equal monthly installments over the following 36 months. In accordance with the Plan, the options have an exercise price of $1.52 per share, which was equal to the closing price of our common stock as reported on The NASDAQ Global Market on May 26, 2017.  Due to an administrative oversight, the equity award was not timely reported on Form 4 within the 48-hour time window, but was instead filed on June 14, 2017.

We have adopted a Code of Business Conduct and Ethics Policy that applies to our directors and employees and have posted the text of the policy on our website (www.mannkindcorp.com) in connection with “Investors” materials. In addition, we intend to promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver, to the extent any such waiver is required to be disclosed pursuant to the rules and regulations of the SEC.

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

3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation of MannKind Corporation (incorporated by reference to Exhibit 3.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on December 13, 2017).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on November 19, 2007).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

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

4.13

Fifth Amendment to Facility Agreement, dated January 15, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on January 18, 2018).

4.14

Sixth Amendment to Facility Agreement, dated January 18, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on January 18, 2018).

4.15

Indenture, by and between MannKind and U.S. Bank, dated October 30, 2017 (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 30, 2017).

4.16

Form of 5.75% Convertible Senior Subordinated Exchange Note due 2021 (incorporated by reference to Exhibit A of Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 30, 2017).

4.17

Form of Warrant to Purchase Common Stock issued November 16, 2015 (incorporated by reference to Exhibit 4.17 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 15, 2016).

5.1	Opinion of Cooley LLP.

10.1*

Offer Letter Agreement, dated July 12, 2017, by and between MannKind and Steven B. Binder (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 17, 2017).

10.2*

Offer Letter, dated March 9, 2016, by and between MannKind and Michael E. Castagna (incorporated by reference to Exhibit 10.38 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 15, 2016).

10.3*

Offer Letter dated December 22, 2016, by and between MannKind and Stuart Tross (incorporated by reference to Exhibit 10.36 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

10.4*	Offer Letter dated February 17, 2017, by and between MannKind and Courtney Barton.

10.5*	Offer Letter dated June 28, 2017, by and between MannKind and Patrick McCauley.

10.6*	Offer Letter dated February 2, 2018, by and between MannKind and David Kendall.

10.7*

Executive Severance Agreement, dated October 10, 2007, between MannKind and David Thomson (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), as amended, filed with the SEC on October 17, 2007).

10.8*

Form of Indemnity Agreement entered into between MannKind and each of its directors and officers (incorporated by reference to Exhibit 10.1 to MannKind’s Registration Statement on Form S-1 (File No. 333-115020),filed with the SEC on April 30, 2004, as amended).

10.9*	Form of Change of Control Agreement (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on April 7, 2017).

10.10*	Description of Officers’ Incentive Program (incorporated by reference to Exhibit 10.5 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2006).

10.11*	2004 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to MannKind’s proxy statement on Schedule 14A (File No. 000-50865), filed with the SEC on April 6, 2012).

Exhibit Number	Description of Document

10.12*

Form of Stock Option Agreement under the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

10.13*

Form of Phantom Stock Award Agreement under the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on December 14, 2005).

10.14*

2004 Non-Employee Directors’ Stock Option Plan and form of stock option agreement there under (incorporated by reference to Exhibit 10.20 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2006).

10.15*

2004 Employee Stock Purchase Plan and form of offering document there under (incorporated by reference to Exhibit 10.4 to MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

10.16*	Non-Employee Director Compensation Program.

10.17*

MannKind Corporation 2013 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 9, 2016).

10.18*

Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the MannKind 2013 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to MannKind’s registration statement on Form S-8(File No. 000-188790), filed with the SEC on May 23, 2013).

10.19*

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the MannKind 2013 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to MannKind’s registration statement on Form S-8 (File No. 000-188790), filed with the SEC on May 23, 2013).

10.20*

Acknowledgment and Agreement, dated as of October 31, 2013, by and between MannKind and The Mann Group LLC (incorporated by reference to Exhibit 99.1 MannKind’s Current Report on Form 8-K (File No. 000-50865),filed with the SEC on November 4, 2013).

10.21	Form of Exchange Agreement (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 2, 2017).

10.22

Form of Securities Purchase Agreement, dated October 10, 2017 (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 11, 2017).

10.23

Engagement Letter, dated October 10, 2017, by and between MannKind and H.C. Wainwright & Co. LLC (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 11, 2017).

10.24

Amended and Restated Promissory Note made by MannKind in favor of The Mann Group LLC, dated October 18, 2012 (incorporated by reference to Exhibit 10.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 19, 2012).

10.25

Facility Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 1, 2013).

10.26

First Amendment to Facility Agreement and Registration Rights Agreement, dated as of February 28, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P., and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 10.39 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 3, 2014).

10.27

Second Amendment to Facility Agreement and Registration Rights Agreement, dated as of August 11, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 4.14 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 10, 2014).

10.28

Exchange and Third Amendment to Facility Agreement, dated June 29, 2017 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on June 29, 2017).

10.29

Fourth Amendment to Facility Agreement, dated October 23, 2017 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 23, 2017).

Exhibit Number	Description of Document
10.30

Fifth Amendment to Facility Agreement, dated January 15, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on January 19, 2018).

10.31

Sixth Amendment to Facility Agreement, dated January 18, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on January 19, 2018).

10.32

At Market Issuance Sales Agreement, by and between MannKind and FBR Capital Markets & Co., dated April 26, 2016 (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on April 26, 2016).

10.33

Engagement Letter, dated May 8, 2016, by and between MannKind and H.C. Wainwright & Co. LLC (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 10, 2016).

10.34

Exchange Agreement, dated April 18, 2017, by and among MannKind Corporation, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on April 19, 2017).

10.35

Agreement of Purchase and Sale and Joint Escrow Instructions, dated January 6, 2017, by and between MannKind and Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on January 12, 2017).

10.36

First, Second and Third Amendments to Agreement of Purchase and Sale and Joint Escrow Instructions, dated February 7, 2017, February 10, 2017 and February 15, 2017, respectively, by and between MannKind and Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 10.35 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

10.37

Agreement, dated June 27, 2017, by and between MannKind and The Mann Group LLC (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on June 29, 2017).

10.38

Agreement, dated September 13, 2006, between MannKind and Torcon, Inc. (incorporated by reference to Exhibit 10.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 9, 2007).

10.39**

Supply Agreement, dated December 31, 2004, between MannKind and Vaupell, Inc. (incorporated by reference to Exhibit 10.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on February 23, 2005).

10.40**

Letter Agreement, dated June 24, 2011, between MannKind and N.V. Organon (incorporated by reference to Exhibit 10.3 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 4, 2011).

10.41**

Supply Agreement, dated as of July 31, 2014, by and between MannKind and Amphastar France Pharmaceuticals S.A.S. (incorporated by reference to Exhibit 10.3 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 10, 2014).

10.42

First Amendment to Supply Agreement, dated October 31, 2014, by and between MannKind and Amphastar France Pharmaceuticals, S.A.S. and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.32 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

10.43**

Second Amendment to Supply Agreement, dated November 9, 2016, by and between MannKind and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.33 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

10.44

Sublease Agreement, dated May 1, 2015, by and between MannKind and the Alfred Mann Foundation for Scientific Research (incorporated by reference to Exhibit 10.37 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 15, 2016).

10.45

Settlement Agreement, dated November 9, 2016, by and among MannKind, Technosphere International C.V., MannKind Netherlands B.V. and Sanofi-Aventis U.S. LLC (incorporated by reference to Exhibit 10.31 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

10.46

Office Lease, dated May 5 2017, by and between MannKind and Russell Ranch Road II LLC. (incorporated by reference to Exhibit 10.3 to MannKind’s Quarterly Report on Form 10-Q (file No. 000-50865), filed with the SEC on August 7, 2017).

10.47	Controlled Equity OfferingSM Sales Agreement, by and between MannKind and Cantor Fitzgerald & Co., dated February 27, 2018.

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description of Document
24.1	Power of Attorney (included on signature page hereto).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

MANNKIND CORPORATION

By:	/s/ Michael Castagna
Michael E. Castagna
Chief Executive Officer

Dated: February 27, 2018

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael E. Castagna and David Thomson, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and any other documents in connection therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael E. Castagna Michael E. Castagna	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2018

/s/ Steven B. Binder Steven B. Blinder	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2018

/s/ Kent Kresa Kent Kresa	Chairman of the Board of Directors	February 27, 2018

/s/ Ronald J. Consiglio Ronald J. Consiglio	Director	February 27, 2018

/s/ Michael Friedman Michael Friedman, M.D.	Director	February 27, 2018

/s/ David H. MacCallum David H. MacCallum	Director	February 27, 2018

/s/ Henry L. Nordhoff Henry L. Nordhoff	Director	February 27, 2018

/s/ James S. Shannon James S. Shannon	Director	February 27, 2018

MANNKIND CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MannKind Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MannKind Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period December 31, 2017 and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s available cash resources and continuing cash needs raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Stamford, Connecticut

February 27, 2018

We have served as the Company’s auditor since 2001.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In thousands except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$43,946	$22,895
Restricted cash	4,409	—
Accounts receivable, net	2,789	302
Receivable from Sanofi	—	30,557
Inventory	2,657	2,331
Asset held for sale	—	16,730
Deferred costs from commercial product sales	405	309
Prepaid expenses and other current assets	3,010	4,364
Total current assets	57,216	77,488
Property and equipment, net	26,922	28,927
Other assets	437	648
Total assets	$84,575	$107,063

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$6,984	$3,263
Accrued expenses and other current liabilities	12,449	7,937
Facility financing obligation	52,745	71,339
Deferred revenue, net	3,038	3,419
Deferred payments from collaboration - current	250	1,000
Recognized loss on purchase commitments - current	12,131	5,093
Total current liabilities	87,597	92,051
Note payable to principal stockholder	79,666	49,521
Accrued interest - note payable to principal stockholder	2,347	9,281
Senior convertible notes	24,411	27,635
Recognized loss on purchase commitments - long term	97,585	95,942
Warrant liability	—	7,381
Deferred payments from collaboration - long term	500	—
Milestone rights liability and other liabilities	7,201	8,845
Total liabilities	299,307	290,656
Commitments and contingencies (Note 14)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value - 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.01 par value - 280,000,000 and 140,000,000 shares authorized, 119,053,414 and 95,680,831 shares issued and outstanding at December 31, 2017 and 2016, respectively	1,192	957
Additional paid-in capital	2,638,992	2,553,039
Accumulated other comprehensive loss	(18)	(24)
Accumulated deficit	(2,854,898)	(2,737,565)
Total stockholders' deficit	(214,732)	(183,593)
Total liabilities and stockholders' deficit	$84,575	$107,063

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(In thousands except per share data)
Revenues:
Net revenue - commercial product sales	$9,192	$1,895	$—
Net revenue - collaboration	250	171,965	—
Revenue - other	2,303	898	—
Total revenues	11,745	174,758	—
Expenses:
Cost of goods sold	17,228	17,121	64,745
Cost of revenue - collaboration	—	32,971	—
Research and development	14,118	14,917	29,674
Selling, general and administrative	74,959	46,928	40,960
Property and equipment impairment	203	1,259	140,412
Loss (gain) on foreign currency translation	13,641	(3,433)	2,697
(Gain) loss on purchase commitments	(215)	(2,265)	66,167
Total expenses	119,934	107,498	344,655
(Loss) income from operations	(108,189)	67,260	(344,655)
Other (expense) income:
Change in fair value of warrant liability	5,488	5,369	—
Interest income	293	85	18
Interest expense on notes	(9,494)	(15,576)	(21,231)
Interest expense on note payable to principal stockholder	(3,782)	(2,901)	(2,894)
(Loss) gain on extinguishment of debt	(1,611)	72,024	(1,049)
Other income (expense)	13	(597)	1,366
Total other (expense) income	(9,093)	58,404	(23,790)
(Loss) income before income tax expense	(117,282)	125,664	(368,445)
Provision for income taxes	51	—	—
Net (loss) income	$(117,333)	$125,664	$(368,445)
Net (loss) income per share - basic	$(1.13)	$1.37	$(4.54)
Net (loss) income per share - diluted	$(1.13)	$1.36	$(4.54)
Shares used to compute basic net (loss) income per share	104,245	92,053	81,233
Shares used to compute diluted net (loss) income per share	104,245	92,085	81,233

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net (loss) income	$(117,333)	$125,664	$(368,445)
Other comprehensive income (loss):
Cumulative translation gain (loss)	6	(4)	(6)
Comprehensive (loss) income	$(117,327)	$125,660	$(368,451)

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2015	81,212	$812	$2,420,216	$(14)	$(2,494,784)	$(73,770)
Exercise of stock options	340	3	3,255	—	—	3,258
Issuance of common shares from the release of restricted stock units	144	1	(1)	—	—	0
Issuance of common shares pursuant to warrant exercises	843	8	10,115	—	—	10,123
Issuance of common shares under Employee Stock Purchase Plan	54	1	886	—	—	887
Stock-based compensation expense	—	—	8,725	—	—	8,725
Restricted stock units taxes paid in cash	—	—	(1,856)	—	—	(1,856)
Capital contribution	—	—	40	—	—	40
Issuance of common shares pursuant to conversions of certain 2015 notes	375	4	7,922	—	—	7,926
Issuance of common stock for lender financing fees	8	—	160	—	—	160
Discount on notes-for-stock exchange	—	—	169	—	—	169
Issuance of common stock pursuant to TASE stock sale	2,771	28	34,682	—	—	34,710
Return of loaned common stock	(1,800)	(18)	18	—	—	—
Issuance of common stock pursuant to at-the-market issuances	1,788	18	27,825	—	—	27,843
Issuance of warrant liability	—	—	(202)	—	—	(202)
Reclassification of warrant liability to equity	—	—	109	—	—	109
Cumulative translation loss	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(368,445)	(368,445)
BALANCE, DECEMBER 31, 2015	85,735	857	2,512,063	(20)	(2,863,229)	(350,329)
Exercise of stock options	55	1	466	—	—	467
Issuance of common shares from the release of restricted stock units	131	1	(1)	—	—	0
Issuance of common shares under Employee Stock Purchase Plan	51	1	425	—	—	426
Stock-based compensation expense	—	—	5,135	—	—	5,135
Restricted stock units taxes paid in cash	—	—	(165)	—	—	(165)
Issuance of direct placement — common stock and warrants	9,709	97	49,903	—	—	50,000
Issuance costs associated with direct placement	—	—	(2,037)	—	—	(2,037)
Proceeds allocated to warrant liabilities	—	—	(12,750)	—	—	(12,750)
Cumulative translation loss	—	—	—	(4)	—	(4)
Net income	—	—	—	—	125,664	125,664
BALANCE, DECEMBER 31, 2016	95,681	957	2,553,039	(24)	(2,737,565)	(183,593)
Exercise of stock options	5	0	24	—	—	24
Issuance of common shares from the release of restricted stock units	135	2	(1)	—	—	1
Issuance of common shares under Employee Stock Purchase Plan	103	1	235	—	—	236
Stock-based compensation expense	—	—	4,847	—	—	4,847
Restricted stock units taxes paid in cash	—	—	(127)	—	—	(127)
Issuance of shares pursuant to conversion of notes	11,496	115	20,984	—	—	21,099
Issuance of direct placement — common stock	10,167	102	60,898	—	—	61,000
Issuance costs associated with direct placement	—	—	(3,310)	—	—	(3,310)
Issuance of ATM placement	173	2	562	—	—	564
Issuance costs associated with ATM placement	—	—	(17)	—	—	(17)
Reclassification of warrant liability to equity	1,293	13	1,880	—	—	1,893
Amortization of shelf fees	—	—	(22)	—	—	(22)
Cumulative translation loss	—	—	—	6	—	6
Net loss	—	—	—	—	(117,333)	(117,333)
BALANCE, DECEMBER 31, 2017	119,053	$1,192	$2,638,992	$(18)	$(2,854,898)	$(214,732)

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(117,333)	$125,664	$(368,445)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation, amortization and accretion	3,528	4,158	13,276
Stock-based compensation expense	4,847	5,135	8,725
Change in fair value of warrant liability	(5,488)	(5,369)	—
Loss (gain) on foreign currency translation	13,641	(3,433)	2,697
Loss (gain) on extinguishment of debt	1,611	(72,024)	1,049
Interest incurred through borrowings under Sanofi Loan Facility	—	4,478	1,652
Interest on note payable to principal stockholder	3,782	2,901	2,894
Series A warrant issuance cost	—	653	—
Other, net	100	19	—
(Gain) loss on sale, abandonment/disposal or impairment of property and equipment	203	1,259	140,582
(Gain) loss on purchase commitments	(215)	(2,265)	66,167
Write-off of inventory	2,971	—	36,104
Changes in operating assets and liabilities:
Accounts receivable, net	(2,487)	(302)	—
Receivable from Sanofi	30,557	(30,534)	—
Inventory	(3,297)	(2,331)	(26,434)
Receivable from collaboration	—	—	50,413
Deferred costs from commercial product sales	(96)	(309)	—
Deferred costs from collaboration	—	13,539	(13,539)
Prepaid expenses and other current assets	1,354	(346)	13,481
Other assets	188	361	150
Accounts payable	3,800	(12,118)	8,413
Accrued expenses and other current liabilities	2,932	348	(12,467)
Deferred revenue	(381)	3,419	—
Deferred payments from collaboration	(250)	(134,056)	950
Deferred sales from collaboration	—	(17,503)	17,067
Recognized loss on purchase commitments	(4,745)	40,566	—
Milestone rights liability and other liabilities	—	—	33
Net cash used in operating activities	(64,778)	(78,090)	(57,232)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,144)	(10,285)
Net proceeds from sale of asset held for sale	16,651	—	—
Proceeds from sale of property and equipment	24	17	82
Net cash provided by (used in) investing activities	16,675	(1,127)	(10,203)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from direct placement of common stock	61,000	50,000	—
Issuance cost associated with direct placement	(3,310)	(2,690)	—
Principal payments on facility financing obligation	(4,000)	(5,000)	—
Payment of employment taxes related to vested restricted stock units	(127)	(165)	(1,858)
Proceeds from issuance of common stock	—	893	4,146
Proceeds from issuance of common stock under Tel Aviv Stock Exchange	—	—	36,142
Issuance cost associated with the Tel Aviv Stock Exchange	—	—	(1,432)
Exercise of warrants for common stock	—	—	10,123
Payment of senior convertible notes	—	—	(64,287)
Payment of debt issuance costs on senior convertible notes	—	—	(831)
Borrowings on note payable to principal stockholder	19,429	—	—
Milestone payment	—	—	(4,219)
Proceeds from issuance of common stock pursuant to at-the-market issuance	564	—	28,392
Issuance costs of at-the-market transactions	(17)	—	(548)
Other	24	—	40
Net cash provided by financing activities	73,563	43,038	5,668
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	25,460	(36,179)	(61,767)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	22,895	59,074	120,841
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$48,355	$22,895	$59,074
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Income taxes paid in cash	$51	$—	$—
Interest paid in cash, net of amounts capitalized	$7,728	$8,991	$13,355
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payment of note obligations and interest through issuance of common stock	$20,593	$—	$8,253
Non-cash construction in progress and property and equipment	$—	$588	$—
Reclassification of deferred payments from collaboration to Sanofi Loan Facility and loss share obligation	$—	$5,174	$59,337
Reclassification of property and equipment to asset held for sale	$—	$17,294	$—
Capitalization of interest on note payable to principal stockholder	$10,716	$—	$—
Reclassification of warrant liability to additional paid-in capital	$1,880	$—	$—

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Business — MannKind Corporation and Subsidiaries (the “Company”) is a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for diseases such as diabetes and pulmonary arterial hypertension. The Company’s only approved product, Afrezza (insulin human) inhalation powder, is a rapid-acting inhaled insulin that was approved by the U.S. Food and Drug Administration (the “FDA”) in June of 2014 to improve glycemic control in adults with diabetes. Afrezza became available by prescription in U.S. retail pharmacies in February 2015. Pursuant to a license and collaboration agreement (the “Sanofi License Agreement”) between the Company and Sanofi-Aventis U.S. LLC (“Sanofi”). Sanofi was responsible for global commercial, regulatory and development activities associated with Afrezza from August 2014 to April 2016.  After a transition period during which Sanofi continued to fulfill orders for Afrezza, the Company assumed responsibility for worldwide development and commercialization of Afrezza and the Company began distributing MannKind-branded Afrezza to wholesalers in July 2016. During the second half of 2016, the Company utilized a contract sales organization to promote Afrezza while the Company focused its internal resources on establishing a channel strategy, entering into distribution agreements and developing co-pay assistance programs, a voucher program, data agreements and payor relationships. In early 2017, the Company recruited its own specialty sales force to promote Afrezza to endocrinologists and certain high-prescribing primary care physicians. The Company’s current strategy for future commercialization of Afrezza outside of the United States, subject to receipt of the necessary foreign regulatory approvals, is to seek and establish regional partnerships in foreign jurisdictions where there are appropriate commercial opportunities.

Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is not currently profitable and has rarely generated positive net cash flow from operations. As of December 31, 2017, the Company had an accumulated deficit of $(2.9) billion.

At December 31, 2017, the Company’s capital resources consisted of cash and cash equivalents of $43.9 million. The Company expects to continue to incur significant expenditures to support commercial manufacturing, sales and marketing of Afrezza and the development of product candidates in the Company’s pipeline. The facility agreement (the “Facility Agreement”) with Deerfield Private Design Fund II, L.P. (“Deerfield Private Design Fund”) and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) that resulted in the issuance of 9.75% Senior Convertible Notes due 2019 (“2019 notes”) and the First Amendment to Facility Agreement and Registration Rights Agreement (the “First Amendment”) that resulted in the issuance of an additional tranche of 8.75% Senior Convertible Notes due 2019 (“Tranche B notes”) (see Note 7 — Borrowings) requires the Company to maintain at least $25.0 million in cash and cash equivalents or available borrowings under the loan arrangement, dated as of October 2, 2007, between the Company and The Mann Group LLC (“The Mann Group”) (as amended, restated, or otherwise modified as of the date hereof, “The Mann Group Loan Arrangement”), as of the last day of each fiscal quarter. On June 29, 2017, the Company entered into an Exchange and Third Amendment to the Facility Agreement (the “Third Amendment”) with Deerfield which, among other things, amended such financial covenant to provide that, if certain conditions are met, then the obligation to maintain at least $25.0 million in cash as of the end of each quarter will be reduced to $10.0 million as of August 31, 2017, September 30, 2017, October 31, 2017 and December 31, 2017 if certain conditions were met (see Note 7 — Borrowings). We met the conditions at each of these month-ends.

As of December 31, 2017, the Company has $157.8 million principal amount of outstanding borrowings. The Company has entered into certain transaction related to these borrowings during 2017 and 2018 that are more fully described in Note 6 - Related Party Agreements, Note 7 – Borrowings and Note 20 – Subsequent Events.

The Company’s available cash and financing sources will not be sufficient to meet its current and anticipated cash requirements, accordingly, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to raise additional capital, whether through a sale of equity or debt securities, a strategic business collaboration with another company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to continue the development and commercialization of Afrezza and other product candidates and to support its other ongoing activities. The Company cannot provide assurances that such additional capital will be available on acceptable terms or at all. Successful completion of these plans is dependent on factors outside of the Company’s control.  As such, management cannot be certain that such plans will be effectively implemented within one year after the date that the financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reverse Stock Split - On March 1, 2017, following stockholder approval, the Company’s board of directors approved a 1-for-5 reverse stock split of its outstanding common stock. On March 1, 2017, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to effect the 1-for-5 reverse stock split of the Company’s outstanding common stock (the “Reverse Stock Split”) and to reduce the authorized number of shares of the Company’s common stock from 700,000,000 to 140,000,000 shares. The Company’s common stock began trading on the NASDAQ Global Market on a split-adjusted basis when the market opened on March 3, 2017. As a result, prior to March 3, 2017, all common stock share amounts included in these consolidated financial statements have been retroactively reduced by a factor of five, and all common stock per share amounts have been increased by a factor of five, with the exception of the Company’s common stock par value.

Correction of an Immaterial Error — Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2016 on Form 10-K, the Company determined that the common stock par value as of December 31, 2016 should not have been retrospectively adjusted for the impact of the reverse stock split on March 3, 2017 as described above. Management evaluated the materiality of the errors from a quantitative and qualitative perspective and concluded that this adjustment was not material to the Company’s previously issued financial statements. The Company has elected to revise the historical consolidated financial information presented herein in the consolidated balance sheet and statements of stockholders’ deficit to reflect the correction of this error for the prior periods presented. Since the revisions were not material, no amendments to previously filed reports were required. The revisions had the effect of decreasing common stock and increasing additional paid in capital by $3.8 million, $3.4 million, and $3.2 million as of December 31, 2016 and 2015 and January 1, 2015, respectively. Each affected individual line item within the consolidated statements of stockholders’ deficit relating to issuances of common shares for any reason and the return of loaned common stock in the years ended December 31, 2016 and 2015 have likewise been revised to decrease the common stock and increase the additional paid in capital attributable to each such transaction.

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

2. Summary of Significant Accounting Policies

Financial Statement Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies, and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. The more significant estimates reflected in these accompanying consolidated financial statements include revenue recognition and gross-to-net adjustments, assessing long-lived assets for impairment, clinical trial expenses, inventory costing and recoverability, recognized loss on purchase commitment, milestone rights liability, stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets.

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

The current accounting guidance requires the Company to reliably estimate returns in order to recognize revenue upon shipment. While we can currently estimate returns within a range, it is not sufficiently precise to meet the current requirements. Accordingly, the Company defers recognition of revenue on Afrezza product shipments through wholesale distributors until the right of return no longer exists, which occurs at the earlier of the time Afrezza is dispensed from pharmacies to patients or expiration of the right of return. Deferred revenue is presented net of deferred product sales discounts which are further described in Gross-to-net Adjustments below. Through the third quarter of 2017, the Company recognized revenue for wholesale distributors based on Afrezza patient prescriptions dispensed as estimated by syndicated data provided by a third party. The Company also analyzed additional data points to ensure that such third-party data was reasonable, including data related to inventory movements within the channel and ongoing prescription demand.

Change in Estimate – In the fourth quarter of 2017, the Company obtained new and more comprehensive data regarding the inventory in the distribution channel. This data indicated that the amount of inventory in the distribution channel was less than previously estimated. Because the new data was more comprehensive than the data that was previously available to the Company, the Company adjusted the ending gross deferred revenue balance to match the new estimate. In addition to adjusting the gross deferred revenue balance, the Company adjusted the ending balances of deferred discounts and deferred cost of goods sold. The net effect of this change was an increase to net income of $1.2 million or $0.01 basic and diluted net income (loss) per share for the year ended December 31, 2017.

Sales of Afrezza through Specialty Pharmacies - During the first quarter of 2017, the Company began selling Afrezza to a network of specialty pharmacies. Specialty pharmacies generally purchase product on demand.  Title and risk of loss passes to the specialty pharmacies at shipment and our estimated returns are minimal.  Therefore, the Company recognizes revenue for sales through specialty pharmacies at the time the product is shipped to the specialty pharmacies, net of Gross-to-net Adjustments as described below. For the year ended December 31, 2017, the net amount of revenue recognized from sales to specialty pharmacies was $0.5 million.

For the years ended December 31, 2017 and 2016, Afrezza net revenue from commercial product sales consisted of $9.2 million and $1.9 million of net sales, respectively. As of December 31, 2017 and 2016, the ending balances for net deferred revenue, were $3.0 million and $3.4 million, on the Company’s consolidated balance sheets which are presented net of $1.5 million and $0.8 million in deferred gross-to-net adjustments, respectively. The December 31, 2016 deferred revenue balance includes $1.7 million of bulk insulin sales which is described more fully under the heading Revenue Recognition – Revenue – Other below. For the year ended December 31, 2017, shipments to three wholesale distributors represented 89% of total shipments. For the year ended December 31, 2016, the Company sold directly to ICS and Sanofi and for the year ended December 31, 2015 the Company sold directly to Sanofi.

Gross-to-net Adjustments — Estimated gross-to-net adjustments for Afrezza include wholesaler distribution fees, prompt pay discounts, estimated rebates and chargebacks and patient discount and co-pay assistance programs, and are based on estimated amounts owed or to be claimed on the related sales. These estimates take into consideration the terms of the Company’s agreements with its customers and the levels of inventory within the distribution and retail channels that may result in future rebates or discounts taken. In certain cases, such as patient support programs, the Company recognizes the cost of patient discounts as a reduction of gross revenue based on estimated utilization. If actual future results vary, the Company may need to adjust these estimates, which could have an effect on product revenue in the period of adjustment. The Company records product sales deductions in the consolidated statements of operations at the time product revenue is recognized. At December 31, 2017 and 2016, year to date total gross-to-net adjustments were approximately $3.4 million and $0.8 million, which represents 27% and 30% of gross revenue from product sales, respectively. Gross-to-net items that are unpaid at the end of each period are presented in discounts and allowances for commercial product sales in accrued expense and other current liabilities.

Wholesaler Distribution Fees — The Company pays distribution fees to certain wholesale distributors based on contractually determined rates. The Company accrues the distribution fees on shipment to the respective wholesale distributors and recognizes the distribution fees as a reduction of revenue in the same period the related revenue is recognized.

Prompt Pay Discounts — The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. The Company accounts for cash discounts by reducing accounts receivable and deferred revenue by the prompt pay discount amount (at the time of shipment to the wholesale distributor). The Company recognizes the cash discounts as a reduction of revenue in the same period the related revenue is recognized.

Rebates and Chargebacks — Most of our rebates are contractual or legislatively mandated. Sales rebates include managed care, Medicare, Medicaid, and various other programs. The Company participates in federal and state government-managed Medicare and Medicaid rebate programs and, as such, is required to provide rebates under these programs. Chargebacks are discounts that occur when customers purchase directly from an intermediary wholesale purchaser.

The Company accounts for these rebates and chargebacks by establishing an accrual based on contractual discount rates, expected utilization under each contract and an estimate of the amount of inventory in the distribution channel that will become subject to such rebates and chargebacks based on historical payor data provided by a third-party vendor along with additional data including forecasted participation rate. From that data, as well as input received from the commercial team, an estimated participation rate for each program is determined and applied at the rate for those sales. Any new information regarding changes in the programs’ regulations and guidelines or any changes in the Company’s government price reporting calculations that would impact the amount of the rebates will also be taken into account in determining or modifying the appropriate reserve. The time period between the date the product is sold into the channel and the date such rebates may be paid can be up to approximately six to nine months. As such, continuous monitoring of these estimates will be performed on a periodic basis, and if necessary, adjusted to reflect new facts and circumstances. Rebates and chargebacks are recognized as a reduction of revenue in the period the related revenue is recognized.

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

Deferred Costs from Commercial Product Sales — Deferred costs from commercial product sales represents the cost of product (including labor, overhead and shipping costs to third party logistics providers) shipped to wholesale distributors, but not dispensed by pharmacies to patients. If the Company estimates that inventory that has been shipped to wholesale distributors will be returned for credit because there is a risk of product expiry, deferred costs of commercial product sales is reduced and cost of goods sold is increased for the cost of such inventory.

Revenue Recognition — Net Revenue — Collaborations — The Company enters into collaborations under which we must perform certain obligations and receive periodic payments. The Company evaluates the collaborations under the multiple element revenue recognition accounting guidance. Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered elements have stand-alone value to the customer. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price of each deliverable and the appropriate revenue recognition principles are applied to each unit. The assessment of multiple element arrangements requires judgment in order to determine the appropriate units of accounting and the points in time that, or periods over which, revenue should be recognized. The terms of and the accounting for the Company’s collaborations are described more fully in Note 8 — Collaboration Arrangements.

Revenue Recognition — Revenue — Other — In 2017, Revenue-other consists of $1.7 million of revenue from bulk insulin sales and $0.6 million related to the sale of intellectual property to Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd (“Fosun”), which is accounted for under the multiple-deliverable revenue recognition guidance and more fully described in Note 9 – Sale of Intellectual Property. Revenue from bulk insulin sales are recognized after delivery and customer acceptance of the bulk insulin. When the accounting requirements for revenue recognition of bulk insulin sales are not met, the Company defers recognition of revenue until such time that all criteria are met. As of December 31, 2016 the ending balance in deferred revenue included amounts related to bulk insulin sales of approximately $1.7 million. There was no deferred revenue related to bulk insulin sales as of December 31, 2017.

Cost of Goods Sold — Cost of goods sold includes the costs related to Afrezza product dispensed by pharmacies to patients as well as the following costs which are expensed as incurred rather than capitalized into inventory: excess capacity labor and overhead, the impact of the annual revaluation of inventory and deferred costs of commercial sales to standard costs, and write-offs of inventory and deferred costs of commercial sales.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of December 31, 2017 and 2016, cash equivalents were comprised of money market accounts with maturities less than 90 days from the date of purchase.

Restricted Cash – The Company records restricted cash when cash and cash equivalents are restricted as to withdrawal or usage. The Company presents amounts of restricted cash that will be available for use within twelve months of the reporting date as restricted cash in current assets. Restricted cash amounts that will not be available for use in the Company’s operations within twelve months of the reporting date are presented as restricted cash in long term assets.

Concentration of Credit Risk — Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. Cash and cash equivalents are held in high credit quality institutions. Cash equivalents consist of interest-bearing money market accounts, which are regularly monitored by management.

Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. If the Company estimates that inventory that has been shipped to wholesale distributors will be returned for credit because there is a risk of product expiration, the Company reduces deferred revenue and increases the allowance for returns of such inventory. As of December 31, 2017 and 2016, the allowance for returns was de minimis. As of December 31, 2017 and 2016, there was no allowance for doubtful accounts. As of December 31, 2017 and 2016, the Company had three wholesale distributors representing approximately 93% and 95% of gross accounts receivable, respectively.

Inventories — Inventories are stated at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method. The Company capitalizes inventory costs associated with the Company’s products based on management’s judgment that future economic benefits are expected to be realized; otherwise, such costs are expensed as cost of goods sold. The Company periodically analyzes its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value and writes down such inventories, as appropriate. In addition, the Company’s products are subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or may become obsolete or are forecasted to become obsolete due to expiration, the Company will record a charge to write down such unmarketable inventory to its estimated net realizable value.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand at December 31, 2017 and 2016. As a result of these assessments, the Company recorded a $3.0 million charge for the year ended December 31, 2017, to write-off inventory that may expire prior to sale. For the year ended December 31, 2016 there were no write-offs to inventory. For the year ended December 31, 2015, the Company recorded a charge of $39.3 million to record the inventory raw materials on hand at the lower of cost or net realizable value, inventory expiry and write-off other inventory related assets.

Leases – The Company records rent expense for leases that contain scheduled rent increases on a straight-line basis over the lease term. When determining lease terms, the Company begins with the point at which the Company obtains control and possession of the leased property.

State Research and Development Credit Exchange Receivable — The State of Connecticut provides certain companies with the opportunity to exchange certain research and development income tax credit carryforwards for cash in exchange for foregoing the carryforward of the research and development credits (the “State Program”). The State Program provides for an exchange of research and development income tax credits for cash equal to 65% of the value of corporation tax credit available for exchange. Estimated amounts receivable under the State Program are recorded as a reduction of research and development expenses. These amounts are included in prepaid expenses and other current assets on the consolidated balance sheets.

During the year ended December 31, 2017, there was no research and development tax credit. During the years ended December 31, 2016 and 2015, research and development expenses were offset by research and development tax credits of $0.2 million and $0.7 million, respectively.

Prepaid Expenses and Other Current Assets — As of December 31, 2017 and 2016, prepaid expenses and other current assets primarily consist of prepaid expenses for goods and services to be received and includes a certificate of deposit for $0.4 million as collateral as required by an agreement with the bank.

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

If the Company believes an asset to be impaired, the impairment recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset. Fair value is determined using the market, income or cost approaches as appropriate for the asset. Any write-downs are treated as permanent reductions in the carrying amount of the asset and recognized as an operating loss.

The Company recorded an asset impairment of $0.2 million, $1.3 million and $140.6 million for the years ended December 31, 2017, 2016 and 2015, respectively (see Note 4 — Property and Equipment).

Recognized Loss on Purchase Commitments — The Company assesses whether losses on long term purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for the future purchases are recognized unless recoverable. When making the assessment, the Company also considers whether it is able to renegotiate with its vendors. The recognized loss on purchase commitments is reduced as inventory items are received. If, subsequent to an accrual, a purchase commitment is successfully renegotiated, the gain is recognized in the Company’s consolidated statement of operations.

During the year ended December 31, 2015, the Company recorded a loss on purchase commitments amounting to $116.2 million offset by $50 million expected to be recovered from Sanofi, primarily due to a long term purchase commitment for insulin raw materials. During the year ended December 31, 2016, the balance was adjusted for the recovery received from Sanofi, current purchases on the contracts and a reduction in the recognized loss related to amendments to purchase contracts. The balance of the recognized loss on insulin purchase commitments is $109.3 million as of December 31, 2017. No new contracts were identified in 2017 or 2016 requiring a new loss on purchase commitment accrual.

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

The initial fair value estimate of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones and discounted to present value using a selected market discount rate. The expected timing and probability of achieving the milestones was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. The Milestone Rights liability will be remeasured as the specified milestone events are achieved. Specifically, as each milestone event is achieved, the portion of the initially recorded Milestone Rights liability that pertains to the milestone event being achieved, will be remeasured to the amount of the specified related milestone payment. The resulting change in the balance of the Milestone Rights liability due to remeasurement will be recorded in the Company’s consolidated statements of operations as interest expense. Furthermore, the Milestone Rights liability will be reduced upon the settlement of each milestone payment. As a result, each milestone payment would be effectively allocated between a reduction of the recorded Milestone Rights liability and an expense representing a return on a portion of the Milestone Rights liability paid to the investor for the achievement of the related milestone event (see Note 7 — Borrowings). As of December 31, 2017 and 2016, the remaining liability balance was $8.9 million.

Fair Value of Financial Instruments —The Company applies various valuation approaches in determining the fair value of its financial assets and liabilities within a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

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

Significant management judgment is involved in determining the provision for income taxes, deferred tax assets, deferred tax liabilities, and any valuation allowance recorded against deferred tax assets. Due to uncertainties related to the realization of the Company’s deferred tax assets as a result of its history of operating losses, a full valuation allowance has been established against the total deferred tax asset balance. The valuation allowance is based on management’s estimates of taxable income by jurisdiction in which the Company operates and the period over which deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, a change in the valuation allowance may be needed. See Note 16 – Income Taxes for disclosure on the tax laws enacted in December 2017.

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

Stock-Based Compensation — Share-based payments to employees, including grants of stock options, restricted stock units, performance-based awards and the compensatory elements of employee stock purchase plans, are recognized in the consolidated statements of operations based upon the fair value of the awards at the grant date subject to an estimated forfeiture rate. The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options and the compensatory elements of employee stock purchase plans. Restricted stock units are valued based on the market price on the grant date. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

Warrants — The Company accounts for its warrants as either equity or liabilities based upon the characteristics and provisions of each instrument and evaluation of sufficient authorized shares available to satisfy the obligations. Warrants classified as derivative liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized in the consolidated statements of operations. The Company estimates the fair value of its derivative liabilities using a third party valuation analysis that utilizes a Monte Carlo pricing valuation model and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as expected volatility, expected life, yield and a risk-free interest rate. Warrants classified as equity are recorded within additional paid in capital at the issuance date and are not re-measured in subsequent periods, unless the underlying assumptions change to trigger liability accounting. As of December 31, 2017, the outstanding warrants were de minimis. At December 31, 2016, the outstanding warrants were $7.4 million.

Comprehensive Income (Loss) — Other comprehensive income (loss) requires that all components of comprehensive income (loss) to be reported in the financial statements in the period in which they are recognized. Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss). Specifically, the Company includes unrealized gains and losses on foreign exchange translation gains and losses resulting from translating cash and cash accounts in foreign currencies in accumulated other comprehensive loss on the consolidated balance sheets.

Research and Development Expenses — Research and development expenses consist of costs associated with the clinical trials of the Company’s product candidates, development supplies and other development materials, compensation and other expenses for research and development personnel, costs for consultants and related contract research, facility costs, and depreciation. Research and development costs, which are net of any tax credit exchange recognized for the Connecticut state research and development credit exchange program, are expensed as incurred.

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

Bonuses – The Company accounts for bonuses that require future service requirements by recognizing the compensation costs pro-rata over the period for which the service is rendered.

Interest Expense — Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. Interest cost capitalized for the year ended December 31, 2015 was $0.1 million. There were no capitalized interest costs for the years ended December 31, 2017 and 2016.

Net Income (Loss) Per Share of Common Stock — Basic net income or loss per share excludes dilution for potentially dilutive securities and is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share reflects the potential dilution under the treasury method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For periods where the Company has presented a net loss, potentially dilutive securities are excluded from the computation of diluted net loss per share as they would be anti-dilutive.

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

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard requires a company to recognize revenue to depict the transfer of goods or services when transferred to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued additional ASUs which clarified certain aspects of the new guidance. The new guidance also requires disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.

The Company will adopt the new guidance for the year beginning January 1, 2018. The Company has the option to either apply the new guidance retrospectively for all prior reporting periods presented (full retrospective) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective). The Company will apply the new guidance using the modified retrospective approach with the cumulative effect of initial application recognized as of January 1, 2018. Based on the expected impacts described below, the Company expects such cumulative effect adjustments to be $1.7 million decrease to the opening balance of accumulated deficit.

The current accounting guidance requires the Company to reliably estimate returns in order to recognize revenue upon shipment. While we can currently estimate returns within a range, it is not sufficiently precise to meet the current requirements. Accordingly, the Company defers recognition of revenue on Afrezza product deliveries to wholesalers until the right of return no longer exists, which occurs at the earliest of the time Afrezza is dispensed from pharmacies to patients or expiration of the right of return. For deliveries to wholesalers, the Company recognizes revenue based on estimated Afrezza patient prescriptions dispensed, a sell-through model.

Upon adoption of the new guidance, the Company will move from its current sell-through model to a sell-to model for revenue related to commercial sales of Afrezza to wholesalers and will record revenue at the time title and risk of loss passes to its distributors (generally at delivery to the distributors) along with an estimate of potential returns as variable consideration. The Company also anticipates that its ability to estimate potential returns will improve with an additional three months of sales history that it will have obtained by the end of the first quarter of 2018.

For sales of Afrezza to specialty pharmacies, the Company currently recognizes revenue at the time of shipment because specialty pharmacies generally purchase on demand and our estimated returns are minimal.  The Company does not expect a material impact upon adoption for sales to specialty pharmacies.

Additionally, the Company has historically entered into collaborative agreements with third parties under which periodic payments have been received. Revenue recognition for certain payments received have been deferred until the price is fixed and determinable. Further, revenue for certain payments to be received in the future has been prohibited from recognition until all contingencies have been resolved. The Company expects that some of these amounts will be considered variable consideration and may be able to be recognized earlier under the new guidance. The Company does not expect a material impact upon adoption for collaborative agreements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update is intended to improve the recognition and measurement of financial instruments. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard is not expected to materially impact the Company’s consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash and restricted cash equivalents. ASU 2016-08 is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods, using a retrospective transition method to each period presented.  The Company early adopted ASU 2016-18 in the last quarter of 2017. As a result, restricted cash of approximately $4.4 million as of December 31, 2017 is included with cash and cash equivalents when reconciling the beginning and ending balances in the statements of cash flows. There were no restricted cash balances prior to 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted.  The Company early adopted ASU 2017-01 in the first quarter of 2017, and it did not result in a material impact on the Company’s consolidated financial statements and related disclosures.

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

3. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$572	$—
Work-in-process	1,273	2,120
Finished goods	812	211
Total inventory	$2,657	$2,331

Work-in-process and finished goods as of December 31, 2017 and 2016 include conversion costs but not materials cost because the materials used in its production were previously written off. During the years ended December 31, 2017 and 2015, the Company recorded a write-down of inventory of approximately $3.0 million and $36.1 million, respectively, for inventory that was forecasted to become obsolete due to expiration which is recorded in costs of goods sold in the accompanying consolidated statements of operations. There was no write-down of inventory for the year ended December 31, 2016.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Useful	December 31,
	Life (Years)	2017	2016
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	34,957	34,957
Machinery and equipment	3-15	62,681	62,992
Furniture, fixtures and office equipment	5-10	3,556	3,556
Computer equipment and software	3	8,416	8,531
Construction in progress	—	—	202
		127,874	128,502
Less accumulated depreciation		(100,952)	(99,575)
Total property and equipment, net		$26,922	$28,927

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2017, 2016 and 2015, was $1.8 million, $2.4 million and $11.0 million, respectively.

In 2015, in connection with the Company’s quarterly assessment of impairment indicators, the Company evaluated the continued lower than expected sales of Afrezza as reported by Sanofi throughout the fourth quarter of 2015, revised forecasts for sales of Afrezza provided by Sanofi in the fourth quarter of 2015 and level of commercial production in the fourth quarter of 2015, as well as the uncertainty associated with Sanofi’s announcement during the fourth quarter of their intent to reorganize their diabetes business. These factors indicated potentially significant changes in the timing and extent of cash flows, and the Company therefore determined that an impairment indicator existed in the fourth quarter of 2015.

Based on the evaluation performed it was determined that the probability weighted undiscounted cash flows were not sufficient to recover the carrying value of the Danbury manufacturing facility. As a result of this assessment, the Company recorded, as of December 31, 2015, an impairment charge of $138.6 million for the Danbury manufacturing facility.

An impairment of $0.7 million was charged to the individual asset groups for the year ended December 31, 2016, which is included in property and equipment impairment in the accompanying consolidated statements of operations, additionally with a $0.6 million impairment charge related to assets held for sale.

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

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	December 31,
	2017	2016
Salary and related expenses	$7,260	$3,814
Current portion of milestone rights liability	1,643	—
Professional fees	1,007	875
Discounts and allowances for commercial product sales	873	754
Sales and marketing services	147	144
Restructuring	362	1,376
Accrued interest	567	619
Other	590	355
Accrued expenses and other current liabilities	$12,449	$7,937

6. Related-Party Arrangements

In October 2007, the Company entered into The Mann Group Loan Arrangement, which has been amended from time to time. On October 31, 2013, the promissory note underlying The Mann Group Loan Arrangement, described in the Company’s consolidated balance sheets as Note Payable to Principal Stockholder, was amended to, among other things, extend the maturity date of the loan to January 5, 2020, extend the date through which the Company can borrow under The Mann Group Loan Arrangement to December 31, 2019, increase the aggregate borrowing amount under The Mann Group Loan Arrangement from $350.0 million to $370.0 million and provide that repayments or cancellations of principal under The Mann Group Loan Arrangement will not be available for reborrowing.

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

As of December 31, 2017 and 2016, the total principal amount outstanding under The Mann Group Loan Arrangement was $79.7 million and $49.5 million, respectively. As of December 31, 2017 and 2016, the Company had accrued unpaid interest related to the above note of $2.3 million and $9.3 million, respectively. Interest expense for the years ended December 31, 2017, 2016 and 2015 was $3.8 million, $2.9 million, and $2.9 million, respectively. As of December 31, 2017 there were no additional amounts available for future borrowings. As of December 31, 2016 there was $30.1 million available for future borrowings.

In May 2015, the Company entered into a sublease agreement with the Alfred Mann Foundation for Scientific Research (the “Mann Foundation”), a California not for-profit corporation. The lease was for approximately 12,500 square feet of office space in Valencia, California, which expired in April 2017 and was renewed on a month-to-month basis at a rate of $20,000 per month until August 31, 2017 when the Company moved into its new corporate headquarters (see Note 14 — Commitments and Contingencies). Lease payments to the Mann Foundation for the years ended December 31, 2017, 2016 and 2015 were $0.2 million, $0.3 million, and $0.2 million, respectively.

The Company has entered into indemnification agreements with each of its directors and executive officers, in addition to the indemnification provided for in its amended and restated certificate of incorporation and amended and restated bylaws (see Note 14 — Commitments and Contingencies).

On October 10, 2017, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional investors and a charitable foundation (collectively, the “Purchasers”). Included in this offering were 166,600 shares issued to a charitable foundation associated with the Chairman of the Company’s board of directors.

7. Borrowings

Borrowings consist of the following (in thousands):

	December 31,
	2017	2016
Facility Financing Obligation (2019 Notes and Tranche B Notes)
Principal amount	$54,407	$75,000
Unamortized debt issuance costs and debt discount	(1,662)	(3,661)
Net carrying amount	$52,745	$71,339
Senior Convertible Notes (2021 Notes)
Principal amount	$23,690	$27,690
Unamortized premium	721	426
Unaccreted debt issuance costs	—	(481)
Net carrying amount	$24,411	$27,635
Note payable to principal stockholder - net carrying amount	$79,666	$49,521

Facility Financing Obligation (2019 Notes and Tranche B Notes) – As of December 31, 2017, there were $39.4 million principal amount of 2019 notes and $15.0 million principal amount of Tranche B notes outstanding. As of December 31, 2016, there were $55.0 million principal amount of 2019 notes and $20.0 million principal amount of Tranche B notes outstanding. The 2019 notes accrue interest at annual rate of 9.75% and the Tranche B notes accrue interest at an annual rate of 8.75%. Interest is paid quarterly in arrears on the last day of each March, June, September and December.

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

On June 29, 2017, the Company entered into the Third Amendment with Deerfield, pursuant to which the Company agreed to, among other things, (i) exchange $5.0 million principal amount under the Company’s 2019 notes for 3,584,230 shares of the Company’s common stock (the “June Exchange Shares”) at an exchange price of $1.395 per share and (ii) amend the Facility Agreement with Deerfield, to (A) defer the payment of $10.0 million in principal amount of the 2019 notes from the original July 18, 2017 due date to August 31, 2017, which was further deferred to October 31, 2017 upon the Company’s delivery on August 31, 2017 and October 30, 2017 of a written certification to Deerfield that certain conditions had been met, including that no event of default under the Facility Agreement had occurred, Michael E. Castagna remains the Company’s Chief Executive Officer, the Company received the advance from The Mann Group (see Note 6 — Related-Party Arrangements), the Company had at least $10.0 million in cash and cash equivalents on hand, no material adverse effect on the Company had occurred, the engagement letter between the Company and Greenhill & Co., Inc. (“Greenhill”) remained in full force and effect and Greenhill had remained actively engaged in exploring capital structure and financial alternatives on behalf of the Company in accordance with such engagement letter (collectively, the “Extension Conditions”), and (B) amend the Company’s financial covenant under the Facility Agreement to provide that, if the Extension Conditions remain satisfied, the obligation under the Facility Agreement to maintain at least $25.0 million in cash and cash equivalents as of the end of each quarter, was be reduced to $10.0 million as of August 31, 2017, September 30, 2017, October 31, 2017 and December 31, 2017 if certain conditions were met. We met the conditions at each of these month-ends.

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

On October 23, 2017, the Company and MannKind LLC entered into a Fourth Amendment to the Facility Agreement, pursuant to which the parties (i) deferred the payment of $10.0 million in principal amount (the “October Payment”) of the Facility Financing Obligation from October 31, 2017 to January 15, 2018 (further extended to January 19 ,2018 under the Fifth Amendment and May 6, 2018 under the Sixth Amendment to the Facility Agreement – See Note 20 - Subsequent Events), with the Company depositing an amount of cash equal to the October Payment into an escrow account until the October Payment has been satisfied in full (subject to early release to the extent that portions of the October Payment are satisfied through the exchange of principal for shares of the Company’s common stock), and (ii) amended and restated the Facility Financing Obligation and the Tranche B notes to provide that Deerfield may convert the principal amount under such notes from time to time into an aggregate of up to 4,000,000 shares of the Company’s common stock after the effective date of the Fourth Amendment. The conversion price will be the greater of (i) the average of the volume weighted average price per share of the Company’s common stock for the three trading day period immediately preceding the date of any election by Deerfield to convert principal amounts of such notes and (ii) $3.25 per share, subject to adjustment under certain circumstances. Any conversions of principal by Deerfield under such notes will be applied first to reduce the October Payment, and after the October Payment has been satisfied, to reduce other principal payments due under the 2019 notes or the Tranche B notes.

The Company determined that the Fourth Amendment did not include any concessions and that the addition of the conversion option was not substantive and therefore it was not considered to be a troubled debt restructuring. Accordingly, the Company accounted for the transaction as a modification. On November 6, 2017 Deerfield converted 1,720,846 shares under the conversion feature at a price of $3.25/share, redeeming $5,592,750 of principal.

As of December 31, 2017, there was $39.4 million principal amount of 2019 notes and $15.0 million principal amount of Tranche B notes outstanding. The 2019 notes accrue interest at an annual rate of 9.75% and the Tranche B notes accrue interest at an annual rate of 8.75%. Interest is paid quarterly in arrears on the last day of each March, June, September and December. The Facility Financing Obligation principal repayment schedule is comprised of payments which began on July 1, 2016 and end on December 9, 2019. As of December 31, 2017, future payments for the years ending December 31, 2018, and 2019 are $24.4 million and $30.0 million, respectively.

In connection with the Facility Agreement, on July 1, 2013, the Company entered into a Milestone Rights Purchase Agreement (the “Milestone Agreement”) with Deerfield and Horizon Santé FLML SÁRL (collectively, the “Milestone Purchasers”), which requires the Company to make contingent payments to the Milestone Purchasers, totaling up to $90.0 million, upon the Company achieving specified commercialization milestones (the “Milestone Rights”). The Milestone Rights were initially recorded as a short-term liability equal to $3.2 million included in accrued expenses and other current liabilities and a long-term liability equal to $13.1 million included in other liabilities in the accompanying consolidated balance sheets. During the first quarter of 2015, a milestone triggering event was achieved following the Afrezza launch on February 3, 2015, which resulted in a $5.8 million incremental charge to interest expense due to the increase in carrying value of the liability to the $10.0 million milestone payment made in February 2015.

As of December 31, 2017 and 2016, the remaining milestone rights liability balance was $8.9 million. The Company currently estimates that it will reach the next milestone in the third quarter of 2018, at which point the Company will be required to make a $5 million payment. The carrying value of the milestone rights liability related to this $5 million payment is $1.6 million, which represents the fair value related to this payment that was determined in 2013 (the most recent measurement date). Accordingly, $1.6 million in value related to the next milestone payment was recorded in accrued expenses and other current liabilities as of December 31, 2017. Furthermore, $7.2 million and $8.9 million was recorded in milestone rights liability and other liabilities, which is non-current, in the accompanying consolidated balance sheets as of December 31, 2017 and 2016, respectively.

Accretion of debt issuance cost and debt discount in connection with the Facility Agreement does not include the acceleration of the debt discount and issuance costs related to the transactions disclosed above as the amounts were included in the loss on extinguishment of debt in the consolidated statement of operations. Accretion of debt issuance cost and debt discount during the years ended December 31, 2017, 2016 and 2015 were as follows (in thousands):

	December 31,
	2017	2016	2015
Accretion expense - debt issuance cost	$31	$35	35
Accretion expense - debt discount	$1,700	$1,722	1,553

The Facility Agreement includes customary representations, warranties and covenants, including a restriction on the incurrence of additional indebtedness. As discussed in Note 1 – Description of Business, the Company will need to raise additional capital to support its current operating plans. Due to the uncertainties related to maintaining sufficient resources to comply with the aforementioned covenant, the Facility Financing Obligation has been classified as a current liability in the accompanying consolidated balance sheets as of December 31, 2017 and 2016. In the event of non-compliance, Deerfield may declare all or any portion of the Facility Financing Obligation to be immediately due and payable.

Milestone Rights — The Milestone Agreement includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to Afrezza. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to Afrezza in violation of the terms of the Milestone Agreement. The Company initially recorded the Milestone Rights at their estimated fair value.

Security Agreement — In connection with the Facility Agreement and Milestone Agreement, the Company and its subsidiary, MannKind LLC, entered into a Guaranty and Security Agreement (the “Security Agreement”) with Deerfield and Horizon Santé FLML SÁRL (collectively, the “Purchasers”), pursuant to which the Company and MannKind LLC each granted the Purchasers a security interest in substantially all of their respective assets, including respective intellectual property, accounts receivables, equipment, general intangibles, inventory and investment property, and all of the proceeds and products of the foregoing. The Security Agreement includes customary covenants by the Company and MannKind LLC, remedies of the Purchasers and representations and warranties by the Company and MannKind LLC. The security interests granted by the Company and MannKind LLC will terminate upon repayment of the Facility Financing Obligation, if applicable, in full.

Embedded Derivatives — The Company identified and evaluated a number of embedded features in the notes issued under the Facility Agreement to determine if they represented embedded derivatives that are required to be separated from the notes and accounted for as freestanding instruments. The Company analyzed the Tranche B notes and identified embedded derivatives which required separate accounting. All of the embedded derivatives were determined to have a de minimis value as of December 31, 2017 and 2016.

Senior Convertible Notes Due 2021 — On October 23, 2017, the Company entered into exchange agreements with the holders of the Company’s 5.75% Senior Convertible Notes due 2018 (the “2018 notes”), pursuant to which the Company agreed to exchange all of the outstanding 2018 notes in the aggregate principal amount of $27,690,000 for (i) 23,690,000 aggregate principal amount of Senior Convertible notes due 2021 (the “2021 notes”) and (ii) an aggregate of 973,236 shares of its common stock. In addition, the conversion rate was adjusted from $34 per share to $5.15 per share. The 2021 notes were issued at the closing of the exchange on October 23, 2017. The Company analyzed this exchange and concluded that the exchange represents an extinguishment of the 2018 notes and recorded a $0.8 loss on extinguishment of debt. In addition unamortized debt issuance costs of $0.3 million and unamortized debt premium of $0.2 million were also written-off during the last quarter of fiscal year 2017.

The 2021 notes are the Company’s general, unsecured, senior obligations, except that they are subordinated in right of payment to the Facility Financing Obligation. The 2021 notes rank equally in right of payment with the Company’s other unsecured senior debt. The 2021 notes bear interest at the rate of 5.75% per year on the principal amount, payable semiannually in arrears in cash or, at the option of the Company if certain conditions are met, in shares of the Company’s common stock (the “Interest Shares”), on February 15 and August 15 of each year, beginning February 15, 2018, with interest accruing from August 15, 2017. The aggregate number of Interest Shares that the Company may issue may not exceed 13,648,300, unless the Company receives stockholder approval to issue Interest Shares in excess of such number in accordance with the listing standards of the NASDAQ Global Market. Accrued interest related to these notes is recorded in accrued expenses and other current liabilities on the accompanying consolidated balance sheets.

The 2021 notes are convertible, at the option of the holder, at any time on or prior to the close of business on the business day immediately preceding the stated maturity date, into shares of the Company’s common stock at an initial conversion rate of 194.1748 shares per $1,000 principal amount of 2021 notes, which is equal to the initial conversion price of approximately $5.15 per share. The conversion rate is subject to adjustment under certain circumstances described in an indenture governing the 2021 notes.

If the Company undergoes certain fundamental changes, except in certain circumstances, each holder of 2021 notes will have the option to require the Company to repurchase all or any portion of that holder’s 2021 notes. The fundamental change repurchase price will be 100% of the principal amount of the 2021 notes to be repurchased plus accrued and unpaid interest, if any.

The Company may elect at its option to cause all or any portion of the 2021 notes to be mandatorily converted in whole or in part at any time prior to the close of business on the business day immediately preceding the maturity date, if the last reported sale price of its common stock exceeds 120% of the conversion price then in effect for at least 10 trading days in any 20 consecutive trading day period, ending within five business days prior to the date of the mandatory conversion notice. The redemption price is equal the sum of 100% of the principal amount of the 2021 notes to be redeemed, plus accrued and unpaid interest. Under the terms of the indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the indenture is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the term of the 2021 notes under existing commitments. Applying the Company’s sequencing policy, the Company performed an analysis at the time of the offering of the 2021 notes and each reporting date since and has concluded that the number of available authorized shares at the time of the offering and each reporting date since was sufficient to deliver the number of shares that could be required to be delivered during the term of the 2021 notes under existing commitments.

The 2021 notes provide that upon an acceleration of certain indebtedness, including the 2019 notes and the Tranche B notes issued to Deerfield pursuant to the Facility Agreement, the holders may elect to accelerate the Company’s repayment obligations under the notes if such acceleration is not cured, waived, rescinded or annulled.

As a result of the exchange of the 2021 notes during the last quarter of 2017, the Company recorded approximately $0.8 million in debt premium, which is recorded with the 2021 notes, in the accompanying consolidated balance sheets. The premium is being accreted to interest expense using the effective interest method over the term of the 2021 notes.

Accretion of debt issuance costs in connection with the 2018 notes during the years ended December 31, 2017 and 2016 was $0.2 million and $0.3 million, respectively. Amortization of the 2018 notes premium during the years ended December 31, 2017 and 2016 was $0.2 million and $0.2 million, respectively. Amortization of the 2021 notes premium during the year ended December 31, 2017 was $0.03 million.

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

The Company evaluated the accounting for the payments received in 2016 under the multiple element accounting guidance and determined that the $0.4 million in payments received prior to Receptor exercising its option are separable from the other elements of the agreement and represented payments to offset costs incurred. Therefore, those payments reduced the Company’s research and development expense in 2016. The $1.0 million license fee received in 2016 does not have standalone value from the follow-on transfer of technology. Therefore, the license fee was recorded in deferred payments from collaboration as of December 31, 2016 and will be recognized in net revenue — collaboration over four years. Recognized revenue related to this license agreement amounted to $0.3 million for the year ended December 31, 2017. See Note 2 — Summary of Significant Accounting Policies for additional information on the Company’s accounting for multiple element arrangements.

On March 15, 2017, the Company entered into a Manufacturing and Supply Agreement with Receptor pursuant to which the Company will provide certain raw materials to Receptor. On March 16, 2017, the Company agreed to provide certain additional research and formulation consulting services to Receptor. For the year ended December 31, 2017 the additional research and formulation services to Receptor were de minimis.

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

During the term of the Sanofi License Agreement, worldwide profits and losses were determined based on the difference between the net sales of Afrezza and the costs and expenses incurred by the Company and Sanofi that were specifically attributable or related to the development, regulatory filings, manufacturing, or commercialization of Afrezza. These profits and losses were shared 65% by Sanofi and 35% by the Company. On April 4, 2016 the Sanofi License Agreement was terminated. On April 5, 2016, the Company assumed responsibility for the worldwide development and commercialization of Afrezza from Sanofi. Under the terms of the transition agreement, Sanofi continued to fulfill orders for Afrezza in the United States until the Company began distributing MannKind-branded Afrezza product to major wholesalers in July 2016.

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

During the third quarter of 2016, Sanofi provided information to the Company to enable it to reasonably estimate the remaining costs under the Sanofi License Agreement and the Sanofi Supply Agreement. Accordingly, the fixed or determinable fee requirement for revenue recognition was met and there were no future obligations to Sanofi. Therefore, the Company recognized $172.0 million of net revenue — collaboration for the year ended December 31, 2016. The revenue recognized includes the upfront payment of $150.0 million and the two milestone payments of $25.0 million each, net of $64.9 million of net loss share with Sanofi, as well as $17.5 million in sales of Afrezza and $19.4 million from sales of bulk insulin, both to Sanofi. These payments and sales were made pursuant to the contractual terms of the agreements with Sanofi.

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

The Company’s total portion of the loss sharing was $57.7 million for the year ended December 31, 2015, of which $44.5 million was borrowed under the Sanofi Loan Facility as of December 31, 2015. Subsequent to December 31, 2015, the Company borrowed $17.9 million under the Sanofi Loan Facility to finance the portion of the Company’s loss share for the quarters ended December 31, 2015 and March 31, 2016. The total amount owed to Sanofi at September 30, 2016 was $71.2 million, which included $5.8 million of paid-in-kind interest.

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

9. Sale of Intellectual Property

On April 12, 2017 the Company entered into an agreement to sell certain oncology assets and patents to Fosun.  Fosun paid the Company a one-time nonrefundable payment of $0.6 million net of taxes in June 2017 and is required to pay royalties on net sales of products by Fosun and its affiliates and other consideration based on revenues from any licensees. The Company determined that the sale of the assets did not constitute a business and accordingly accounted for the transaction as a sale of assets. The Company evaluated the accounting for the payments received in 2017 under the multiple element accounting guidance and recorded the $0.6 million in payments received in revenue – other in the accompanying consolidated financial statements during the second quarter of 2017 as the deliverables under the agreement were substantially delivered as of June 30, 2017.  See Note 2 — Summary of Significant Accounting Policies for additional information on the Company’s accounting for multiple element arrangements.  The Company also evaluated the accounting for royalties and other consideration in the agreement. Since the amount of product that Fosun will ultimately be able to sell upon successfully utilizing this technology is uncertain, no royalty revenue will be recognized until such time when Fosun or its affiliates sell product to a third party and royalties are due to the Company.

10. Fair Value of Financial Instruments

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

The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities (excluding the milestone rights liability) approximate their fair value due to their relatively short maturities. The fair value of the cash equivalents, note payable to principal stockholder (also referred to as The Mann Group Loan Arrangement), senior convertible notes, the facility financing obligation, the milestone rights liability and the warrant liability are disclosed in Note 10 – Fair Value of Financial Instruments.

The fair value of the cash equivalents, note payable to principal stockholder, senior convertible notes, the Facility Financing Obligation (as defined below), the Milestone Rights (as defined below) and warrant liability are discussed below.

Cash Equivalents — Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash. As of December 31, 2017 and 2016, the Company held $41.0 million and $20.5 million, respectively, of cash equivalents, comprised of money market funds. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

Note Payable to Principal Stockholder — The fair value of the note payable to the Company’s principal stockholder cannot be reasonably estimated as the Company would not be able to obtain a similar credit arrangement in the current economic environment. Therefore, the fair value is based upon carrying value.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (in millions):

	As of December 31, 2017
		Fair Value Measurements Using
	Carrying Amount	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
Senior convertible notes (2021 notes)	$24.4	$—	$—	$19.8	$19.8
Facility financing obligation	52.7	—	—	54.6	54.6
Milestone rights	8.9	—	—	19.1	19.1
Total financial liabilities	$86.0	$—	$—	$93.5	$93.5

	As of December 31, 2016
		Fair Value Measurements Using
	Carrying Value	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
Senior convertible notes (2018 notes)	$27.6	$—	$—	$22.9	$22.9
Facility financing obligation	71.3	—	—	74.5	74.5
Milestone rights	8.9	—	—	18.4	18.4
Warrant liability (at recurring fair value)	7.4	—	—	7.4	7.4
Total financial liabilities	$115.2	$—	$—	$123.2	$123.2

The following table provides a roll forward of the fair values of financial assets and liabilities that are carried at fair value (in millions):

	Warrants	Assets Held for Sale
Fair value, January 1, 2016	$—	$—
Additions	12.8	17.3
Changes in fair value	(5.4)	(0.6)
Payments	—	—
Fair value, December 31, 2016	$7.4	$16.7
Additions	—	—
Changes in fair value	(5.5)	—
Settlement through exchange of common shares	(1.9)
Payments	—	(16.7)
Fair value, December 31, 2017	$—	$—

Senior Convertible Notes — The estimated fair value of the 2021 notes was calculated based on model-derived valuations whose inputs were observable, such as the Company’s stock price and yields on U.S. Treasury notes and actively traded bonds, and non-observable, such as the Company’s longer-term historical volatility, and estimated yields implied from any available market trades of the Company’s issued debt instruments. As there was no current active and observable market for the 2021 notes, the Company determined the estimated fair value using a convertible bond valuation model within a lattice framework. The convertible bond valuation model combined expected cash flows based on terms of the notes with market-based assumptions regarding risk-free rate, risk-adjusted yields (20%), stock price volatility (102%) and recent price quotes and trading information regarding Company issued debt instruments and shares of common stock into which the notes are convertible (Level 3 in the fair value hierarchy).

Facility Financing Obligation — As discussed in Note 7 — Borrowings, the Company issued 2019 notes and subsequently issued Tranche B notes (the “Facility Financing Obligation”) in connection with the Facility Agreement. As there is no current observable market for the Facility Financing Obligation, the Company determined the estimated fair value using a bond valuation model based on a discounted cash flow methodology. The bond valuation model combined expected cash flows associated with principal repayment and interest based on the contractual terms of the debt agreement discounted to present value using a selected market discount rate. On December 31, 2017, the market discount rate was 12-13% for the principal for the facility financing obligation. Under the terms of the Facility Agreement, the Company is restricted from distributing any of its assets or declaring and distributing a dividend to its stockholders.

Milestone Rights Liability — In addition to the Facility Financing Obligation, the Company also issued the Milestone Rights. These rights are not reflected in the Facility Financing Obligation. The estimated fair value of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones, discounted to present value using a selected market discount rate (Level 3 in the fair value hierarchy). The expected timing and probability of achieving the milestones, starting in 2014, was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate (14%) was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. As of December 31, 2017, the carrying value of the milestone rights liability was $8.9 million and the fair value was estimated at $19.1 million. The fair value measurement of the liability is sensitive to the discount rate and the timing and probability of making milestone payments. If the achievement of each of the milestones which require payments were to be six months later than in the current forecast, the fair value of the liability would decrease by 4%. If the probabilities of meeting the $50 to $200 million milestones were to decrease by 5% or 10%, the fair value of the liability would decrease by 14% and 28%, respectively. Over the long term, these inputs are interrelated because if the Company’s performance improves, the timing of meeting the milestones would likely be earlier, the probability of making payments on the milestones would likely be higher and the discount rate would likely decrease, all of which would increase the fair value of the liability. The inverse is also true.

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

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis – Our assessment of the real property includes Level 3 inputs, and was based on a combination of the income, market and cost approaches and the market approach was used for machinery and equipment which required Level 3 inputs.

Embedded Derivatives — The Company identified and evaluated a number of embedded features in the notes issued under the Facility Agreement to determine if they represented embedded derivatives that are required to be separated from the notes and accounted for as freestanding instruments. The Company analyzed the Tranche B notes and identified embedded derivatives, which required separate accounting. However, all of the embedded derivatives were determined to have a de minimis value at December 31, 2017 and 2016.

11. Common and Preferred Stock

On December 13, 2017, the Company approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock from 140,000,000 to 280,000,000 shares. The Company is authorized to issue 280,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of December 31, 2017 and 2016, 119,053,414 and 95,680,831 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

In November 2017, the Company sold an aggregate of 173,327 shares of the Company’s common stock at a purchase price of $3.15 per share pursuant to the Company’s At Market Issuance Sales Agreement with FBR Capital Markets & Co. The aggregate gross proceeds from the sales were approximately $0.5 million.

On October 10, 2017, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional investors and a charitable foundation (collectively, the “Purchasers”). Pursuant to the terms of the Purchase Agreements, the Company sold to the Purchasers in a registered offering an aggregate of 10,166,600 shares of the Company’s common stock at a purchase price of $6.00 per share. Included in this offering was 166,600 shares issued to a charitable foundation associated with the Chairman of the Company’s board of directors. The net proceeds to the Company from the offering were approximately $57.7 million, after deducting placement agent fees equal to 5.0% of the aggregate gross proceeds from the offering (except for the proceeds received from the sale of 166,600 shares issued to the charitable foundation) and offering expenses payable by the Company . The offering closed on October 13, 2017.

On March 1, 2017, the Company effected a 1-for-5 reverse stock split of the Company’s outstanding common stock. As a result, prior to March 1, 2017, all common stock share amounts included in these consolidated financial statements have been retroactively reduced by a factor of five, and all common stock per share amounts have been increased by a factor of five, with the exception of the Company’s common stock par value. See Note 1 — Description of Business.

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

The Company engaged Sunrise Securities Corporation as its exclusive placement agent in connection with the offering of the 10,000,000 shares. In connection with the services provided, the Company issued to Sunrise Securities Corporation, or its designee, restricted warrants to purchase a number of shares of the Company’s common stock in an aggregate equal to 1.15% of the aggregate shares sold in the offering, which totaled approximately 32,000 shares on November 16, 2015. The warrants are exercisable for a five year period at an exercise price of $13.05, the price paid per share in connection with the offering. The Company had an obligation to register the common stock that may be issued pursuant to the exercise of the warrants, which resulted in their initial classification as liability and were deemed immaterial. On December 15, 2015 the warrants were reclassified to equity as the Company registered the common stock pursuant to a registration statement and continue to be classified in equity as of December 31, 2017.

The Company’s stock was delisted from the TASE in November of 2017.

During 2014, the Company loaned to Bank of America 1,800,000 shares of common stock under a share lending agreement in connection with the offering of the $100.0 million aggregate principal amount of the 2015 notes. Bank of America was obligated to return the borrowed shares (or, in certain circumstances, the cash value thereof) to the Company on or about the 45th business day following the date as of which the entire principal amount of the 2015 notes ceases to be outstanding, subject to extension or acceleration in certain circumstances or early termination at Bank of America’s option. On October 23, 2015, the 1,800,000 shares of common stock loaned to Bank of America were returned, as the Company settled all payments and deliveries in respect of such convertible notes on August 17, 2015. The Company did not receive any proceeds from the sale of the borrowed shares by Bank of America, but the Company did receive a nominal lending fee of $0.05 per share from Bank of America for the use of borrowed shares.

For the year ended December 31, 2015, the Company received $10.1 million in proceeds from the exercise of the February 2012 public offering warrants. There were no warrant exercises during the year ended December 31, 2016 and any unexercised February 2012 public offering warrants expired on February 8, 2016.

12. Net Income (Loss) per Common Share

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

The following tables summarize the components of the basic and diluted net income (loss) per common share computations (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Basic EPS:
Net (loss) income (numerator)	$(117,333)	$125,664	$(368,445)
Weighted average common shares (denominator)	104,245	92,053	81,233
Net (loss) income per share	$(1.13)	$1.37	$(4.54)

Diluted EPS:
Net (loss) income (numerator)	$(117,333)	$125,664	$(368,445)
Weighted average common shares	104,245	92,053	81,233

Effect of dilutive securities - common shares issuable	—	32	—
Adjusted weighted average common shares (denominator)	104,245	92,085	81,233

Net (loss) income per share	$(1.13)	$1.36	$(4.54)

Common shares issuable represents incremental shares of common stock which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the 2021 notes or the Facility Financing Obligation.

Potentially dilutive securities outstanding that are considered antidilutive are summarized as follows (in shares):

	December 31,
	2017	2016	2015
Exercise of common stock options	7,089,440	5,530,256	3,955,845
Conversion of convertible notes into common stock	6,875,272	814,561	814,561
Employee stock purchase plan	136,660	43,672	33,986
Exercise of common stock warrants	31,856	9,740,597	814,919
Vesting of restricted stock units	1,135,216	702,867	360,924
	15,268,444	16,831,953	5,980,235

Subsequent to December 31, 2017, the Company entered into an amendment to the Deerfield Facility Financing Obligation allowing additional principal amounts to be converted into equity.  See Note 20 – Subsequent Events for further information.

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

The following table summarizes information about the Company’s stock-based award plans as of December 31, 2017:

	Outstanding Options	Outstanding Restricted Stock Units	Shares Available for Future Issuance
2004 Equity Incentive Plan	1,231,740	—	—
2013 Equity Incentive Plan	5,795,035	1,135,216	1,509,343
2004 Non-Employee Directors’ Stock Option Plan	62,665	—	—
Total	7,089,440	1,135,216	1,509,343

In March 2004, the Company’s board of directors approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the closing of the Company’s initial public offering. Initially, the aggregate number of shares that could be sold under the ESPP was 400,000 shares of common stock. On January 1 of each year, for a period of ten years beginning January 1, 2005, the share reserve automatically increased by the lesser of: 140,000 shares, 1% of the total number of shares of common stock outstanding on that date, or an amount as may be determined by the board of directors. However, under no event can the annual increase cause the total number of shares reserved under the ESPP to exceed 10% of the total number of shares of capital stock outstanding on December 31 of the prior year. As of December 31, 2017, 246,205 shares were available for issuance under the ESPP. For the years ended December 31, 2017, 2016 and 2015, the Company sold 199,578, 104,758 and 64,245 shares, respectively, of its common stock to employees participating in the ESPP. The ESPP purchase of 136,660 shares for the year ended December 31, 2017 was initiated prior to year-end but did not settle until January 3, 2018. As a result, the shares sold are reflected in the ESPP share reserves but are excluded from common stock outstanding as of December 31, 2017.

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

Share-based payment transactions are recognized as compensation cost based on the fair value of the instrument on the date of grant. The Company accounts for non-employee stock-based compensation expense based on the estimated fair value of the options, which is determined using the Black-Scholes option valuation model and amortizes such expense on a straight-line basis over the service period for time-based awards and over the expected dates of achievement for performance-based awards. These awards are subject to re-measurement until service is complete. As of December 31, 2017, there were options to purchase 23,047 shares of common stock outstanding to consultants.

During the years ended December 31, 2017, 2016 and 2015, the Company recorded stock-based compensation expense of $4.8 million, $5.1 million and $8.7 million, respectively.

Total stock-based compensation expense recognized in the accompanying consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Employee-related	$4,847	$5,135	$8,407
Consultant-related	—	—	318
Total	$4,847	$5,135	$8,725

Total stock-based compensation expense recognized in the accompanying consolidated statements of operations is included in the following categories (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of goods sold	$460	$695	$—
Research and development	1,010	1,309	3,029
Selling, general and administrative	3,377	3,131	5,696
Total	$4,847	$5,135	$8,725

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

The expected volatility assumption is based on an assessment of the historical volatility, with consideration of implied volatility, derived from an analysis of historical trade activity. The Company has selected risk-free interest rates based on U.S. Treasury securities with an equivalent expected term in effect on the date the options were granted. Additionally, the Company uses historical data and management judgment to estimate stock option exercise behavior and employee turnover rates to estimate the number of stock option awards that will eventually vest. The Company calculated the fair value of employee stock options granted during the years ended December 31, 2017, 2016 and 2015 using the following assumptions:

Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.83% — 2.13%	1.18% — 1.80%	1.61% —1.86%
Expected lives	5.41 — 5.78 years	5.13 — 5.82 years	5.79 — 5.86 years
Volatility	83.32% — 90.39%	77.57% — 82.75%	69.76% — 71.84%
Dividends	—	—	—

The following table summarizes information about stock options outstanding:

	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2017	5,530,256	$16.10
Granted	3,335,385	1.60
Exercised	(5,300)	4.55
Forfeited	(598,204)	3.17
Expired	(1,172,697)	22.21
Outstanding at December 31, 2017	7,089,440	$9.33	$2,484
Vested and expected to vest at December 31, 2017	6,735,675	$9.70	$2,262
Exercisable at December 31, 2017	2,813,227	$19.52	$61

The weighted average grant date fair value of the stock options granted during the years ended December 31, 2017, 2016 and 2015 was $1.19, $3.05 and $12.80 per option, respectively. The total intrinsic value of options exercised during the year ended December 31, 2017 was de minimis. The total intrinsic value of options exercised during the years ended December 31, 2016 and 2015 was $0.1 million and $6.2 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise for options exercised or at December 31 for outstanding options, less the applicable exercise price.

Cash received from the exercise of options during the years ended December 31, 2017, 2016 and 2015 was approximately $0.02 million, $0.5 million and $3.3 million, respectively. The weighted-average remaining contractual terms for options outstanding, vested and expected to vest and exercisable at December 31, 2017 was 6.87 years, 6.75 years and 3.57 years, respectively.

A summary of restricted stock unit activity for the year ended December 31, 2017 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2017	737,966	$8.40
Granted	669,091	1.36
Vested	(192,361)	10.02
Forfeited	(79,480)	5.89
Outstanding at December 31, 2017	1,135,216	$4.08

The total restricted stock units expected to vest as of December 31, 2017 was 939,240 with a weighted average grant date fair value of $4.28 per share. The total intrinsic value of restricted stock units expected to vest as of December 31, 2017 was $2.2 million. Intrinsic value of restricted stock units expected to vest is measured using the closing share price at December 31, 2017.

Total intrinsic value of restricted stock units vested during the years ended December 31, 2017, 2016 and 2015 was $0.4 million, $0.6 million and $5.2 million, respectively. Intrinsic value of restricted stock units vested is measured using the closing share price on the day prior to the vest date. The total grant date fair value of restricted stock units vested during the years ended December 31, 2017, 2016 and 2015 was $1.9 million, $2.6 million and $5.5 million, respectively.

As of December 31, 2017, there was $2.9 million and $3.2 million of unrecognized compensation expense related to options and restricted stock units with performance conditions, respectively, which is expected to be recognized over the weighted average vesting period of 2.3 years. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and uses that information to estimate the date at which those performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

As of December 31, 2017 and 2016, the Company recognized $0.9 million and $0.3 million of compensation costs related to the performance-based stock options, respectively. As of December 31, 2017, there was $3.5 million of unrecognized compensation costs related to performance-based stock options subject to performance conditions.

During the year ended December 31, 2015, there was $1.6 million of stock compensation expense related to certain executives who entered into severance agreements which resulted in a modification to the terms of their awards. The severance agreements generally allowed for the separated executives to continue to vest under their original award terms for a stated period of time without providing substantive services. There were no modifications in 2017 or 2016.

14. Commitments and Contingencies

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of December 31, 2017, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

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

Contingencies — In connection with the Facility Agreement, on July 1, 2013, the Company also entered into a the Milestone Agreement with the Milestone Purchasers, pursuant to which the Company sold the Milestone Purchasers the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the first commercial sale of an Afrezza product in the United States and the achievement of specified net sales figures (see Note 7 – Borrowings).

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

On November 9, 2016, the supply agreement with Amphastar was amended to extend the term over which the Company is required to purchase insulin, without reducing the total amount of insulin to be purchased. Under the amendment, annual minimum quantities of insulin to be purchased for calendar years 2018 through 2023 total an aggregate purchase price of €90.3 million at December 31, 2017. The Insulin Supply Agreement specifies that Amphastar will be deemed to have satisfied its obligations with respect to quantity, if the actual quantity supplied is within plus or minus ten percent (+/- 10%) of the quantity set forth in the applicable purchase order. In addition, the aggregate cancellation fees that the Company would incur in the event that certain insulin quantities are not purchased was lowered from $5.3 million for the period October 1, 2016 through 2018 to $3.4 million over the same period.

The annual purchase requirements under the contract are as follows:

2018	€8.9 million
2019	€11.6 million
2020	€15.5 million
2021	€15.5 million
2022	€19.4 million
2023	€19.4 million

The Company took delivery of the required amount of insulin under the contract in 2017 but was only obligated to pay for half prior to December 31, 2017. Accordingly, approximately $1.6 million is included in accounts payable at December 31, 2017 related to the 2017 purchase requirement. The Company also paid cancellation fees of $1.4 million in 2017, which were previously included in the recognized loss on purchase commitments.

Unless terminated earlier, the term of the Insulin Supply Agreement with Amphastar expires on December 31, 2023 and can be renewed for additional, successive two year terms upon 12 months’ written notice given prior to the end of the initial term or any additional two year term. The Company and Amphastar each have normal and customary termination rights, including termination for material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy or insolvency of the other party. In addition, the Company may terminate the Insulin Supply Agreement upon two years’ prior written notice to Amphastar without cause or upon 30 days’ prior written notice to Amphastar if a controlling regulatory authority withdraws approval for Afrezza, provided, however, in the event of a termination pursuant to either of the latter two scenarios, the provisions of the Insulin Supply Agreement require the Company to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination.

At December 31, 2017, the Company has other firm commitments with suppliers for an aggregate of $0.4 million.

Office Lease — On May 5, 2017, the Company executed an office lease with Russell Ranch Road II LLC for the Company’s corporate headquarters in Westlake Village, California. The office lease commenced in August 2017. The lease requires monthly payments of $40,951, increased by 3% annually, plus the estimated cost of maintaining the property by the landlord with a five month concession from October 2017 through February 2018. The lease expires January 2023 and provides the Company with a five year renewal option.

On November 29, 2017, the Company executed an office lease with Russell Ranch Road II LLC to expand the office space for the Company’s corporate headquarters in Westlake Village, California. The office lease will commence in October 2018. The lease requires monthly payments of $35,969, increased by 3% annually, plus the estimated cost of maintaining the property by the landlord. In addition, the Company will be entitled to reimbursement from the landlord of up to $56,325 for tenant improvements. The lease expires January 2023 and provides the Company with a five year renewal option.

Rent expense under all operating leases including office space and equipment was approximately $0.4 million for the year ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease payments are as follows:

2018	$522,000
2019	947,000
2020	976,000
2021	1,005,000
2022	1,035,000
Thereafter	88,000
$4,573,000

15. Employee Benefit Plans

The Company administers a 401(k) savings retirement plan (the “MannKind Retirement Plan”) for its employees. For the years ended December 31, 2017, 2016 and 2015, the Company contributed $0.4 million, $0.4 million and $0.6 million, respectively, to the MannKind Retirement Plan.

16. Income Taxes

Loss from continuing operations before provision for income tax for the Company’s domestic and international operations was as follows (in thousands):

	December 31,
	2017	2016	2015
US	$(113,679)	$129,361	$(358,047)
Foreign	(3,603)	(3,697)	(10,398)
Loss before provision for income taxes	$(117,282)	$125,664	$(368,445)

At December 31, 2017, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. The provision for income taxes for the year ended December 31, 2017 was $0.05 million, and there was no provision for income taxes for the years ended December 31, 2016 and 2015, respectively because the Company had incurred operating losses since inception. Accordingly, the net deferred tax assets have been fully reserved. The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current
U.S. federal	$51	$—	$—
U.S. state	—	—	—
Non-U.S.	—	—	—
Total current	51	—	—
Deferred
U.S. federal	244,801	(43,814)	109,512
U.S. state	15,398	(4,311)	(29,394)
Non-U.S.	—	—	—
Total deferred	260,199	(48,125)	80,118
Valuation allowance	(260,199)	48,125	(80,118)
Total	$51	$—	$—

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized. Components of the net deferred tax assets as of December 31, 2017 and 2016, are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$507,235	$712,124
Research and development credits	83,461	77,998
Capitalized research	1,016	5,117
Milestone Rights	1,908	3,242
Accrued expenses	211	440
Loss on purchase commitment	23,654	36,775
Non-qualified stock option expense	7,004	17,331
Capitalized patent costs	5,194	8,781
Other	795	7,380
Depreciation	23,820	45,310
Total net deferred tax assets	654,298	914,498
Valuation allowance	(654,298)	(914,498)
Net deferred tax assets	$—	$—

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2017, 2016 and 2015:

	December 31,
	2017	2016	2015
Federal tax benefit rate	35.0%	35.0%	35.0%
Permanent items	6.2	(1.9)	—
Intercompany transfer of intellectual property	—	0.9	(1.0)
2017 tax law changes	(265.0)	—	—
Stock based compensation	(5.0)	—	—
Tax attribute expirations	(2.8)	—	—
Valuation allowance	231.6	(34.0)	(34.0)
Effective income tax rate	—%	—%	—%

As of December 31, 2017 and 2016, management assessed the realizability of deferred tax assets. Management evaluated the need for an amount of any valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740,

Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the Company’s deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that the Company may not realize the benefit of its deferred tax assets. In assessing the realization of the Company’s deferred tax assets, the Company considers all available evidence, both positive and negative.

In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that all deferred tax assets were not realizable as of December 31, 2017. Accordingly, a valuation allowance of $654.3 million has been recorded to offset this deferred tax asset. During the years ended December 31, 2017 and 2016, the change in the valuation allowance was $(260.2) million and $(48.1) million, respectively.

At December 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $2.0 billion and $2.2 billion available, respectively, to reduce future taxable income. These losses are available to reduce taxable income and have started expiring, starting in the current year through various future dates for both federal and state purposes.

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

At December 31, 2017, the Company had research and development credits of $55.1 million and $28.4 million for federal and state purposes, respectively. The federal credits begin to expire in 2024, and the state credits may be carried forward indefinitely.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the country. These audits could include examining the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state and local laws. The Company’s tax years since 2012 remain subject to examination by federal, state and foreign tax authorities.

We adopted ASU 2016-09 in the first quarter of 2017. Under the new guidance companies will no longer record excess tax benefits and certain tax deficiencies related to share-based payments to employees in additional paid-in capital (APIC). Instead, the Company will recognize all income tax effects of awards in our income statement when awards vest or are settled. All excess tax benefits not previously recognized were to be recorded to retained earnings as a cumulative effect adjustment upon adoption. Upon adoption, no adjustment to retained earnings was necessary due to the Company’s valuation allowance position. Approximately $10.8 million attributable to excess tax benefits on stock compensation that had not been previously recognized were added to the Net Operating Loss with a corresponding increase to the valuation allowance.

At December 31, 2017 and 2016, the Company has not recognized a liability for unrecognized tax benefits If any were recognized, it would affect the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2017, the interest and penalties recognized were not material. During the years ended December 31, 2016 and 2015 the Company recognized and accrued an insignificant amount of interest or penalties related to unrecognized tax benefits.

The Company considers its undistributed earnings of foreign subsidiaries to be permanently reinvested in foreign operations and has not provided for U.S. income taxes on such earnings. As of December 31, 2017 the Company had no undistributed earnings from its foreign subsidiaries.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended. The changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, and expanded limits on employee remuneration. The Company has calculated its best estimate of the impact of the Act in its year end income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing, and as a result, the Company recorded no additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities is based on the rates at which they are expected to reverse in the future. The impact of this Act was a decrease of deferred tax assets approximately $301 million, offset by a decrease in valuation allowance of $301 million, resulting in no additional income tax expense or benefit. No provisional amount was recorded related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings.

Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the provisional amounts recorded are a reasonable estimate at December 31, 2017. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 during which the analysis is complete.

17. Warrants

In May 2016, the Company sold in a registered offering an aggregate of 9,708,737 shares of common stock together with A Warrants exercisable for up to an aggregate of 7,281,553 shares of common stock and B Warrants exercisable for up to an aggregate of 2,427,184 shares of common stock with a total fair value of $44.7 million. Each of the warrants had an exercise price of $7.50 per share. The A Warrants became exercisable upon issuance and expired two years thereafter. The B Warrants became exercisable beginning in May 2017 and expired 30 months after the date of issuance. The shares of common stock and the warrants are immediately separable and issued separately.

The Company determined that the A Warrants required liability classification primarily due to a price-protection clause that applies in the event of certain dilutive financings. The fair value of the A Warrants was recorded as a warrant liability in the consolidated balance sheet at issuance and was adjusted to fair value at each reporting period until exercise or expiration. The Company determined that the B Warrants met the criteria for equity classification and accounted for such warrants in additional paid in capital.

On September 29, 2017 the Company and four holders of 9.7 million A and B Warrants entered into separate, privately-negotiated exchange agreements, pursuant to which the Company agreed to issue to such holders an aggregate of 1,292,510 shares of the Company’s common stock (to be delivered on October 3, 2017) in exchange for such warrants. The warrant liability associated with the exchanged warrants was adjusted to fair value and $1.9 million, the fair value of the remaining obligation was reclassified into equity as of September 29, 2017.

In addition, as of December 31, 2017, warrants to acquire approximately 32,000 shares of common stock were outstanding.  See Note 11 – Common and Preferred Stock, for additional information.

18. Restructuring Charges

As of December 31, 2017 and 2016, the Company had a remaining restructuring liability of $0.4 million and $1.4 million, respectively, which is recorded in accrued expenses and other current liabilities in the consolidated balance sheets. The Company expects to substantially pay out the remainder of this obligation by end of first quarter of 2018.

A reconciliation of beginning and ending liability balances for the restructuring charges is as follows (in thousands):

Description	2016 Restructuring	2015 Restructuring	Total
Accrual — January 1, 2016	$—	$3,028	$3,028
Costs incurred and charged to expense	1,475	560	2,035
Costs paid or settled	(1,266)	(2,421)	(3,687)
Accrual — December 31, 2016	209	1,167	1,376
Costs incurred and charged to expense	—	—	—
Costs paid or settled	(209)	(805)	(1,014)
Accrual — December 31, 2017	$—	$362	$362

19. Selected quarterly financial data (unaudited)

Summarized quarterly financial data for the years ended December 31, 2017 and 2016, are set forth in the following tables:

	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2017
Net revenues	$3,009	$2,163	$2,043	$4,530
Net (loss)	$(16,324)	$(35,339)	$(32,886)	(32,784)
Net (loss) per share — basic	$(0.17)	$(0.35)	$(0.31)	$(0.28)
Net (loss) per share — diluted	$(0.17)	$(0.35)	$(0.31)	$(0.28)
Weighted average common shares used to compute basic net (loss) per share	95,744	99,864	104,703	116,451
Weighted average common shares used to compute diluted net (loss) per share	95,744	99,864	104,703	116,451
2016
Net revenues	$—	$—	$162,354	$12,404
Net income (loss)	$(24,873)	$(29,959)	$126,520	$53,976
Net income (loss) per share — basic	$(0.29)	$(0.33)	$1.32	$0.56
Net income (loss) per share — diluted	(0.29)	$(0.33)	1.31	0.56
Weighted average common shares used to compute basic net income (loss) per share	85,771	91,061	95,627	95,676
Weighted average common shares used to compute diluted net income (loss) per share	85,771	91,061	96,548	96,510

In the third quarter of 2016, the Company recognized net revenue-collaboration of $161.8 million attributable to collaboration with Sanofi (See Note 8 — Collaboration Arrangements).

In the fourth quarter of 2016, the Company recognized net revenue-collaboration of $10.2 million attributable to collaboration with Sanofi and $72.0 million gain on extinguishment of debt (See Note 8 — Collaboration Arrangements)

In the fourth quarter of 2017, the Company recognized net revenue-commercial product sales of $1.2 million attributable to a change in estimate (See Note 1 – Description of Business)

20. Subsequent Events

Fifth Amendment to Facility Agreement and First Amendment to Escrow Agreement

On January 15, 2018, the Company and MannKind LLC entered into a Fifth Amendment (the “Fifth Deerfield Amendment”) with Deerfield to the facility Agreement, pursuant to which the parties deferred the payment date for the $4.4 million remaining October 2017 Tranche 4 Principal Payment from January 15, 2018 to January 19, 2018. Concurrent with this amendment the Company and MannKind LLC entered into a First Amendment to Escrow Agreement to extend the escrow period to January 19, 2018 to align with the amended payment date under the Fifth Deerfield Amendment.

Sixth Amendment to Facility Agreement and Second Amendment to Escrow Agreement

On January 18, 2018, the Company and MannKind LLC entered into an Exchange and Sixth Amendment to Facility Agreement (the “Sixth Deerfield Amendment”) with Deerfield, pursuant to which, among other things, the Company agreed to issue to Deerfield an aggregate of 1,267,972 shares of its common stock, par value $0.01 per share (the “Exchange Shares”), in exchange for $3,157,251 of the 2019 Notes, an exchange rate of $2.49 per share. In addition, the parties deferred the payment date for the $1,250,000 remaining principal amount of the 2019 Notes (the “Remaining Payment”) from January 19, 2018 to May 6, 2018.

The Company and Deerfield also amended the outstanding 2019 Notes and Tranche B notes to provide that Deerfield may, subject to the terms of the Sixth Deerfield Amendment, convert principal amounts of the 2019 notes and Tranche B notes from time to time into an aggregate of up to 10,000,000 shares of the Company’s common stock (excluding the Exchange Shares). The conversion price will be the greater of (i) the average of the volume weighted average price per share of the Company’s common stock for the three trading day period immediately preceding the date of any election by Deerfield to convert principal amounts of the 2019 notes and Tranche B notes and (ii) $2.75 per share, subject to adjustment under certain circumstances described in the 2019 notes and Tranche B notes. Any conversions of principal by Deerfield under the 2019 notes and Tranche B notes will be applied first to reduce the Remaining Payment, and thereafter to reduce other principal payments due under the 2019 notes and Tranche B notes.

In connection with the Sixth Deerfield Amendment, the Company also entered into a Second Amendment to Escrow Agreement, dated January 18, 2018, with Deerfield and US Bank, pursuant to which the parties extended the period of the escrow established thereunder to May 6, 2018, corresponding to the extended payment date under the Facility Agreement.