Form 10-Q
period 2018-03-31
MANNKIND CORP
filed 2018-05-09
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 24, 2018, there were 140,025,397 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2018

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$26,706	$43,946
Restricted cash	527	4,409
Accounts receivable, net	1,550	2,789
Inventory	3,891	2,657
Deferred costs from commercial product sales	—	405
Prepaid expenses and other current assets	2,354	3,010
Total current assets	35,028	57,216
Property and equipment, net	26,481	26,922
Other assets	368	437
Total assets	$61,877	$84,575

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,976	$6,984
Accrued expenses and other current liabilities	15,930	12,449
Facility financing obligation	43,654	52,745
Deferred revenue, net	—	3,038
Deferred payments from collaboration - current	250	250
Recognized loss on purchase commitments - current	15,859	12,131
Total current liabilities	80,669	87,597
Note payable to related party	72,247	79,666
Accrued interest - note payable to related party	3,469	2,347
Senior convertible notes	24,368	24,411
Recognized loss on purchase commitments - long term	96,694	97,585
Deferred payments from collaboration - long term	437	500
Milestone rights liability	7,201	7,201
Total liabilities	285,085	299,307
Commitments and contingencies (Note 12)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value - 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value - 280,000,000 shares authorized, 126,013,051 and 119,053,414 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,260	1,192
Additional paid-in capital	2,658,957	2,638,992
Accumulated other comprehensive loss	(15)	(18)
Accumulated deficit	(2,883,410)	(2,854,898)
Total stockholders' deficit	(223,208)	(214,732)
Total liabilities and stockholders' deficit	$61,877	$84,575

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Net revenue - commercial product sales	$3,402	$1,196
Net revenue - collaboration	63	63
Revenue - other	—	1,750
Total revenues	3,465	3,009
Expenses:
Cost of goods sold	4,008	2,548
Research and development	2,644	3,129
Selling, general and administrative	20,618	15,389
Loss on foreign currency translation	2,984	1,545
Total expenses	30,254	22,611
Loss from operations	(26,789)	(19,602)
Other (expense) income:
Change in fair value of warrant liability	—	6,629
Interest income	106	55
Interest expense on notes	(1,794)	(2,706)
Interest expense on note payable to related party	(1,114)	(714)
Loss on extinguishment of debt	(825)	—
Other income (expense)	31	14
Total other (expense) income	(3,596)	3,278
Loss before provision for income taxes	(30,385)	(16,324)
Provision for income taxes	—	—
Net loss	$(30,385)	$(16,324)
Net loss per share - basic and diluted	$(0.25)	$(0.17)
Shares used to compute basic and diluted net loss per share	120,911	95,744

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(30,385)	$(16,324)
Other comprehensive income (loss):
Cumulative translation gain	3	—
Comprehensive loss	$(30,382)	$(16,324)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,385)	$(16,324)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	706	908
Stock-based compensation expense	1,943	1,267
Loss on extinguishment of debt	825	—
Loss on foreign currency translation	2,984	1,545
Interest on note payable to related party	1,122	714
Change in fair value of warrant liability	—	(6,629)
Write-off of inventory	602	—
Other, net	110	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,128	(136)
Receivable from Sanofi	—	30,557
Inventory	(1,836)	(1,367)
Deferred costs from commercial product sales	—	(163)
Prepaid expenses and other current assets	656	856
Other assets	38	39
Accounts payable	(2,008)	(1,665)
Accrued expenses and other current liabilities	2,675	1,077
Deferred revenue	—	(1,575)
Deferred payments from collaboration	(63)	(63)
Recognized loss on purchase commitments	(147)	(534)
Net cash (used in) provided by operating activities	(21,650)	8,507
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of asset held for sale	—	16,651
Net cash provided by investing activities	—	16,651
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of employment taxes related to vested restricted stock units	(81)	(75)
Proceeds from issuance of common stock pursuant to at-the-market issuance	634	—
Issuance cost of at-the-market transactions	(25)	—
Net cash provided by (used in) financing activities	528	(75)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(21,122)	25,083
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	48,355	22,895
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$27,233	$47,978
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash, net of amounts capitalized	$1,860	$2,550
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payment of note obligations through common stock issuance	$9,407	$—
Payment of note payable to related party through common stock issuance	$8,160	$—
Accrued but unpaid debt issuance costs related to note payable to related party	$75	$—

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of MannKind Corporation and its subsidiaries (“MannKind,” the “Company,” “we” or “us”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on February 27, 2018 (the “Annual Report”).

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2018 may not be indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates or assumptions. Management considers many factors in selecting appropriate financial accounting policies, and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. The more significant estimates reflected in these accompanying condensed consolidated financial statements include revenue recognition and gross-to-net adjustments, assessing long-lived assets for impairment, clinical trial expenses, inventory costing and recoverability, recognized loss on purchase commitments, milestone rights liability, stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets.

Business — MannKind is a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for diseases such as diabetes and pulmonary arterial hypertension. The Company’s only approved product, Afrezza (insulin human) Inhalation Powder, is a rapid-acting inhaled insulin that was approved by the U.S. Food and Drug Administration (the “FDA”) in June of 2014 to improve glycemic control in adults with diabetes. Afrezza became available by prescription in U.S. retail pharmacies in February 2015.  Pursuant to a license and collaboration agreement (the “Sanofi License Agreement”) between the Company and Sanofi-Aventis U.S. LLC (“Sanofi”), Sanofi was responsible for global commercial, regulatory and development activities associated with Afrezza from August 2014 to April 2016, after which these responsibilities transitioned back the Company. Currently, the Company promotes Afrezza to endocrinologists and certain high-prescribing primary care physicians in the United States through its own specialty sales force. Outside of the United States, subject to receipt of the necessary foreign regulatory approvals, the Company is seeking to establish regional partnerships for the commercialization of Afrezza in foreign jurisdictions where there are commercial opportunities.

Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is not currently profitable and has rarely generated positive net cash flow from operations. As of March 31, 2018, the Company had an accumulated deficit of $2.9 billion.

At March 31, 2018, the Company’s capital resources consisted of cash and cash equivalents of $26.7 million. The Company expects to continue to incur significant expenditures to support commercial manufacturing, sales and marketing of Afrezza and the development of product candidates in the Company’s pipeline. The facility agreement (the “Facility Agreement”) with Deerfield Private Design Fund II, L.P. (“Deerfield Private Design Fund”) and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) that resulted in the issuance of 9.75% Senior Convertible Notes due 2019 (“2019 notes”) and the First Amendment to Facility Agreement and Registration Rights Agreement (the “First Amendment”) that resulted in the issuance of an additional tranche of 8.75% Senior Convertible Notes due 2019 (“Tranche B notes”) (see Note 7 — Borrowings) requires the Company to maintain at least $25.0 million in cash and cash equivalents or certain available borrowings (which are no longer available) as of the last day of each fiscal quarter.

As of March 31, 2018, the Company has $140.2 million principal amount of outstanding borrowings. The Company has entered into certain transactions related to these borrowings during 2017 and 2018 that are more fully described in Note 6 — Related-Party Arrangements, and Note 7 – Borrowings.

The Company’s current available cash and financing sources will not be sufficient to meet its current and anticipated cash requirements. The Company plans to raise additional capital, whether through a sale of equity or debt securities, a strategic business collaboration with another company, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to continue the development and commercialization of Afrezza and other product candidates and to support its other ongoing activities. The Company cannot provide assurances that such additional capital will be available on acceptable terms or at all. Successful completion of these plans is dependent on factors outside of the Company’s control.  As such, management cannot be certain that such plans will be effectively implemented within one year after the date that the financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reverse Stock-Split - On March 1, 2017, following stockholder approval, the Company’s board of directors approved a 1-for-5 reverse stock split of its outstanding common stock. On March 1, 2017, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to effect the 1-for-5 reverse stock split of the Company’s outstanding common stock (the “Reverse Stock Split”) and to reduce the authorized number of shares of the Company’s common stock from 700,000,000 to 140,000,000 shares. The Company’s common stock began trading on the NASDAQ Global Market on a split-adjusted basis when the market opened on March 3, 2017.

As a result, prior to March 3, 2017, all common stock share amounts included in these condensed consolidated financial statements have been retroactively reduced by a factor of five, and all common stock per share amounts have been increased by a factor of five, with the exception of the Company’s common stock par value.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Segment Information – Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as one segment operating in the United States of America.

Revenue Recognition — The Company adopted Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“the new revenue guidance”), on January 1, 2018. Under Topic 606, the Company recognizes revenue when its customers obtain control of promised goods or services, in an amount that reflects the consideration which the Company expects to be entitled in exchange for those goods or services. See below for more information about the impact of adoption of the new revenue guidance.

To determine revenue recognition for arrangements that are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company has three types of contracts with customers: contracts with wholesale distributors and specialty pharmacies for commercial product sales, collaboration arrangements, and arrangements with parties to whom it has sold intellectual property.

Revenue Recognition – Net Revenue – Commercial Product Sales – The Company sells Afrezza to a limited number of wholesale distributors and specialty pharmacies in the U.S. (collectively, its “Customers”). These Customers subsequently resell the Company’s products to retail pharmacies and certain medical centers or hospitals. Specialty pharmacies sell directly to patients. In addition to distribution agreements with Customers, the Company enters into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.

The Company recognizes revenue on product sales when the Customer obtains control of the Company's product, which occurs at a point in time (based on the terms of the relevant contracts which are at delivery for wholesale distributors and at shipment for specialty pharmacies).  Product revenues are recorded net of applicable reserves for variable consideration, including discounts and allowances.

Voucher Program – Under the voucher program, potential new patients are given vouchers which they can provide to retailers for a free product. The retailers provide the product to the patient for free and pay the wholesaler for the product, who pays the Company.  The retailers submit the vouchers to a program administrator which pays the retailer for the product.  The administrator then invoices the Company for the amount of vouchers paid plus a fee. Accordingly, on a net basis, it is not probable that the Company will receive the consideration to which it is entitled for these products.  Therefore, the Company excludes such amounts from both gross and net revenue.  The cost of product associated with the voucher program is included in cost of goods sold.

Reserves for Variable Consideration — Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its Customers, payors, and other indirect customers relating to the Company’s sale of its products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and result in a reduction of accounts receivable or establishment of a current liability.

Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method in Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reduce recognized revenue to the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of March 31, 2018 and, therefore, the transaction price was not reduced further during the three months ended March 31, 2018. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net revenue – commercial product sales and earnings in the period such variances become known.

Trade Discounts and Allowances — The Company generally provides Customers with discounts which include incentive fees, such as prompt pay discounts, that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its Customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue and a reduction to accounts receivable, net.

Product Returns — Consistent with industry practice, the Company generally offers Customers a right of return for unopened product that has been purchased from the Company for a period beginning six months prior to and ending twelve months after its expiration date, which lapses upon shipment to a patient. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to accounts receivable, net. The Company currently estimates product returns using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company currently estimates that 2.46% of products will be returned.

Provider Chargebacks and Discounts — Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is recorded in accrued expenses and other current liabilities. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by Customers, and the Company generally issues credits for such amounts within a few weeks of the Customer’s notification to the Company of the resale. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at each reporting period-end that the Company expects will be sold to qualified healthcare providers, and chargebacks that Customers have claimed, but for which the Company has not yet issued a credit.

Government Rebates — The Company is subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

Payor Rebates — The Company contracts with certain private payor organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of its products. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities.

Other Incentives — Other incentives which the Company offers include voluntary patient support programs, such as the Company's co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities.

As of December 31, 2017, prior to the adoption of Topic 606, the ending balance for net deferred revenue, was $3.0 million, on the Company’s condensed consolidated balance sheets which is presented net of $1.5 million in gross-to-net revenue adjustments. On January 1, 2018, deferred revenue was adjusted to zero as a result of the adoption of Topic 606 as disclosed below. For the three months ended March 31, 2018 and 2017, shipments to three wholesale distributors represented 87% and 93% of total shipments, respectively.

Revenue Recognition – Net Revenue – Collaborations — The Company enters into out-licensing agreements under which the Company licenses certain rights to its product candidates to third parties. The terms of these arrangements may include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory, and commercial milestone payments; payments for manufacturing supply services the Company provides; and royalties on net sales of licensed products and sublicenses of the rights. Each of these payments may result in license, collaboration, or other revenue, except revenue from royalties on net sales of licensed products, which would be classified as royalty revenue.

As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success.

Licenses of Intellectual Property — If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company will evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. Revenue from licenses of intellectual property is included in Net revenue - Collaboration in the condensed consolidated statement of operations.

Milestone Payments — At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the customer, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as, or when, the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration, other revenue, and earnings in the period of adjustment.

Manufacturing Supply Services — Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply, at the customer’s discretion, are generally considered as options. The Company assesses if these options provide a material right to the licensee and, if so, they are accounted for as separate performance obligations. If the Company is entitled to additional payments when the licensee exercises these options, any additional payments are recorded in license, collaboration, or other revenue when the customer obtains control of the goods, which is upon delivery.

Royalties — For licensing arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied). For sales of intellectual property that include sales-based royalties, the Company estimates the amount of variable consideration that it will receive from the sales-based royalty. The Company has not recognized any royalty revenue resulting from the sale of its intellectual property in 2017 which is more fully described in Note 9, Sale of Intellectual Property.

Revenue Recognition — Revenue —  Other — For the three months ended March 31, 2017, revenue-other consists of $1.7 million of revenue from bulk insulin sales.

Cost of Goods Sold — A significant component of cost of goods sold is current period manufacturing costs in excess of costs capitalized into inventory (excess capacity costs).  These costs, in addition to the impact of the annual revaluation of inventory to standard costs (and the annual revaluation of deferred costs of commercial sales to standard costs in 2017), and write-offs of inventory (and write-offs of deferred costs of commercial sales in 2017) are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. Cost of goods sold also includes the standard cost related to Afrezza sold during the period and related variances.

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

Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable are recorded at the invoiced amount and are not interest bearing. Accounts receivable are presented net of an allowance for doubtful accounts if there are estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. Accounts receivable are also presented net of an allowance for product returns and trade discounts and allowances because the Company’s customers have the right of setoff for these amounts against the related accounts receivable.

Inventories — Inventories are stated at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method. The Company capitalizes inventory costs associated with the Company’s products based on management’s judgment that future economic benefits are expected to be realized; otherwise, such costs are expensed as incurred as cost of goods sold. The Company periodically analyzes its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value and writes down such inventories, as appropriate. In addition, the Company’s products are subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or may become obsolete or are forecasted to become obsolete due to expiration, the Company will record a charge to write down such unmarketable inventory to its estimated net realizable value.

Leases – The Company records rent expense for leases that contain scheduled rent increases on a straight-line basis over the lease term which begins with the point at which the Company obtains control and possession of the leased property.

Recognized Loss on Purchase Commitments — The Company assesses whether losses on long term purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for the future purchases are recognized unless recoverable. When making the assessment, the Company also considers whether it is able to renegotiate with its vendors. The recognized loss on purchase commitments is reduced as inventory items are received. If, subsequent to an accrual, a purchase commitment is successfully renegotiated, the gain is recognized in the Company’s condensed consolidated statement of operations. The liability balance of the recognized loss on insulin purchase commitments is $112.3 million as of March 31, 2018.   No new contracts were identified in 2018 or 2017 that required a new loss on purchase commitment accrual.

Fair Value of Financial Instruments — The Company applies various valuation approaches in determining the fair value of its financial assets and liabilities within a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

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

Clinical Trial Expenses — Clinical trial expenses, which are primarily reflected in research and development expenses in the accompanying condensed consolidated statements of operations, result from obligations under contracts with vendors, consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The appropriate level of trial expenses are reflected in the Company’s condensed consolidated financial statements by matching period expenses with period services and efforts expended. These expenses are recorded according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. Clinical trial accrual estimates are determined through discussions with internal clinical personnel and outside service providers as to the progress or state of completion of trials, or the services completed. Service provider status is then compared to the contractually obligated fee to be paid for such services. During the course of a clinical trial, the Company may adjust the rate of clinical expense recognized if actual results differ from management’s estimates.

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

The computation of basic and diluted net loss per share for the three months ended March 31, 2018 and 2017 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three months ended March 31,
	2018	2017
Vesting of restricted stock units	1,073,036	709,004
Conversion of convertible notes into common stock	14,154,500	814,561
Conversion of convertible related party notes into common stock	18,743,500	—
Exercise of common stock warrants	31,856	9,740,597
Employee stock purchase plan	111,020	31,459
Exercise of common stock options	7,212,239	5,941,408
	41,326,151	17,237,029

Impact of Adoption of the New Revenue Guidance – The Company applied the new revenue guidance using the modified retrospective approach to all contracts with the cumulative effect of initial application recognized as of January 1, 2018. The comparative information has not been restated and continues to be accounted for under the previous accounting guidance.

The previous accounting guidance required the Company to reliably estimate returns in order to recognize revenue upon shipment. While the Company could estimate returns within a range, it was not sufficiently precise to meet those requirements. Accordingly, under the previous guidance, the Company deferred recognition of revenue on Afrezza product deliveries to wholesalers until the right of return no longer existed, which occurred at the earlier of the time Afrezza was dispensed from pharmacies to patients or expiration of the right of return. Therefore, for deliveries to wholesalers, the Company recognized revenue based on estimated Afrezza patient prescriptions dispensed, a sell-through model.

Upon adoption of the new revenue guidance, the Company moved from the sell-through model to a sell-to model for revenue related to commercial sales of Afrezza to wholesalers and now records revenue when its customers take control of the product along with an estimate of potential returns as variable consideration. For sales of Afrezza to specialty pharmacies, the Company previously recognized revenue at the time of shipment because specialty pharmacies generally purchase on demand and estimated returns are minimal. Therefore, there was no impact upon adoption for sales to specialty pharmacies.

Additionally, the Company has historically entered into collaborative agreements and sales of intellectual property to third parties under which periodic payments have been received. In February 2017, the FASB issued ASU 2017-05 Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets which further clarified the new revenue recognition guidance under ASC Topic 606. The Company adopted the guidance on January 1, 2018 using the modified retrospective method. There was no impact upon adoption related to these arrangements.  These transactions are more fully described in Note 8 - Collaborative Arrangements and Note 9 - Sale of Intellectual Property.

The cumulative effect of the changes made to the condensed consolidated January 1, 2018 balance sheet for the adoption of the new revenue guidance were as follows (in thousands):

	Balance at December 31, 2017	Adjustments due to new revenue guidance		Balance at January 1, 2018
Assets
Accounts receivable, net	$2,789	$(111)	(1)	$2,678
Deferred costs from commercial product sales	405	(405)	(2)	—

Liabilities
Accrued expenses and other current liabilities	$12,449	$649	(3)	$13,098
Deferred revenue, net	3,038	(3,038)	(4)	—

Equity
Accumulated deficit	$(2,854,898)	$1,873	(5)	$(2,853,025)

(1)	To establish a reserve for product returns
(2)	To eliminate deferred costs from commercial product sales previously required by the sell-through method

(3)	To record additional accrual for estimated voucher payments related to inventory remaining in the distribution channel at January 1, 2018
(4)	To eliminate deferred revenue previously required by the sell-through method
(5)	To record the net impact of (1)-(4) in opening accumulated deficit

In accordance with the new revenue guidance, the disclosure of the impact of adoption on the condensed consolidated balance sheet and the condensed consolidated statement of operations and cash flows was as follows (in thousands):

Condensed Consolidated Balance Sheet
	For the three months ended March 31, 2018
	As Reported	Adjustments	Balances without adoption of Topic 606
Assets
Accounts receivable, net	$1,550	$130	$1,680
Deferred costs from commercial product sales	—	361	361

Liabilities
Accrued expenses and other current liabilities	$15,930	$(479)	$15,451
Deferred revenue, net	—	2,298	2,298

Equity
Accumulated deficit	$(2,883,410)	$(1,328)	$(2,884,738)

Condensed Consolidated Statement of Operations
	For the three months ended March 31, 2018
	As Reported	Adjustments	Balances without adoption of Topic 606
Revenue
Net revenue - commercial product sales	$3,402	$589	$3,991

Expenses
Cost of goods sold	$4,008	$44	$4,052
Net loss	(30,385)	545	(29,840)

Condensed Consolidated Statement of Cash Flows
	For the three months ended March 31, 2018
	As Reported	Adjustments	Balances without adoption of Topic 606
Cash Flows from Operating Activities
Net loss	$(30,385)	$545	$(29,840)
Change in:
Accounts receivable, net	1,128	(18)	1,110
Deferred costs from commercial product sales	—	44	44
Accrued expenses and other current liabilities	2,675	171	2,846
Deferred revenue, net	—	(740)	(740)
Cash (used in) provided by operating activities	(21,650)	2	(21,648)

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

2. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Accounts receivable, gross	$2,019	$2,842
Wholesaler distribution fees and prompt pay discounts	(340)	(53)
Reserve for returns	(129)	—
Accounts receivable, net	$1,550	$2,789

As of December 31, 2017 the Company did not have a return reserve as the Company was on the sell-through method (as described in Note 1 – Description of Business and Significant Accounting Policies).

As of March 31, 2018 and December 31, 2017, the allowance for doubtful accounts was de minimis. As of March 31, 2018 and December 31, 2017, the Company had three wholesale distributors representing approximately 90% and 93% of gross accounts receivable, respectively.

3. Inventories

Inventories consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$772	$572
Work-in-process	2,519	1,273
Finished goods	600	812
Total inventory	$3,891	$2,657

Work-in-process and finished goods as of March 31, 2018 and December 31, 2017 are substantially all conversion costs because the materials used in its production were previously written off.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand at March 31, 2018. For the three months ended March 31, 2018 the Company recorded a $0.6 million charge to write-off inventory that may expire prior to sale which was recorded as cost of goods sold.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Useful
	Life (Years)	March 31, 2018	December 31, 2017
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	34,957	34,957
Machinery and equipment	3-15	62,681	62,681
Furniture, fixtures and office equipment	5-10	3,106	3,556
Computer equipment and software	3	8,416	8,416
		127,424	127,874
Less accumulated depreciation		(100,943)	(100,952)
Total property and equipment, net		$26,481	$26,922

Depreciation expense related to property and equipment for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Depreciation Expense	$441	$446

During the three months ended March 31, 2018, the Company disposed of $0.4 million of certain furniture, fixtures and office equipment which ceased being used.  The items disposed were fully depreciated.  Therefore, the cost and associated accumulated depreciation for these items was removed from the balance sheet.

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

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	March 31, 2018	December 31, 2017
Salary and related expenses	$10,474	$7,260
Current portion of milestone rights liability	1,643	1,643
Professional fees	872	1,007
Discounts and allowances for commercial product sales	766	873
Sales and marketing services	625	147
Restructuring	362	362
Accrued interest	226	567
Other	962	590
Accrued expenses and other current liabilities	$15,930	$12,449

Accrued salary and related expenses includes $0.8 million in selling, general and administrative costs related to transitioning certain corporate support functions from Connecticut to the corporate headquarters in California.

6. Related Party Arrangements

Related party debt consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Principal amount	$71,506	$79,666
Unamortized premium	815	—
Unaccreted debt issuance costs	(74)	—
Net carrying amount	$72,247	$79,666

In October 2007, the Company entered into a loan arrangement (the “Mann Group Loan Arrangement”) with The Mann Group LLC (the “The Mann Group”), which has been amended from time to time. At that time, Alfred Mann, the Company’s then Chairman and Chief Executive Officer, was the managing member of The Mann Group LLC. On October 31, 2013, the promissory note underlying the Mann Group Loan Arrangement, described in the Company’s condensed consolidated balance sheets as Note Payable to Related Party, was amended to, among other things, extend the maturity date of the loan to January 5, 2020, extend the date through which the Company can borrow under the Mann Group Loan Arrangement to December 31, 2019, increase the aggregate borrowing amount under the Mann Group Loan Arrangement from $350.0 million to $370.0 million and provide that repayments or cancellations of principal under the Mann Group Loan Arrangement will not be available for reborrowing.

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

On March 11, 2018, the Company amended and restated the Mann Group Loan Arrangement with The Mann Group to, among other things, (i) reflect the current outstanding principal balance of the existing loan of $71.5 million, after giving effect to the partial cancelation of principal in exchange for shares of the Company’s common stock described below; (ii) extend the maturity date of the loan to July 1, 2021; (iii) for periods beginning after April 1, 2018 require interest to compound quarterly; and (iv) permit the principal and any accrued and unpaid interest under the Mann Group Loan Arrangement to be converted, at the option of The Mann Group, at any time on or prior to close of business on the business day immediately preceding the stated maturity date, into shares of the Company’s common stock. The conversion rate of 250 shares per $1,000 principal amount of the Note, which is equal to $4.00 per share subject to adjustment under certain circumstances as described in the Mann Group Loan Arrangement.

The Company analyzed this amendment and concluded that the transaction represented an extinguishment of the related party note and recorded a $0.8 million loss on extinguishment of debt. As a result of the extinguishment the Company recorded a debt premium of $0.8 million and debt issuance costs of $0.1 million for the three months ended March 31, 2018.

On March 11, 2018, the Company and The Mann Group entered into a common stock purchase agreement pursuant to which the Company agreed to issue to The Mann Group and The Mann Group agreed to purchase 3,000,000 shares of the Company’s common stock at a price per share of $2.72 which represented the closing price of the Company’s common stock on March 9, 2018. As payment for the purchase price for the shares, The Mann Group agreed to cancel $8.2 million in principal amount under the Mann Group Loan Arrangement, with the principal payment to be reflected in the amended and restated Mann Group Loan Arrangement. The purchased shares were issued in a private placement.

Interest, at a fixed rate of 5.84%, is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as the Company and The Mann Group mutually agree. Under the agreement, accrued and unpaid interest may be paid-in-kind. The Mann Group can require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months, less approximately $113.2 million aggregate principal amount that has been cancelled in connection with three common stock purchase agreements. If The Mann Group exercises this right, the Company will have 90 days after The Mann Group provides written notice, or the number of days to maturity of the note if less than 90 days, to prepay such advances. However, pursuant to a letter agreement entered into in August 2010, The Mann Group has agreed to not require the Company to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require the Company to use its working capital resources. In addition, The Mann Group entered into a subordination agreement with Deerfield pursuant to which The Mann Group agreed with Deerfield not to demand or accept any payment under the Mann Group Loan Arrangement until the Company’s payment obligations to Deerfield under the Facility Agreement have been satisfied in full. Subject to the foregoing, in the event of a default under The Mann Group Loan Arrangement, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the Mann Group Loan Arrangement are unsecured. The Mann Group Loan Arrangement contains no financial covenants.

As of March 31, 2018 and December 31, 2017, the Company had accrued unpaid interest related to the above note of $3.5 million and $2.3 million, respectively. As of March 31, 2018 and December 31, 2017 there were no additional amounts available for future borrowings. Interest expense (excluding the amortization of debt premium and debt issuance costs) for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest expense on note payable to related party	$1,122	$714

Amortization of the premium and accretion of debt issuance costs related to the related party notes for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Amortization of debt premium	$10	$—
Accretion expense - debt issuance cost	$2	$—

In May 2015, the Company entered into a sublease agreement with the Alfred Mann Foundation for Scientific Research (the “Mann Foundation”), a California not-for-profit corporation. The lease was for approximately 12,500 square feet of office space in Valencia, California, which expired in April 2017 and was  renewed on a month-to-month basis at a rate of $20,000 per month until August 31, 2017 at which time the Company moved into its new corporate headquarters in Westlake Village, California (see Note 12 — Commitments and Contingencies). Lease payments to the Mann Foundation for the three months ended March 31, 2017 were $62,000.

The Company has entered into indemnification agreements with each of its directors and executive officers, in addition to the indemnification provided for in its amended and restated certificate of incorporation and amended and restated bylaws (see Note 12 —Commitments and Contingencies).

On October 10, 2017, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional investors and a charitable foundation (collectively, the “Purchasers”). Included in this offering were 166,600 shares at a purchase price of $6.00 per share issued to the Kresa Family Foundation, of which Kent Kresa, the Company’s Chairman of the Board, is the President.

7. Borrowings

Borrowings consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Facility Financing Obligation (2019 Notes and Tranche B Notes)
Principal amount	$45,000	$54,407
Unamortized debt issuance costs and debt discount	(1,346)	(1,662)
Net carrying amount	$43,654	$52,745
Senior Convertible Notes (2021 Notes)
Principal amount	$23,690	$23,690
Unamortized premium	678	721
Net carrying amount	$24,368	$24,411
Note payable to related party - net carrying amount	$72,247	$79,666

Total debt - net carrying amount	$140,269	$156,822

In addition to the Mann Group Loan Arrangement described in Note 6, the Company has $23.7 million principal amount of 2021 notes bearing interest at 5.75% per annum and maturing on October 23, 2021, which are convertible and a convertible facility financing agreement which includes:

•

$35.0 million principal amount of 2019 notes bearing interest at 9.75% per annum. Interest is payable in cash quarterly in arrears in the last business day of March, June, September and December of each year.  $15.0 million will become due and payable on each of July 2018 and July 2019, and $5.0 million will become due and payable in December 2019; and

•

$10.0 million principal amount of Tranche B notes bearing interest at 8.75% per annum. Interest is payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. The principal amount is due and payable as follows: $5.0 million in May and December 2019.

These borrowings are further described below:

Facility Financing Obligation (2019 Notes and Tranche B Notes) – The Facility Financing Obligation was initially entered into in 2013 between the Company and Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P.

(collectively, “Deerfield”) through the issuance of multiple tranches of notes. As of December 31, 2017, there were $39.4 million principal amount of 2019 notes and $15.0 million principal amount of Tranche B notes outstanding.

On April 18, 2017, the Company entered into an Exchange Agreement with Deerfield pursuant to which the Company agreed to, among other things, (i) repay $4.0 million principal amount under the Tranche B notes; (ii) exchange $1.0 million principal amount under the Tranche B notes for 869,565 shares of the Company’s common stock (the “Tranche B Exchange Shares”); and (iii) exchange $5.0 million principal amount under the 2019 notes for 4,347,826 shares of the Company’s common stock (together with the “Tranche B Exchange Shares,” the “April Exchange Shares”). The exchange price for the Exchange Shares was at a discount of $1.15 per share.

The Company determined that, since the principal amount repaid and exchanged under the Tranche B notes and the principal amount exchanged under the 2019 notes represented the principal amount that would have otherwise become due and payable in May and July of 2017 under the Tranche B notes and 2019 notes, respectively, the extinguishment of the May and July 2017 payments was not considered to be a troubled debt restructuring. Accordingly, the Company accounted for the transaction by recording a loss on extinguishment of debt of $0.3 million at April 18, 2017 which was calculated as the difference between the reacquisition price and the net carrying value of the related debt. The reacquisition price was calculated using the $4.0 million cash repayment and the fair value of the April Exchange Shares on April 18, 2017. The fair value of the April Exchange Shares was determined to be $1.22 per share, which represents the closing price of the Company’s common stock on April 18, 2017.

On June 29, 2017, the Company entered into the Third Amendment with Deerfield, pursuant to which the Company agreed to, among other things, (i) exchange $5.0 million principal amount under the Company’s 2019 notes for 3,584,230 shares of the Company’s common stock (the “June Exchange Shares”) at an exchange price of $1.395 per share and (ii) amend the Facility Agreement with Deerfield, to (A) defer the payment of $10.0 million in principal amount of the 2019 notes from the original July 18, 2017 due date to August 31, 2017, which was further deferred to October 31, 2017 upon the Company’s delivery on August 31, 2017 and October 30, 2017 of a written certification to Deerfield that certain conditions had been met, including that no event of default under the Facility Agreement had occurred, Michael E. Castagna remains the Company’s Chief Executive Officer, the Company received the advance from The Mann Group (see Note 6 — Related-Party Arrangements), the Company had at least $10.0 million in cash and cash equivalents on hand, no material adverse effect on the Company had occurred, the engagement letter between the Company and Greenhill & Co., Inc. (“Greenhill”) remained in full force and effect and Greenhill had remained actively engaged in exploring capital structure and financial alternatives on behalf of the Company in accordance with such engagement letter (collectively, the “Extension Conditions”), and (B) amend the Company’s financial covenant under the Facility Agreement to provide that, if the Extension Conditions remain satisfied, the obligation under the Facility Agreement to maintain at least $25.0 million in cash and cash equivalents as of the end of each quarter was reduced to $10.0 million as of August 31, 2017, September 30, 2017, October 31, 2017 and December 31, 2017 if certain conditions were met. We met the conditions at each of these month-ends.

The Company determined that the principal amount repaid and exchanged under the 2019 notes represented the principal amount that would have otherwise become due and payable under the 2019 notes. As a result, the $5.0 million prepayment was not considered to be a troubled debt restructuring. Accordingly, the Company accounted for the transaction by recording a loss on extinguishment of debt of $0.5 million on June 29, 2017 which was calculated as the difference between the reacquisition price and the net carrying value of the related debt. The net carrying value of the related debt includes the acceleration of the debt discount and issuance costs amounting to approximately $0.3 million as a result of the transaction. The reacquisition price was calculated using the fair value of the June Exchange Shares on June 29, 2017. The fair value of the Exchange Shares was determined to be $1.45 per share which represented the closing price of the Company’s common stock on June 29, 2017.

On October 23, 2017, the Company entered into a Fourth Amendment to the Facility Agreement, pursuant to which the parties (i) deferred the payment of $10.0 million in principal amount (the “October Payment”) of the Facility Financing Obligation from October 31, 2017 to January 15, 2018, with the Company depositing an amount of cash equal to the October Payment into an escrow account until the October Payment has been satisfied in full (subject to early release to the extent that portions of the October Payment are satisfied through the exchange of principal for shares of the Company’s common stock), and (ii) amended and restated the Facility Financing Obligation and the Tranche B notes to provide that Deerfield may convert the principal amount under such notes from time to time into an aggregate of up to 4,000,000 shares of the Company’s common stock after the effective date of the Fourth Amendment. The conversion price will be the greater of (i) the average of the volume weighted average price per share of the Company’s common stock for the three trading day period immediately preceding the date of any election by Deerfield to convert principal amounts of such notes and (ii) $3.25 per share, subject to adjustment under certain circumstances. Any conversions of principal by Deerfield under such notes will be applied first to reduce the October Payment, and after the October Payment has been satisfied, to reduce other principal payments due.

The Company determined that the Fourth Amendment did not include any concessions and that the addition of the conversion option was not substantive and therefore it was not considered to be a troubled debt restructuring. Accordingly, the Company accounted for the transaction as a modification. On November 6, 2017 Deerfield converted 1,720,846 shares under the conversion feature at a price of $3.25 per share, redeeming $5.6 million of principal amount.

On January 15, 2018, the Company entered into a Fifth Amendment (the “Fifth Deerfield Amendment”) with Deerfield to the Facility Agreement, pursuant to which the parties deferred the payment date for the $4.4 million remaining October 2017 Tranche 4 Principal Payment from January 15, 2018 to January 19, 2018. Concurrent with this amendment the Company entered into a First Amendment to Escrow Agreement to extend the escrow period to January 19, 2018 to align with the amended payment date under the Fifth Deerfield Amendment.

On January 18, 2018, the Company entered into an Exchange and Sixth Amendment to Facility Agreement (the “Sixth Deerfield Amendment”) with Deerfield, pursuant to which, among other things, the Company agreed to issue to Deerfield an aggregate of 1,267,972 shares of its common stock, par value $0.01 per share (the “Exchange Shares”), in exchange for $3.2 million of the 2019 Notes, an exchange rate of $2.49 per share. In addition, the parties deferred the payment date for the $1.3 million remaining principal amount of the 2019 Notes (the “Remaining Payment”) from January 19, 2018 to May 6, 2018.

The Company and Deerfield also amended the outstanding 2019 Notes and Tranche B notes to provide that Deerfield may, subject to the terms of the Sixth Deerfield Amendment, convert principal amounts of the 2019 notes and Tranche B notes from time to time into an aggregate of up to 10,000,000 shares of the Company’s common stock (excluding the Exchange Shares). The conversion price will be the greater of (i) the average of the volume weighted average price per share of the Company’s common stock for the three trading day period immediately preceding the date of any election by Deerfield to convert principal amounts and (ii) $2.75 per share, subject to adjustment under certain circumstances described in the 2019 notes and Tranche B notes. Any conversions of principal will be applied first to reduce the Remaining Payment, and thereafter to reduce other principal payments.

In connection with the Sixth Deerfield Amendment, the Company also entered into a Second Amendment to Escrow Agreement, dated January 18, 2018, with Deerfield and US Bank, pursuant to which the parties extended the period of the escrow established thereunder to May 6, 2018, corresponding to the extended payment date.

The Company determined that the Fifth and Sixth Amendments did not include any concessions and that the change of the conversion option was not substantive and therefore it was not considered to be a troubled debt restructuring. Accordingly, the Company accounted for the transaction as a modification.

On March 6, 2018 Deerfield converted the remaining $1.3 million of principal amount due under the 2019 Notes for 441,618 shares of the Company’s common stock (the “January Exchange Shares”). The fair value of the January Exchange Shares was determined to be $2.83 per share representing the average of the volume weighted average price per share of the Company’s common stock for the three trading day period immediately preceding the date of the election by Deerfield to convert per the NASDAQ Global Market. The Escrow Agreement with Deerfield and US Bank, was terminated as the required payment was satisfied in full as of March 12, 2018.

On March 12, 2018 the Company entered into an Exchange Agreement with Deerfield pursuant to which the Company agreed to, among other things, exchange $5.0 million of principal amount under the 8.75% Tranche B Notes for 1,838,236 shares of the Company’s common stock (the “March Exchange Shares”). The fair value of the March Exchange Shares was determined to be $2.72 per share representing the closing price of the Company’s common stock on March 9, 2018 per the NASDAQ Global Market. The principal amount being exchanged under the Tranche B Notes represents the principal amount that would have otherwise become due and payable in May 2018.

In connection with the Facility Agreement, on July 1, 2013, the Company entered into a Milestone Rights Purchase Agreement (the “Milestone Agreement”) with Deerfield and Horizon Santé FLML SÁRL (collectively, the “Milestone Purchasers”), which requires the Company to make contingent payments to the Milestone Purchasers, totaling up to $90.0 million, upon the Company achieving specified commercialization milestones (the “Milestone Rights”). During the first quarter of 2015, a milestone triggering event was achieved due to the launch of Afrezza. This resulted in a $5.8 million incremental charge to interest expense due to an increase in the carrying value of the liability to account for the $10.0 million milestone payment made in February 2015.

As of March 31, 2018 and December 31, 2017, the remaining milestone rights liability balance was $8.9 million. The Company currently estimates that it will reach the next milestone in the first quarter of 2019. Accordingly, $1.6 million in value related to the next milestone payment was recorded in accrued expenses and other current liabilities as of March 31, 2018 and December 31, 2017, resulting in $7.2 million being recorded in milestone rights liability, which is non-current, in the accompanying condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively.

Accretion of debt issuance cost and debt discount during the three months ended March 31, 2018 and 2017, are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Accretion expense - debt issuance cost	$6	$9
Accretion expense - debt discount	$310	$447

The Facility Agreement includes customary representations, warranties and covenants, including a restriction on the incurrence of additional indebtedness. As discussed in Note 1 – Description of Business and Summary of Significant Accounting Policies, the Company will need to raise additional capital to support its current operating plans. Due to the uncertainties related to maintaining sufficient resources to comply with the aforementioned covenant, the Facility Financing Obligation has been classified as a current liability in the accompanying condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017. In the event of non-compliance, Deerfield may declare all or any portion of the Facility Financing Obligation to be immediately due and payable.

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

Embedded Derivatives — The Company identified and evaluated a number of embedded features in the notes issued under the Facility Agreement to determine if they represented embedded derivatives that are required to be separated from the notes and accounted for as freestanding instruments. The Company analyzed the Tranche B notes and identified embedded derivatives which required separate accounting. All of the embedded derivatives were determined to have a de minimis value as of March 31, 2018 and December 31, 2017.

Senior Convertible Notes Due 2021 — On October 23, 2017, the Company entered into exchange agreements with the holders of the Company’s 5.75% Senior Convertible Notes due 2018 (the “2018 notes”), pursuant to which the Company agreed to exchange all of the outstanding 2018 notes in the aggregate principal amount of $27.7 million for (i) new 5.75% $23.7 million aggregate principal amount of Senior Convertible notes due 2021 (the “2021” notes) and (ii) an aggregate of 973,236 shares of its common stock. In addition, the conversion rate was adjusted from $34 per share to $5.15 per share. The 2021 notes were issued at the closing of the exchange on October 23, 2017. The Company analyzed this exchange and concluded that the exchange represents an extinguishment of the 2018 notes and recorded a $0.8 million loss on extinguishment of debt during the last quarter of fiscal year 2017. In addition, unamortized debt issuance costs of $0.3 million and unamortized debt premium of $0.2 million were also written-off during the last quarter of fiscal year 2017.

The 2021 notes are the Company’s general, unsecured, senior obligations, except that they are subordinated in right of payment to the Facility Financing Obligation. The 2021 notes rank equally in right of payment with the Company’s other unsecured senior debt. The 2021 notes bear interest at the rate of 5.75% per year on the principal amount, payable semiannually in arrears in cash or, at the option of the Company if certain conditions are met, in shares of the Company’s common stock (the “Interest Shares”), on February 15 and August 15 of each year, beginning February 15, 2018, with interest accruing from August 15, 2017. To date, the interest on the Company’s 2021 notes have been paid in cash and not converted. The aggregate number of Interest Shares that the Company may issue may not exceed 13,648,300, unless the Company receives stockholder approval to issue Interest Shares in excess of such a number in accordance with the listing standards of the NASDAQ Global Market. Accrued interest related to these notes is recorded in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

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

The Company may elect at its option to cause all or any portion of the 2021 notes to be mandatorily converted in whole or part at any time prior to the close of business on the business day immediately preceding the maturity date, if the last reported sale price of its common stock exceeds 120% of the conversion price then in effect for at least 10 trading days in any 20 consecutive trading day period, ending within five business days prior to the date of the mandatory conversion notice. The redemption price is equal the sum of 100% of the principal amount of the 2021 notes to be redeemed, plus accrued and unpaid interest. Under the terms of the indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the indenture is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the term of the 2021 notes under existing commitments. Applying the Company’s sequencing policy, the Company performed an analysis at the time of the offering of the 2021 notes and each reporting date since and has concluded that the number of available authorized shares at the time of the offering and each reporting date since was sufficient to deliver the number of shares that could be required to be delivered during the term of the 2021 notes under existing commitments.

The 2021 notes provide that upon an acceleration of certain indebtedness, including the 2019 notes and the Tranche B notes issued to Deerfield pursuant to the Facility Agreement, the holders may elect to accelerate the Company’s repayment obligations under the notes if such acceleration is not cured, waived, rescinded or annulled.

As a result of the exchange of the 2021 notes during the last quarter of 2017, the Company recorded approximately $0.8 million in debt premium, which is recorded with the 2021 notes, in the accompanying condensed consolidated balance sheets. The premium is being accreted to interest expense using the effective interest method over the term of the 2021 notes.

Amortization of the premium and accretion of debt issuance costs related to the 2021 and 2018 notes for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Amortization of debt premium	$43	$59
Accretion expense - debt issuance cost	—	$66

Refer to Note 6 – Related Party Arrangements for information regarding the Note payable to related party.

8. Collaboration Arrangements

Receptor Collaboration and License Agreement — In 2016 the Company entered into a Collaboration and License Agreement (the “CLA”) with Receptor Life Sciences, Inc. (“Receptor”) pursuant to which Receptor obtained the option to acquire an exclusive license to develop, manufacture and commercialize certain products that use the Company’s technology to deliver the compounds via oral inhalation.

On December 30, 2016 Receptor exercised its option and paid the Company a $1.0 million nonrefundable option exercise and license fee. Under the CLA, the Company may receive the following additional payments:

•	Nonrefundable milestone payments upon the completion of certain technology transfer activities and the achievement of specified sales targets;

•	Royalties upon Receptor’s and its sublicensees’ sale of the product; and

•	Milestones upon total worldwide sales reaching certain agreed upon levels.

The $1.0 million license fee received in 2016 was recorded in deferred revenue from collaboration as of December 31, 2016 and is being recognized in net revenue — collaboration over four years, the estimated period over which the Company was required to satisfy the remaining performance obligations. The remaining performance obligations are to provide certain technology transfer activities and to maintain certain patents. Deferred payments from collaboration related to this contract was $0.7 million at March 31, 2018 of which $0.3 million was recorded in current liabilities.

The additional payments referred to above represent variable consideration for which the Company has not recognized any revenue because it is uncertain that Receptor will be able to successfully develop, manufacture or sell product related to this license. Therefore, the receipt of such payments is highly susceptible to factors outside of the Company’s influence, the uncertainty regarding the receipt of these payments is not expected to be resolved for years, and the Company has limited experience with similar contracts. There was no change to the accounting for this contract as a result of the initial application of the new revenue guidance. See Note 1 – Description of Business and Summary of Significant Accounting Policies for additional information on the Company’s revenue recognition accounting policy

In 2017, the Company entered into a Manufacturing and Supply Agreement with Receptor pursuant to which the Company will provide certain raw materials to Receptor and agreed to provide certain additional research and formulation consulting services to Receptor. For the three months ended March 31, 2018 and 2017 the additional research and formulation services provided to Receptor were de minimis.

Sanofi License Agreement and Sanofi Supply Agreement — In 2014 the Company entered into a license and collaboration and supply agreement with Sanofi, pursuant to which Sanofi was responsible for global commercial, regulatory and development activities for Afrezza. In 2016, the agreements were terminated and the Company assumed responsibility for the worldwide development and commercialization of Afrezza from Sanofi.

Also in 2016, the Company entered into a settlement agreement with Sanofi. The settlement was accounted for in 2016, except for a $30.6 million cash payment received under an insulin put option agreement which reduced the receivable from Sanofi in the first quarter of 2017.

9. Sale of Intellectual Property

On April 12, 2017 the Company entered into an agreement to sell certain oncology assets and patents to Fosun.  Fosun paid the Company a one-time nonrefundable payment of $0.6 million net of taxes in June 2017 and is required to pay royalties on net sales of products by Fosun and its affiliates and other consideration based on revenues from any licensees. The Company accounted for the transaction as a sale of assets. The Company recorded the $0.6 million in payments received in revenue – other during the second quarter of 2017 as the Company had performed substantially all of its obligations as of June 30, 2017. The royalties and other consideration referred to above represent variable consideration for which the Company has not recognized any revenue because it is uncertain whether and in what period Fosun will be able to sublicense this technology or have the ability to develop, manufacture or sell product utilizing this technology. Therefore receipt of such payments is highly susceptible to factors outside the Company’s influence, the uncertainty regarding the receipt of these payments is not expected to be resolved for years, and the Company has limited experience with similar contracts.

See Note 1 — Description of Business and Summary of Significant Accounting Policies for additional information on the Company’s revenue recognition policies.

10. Fair Value of Financial Instruments

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. The Company uses the exit price method for estimating the fair value of loans for disclosure purposes.

Cash Equivalents and restricted cash— Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash. As of March 31, 2018 and December 31, 2017, the Company held $23.4 million and $41.0 million, respectively, of cash equivalents. Restricted cash is held in an escrow account as well as used to collateralize a letter of credit. The Company held $0.5 million and $4.4 million in restricted cash as of March 31, 2018 and December 31, 2017, respectively. Both are comprised of money market funds. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

Note Payable to Related Party — As of December 31, 2017, prior to the adoption of ASC 2016-01, the fair value of the note payable to related party could not be reasonably estimated as the Company was not able to obtain a similar credit arrangement in the current economic environment. Therefore the fair value is based upon carrying value as of December 31, 2017. The fair value measurement of the note payable is sensitive to the change in interest rate. If the interest rate changes by approximately 1%, the fair value of the note payable would change by $1 million or 1.4%.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (in millions):

	As of March 31, 2018
	Carrying Amount	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
Senior convertible notes (2021 notes)	$24.4	$19.9	$19.9
Facility financing obligation	43.7	50.1	50.1
Note payable to related party	72.2	68.8	68.8
Milestone rights	8.9	17.8	17.8
Total financial liabilities	$149.2	$156.6	$156.6

	As of December 31, 2017
	Carrying Value	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
Senior convertible notes (2021 notes)	$24.4	$19.8	$19.8
Facility financing obligation	52.7	54.6	54.6
Milestone rights	8.9	19.1	19.1
Total financial liabilities	$86.0	$93.5	$93.5

Milestone Rights Liability — The fair value measurement of the milestone rights liability is sensitive to the discount rate and the timing and probability of making milestone payments. If the achievement of each of the milestones which require payments were to be six months later than in the current forecast, the fair value of the liability would decrease by 8%. If the probabilities of meeting the $50 to $200 million milestones were to decrease by 5% or 10%, the fair value of the liability would decrease by 13% and 25%, respectively. Over the long term, these inputs are interrelated because if the Company’s performance improves, the timing of meeting the milestones would likely be earlier, the probability of making payments on the milestones would likely be higher and the discount rate would likely decrease, all of which would increase the fair value of the liability. The inverse is also true.

Embedded Derivatives — The Company identified and evaluated a number of embedded features in the notes issued under the Facility Agreement to determine if they represented embedded derivatives that are required to be separated from the notes and accounted for as freestanding instruments. The Company analyzed the Tranche B notes and identified embedded derivatives, which required separate accounting. All of the embedded derivatives were determined to have a de minimis value at March 31, 2018 and December 31, 2017.

11. Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock-based compensation	$1,943	$1,267

During the three months ended March 31, 2018, the Company issued 57,400 restricted units to certain employees which vest over a four-year period. The grant date fair value of the restricted stock units was $158,424 with a weighted average grant date fair value per share of $2.76.

During the three months ended March 31, 2018, the Company granted certain employees stock options to purchase an aggregate of 456,720 shares of common stock at a weighted average exercise price of $2.76 per share. The options vest over a four year period. The grant date fair value of these awards is $1.0 million with a weighted average grant date fair value of $2.10 per share, as determined using a Black-Scholes option pricing model.

As of March 31, 2018, there were $2.8 million and $3.4 million of unrecognized compensation expense related to restricted stock units  and options, respectively, that vest over the vesting period.

During the three months ended March 31, 2018 and 2017, the Company recognized $1.0 million and $0.1 million of compensation costs related to the performance-based stock options, respectively. As of March 31, 2018, there was $2.4 million of unrecognized compensation costs related to stock options subject to performance conditions. The Company evaluates stock awards with performance conditions as the probability that the performance conditions will be met and uses that information to estimate the date at which those performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of March 31, 2018, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

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

On November 9, 2016, the supply agreement with Amphastar was amended to extend the term over which the Company is required to purchase insulin, without reducing the total amount of insulin to be purchased. Under the amendment, annual minimum quantities of insulin to be purchased for calendar years 2018 through 2023 total an aggregate purchase price of €90.3 million at March 31, 2018. The Insulin Supply Agreement specifies that Amphastar will be deemed to have satisfied its obligations with respect to quantity, if the actual quantity supplied is within plus or minus ten percent (+/- 10%) of the quantity set forth in the applicable purchase order. In addition, the aggregate cancellation fees that the Company would incur in the event that certain insulin quantities are not purchased were reduced from $5.3 million for the period October 1, 2016 through 2018 to $3.4 million over the same period. The annual purchase requirements under the contract are as follows:

2018	€8.9 million
2019	€11.6 million
2020	€15.5 million
2021	€15.5 million
2022	€19.4 million
2023	€19.4 million

The Company took delivery of the required amount of insulin under the contract in 2017 but was only obligated to pay for half prior to December 31, 2017. Accordingly, approximately $1.6 million was included in accounts payable at December 31, 2017 related to the 2017 purchase commitment, which was paid during the three months ended March 31, 2018.

Unless terminated earlier, the term of the Insulin Supply Agreement with Amphastar expires on December 31, 2023 and can be renewed for additional, successive two year terms upon 12 months’ written notice given prior to the end of the initial term or any additional two year term. The Company and Amphastar each have normal and customary termination rights, including termination for material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy or insolvency of the other party. In addition, the Company may terminate the Insulin Supply Agreement upon two years’ prior written notice to Amphastar without cause or upon 30 days’ prior written notice to Amphastar if a controlling regulatory authority withdraws approval for Afrezza, provided, however, in the event of a termination pursuant to either of the latter two scenarios, the provisions of the Insulin Supply Agreement require the Company to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination. On April 2, 2018, the Company entered into a foreign currency hedging transaction to mitigate its exposure to foreign currency exchange risks. The hedging transaction hedges against short-term currency fluctuations for the current year annual purchase requirement amount of €8.9 million and is renewable every 90 days.

At March 31, 2018, the Company has other firm commitments with suppliers for an aggregate of $0.3 million.

Vehicle Leases – The Company entered into a lease agreement with Enterprise for the lease of approximately 100 vehicles. The lease will require monthly payments of approximately $54,000 per month plus the cost of maintaining the vehicles. The leases will commence when the Company takes possession of the vehicles in May 2018. The leases expire 48 months after the delivery date.

On March 8, 2018 the Company entered into a standby letter of credit for a total of $0.5 million in connection with the Company’s sales force vehicle lease program. The letter of credit is collateralized by a restricted cash account in the amount of $0.5 million. There were no amounts drawn down on this letter of credit as of March 31, 2018.

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

Rental expense under all operating leases including office space and equipment was approximately $0.1 million for the three months ended March 31, 2018.

Future minimum lease payments are as follows:

2018	$522,000
2019	947,000
2020	976,000
2021	1,005,000
2022	1,035,000
Thereafter	88,000
$4,573,000

13. Income Taxes

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended. The adoption had no impact on its income tax expense upon adoption for the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities is based on the rates at which they are expected to reverse in the future. The impact of this Act was a decrease of deferred tax assets of approximately $301 million, offset by a decrease in valuation allowance of $301 million, resulting in no additional income tax expense or benefit. No provisional amount was recorded related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings.

14. Restructuring Charges

As of March 31, 2018 and December 31, 2017, the Company had a remaining restructuring liability of $0.4 million, respectively, which is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The Company expects to substantially pay out the remainder of this obligation by end of second quarter of 2018.

A reconciliation of beginning and ending liability balances for the restructuring charges is as follows (in thousands):

2015
Description	Restructuring
Accrual - January 1, 2018	$362
Costs paid or settled	—
Accrual - March 31, 2018	$362

15. Subsequent Events

On April 5, 2018, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional investors (the “Purchasers”). Pursuant to the terms of the Purchase Agreements, the Company sold to the Purchasers in a registered offering an aggregate of 14,000,000 shares of its common stock and warrants to purchase up to an aggregate of 14,000,000 shares of its common stock at a combined purchase price of $2.00 per share and accompanying warrant. The shares of the common stock and the warrants were immediately separable. The warrants will be exercisable at a price of $2.38 per share beginning six months following the date of issuance and will expire six months thereafter. The net proceeds to the Company from the offering were approximately $26.3 million. The offering closed on April 9, 2018.

On May 8, 2018, MannKind Corporation and Cipla Ltd. entered into an exclusive agreement for the marketing and distribution of Afrezza in India.  Under the terms of the agreement, Cipla will be responsible for obtaining regulatory approvals to distribute Afrezza in India and for all marketing and sales activities of Afrezza in India. MannKind is responsible for supplying Afrezza to Cipla. MannKind will receive a $2.2 million upfront payment from Cipla upon entering the agreement, with the potential to receive certain additional regulatory milestone payments, minimum purchase commitment revenue and royalties on Afrezza sales in India once cumulative gross sales have reached a specified threshold.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report that are not strictly historical in nature are “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A Risk Factors and elsewhere in this quarterly report on Form 10-Q. The preceding interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related notes for the year ended December 31, 2017 and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

OVERVIEW

We are a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for patients with diseases such as diabetes and pulmonary arterial hypertension. According to the Centers for Disease Control and Prevention, 30 million people in the United States had diabetes in 2015. Globally, the International Diabetes Federation has estimated that approximately 425 million people had diabetes in 2017 and approximately 629 million people will have diabetes by 2045. Our only approved product, Afrezza (insulin human) Inhalation Powder, is a rapid-acting inhaled insulin that was approved by the U.S. Food and Drug Administration (“FDA”) in June of 2014 to improve glycemic control in adult patients with diabetes. Afrezza became available by prescription in United States retail pharmacies in February 2015.

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

Our current strategy for future commercialization of Afrezza outside of the United States, subject to receipt of the necessary foreign regulatory approvals, is to seek and establish regional partnerships in foreign jurisdictions where there are commercial opportunities. In May 2017, we entered into a supply and distribution agreement with Biomm S.A. to pursue regulatory approval and commercialization of Afrezza in Brazil. In May 2018, we entered into a similar agreement with Cipla Ltd. to pursue regulatory approval and commercialization of Afrezza in India.

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

In addition, we plan to conduct other clinical studies of Afrezza, including dose optimization studies in type 1 and type 2 patients and a study of time that Afrezza patients remain within a desirable glycemic range as determined by continuous glucose monitoring.

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

As of March 31, 2018, we had an accumulated deficit of $2.9 billion and a stockholders’ deficit of $223.2 million. We had a net loss of $30.4 million for the three months ended March 31, 2018. We have funded our operations primarily through the sale of equity securities and convertible debt securities, borrowings under the Facility Agreement with Deerfield, borrowings under the Mann Group Loan Arrangement, receipt of upfront and milestone payments under the Sanofi License Agreement, and borrowings under senior secured promissory note and a guaranty and security agreement with an affiliate of Sanofi, which was terminated in 2016. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding, there is substantial doubt about our ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICES

Our critical accounting policies can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2017. Material changes were made to the accounting policies for revenue recognition due to the adoption of ASC Topic 606 Revenue from Contracts with Customers on January 1, 2018. See Note 1 – Description of Business and Significant Accounting Policies in the condensed consolidated financial statements included in Part I – Financial Statements (Unaudited) for descriptions of the new accounting policies and impact of adoption.

RESULTS OF OPERATIONS

Three months ended March 31, 2018 and 2017

Revenues

The following table provides a comparison of the revenue categories for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Revenues:
Net revenue - commercial product sales:
Gross revenue from product sales	$5,196	$1,642	$3,554	216%
Gross-to-Net Adjustments:
Wholesaler distribution fees and prompt pay discounts	(823)	(198)	(625)	(316%)
Patient discount and co-pay assistance programs	(181)	(124)	(57)	(46%)
Rebates and chargebacks	(666)	(124)	(542)	(437%)
Product returns	(124)	—	(124)	(100%)
Net revenue - commercial product sales	3,402	1,196	2,206	184%
Net revenue - collaboration	63	63	—	—%
Revenue - other	—	1,750	(1,750)	(100%)
Total revenues	$3,465	$3,009	$456	15%

Gross revenue from product sales results from sales of Afrezza. The increase in gross revenue from product sales of $3.6 million for the three months ended March 31, 2018 compared to the same quarter of the prior year is primarily due to an increase in cartridges sold as well as a price increase. In addition, we adopted ASC 606, the new revenue standard, on January 1, 2018 under which we now recognize revenue on a sell-to model rather than a sell-through model.  Accordingly, part of the increase is also related to revenue recognized upon sale to patients in 2017 while in 2018 we recognized revenue upon sales to wholesale distributors.   Total estimated gross-to-net adjustments of $1.8 million were approximately 35% of gross revenue from product sales for the three months ended March 31, 2018, an increase of approximately 7% of gross revenue from the prior year. This increase is due primarily to rebates related to increases in the wholesaler acquisition cost of Afrezza, and estimated product returns.  We were not required to reduce revenue in 2017 for product returns because at that time, we deferred recognition of revenue on Afrezza product delivered to wholesalers until the right of return no longer existed which occurred at the earlier of the time Afrezza was dispensed from pharmacies to patients or expiration of the right of return.

Net revenue from collaboration recognized in the three months ended March 31, 2018 relates to deferred revenue from Receptor, which is more fully described in Note 8 – Collaboration Arrangements of the Notes to the condensed consolidated financial statements included in Part I – Financial Statements (Unaudited).

Revenue – Other for the three months ended March 31, 2017 represents $1.7 million from sales of bulk insulin to a third party.

Expenses

Total expenses are primarily comprised of costs of goods sold, research and development expenses, selling expenses, general and administrative expenses, and loss on foreign currency. Each is described in more detail below:

Costs of Goods Sold

A significant component of our cost of goods sold is current period manufacturing costs in excess of costs capitalized into inventory (excess capacity costs).  These costs, in addition to the impact of the annual revaluation of inventory to standard cost (and the annual revaluation of deferred costs to standard costs in 2017), and write-offs of inventory (and write-offs of deferred costs in 2017) are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory cost.  Costs of goods sold also includes the standard cost of Afrezza sold during the period and related variances.

Research and Development Expenses

Our research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with research and development. Research and development expenses also include third-party clinical spending and clinical grants, manufacturing improvement and Technosphere development.

Selling Expenses

Selling expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with sales and marketing personnel, and the cost of advertising, promotions, trade shows, seminars and other programs.

General and Administrative Expenses

Our general and administrative expenses include payroll, employee benefits and stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, human resources and other administrative personnel, certain taxes, professional services, and legal and other administrative fees.

Loss on Foreign Currency

Under the Insulin Supply Agreement with Amphastar, payment obligations are denominated in Euros. We are required to record the foreign currency translation impact of the U.S. dollar to Euro exchange rate associated with the recognized loss on purchase commitments.

The following table provides a comparison of the expense categories for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Expenses:
Cost of goods sold	$4,008	$2,548	1,460	57%
Research and development	2,644	3,129	(485)	(16%)
Selling	10,978	8,518	2,460	29%
General and administrative	9,640	6,871	2,769	40%
Loss on foreign currency translation	2,984	1,545	1,439	93%
Total expenses	$30,254	$22,611	$7,643	34%

Cost of goods sold for the quarter ended March 31, 2018 increased $1.5 million or 57% compared to the same quarter in the prior year.  The increase is primarily as a result of higher Afrezza sales in the quarter ended March 31, 2108 compared to the same period in the prior year.  In addition, inventory write-offs were $0.6 million in the quarter ended March 31, 2018 compared to no inventory write-offs in the same period of the prior year. The standard cost of Afrezza sold during the period is substantially all conversion cost as we wrote off the cost of raw materials held in inventory at the end of 2015.

Research and development expenses for the quarter ended March 31, 2018 decreased $0.5 million or 16% compared to the same quarter in the prior year, primarily due to an approximately $1.1 million decrease in salary and salary-related expenses for personnel who were engaged in research and development activities in the first quarter of 2017 and have transitioned to Afrezza commercial support activities, such as pharmacovigilance to selling expenses in 2018. In addition, there was a $0.2 million decrease in research and development overhead due to increased manufacturing activity as a result of higher Afrezza sales in the quarter ended March 31, 2108 compared to the same quarter in the prior year. These decreases were off-set by increased outside contract research organization spending on clinical trials of $0.5 million.

Selling expenses for the quarter ended March 31, 2018 increased $2.5 million or 29% compared to the same quarter in the prior year, primarily due to an increase of $1.8 million in headcount-related expenses associated with a greater number of sales personnel employed in the quarter ended March 31, 2018 over the number employed in the quarter ended March 31, 2017, as we transitioned our sales force in-house and expanded our sales force, and an increase of $1.2 million related to personnel providing increased Afrezza commercial support. These increases were offset by a $0.5 million decrease in spending on a contract sales organization that ceased to provide services during the first quarter of 2017. In order to conform to the 2018 presentation above, we reclassified approximately $0.8 million of personnel costs related to Afrezza commercial support activities from general and administrative expenses to selling expenses, resulting in a change in selling expenses from $7.7 million, as previously reported in our Form 10-Q filed on May 10, 2017, to $8.5 million.

General and administrative expenses increased for the quarter ended March 31, 2018 by $2.8 million, or 40%, compared to the same quarter of the prior year, primarily due to an increase of $2.8 million in headcount-related expenses as a result of the addition of employees in our human resources, accounting, corporate communications, and office support departments. In addition, there were increases of $0.7 million in costs related to transitioning certain corporate support functions from Connecticut to our corporate headquarters in California and $0.1 million in additional computer equipment for the California location. These increases were offset by lower spending on consultants in accounting of $0.6 million due to the successful remediation of material weaknesses in 2017 and lower facility spending of $0.2 million due to the sale of our Valencia, California property in 2017.  In order to conform to the 2018 presentation above, we reclassified approximately $0.8 million of personnel costs related to Afrezza commercial support activities from general and administrative expenses to selling expenses, resulting in a change in general and administrative expenses from $7.6 million, as previously reported in our Form 10-Q filed on May 10, 2017, to $6.8 million.

Loss on foreign currency translation increased by $1.4 million for the three months ended March 31, 2018 compared to the same quarter in the prior year due to the unfavorable U.S. dollar to Euro exchange rates associated with the recognized commitment to purchase insulin from Amphastar.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Change in fair value of warrant liability	$—	$6,629	$(6,629)	(100%)
Interest income	106	55	51	93%
Interest expense on notes	(1,794)	(2,706)	912	(34%)
Interest expense on note payable to related party	(1,114)	(714)	(400)	56%
Loss on extinguishment of debt	(825)	—	(825)	100%
Other income (expense)	31	14	17	121%
Total other income (expense)	$(3,596)	$3,278	$(6,874)	(210%)

There was no warrant liability for the three months ended March 31, 2018. During the three months ended March 31, 2017, we recorded a $6.6 million change in the fair value of the warrant liability. On September 29, 2017, we and the four holders of all outstanding A Warrants and B Warrants entered into separate, privately-negotiated exchange agreements, pursuant to which we agreed to issue to such holders an aggregate of 1,292,510 shares of our common stock in exchange for such warrants. The warrant liability associated with the exchanged warrants was adjusted to fair value and reclassified into equity as of September 29, 2017.

The decrease of $1.0 million in the interest expense on notes for the three months ended March 31, 2018 compared to the same quarter in the prior year was primarily related to the principal reduction of debt.

The loss on extinguishment of debt of $0.8 million for the three months ended March 31, 2018 compared to the same quarter in the prior year was the result of the amendment and restatement of the Mann Group Loan Arrangement which was accounted for as an extinguishment.

The increase of $0.4 million in the interest expense on note payable to related party for the three months ended March 31, 2018 compared to the same quarter in the prior year was primarily due to increased principal resulting from additional borrowings and capitalization of interest since the second quarter of 2017.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations through the sale of equity securities and convertible debt securities, borrowings under the Mann Group Loan Arrangement, under which we can no longer borrow as we have used all amounts available for borrowing, borrowings under the Facility Agreement with Deerfield, receipt of upfront and milestone payments under the Sanofi License Agreement, and borrowings under a senior secured promissory note and a guaranty and security agreement with an affiliate of Sanofi, which terminated in 2016.

As of March 31, 2018, we had $140.2 million principal amount of outstanding debt, consisting of:

•	$23.7 million principal amount of 2021 notes bearing interest at 5.75% per annum and maturing on October 23, 2021, which are convertible;
•	The following amounts under the Facility Financing Obligation with Deerfield:
•

$35.0 million principal amount of 2019 notes bearing interest at 9.75% per annum. Interest is payable in cash quarterly in arrears on the last business day of March, June, September and December of each year.  $15.0 million will become due and payable on each of July 2018 and July 2019, and $5.0 million will become due and payable in December 2019;

•

$10.0 million principal amount of Tranche B notes bearing interest at 8.75% per annum. Interest is payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. The principal amount is due and payable as follows: $5.0 million in May 2019 and December 2019;

•

As of March 31, 2018, Deerfield may, subject to the terms of the Sixth Deerfield Amendment, convert principal amounts of the 2019 notes and Tranche B notes from time to time into an aggregate of up to 9,558,382 shares of the Company’s common stock (excluding the Exchange Shares). The conversion price will be the greater of (i) the average of the volume weighted average price per share of the Company’s common stock for the three trading day period immediately preceding the date of any election by Deerfield to convert principal amounts and (ii) $2.75 per share, subject to adjustment under certain circumstances described in the 2019 notes and Tranche B notes;

•

$71.5 million principal amount of indebtedness under the Mann Group Arrangement bearing interest at a fixed rate of 5.84% per annum compound quarterly beginning April 1, 2018 and maturing on July 1, 2021, all of which is convertible. Interest is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, except that the lender has agreed to defer interest payments until July 1, 2018 unless otherwise permitted under the subordination agreement with Deerfield, and such interest payments are subject to additional deferral beyond July 1, 2018 until our payment obligations to Deerfield have been satisfied in full.

We have entered into certain transactions related to these borrowings during 2017 and 2018 that are more fully described in Note 6 – Related Party Arrangements, Note 7 – Borrowings, Note 10 – Fair Value of Financial Instruments, and Note 12 – Commitments and Contingencies.

On October 10, 2017, we entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional investors and a charitable foundation (collectively, the “Purchasers”). Pursuant to the terms of the Purchase Agreements, we sold to the Purchasers in a registered offering an aggregate of 10,166,600 shares of our common stock at a purchase price of $6.00 per share. Included in this offering was 166,600 shares issued to The Kresa Family Foundation, of which Kent Kresa, the Chairman of our board of directors, is the President. The net proceeds from the offering were approximately $57.7 million, after deducting placement agent fees equal to 5.0% of the aggregate gross proceeds from the offering (except for the proceeds received from the sale of 166,600 shares issued to the charitable foundation) and offering expenses payable by us. The offering closed on October 13, 2017.

In November 2017, we sold an aggregate of 173,327 shares of our common stock for aggregate gross proceeds of approximately $0.6 million pursuant to our At Market Issuance Sales Agreement with B. Riley FBR, Inc. (f/k/a FBR Capital Markets & Co.), dated as of April 26, 2016 (the “FBR Agreement”). On February 27, 2018, we terminated the FBR Agreement and no further sales will be made under such agreement.

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

For the quarter ended March 31, 2018, we sold an aggregate of 225,088 shares of our common stock for aggregate gross proceeds of approximately $0.6 million pursuant to our Sales Agreement with Cantor Fitzgerald.

On April 5, 2018, we entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional investors (the “Purchasers”). Pursuant to the terms of the Purchase Agreements, we sold to the Purchasers in a registered offering an aggregate of 14,000,000 shares of our common stock and warrants to purchase up to an aggregate of 14,000,000 shares of our common stock at a combined purchase price of $2.00 per share and accompanying warrant. The warrants will be exercisable at a price of $2.38 per share beginning six months following the date of issuance and will expire six months thereafter. The net proceeds from the offering were approximately $26.3 million.  The offering closed on April 9, 2018.

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the 2021 notes, Facility Financing Obligation, or the Mann Group Loan Arrangement when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2021 notes, or certain Major Transactions as defined in the Facility Agreement with respect to the Facility Financing Obligation, the holders of the respective debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. The 2021 note and Facility Financing Obligation are partially convertible and the Mann Group Loan Arrangement is fully convertible at any time prior to maturity as further disclosed in Note 6 – Related Party Arrangements and Note 7 – Borrowings.

While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2021 notes and the Facility Financing Obligation or if we fail to repay or repurchase the 2021 notes, Facility Financing Obligation, or borrowings under The Mann Group Loan Arrangement, we will be in default under the applicable instrument for such indebtedness, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

In connection with the execution of the Facility Agreement, on July 1, 2013, we issued Milestone Rights to the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, including the achievement of specified net sales figures. In addition, the Facility Agreement includes customary representations, warranties and covenants, including, a restriction on the incurrence of additional indebtedness, and a financial covenant which requires our cash and cash equivalents on the last day of each fiscal quarter to not be less than $25.0 million, except for the months of August, September, October and December 2017. In these months the requirement was reduced to $10.0 million as of the last day of each month if certain conditions were met. We met the required conditions as of the last day of each of these periods. See Note 12 — Commitments and Contingencies and Note 7 — Borrowings for further information related to the Facility Agreement.

On July 31, 2014, we entered into the Insulin Supply Agreement, pursuant to which we agreed to purchase certain annual minimum quantities of insulin. See Note 12 — Commitments and Contingencies for further information related to the Insulin Supply Agreement.

These factors raise substantial doubt about our ability to continue as a going concern.  Our financial statements and related notes thereto included elsewhere in this Report, do not include adjustments that might result from any unfavorable outcome of this uncertainty.

During the three months ended March 31, 2018, we used $21.7 million of cash for our operating activities as a result of our net loss of $30.4 million, offset by a net decrease in operating assets and liabilities of $0.4 million and non-cash charges of $8.3 million. The decrease in operating assets and liabilities was primarily as a result of decreases in accounts receivable of $1.1 million and prepaid expenses and other assets of $0.7 million and increases in accrued expenses and other current liabilities of $2.7 million offset by a $1.8 million increase in inventory and decreases in accounts payable of $2.0 million, deferred payments from collaboration of $0.1 million, and recognized loss on purchase commitments of $0.1 million. The non-cash charges included $3.0 million from losses on foreign currency exchange, $1.9 million of stock-based compensation, $1.1 million of interest accrued through notes payable to related party, $0.8 million from loss on extinguishment of the notes payable to related party, $0.6 million in write-off of inventory, and $0.7 million of depreciation, amortization and accretion.

During the three months ended March 31, 2017, cash provided by operating activities was primarily as a result of $27.0 million in increases in operating assets and liabilities, offset by a $16.3 million net loss, adjusted further by non-cash charges of $2.2 million. The increase in operating assets and liabilities was primarily as a result of the receipt of $30.6 million from Sanofi pursuant to the insulin put option in January 2017 and increases in accrued expenses and other current liabilities of $1.1 million and decreases in prepaid expenses and other current assets of $0.9 million offset by decreases in accounts payable of $1.7 million, deferred revenue of $1.6 million, and recognized loss on purchase commitments of $0.5 million and increases in inventory of $1.4 million, deferred costs from commercial product sales of $0.2 million and accounts receivable of $0.1 million. The non-cash charges included $6.6 million from changes in the fair value of the warrant liability offset by a $1.5 million loss on foreign currency exchange, $1.3 million of stock-based compensation, $0.9 million of depreciation, amortization and accretion and $0.7 million interest accrued through notes payable to related party.

There was no cash provided from investing activities for the three months ended March 31, 2018 compared to cash provided by investing activities of $16.7 million for the three months ended March 31, 2017. The difference was primarily related to net proceeds of $16.7 million received during the three months ended March 31, 2017 for the sales of certain parcels of real estate owned by us in Valencia, California and certain related improvements, personal property, equipment, supplies and fixtures.

Cash provided from financing activities was $0.5 million for the three months ended March 31, 2018 compared to cash used in financing activities of $0.1 million for the three months ended March 31, 2017. The difference was related to $0.6 million of net proceeds from the sale of shares of our common stock pursuant to our Sales Agreement with Cantor Fitzgerald offset by $0.1 million for employment taxes related to vested restricted stock units. Cash used in financing activities of $0.1 million for the three months ended March 31, 2017 was primarily for employment taxes related to vested restricted stock units.

Future Liquidity Needs.

As of March 31, 2018, we had $27.3 million in cash and cash equivalents and restricted cash. Our cash position, together with our short-term debt obligations and anticipated operating expenses, raises substantial doubt about our ability to continue as a going concern. We expect to expend our capital resources for the manufacturing, sales and marketing of Afrezza and to develop our product candidates. We also intend to use our capital resources for general corporate purposes. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, support continued product growth and commercialization efforts, and to fund operations, generally. We will seek to raise additional funds through various potential sources, such as equity and debt financings, or through collaboration and licensing agreements.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

Contractual Obligations

As of March 31, 2018, there were no material changes outside of the ordinary course of business in our contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in the Annual Report, except for the following:

Facility Financing Obligation

On January 15, 2018, we entered into a Fifth Amendment (the “Fifth Deerfield Amendment”) with Deerfield to the facility Agreement, pursuant to which the parties deferred the payment date for the $4.4 million remaining October 2017 Tranche 4 Principal Payment from January 15, 2018 to January 19, 2018. Concurrent with this amendment we entered into a First Amendment to Escrow Agreement to extend the escrow period to January 19, 2018 to align with the amended payment date under the Fifth Deerfield Amendment.

On January 18, 2018, we entered into an Exchange and Sixth Amendment to Facility Agreement (the “Sixth Deerfield Amendment”) with Deerfield, pursuant to which, among other things, we agreed to issue to Deerfield an aggregate of 1,267,972 shares of its common stock, par value $0.01 per share (the “Exchange Shares”), in exchange for $3,157,251 of the 2019 Notes, an exchange rate of $2.49 per share. In addition, the parties deferred the payment date for the $1.3 million remaining principal amount of the 2019 Notes (the “Remaining Payment”) from January 19, 2018 to May 6, 2018.

We also amended the outstanding 2019 Notes and Tranche B notes to provide that Deerfield may, subject to the terms of the Sixth Deerfield Amendment, convert principal amounts of the 2019 notes and Tranche B notes from time to time into an aggregate of up to 10,000,000 shares of our common stock (excluding the Exchange Shares). The conversion price will be the greater of (i) the average of the volume weighted average price per share of our common stock for the three trading day period immediately preceding the date of any election by Deerfield to convert principal amounts of the 2019 notes and Tranche B notes and (ii) $2.75 per share, subject to adjustment under certain circumstances described in the 2019 notes and Tranche B notes. Any conversions of principal by Deerfield under the 2019 notes and Tranche B notes will be applied first to reduce the Remaining Payment, and thereafter to reduce other principal payments due under the 2019 notes and Tranche B notes.

In connection with the Sixth Deerfield Amendment, we also entered into a Second Amendment to Escrow Agreement, dated January 18, 2018, with Deerfield and US Bank, pursuant to which the parties extended the period of the escrow established thereunder to May 6, 2018, corresponding to the extended payment date under the Facility Agreement.

On March 12, 2018 we entered into an Exchange Agreement with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. pursuant to which we agreed to, among other things, exchange $5.0 million principal amount under the 8.75% Tranche B Notes for 1,838,236 shares of our common stock (the “March Exchange Shares”). The fair value of the March Exchange Shares was determined to be $2.72 per share representing the closing price of our common stock on March 9, 2018 per the NASDAQ Global Market. The principal amount being exchanged under the Tranche B Notes represents the principal amount that would have otherwise become due and payable in May 2018. The Escrow Agreement with Deerfield and US Bank, was terminated as the required payment was satisfied in full as of March 12, 2018.

Note Payable to Related Party

On March 11, 2018, we amended and restated the Mann Group Loan Arrangement with The Mann Group to, among other things, (i) reflect the current outstanding principal balance of the promissory note of $71.5 million, after giving effect to the partial cancelation of principal in exchange for shares of our common stock pursuant to a common stock purchase agreement dated March 11, 2018, (ii) extend the maturity date of the promissory note to July 1, 2021, (iii) permit accrued and unpaid interest to be paid-in-kind, and (iv) permit the principal and any accrued and unpaid interest under the Mann Group Loan Arrangement to be converted, at the option of The Mann Group, at any time on or prior to the close of business on the business day immediately preceding the stated maturity date, into shares of our common stock at a conversion rate of 250 shares per $1,000 of principal and/or accrued and unpaid interest, which is equal to a conversion price of $4.00 per share. The conversion rate will be subject to adjustment under certain circumstances described in the Mann Group Loan Arrangement.

Our contractual obligations are more fully described in Note 6 – Related Party Arrangements, Note 7 – Borrowings, Note 10 – Fair Value of Financial Instruments and Note 12 – Commitments and Contingencies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Due to the fixed interest rates of our debt, we currently do not have exposure to changes in our interest expense as a result of changes in interest rates. See Note 6 – Related Party Arrangements and Note 7 – Borrowings in the Notes to the condensed consolidated financial statements included in Part I – Financial Statements (Unaudited) for information about the principal amount of outstanding debt.

The interest rate on amounts borrowed under The Mann Group Loan Arrangement is fixed at 5.84%. As of March 31, 2018, we also have debt related to the 2021 notes at a fixed interest rate of 5.75%, debt related to the 2019 notes at a fixed interest rate of 9.75% and debt related to the Tranche B notes at a fixed interest rate of 8.75%.

Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments are entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America.

If a change in interest rates equal to 10% of the interest rates on March 31, 2018 were to have occurred, this change would not have had a material effect on the value of our short-term investment portfolio.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our supply agreement with Amphastar. Such obligations are denominated in Euros. At the end of each reporting period, the recognized loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. On April 2, 2018 we entered into a foreign currency hedging transaction to mitigate our exposure to foreign currency exchange risks. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on March 31, 2018 were to occur, this change would have resulted in a foreign currency impact to our pre-tax income (losses) of approximately $11.1 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, we have concluded, as of such date, that our disclosure controls and procedures were effective.

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

RISKS RELATED TO OUR BUSINESS

We will need to raise additional capital to fund our operations, and there is substantial doubt about our ability to continue as a going concern.*

This report includes disclosures stating that our existing cash resources and our accumulated stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities, including the commercialization of Afrezza and the development of our product candidates, and to avoid defaulting under the financial covenant in our Facility Agreement with Deerfield, which requires us to maintain at least $25.0 million in cash and cash equivalents as of the last day of each fiscal quarter.  It may be difficult for us to raise additional funds on favorable terms, or at all. As of March 31, 2018, we had cash and cash equivalents of $26.7 million and a stockholders’ deficit of $223.2 million. Our cash position, together with our short-term debt obligations and anticipated operating losses due to increased effort on commercialization and research and development projects raises substantial doubt about our ability to continue as a going concern. The extent of our additional funding requirements will depend on a number of factors, including:

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
•

our obligation to make milestone payments pursuant to a Milestone Rights Purchase Agreement (the “Milestone Agreement) with Deerfield and Horizon Santé FLML SÁRL (collectively, the “Milestone Purchasers”), which requires us to make contingent payments to the Milestone Purchasers, totaling up to $90.0 million, upon us achieving specified commercialization milestones (the “Milestone Rights”);

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

We cannot provide assurances that changed or unexpected circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. There can be no assurances that we will be able to raise additional capital in sufficient amounts or on favorable terms, or at all. If we are unable to raise adequate additional capital when required or in sufficient amounts or on terms acceptable to us, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses, sell assets (potentially at a loss), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue an acquisition of our company at a price that may result in up to a total loss on investment for our stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all of our assets. In addition, if we default under the Facility Agreement, Deerfield could foreclose on substantially all of our assets.

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

We have a history of operating losses, we expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

The Company is not currently profitable and has rarely generated positive net cash flow from operations. As of March 31, 2018, we had an accumulated deficit of $2.9 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill, inventory and property, plant and equipment, and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of Afrezza. In addition, under the amended Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin for calendar years 2018 through 2023 for an aggregate total remaining purchase price of €90.3 million at March 31, 2018. We may not have the necessary capital resources on hand in order to service this contractual commitment.

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

We have a substantial amount of debt, and we may be unable to make required payments of interest and principal as they become due.*

As of March 31, 2018, we had $140.2 million principal amount of outstanding debt, consisting of:

•

$23.7 million principal amount of senior convertible notes bearing interest at 5.75% per annum (the “2021 notes”), with interest payable in cash semiannually in arrears on February 15 and August 15 of each year, and maturing on October 23, 2021;

•

$35.0 million principal amount of notes issued pursuant to the Facility Agreement, bearing interest at 9.75% per annum (the “2019 notes”), which is payable in cash quarterly in arrears on the last business day of March, June, September and December of each year, and of which total principal amount of $15.0 million will become due and payable in each of July 2018 and July 2019, and $5.0 million will become due and payable in December 2019;

•

$10.0 million principal amount of notes issued pursuant to the Facility Agreement bearing interest at 8.75% per annum (the “Tranche B notes” and together with the 2019 notes, the “Facility Financing Obligation”), which is payable in cash quarterly in arrears on the last business day of March, June, September and December of each year, and of which total principal amount of $5.0 million will become due and payable in May 2019 and December 2019; and

•

$71.5 million principal amount of indebtedness under The Mann Group Loan Arrangement maturing on January 5, 2020, bearing interest at a fixed rate of 5.84% per annum compound quarterly payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, except that the lender has agreed to defer interest payments until July 1, 2018 unless otherwise permitted under the subordination agreement with Deerfield, and such interest payments are subject to additional deferral beyond July 1, 2018 until our payment obligations to Deerfield have been satisfied in full.

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

The agreements governing our indebtedness contain covenants that we may not be able to meet and place restrictions on our operating and financial flexibility.*

Our obligations under the Facility Agreement, including any indebtedness under the 2019 notes and the Tranche B notes, and the Milestone Agreement are secured by substantially all of our assets, including our intellectual property, accounts receivables, equipment, general intangibles, inventory (excluding the insulin inventory) and investment property, and all of the proceeds and products of the foregoing. Our obligations under the Facility Agreement and the Milestone Agreement are also secured by a certain mortgage on our facility in Danbury, Connecticut. The Facility Agreement includes customary representations, warranties and covenants by us, including restrictions on our ability to incur additional indebtedness, grant certain liens, engage in certain mergers and acquisitions, make certain distributions and make certain voluntary prepayments. Events of default under the Facility Agreement include: our failure to timely make payments due under the Facility Financing Obligation; inaccuracies in our representations and warranties to Deerfield; our failure to comply with any of our covenants under any of the Facility Agreement, Milestone Agreement or certain other related security agreements and documents entered into in connection with the Facility Agreement, subject to a cure period with respect to most covenants; our insolvency or the occurrence of certain bankruptcy-related events; certain judgments against us; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on our business; the acceleration of a specified amount of our indebtedness; our cash and cash equivalents falling below $25.0 million as of the last day of any fiscal quarter. There have been no events of default under the Facility Financing Obligation. If we fail to timely pay accrued interest under The Mann Group Loan Arrangement when required, we will be in default under The

Mann Group Loan Arrangement. If one or more events of default under the Facility Agreement occurs and continues beyond any applicable cure period, the holders of the Facility Financing Obligation may declare all or any portion of the Facility Financing Obligation to be immediately due and payable. The Milestone Agreement includes customary representations and warranties and covenants by us, including restrictions on transfers of intellectual property related to Afrezza. The milestones are subject to acceleration in the event we transfer our intellectual property related to Afrezza in violation of the terms of the Milestone Agreement.

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

The rapid rate of scientific discoveries and technological changes could result in Afrezza or one or more of our product candidates becoming obsolete or noncompetitive. Our competitors may develop or introduce new products that render our technology or Afrezza less competitive, uneconomical or obsolete. For example, in September 2017, Novo Nordisk announced that Fiasp®, a faster formulation of insulin aspart, was approved by the FDA. Our future success will depend not only on our ability to develop our product candidates but to improve them and keep pace with emerging industry developments. We cannot assure you that we will be able to do so.

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

If we or any future marketing partner fails to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected. *

As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations, including those pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. For example, we could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, among others:

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

Changes or modifications in financial accounting standards, including those related to revenue recognition, may harm our results of operations. *

From time to time, the Financial Accounting Standards Board (“FASB”), either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations or reported cash flows. In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard requires a company to recognize revenue to depict the transfer of goods or services when transferred to customers in the amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued additional ASUs which clarified certain aspects of the new guidance. We adopted the new standard for the year beginning January 1, 2018. We had the option to either apply the new standard retrospectively for all prior reporting periods presented (full retrospective) or retrospectively with the cumulative effect of initially applying the new standard recognized at the date of initial application (modified retrospective). We have elected to apply the new standard using the modified retrospective approach with the cumulative effect of initial application recognized as of January 1, 2018. Based on the impact of adopting the new standard, the cumulative effect adjustment was approximately a $1.9 million decrease to the opening balance of accumulated deficit. Any difficulties in implementing this standard, or in adopting or implementing any other new accounting standard, and to update or modify our internal controls as needed on a timely basis, could result in our failure to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Finally, if we were to change our critical accounting estimates, including those related to the recognition of collaboration revenue and other revenue sources, our operating results could be significantly affected.

Our ability to use net operating losses to offset future taxable income may be subject to limitations. *

As of December 31, 2017, we had federal and state net operating loss carryforwards of $2.0 billion and $2.2 billion. The federal and state net operating loss carryforwards began to expire in the prior year. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of our initial public offering, an ownership change within the meaning of Section 382 occurred in August 2004. As a result, federal net operating loss and credit carry forwards of approximately $216.0 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year can be utilized in future years in addition to the Section 382 limitation for those years. The federal net operating losses generated subsequent to our initial public offering in August 2004 are currently not subject to any such limitation as there have been no ownership changes since August 2004 within the meaning of Section 382 of the Code. We may however experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for: issuance upon the exercise of stock options, and the vesting of restricted stock unit awards; the purchase of shares of common stock under our employee stock purchase program; and the issuance of shares upon exchange or conversion of the 2021 notes or any other convertible debt we may issue. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance or sale of substantial amounts of common stock, or the perception that such issuances or sales may occur, could adversely affect the market price of our common stock and other securities.

Our stock price is volatile and may affect the market price of our common stock and other securities.*

Between January 1, 2014 and March 31, 2018, our closing stock price as reported on The NASDAQ Global Market has ranged from $0.71 to $54.80, adjusted for the reverse stock split that occurred during this period. The trading price of our common stock is likely to continue to be volatile. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue.

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

Our common stock is currently listed on The NASDAQ Global Market, which has qualitative and quantitative listing criteria. If we are unable to meet any of the NASDAQ listing requirements in the future, such as the corporate governance requirements, the minimum closing bid price requirement, or the minimum market value of listed securities requirement, NASDAQ could determine to delist our common stock. A delisting of our common stock could adversely affect the market liquidity of our common stock, decrease the market price of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and result in the loss of confidence in our company. In 2016, we received a notice of non-compliance from the Listing Qualifications Department of the NASDAQ Stock Market with respect to the $1.00 minimum closing bid price requirement. Although we regained compliance with the minimum closing bid price requirement after effecting a reverse stock split in March 2017 there can be no assurance that we will be able to meet the minimum closing bid price requirement or other listing requirements in the future.

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

The future sale of our common stock or the exchange or conversion of our convertible debt into, or exercise of our outstanding warrants for, common stock could negatively affect the market price of our common stock and other securities.*

As of April 24, 2018, we had 140,025,397 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise the issuance of additional shares of our common stock upon the exchange or conversion of some or all of our 2021 notes, Facility Financing Obligation, or the Mann Group Loan Arrangement, or upon issuance of our outstanding warrants, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

3.4	Amended and Restated Bylaws (incorporated by reference to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on November 19, 2007).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

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

4.13

Fifth Amendment to Facility Agreement, dated January 15, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P., and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on January 18, 2018.

4.14

Sixth Amendment to Facility Agreement, dated January 18, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P., and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on January 18, 2018.

4.15

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

4.18

Amended and Restated Promissory Note made by MannKind in favor of The Mann Group LLC, dated March 11, 2018 (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on March 12, 2018).

4.19

Form of Common Stock Purchase Warrant issued April 9, 2018 (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on April 6, 2018).

10.1

Fifth Amendment to Facility Agreement, dated January 15, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on January 18, 2018).

10.2

Sixth Amendment to Facility Agreement, dated January 18, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on January 18, 2018).

10.3

Exchange Agreement, dated March 12, 2018, by and among MannKind Corporation, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on March 12, 2018).

10.4

Form of Securities Purchase Agreement, dated April 5, 2018 (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on April 6, 2018).

10.5

Engagement Letter, dated October 10, 2017, by and between MannKind and H.C. Wainwright & Co. LLC (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 11, 2017).

10.6*

Offer Letter dated February 2, 2018 by and between MannKind and David Kendall (incorporated by reference to Exhibit 10.6 to MannKind’s Annual Report on 10-K (File No. 000-50865), field with the SEC on February 27, 2018.

10.7

Controlled Equity Offering OfferingSM Sales Agreement, by and between MannKind and Cantor Fitzgerald & Co., dated February 27, 2018 (incorporated by reference to Exhibit 10.47 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 27, 2018).

10.8**	Third Amendment to Supply Agreement, dated April 11, 2018, by and between MannKind and Amphastar Pharmaceuticals, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description of Document
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Dated: May 9, 2018	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ STEVEN B. BINDER
Steven B. Binder
Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)