Form 10-Q
period 2018-06-30
MANNKIND CORP
filed 2018-08-02
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 17, 2018, there were 152,988,367 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2018

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	As of June 30, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$26,178	$43,946
Restricted cash	527	4,409
Accounts receivable, net	2,848	2,789
Inventory	3,676	2,657
Deferred costs from commercial product sales	—	405
Prepaid expenses and other current assets	2,570	3,010
Total current assets	35,799	57,216
Property and equipment, net	26,036	26,922
Other assets	320	437
Total assets	$62,155	$84,575

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$9,237	$6,984
Accrued expenses and other current liabilities	14,075	12,449
Facility financing obligation	38,002	52,745
Deferred revenue, net	—	3,038
Deferred payments from collaboration - current	396	250
Recognized loss on purchase commitments - current	13,191	12,131
Total current liabilities	74,901	87,597
Note payable to related party	72,196	79,666
Accrued interest - note payable to related party	4,566	2,347
Senior convertible notes	19,161	24,411
Recognized loss on purchase commitments - long term	88,346	97,585
Deferred payments from collaboration - long term	2,403	500
Milestone rights liability	7,201	7,201
Total liabilities	268,774	299,307
Commitments and contingencies (Note 12)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value - 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value - 280,000,000 shares authorized, 145,619,293 and 119,053,414 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,456	1,192
Additional paid-in capital	2,698,028	2,638,992
Accumulated other comprehensive loss	(18)	(18)
Accumulated deficit	(2,906,085)	(2,854,898)
Total stockholders' deficit	(206,619)	(214,732)
Total liabilities and stockholders' deficit	$62,155	$84,575

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Net revenue - commercial product sales	$3,753	$1,548	$7,155	$2,745
Net revenue - collaboration	87	63	150	125
Revenue - other	53	552	53	2,302
Total revenues	3,893	2,163	7,358	5,172
Expenses:
Cost of goods sold	5,095	5,086	9,103	7,635
Research and development	2,967	3,123	5,611	6,251
Selling, general and administrative	21,731	18,566	42,349	33,956
Property and equipment impairment	—	111	—	111
(Gain) Loss on foreign currency translation	(5,363)	6,848	(2,379)	8,392
Total expenses	24,430	33,734	54,684	56,345
Loss from operations	(20,537)	(31,571)	(47,326)	(51,173)
Other (expense) income:
Change in fair value of warrant liability	—	147	—	6,776
Interest income	55	58	161	114
Interest expense on notes	(1,709)	(2,422)	(3,503)	(5,128)
Interest expense on note payable to related party	(1,046)	(721)	(2,160)	(1,435)
Gain (Loss) on extinguishment of debt	772	(830)	(53)	(830)
Other income	30	—	61	13
Total other (expense)	(1,898)	(3,768)	(5,494)	(490)
Loss before provision for income taxes	(22,435)	(35,339)	(52,820)	(51,663)
Income tax expense	(240)	—	(240)	—
Net loss	$(22,675)	$(35,339)	$(53,060)	$(51,663)
Net loss per share - basic and diluted	$(0.16)	$(0.35)	$(0.41)	$(0.53)
Shares used to compute basic and diluted net loss per share	140,054	99,864	130,535	97,816

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(22,675)	$(35,339)	$(53,060)	$(51,663)
Other comprehensive income:
Cumulative translation (loss) gain	(3)	3	—	3
Comprehensive loss	$(22,678)	$(35,336)	$(53,060)	$(51,660)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,060)	$(51,663)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	1,459	1,787
Stock-based compensation expense	4,152	2,516
Loss on extinguishment of debt, net	53	830
Loss on sale, abandonment/disposal or impairment of property and equipment	—	87
(Gain) Loss on foreign currency translation	(2,379)	8,392
Interest on note payable to related party	2,219	1,435
Change in fair value of warrant liability	—	(6,776)
Write-off of inventory	779	1,460
Other, net	106	3
Changes in operating assets and liabilities:
Accounts receivable, net	(170)	(1,010)
Receivable from Sanofi	—	30,557
Inventory	(1,798)	(2,301)
Deferred costs from commercial product sales	—	(191)
Prepaid expenses and other current assets	440	1,800
Other assets	79	125
Accounts payable	2,253	3,357
Accrued expenses and other current liabilities	818	(483)
Deferred revenue	—	(827)
Deferred payments from collaboration	2,049	(125)
Recognized loss on purchase commitments	(5,800)	(500)
Net cash used in operating activities	(48,800)	(11,527)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of asset held for sale	—	16,651
Proceeds from sale of property and equipment	—	24
Net cash provided by investing activities	—	16,675
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from direct placement of common stock	28,000	—
Issuance cost associated with direct placement	(1,610)	—
Principal payments on facility financing obligation	—	(4,000)
Borrowings on note payable to related party	—	19,429
Payment of employment taxes related to vested restricted stock units	(184)	(88)
Proceeds from issuance of common stock pursuant to at-the-market issuance	634	—
Issuance cost of at-the-market transactions	(25)	—
Proceeds from executive stock purchase plan	335	—
Net cash provided by financing activities	27,150	15,341
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(21,650)	20,489
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	48,355	22,895
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$26,705	$43,384
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash, net of amounts capitalized	$1,860	$4,141
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payment of note obligations through common stock issuance, net of issuance costs	$20,405	$11,000
Payment of note payable to related party through common stock issuance	$8,160	$—
Capitalization of interest on note payable to related party	$—	$10,716
Accrued but unpaid debt issuance costs	$156	$—

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2018 may not be indicative of the results that may be expected for the full year.

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

Business — MannKind is a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for diseases such as diabetes and pulmonary arterial hypertension. The Company’s only approved product, Afrezza (insulin human) Inhalation Powder, is a rapid-acting inhaled insulin that was approved by the U.S. Food and Drug Administration (the “FDA”) in June 2014 to improve glycemic control in adults with diabetes. Afrezza became available by prescription in U.S. retail pharmacies in February 2015.  Currently, the Company promotes Afrezza to endocrinologists and certain high-prescribing primary care physicians in the United States through its own specialty sales force. Outside of the United States, subject to receipt of the necessary foreign regulatory approvals, the Company is seeking to establish regional partnerships for the commercialization of Afrezza in foreign jurisdictions where there are commercial opportunities.

Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is not currently profitable and has rarely generated positive net cash flow from operations. As of June 30, 2018, the Company had an accumulated deficit of $2.9 billion.

At June 30, 2018, the Company’s capital resources consisted of cash and cash equivalents of $26.2 million. The Company expects to continue to incur significant expenditures to support commercial manufacturing, sales and marketing of Afrezza and the development of product candidates in the Company’s pipeline. The facility agreement (the “Facility Agreement”) with Deerfield Private Design Fund II, L.P. (“Deerfield Private Design Fund”) and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) that resulted in the issuance of 9.75% Senior Convertible Notes due 2019 (“2019 notes”) and the First Amendment to Facility Agreement and Registration Rights Agreement (the “First Amendment”) that resulted in the issuance of an additional tranche of 8.75% Senior Convertible Notes due 2019 (“Tranche B notes”) (see Note 7 — Borrowings) requires the Company to maintain at least $20.0 million in cash and cash equivalents as of the end of each fiscal quarter through December 31, 2018 and $25.0 million for fiscal quarters thereafter.

As of June 30, 2018, the Company had $129.2 million principal amount of outstanding borrowings. The Company entered into certain transactions related to these borrowings during 2017 and 2018 that are more fully described in Note 6 — Related-Party Arrangements, Note 7 – Borrowings and Note 15 – Subsequent Events.

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

Reverse Stock-Split - On March 1, 2017, following stockholder approval, the Company’s board of directors approved a 1-for-5 reverse stock split of the Company’s outstanding common stock. On March 1, 2017, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to effect the 1-for-5 reverse stock split of the Company’s outstanding common stock (the “Reverse Stock Split”) . The Company’s common stock began trading on the Nasdaq Global Market on a split-adjusted basis when the market opened on March 3, 2017.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of June 30, 2018 and, therefore, the transaction price was not reduced further during the six months ended June 30, 2018. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net revenue – commercial product sales and earnings in the period such variances become known.

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

As of December 31, 2017, prior to the adoption of Topic 606, the ending balance for net deferred revenue, was $3.0 million, on the Company’s condensed consolidated balance sheets which is presented net of $1.5 million in gross-to-net revenue adjustments. On January 1, 2018, deferred revenue was adjusted to zero as a result of the adoption of Topic 606 as disclosed below. For the three and six months ended June 30, 2018, shipments to three wholesale distributors represented 89% and 88%, respectively, compared with 93% and 93% respectively, for the same periods in 2017.

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

Revenue Recognition — Revenue —  Other — Revenue-other consists of revenue from revenue from research and development work on behalf of a third party as well as bulk insulin sales.   For the three and six months ended June 30, 2017, revenue – other consists of $0.6 million and $2.3 million, respectively, of revenue from bulk insulin sales and sale of intellectual property to Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun”) which is more fully described in Note 8 – Sale of Intellectual Property.

Cost of Goods Sold — A significant component of cost of goods sold is current period manufacturing costs in excess of costs capitalized into inventory (excess capacity costs).  These costs, in addition to the impact of the annual revaluation of inventory to standard costs (and the annual revaluation of deferred costs of commercial sales to standard costs in 2017), and write-offs of inventory (and write-offs of deferred costs of commercial sales in 2017) are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. Cost of goods sold also includes the standard cost related to Afrezza sold during the period and related variances and realized currency gain or loss in connection with the Amphastar insulin contract. The cost of goods sold also excludes the write off of cost of insulin held in inventory at the end of 2015.

Restricted Cash – The Company records restricted cash when cash and cash equivalents are restricted as to withdrawal or usage. As of June 30, 2018 and December 31, 2017, there was restricted cash held in an escrow account used as collateral for a letter of credit.

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

Inventories — Inventories are stated at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method. The Company capitalizes inventory costs associated with the Company’s products based on management’s judgment that future economic benefits are expected to be realized; otherwise, such costs are expensed as incurred as cost of goods sold. The Company periodically analyzes its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value and writes down such inventories, as appropriate. In addition, the Company’s products are subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or may become obsolete or are forecasted to become obsolete due to expiration, the Company will record a charge to write down such unmarketable inventory to its estimated net realizable value. The cost of goods sold also excludes the write off of insulin held in inventory at the end of 2015.

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

The liability balance of the recognized loss on purchase commitments is $101.5 million as of June 30, 2018.   No new contracts were identified in 2018 or 2017 that required a new loss on purchase commitment accrual.

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

The computation of basic and diluted net loss per share for the six months ended June 30, 2018 and 2017 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	June 30, 2018
	2018	2017
Vesting of restricted stock units	1,219,419	1,193,100
Employee stock purchase plan	248,067	—
Exercise of common stock options	11,368,356	7,972,175
Conversion of convertible notes into common stock	14,154,500	814,561
Conversion of convertible related party notes into common stock	21,909,541	—
Exercise of common stock warrants	31,856	9,740,597
Exercise of warrants associated with direct placement	14,000,000	—
	62,931,739	19,720,433

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
(4)	To eliminate deferred revenue previously required by the sell-through method
(5)	To record the net impact of (1)-(4) in opening accumulated deficit

In accordance with the new revenue guidance, the disclosure of the impact of adoption on the condensed consolidated balance sheet and the condensed consolidated statement of operations and cash flows was as follows (in thousands):

Condensed Consolidated Balance Sheet
	For the six months ended June 30, 2018
	As Reported	Adjustments	Balances without adoption of Topic 606
Assets
Accounts receivable, net	$2,848	$300	$3,148
Deferred costs from commercial product sales	—	406	406

Liabilities
Accrued expenses and other current liabilities	$14,075	$(479)	$13,596
Deferred revenue, net	—	2,690	2,690

Equity
Accumulated deficit	$(2,906,085)	$(1,506)	$(2,907,591)

Condensed Consolidated Statement of Operations
	For the six months ended June 30, 2018
	As Reported	Adjustments	Balances without adoption of Topic 606
Revenue
Net revenue - commercial product sales	$7,155	$201	$7,356

Expenses
Cost of goods sold	$9,103	$(1)	$9,102
Net loss	(53,060)	202	(52,858)

Change in Estimate – In the second quarter of 2018, the Company obtained new and more comprehensive prescription data from a third party. This data indicated that the net revenue amount was less than previously estimated in the first quarter 2018. Because the new data was more comprehensive than the data that was previously available to the Company, the Company adjusted the net revenue balance to match the new estimate. The net effect of this change was a reduction to net revenue of $0.4 million for the period ended March 31, 2018.

	For the three months ended June 30, 2018
	As Reported	Adjustments	Balances without adoption of Topic 606
Revenue
Net revenue - commercial product sales	$3,753	$(388)	$3,365

Expenses
Cost of goods sold	$5,095	$(45)	$5,050
Net loss	(22,675)	(178)	(22,853)

	For the six months ended June 30, 2018
	As Reported	Adjustments	Balances without adoption of Topic 606
Cash Flows from Operating Activities
Net loss	$(53,060)	$202	$(52,858)
Change in:
Accounts receivable, net	(170)	(188)	(358)
Deferred costs from commercial product sales	—	(1)	(1)
Accrued expenses and other current liabilities	818	170	988
Deferred revenue, net	—	(348)	(348)
Cash (used in) provided by operating activities	(48,800)	(165)	(48,965)

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

2. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Accounts receivable, gross	$3,617	$2,842
Wholesaler distribution fees and prompt pay discounts	(664)	(53)
Reserve for returns	(105)	—
Accounts receivable, net	$2,848	$2,789

As of December 31, 2017 the Company did not have a return reserve as the Company was on the sell-through method (as described in Note 1 – Description of Business and Significant Accounting Policies).

As of June 30, 2018 and December 31, 2017, the allowance for doubtful accounts was de minimis. As of June 30, 2018 and December 31, 2017, the Company had three wholesale distributors representing approximately 92% and 93% of gross accounts receivable, respectively.

3. Inventories

Inventories consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$1,111	$572
Work-in-process	1,502	1,273
Finished goods	1,063	812
Total inventory	$3,676	$2,657

Work-in-process and finished goods as of June 30, 2018 and December 31, 2017 include conversion costs but not all material costs because the materials used in its production were previously written off.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand at June 30, 2018. For the three and six months ended June 30, 2018 the Company recorded a $0.2 million and $0.8 million charge, respectively, to write-off inventory that may expire prior to sale which was recorded as cost of goods sold. During the three and six months ended June 30, 2017, the Company recorded a write-down of inventory of approximately $1.5 million for inventory that was forecasted to become obsolete due to expiration which is recorded in costs of goods sold in the accompanying condensed consolidated statements of operations.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Useful Life (Years)	June 30, 2018	December 31, 2017
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	34,957	34,957
Machinery and equipment	3-15	62,681	62,681
Furniture, fixtures and office equipment	5-10	3,106	3,556
Computer equipment and software	3	8,416	8,416
		127,424	127,874
Less accumulated depreciation		(101,388)	(100,952)
Total property and equipment, net		$26,036	$26,922

Depreciation expense related to property and equipment for the three and six months ended June 30, 2018 and 2017 was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation Expense	$445	$450	$886	$896

During the six months ended June 30, 2018, the Company disposed of $0.5 million of certain fully depreciated furniture, fixtures and office equipment which were no longer in service. Therefore, the cost and associated accumulated depreciation for these items were removed from the balance sheet.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	June 30, 2018	December 31, 2017
Salary and related expenses	$6,951	$7,260
Current portion of milestone rights liability	1,643	1,643
Professional fees	887	1,007
Discounts and allowances for commercial product sales	1,286	873
Sales and marketing services	125	147
Restructuring	—	362
Accrued interest	1,501	567
External Clinical Trial	610	—
Other	1,072	590
Accrued expenses and other current liabilities	$14,075	$12,449

Accrued salary and related expenses includes $1.0 million in selling, general and administrative costs related to transitioning certain corporate support functions from Connecticut to the corporate headquarters in California.

6. Related Party Arrangements

Related party debt consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Principal amount	$71,506	$79,666
Unamortized premium	758	—
Unaccreted debt issuance costs	(68)	—
Net carrying amount	$72,196	$79,666

In October 2007, the Company entered into a loan arrangement (the “Mann Group Loan Arrangement”) with The Mann Group LLC (the “The Mann Group”), which has been amended from time to time. At that time, Alfred Mann, the Company’s then Chairman and Chief Executive Officer, was the managing member of The Mann Group LLC. On October 31, 2013, the promissory note underlying the Mann Group Loan Arrangement, described in the Company’s condensed consolidated balance sheets as Note Payable to Related Party, was amended to, among other things, extend the maturity date of the loan to January 5, 2020, extend the date through which the Company can borrow under the Mann Group Loan Arrangement to December 31, 2019, increase the aggregate borrowing amount under the Mann Group Loan Arrangement from $350.0 million to $370.0 million and provide that repayments or cancellations of principal under the Mann Group Loan Arrangement will not be available for reborrowing. At various times over the years that the Mann Group Loan Arrangement has been outstanding, the Company and The Mann Group have agreed to exchange portions of the outstanding principal for shares of the Company’s common stock.

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

On March 11, 2018, the Company amended and restated the Mann Group Loan Arrangement with The Mann Group to, among other things, (i) reflect the current outstanding principal balance of the existing loan of $71.5 million, after giving effect to the partial cancellation of principal in exchange for shares of the Company’s common stock described below; (ii) extend the maturity date of the loan to July 1, 2021; (iii) for periods beginning after April 1, 2018 require interest to compound quarterly; and (iv) permit the principal and any accrued and unpaid interest under the Mann Group Loan Arrangement to be converted, at the option of The Mann Group, at any time on or prior to close of business on the business day immediately preceding the stated maturity date, into shares of the Company’s common stock. The conversion rate of 250 shares per $1,000 principal amount of the Note, which is equal to $4.00 per share subject to adjustment under certain circumstances as described in the Mann Group Loan Arrangement.

The Company analyzed this amendment and concluded that the transaction represented an extinguishment of the related party note and recorded a $0.8 million loss on extinguishment of debt. As a result of the extinguishment the Company recorded a debt premium of $0.8 million and debt issuance costs of $0.1 million during the six months ended June 30, 2018.

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

As of June 30, 2018 and December 31, 2017, the Company had accrued unpaid interest related to the above note of $4.6 million and $2.3 million, respectively. As of June 30, 2018 and December 31, 2017 there were no additional amounts available for future borrowings. Interest expense (excluding the amortization of debt premium and debt issuance costs) for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense on note payable to related party	$1,040	$721	$2,160	$1,435

Amortization of the premium and accretion of debt issuance costs related to the related party notes for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization of debt premium	$57	$61	$67	$120
Accretion expense - debt issuance cost	$6	$6	$8	$8

In May 2015, the Company entered into a sublease agreement with the Alfred Mann Foundation for Scientific Research (the “Mann Foundation”), a California not-for-profit corporation. The lease was for approximately 12,500 square feet of office space in Valencia, California, which expired in April 2017 and was  renewed on a month-to-month basis at a rate of $20,000 per month until August 31, 2017 at which time the Company moved into its new corporate headquarters in Westlake Village, California (see Note 12 — Commitments and Contingencies). Lease Payments to the Mann Foundation for the three and six months ended June 30, 2017 were $60,000 and $122,000, respectively.

The Company has entered into indemnification agreements with each of its directors and executive officers, in addition to the indemnification provided for in its amended and restated certificate of incorporation and amended and restated bylaws (see Note 12 —Commitments and Contingencies).

On October 10, 2017, the Company entered into securities purchase agreements with certain institutional investors and a charitable foundation. Included in this offering were 166,600 shares at a purchase price of $6.00 per share issued to the Kresa Family Foundation, of which Kent Kresa, the Company’s Chairman of the Board, is the President.

7. Borrowings

Borrowings consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Facility Financing Obligation (2019 Notes and Tranche B notes)
Principal amount	$39,000	$54,407
Unamortized debt issuance costs and debt discount	(998)	(1,662)
Net carrying amount	$38,002	$52,745
Senior Convertible Notes (2021 Notes)
Principal amount	$18,690	$23,690
Unamortized premium	471	721
Net carrying amount	$19,161	$24,411
Note payable to related party - net carrying amount	$72,196	$79,666

Total debt - net carrying amount	$129,359	$156,822

In addition to the Mann Group Loan Arrangement described in Note 6, as of June 30, 2018, the Company outstanding borrowings consisted of has $18.7 million principal amount of the Senior Convertible Notes due 2021 bearing interest at 5.75% per annum and maturing on October 23, 2021, as well as $39.0 million principal amount of the Facility Financing Obligation, which is comprised of the following:

•

$32.0 million principal amount of 2019 notes bearing interest at 9.75% per annum. Interest is payable in cash quarterly in arrears in the last business day of March, June, September and December of each year. As of June 30, 2018, the principal amount due and payable was as follows: $12.0 million in July 2018 (see Note 15, Subsequent Event), $15 million in July 2019, and $5.0 million in December 2019 (see Note 15 Subsequent Event); and

•

$7.0 million principal amount of Tranche B notes bearing interest at 8.75% per annum. Interest is payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. As of June 30, 2018, the principal amount due and payable was as follows: $5.0 million in May 2019 and $2.0 million in December 2019 (see Note 15, Subsequent Event).

These borrowings are further described below:

Facility Financing Obligation (2019 Notes and Tranche B notes) – The Facility Financing Obligation was initially entered into in 2013 between the Company and Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) through the issuance of multiple tranches of notes that provided for aggregate borrowings of $120.0 million in 2019 notes and $20.0 million in Tranche B notes. As individual tranches have neared their maturity dates, the Company has repaid such tranches in whole or in part or agreed with Deerfield to exchange all or a portion of the outstanding principal for shares of the Company’s common stock as described more fully below.

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

The Company determined that the Fifth and Sixth Deerfield Amendments did not include any concessions and that the change of the conversion option was not substantive and therefore it was not considered to be a troubled debt restructuring. Accordingly, the Company accounted for the transaction as a modification.

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

On March 12, 2018 the Company entered into an Exchange Agreement with Deerfield pursuant to which the Company agreed to, among other things, exchange $5.0 million of principal amount of the Tranche B notes for 1,838,236 shares of the Company’s common stock (the “March Exchange Shares”). The fair value of the March Exchange Shares was determined to be $2.72 per share representing the closing price of the Company’s common stock on March 9, 2018 per the Nasdaq Global Market. The principal amount being exchanged under the Tranche B notes represents the principal amount that would have otherwise become due and payable in May 2018.

On June 8, 2018, the Company entered into an Exchange and Seventh Amendment to Facility Agreement (the “Seventh Deerfield Amendment”) with Deerfield, pursuant to which, among other things, (i) the Company issued to Deerfield 3,061,224 shares of the Company’s common stock (the “June Exchange Shares”) in exchange for the cancellation of (a) $3.0 million of $5.0 million principal amount of 2019 notes that was due and payable on July 1, 2018 and (b) $3.0 million of $5 million principal amount of Tranche B notes that was due and payable on December 31, 2019, (ii) the Company’s obligation under the Facility Agreement to maintain at least $25.0 million in cash as of the end of each quarter was reduced to $20 million through December 31, 2018, (iii) the minimum price at which the 2019 notes or Tranche B notes may be converted into shares of the Company’s common stock was reduced from $2.75 to $2.01 per share and (iv) the parties agreed that, on or after June 8, 2018, the 2019 notes and Tranche B notes may be converted into a maximum of 9,558,382 shares of the Company’s common stock. The fair value of the June Exchange Shares was determined to be $1.96 per share, representing the closing price of the Company’s common stock on June 8, 2018 per the Nasdaq Global Market.

On July 12, 2018, the Company and MannKind LLC, the Company’s wholly owned subsidiary, entered into an Exchange and Eighth Amendment to Facility Agreement (the “Eighth Deerfield Amendment”) with Deerfield, pursuant to which the parties amended the Facility Agreement to, among other things, (i) issue to Deerfield 7,367,839 shares of the Company’s common stock in exchange for the cancellation of (a) $7.0 million of $10.0 million principal amount under the Company’s Amended and Restated 9.75% Senior Convertible notes due 2019 (the “Tranche 4 notes”) that was due and payable on July 18, 2018, (b) $3.0 million of $5.0 million principal amount under the Tranche 4 notes due 2019 that was due and payable on December 31, 2019 and (c) $2.0 million of $2.0 million principal amount under the Company’s 8.75% Senior Convertible notes due 2019 that was due and payable on December 31, 2019, (ii) defer the payment of $3.0 million in principal amount of the Tranche 4 notes from July 18, 2018 to August 31, 2018, (iii) reduce the minimum price at which the remaining notes issued under the Facility Agreement may be converted into shares of the Company’s common stock from $2.01 to $1.80 per share and (iv) provide that, on or after July 12, 2018, such remaining notes may be converted into a maximum of 5,750,000 shares of the Company’s common stock.

In connection with the Facility Agreement, on July 1, 2013, the Company entered into a Milestone Rights Purchase Agreement (the “Milestone Agreement”) with Deerfield and Horizon Santé FLML SÁRL (collectively, the “Milestone Purchasers”), which requires the Company to make contingent payments to the Milestone Purchasers, totaling up to $90.0 million, of which $75.0 million remain payable, upon the Company achieving specified commercialization milestones (the “Milestone Rights”). During the first quarter of 2015, a milestone triggering event was achieved due to the launch of Afrezza. This resulted in a $5.8 million incremental charge to interest expense due to an increase in the carrying value of the liability to account for the $10.0 million milestone payment made in February 2015.

As of June 30, 2018 and December 31, 2017, the remaining milestone rights liability balance was $8.8 million. The Company currently estimates that it will reach the next milestone in the first quarter of 2019. Accordingly, $1.6 million in value related to the next milestone payment was recorded in accrued expenses and other current liabilities as of June 30, 2018 and December 31, 2017, resulting in $7.2 million being recorded in milestone rights liability, which is non-current, in the accompanying condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.

Accretion of debt issuance cost and debt discount during the three and six months ended June 30, 2018 and 2017, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Accretion expense - debt issuance cost	$10	$24	$17	$32
Accretion expense - debt discount	$385	$686	$698	$1,133

The Facility Agreement includes customary representations, warranties and covenants, including a restriction on the incurrence of additional indebtedness. As discussed in Note 1 – Description of Business and Summary of Significant Accounting Policies, the Company will need to raise additional capital to support its current operating plans. Due to the uncertainties related to maintaining sufficient resources to comply with the aforementioned covenant, the Facility Financing Obligation has been classified as a current liability in the accompanying condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017. In the event of non-compliance, Deerfield may declare all or any portion of the Facility Financing Obligation to be immediately due and payable.

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

In connection with the Facility Agreement and Milestone Agreement, the Company and its subsidiary, MannKind LLC, entered into a Guaranty and Security Agreement (the “Security Agreement”) with Deerfield and Horizon Santé FLML SÁRL (collectively, the “Purchasers”), pursuant to which the Company and MannKind LLC each granted the Purchasers a security interest in substantially all of their respective assets, including respective intellectual property, accounts receivables, equipment, general intangibles, inventory and investment property, and all of the proceeds and products of the foregoing. The Security Agreement includes customary covenants by the Company and MannKind LLC, remedies of the Purchasers and representations and warranties by the Company and MannKind LLC. The security interests granted by the Company and MannKind LLC will terminate upon repayment of the Facility Financing Obligation in full, if applicable.

The Company identified and evaluated a number of embedded features in the notes issued under the Facility Agreement to determine if they represented embedded derivatives that are required to be separated from the notes and accounted for as freestanding instruments. The Company analyzed the Tranche B notes and identified embedded derivatives which required separate accounting. All of the embedded derivatives were determined to have a de minimis value as of June 30, 2018 and December 31, 2017.

Senior Convertible Notes Due 2021 — On October 23, 2017, the Company entered into exchange agreements with the holders of the Company’s 5.75% Senior Convertible Notes due 2018 (the “2018 notes”), pursuant to which the Company agreed to exchange all of the outstanding 2018 notes in the aggregate principal amount of $27.7 million for (i) new 5.75% $23.7 million aggregate principal amount of Senior Convertible notes due 2021 (the “2021 notes”) and (ii) an aggregate of 973,236 shares of its common stock. In addition, the conversion rate was adjusted from $34 per share to $5.15 per share. The 2021 notes were issued at the closing of the exchange on October 23, 2017. The Company analyzed this exchange and concluded that the exchange represents an extinguishment of the 2018 notes and recorded a $0.8 million loss on extinguishment of debt during the last quarter of fiscal year 2017. In addition, unamortized debt issuance costs of $0.3 million and unamortized debt premium of $0.2 million were also written-off during the last quarter of fiscal year 2017.

On May 25, 2018, the Company entered into a privately-negotiated exchange agreement (the “Exchange Agreement”) with certain holders of its outstanding 5.75% Convertible Senior Notes due 2021 (the “2021 notes”), pursuant to which the Company agreed to issue 2,250,000 shares of its common stock (the “Exchange Shares”) in exchange for the cancellation of $5.0 million principal amount of the 2021 notes and unpaid accrued interest thereon. The exchange price for the Exchange Shares was approximately $2.2567 per share.  The exchange was completed on May 31, 2018. As a result, the Company recognized approximately $0.8 million as extinguishment gain which was calculated based on the difference between the reacquisition price and the net carrying amount of the payment on the debt.

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

Amortization of the premium and accretion of debt issuance costs related to the 2021 and 2018 notes for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization of debt premium	$40	$61	$83	$120
Accretion expense - debt issuance cost	1	$68	$1	$134

Refer to Note 6 – Related Party Arrangements for information regarding the Note payable to related party.

8. Collaboration Arrangements

Cipla Distribution Agreement — On May 8, 2018, the Company and Cipla Ltd. (“Cipla”) entered into an exclusive agreement for the marketing and distribution of Afrezza in India and received a $2.2 million nonrefundable license fee. Under the terms of the agreement, Cipla will be responsible for obtaining regulatory approvals to distribute Afrezza in India and for all marketing and sales activities of Afrezza in India. The Company is responsible for supplying Afrezza to Cipla. In addition to the $2.2 million nonrefundable payment, the Company has the potential to receive certain additional regulatory milestone payments,  minimum purchase commitment revenue and royalties on Afrezza sales in India once cumulative gross sales have reached a specified threshold.

The nonrefundable licensing fee was recorded in deferred revenue and is being recognized in net revenue – collaboration over fifteen years, representing the estimated period to satisfy the performance obligation. The additional potential milestone payments represent variable consideration for which the Company has not recognized any revenue because of the uncertainly of obtaining market approval. The Company also recognized $0.2 million as income tax expense as payment made to the India tax authority.

Biomm Supply and Distribution Agreement – In May 2017, the Company and Biomm S.A. entered into a supply and distribution agreement for the commercialization of Afrezza in Brazil. Under this agreement, Biomm is responsible for preparing and filing the necessary applications for regulatory approval of Afrezza in Brazil, including from the Agência Nacional de Vigilância Sanitária and, with respect to pricing matters, from the Camara de Regulação de Mercado de Medicamentos.  Upon satisfactory approval from these regulatory bodies, the parties will finalize the economic terms of the collaboration; thereafter, MannKind will manufacture and supply Afrezza to Biomm, and Biomm will be responsible for promoting and distributing Afrezza within Brazil.

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

The $1.0 million license fee received in 2016 was recorded in deferred revenue from collaboration as of December 31, 2016 and is being recognized in net revenue — collaboration over four years, the estimated period over which the Company was required to satisfy the remaining performance obligations. The remaining performance obligations are to provide certain technology transfer activities and to maintain certain patents. Deferred payments from collaboration related to this contract was $0.7 million at June 30, 2018 of which $0.3 million was recorded in current liabilities.

The additional payments referred to above represent variable consideration for which the Company has not recognized any revenue because it is uncertain that Receptor will be able to successfully develop, manufacture or sell product related to this license. Therefore, the receipt of such payments is highly susceptible to factors outside of the Company’s influence, the uncertainty regarding the receipt of these payments is not expected to be resolved for years, and the Company has limited experience with similar contracts. There was no change to the accounting for this contract as a result of the initial application of the new revenue guidance. See Note 1 – Description of Business and Summary of Significant Accounting Policies for additional information on the Company’s revenue recognition accounting policy

In 2017, the Company entered into a Manufacturing and Supply Agreement with Receptor pursuant to which the Company will provide certain raw materials to Receptor and agreed to provide certain additional research and formulation consulting services to Receptor. For the three and six months ended June 30, 2018 and 2017 the additional research and formulation services provided to Receptor were de minimis.

Sanofi License Agreement and Sanofi Supply Agreement — In 2014 the Company entered into a license and collaboration and supply agreement (the “Sanofi License Agreement”) with Sanofi-Aventis U.S. LLC. (“Sanofi”), pursuant to which Sanofi was responsible for global commercial, regulatory and development activities for Afrezza. In 2016, the agreements were terminated and the Company assumed responsibility for the worldwide development and commercialization of Afrezza from Sanofi.

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

Cash Equivalents and restricted cash— Cash equivalents and restricted cash consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash. As of June 30, 2018 and December 31, 2017, the Company held $15.2 million and $41.0 million, respectively, of cash equivalents. For the period ended June 30, 2018, restricted cash was held in an escrow account as well as used to collateralize a letter of credit. The Company held $0.5 million and $4.4 million in restricted cash as of June 30, 2018 and December 31, 2017, respectively. Both are comprised of money market funds. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

Note Payable to Related Party — As of December 31, 2017, prior to the adoption of ASC 2016-01, the fair value of the note payable to related party could not be reasonably estimated as the Company was not able to obtain a similar credit arrangement in the current economic environment. Therefore the fair value is based upon carrying value as of December 31, 2017. The fair value measurement of the note payable is sensitive to the change in yield. If the yield changes by approximately 1%, from 18% to 19%, the fair value of the note payable with the conversion feature would change from $68.6 million to $67.1 million, or $1.5 million and -2.2%. Similarly, if the yield changes by approximately 3% from 18% to 21%, the fair value of the note payable with the conversion feature would change from $68.6 million to $64.4 million, or $4.2 million and -6.1%. If the yield changes by approximately 4% from 18% to 22%, the fair value of the note payable with the conversion feature would change from $68.6 million to $63.1 million, or $5.5 million and -8%.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (in millions):

	June 30, 2018
	Carrying Amount	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
Senior convertible notes (2021 notes)	$19.2	$15.3	$15.3
Facility financing obligation	38.0	43.2	43.2
Note payable to related party	72.2	65.7	65.7
Milestone rights	8.8	18.4	18.4
Total financial liabilities	$138.2	$142.6	$142.6

	December 31, 2017
	Carrying Value	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
Senior convertible notes (2021 notes)	$24.4	$19.8	$19.8
Facility financing obligation	52.7	54.6	54.6
Milestone rights	8.8	19.1	19.1
Total financial liabilities	$85.9	$93.5	$93.5

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

Embedded Derivatives — The Company identified and evaluated a number of embedded features in the notes issued under the Facility Agreement to determine if they represented embedded derivatives that are required to be separated from the notes and accounted for as freestanding instruments. The Company analyzed the Tranche B notes and identified embedded derivatives, which required separate accounting. All of the embedded derivatives were determined to have a de minimis value at June 30, 2018 and December 31, 2017.

11. Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation	$2,209	$1,250	$4,152	$2,516

During the three months ended June 30, 2018, the Company issued 391,200 restricted units to the Company’s board of directors which vest immediately. The grant date fair value of the restricted stock units was $747,192 with a weighted average grant date fair value per share of $1.91.

During the three months ended June 30, 2018, the Company granted certain employees stock options to purchase an aggregate of 4,344,758 shares of common stock at a weighted average exercise price of $1.91 per share. The options vest over a four year period. The grant date fair value of these awards is $6.3 million with a weighted average grant date fair value of $1.46 per share, as determined using a Black-Scholes option pricing model.

As of June 30, 2018, there were $2.3 million and $9.0 million of unrecognized compensation expense related to restricted stock units and options, respectively, that vest over the vesting period.

During the three and six months ended June 30, 2018, the Company recognized $0.4 million and $1.4 million, respectively, of compensation costs related to the performance-based stock options. As of June 30, 2018, there was $2.0 million of unrecognized compensation costs related to stock options subject to performance conditions. The Company evaluates stock awards with performance conditions as the probability that the performance conditions will be met and uses that information to estimate the date at which those performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of June 30, 2018, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline in the Company’s stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against the Company and certain of its officers and directors. In general, the complaints alleged that the Company and certain of its officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court recently ruled that U.S. law will apply to this case.  The plaintiff has appealed this ruling to the Supreme Court of Israel, which is expected to hear arguments on the jurisdictional issue later this year. The Company will vigorously defend against the claims advanced.

Contingencies — In connection with the Facility Agreement, on July 1, 2013, the Company also entered into the Milestone Agreement with the Milestone Purchasers, pursuant to which the Company sold the Milestone Purchasers the Milestone Rights to receive payments up to $90.0 million, of which $75.0 million remain payable, upon the achievement of specified net sales figures (see Note 7 – Borrowings).

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

On November 9, 2016, the supply agreement with Amphastar was amended to extend the term over which the Company is required to purchase insulin, without reducing the total amount of insulin to be purchased. Under the amendment, annual minimum quantities of insulin to be purchased for calendar years 2018 through 2023 total an aggregate purchase price of €85.8 million at June 30, 2018. The Insulin Supply Agreement specifies that Amphastar will be deemed to have satisfied its obligations with respect to quantity, if the actual quantity supplied is within plus or minus ten percent (+/- 10%) of the quantity set forth in the applicable purchase order. In addition, the aggregate cancellation fees that the Company would incur in the event that certain insulin quantities are not purchased were reduced from $5.3 million for the period October 1, 2016 through 2018 to $3.4 million over the same period. As of June 30, 2018, the remaining annual purchase requirements under the contract are as follows:

2018	€4.4 million
2019	€11.6 million
2020	€15.5 million
2021	€15.5 million
2022	€19.4 million
2023	€19.4 million

The Company took delivery of the required amount of insulin under the contract in 2017 but was only obligated to pay for half prior to December 31, 2017. Accordingly, approximately $1.6 million was included in accounts payable at December 31, 2017 related to the 2017 purchase commitment, which was paid in January 2018. In the second quarter of 2018, the Company took delivery of insulin under the contract in 2018 and approximately $2.6 million was included in accounts payable at June 30, 2018.

Unless terminated earlier, the term of the Insulin Supply Agreement with Amphastar expires on December 31, 2023 and can be renewed for additional, successive two year terms upon 12 months’ written notice given prior to the end of the initial term or any additional two year term. The Company and Amphastar each have normal and customary termination rights, including termination for material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy or insolvency of the other party. In addition, the Company may terminate the Insulin Supply Agreement upon two years’ prior written notice to Amphastar without cause or upon 30 days’ prior written notice to Amphastar if a controlling regulatory authority withdraws approval for Afrezza, provided, however, in the event of a termination pursuant to either of these two scenarios, the provisions of the Insulin Supply Agreement require the Company to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination. On April 2, 2018, the Company entered into a foreign currency hedging transaction to mitigate its exposure to foreign currency exchange risks. The hedging transaction hedges against short-term currency fluctuations for the current year purchase requirement amount of €6.6 million and is renewable every 90 days. In the second quarter of 2018, the Company realized a currency loss of approximately $0.5 million and recorded this amount in cost of goods sold.

At June 30, 2018, the Company has other firm commitments with suppliers for an aggregate of $0.2 million.

Warrants - On April 5, 2018, the Company entered into securities purchase agreements with certain institutional investors. Pursuant to the terms of the purchase agreements, the Company sold to the purchasers in a registered offering an aggregate of 14,000,000 shares of its common stock and warrants to purchase up to an aggregate of 14,000,000 shares of its common stock at a combined purchase price of $2.00 per share and accompanying warrant. The shares of the common stock and the warrants were immediately separable. The warrants will be exercisable at a price of $2.38 per share beginning six months following the date of issuance and will expire six months thereafter. The net proceeds to the Company from the offering were approximately $26.4 million. The offering closed on April 9, 2018.

Vehicle Leases – The Company entered into a lease agreement with Enterprise for the lease of approximately 100 vehicles. The lease requires monthly payments of approximately $54,000 per month plus the cost of maintaining the vehicles. The leases commenced when the Company took possession of the majority of the vehicles in the second quarter of 2018. The leases expire 48 months after the delivery date.

On March 8, 2018 the Company entered into a standby letter of credit for a total of $0.5 million in connection with the Company’s sales force vehicle lease program. The letter of credit is collateralized by a restricted cash account in the amount of $0.5 million. There were no amounts drawn down on this letter of credit as of June 30, 2018.

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

Rental expense under all operating leases including office space and equipment was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively.

Future minimum lease payments are as follows:

2018	$302,000
2019	947,000
2020	976,000
2021	1,005,000
2022	1,035,000
Thereafter	88,000
$4,353,000

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

14. Restructuring Charges

As of December 31, 2017, the Company had a remaining restructuring liability of $0.4 million, which is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The Company has paid out the remainder of this obligation as of June 30, 2018.

15. Subsequent Event

On July 12, 2018, the Company and MannKind LLC, the Company’s wholly owned subsidiary, entered into an Exchange and Eighth Amendment to Facility Agreement (the “Eighth Deerfield Amendment”) with Deerfield, pursuant to which the parties amended the Facility Agreement to, among other things, (i) issue to Deerfield 7,367,839 shares of the Company’s common stock in exchange for the cancellation of (a) $7.0 million of $10.0 million principal amount under the Company’s Amended and Restated 9.75% Senior Convertible Notes due 2019 (the “Tranche 4 notes”) that was due and payable on July 18, 2018, (b) $3.0 million of $5.0 million principal amount under the Tranche 4 notes due 2019 that was due and payable on December 31, 2019 and (c) $2.0 million of $2.0 million principal amount under the Company’s 8.75% Senior Convertible Notes due 2019 that was due and payable on December 31, 2019, (ii) defer the payment of $3.0 million in principal amount of the Tranche 4 notes from July 18, 2018 to August 31, 2018, (iii) reduce the minimum price at which the remaining notes issued under the Facility Agreement may be converted into shares of the Company’s common stock from $2.01 to $1.80 per share and (iv) provide that, on or after July 12, 2018, such remaining notes may be converted into a maximum of 5,750,000 shares of the Company’s common stock.

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

OVERVIEW

We are a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for patients with diseases such as diabetes and pulmonary arterial hypertension. According to the Centers for Disease Control and Prevention, 30 million people in the United States had diabetes in 2015. Globally, the International Diabetes Federation has estimated that approximately 425 million people had diabetes in 2017 and approximately 629 million people will have diabetes by 2045. Our only approved product, Afrezza (insulin human) Inhalation Powder was approved by the U.S. Food and Drug Administration (“FDA”) in June of 2014. Afrezza became available by prescription in United States retail pharmacies in February 2015.

Afrezza is a rapid-acting inhaled insulin used to improve glycemic control in adults with diabetes. The product consists of a dry powder formulation of human insulin delivered from a small portable inhaler. Administered at the beginning of a meal, Afrezza dissolves rapidly upon inhalation to the lung and delivers insulin quickly to the bloodstream. The first measurable effects of Afrezza occur approximately 12 minutes after administration.

Pursuant to the Sanofi License Agreement, Sanofi was responsible for global commercial, regulatory and development activities associated with Afrezza from August 2014 to April 2016, after which these responsibilities transitioned back to us.  Currently, we promote Afrezza to endocrinologists and certain high-prescribing primary care physicians in the United States through our own specialty sales force.  In the future, we may seek to supplement our sales force through a co-promotion arrangement with a third party that has an underutilized primary care sales force, which can be used to promote Afrezza to greater number of primary care physicians.

Our current strategy for future commercialization of Afrezza outside of the United States, subject to receipt of the necessary foreign regulatory approvals, is to seek and establish regional partnerships in foreign jurisdictions where there are commercial opportunities. In May 2017, we entered into a supply and distribution agreement with Biomm S.A. to pursue regulatory approval and commercialization of Afrezza in Brazil. In May 2018, we entered into an exclusive marketing and distribution agreement with Cipla Ltd. to pursue regulatory approval and commercialization of Afrezza in India.

W also believe our Technosphere formulations of active pharmaceutical ingredients have the potential to demonstrate clinical advantages over existing therapeutic options in a variety of therapeutic areas. We completed a Phase 1 clinical study of Treprostinil Technosphere (TreT) which is a drug-device combination product for the treatment of patients with pulmonary arterial hypertension. We expect to move next to a Phase 3 pivotal safety and efficacy trial and a pivotal bio equivalency trial.

As of June 30, 2018, we had an accumulated deficit of $2.9 billion and a stockholders’ deficit of $206.6 million. We had a net loss of $22.7 million and $53.1 million for the three and six months ended June 30, 2018, respectively. We have funded our operations primarily through the sale of equity securities and convertible debt securities, borrowings under the Facility Agreement with Deerfield, borrowings under the Mann Group Loan Arrangement, receipt of upfront and milestone payments under the Sanofi License Agreement, and borrowings under senior secured promissory note and a guaranty and security agreement with an affiliate of Sanofi, which was terminated in 2016. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding, there is substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Three and six months ended June 30, 2018 and 2017

Revenues

The following tables provides a comparison of the revenue categories for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Revenues:
Net revenue - commercial product sales:
Gross revenue from product sales	$6,702	$2,625	$4,077	155%
Gross-to-Net Adjustments:
Wholesaler distribution fees and prompt pay discounts	(1,053)	(645)	(408)	(63%)
Patient discount and co-pay assistance programs	(249)	(207)	(42)	(20%)
Rebates and chargebacks	(1,333)	(225)	(1,108)	(492%)
Product returns	(314)	—	(314)	100%
Net revenue - commercial product sales	3,753	1,548	2,205	142%
Net revenue - collaboration	87	63	24	38%
Revenue - other	53	552	(499)	(90%)
Total revenues	$3,893	$2,163	$1,730	80%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Revenues:
Net revenue - commercial product sales:
Gross revenue from product sales	$11,898	$4,268	$7,630	179%
Gross-to-Net Adjustments:
Wholesaler distribution fees and prompt pay discounts	(1,879)	(843)	(1,036)	(123%)
Patient discount and co-pay assistance programs	(430)	(331)	(99)	(30%)
Rebates and chargebacks	(1,996)	(349)	(1,647)	(472%)
Product returns	(438)	—	(438)	100%
Net revenue - commercial product sales	7,155	2,745	4,410	161%
Net revenue - collaboration	150	125	25	20%
Revenue - other	53	2,302	(2,249)	(98%)
Total revenues	$7,358	$5,172	$2,186	42%

Gross revenue from the sales of Afrezza increased 155% and 179% during the three and six month periods ending June 30, 2018, respectively compared to the corresponding periods in 2017.

This increase was primarily driven by higher product demand and price increases. Effective as of the beginning of 2018, we adopted Topic ASC 606, the new revenue standard under which we now recognize revenue on a sell-to model rather than a sell-through model. Total estimated gross-to-net adjustments of $2.9 million (44% of gross revenue) and $4.7 million (40% of gross revenue) during the three and six month periods ending June 30, 2018, respectively, both increased by approximately 4% compared to the same periods in 2017. This increase is due primarily to rebates related to increases in the wholesaler acquisition cost of Afrezza and estimated product returns.  We were not required to reduce revenue in 2017 for product returns because at that time, we deferred recognition of revenue on Afrezza product delivered to wholesalers until the right of return no longer existed, which occurred at the earlier of the time Afrezza was dispensed from pharmacies to patients or expiration of the right of return.

Net revenue from collaboration recognized in the three and six month periods ending June 30, 2018 related to deferred revenue from Receptor and Cipla of a total of $0.1 million and $0.2 million, respectively, which is more fully described in Note 8 – Collaboration Arrangements of the Notes to the condensed consolidated financial statements included in Part I – Financial Statements (Unaudited).

Revenue – other for the three and six month periods ending June 30, 2018 decreased 90% and 98%, respectively. In 2017 we obtained additional revenue from bulk insulin sales to a third party of $1.7 million as well as a $0.6 million sale of intellectual property.

Expenses

Total expenses are primarily comprised of costs of goods sold, research and development expenses, selling expenses, general and administrative expenses, and loss on foreign currency. Each is described in more detail below:

Costs of Goods Sold

A significant component of our cost of goods sold is current period manufacturing costs in excess of costs capitalized into inventory (excess capacity costs).  These costs, in addition to the impact of the annual revaluation of inventory to standard cost (and the annual revaluation of deferred costs to standard costs in 2017), and write-offs of inventory (and write-offs of deferred costs in 2017) are recorded as expenses in the period in which they are incurred. Costs of goods sold also includes the standard cost of Afrezza sold during the period and realized currency gain or loss in connection with the Amphastar insulin contract.

Research and Development Expenses

Our research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with research and development. Research and development expenses also include third-party clinical spending and clinical grants, manufacturing improvement and Technosphere development.

Selling Expenses

Selling expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with sales and marketing personnel, other commercial support personnel and the cost of advertising, promotions, trade shows, seminars and other commercial support programs.

General and Administrative Expenses

Our general and administrative expenses include payroll, employee benefits and stock-based compensation expense, severance expense, and other headcount-related expenses associated with executives, finance, legal, facilities, human resources and other administrative personnel, certain taxes, professional services, and legal and other administrative fees.

Gain or Loss on Foreign Currency

Under the Insulin Supply Agreement with Amphastar, payment obligations are denominated in Euros. We are required to record the foreign currency translation impact of the U.S. dollar to Euro exchange rate associated with the recognized gain or loss on purchase commitments.

The following table provides a comparison of the expense categories for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Expenses:
Cost of goods sold	$5,095	$5,086	$9	0%
Research and development	2,967	3,123	(156)	(5%)
Selling	12,338	12,557	(219)	(2%)
General and administrative	9,393	6,009	3,384	56%
Property and equipment impairment	—	111	(111)	(100%)
Loss on foreign currency translation	(5,363)	6,848	(12,211)	(178%)
Total expenses	$24,430	$33,734	$(9,304)	(28%)

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Expenses:
Cost of goods sold	$9,103	$7,635	$1,468	19%
Research and development	5,611	6,251	(640)	(10%)
Selling	23,317	21,076	2,241	11%
General and administrative	19,032	12,880	6,152	48%
Property and equipment impairment	—	111	(111)	(100%)
Loss (gain) on foreign currency translation	(2,379)	8,392	(10,771)	(128%)
Total expenses	$54,684	$56,345	$(1,661)	(3%)

Cost of goods sold remained consistent for the three months ended June 30, 2018 and increased by $1.5 million (19%) during the six month period ending June 30, 2018. For the three month period ended June 30, 2018 there was a $0.9 million increase related to higher Afrezza sales as well as a $0.4 million realized currency loss in connection with the Amphastar insulin contract, which was offset by lower inventory write offs of $1.2 million compared to the same period in 2017. The increase for the six months ended June 30, 2018 was primarily a result of a higher Afrezza sales from the prior year of approximately $1.9 million. This increase also includes a $0.4 million realized currency loss in connection with the Amphaster Insulin contract recorded in the second quarter of 2018.  This increase was partially offset by lower inventory write-offs of $0.7 million for the six month period ending June 30, 2018, compared to the same period in 2017. Work-in-process and finished goods include conversion costs but not material cost because the material used in the product were previously written off.

Research and development expenses decreased $0.2 million (5%) and $0.6 million (10%) during the three and six months ended June 30, 2018, respectively, compared to the same period in 2017.

The change for the three month period ended June 30, 2018 compared to the same period in 2017 was primarily attributable to:

•

a $0.7 million decrease in salary and salary-related expenses for personnel who were engaged in research and development activities in 2017 but have transitioned to Afrezza medical affair activities such as pharmacovigilance and are now treated as selling expenses;

•	a $0.3 million decrease in repairs and maintenance spending in connection with laboratory equipment;
•	a $0.1 million decrease in lease spending; and
•	a $0.9 million increase in outside contract research and consulting fees for clinical trials.

The change for the six month period ending June 30, 2018 compared to the same period in 2017 was primarily attributable to:

•	a $0.9 million decrease in salary and salary-related expenses for personnel who were engaged in research and development activities in 2017 but have transitioned to Afrezza medical affair activities;
•	a $0.4 million decrease in repairs maintenance spending in connection with laboratory equipment;
•	a $0.1 million decrease in lease spending;
•	a $0.9 million increase in outside contract research spending; and
•	a $0.3 million increase in consulting fees on clinical trials.

Selling expenses decreased $0.2 million (2%) and increased $2.2 million (11%) during the three and six month periods ending June 30, 2018, respectively, compared to the same period in 2017.

The change for the three month period ended June 30, 2018 compared to the same period in 2017 was primarily attributable to:

•	a $0.6 million increase in relocation spending for key personnel;
•	a $0.3 million increase in stock compensation spending related to performance-based options;
•	a $0.7 million decrease in consulting fees in connection with speaker programs and patient education programs; and
•	a $0.4 million decrease in development of television commercial advertising.

The change for the six month period ending June 30, 2018 compared to the same period 2017 was primarily attributable to:

•	a $1.7 million increase in headcount-related expenses associated with a greater number of sales personnel employed in 2018.
•	a $0.6 million increase in relocation spending for key personnel;
•	a $0.4 million increase in stock compensation spending related to performance-based options;
•	a $0.4 million decrease in contract sales force spending and
•	a $0.3 million decrease in advertising boards.

In order to conform to the 2018 presentation above, we reclassified approximately $0.9 million and $1.7 million of personnel costs related to Afrezza medical affair activities from general and administrative expenses to selling expenses. This resulted in a change in selling expenses from $11.6 million and $19.3 million as previously reported in our Form 10-Q filed on August 7, 2017, to $12.6 million to $21.1 million for the three and six month periods ending June 30, 2017, respectively.

General and administrative expenses increased $3.4 million (56%) and $6.2 million (48%) during the three and six month periods ending June 30, 2018, respectively, compared to the same period in 2017.

The change for the three month period ending June 30, 2018 compared to the same period in 2017 was primarily attributable to:

•	a $0.6 million increase in costs related to transitioning certain corporate support functions from Connecticut to our corporate headquarters in California;
•	a $0.6 million increase in additional headcount-related expenses in our human resources, accounting, corporate communications, and office support departments;
•	a $0.8 million increase in consulting fees in connection with corporate strategies;
•	a $0.7 million increase in stock compensation spending; and
•	a $0.1 million increase in corporate sponsorships.

The change for the six month period ending June 30, 2018 compared to the same period in 2017 was primarily attributable to:

•	a $1.3 increase in corporate bonuses and benefits;
•	a $1.3 million increase in stock compensation spending;
•

a $1.2 million increase in costs related to transitioning certain corporate support functions from Connecticut to our corporate headquarters in California. This amount includes $1.1 million in severance spending;

•	a $1.1 million increase in additional headcount-related expenses in our human resources, accounting, corporate communications, and office support departments;
•	a $0.9 million increase in consulting fees in connection with corporate strategies;
•	a $0.1 million increase in travel expenses in connection with investor relations; and
•	a $0.8 million decrease in accounting consulting and audit fees due to the successful remediation of material weaknesses in 2017.

In order to conform to the 2018 presentation above, we reclassified approximately $0.9 million and $1.7 million of personnel costs related to Afrezza medical affair activities from general and administrative expenses to selling expenses. This resulted in a change in general and administrative expenses from $6.9 million and $14.6 million as previously reported in our Form 10-Q filed on August 7, 2017, to $6.0 million to $12.9 million for three and six month periods ending June 30, 2017, respectively.

Gain or loss on foreign currency translation decreased by $12.2 million (178%) and $10.8 million, (128%) during three and six month periods ending June 30, 2018, respectively, primarily due to the favorable U.S. dollar to Euro exchange rates associated with the recognized commitment to purchase insulin from Amphastar.

The following table provides a comparison of the expense categories for the six months ended June 30, 2018 and 2017 (dollars in thousands):

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Change in fair value of warrant liability	$—	$147	$(147)	(100%)
Interest income	55	58	(3)	(5%)
Interest expense on notes	(1,709)	(2,422)	713	29%
Interest expense on note payable to related party	(1,046)	(721)	(325)	(45%)
Gain and (Loss) on extinguishment of debt	772	(830)	1,602	193%
Other income (expense)	30	$—	30	100%
Total other income (expense)	$(1,898)	$(3,768)	$1,870	50%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Change in fair value of warrant liability	$—	$6,776	$(6,776)	(100%)
Interest income	161	114	47	41%
Interest expense on notes	(3,503)	(5,128)	1,625	32%
Interest expense on note payable to related party	(2,160)	(1,435)	(725)	(51%)
Loss on extinguishment of debt	(53)	(830)	777	94%
Other income (expense)	61	13	48	369%
Total other income (expense)	$(5,494)	$(490)	$(5,004)	(1,021%)

There was no warrant liability for the three and six month periods ended June 30, 2018. During the three months and six month periods ended June 30, 2017 we recorded a $0.1 million and a $6.8 million change in fair value of warrant liability. On September 29, 2017, we and the four holders of all outstanding A Warrants and B Warrants entered into separate, privately-negotiated exchange agreements, pursuant to which we agreed to issue to such holders an aggregate of 1,292,510 shares of our common stock in exchange for such warrants. The warrant liability associated with the exchanged warrants was adjusted to fair value and reclassified into equity as of September 29, 2017.

Interest expense on notes decreased $0.7 million (29%) and $1.6 million (32%) for the three and six month periods ended June 30, 2018, respectively compared to the same periods in 2017. The decreases for both periods were primarily due to a reduction in principal debt balances.

Interest expense on note payable to related party increased $0.3 million (45%) and $0.7 million (51%) for the three and six month periods ended June 30, 2018, respectively, compared to the same periods in 2017. The increases for both periods were primarily due to increased principal resulting from the capitalization of interest since the second quarter of 2017.

The gain and (loss) on extinguishment of debt increased by $1.6 million (194%) and $0.8 million (94%) for the three and six month periods ended June 30, 2018, respectively.

•

The increase for the three month period ended June 30, 2018 was primarily due to a $0.8 million gain on extinguishment resulting from the conversion of certain of our 2021 notes in 2018. In the same period of 2017, we recorded a loss on extinguishment of $0.8 million related to the Deerfield exchange transaction entered into in April and June 2017.

•

The increase for the six month period ended June 30, 2018 was primarily due to a $0.8 million gain on extinguishment resulting from the conversion of certain of our 2021 notes in 2018 and a loss on extinguishment of debt of $0.8 million which was the result of the amendment and restatement of the Mann Group Loan Arrangement, both in 2018. In the same period of 2017, we recorded a loss on extinguishment of $0.8 million related to the Deerfield exchange transaction entered into in April and June 2017.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations through the sale of equity securities and convertible debt securities, borrowings under the Mann Group Loan Arrangement, under which we can no longer borrow as we have used all amounts available for borrowing, borrowings under the Facility Agreement with Deerfield, receipt of upfront and milestone payments under the Sanofi License Agreement, and borrowings under a senior secured promissory note with Sanofi which was terminated in 2016.

As of June 30, 2018, we had $129.2 million principal amount of outstanding debt, consisting of:

•	$18.7 million principal amount of 2021 notes bearing interest at 5.75% per annum and maturing on October 23, 2021, which are convertible;
•	The following amounts under the Facility Financing Obligation with Deerfield:
•

$32.0 million principal amount of 2019 notes bearing interest at 9.75% per annum. Interest is payable in cash quarterly in arrears on the last business day of March, June, September and December of each year.  $12.0 million and $15.0 million will become due and payable in July 2018 and July 2019, respectively, and $5.0 million will become due and payable in December 2019;

•

$7.0 million principal amount of Tranche B notes bearing interest at 8.75% per annum. Interest is payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. The principal amount is due and payable as follows: $5.0 million in May 2019 and $2.0 million in December 2019;

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

On July 12, 2018, we entered into the Eighth Deerfield Amendment, pursuant to which the parties amended the Facility Agreement to, among other things, (i) issue to Deerfield 7,367,839 shares of our common stock in exchange for the cancellation of (a) $7.0 million of $10.0 million principal amount under the 2019 notes that was due and payable on July 18, 2018, (b) $3.0 million of $5.0 million principal amount under the 2019 notes that was due and payable on December 31, 2019 and (c) $2.0 million of $2.0 million principal amount under the Tranche B notes that was due and payable on December 31, 2019, (ii) defer the payment of $3.0 million in principal amount of the 2019 notes from July 18, 2018 to August 31, 2018, (iii) reduce the minimum price at which the remaining notes issued under the Facility Agreement may be converted into shares of our common stock from $2.01 to $1.80 per share and (iv) provide that, on or after July 12, 2018, such remaining notes may be converted into a maximum of 5,750,000 shares of our common stock.

We have entered into certain transactions related to these borrowings during 2017 and 2018 that are more fully described in Note 6 – Related Party Arrangements, Note 7 – Borrowings, Note 10 – Fair Value of Financial Instruments, Note 12 – Commitments and Contingencies and Note 15 – Subsequent Event.

On October 10, 2017, we entered into securities purchase agreements with certain institutional investors and a charitable foundation. Pursuant to the terms of the purchase agreements, we sold to the purchasers in a registered offering an aggregate of 10,166,600 shares of our common stock at a purchase price of $6.00 per share. Included in this offering was 166,600 shares issued to The Kresa Family Foundation, of which Kent Kresa, the Chairman of our board of directors, is the President. The net proceeds from the offering were approximately $57.7 million, after deducting placement agent fees equal to 5.0% of the aggregate gross proceeds from the offering (except for the proceeds received from the sale of 166,600 shares issued to the charitable foundation) and offering expenses payable by us. The offering closed on October 13, 2017.

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

On April 5, 2018, we entered into securities purchase agreements with certain institutional investors. Pursuant to the terms of the Purchase Agreements, we sold to the purchasers in a registered offering an aggregate of 14,000,000 shares of its common stock and warrants to purchase up to an aggregate of 14,000,000 shares of its common stock at a combined purchase price of $2.00 per share and accompanying warrant. The shares of the common stock and the warrants were immediately separable. The warrants will be exercisable at a price of $2.38 per share beginning six months following the date of issuance and will expire six months thereafter. The net proceeds to us from the offering were approximately $26.4 million. The offering closed on April 9, 2018

For the quarter ended March 31, 2018, we sold an aggregate of 225,088 shares of our common stock for aggregate gross proceeds of approximately $0.6 million pursuant to our Sales Agreement with Cantor Fitzgerald. There was no activity for the quarter ended June 30, 2018.

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

In connection with the execution of the Facility Agreement, on July 1, 2013, we issued Milestone Rights to the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million, of which $75.0 million remain payable, upon the occurrence of specified strategic and sales milestones, including the achievement of specified net sales figures. In addition, the Facility Agreement includes customary representations, warranties and covenants, including, a restriction on the incurrence of additional indebtedness, and a financial covenant which requires our cash and cash equivalents on the last day of each fiscal quarter to not be less than $20.0 million, as of June 30, 2018, September 30, 2018 or December 30, 2018. We met the required conditions as of the last day of each of these periods. See Note 12 — Commitments and Contingencies and Note 7 — Borrowings for further information related to the Facility Agreement.

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

During the six months ended June 30, 2018, we used $48.8 million of cash for our operating activities as a result of our net loss of $53.1 million, offset by a net increase in operating assets and liabilities of $2.1 million and non-cash charges of $6.4 million. The decrease in operating asset and liabilities was primarily a result decreases in recognized loss on purchase commitments ($5.8 million) and higher inventory ($1.8 million) and accounts receivable ($0.2), offset by increases in accounts payable ($2.3 million), deferred payments from collaboration ($2.0 million) and accrued expenses and other current liabilities (($0.8 million) and decreases in prepaid expenses and other assets ($0.4 million).  The non-cash charges included $4.2 million of stock-based compensation expense, $2.2 million of interest accrued on notes payable to the related party $1.5 million of depreciation, amortization and accretion, $0.8 million inventory write-off, $0.1 million loss on extinguishment of debt and other net assets of $0.1, offset by a $2.4 million foreign currency exchange gain. The Company recorded a write down of inventory charges of approximately $0.8 million and $1.5 million for the six months ended June 30, 2018 and December 31, 2017, respectively. These charges are presented separately in the accompanying condensed consolidated cash flow statement for 2018; the 2017 comparative amount have been reclassified to conform to the current period presentation.

There was no cash provided from investing activities for the six months ended June 30, 2018 compared to cash provided by investing activities of $16.7 million for the six months ended June 30, 2017. The difference was primarily related to net proceeds of $16.7 million received during the six months ended June 30, 2017 for the sales of certain parcels of real estate owned by us in Valencia, California and certain related improvements, personal property, equipment, supplies and fixtures.

Cash provided from financing activities was $27.2 million for the six months ended June 30, 2018 compared to cash used in financing activities of $15.3 million for the six months ended June 30, 2017. The difference was related to $26.4 million net proceeds from direct placement of common stock for the six months ended June 30, 2018. For the six months ended June 30, 2017, there was $19.4 million cash provided by financing activities that related to borrowings on the note payable to related party. This was offset by $4.0 million in principal payments on Facility Financing Obligations.

Future Liquidity Needs.

As of June 30, 2018, we had $26.7 million in cash and cash equivalents and restricted cash. Our cash position, together with our short-term debt obligations and anticipated operating expenses, raises substantial doubt about our ability to continue as a going concern. We expect to expend our capital resources for the manufacturing, sales and marketing of Afrezza and to develop our product candidates. We also intend to use our capital resources for general corporate purposes. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, support continued product growth and commercialization efforts, and to fund operations, generally. We will seek to raise additional funds through various potential sources, such as equity and debt financings, or through collaboration and licensing agreements.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements.

Contractual Obligations

Material changes to our contractual obligations from December 31, 2017 to June 30, 2018, including our Facility Financing Obligation and Note Payable to Related Party are more fully described above under “Liquidity and Capital Resources”, as well as in Note 6 – Related Party Arrangements, Note 7 – Borrowings, Note 10 – Fair Value of Financial Instruments and Note 12 – Commitments and Contingencies.

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

The interest rate on amounts borrowed under The Mann Group Loan Arrangement is fixed at 5.84%. As of June 30, 2018, we also have debt related to the 2021 notes at a fixed interest rate of 5.75%, debt related to the 2019 notes at a fixed interest rate of 9.75% and debt related to the Tranche B notes at a fixed interest rate of 8.75%.

Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments are entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America.

If a change in interest rates equal to 10% of the interest rates on June 30, 2018 were to have occurred, this change would not have had a material effect on the value of our short-term investment portfolio.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our supply agreement with Amphastar. Such obligations are denominated in Euros. At the end of each reporting period, the recognized loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. On April 2, 2018 we entered into a foreign currency hedging transaction to mitigate our exposure to foreign currency exchange risks. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on June 30, 2018 were to occur, this change would have resulted in a foreign currency impact to our pre-tax income (losses) of approximately a $9.9 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, we have concluded, as of such date, that our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of our officers and directors. In general, the complaints alleged that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court ruled in October 2017 that U.S. law will apply to this case. The plaintiff has appealed this ruling to the Supreme Court of Israel, which will hear arguments on the jurisdictional issue later this year. We will vigorously defend against the claims advanced.

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

RISKS RELATED TO OUR BUSINESS

We will need to raise additional capital to fund our operations, and there is substantial doubt about our ability to continue as a going concern.*

This report includes disclosures stating that our existing cash resources and our accumulated stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities, including the commercialization of Afrezza and the development of our product candidates, and to avoid defaulting under the financial covenant in our Facility Agreement with Deerfield, which requires us to maintain at least $20 million in cash and cash equivalents as of the end of each fiscal quarter through 2018 and $25.0 million for fiscal quarters thereafter.  It may be difficult for us to raise additional funds on favorable terms, or at all. As of June 30, 2018, we had cash and cash equivalents of $26.7 million and a stockholders’ deficit of $206.6 million. Our cash position, together with our short-term debt obligations and anticipated operating losses due to increased effort on commercialization and research and development projects raises substantial doubt about our ability to continue as a going concern. The extent of our additional funding requirements will depend on a number of factors, including:

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

We have never, as an organization, launched or commercialized a product other than Afrezza, and there is no guarantee that we will be able to successfully do so with Afrezza. There are numerous examples of unsuccessful product launches, second launches that underperform original expectations and other failures to fully exploit the market potential of drug products, including by pharmaceutical companies with more experience and resources than us. We will need to maintain and continue to build our commercialization capabilities in order to successfully commercialize Afrezza in the United States, and we may not have sufficient resources to do so. The market for skilled commercial personnel is highly competitive, and we may not be able to retain and find and hire all of the personnel we need on a timely basis or retain them for a sufficient period. In addition, Afrezza is a novel insulin therapy with a distinct time-action profile and non-injectable administration, and we are therefore required to expend significant time and resources to train our sales force to be credible, persuasive and compliant with applicable laws in marketing Afrezza for the treatment diabetes to physicians and to ensure that a consistent and appropriate message about Afrezza is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of Afrezza and its proper administration, our efforts to successfully commercialize Afrezza could be put in jeopardy, which would negatively impact our ability to generate product revenues.

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

If we do not obtain regulatory approval of Afrezza in foreign jurisdictions, we will not be able to market Afrezza in any jurisdiction outside of the United States, which could limit our commercial revenues. We may not be successful in establishing regional partnerships or other arrangements with third parties for the commercialization of Afrezza outside of the United States.*

While Afrezza has been approved in the United States by the FDA for glycemic control in adult patients with diabetes, we have not yet sought approval in any other jurisdiction other than Brazil and India. In order to market Afrezza outside of the United States, we must obtain regulatory approval in each applicable foreign jurisdiction, and we may never be able to obtain such approvals. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical products outside the United States are subject to extensive regulation by foreign regulatory authorities, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for Afrezza, and we have not yet identified all of the requirements that we will need to satisfy to submit Afrezza for approval for other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support the NDA for Afrezza.

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

We have a history of operating losses, we expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

The Company is not currently profitable and has rarely generated positive net cash flow from operations. As of June 30, 2018, we had an accumulated deficit of $2.9 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill, inventory and property, plant and equipment, and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of Afrezza. In addition, under the amended Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin for calendar years 2018 through 2023 for an aggregate total remaining purchase price of €85.8 million at June 30, 2018. We may not have the necessary capital resources on hand in order to service this contractual commitment.

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

We have a substantial amount of debt, and we may be unable to make required payments of interest and principal as they become due.*

As of June 30, 2018, we had $129.2 million principal amount of outstanding debt, consisting of:

•

$18.7 million principal amount of senior convertible notes bearing interest at 5.75% per annum (the “2021 notes”), with interest payable in cash semiannually in arrears on February 15 and August 15 of each year, and maturing on October 23, 2021;

•

$32.0 million principal amount of notes issued pursuant to the Facility Agreement, bearing interest at 9.75% per annum (the “2019 notes”), which is payable in cash quarterly in arrears on the last business day of March, June, September and December of each year, and of which total principal amount of $12.0 million and $15.0 million will become due and payable in July 2018 and July 2019, respectively, and $5.0 million will become due and payable in December 2019;

•

$7.0 million principal amount of notes issued pursuant to the Facility Agreement bearing interest at 8.75% per annum (the “Tranche B notes” and together with the 2019 notes, the “Facility Financing Obligation”), which is payable in cash quarterly in arrears on the last business day of March, June, September and December of each year, and of which total principal amount of $5.0 million will become due and payable in May 2019 and $2.0 million in December 2019; and

•

$71.5 million principal amount of indebtedness under The Mann Group Loan Arrangement maturing on January 5, 2020, bearing interest at a fixed rate of 5.84% per annum compound quarterly payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, except that the lender has agreed to defer interest payments until July 1, 2018 unless otherwise permitted under the subordination agreement with Deerfield, and such interest payments are subject to additional deferral beyond July 1, 2018 until our payment obligations to Deerfield have been satisfied in full.

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

The agreements governing our indebtedness contain covenants that we may not be able to meet and place restrictions on our operating and financial flexibility.*

Our obligations under the Facility Agreement, including any indebtedness under the 2019 notes and the Tranche B notes, and the Milestone Agreement are secured by substantially all of our assets, including our intellectual property, accounts receivables, equipment, general intangibles, inventory (excluding the insulin inventory) and investment property, and all of the proceeds and products of the foregoing. Our obligations under the Facility Agreement and the Milestone Agreement are also secured by a certain mortgage on our facility in Danbury, Connecticut. The Facility Agreement includes customary representations, warranties and covenants by us, including restrictions on our ability to incur additional indebtedness, grant certain liens, engage in certain mergers and acquisitions, make certain distributions and make certain voluntary prepayments. Events of default under the Facility Agreement include: our failure to timely make payments due under the Facility Financing Obligation; inaccuracies in our representations and warranties to Deerfield; our failure to comply with any of our covenants under any of the Facility Agreement, Milestone Agreement or certain other related security agreements and documents entered into in connection with the Facility Agreement, subject to a cure period with respect to most covenants; our insolvency or the occurrence of certain bankruptcy-related events; certain judgments against us; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on our business; the acceleration of a specified amount of our indebtedness; our cash and cash equivalents falling below $20.0 million as of the end of any fiscal quarter in 2018 and $25.0 million for fiscal quarters thereafter. There have been no events of default under the Facility Financing Obligation. If we fail to timely pay accrued interest under The Mann Group Loan Arrangement when required, we will be in default under The Mann Group Loan Arrangement. If one or more events of default under the Facility Agreement occurs and continues beyond any applicable cure period, the holders of the Facility Financing Obligation may declare all or any portion of the Facility Financing Obligation to be immediately due and payable. The Milestone Agreement includes customary representations and warranties and covenants by us, including restrictions on transfers of intellectual property related to Afrezza. The milestones are subject to acceleration in the event we transfer our intellectual property related to Afrezza in violation of the terms of the Milestone Agreement.

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

The rapid rate of scientific discoveries and technological changes could result in Afrezza or one or more of our product candidates becoming obsolete or noncompetitive. Our competitors may develop or introduce new products that render our technology or Afrezza less competitive, uneconomical or obsolete. For example, in September 2017, Novo Nordisk announced that Fiasp®, a faster formulation of insulin as part, was approved by the FDA. Our future success will depend not only on our ability to develop our product candidates but to improve them and keep pace with emerging industry developments. We cannot assure you that we will be able to do so.

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

•

HIPAA, as amended by HITECH, and their respective implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on entities subject to the law, such as healthcare providers, health plans, and healthcare clearinghouses and their respective business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information. In addition, the European Union, or EU, has established its own data security and privacy legal framework, including but not limited to Directive 95/46/EC, or the Data Protection Directive. The Data Protection Directive was replaced in May 2018 with the European General Data Protection Regulation, or GDPR, which contains provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. We anticipate that over time we may expand our business operations to include additional operations in the EU, including potentially conducting preclinical and clinical trials. With such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR.

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

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the District Court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of our officers and directors. The complaints alleged that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of MannKind’s common stock. The plaintiffs are seeking monetary damages. In November 2016, the court in Israel dismissed one of the actions without prejudice. In the remaining action, the district court ruled in October 2017 that U.S. law will apply to this case.  The plaintiff has appealed this ruling to the Supreme Court of Israel, which will hear arguments on the jurisdictional matter later this year. We intend to vigorously defend against these claims. If we are not successful in our defense, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if such claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

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

The FDA and other regulatory authorities impose significant restrictions on approved products through regulations on advertising, promotional and distribution activities. This oversight encompasses, but is not limited to, direct-to-consumer advertising, healthcare provider-directed advertising and promotion, sales representative communications to healthcare professionals, promotional programming and promotional activities involving the Internet. Regulatory authorities may also review industry-sponsored scientific and educational activities that make representations regarding product safety or efficacy in a promotional context. The FDA and other regulatory authorities may take enforcement action against a company for promoting unapproved uses of a product (such as off-label uses) or for other violations of its advertising and labeling laws and regulations. Enforcement action may include product seizures, injunctions, civil or criminal penalties or regulatory letters, which may require corrective advertising or other corrective communications to healthcare professionals. Enforcement action may also result in exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs.  Failure to comply with such regulations also can result in adverse publicity or increased scrutiny of company activities by the U.S. Congress or other legislators. Certain states have also adopted regulations and reporting requirements surrounding the promotion of pharmaceuticals. Failure to comply with state requirements may affect our ability to promote or sell our products in certain states.

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

Our stock price is volatile and may affect the market price of our common stock and other securities.*

Between January 1, 2014 and June 30, 2018, our closing stock price as reported on The Nasdaq Global Market has ranged from $0.71 to $54.80, adjusted for the reverse stock split that occurred during this period. The trading price of our common stock is likely to continue to be volatile. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue.

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

The future sale of our common stock or the exchange or conversion of our convertible debt into, or exercise of our outstanding warrants for, common stock could negatively affect the market price of our common stock and other securities.*

As of June 30, 2018, we had 145,619,293 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise the issuance of additional shares of our common stock upon the exchange or conversion of some or all of our 2021 notes, , 2019 Notes, Tranche B notes, or the Mann Group Loan Arrangement, or upon issuance of our outstanding warrants, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

4.15

Exchange and Seventh Amendment to Facility Agreement, dated June 8, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on June 11, 2018).

4.16

Exchange and Eighth Amendment to Facility Agreement, dated July 12, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 13, 2018).

4.17

Indenture, by and between MannKind and U.S. Bank (dated October 30, 2017 (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 30, 2017).

4.18

Form of 5.75% Convertible Senior Subordinated Exchange Note due 2021 (incorporated by reference to Exhibit A of Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 30, 2017).

4.19

Form of Warrant to Purchase Common Stock issued November 16, 2015 (incorporated by reference to Exhibit 4.17 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 15, 2016).

4.20

Amended and Restated Promissory Note made by MannKind in favor of The Mann Group LLC, dated March 11, 2018 (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on March 12, 2018).

4.21

Form of Common Stock Purchase Warrant issued April 9, 2018 (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on April 6, 2018).

10.1*

MannKind Corporation Market Price Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to MannKind’s registration statement Form S-8 (File No. 333-225428), filed with the SEC on June 5, 2018).

Exhibit Number	Description of Document
10.2

Form of Securities Purchase Agreement, dated April 5, 2018 (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on April 6, 2018).

10.3

Exchange Agreement, dated May 25, 2018, by and among MannKind Corporation and certain holders of MannKind Corporation’s 5.75% Convertible Senior Notes due 2021 (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 25, 2018).

10.4

Exchange and Seventh Amendment to Facility Agreement, dated June 8, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on June 11, 2018).

10.5

Exchange and Eighth Amendment to Facility Agreement, dated July 12, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 13, 2018).

10.6**

Third Amendment to Supply Agreement, dated April 11, 2018, by and between MannKind and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.8 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on May 9, 2018).

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

Dated: August 2, 2018	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ STEVEN B. BINDER
Steven B. Binder
Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)