Form 10-Q
period 2018-09-30
MANNKIND CORP
filed 2018-11-01
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number: 000-50865

MannKind Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3607736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30930 Russell Ranch Road, Suite 300 Westlake Village, California	91362
(Address of principal executive offices)	(Zip Code)

(818) 661-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of October 22, 2018, there were 159,597,573 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2018

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$10,446	$43,946
Restricted cash	527	4,409
Accounts receivable, net	2,752	2,789
Inventory	2,785	2,657
Deferred costs from commercial product sales	—	405
Prepaid expenses and other current assets	3,015	3,010
Total current assets	19,525	57,216
Property and equipment, net	25,632	26,922
Other assets	199	437
Total assets	$45,356	$84,575

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,815	$6,984
Accrued expenses and other current liabilities	13,434	12,449
Facility financing obligation	14,202	52,745
Deferred revenue, net	—	3,038
Deferred payments from collaboration - current	10,095	250
Recognized loss on purchase commitments - current	16,081	12,131
Total current liabilities	59,627	87,597
Note payable to related party	72,143	79,666
Accrued interest - note payable to related party	5,692	2,347
Senior convertible notes	19,133	24,411
Recognized loss on purchase commitments - long term	84,362	97,585
Deferred payments from collaboration - long term	2,638	500
Milestone rights liability	7,202	7,201
Total liabilities	250,797	299,307
Commitments and contingencies (Note 12)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value - 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value - 280,000,000 shares authorized, 159,497,573 and 119,053,414 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,594	1,192
Additional paid-in capital	2,723,232	2,638,992
Accumulated other comprehensive loss	(18)	(18)
Accumulated deficit	(2,930,249)	(2,854,898)
Total stockholders' deficit	(205,441)	(214,732)
Total liabilities and stockholders' deficit	$45,356	$84,575

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Net revenue - commercial product sales	$4,387	$1,981	$11,542	$4,726
Net revenue - collaborations	82	62	232	187
Revenue - other	—	—	53	2,302
Total revenues	4,469	2,043	11,827	7,215
Expenses:
Cost of goods sold	5,303	4,575	14,406	12,210
Research and development	2,043	4,361	7,653	10,611
Selling, general and administrative	19,394	17,725	61,740	51,681
Property and equipment impairment	—	92	—	203
(Gain) Loss on foreign currency translation	(728)	3,684	(3,107)	12,077
Gain on purchase commitments	—	(215)	—	(215)
Total expenses	26,012	30,222	80,692	86,567
Loss from operations	(21,543)	(28,179)	(68,865)	(79,352)
Other (expense) income:
Change in fair value of warrant liability	—	(1,289)	—	5,488
Interest income	144	65	305	178
Interest expense on notes	(993)	(2,310)	(4,496)	(7,438)
Interest expense on note payable to related party	(1,074)	(1,173)	(3,234)	(2,608)
Loss on extinguishment of debt	(712)	—	(765)	(830)
Other income	10	—	71	13
Total other expense	(2,625)	(4,707)	(8,119)	(5,197)
Loss before provision for income taxes	(24,168)	(32,886)	(76,984)	(84,549)
Income tax expense	—	—	(240)	—
Net loss	$(24,168)	$(32,886)	$(77,224)	$(84,549)
Net loss per share - basic and diluted	$(0.16)	$(0.31)	$(0.56)	$(0.84)
Shares used to compute basic and diluted net loss per share	153,597	104,703	138,307	100,136

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(24,168)	$(32,886)	$(77,224)	$(84,549)
Other comprehensive income:
Cumulative translation gain (loss)	—	1	(1)	4
Comprehensive loss	$(24,168)	$(32,885)	$(77,225)	$(84,545)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,224)	$(84,549)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	2,489	2,707
Stock-based compensation expense	5,715	3,763
Loss on extinguishment of debt, net	765	830
(Gain) Loss on sale, abandonment/disposal or impairment of property and equipment	(10)	179
(Gain) Loss on foreign currency translation	(3,107)	12,077
Gain on purchase commitments	—	(215)
Interest on note payable to related party	3,345	2,608
Change in fair value of warrant liability	—	(5,488)
Write-off of inventory	1,792	1,793
Other, net	106	44
Changes in operating assets and liabilities:
Accounts receivable, net	(74)	(1,502)
Receivable from Sanofi	—	30,557
Inventory	(1,920)	(2,591)
Deferred costs from commercial product sales	—	(234)
Prepaid expenses and other current assets	(5)	1,303
Other assets	200	166
Accounts payable	(1,169)	2,099
Accrued expenses and other current liabilities	560	2,889
Deferred revenue	—	(398)
Deferred payments from collaborations	11,983	(187)
Recognized loss on purchase commitments	(6,165)	(648)
Net cash used in operating activities	(62,719)	(34,797)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of asset held for sale	—	16,651
Proceeds from sale of property and equipment	10	24
Net cash provided by investing activities	10	16,675
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from direct placement of common stock	28,000	—
Issuance cost associated with direct placement	(1,610)	—
Principal payments on facility financing obligation	(2,000)	(4,000)
Borrowings on note payable to related party	—	19,429
Payment of employment taxes related to vested restricted stock units	(184)	(110)
Proceeds from issuance of common stock pursuant to at-the-market issuance	819	—
Issuance cost of at-the-market transactions	(33)	—
Proceeds from market price stock purchase plan	335	—
Net cash provided by financing activities	25,327	15,319
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(37,382)	(2,803)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	48,355	22,895
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$10,973	$20,092
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash, net of amounts capitalized	$2,895	$6,373
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payment of note obligations through common stock issuance	$42,912	$11,000
Payment of note payable to related party through common stock issuance	$8,160	$—
Capitalization of interest on note payable to related party	$—	$10,716
Accrued but unpaid debt issuance costs	$146	$—
Reclassification of warrant liability to Additional paid-in capital	$—	$1,893

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2018 may not be indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates or assumptions. Management considers many factors in selecting appropriate financial accounting policies, and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. The more significant estimates reflected in these accompanying condensed consolidated financial statements include revenue recognition and gross-to-net adjustments, product return, assessing long-lived assets for impairment, clinical trial expenses, inventory costing and recoverability, recognized loss on purchase commitments, milestone rights liability, stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets.

Business — MannKind is a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for diseases such as diabetes and pulmonary arterial hypertension. The Company’s only approved product, Afrezza (insulin human) Inhalation Powder, is a rapid-acting inhaled insulin that was approved by the U.S. Food and Drug Administration (the “FDA”) in June 2014 to improve glycemic control in adults with diabetes. Afrezza became available by prescription in United States retail pharmacies in February 2015.  Currently, the Company promotes Afrezza to endocrinologists and certain high-prescribing primary care physicians in the United States through its own specialty sales force. Outside of the United States, subject to receipt of the necessary foreign regulatory approvals, the Company’s strategy is to establish regional partnerships for the commercialization of Afrezza in foreign jurisdictions where there are commercial opportunities.

Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is not currently profitable and has rarely generated positive net cash flow from operations. As of September 30, 2018, the Company had an accumulated deficit of $2.9 billion. In order to conform to the 2018 presentation in the Statement of Cash Flows, we reclassified approximately $1.8 million from changes in inventory to inventory write-off in 2017 and $0.2 million from other to loss on sale, abandonment/disposal or impairment of property and equipment in 2017.

At September 30, 2018, the Company’s capital resources consisted of cash and cash equivalents of $10.4 million and $0.5 million of restricted cash. The Company expects to continue to incur significant expenditures to support commercial manufacturing, sales and marketing of Afrezza, collaboration work and the development of product candidates in the Company’s pipeline. The facility agreement (as amended, the “Facility Agreement”) with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) that resulted in the issuance of 9.75% Senior Convertible Notes due 2019 (“2019 notes”) and 8.75% Senior Convertible Notes due 2019 (“Tranche B notes”) (see Note 7 — Borrowings) requires the Company to maintain at least $20.0 million in cash and cash equivalents as of October 31, 2018 and December 31, 2018 and $25.0 million in cash and cash equivalents as of the end of each fiscal quarter after December 31, 2018.

As of September 30, 2018, the Company had $104.7 million principal amount of outstanding borrowings. The Company entered into certain transactions related to these borrowings during 2017 and 2018 that are more fully described in Note 6 — Related-Party Arrangements, Note 7 – Borrowings.

The Company’s currently available cash and financing sources will not be sufficient to continue to meet its current and anticipated cash requirements. The Company plans to raise additional capital, whether through a sale of equity or debt securities, strategic business collaboration agreements with other companies, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to continue the development and commercialization of Afrezza and other product candidates and to support its other ongoing activities. The Company cannot provide assurances that such additional capital will be available on acceptable terms or at all. Successful completion of these plans is dependent on factors outside of the Company’s control.  As such, management cannot be certain that such plans will be effectively implemented within one year after the date that the financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition – Net Revenue – Commercial Product Sales – The Company sells Afrezza to a limited number of wholesale distributors and specialty pharmacies in the U.S. (collectively, its “Customers”). These Customers subsequently resell the Company’s product to retail pharmacies and certain medical centers or hospitals. Specialty pharmacies sell directly to patients. In addition to distribution agreements with Customers, the Company enters into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s product.

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

Voucher Program – Under the voucher program, potential new patients are given vouchers which they can provide to retailers for a free product. The retailers provide the product to the patient for free and pay the wholesaler for the product, who pays the Company.  The retailers submit the vouchers to a program administrator who pays the retailer for the product.  The administrator then invoices the Company for the amount of vouchers paid plus a fee. Accordingly, on a net basis, it is not probable that the Company will receive the consideration to which it is entitled from the sale of product under the voucher program. Therefore, the Company excludes such amounts from both gross and net revenue.  The cost of product associated with the voucher program is included in cost of goods sold.

Reserves for Variable Consideration — Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its Customers, payors, and other indirect customers relating to the Company’s sale of its product. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and result in a reduction of accounts receivable or establishment of a current liability.

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

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplate application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of September 30, 2018 and, therefore, the transaction price was not reduced further during the nine months ended September 30, 2018. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net revenue – commercial product sales and earnings in the period such variances become known.

Trade Discounts and Allowances — The Company generally provides Customers with discounts which include incentive fees, such as prompt pay discounts, that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its Customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of product to the Customers and, therefore, these payments have been recorded as a reduction of revenue and a reduction to accounts receivable, net.

Product Returns — Consistent with industry practice, the Company generally offers Customers a right of return for unopened product that has been purchased from the Company for a period beginning six months prior to and ending twelve months after its expiration date, which lapses upon shipment to a patient. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to accounts receivable, net. The Company currently estimates product returns using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company’s current return reserve rate is estimated to be 3.8%.

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

As of December 31, 2017, prior to the adoption of Topic 606, the ending balance for net deferred revenue, was $3.0 million, on the Company’s condensed consolidated balance sheets, which is presented net of $1.5 million in gross-to-net revenue adjustments. On January 1, 2018, deferred revenue was adjusted to zero as a result of the adoption of Topic 606 as disclosed below. For the three and nine months ended September 30, 2018, shipments to three wholesale distributors represented 90% and 89%, respectively, of total shipments, compared with 92% for each of the same two periods in 2017.

Revenue Recognition – Net Revenue – Collaborations — The Company enters into out-licensing agreements under which the Company licenses certain rights to its product candidates to third parties. The terms of these arrangements may include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory, and commercial milestone payments; payments for manufacturing supply services the Company provides; and royalties on net sales of licensed products and sublicenses of the rights. Each of these payments may result in license, collaborations, or other revenue, except revenue from royalties on net sales of licensed products, which would be classified as royalty revenue.

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

Licenses of Intellectual Property — If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company will evaluate the measure of progress for each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. Revenue from licenses of intellectual property is included in Net revenue - collaborations in the condensed consolidated statement of operations.

Milestone Payments — At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the customer, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as, or when, the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaborations, other revenue, and earnings in the period of adjustment.

Manufacturing Supply Services — Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply, at the customer’s discretion, are generally considered as options. The Company assesses if these options provide a material right to the licensee and, if so, they are accounted for as separate performance obligations. If the Company is entitled to additional payments when the licensee exercises these options, any additional payments are recorded in license, collaborations, or other revenue when the customer obtains control of the goods, which is upon delivery.

Royalties — For licensing arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied). For sales of intellectual property that include sales-based royalties, the Company estimates the amount of variable consideration that it will receive from the sales-based royalty. The Company has not recognized any royalty revenue in 2017 or 2018 resulting from the sale of its intellectual property which is more fully described in Note 9, Sale of Intellectual Property.

Revenue Recognition — Revenue —  Other — Revenue-other consists of revenue from revenue from research and development work on behalf of a third party as well as bulk insulin sales.   For the nine months ended September 30, 2017, revenue – other consists of $2.3 million of revenue from bulk insulin sales and sale of intellectual property to Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun”) which is more fully described in Note 9 – Sale of Intellectual Property.

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

Restricted Cash – The Company records restricted cash when cash and cash equivalents are restricted as to withdrawal or usage. The Company presents amounts of restricted cash that will be available for use within 12 months of the reporting date as restricted cash in current assets. Restricted cash amounts that will not be available for use in the Company’s operations within 12 months of the reporting date are presented as restricted cash in long term assets.

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

Recognized Loss on Purchase Commitments — The Company assesses whether losses on long term purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for the future purchases are recognized unless recoverable. When making the assessment, the Company also considers whether it is able to renegotiate with its vendors. The recognized loss on purchase commitments is reduced as inventory items are received. If, subsequent to an accrual, a purchase commitment is successfully renegotiated, the gain is recognized in the Company’s consolidated statement of operations. The liability balance of the recognized loss on purchase commitments is $100.4 million as of September 30, 2018.   No new contracts were identified in 2018 or 2017 that required a new loss on purchase commitment accrual.

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

The computation of basic and diluted net loss per share for the nine months ended September 30, 2018 and 2017 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	September 30,
	2018	2017
Vesting of restricted stock units	1,169,340	1,147,688
Employee stock purchase plan	97,598	142,888
Exercise of common stock options	11,431,526	7,183,837
Conversion of convertible notes into common stock	3,629,627	814,561
Conversion of convertible related party notes into common stock	21,909,541	—
Exercise of common stock warrants	31,856	31,856
Exercise of warrants associated with direct placement	14,000,000	—
	52,269,488	9,320,830

Impact of Adoption of the New Revenue Guidance – The Company applied the new revenue guidance using the modified retrospective approach to all contracts with the cumulative effect of initial application recognized as of January 1, 2018. Revenue amounts and comparative information prior to this adoption date have not been restated and continue to be accounted for under the previous accounting guidance.

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

The cumulative effect of the changes made to the condensed consolidated January 1, 2018 balance sheet for the adoption of the new revenue guidance was as follows (in thousands):

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
(4)	To eliminate deferred revenue previously required by the sell-through method
(5)	To record the net impact of (1)-(4) in opening accumulated deficit

In accordance with the new revenue guidance, the disclosure of the impact of adoption on the condensed consolidated balance sheet and the condensed consolidated statement of operations and cash flows was as follows (in thousands):

Condensed Consolidated Balance Sheet
	For the nine months ended September 30, 2018
	As Reported	Adjustments	Balances without adoption of Topic 606
Assets
Accounts receivable, net	$2,752	$417	$3,169
Deferred costs from commercial product sales	—	763	763

Liabilities
Accrued expenses and other current liabilities	$13,434	$(588)	$12,846
Deferred revenue, net	—	3,601	3,601

Equity
Accumulated deficit	$(2,930,249)	$(1,833)	$(2,932,082)

Condensed Consolidated Statement of Operations
	For the nine months ended September 30, 2018
	As Reported	Adjustments	Balances without adoption of Topic 606
Revenue
Net revenue - commercial product sales	$11,542	$(778)	$10,764

Expenses
Cost of goods sold	$14,406	$(975)	$13,431
Net loss	(77,224)	(196)	(77,420)

	For the three months ended September 30, 2018
	As Reported	Adjustments	Balances without adoption of Topic 606
Revenue
Net revenue - commercial product sales	$4,387	$(654)	$3,733

Expenses
Cost of goods sold	$5,303	$(790)	$4,513
Net loss	(24,168)	(137)	(24,305)

	For the nine months ended September 30, 2018
	As Reported	Adjustments	Balances without adoption of Topic 606
Cash Flows from Operating Activities
Net loss	(77,224)	$(196)	$(77,420)
Change in:
Accounts receivable, net	(74)	111	37
Deferred costs from commercial product sales	—	358	358
Accrued expenses and other current liabilities	560	(588)	(28)
Deferred revenue, net	—	(563)	(563)
Cash (used in) provided by operating activities	(62,719)	(878)	(63,597)

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all leasees recognize the assets and liabilities that arise from operating leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The new standard will be effective on January 1, 2019 and will result in an increase of assets and liabilities of approximately $6.0 million.

On June 20, 2018, the FASB issued ASU No. 2018-07, Compensation—Stock-based compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. The new standard simplifies the account for share-based payments made to nonemployees for goods and services as most of the new guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The new standard will be effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its condensed consolidated financial statements.

2. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Accounts receivable, gross	$3,944	$2,842
Wholesaler distribution fees and prompt pay discounts	(775)	(53)
Reserve for returns	(417)	—
Accounts receivable, net	$2,752	$2,789

As of December 31, 2017 the Company did not have a return reserve as the Company was on the sell-through method (as described in Note 1 – Description of Business and Significant Accounting Policies).

As of September 30, 2018 and December 31, 2017, the allowance for doubtful accounts was de minimis. As of September 30, 2018 and December 31, 2017, the Company had three wholesale distributors representing approximately 94% and 93% of gross accounts receivable, respectively.

3. Inventories

Inventories consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$951	$572
Work-in-process	732	1,273
Finished goods	1,102	812
Total inventory	$2,785	$2,657

Work-in-process and finished goods as of September 30, 2018 and December 31, 2017 include conversion costs but not all material costs because much of the materials used in its production were previously written off.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand at September 30, 2018. For the three and nine months ended September 30, 2018 the Company recorded a $1.0 million and $1.8 million write-off, respectively.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Useful Life (Years)	September 30, 2018	December 31, 2017
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	34,957	34,957
Machinery and equipment	3-15	62,615	62,681
Furniture, fixtures and office equipment	5-10	3,106	3,556
Computer equipment and software	3	8,416	8,416
		127,358	127,874
Less accumulated depreciation		(101,726)	(100,952)
Total property and equipment, net		$25,632	$26,922

Depreciation expense related to property and equipment for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation Expense	$404	$454	$1,289	$1,350

During the nine months ended September 30, 2018, the Company disposed of $0.5 million of certain fully depreciated furniture, fixtures and office equipment which were no longer in service. Therefore, the cost and associated accumulated depreciation for these items were removed from the balance sheet.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	September 30, 2018	December 31, 2017
Salary and related expenses	$7,358	$7,260
Current portion of milestone rights liability	1,643	1,643
Professional fees	830	1,007
Discounts and allowances for commercial product sales	1,868	873
Sales and marketing services	162	147
Restructuring	—	362
Accrued interest	767	567
Other	806	590
Accrued expenses and other current liabilities	$13,434	$12,449

Accrued salary and related expenses includes $0.5 million in selling, general and administrative costs related to transitioning certain corporate support functions from Connecticut to the corporate headquarters in California.

6. Related Party Arrangements

Related party debt consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Principal amount	$71,506	$79,666
Unamortized premium	699	—
Unaccreted debt issuance costs	(62)	—
Net carrying amount	$72,143	$79,666

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

The Company analyzed this amendment and concluded that the transaction represented an extinguishment of the related party note and recorded a $0.8 million loss on extinguishment of debt. As a result of the extinguishment the Company recorded a debt premium of $0.7 million and debt issuance costs of $0.1 million during the nine months ended September 30, 2018.

On March 11, 2018, the Company and The Mann Group entered into a common stock purchase agreement pursuant to which the Company agreed to issue to The Mann Group and The Mann Group agreed to purchase 3,000,000 shares of the Company’s common stock at a price per share of $2.72, which represented the closing price of the Company’s common stock on March 9, 2018. As payment for the purchase price for the shares, The Mann Group agreed to cancel $8.2 million in principal amount under the Mann Group Loan Arrangement, with the principal payment to be reflected in the amended and restated Mann Group Loan Arrangement. The purchased shares were issued in a private placement.

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

As of September 30, 2018 and December 31, 2017, the Company had accrued unpaid interest related to the above note of $5.7 million and $2.3 million, respectively. As of September 30, 2018 and December 31, 2017 there were no additional amounts available for future borrowings. Interest expense (excluding the amortization of debt premium and debt issuance costs) for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense on note payable to related party	$1,074	$1,173	$3,234	$2,608

Amortization of the premium and accretion of debt issuance costs related to the related party notes for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization of debt premium	$59	$—	$125	$—
Accretion expense - debt issuance cost	$6	$—	$13	$—

In May 2015, the Company entered into a sublease agreement with the Alfred Mann Foundation for Scientific Research (the “Mann Foundation”), a California not-for-profit corporation. The lease was for approximately 12,500 square feet of office space in Valencia, California, which expired in April 2017 and was  renewed on a month-to-month basis at a rate of $20,000 per month until August 31, 2017 at which time the Company moved into its new corporate headquarters in Westlake Village, California (see Note 12 — Commitments and Contingencies). Lease Payments to the Mann Foundation for the three and nine months ended September 30, 2017 were $40,000 and $161,000, respectively.

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

7. Borrowings

Borrowings consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Facility Financing Obligation (2019 Notes and Tranche B Notes)
Principal amount	$14,495	$54,407
Unamortized debt issuance costs and debt discount	(293)	(1,662)
Net carrying amount	$14,202	$52,745
Senior Convertible Notes (2021 Notes)
Principal amount	$18,690	$23,690
Unamortized debt issuance costs and debt premium	443	721
Net carrying amount	$19,133	$24,411
Note payable to related party - net carrying amount	$72,143	$79,666

Total debt - net carrying amount	$105,478	$156,822

In addition to the Mann Group Loan Arrangement described in Note 6, as of September 30, 2018, the Company’s outstanding borrowings consisted of $18.7 million principal amount of the Senior Convertible Notes due 2021 bearing interest at 5.75% per annum and maturing on October 23, 2021, as well as $14.5 million principal amount of the Facility Financing Obligation, which is comprised of the following:

•

A principal amount of $12.0 million of 2019 notes bearing interest at 9.75% per annum. Interest is payable in cash quarterly in arrears in the last business day of March, June, September and December of each year. As of September 30, 2018, the principal amounts due and payable were as follows: $3.0 million at the earlier of October 31, 2018 or the first business day following the date the Company receives a specified payment from United Therapeutics Corporation (“United Therapeutics”) as described below and $9.0 million in July 2019, and

•

A principal amount of $2.5 million of Tranche B notes due and payable in May 2019 and bearing interest at 8.75% per annum. Interest is payable in cash quarterly in arrears on the last business day of March, June, September and December of each year.

These borrowings are further described below:

Facility Financing Obligation (2019 Notes and Tranche B notes) – The Facility Financing Obligation was initially entered into in 2013 between the Company and Deerfield through the issuance of multiple tranches of notes that provided for aggregate borrowings of $120.0 million in 2019 notes and $20.0 million in Tranche B notes. As individual tranches have neared their maturity dates, the Company has repaid such tranches in whole or in part or agreed with Deerfield to exchange all or a portion of the outstanding principal for shares of the Company’s common stock as described more fully below.

On April 18, 2017, the Company entered into an Exchange Agreement with Deerfield pursuant to which the Company agreed to, among other things, (i) repay $4.0 million principal amount under the Tranche B notes; (ii) exchange $1.0 million principal amount under the Tranche B notes for 869,565 shares of the Company’s common stock (the “Tranche B Exchange Shares”); and (iii) exchange $5.0 million principal amount under the 2019 notes for 4,347,826 shares of the Company’s common stock (together with the “Tranche B Exchange Shares,” the “April Exchange Shares”). The exchange price for the April Exchange Shares was at a discounted price of $1.15 per share.

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

On June 29, 2017, the Company entered into the Third Amendment to the Facility Agreement with Deerfield, pursuant to which the Company agreed to, among other things, (i) exchange $5.0 million principal amount under the Company’s 2019 notes for 3,584,230 shares of the Company’s common stock (the “June Exchange Shares”) at an exchange price of $1.395 per share and (ii) amend the Facility Agreement, to (A) defer the payment of $10.0 million in principal amount of the 2019 notes from the original July 18, 2017 due date to August 31, 2017, which was further deferred to October 31, 2017 upon the Company’s delivery on August 31, 2017 and October 30, 2017 of a written certification to Deerfield that certain conditions had been met, including that no event of default under the Facility Agreement had occurred, Michael E. Castagna remains the Company’s Chief Executive Officer, the Company received the advance from The Mann Group (see Note 6 — Related-Party Arrangements), the Company had at least $10.0 million in cash and cash equivalents on hand, no material adverse effect on the Company had occurred, the engagement letter between the Company and Greenhill & Co., Inc. (“Greenhill”) remained in full force and effect and Greenhill had remained actively engaged in exploring capital structure and financial alternatives on behalf of the Company in accordance with such engagement letter (collectively, the “Extension Conditions”), and (B) amend the Company’s financial covenant under the Facility Agreement to provide that, if the Extension Conditions remain satisfied, the obligation under the Facility Agreement to maintain at least $25.0 million in cash and cash equivalents as of the end of each quarter was reduced to $10.0 million as of August 31, 2017, September 30, 2017, October 31, 2017 and December 31, 2017 if certain conditions were met. We met the conditions at each of these month-ends.

The Company determined that the principal amount repaid and exchanged under the 2019 notes represented the principal amount that would have otherwise become due and payable under the 2019 notes. As a result, the $5.0 million prepayment was not considered to be a troubled debt restructuring. Accordingly, the Company accounted for the transaction by recording a loss on extinguishment of debt of $0.5 million on June 29, 2017 which was calculated as the difference between the reacquisition price and the net carrying value of the related debt. The net carrying value of the related debt includes the acceleration of the debt discount and issuance costs amounting to approximately $0.3 million as a result of the transaction. The reacquisition price was calculated using the fair value of the June Exchange Shares on June 29, 2017. The fair value of the June Exchange Shares was determined to be $1.45 per share which represented the closing price of the Company’s common stock on June 29, 2017.

On October 23, 2017, the Company entered into a Fourth Amendment to the Facility Agreement with Deerfield, pursuant to which the parties (i) deferred the payment of $10.0 million in principal amount (the “October Payment”) of the Facility Financing Obligation from October 31, 2017 to January 15, 2018, with the Company depositing an amount of cash equal to the October Payment into an escrow account until the October Payment has been satisfied in full (subject to early release to the extent that portions of the October Payment are satisfied through the exchange of principal for shares of the Company’s common stock), and (ii) amended and restated the Facility Financing Obligation and the Tranche B notes to provide that Deerfield may convert the principal amount under such notes from time to time into an aggregate of up to 4,000,000 shares of the Company’s common stock after the effective date of the Fourth Amendment. The conversion price will be the greater of (i) the average of the volume weighted average price per share of the Company’s common stock for the three trading day period immediately preceding the date of any election by Deerfield to convert principal amounts of such notes and (ii) $3.25 per share, subject to adjustment under certain circumstances. Any conversions of principal by Deerfield under such notes will be applied first to reduce the October Payment, and after the October Payment has been satisfied, to reduce other principal payments due.

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

On January 15, 2018, the Company entered into a Fifth Amendment to the Facility Agreement with Deerfield, pursuant to which the parties deferred the payment date for the $4.4 million remaining October 2017 Tranche 4 Principal Payment from January 15, 2018 to January 19, 2018. Concurrent with this amendment the Company entered into a First Amendment to Escrow Agreement to extend the escrow period to January 19, 2018 to align with the amended payment date under the Fifth Amendment.

On January 18, 2018, the Company entered into an Exchange and Sixth Amendment to Facility Agreement with Deerfield, pursuant to which, among other things, the Company agreed to issue to Deerfield an aggregate of 1,267,972 shares of its common stock, in exchange for $3.2 million of the 2019 notes, an exchange rate of $2.49 per share. In addition, the parties deferred the payment date for the $1.3 million remaining principal amount of the 2019 notes (the “Remaining Payment”) from January 19, 2018 to May 6, 2018.

The Company and Deerfield also amended the outstanding 2019 notes and Tranche B notes to provide that Deerfield may, subject to the terms of the Sixth Amendment, convert principal amounts of the 2019 notes and Tranche B notes from time to time into an aggregate of up to 10,000,000 shares of the Company’s common stock (excluding the exchange shares issued to Deerfield on January 18, 2018). The conversion price was set at the greater of (i) the average of the volume weighted average price per share of the Company’s common stock for the three trading day period immediately preceding the date of any election by Deerfield to convert principal amounts and (ii) $2.75 per share, subject to adjustment under certain circumstances described in the 2019 notes and Tranche B notes. Any conversions of principal will be applied first to reduce the Remaining Payment, and thereafter to reduce other principal payments.

In connection with the Sixth Amendment, the Company also entered into a Second Amendment to Escrow Agreement, dated January 18, 2018, with Deerfield and US Bank, pursuant to which the parties extended the period of the escrow established thereunder to May 6, 2018, corresponding to the extended payment date.

The Company determined that the Fifth and Sixth Amendments did not include any concessions and that the change of the conversion option was not substantive and therefore it was not considered to be a troubled debt restructuring. Accordingly, the Company accounted for the transaction as a modification.

On March 6, 2018 Deerfield converted the remaining $1.3 million of principal amount due under the 2019 notes for 441,618 shares of the Company’s common stock. The fair value of these exchange shares was determined to be $2.83 per share representing the average of the volume weighted average price per share of the Company’s common stock for the three trading day period immediately preceding the date of the election by Deerfield to convert as reported on the Nasdaq Global Market. The Escrow Agreement with Deerfield and US Bank, was terminated as the required payment was satisfied in full as of March 12, 2018.

On March 12, 2018 the Company entered into an Exchange Agreement with Deerfield pursuant to which the Company agreed to, among other things, exchange $5.0 million of principal amount of the Tranche B notes for 1,838,236 shares of the Company’s common stock. The fair value of these exchange shares was determined to be $2.72 per share representing the closing price of the Company’s common stock on March 9, 2018 as reported on the Nasdaq Global Market. The principal amount being exchanged under the Tranche B notes represents the principal amount that would have otherwise become due and payable in May 2018.

On June 8, 2018, the Company entered into an Exchange and Seventh Amendment to Facility Agreement with Deerfield, pursuant to which, among other things, (i) the Company issued to Deerfield 3,061,224 shares of the Company’s common stock in exchange for the cancellation of (a) $3.0 million of $5.0 million principal amount of 2019 notes that was due and payable on July 1, 2018 and (b) $3.0 million of $5 million principal amount of Tranche B notes that was due and payable on December 31, 2019, (ii) the Company’s obligation under the Facility Agreement to maintain at least $25.0 million in cash as of the end of each quarter was reduced to $20 million through December 31, 2018, (iii) the minimum price at which the 2019 notes or Tranche B notes may be converted into shares of the Company’s common stock was reduced from $2.75 to $2.01 per share and (iv) the parties agreed that, on or after June 8, 2018, the 2019 notes and Tranche B notes may be converted into a maximum of 9,558,382 shares of the Company’s common stock. The fair value of the exchange shares issued to Deerfield on June 8, 2018 was determined to be $1.96 per share, representing the closing price of the Company’s common stock on June 8, 2018 as reported on the Nasdaq Global Market.

On July 12, 2018, the Company entered into an Exchange and Eighth Amendment to Facility Agreement with Deerfield, pursuant to which the parties amended the Facility Agreement to, among other things, (i) issue to Deerfield 7,367,839 shares of the Company’s common stock in exchange for the cancellation of (a) $7.0 million of $10.0 million principal amount of 2019 notes that was due and payable on July 18, 2018, (b) $3.0 million of $5.0 million principal amount of 2019 notes that was due and payable on December 31, 2019 and (c) $2.0 million of $2.0 million principal amount of Tranche B notes that was due and payable on December 31, 2019, (ii) defer the payment of $3.0 million in principal amount of 2019 notes from July 18, 2018 to August 31, 2018, (iii) reduce the minimum price at which the remaining notes issued under the Facility Agreement may be converted into shares of the Company’s common stock from $2.01 to $1.80 per share and (iv) provide that, on or after July 12, 2018, such remaining notes may be converted into a maximum of 5,750,000 shares of the Company’s common stock.

On September 5, 2018, the Company entered into a Ninth Amendment to Facility Agreement (the “Ninth Deerfield Amendment”) with Deerfield, pursuant to which the parties amended the Facility Agreement to, among other things, further defer the payment of $3.0 million in principal amount of 2019 notes from August 31, 2018 to September 30, 2018.

Following the Ninth Deerfield Amendment, in September 2018 Deerfield converted $8.0 million in principal amount of 2019 notes and $2.5 million in principal amount of Tranche B notes into an aggregate of 5,749,500 shares of the Company’s common stock in two transactions on September 6 and September 7, 2018. Accordingly, the Company accounted for the transactions by recording a loss on extinguishment of debt of $0.7 million for the three and nine months ended September 30, 2018 which was calculated as the difference between the reacquisition price and the net carrying value of the related debt. The net carrying value of the related debt includes the acceleration of the debt discount and issuance costs amounting to approximately $0.3 million as a result of the transaction. The fair value of the Exchange Shares was determined to be $2.04 and $1.78 per share representing the closing trading price of the Company’s common stock on The Nasdaq Global Market on September 6 and September 7, 2018, respectively.

On September 26, 2018, the Company entered into a Tenth Amendment to Facility Agreement with Deerfield, pursuant to which the parties amended the Facility Agreement, to, among other things, (i) further defer the payment of $3.0 million in principal amount of 2019 notes from September 30, 2018 until the earlier of October 31, 2018 or the first business day following the date the Company receives an upfront payment of $45.0 million from United Therapeutics (See Note 8 – Collaboration Arrangements), and (ii) provide that the Company shall be obligated to maintain at least $20.0 million in cash and cash equivalents as of October 31, 2018 and December 31, 2018 and $25.0 million in cash and cash equivalents as of the end of each fiscal quarter after December 31, 2018. Subsequently, such payment was made to Deerfield on October 18, 2018.

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

As of September 30, 2018 and December 31, 2017, the remaining milestone rights liability balance was $8.8 million. The Company currently estimates that it will reach the next milestone in the first quarter of 2019. Accordingly, $1.6 million in value related to the next milestone payment was recorded in accrued expenses and other current liabilities as of September 30, 2018 and December 31, 2017, resulting in $7.2 million being recorded in milestone rights liability, which is non-current, in the accompanying condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively.

Accretion of debt issuance cost and debt discount during the three and nine months ended September 30, 2018 and 2017, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Accretion expense - debt issuance cost	$14	$7	$32	$39
Accretion expense - debt discount	$375	$431	$1,072	$1,564

The Facility Agreement includes customary representations, warranties and covenants, including a restriction on the incurrence of additional indebtedness. As discussed in Note 1 – Description of Business and Summary of Significant Accounting Policies, the Company will need to raise additional capital to support its current operating plans. Due to the uncertainties related to maintaining sufficient resources to comply with the aforementioned covenant, the Facility Financing Obligation has been classified as a current liability in the accompanying condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017. In the event of non-compliance, Deerfield may declare all or any portion of the Facility Financing Obligation to be immediately due and payable.

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

The Company identified and evaluated a number of embedded features in the notes issued under the Facility Agreement to determine if they represented embedded derivatives that are required to be separated from the notes and accounted for as freestanding instruments. The Company analyzed the Tranche B notes and identified embedded derivatives which required separate accounting. All of the embedded derivatives were determined to have a de minimis value as of September 30, 2018 and December 31, 2017.

Senior Convertible Notes Due 2021 — On October 23, 2017, the Company entered into exchange agreements with the holders of the Company’s 5.75% Senior Convertible Notes due 2018 (the “2018 notes”), pursuant to which the Company agreed to exchange all of the outstanding 2018 notes in the aggregate principal amount of $27.7 million for (i) $23.7 million aggregate principal amount of new 5.75% Senior Convertible notes due 2021 (the “2021 notes”) and (ii) an aggregate of 973,236 shares of its common stock. In addition, the conversion rate was adjusted from $34 per share to $5.15 per share. The 2021 notes were issued at the closing of the exchange on October 23, 2017. The Company analyzed this exchange and concluded that the exchange represents an extinguishment of the 2018 notes and recorded a $0.8 million loss on extinguishment of debt during the last quarter of fiscal year 2017. In addition, unamortized debt issuance costs of $0.3 million and unamortized debt premium of $0.2 million were also written-off during the last quarter of fiscal year 2017.

On May 25, 2018, the Company entered into a privately-negotiated exchange agreement (the “Exchange Agreement”) with certain holders of its 2021 notes, pursuant to which the Company agreed to issue 2,250,000 shares of its common stock in exchange for the cancellation of $5.0 million principal amount of the 2021 notes and unpaid accrued interest thereon. The exchange price for these exchange shares was approximately $2.2567 per share.  The exchange was completed on May 31, 2018. As a result, the Company recognized approximately $0.8 million as extinguishment gain which was calculated based on the difference between the reacquisition price and the net carrying amount of the payment on the debt.

The 2021 notes are the Company’s general, unsecured, senior obligations, except that they are subordinated in right of payment to the Facility Financing Obligation. The 2021 notes rank equally in right of payment with the Company’s other unsecured senior debt. The 2021 notes bear interest at the rate of 5.75% per year on the principal amount, payable semiannually in arrears in cash or, at the option of the Company if certain conditions are met, in shares of the Company’s common stock (the “Interest Shares”), on February 15 and August 15 of each year, beginning February 15, 2018, with interest accruing from August 15, 2017. To date, the interest on the Company’s 2021 notes have been paid in cash and in converted shares. The Company converted $0.4 million accrued interest for 475,520 shares and the fair value of the exchange was $1.13 per share, representing the closing price of the Company’s common stock on August 14, 2018 per the Nasdaq Global Market. The aggregate number of Interest Shares that the Company may issue may not exceed 13,648,300, unless the Company receives stockholder approval to issue Interest Shares in excess of such a number in accordance with the listing standards of the Nasdaq Global Market. Accrued interest related to these notes is recorded in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

The 2021 notes are convertible, at the option of the holder, at any time on or prior to the close of business on the business day immediately preceding the stated maturity date, into shares of the Company’s common stock at an initial conversion rate of 194.1748 shares per $1,000 principal amount of 2021 notes, which is equal to the conversion price of approximately $5.15 per share. The conversion rate is subject to adjustment under certain circumstances described in an indenture governing the 2021 notes.

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

Amortization of the premium and accretion of debt issuance costs related to the 2021 and 2018 notes for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization of debt premium	$35	$62	$119	$182
Accretion expense - debt issuance cost	2	$70	$2	$204

Refer to Note 6 – Related Party Arrangements for information regarding the Note payable to related party.

8. Collaboration Arrangements

United Therapeutics Collaboration Agreement – In September 2018, the Company and United Therapeutics entered into an exclusive global license and collaboration agreement (“the UT License Agreement”) for the rights to the Company’s dry powder formulation of treprostinil (internally designated as “TreT”) and associated inhalation delivery devices. Under the UT License Agreement, United Therapeutics will be responsible for global development, regulatory and commercial activities with respect to TreT. The Company will manufacture clinical supplies and initial commercial supplies of TreT, and long-term commercial supplies will be manufactured by United Therapeutics. As of September 30, 2018, no revenue has been recognized from the UT License Agreement.

Under the terms of the UT License Agreement, the Company received an upfront payment of $45.0 million on October 16, 2018 and may receive potential milestone payments of up to $50.0 million upon the achievement of specified development targets. The Company will also be entitled to receive low double-digit royalties on net sales of TreT. United Therapeutics, at its option, may expand the scope of the products covered by the UT License Agreement to include products with certain other active ingredients for the treatment of pulmonary hypertension. Each such optioned product would be subject to United Therapeutics’ payment to the Company of up to $40.0 million in additional option exercise and development milestone payments, as well as a low double-digit royalty on net sales of any such product. The UT License Agreement became effective on October 15, 2018 following the expiration of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.

United Therapeutics Research Agreement – In September 2018, the Company and United Therapeutics also entered into a research agreement (the “Research Agreement”) for the conduct of research by the Company in connection with multiple potential products, including evaluating the feasibility of preparing a dry powder formulation of a compound for the treatment of pulmonary hypertension outside the scope of the UT License Agreement. In addition, United Therapeutics, at its option, may obtain a license to develop, manufacture and commercialize products based on specified compounds within the drug classes covered by the Research Agreement. Each specified compound advanced into development and commercialization under such a license would be subject to the payment to the Company of additional milestone payments of up to $30.0 million and a low double-digit royalty on net sales of such products. The Company received an upfront payment of $10.0 million, which it will recognize as revenue over time as the performance obligations under the Research Agreement are satisfied. As of September 30, 2018, no revenue has been recognized from the Research Agreement.

Cipla Distribution Agreement — In May 2018, the Company and Cipla Ltd. (“Cipla”) entered into an exclusive agreement for the marketing and distribution of Afrezza in India and the Company received a $2.2 million nonrefundable license fee. Under the terms of the agreement, Cipla will be responsible for obtaining regulatory approvals to distribute Afrezza in India and for all marketing and sales activities of Afrezza in India. The Company is responsible for supplying Afrezza to Cipla. The Company has the potential to receive certain additional regulatory milestone payments, minimum purchase commitment revenue and royalties on Afrezza sales in India once cumulative gross sales have reached a specified threshold.

The nonrefundable licensing fee was recorded in deferred revenue and is being recognized in net revenue – collaborations over 15 years, representing the estimated period to satisfy the performance obligation. The additional potential milestone payments represent variable consideration for which the Company has not recognized any revenue because of the uncertainly of obtaining market approval. The Company also recognized $0.2 million as income tax expense for a payment made to the India tax authority.

Biomm Supply and Distribution Agreement – In May 2017, the Company and Biomm S.A. entered into a supply and distribution agreement for the commercialization of Afrezza in Brazil. Under this agreement, Biomm is responsible for preparing and filing the necessary applications for regulatory approval of Afrezza in Brazil, including from the Agência Nacional de Vigilância Sanitária and, with respect to pricing matters, from the Camara de Regulação de Mercado de Medicamentos.  Upon satisfactory approval from these regulatory bodies, the parties will finalize the economic terms of the collaboration; thereafter, the Company will manufacture and supply Afrezza to Biomm, and Biomm will be responsible for promoting and distributing Afrezza within Brazil.

Receptor Collaborations and License Agreement — In 2016 the Company entered into a collaboration and license agreement (the “Receptor License”) with Receptor Life Sciences, Inc. (“Receptor”) pursuant to which Receptor obtained the option to acquire an exclusive license to develop, manufacture and commercialize certain products that use the Company’s technology to deliver the compounds via oral inhalation.

On December 30, 2016 Receptor exercised its option and paid the Company a $1.0 million nonrefundable option exercise and license fee. Under the Receptor License, the Company may also receive nonrefundable milestone payments upon the completion of certain technology transfer activities and the achievement of specified sales targets as well as royalties upon Receptor’s and its sublicensees’ sale of products.

The $1.0 million license fee received in 2016 was recorded in deferred revenue from collaboration as of December 31, 2016 and is being recognized in net revenue — collaborations over four years, the estimated period over which the Company was required to satisfy the remaining performance obligations. The remaining performance obligations are to provide certain technology transfer activities and to maintain certain patents. Deferred payments from collaboration related to this contract was $0.6 million at September 30, 2018 of which $0.3 million was recorded in current liabilities.

The additional payments referred to above represent variable consideration for which the Company has not recognized any revenue because it is uncertain that Receptor will be able to successfully develop, manufacture or sell product related to this license. Therefore, the receipt of such payments is highly susceptible to factors outside of the Company’s influence, the uncertainty regarding the receipt of these payments is not expected to be resolved for years, and the Company has limited experience with similar contracts. There was no change to the accounting for this contract as a result of the initial application of the new revenue guidance. See Note 1 – Description of Business and Summary of Significant Accounting Policies for additional information on the Company’s revenue recognition accounting policy.

In 2017, the Company entered into a manufacturing and supply agreement with Receptor pursuant to which the Company will provide certain raw materials to Receptor and agreed to provide certain additional research and formulation consulting services to Receptor. For the three and nine months ended September 30, 2018 and 2017 the additional research and formulation services provided to Receptor were de minimis.

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

9. Sale of Intellectual Property

In April, 2017 the Company entered into an agreement to sell certain oncology assets and patents to Shanghai Fosun Pharmaceuticals Industrial Development Co. Ltd. (“Fosun”).  Fosun paid the Company a one-time nonrefundable payment of $0.6 million net of taxes in June 2017 and is required to pay royalties on net sales of products by Fosun and its affiliates and other consideration based on revenues from any licensees. The Company accounted for the transaction as a sale of assets. The Company recorded the $0.6 million in payments received in revenue – other during the second quarter of 2017 as the Company had performed substantially all of its obligations as of June 30, 2017. The royalties and other consideration referred to above represent variable consideration for which the Company has not recognized any revenue because it is uncertain whether and in what period Fosun will be able to sublicense this technology or have the ability to develop, manufacture or sell product utilizing this technology. Therefore receipt of such payments is highly susceptible to factors outside the Company’s influence, the uncertainty regarding the receipt of these payments is not expected to be resolved for years, and the Company has limited experience with similar contracts.

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

Cash Equivalents and restricted cash— Cash equivalents and restricted cash consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash. As of September 30, 2018 and December 31, 2017, the Company held $10.4 million and $48.4 million, respectively, of cash equivalents. For the period ended September 30, 2018, restricted cash was held in an escrow account as well as used to collateralize a letter of credit. The Company held $0.5 million and $4.4 million in restricted cash as of September 30, 2018 and December 31, 2017, respectively. Both are comprised of money market funds. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

Note Payable to Related Party — As of December 31, 2017, prior to the adoption of ASC 2016-01, the fair value of the note payable to related party could not be reasonably estimated as the Company was not able to obtain a similar credit arrangement in the current economic environment. Therefore the fair value is based upon carrying value as of December 31, 2017. The fair value measurement of the note payable is sensitive to the change in yield. If the yield changes by approximately 1%, from 10% to 11%, the fair value of the note payable with the conversion feature would change from $83.6 million to $82.1 million, or $1.5 million and -1.8%. Similarly, if the yield changes by approximately 3% from 10% to 13%, the fair value of the note payable with the conversion feature would change from $83.6 million to $79.3 million, or $4.3 million and -5.1%. If the yield changes by approximately 4% from 10% to 14%, the fair value of the note payable with the conversion feature would change from $83.6 million to $78.0 million, or $5.6 million and -6.7%.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments as of September 30, 2018 and December 31, 2017 (in millions):

		Fair Value
September 30, 2018	Carrying Value	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial liabilities:
Senior convertible notes (2021 notes)	$19.1	$19.7	$19.7
Facility financing obligation	14.2	11.4	11.4
Note payable to related party	72.1	80.7	80.7
Milestone rights	8.8	19.0	19.0
Total financial liabilities	$114.2	$130.8	$130.8

		Fair Value
December 31, 2017	Carrying Value	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial liabilities:
Senior convertible notes (2021 notes)	$24.4	$19.8	$19.8
Facility financing obligation	52.7	54.6	54.6
Milestone rights	8.8	19.1	19.1
Total financial liabilities	$85.9	$93.5	$93.5

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

Embedded Derivatives — The Company identified and evaluated a number of embedded features in the notes issued under the Facility Agreement to determine if they represented embedded derivatives that are required to be separated from the notes and accounted for as freestanding instruments. The Company analyzed the Tranche B notes and identified embedded derivatives, which required separate accounting. All of the embedded derivatives were determined to have a de minimis value at September 30, 2018 and December 31, 2017.

11. Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation	$1,562	$1,247	$5,715	$3,763

During the three months ended September 30, 2018, the Company granted certain employees stock options to purchase an aggregate of 311,800 shares of common stock at a weighted average exercise price of $1.10 per share. The options vest over a four year period. The grant date fair value of these awards is $0.4 million with a weighted average grant date fair value of $1.39 per share, as determined using a Black-Scholes option pricing model.

As of September 30, 2018, there were $1.9 million and $8.6 million of unrecognized compensation expense related to restricted stock units and options, respectively, that vest over the vesting period.

During the three and nine months ended September 30, 2018, the Company recognized $0.3 million and $1.7 million, respectively, of compensation costs related to the performance-based stock options. As of September 30, 2018, there was $1.6 million of unrecognized compensation costs related to stock options subject to performance conditions. The Company evaluates stock awards with performance conditions as the probability that the performance conditions will be met and uses that information to estimate the date at which those performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of September 30, 2018, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline in the Company’s stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against the Company and certain of its officers and directors. In general, the complaints alleged that the Company and certain of its officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court recently ruled that U.S. law will apply to this case.  The plaintiff appealed this ruling to the Supreme Court of Israel, which upheld the ruling of the lower court. The Company will vigorously defend against the claims advanced.

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

On November 9, 2016, the supply agreement with Amphastar was amended to extend the term over which the Company is required to purchase insulin, without reducing the total amount of insulin to be purchased. Under the amendment, remaining annual minimum quantities of insulin to be purchased for calendar years 2018 through 2023 total an aggregate purchase price of €85.8 million at September 30, 2018. The Insulin Supply Agreement specifies that Amphastar will be deemed to have satisfied its obligations with respect to quantity, if the actual quantity supplied is within plus or minus ten percent (+/- 10%) of the quantity set forth in the applicable purchase order. In addition, the aggregate cancellation fees that the Company would incur in the event that certain insulin quantities are not purchased were reduced from $5.3 million for the period October 1, 2016 through 2018 to $3.4 million over the same period. As of September 30, 2018, the remaining annual purchase requirements under the contract are as follows:

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

Unless terminated earlier, the term of the Insulin Supply Agreement with Amphastar expires on December 31, 2023 and can be renewed for additional, successive two year terms upon 12 months’ written notice given prior to the end of the initial term or any additional two year term. The Company and Amphastar each have normal and customary termination rights, including termination for material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy or insolvency of the other party. In addition, the Company may terminate the Insulin Supply Agreement upon two years’ prior written notice to Amphastar without cause or upon 30 days’ prior written notice to Amphastar if a controlling regulatory authority withdraws approval for Afrezza, provided, however, in the event of a termination pursuant to either of these two scenarios, the provisions of the Insulin Supply Agreement require the Company to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination. On April 2, 2018, the Company entered into a foreign currency hedging transaction to mitigate its exposure to foreign currency exchange risks. The hedging transaction hedges against short-term currency fluctuations for the remaining current year purchase requirement amount of €4.4 million and is renewable every 90 days. In 2018, the Company realized a currency loss of approximately $0.5 million in the second quarter of 2018 and $0.1 million in the third quarter of 2018. These amounts are recorded in cost of goods sold.

At September 30, 2018, the Company has other firm commitments with suppliers for an aggregate of $0.1 million.

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

On March 8, 2018 the Company entered into a standby letter of credit for a total of $0.5 million in connection with the Company’s sales force vehicle lease program. The letter of credit is collateralized by a restricted cash account in the amount of $0.5 million. There were no amounts drawn down on this letter of credit as of September 30, 2018.

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

On November 29, 2017, the Company executed an office lease with Russell Ranch Road II LLC to expand the office space for the Company’s corporate headquarters in Westlake Village, California. The office lease will commence in October 2018. The lease requires monthly payments of $35,969, increased by 3% annually, plus the estimated cost of maintaining the property by the landlord. In addition, the Company was entitled to reimbursement from the landlord of up to $56,325 for tenant improvements. As the Company did not exercise the tenant improvement, the amount was used to offset monthly rent. The lease expires January 2023 and provides the Company with a five year renewal option.

Rental expense under all operating leases including office space and equipment was approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively.

Future minimum lease payments are as follows:

2018	$396,000
2019	1,595,000
2020	1,624,000
2021	1,653,000
2022	1,197,000
Thereafter	88,000
$6,553,000

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended. The adoption had no impact on its income tax expense upon adoption for the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities is based on the rates at which they are expected to reverse in the future. The impact of this Act was a decrease of deferred tax assets of approximately $301.0 million, offset by a decrease in valuation allowance of $301.0 million, resulting in no additional income tax expense or benefit. No provisional amount was recorded related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings.

14. Restructuring Charges

As of December 31, 2017, the Company had a remaining restructuring liability of $0.4 million, which is recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The Company has paid out the remainder of this obligation as of September 30, 2018.

15. Subsequent Events

On October 16, 2018, the Company received a $45.0 million upfront payment from United Therapeutics in accordance with the UT License agreement which became effective October 15, 2018.

Pursuant to the Tenth Amendment to Facility Agreement with Deerfield, on October 18, 2018, the Company repaid Deerfield $3.0 principal million amount of 2019 notes, which payment had previously been deferred until the earlier of October 31, 2018 and the first business day following the Company’s receipt of the $45.0 million upfront payment from United Therapeutics.

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

We also believe our Technosphere formulations of active pharmaceutical ingredients have the potential to demonstrate clinical advantages over existing therapeutic options in a variety of therapeutic areas. As one example, we conducted a Phase 1 clinical study of TreT, which is a drug-device combination product for the treatment of patients with pulmonary arterial hypertension. In September 2018, we entered into the UT License Agreement, pursuant to which United Therapeutics became responsible for global development, regulatory and commercial activities with respect to TreT. As resources permit, we intend to explore the feasibility of other Technosphere formulations of active pharmaceutical ingredients.

As of September 30, 2018, we had an accumulated deficit of $2.9 billion and a stockholders’ deficit of $205.4 million. We had a net loss of $24.2 million and $77.2 million for the three and nine months ended September 30, 2018, respectively. We have funded our operations primarily through the sale of equity securities and convertible debt securities, borrowings under the Facility Agreement with Deerfield, borrowings under the Mann Group Loan Arrangement, receipt of a $45.0 million upfront payment under the UT License Agreement, receipt of upfront and milestone payments under the Sanofi License Agreement, which was terminated in 2016, and borrowings under senior secured promissory note and a guaranty and security agreement with an affiliate of Sanofi, which was terminated in 2016. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding, there is substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

The following tables provides a comparison of the revenue categories for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Net revenue - commercial product sales:
Gross revenue from product sales	$8,216	$2,823	$5,393	191%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(3,829)	(842)	(2,987)	(355%)
Net revenue - commercial product sales	4,387	1,981	2,406	121%
Net revenue - collaborations	82	62	20	32%
Total revenues	$4,469	$2,043	$2,426	119%

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Net revenue - commercial product sales:
Gross revenue from product sales	$20,114	$7,091	$13,023	184%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(8,572)	(2,365)	(6,207)	(262%)
Net revenue - commercial product sales	11,542	4,726	6,816	144%
Net revenue - collaborations	232	187	45	24%
Revenue - other	53	2,302	(2,249)	(98%)
Total revenues	$11,827	$7,215	$4,612	64%

Gross revenue from the sales of Afrezza increased 191% and 184% during the three and nine months ended September 30, 2018, respectively compared to the corresponding periods in 2017.

This increase was primarily driven by higher product demand, price increases as well as a more favorable mix of cartridges. Effective as of the beginning of 2018, we adopted Topic ASC 606, the new revenue standard under which we now recognize revenue on a sell-to model rather than a sell-through model. Total estimated gross-to-net adjustments of $3.8 million (47% of gross revenue) and $8.6 million (43% of gross revenue) during the three and nine months ended September 30, 2018, respectively, compared to $0.8 million (30% of gross revenue) and $2.4 million (33% of gross revenue) during the three and nine months ended September 30, 2017 respectively, or an increase of approximately 355% and 262% compared to the same periods in 2017. These increases are due primarily to rebates related to increases in the wholesaler acquisition cost of Afrezza as well as estimated product returns. We were not required to reduce revenue in 2017 for product returns because at that time, we deferred recognition of revenue on Afrezza product delivered to wholesalers until the right of return no longer existed, which occurred at the earlier of the time Afrezza was dispensed from pharmacies to patients or expiration of the right of return.

Net revenue from collaborations recognized in the three and nine months ended September 30, 2018 was related to deferred revenue from Receptor and Cipla of a total of $0.1 million and $0.3 million, respectively, which is more fully described in Note 8 – Collaboration Arrangements of the Notes to the condensed consolidated financial statements included in Part I – Financial Statements (Unaudited).

Revenue – other for the nine months ended September 30, 2018 decreased by 98%. In 2017 we obtained additional revenue from bulk insulin sales to a third party of $1.7 million as well as $0.6 million from the sale of intellectual property.

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

Gain or Loss on Foreign Currency Translation

Under the Insulin Supply Agreement with Amphastar, payment obligations are denominated in Euros. We are required to record the foreign currency translation impact of the U.S. dollar to Euro exchange rate associated with the recognized loss on purchase commitments.

The following table provides a comparison of the expense categories for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Expenses:
Cost of goods sold	$5,303	$4,575	$728	16%
Research and development	2,043	4,361	(2,318)	(53%)
Selling	12,625	10,114	2,511	25%
General and administrative	6,769	7,611	(842)	(11%)
Property and equipment impairment	—	92	(92)	(100%)
(Gain) Loss on foreign currency translation	(728)	3,684	(4,412)	(120%)
Gain on purchase commitment	—	(215)	215	(100%)
Total expenses	$26,012	$30,222	$(4,210)	(14%)

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Expenses:
Cost of goods sold	$14,406	$12,210	$2,196	18%
Research and development	7,653	10,611	(2,958)	(28%)
Selling	35,946	31,191	4,755	15%
General and administrative	25,794	20,490	5,304	26%
Property and equipment impairment	—	203	(203)	(100%)
(Gain) Loss on foreign currency translation	(3,107)	12,077	(15,184)	(126%)
Gain on purchase commitment	—	(215)	$215	(100%)
Total expenses	$80,692	$86,567	$(5,875)	(7%)

Cost of goods sold increased by $0.7 million (16%) and $2.2 million (18%) for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.

The increase for the three months ended September 30, 2018 was primarily attributable to an inventory write off of $0.7 million.

The increase for the nine months ended September 30, 2018 was primarily attributable to a $1.2 million increase in costs associated with Afrezza sales, an increase of manufacturing in excess of costs capitalized into inventory of $0.9 million and realized currency loss in connection with an insulin purchase of $0.4 million. These increases were offset by a $0.3 million settlement of a credit related to a purchase of insulin.

Research and development expenses decreased by $2.3 million (53%) and $3.0 million (28%) during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.

The decrease for the three months ended September 30, 2018 was primarily attributable to $1.0 million decrease in salary-related expenses for personnel who were engaged in research and development activities in the third quarter of 2017 and have transitioned to Afrezza commercial support activities, lower clinical trial spending of $0.9 million in relation the Treprostinil Phase 1 study that was completed the at the end of the second quarter of 2018, a decrease in headcount spending of $0.4 million, and a $0.2 million decrease in research and development supply costs. These were offset by a $0.2 million increase in stock-based compensation expenses and travel expenses.

The decrease for the nine months ended September 30, 2018 was primarily attributable to a $2.2 million decrease in salary-related expenses for personnel who were engaged in research and development activities in 2017 and have transitioned to Afrezza commercial support activities, a decrease in headcount spending of $0.7 million, a decrease in research and development supply costs of $0.5 million, and a decrease in salary related expenses for personnel supporting manufacturing and production activities of $0.4 million. These were offset by an increase in relocation and recruiting fees of $0.6 million and an increase in consulting services costs of $0.4 million in connection with international regulatory activities.

Selling expenses increased by $2.5 million (25%) and $4.8 million (15%) during the three and nine months ended September 30, 2018, respectively, compared to the same period in 2017.

The increase for the three months ended September 30, 2018 was primarily attributable to an increase in marketing and advertising costs of $1.2 million, an increase of $0.9 million related to personnel providing increased Afrezza commercial support as well as an increase in sample costs of $0.3 million.

The increase for the nine months ended September 30, 2018 was primarily attributable to an increase of $3.5 million in headcount-related expenses associated with supporting Afrezza sales in commercial operations and patient support, a $2.2 million increase in salary-related expenses for personnel who were engaged in research and development activities in 2017 and have transitioned to Afrezza commercial support activities such as pharmacovigilance, an increase in stock-based compensation costs of $0.6 million in connection with the performance-based stock options and an increase in our sales force travel costs of $0.6 million. These were offset by a decrease in on-line marketing and media spending of $1.6 million, lower conference spending of $0.3 million and lower facility spending of $0.2 million.

In order to conform to the 2018 presentation above, we reclassified approximately $0.9 million and $2.6 million of personnel costs related to Afrezza medical affair activities from general and administrative expenses to selling expenses. This resulted in a change in selling expenses from $9.2 million and $28.6 million as previously reported in our Form 10-Q filed on November 7, 2017, to $10.1 million to $31.2 million for the three and nine months ended September 30, 2017, respectively.

General and administrative expenses decreased by $0.8 million (11%) and increased by $5.3 million (26%) during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.

The decrease for the three months ended September 30, 2018 was primarily attributable to a $0.4 million decrease in facility cost and a $0.3 million decrease in severance costs. These were offset by an increase in sponsorship spending of $0.1 million.

The increase for the nine months ended September 30, 2018 was primarily attributable to an increase in spending of $2.5 million due to headcount increases in our human resources, accounting, corporate communications, and office support departments, a $1.3 million increase in stock-based compensation expense in connection with performance-based stock options, an increase of $1.1 million in transition costs due to the cost of transitioning certain corporate support functions from Connecticut to our headquarters in California and increase in consulting fees in connection with corporate strategies of $0.9 million. These were offset by a decrease in facility cost of $0.5 million.

In order to conform to the 2018 presentation above, we reclassified approximately $0.9 million and $2.6 million of personnel costs related to Afrezza medical affair activities from general and administrative expenses to selling expenses. This resulted in a change in general and administrative expenses from $8.5 million and $23.1 million as previously reported in our Form 10-Q filed on November  7, 2017, to $7.6 million to $20.5 million for three and nine months ended September 30, 2017, respectively.

Gain or loss on foreign currency translation decreased by $4.4 million (120%) and $15.2 million (126%) during three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. This was primarily attributable to the favorable U.S. dollar to Euro exchange rates associated with the recognized commitment to purchase insulin from Amphastar.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Change in fair value of warrant liability	$—	$(1,289)	$1,289	(100%)
Interest income	144	65	79	122%
Interest expense on notes	(993)	(2,310)	1,317	57%
Interest expense on note payable to related party	(1,074)	(1,173)	99	8%
Loss on extinguishment of debt	(712)	—	(712)	(100%)
Other income (expense)	10	$—	10	100%
Total other income (expense)	$(2,625)	$(4,707)	$2,082	44%

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Change in fair value of warrant liability	$—	$5,488	$(5,488)	(100%)
Interest income	305	178	127	71%
Interest expense on notes	(4,496)	(7,438)	2,942	40%
Interest expense on note payable to related party	(3,234)	(2,608)	(626)	(24%)
Loss on extinguishment of debt	(765)	(830)	65	8%
Other income (expense)	71	13	58	446%
Total other income (expense)	$(8,119)	$(5,197)	$(2,922)	(56%)

During the three months and nine months ended September 30, 2017 we recorded a $0.1 million and a $6.8 million change in fair value of warrant liability, respectively; there was no such impact on our consolidated statements of operations in 2018. On September 29, 2017, we and the four holders of all outstanding A Warrants and B Warrants entered into separate, privately-negotiated exchange agreements, pursuant to which we agreed to issue to such holders an aggregate of 1,292,510 shares of our common stock in exchange for such warrants. The warrant liability associated with the exchanged warrants was adjusted to fair value and reclassified into equity as of September 29, 2017.

Interest expense on notes decreased by $1.3 million (57%) and $2.9 million (40%) for the three and nine months ended September 30, 2018, respectively compared to the same periods in 2017. The decreases for both periods were primarily due to a reduction in principal debt balances.

Interest expense on note payable to related party decreased by $0.1 million (8%) and increased by $0.6 million (24%) for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.

The decrease for the three months ended September 30, 2018 was primarily due a decrease in the principal by approximately $8.2 million in 2018 compared to 2017.

The increase for the nine months ended was primarily due to increased average principal since the second quarter of 2017.

Loss on extinguishment of debt increased by $0.7 million (100%) and decreased by $0.1 million (8%) for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.

The increase for the three months ended September 30, 2018 was primarily due to a $0.7 million loss on extinguishment resulting from two conversions related to our Deerfield exchange transaction entered into in September 2018.

The decrease for the nine months ended September 30, 2018 was primarily due to a $0.7 million loss on extinguishment resulting from two conversions related to our Deerfield exchange transaction entered into in September 2018.  In the same period of 2017, we recorded a loss on extinguishment of $0.8 million related to the Deerfield exchange transaction entered into in April and June 2017.

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

As of September 30, 2018, we had $104.7 million principal amount of outstanding debt, consisting of:

•	$18.7 million principal amount of 2021 notes bearing interest at 5.75% per annum and maturing on October 23, 2021, which are convertible;
•	The following amounts under the Facility Financing Obligation with Deerfield:
•

$12.0 million of 2019 notes bearing interest at 9.75% per annum. Interest is payable in cash quarterly in arrears on the last business day of March, June, September and December of each year. As of September 30, 2018, the principal amounts due and payable were as follows: $3.0 million at the earlier of October 31, 2018 or the first business day following the date the Company receives an upfront payment of $45.0 million under the UT License Agreement – See Note 7 -- Borrowings), and $9.0 million in July 2019;

•

$2.5 million of Tranche B notes due and payable in May 2019 and bearing interest at 8.75% per annum. Interest is payable in cash quarterly in arrears on the last business day of March, June, September and December of each year;

•

$71.5 million principal amount of indebtedness under the Mann Group Loan Arrangement bearing interest at a fixed rate of 5.84% per annum compound quarterly beginning April 1, 2018 and maturing on July 1, 2021, all of which is convertible. Interest is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, except that the lender has agreed to defer interest payments until July 1, 2018 unless otherwise permitted under the subordination agreement with Deerfield, and such interest payments are subject to additional deferral beyond July 1, 2018 until our payment obligations to Deerfield have been satisfied in full.

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

On April 5, 2018, we entered into securities purchase agreements with certain institutional investors. Pursuant to the terms of the Purchase Agreements, we sold to the purchasers in a registered offering an aggregate of 14,000,000 shares of our common stock and warrants to purchase up to an aggregate of 14,000,000 shares of our common stock at a combined purchase price of $2.00 per share and accompanying warrant. The shares of common stock and the warrants were immediately separable. The warrants became exercisable at a price of $2.38 per share beginning on October 9, 2018 and will expire April 9, 2019. The net proceeds to us from the offering were approximately $26.4 million. The offering closed on April 9, 2018.

For the quarter ended September 30, 2018, we sold an aggregate of 100,000 shares of our common stock for an aggregate proceeds of approximately $0.2 million pursuant to our Sales Agreement with Cantor Fitzgerald. For the nine months ended September 30, 2018, we sold an aggregate of 325,088 shares of our common stock for aggregate gross proceeds of approximately $0.8 million pursuant to our Sales Agreement with Cantor Fitzgerald.

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

In connection with the execution of the Facility Agreement, on July 1, 2013, we issued Milestone Rights to the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million, of which $75.0 million remain payable, upon the occurrence of specified strategic and sales milestones, including the achievement of specified net sales figures. In addition, the Facility Agreement includes customary representations, warranties and covenants, including, a restriction on the incurrence of additional indebtedness, and a financial covenant which requires our cash and cash equivalents to be at least $20.0 million as of October 31, 2018 and December 31, 2018 and $25.0 million as of the end of each fiscal quarter after December 31, 2018. We have met the required conditions as of the specified dates. See Note 12 — Commitments and Contingencies and Note 7 — Borrowings for further information related to the Facility Agreement.

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

During the nine months ended September 30, 2018, we used $62.7 million of cash for our operating activities as a result of our net loss of $77.2 million, which was offset by a net increase in operating assets and liabilities of $3.4 million and non-cash charges of $11.0 million. The increase in operating asset and liabilities was primarily a result of an increase in deferred payments from collaborations of $12.0 million. This was offset by a decrease in recognized loss on purchase commitments of $6.2 million, a decrease in inventory of $1.9 million and a decrease in accounts payable of $1.2 million. The non-cash charges included $5.7 million of stock-based compensation expense, $3.3 million of interest accrued on notes payable to the related party, a $3.1 million foreign currency translation gain, $2.5 million of depreciation, amortization and accretion, a $1.8 million inventory write-off and a $0.8 million loss on extinguishment of debt.

There was a minimal amount of cash provided from investing activities for the nine months ended September 30, 2018 compared to cash provided by investing activities of $16.7 million for the nine months ended September 30, 2017. The cash provided for the nine months ended September 30, 2017 was primarily related to net proceeds of $16.7 million received from the sales of certain parcels of real estate owned by us in Valencia, California and certain related improvements, personal property, equipment, supplies and fixtures.

Cash provided by financing activities was $25.3 million for the nine months ended September 30, 2018 compared to $15.3 million for the nine months ended September 30, 2017. The cash provided for the nine months ended September 30, 2018 was primarily related to $26.4 million in net proceeds related to a registered direct offering of common stock in April 2018. For the nine months ended September 30, 2017, cash provided by financing activities included $19.4 million related to borrowings on the note payable to related party. This was offset by $4.0 million in principal payments on Facility Financing Obligations.

Future Liquidity Needs.

As of September 30, 2018, we had $10.4 million in cash and cash equivalents and $0.5 million in restricted cash. Our cash position, together with our short-term debt obligations and anticipated operating expenses, raises substantial doubt about our ability to continue as a going concern. We expect to expend our capital resources for the manufacturing, sales and marketing of Afrezza and to develop our product candidates. We also intend to use our capital resources for general corporate purposes. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, support continued product growth and commercialization efforts, and to fund operations, generally. We will seek to raise additional funds through various potential sources, such as equity and debt financings, or through collaboration and licensing agreements.

If we enter into strategic business collaborations with respect to our product candidates or Afrezza for commercialization outside of the United States, we may, as part of the transaction, receive additional capital. In addition, we expect to pursue the sale of equity and/or debt securities, or the establishment of other funding facilities. Issuances of debt or additional equity could impact the rights of our existing stockholders, dilute the ownership percentages of our existing stockholders and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets, including our Technosphere technology platform. There can be no assurance, however, that any strategic collaborations, sale of securities or sale or license of assets will be available to us on a timely basis or on acceptable terms, if at all. If we are unable to raise additional capital when needed or on acceptable terms, we may be required to enter into agreements with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such agreements may not be on terms as commercially favorable to us.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements.

Contractual Obligations

Material changes to our contractual obligations from December 31, 2017 to September 30, 2018, including our Facility Financing Obligation and Note Payable to Related Party are more fully described above under “Liquidity and Capital Resources”, as well as in Note 6 – Related Party Arrangements, Note 7 – Borrowings, Note 10 – Fair Value of Financial Instruments and Note 12 – Commitments and Contingencies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Due to the fixed interest rates of our debt, we currently do not have exposure to changes in our interest expense as a result of changes in interest rates. See Note 6 – Related Party Arrangements, Note 7 – Borrowings and Note 15 – Subsequent Events in the Notes to the condensed consolidated financial statements included in Part I – Financial Statements (Unaudited) for information about the principal amount of outstanding debt.

The interest rate on amounts borrowed under The Mann Group Loan Arrangement is fixed at 5.84%. As of September 30, 2018, we also have debt related to the 2021 notes at a fixed interest rate of 5.75%, debt related to the 2019 notes at a fixed interest rate of 9.75% and debt related to the Tranche B notes at a fixed interest rate of 8.75%.

Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments are entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America.

If a change in interest rates equal to 10% of the interest rates on September 30, 2018 were to have occurred, this change would not have had a material effect on the value of our short-term investment portfolio.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our supply agreement with Amphastar. Such obligations are denominated in Euros. At the end of each reporting period, the recognized loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. On October 1, 2018 we entered into a short-term (90 days) foreign currency hedging transaction to mitigate our exposure to foreign currency exchange risks in connection with our remaining purchase commitment. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on September 30, 2018 were to occur, this change would have resulted in a foreign currency impact to our pre-tax income (losses) of approximately a $9.9 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, we have concluded, as of such date, that our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of our officers and directors. In general, the complaints alleged that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court ruled in October 2017 that U.S. law will apply to this case. The plaintiff appealed this ruling to the Supreme Court of Israel, which upheld the ruling of the lower court. We will vigorously defend against the claims advanced.

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

RISKS RELATED TO OUR BUSINESS

We will need to raise additional capital to fund our operations, and there is substantial doubt about our ability to continue as a going concern.*

This report includes disclosures stating that our existing cash resources and our accumulated stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities, including the commercialization of Afrezza and the development of our product candidates independently or with our collaboration partners, and to avoid defaulting under the financial covenant in our Facility Agreement with Deerfield, which requires us to maintain at least $20.0 million in cash and cash equivalents as of October 31, 2018 and December 31, 2018 and $25.0 million in cash and cash equivalents as of the end of each fiscal quarter after December 31, 2018. It may be difficult for us to raise additional funds on favorable terms, or at all. As of September 30, 2018, we had cash and cash equivalents of $10.4 million, $0.5 million in restricted cash and a stockholders’ deficit of $205.4 million. Our cash position, together with our short-term debt obligations and anticipated operating losses due to increased effort on commercialization and research and development projects raises substantial doubt about our ability to continue as a going concern. The extent of our additional funding requirements will depend on a number of factors, including:

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

We have raised capital in the past through the sale of equity and debt securities and we may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities including asset-based borrowings. There can be no assurances, however, that we will be able to raise additional capital in the future on acceptable terms, or at all. Issuances of additional debt or equity securities or the issuance of common stock upon conversion of outstanding convertible debt securities or upon the exercise of our currently outstanding warrants for shares of our common stock could impact the rights of the holders of our common stock and will dilute their ownership percentage. Moreover, the establishment of other funding facilities may impose restrictions on our operations. These restrictions could include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also will need to raise additional capital by pursuing opportunities for the licensing or sale of certain intellectual property and other assets. We cannot offer assurances, however, that any strategic collaboration, sales of securities or sales or licenses of assets will be available to us on a timely basis or on acceptable terms, if at all. We may be required to enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such relationships may not be on terms as commercially favorable to us as might otherwise be the case.

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

Our prospects are heavily dependent on the successful commercialization of our only approved product, Afrezza. The continued commercialization and development of Afrezza will require substantial capital that we may not be able to obtain.*

We have expended significant time, money and effort in the development of our only approved product, Afrezza. We anticipate that in the near term our prospects and ability to generate significant revenues will heavily depend on our ability to successfully commercialize Afrezza in the United States. In addition, we anticipate that revenues from our existing or future licensing arrangements for our Technosphere platform technology that involve license, milestone, royalty or other payments to us will depend on our ability to achieve the performance obligations specified in such arrangements.

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

If we do not obtain regulatory approval of Afrezza in foreign jurisdictions, we will not be able to market Afrezza in any jurisdiction outside of the United States, which could limit our commercial revenues. We may not be successful in establishing regional partnerships or other arrangements with third parties for the commercialization of Afrezza outside of the United States.*

While Afrezza has been approved in the United States by the FDA for glycemic control in adult patients with diabetes, we have not yet obtained approval in any other jurisdiction. In order to market Afrezza outside of the United States, we must obtain regulatory approval in each applicable foreign jurisdiction, and we may never be able to obtain such approvals. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical products outside the United States are subject to extensive regulation by foreign regulatory authorities, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for Afrezza, and we have not yet identified all of the requirements that we will need to satisfy to submit Afrezza for approval for other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support the NDA for Afrezza.

Our current strategy for the future commercialization of Afrezza outside of the United States, subject to receipt of the necessary regulatory approvals, is to seek and establish regional partnerships in foreign jurisdictions where there are appropriate commercial opportunities. It may be difficult to find or maintain collaboration partners that are able and willing to devote the time and resources necessary to successfully commercialize Afrezza. Collaborations with third parties may require us to relinquish material rights, including revenue from commercialization, agree to unfavorable terms or assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We may also face significant competition in seeking collaboration partners, especially in the current market, and may not be able to find a suitable collaboration partner in a timely manner on acceptable terms, or at all. Any of these factors could cause delay or prevent the successful commercialization of Afrezza in foreign jurisdictions and could have a material and adverse impact on our business, financial condition and results of operations and the market price of our common stock and other securities could decline.

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

We have a history of operating losses, we expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

The Company is not currently profitable and has rarely generated positive net cash flow from operations. As of September 30, 2018, we had an accumulated deficit of $2.9 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill, inventory and property, plant and equipment, and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of Afrezza. In addition, under the amended Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin for calendar years 2018 through 2023 for an aggregate total remaining purchase price of €85.8 million at September 30, 2018. We may not have the necessary capital resources on hand in order to service this contractual commitment.

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

We have a substantial amount of debt, and we may be unable to make required payments of interest and principal as they become due.*

As of September 30, 2018, we had $104.7 million principal amount of outstanding debt, consisting of:

•

$18.7 million principal amount of 2021 notes bearing interest at 5.75% per annum, with interest payable in cash semiannually in arrears on February 15 and August 15 of each year, and maturing on October 23, 2021;

•

$12.0 million principal amount of 2019 notes bearing interest at 9.75% per annum. Interest is payable in cash quarterly in arrears in the last business day of March, June, September and December of each year. As of September 30, 2018, the principal amounts due and payable were as follows: $3.0 million in July 2018 (but deferred until the earlier of October 31, 2018 or the first business day following the date the Company receives an upfront payment of $45 million under the UT License Agreement – See Note 7 – Borrowings, and subsequently paid on October 18, 2018 – See Note 15 – Subsequent Events), and $9.0 million in July 2019;

•

$2.5 million of Tranche B notes due and payable in May 2019 and bearing interest at 8.75% per annum. Interest is payable in cash quarterly in arrears on the last business day of March, June, September and December of each year; and

•

$71.5 million principal amount of indebtedness under The Mann Group Loan Arrangement maturing on January 5, 2020, bearing interest at a fixed rate of 5.84% per annum compound quarterly payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, except that the lender has agreed to defer interest payments until July 1, 2018 unless otherwise permitted under the subordination agreement with Deerfield, and such interest payments are subject to additional deferral beyond July 1, 2018 until our payment obligations to Deerfield have been satisfied in full.

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

The agreements governing our indebtedness contain covenants that we may not be able to meet and place restrictions on our operating and financial flexibility.*

Our obligations under the Facility Agreement, including any indebtedness under the 2019 notes and the Tranche B notes, and the Milestone Agreement are secured by substantially all of our assets, including our intellectual property, accounts receivables, equipment, general intangibles, inventory (excluding the insulin inventory) and investment property, and all of the proceeds and products of the foregoing. Our obligations under the Facility Agreement and the Milestone Agreement are also secured by a certain mortgage on our facility in Danbury, Connecticut. The Facility Agreement includes customary representations, warranties and covenants by us, including restrictions on our ability to incur additional indebtedness, grant certain liens, engage in certain mergers and acquisitions, make certain distributions and make certain voluntary prepayments. Events of default under the Facility Agreement include: our failure to timely make payments due under the Facility Financing Obligation; inaccuracies in our representations and warranties to Deerfield; our failure to comply with any of our covenants under any of the Facility Agreement, Milestone Agreement or certain other related security agreements and documents entered into in connection with the Facility Agreement, subject to a cure period with respect to most covenants; our insolvency or the occurrence of certain bankruptcy-related events; certain judgments against us; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on our business; the acceleration of a specified amount of our indebtedness; our cash and cash equivalents falling below $20.0 million as of October 31, 2018 and December 31, 2018 or $25.0 million as of the end of each fiscal quarter after December, 31, 2018. There have been no events of default under the Facility Financing Obligation. If we fail to timely pay accrued interest under The Mann Group Loan Arrangement when required, we will be in default under The Mann Group Loan Arrangement. If one or more events of default under the Facility Agreement occurs and continues beyond any applicable cure period, the holders of the Facility Financing Obligation may declare all or any portion of the Facility Financing Obligation to be immediately due and payable. The Milestone Agreement includes customary representations and warranties and covenants by us, including restrictions on transfers of intellectual property related to Afrezza. The milestones are subject to acceleration in the event we transfer our intellectual property related to Afrezza in violation of the terms of the Milestone Agreement.

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

The rapid rate of scientific discoveries and technological changes could result in Afrezza or one or more of our product candidates becoming obsolete or noncompetitive. Our competitors may develop or introduce new products that render our technology or Afrezza less competitive, uneconomical or obsolete. Our future success will depend on our ability to develop and improve our approved product and product candidates and keep pace with emerging industry developments. We cannot assure you that we will be able to do so.

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

In addition, the Office of Inspector General of the Department of Health and Human Services and other Congressional, enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price (“AMP”) and best price (“BP”) for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. We may also be subject to civil penalties for failure to submit monthly/quarterly AMP and BP data on a timely basis, which penalties could be up to $18,107 per day for each day the submission is late beyond the due date . Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that the CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.

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

Our ability to use net operating losses to offset future taxable income may be subject to limitations. *

As of December 31, 2017, we had federal and state net operating loss carryforwards of $2.0 billion and $2.2 billion, respectively. The federal and state net operating loss carryforwards began to expire in the prior year. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of our initial public offering, an ownership change within the meaning of Section 382 occurred in August 2004. As a result, federal net operating loss and credit carry forwards of approximately $216.0 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year can be utilized in future years in addition to the Section 382 limitation for those years. The federal net operating losses generated subsequent to our initial public offering in August 2004 are currently not subject to any such limitation as there have been no ownership changes since August 2004 within the meaning of Section 382 of the Code. We may however experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

We and certain of our executive officers and directors have been named as defendants in ongoing securities lawsuits that could result in substantial costs and divert management’s attention.*

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the District Court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of our officers and directors. The complaints alleged that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of MannKind’s common stock. The plaintiffs are seeking monetary damages. In November 2016, the court in Israel dismissed one of the actions without prejudice. In the remaining action, the district court ruled in October 2017 that U.S. law will apply to this case.  The plaintiff appealed this ruling to the Supreme Court of Israel, which upheld the ruling of the lower court. We intend to vigorously defend against these claims. If we are not successful in our defense, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if such claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

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

We are required to comply with FDA regulations concerning the advertising and promotion of Afrezza.  Failure to comply with these regulations can result in the receipt of warning letters and further liability if off-label promotion is involved. In October 2018, we received a warning letter from the FDA’s Office of Prescription Drug Promotion related to a particular post on our Afrezza Facebook page.  The warning letter stated that the post in question failed to adequately disclose the risks associated with the use of Afrezza. As a result, we inactivated all Afrezza social media accounts (including Facebook, Instagram and Twitter) and commenced a review to determine whether any additional postings may contain content similar to the post in question. We submitted our response plan on October 19th and will continue to work with the FDA to address their concerns. In the meantime, we have not determined whether, and to what extent, we will continue to promote Afrezza actively on social media platforms.

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

Our stock price is volatile and may affect the market price of our common stock and other securities.*

Between January 1, 2014 and September 30, 2018, our closing stock price as reported on The Nasdaq Global Market has ranged from $0.71 to $54.80, adjusted for the reverse stock split that occurred during this period. The trading price of our common stock is likely to continue to be volatile. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue.

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

The future sale of our common stock or the exchange or conversion of our convertible debt into, or exercise of our outstanding warrants for, common stock could negatively affect the market price of our common stock and other securities.*

As of September 30, 2018, we had 159,497,573 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise the issuance of additional shares of our common stock upon the exchange or conversion of some or all of our 2021 notes, 2019 notes, Tranche B notes, or the Mann Group Loan Arrangement, or upon issuance of our outstanding warrants, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 14, 2018, we issued 475,520 shares of our common stock to the holders of our 2021 notes in satisfaction of our obligation to pay such holders $0.4 million of accrued interest due and payable on August 15, 2018. We relied on Section 4(a)(2) of the Securities Act of 1933, as amended with respect to such issuance.

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

4.17

Ninth Amendment to Facility Agreement, dated September 5, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 5, 2018).

4.18

Tenth Amendment to Facility Agreement, dated September 26, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 27, 2018).

4.19

Indenture, by and between MannKind and U.S. Bank (dated October 30, 2017 (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 30, 2017).

4.20

Form of 5.75% Convertible Senior Subordinated Exchange Note due 2021 (incorporated by reference to Exhibit A of Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 30, 2017).

4.21

Form of Warrant to Purchase Common Stock issued November 16, 2015 (incorporated by reference to Exhibit 4.17 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 15, 2016).

4.22

Amended and Restated Promissory Note made by MannKind in favor of The Mann Group LLC, dated March 11, 2018 (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on March 12, 2018).

4.23

Form of Common Stock Purchase Warrant issued April 9, 2018 (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on April 6, 2018).

10.1*	MannKind Corporation 2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to MannKind’s registration statement Form S-8 (File No. 333-226648), filed with the SEC on August 7, 2018).

10.2*

Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the MannKind 2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to MannKind’s registration statement on Form S-8 (File No. 333-226648), filed with the SEC on August 7, 2018).

10.3*

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the MannKind 2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to MannKind’s registration statement on Form S-8 (File No. 333-226648), filed with the SEC on August 7, 2018).

10.4*

MannKind Corporation 2004 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.4 to MannKind’s registration statement Form S-8 (File No. 333-226648), filed with the SEC on August 7, 2018).

10.5

Exchange and Eighth Amendment to Facility Agreement, dated July 12, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 13, 2018).

Exhibit Number	Description of Document

10.6

Ninth Amendment to Facility Agreement, dated September 5, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 5, 2018).

10.7

Tenth Amendment to Facility Agreement, dated September 26, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 27, 2018).

10.8**	License and Collaboration Agreement, dated September 3, 2018 by and between MannKind and United Therapeutics Corporation.

10.9**	Research Agreement, dated September 3, 2018 by and between MannKind and United Therapeutics Corporation.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Dated: November 1, 2018	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ STEVEN B. BINDER
Steven B. Binder
Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)