Form 10-K
period 2018-12-31
MANNKIND CORP
filed 2019-02-26
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the Nasdaq Global Market, was approximately $252,751,851.

As of February 14, 2019, there were 187,342,566 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement (the “Proxy Statement”) for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 2019 are incorporated by reference in Part III of this Annual Report on Form 10-K.

MANNKIND CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2018

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

Afrezza ® and Technosphere ® are our trademarks in the United States. We have also applied for or have registered company trademarks in other jurisdictions. This document also contains trademarks and service marks of other companies that are the property of their respective owners.

PART I

Item 1. Business

Unless the context requires otherwise, the words “MannKind,” “we,” “Company,” “us” and “our” refer to MannKind Corporation and its subsidiaries.

We are a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for patients with diseases such as diabetes and pulmonary arterial hypertension. Our only approved product, Afrezza (insulin human) Inhalation Powder, is a rapid-acting inhaled insulin that was approved by the U.S. Food and Drug Administration (“FDA”) in June 2014. Afrezza became available by prescription in U.S. retail pharmacies in February 2015.  According to the Centers for Disease Control and Prevention, 30.3 million people in the United States had diabetes in 2015. Globally, the International Diabetes Federation has estimated that approximately 425.0 million people had diabetes in 2017 and approximately 629.0 million people will have diabetes by 2045.

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

From August 2014 until April 2016, Sanofi-Aventis U.S. LLC (“Sanofi”)) was responsible for commercial, regulatory and development activities associated with Afrezza pursuant to a license and collaboration agreement between us and Sanofi (the “Sanofi License Agreement”). The Sanofi License Agreement terminated effective April 2016 and, after a transition period during which Sanofi continued to fulfill orders for Afrezza, we assumed responsibility for worldwide development and commercialization of Afrezza in July 2016.

Currently, we promote Afrezza to endocrinologists and certain high-prescribing primary care physicians through our specialty sales force.  To support our sales efforts, we have implemented several patient and physician support programs, including a co-pay assistance and product savings program, direct purchase and our MannKind Cares program that supports providers and patients who have questions about insurance coverage, prescription cost and product use. We have also entered into a number of rebate or other agreements with various payors and pharmacy benefit managers that are intended to facilitate more favorable insurance coverage for Afrezza.

In the future, we may seek to supplement our sales force through a co-promotion arrangement with a third party that has an underutilized primary care sales force, that can be used to promote Afrezza to greater number of primary care physicians in the United States. Internationally, our strategy is to establish regional partnerships in foreign jurisdictions where there are commercial opportunities, subject to receipt of the necessary foreign regulatory approvals. In May 2017 we entered into a supply and distribution agreement with Biomm S.A. to pursue regulatory approval and commercialization of Afrezza in Brazil. In May 2018, we entered into a similar agreement with Cipla Ltd. (“Cipla”) for the regulatory approval and commercialization of Afrezza in India. Our partners have not yet commenced commercialization in their respective territories.

We continue to conduct clinical studies of Afrezza, including an open-label pharmacokinetics (PK) and multiple-dose safety and tolerability dose-titration trial of AFREZZA in pediatric patients with type 1 diabetes. The first cohort (patients aged 13-17) in this study was completed in September 2018. Patients in the second cohort (ages 8-12) are currently being recruited and dosed. During the past year, we also supported a collaborative clinical trial with investigators at the Barbara Davis Center for Diabetes, University of Colorado Denver that examined the effect of Afrezza on post-prandial glucose excursions and glucose time-in-range using continuous glucose monitors. We have additional collaborative clinical studies that are underway at this time. As part of the approval of Afrezza, the FDA required us to conduct a five-year, randomized, controlled trial in 8,000-10,000 patients with type 2 diabetes to assess the potential serious risk of pulmonary malignancy with AFREZZA use. We have not yet agreed with the FDA on the final study design for this long-term study.

Technosphere Platform

We believe there are additional opportunities for our proprietary Technosphere and inhaler technologies for the delivery of active pharmaceutical ingredients (“API”). We believe that our proprietary Technosphere formulation technology represents a versatile drug delivery platform that may allow the oral inhalation of a wide range of API. We have successfully prepared Technosphere formulations of anionic and cationic drugs, hydrophobic and hydrophilic drugs, proteins, peptides and small molecules. Technosphere powders are based on our proprietary excipient, fumaryl diketopiperazine, which is a pH-sensitive organic molecule that self-assembles into small particles under acidic conditions. Certain drugs, such as insulin or treprostinil, can be loaded onto these particles by combining a solution of the drug with a solution or suspension of Technosphere material, which is then dried to powder form. The resulting powder has a consistent and narrow range of particle sizes with good aerodynamic properties that enable efficient delivery deep into the lungs. Technosphere powders dissolve quickly when the particles contact the moist lung surface with its neutral pH, releasing the drug molecules to diffuse across a thin layer of cells into the arterial circulation, bypassing the liver to provide excellent systemic exposure.

We have also created an innovative line of breath-powered, dry powder inhalers. Our inhalers are easy to use, cost-effective and can be produced in both a reusable (chronic treatment) and a single-use (acute treatment) format. Both the reusable and single use inhaler formats use the same internal air-flow design. Being breath-powered, our inhalers require only the patient’s inhalation effort to deliver the powder. To administer the inhalation powder, a patient loads a cartridge into our inhaler and inhales through the mouthpiece. Upon inhalation, the dry powder is lifted out of the cartridge and broken (or de-agglomerated) into small particles. The inhalers are engineered to produce an aggressive airstream to de-agglomerate the powder while keeping the powder moving slowly. This slow-moving powder effectively navigates the patient’s airways for delivery into the lung with minimal deposition at the back of the throat. Our inhalers show very little change in performance (i.e., efficient cartridge emptying) over a wide range of inhalation efforts.

We advanced an inhaled formulation of treprostinil (internally designated “TreT”) into clinical development, completing a Phase 1 dose-escalation study in June 2018. In September 2018, we announced a license and collaboration agreement with United Therapeutics Corporation (“United Therapeutics” or “UT”), pursuant to which UT became responsible for global development, regulatory and commercial activities with respect to TreT (the “UT License Agreement”). We will manufacture clinical supplies and initial commercial supplies of TreT, whereas long-term commercial supplies may be manufactured by UT. In September 2018, we also signed a research agreement with UT (the “UT Research Agreement”) pursuant to which we will evaluate the feasibility of preparing a dry powder formulation of an additional API for the treatment of pulmonary hypertension. In addition to our activities under the UT License Agreement and the UT Research Agreement, we intend to advance additional dry-powder candidates into formulation feasibility and preclinical studies during the next 12-18 months. Our internal product development efforts are supplemented by a collaboration and license agreement with Receptor Life Sciences (“Receptor”), which we entered into in January 2016, pursuant to which Receptor is responsible for the development, manufacture and commercialization of inhaled formulations of certain cannabinoid compounds utilizing our technology. To date, Receptor has conducted formulation studies with a range of different API and has informed us of their plans to commence preclinical development of the most promising powder candidate(s) during 2019.

To aid in the development of our oral inhalation products, we have created a number of innovative tools such as a novel inhalation profiling apparatus that uses miniature sensors to assess the drug delivery process at the level of an individual inhaler. This apparatus provides real-time data regarding patient usage and delivery system performance that is transmitted to a user interface, such as a smartphone application. We are currently evaluating the desirability of developing this apparatus further for use as a training tool in physician offices or as a connected care device that will allow patients to integrate dosing information with other health data, such as blood glucose levels from a self-managed glucose meter or a continuous glucose monitor.

Manufacturing and Supply

We manufacture Afrezza in our Danbury, Connecticut facility, where we formulate the Afrezza inhalation powder, fill it into plastic cartridges and then blister package the cartridges and seal the blister cards inside a foil overwrap. These overwraps are then packaged into cartons along with inhalers and printed material by a third-party packager.

The quality management systems of our Connecticut facility have been certified to be in conformance with the ISO 13485 and ISO 9001 standards. Our facility is inspected on a regular basis by the FDA, most recently in June 2018. We were also inspected by ANVISA (Brazil National Health Surveillance Agency) in May 2018. Neither of the regulatory inspections in 2018 gave rise to any inspectional observations (known as “483s” in the United States). The FDA and other foreign jurisdictions are expected to conduct additional inspections of our facility from time to time.

We believe that our Connecticut facility has enough capacity to satisfy the current commercial demand for Afrezza. In addition, the facility includes expansion space to accommodate additional filling lines and other equipment, allowing production capacity to be increased based on the reasonably foreseeable demand for Afrezza over the next several years. We are also utilizing some of this expansion space to create production space for TreT in order to supply UT.

Currently, the only source of insulin that we have qualified for Afrezza is manufactured by Amphastar France Pharmaceuticals S.A.S. (“Amphastar”). In April 2014, we entered into a supply agreement with Amphastar (the “Insulin Supply Agreement”) to purchase certain annual minimum quantities with an initial aggregate purchase commitment of €120.1 million which, after taking into account contract amendments, extends through December 31, 2024 with the ability to renew for an additional two years with certain restrictions. On December 24, 2018 we amended the agreement to extend the term for an additional one year through December 31, 2024 with certain restrictions. As of December 31, 2018, there was €85.8 million remaining in aggregate purchase commitments under this agreement. See additional information in Note 14 – Commitments and Contingencies to the consolidated financial statements for further information related to the Insulin Supply Agreement.

Currently, we purchase the raw material for our proprietary excipient, FDKP (fumaryl diketopiperazine), which is the primary component of our Technosphere technology platform, from a major chemical manufacturer with facilities in Europe and North America.

We have a supply agreement with the contract manufacturer that produces the plastic-molded parts for our inhaler and the corresponding cartridges. We expect to be able to qualify an additional vendor of plastic-molding contract manufacturing services, if warranted by demand. We assemble the inhalers at our Connecticut facility.

We also have an agreement with the contractor that performs the final packaging of Afrezza overwraps, inhalers and printed material into patient kits. We expect to be able to qualify an additional vendor of packaging services, if warranted by demand.

Intellectual Property

Our success will depend in large measure on our ability to continue enforcing our intellectual property rights, effectively maintain our trade secrets and avoid infringing the proprietary rights of third parties. Our policy is to file patent applications on what we deem to be important technological developments that might relate to our product candidates or methods of using our product candidates and to seek intellectual property protection for all inventions in the United States, Europe, Japan and, depending on the nature of the invention, selected other jurisdictions. We have obtained, are seeking, and will continue to seek patent protection on the compositions of matter, methods and devices flowing from our research and development efforts.

Our Technosphere drug delivery platform, including Afrezza, enjoys patent protection relating to the powder, its manufacture, and its use for pulmonary delivery of drugs. We have additional patent coverage relating to the treatment of diabetes using Afrezza. We have also been granted patent coverage for our inhalers and associated cartridges. Overall, Afrezza is protected by over 570 issued patents in the United States and selected jurisdictions around the world, the longest-lived of which will expire in 2032.  We also have over 160 applications pending that may provide additional protection for Afrezza if and when they are allowed. Our entire portfolio consists of approximately 930 issued patents and 280 patent applications that provide protection for our drug delivery platform, Technosphere-based products, the inhalation-profiling apparatus and development tools.  Currently, our longest-lived issued patent will expire in 2034. We expect to file further patent applications as our research and development efforts continue.

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

Rapid-acting (Injected) Insulin

Currently, we believe that Afrezza has a unique pharmacokinetic profile, i.e., with the first measureable effects occurring approximately 12 minutes after administration, reaching peak effects within 35 or 45 minutes after administration of a 4 or 12 unit dose, respectively. There are several formulations of “rapid-acting” insulin analogs that reach their maximum glucose-lowering effect within one to three hours after injection. The principal products in this category are insulin lispro, which is marketed by Eli Lilly & Company as Humalog® and by Sanofi as Admelog®; insulin aspart, which is marketed by Novo Nordisk A/S as Novolog® and as Fiasp ®; and insulin glulisine, which is marketed by Sanofi as Apidra®.

Inhaled Insulin Delivery Systems

Our drug delivery platform competes with other inhaled delivery systems, including the Dance-501 being developed by Dance Biopharm. Holdings Inc. Dance-501 is a liquid formulation of recombinant human insulin for administration with a small handheld electronic inhaler that is currently being studied in Phase 2 trials.

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

•

Submission to the FDA of IND (Investigational New Drug Application), which must become effective before human clinical trials may commence. The results of the preclinical studies are submitted to the FDA as part of the IND. Unless the FDA objects and places a clinical hold, the IND becomes effective 30 days following receipt by the FDA, although the FDA may place trials on hold at any time if it believes the risks to subjects outweigh the potential benefits.

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

•

Concurrent with clinical trials and preclinical studies, companies also must develop information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with the FDA’s current good manufacturing practices (“cGMPs”), requirements for drug products as well as the quality system regulation for medical devices, or QSR. The manufacturing process must be capable of consistently producing quality batches of the product and the manufacturer must develop methods for testing the quality, purity and potency of the final products. Additionally, appropriate packaging must be selected and tested and chemistry stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf-life.

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

Medical products containing a combination of new drugs, biological products, or medical devices are regulated as “combination products” in the United States. A combination product generally is defined as a product comprised of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic, or device. The testing and approval process requires substantial time, effort and financial resources. Data that we submit are subject to varying interpretations, and the FDA and comparable regulatory authorities in foreign jurisdictions may not agree that our product candidates have been shown to be safe and effective. We cannot be certain that any approval of our investigational products will be granted on a timely basis, if at all. For an approved product such as Afrezza, we are subject to continuing regulation by the FDA, including post marketing study commitments or requirements, record-keeping requirements, reporting of adverse experiences with the product, submitting other periodic reports, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, and complying with certain electronic records and signature requirements. Prior to and following approval, if granted, all manufacturing sites are subject to inspection by the FDA and other national regulatory bodies and must comply with cGMP, QSR and other requirements enforced by the FDA and other national regulatory bodies through their facilities inspection program. In addition, our drug-manufacturing facilities located in Connecticut and the facilities of our insulin supplier, the supplier(s) of FDKP and the supplier(s) of our cartridges are subject to federal registration and listing requirements and, if applicable, to state licensing requirements. A failure, including those of our suppliers, to obtain and maintain applicable federal registrations or state licenses, or to meet the inspection criteria of the FDA or the other national regulatory bodies, would disrupt our manufacturing processes and would harm our business. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full compliance. Numerous device regulatory requirements apply to the device part of a drug-device combination. These include:

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

In addition, the FDA imposes a number of complex regulations on entities that advertise and promote drugs, which include, among other requirements, standards for and regulations of direct-to-consumer advertising, industry sponsored scientific and educational activities, and promotional activities involving the Internet, and restrictions on off-label promotion. The FDA has very broad enforcement authority under the FDCA, and failure to comply with these regulations can result in penalties, including the issuance of a warning letter requirements for corrective advertising to healthcare providers, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions.

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

Healthcare Regulatory and Pharmaceutical Pricing

Government coverage and reimbursement policies both directly and indirectly affect our ability to successfully commercialize our approved products, and such coverage and reimbursement policies will be affected by future healthcare reform measures. Third-party payors, like government health administration authorities, private health insurers and other organizations that provide healthcare coverage, generally decide which drugs they will pay for and establish reimbursement levels for covered drugs. In particular, in the United States, private third-party payors often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such products and services. In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and other third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the United States will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. Recently, in the United States there has been heightened governmental scrutiny of the manner in which drug manufacturers set prices for their marketed products. Pricing pressures can arise from rules and practices of managed care organizations, judicial decisions and governmental laws and regulations related to Medicare, Medicaid, healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

The PPACA substantially changed the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, PPACA established: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. There have been judicial and congressional challenges to certain aspects of PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal portions or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 (“Tax Act”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical devise excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA.

Other legislative changes have been proposed and adopted in the United States since PPACA. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the BBA, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers. In the future, there are likely to be additional proposals relating to the reform of the U.S. health care system, some of which could further limit the prices we are able to charge for our products, or the amounts of reimbursement available for our products. If drug products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

Moreover, in the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have stated that they continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Further, if a drug product is reimbursed by Medicare, Medicaid or other federal or state healthcare programs, we must comply with, among others, the federal civil and criminal false claims laws, including the civil False Claims Act, as amended, the federal Anti-Kickback Statute, as amended, and similar state laws. Similarly, if a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Medicare Prescription Drug Improvement and Modernization Act of 2003.

The Physician Payments Sunshine Act within PPACA, and its implementing regulations, require certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to (i) report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and (ii) report annually certain ownership and investment interests held by physicians and their immediate family members.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology and Clinical Health Act (“HITECH”), and their respective implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates” — independent contractors or agents of covered entities, which include certain healthcare providers, health plans, and healthcare clearinghouses, that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. State laws also govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. The recently adopted European General Data Protection Regulation, or GDPR, contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures that are intended to bring non-EU companies under the data security and privacy legal framework specified in the regulation. We anticipate that over time we may expand our business operations to include operations in the EU, including potentially conducting preclinical and clinical trials. With such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States.  Known as the California Consumer Privacy Act (“CCPA”), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households.  When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

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

We may incur significant costs to comply with these laws and regulations now or in the future. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant criminal, civil and administrative penalties, damages, fines, individual imprisonment, disgorgement, exclusion from government healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Ethical Business Practices and Sustainability

Safety of Clinical Trial Participants

Safe clinical trials play a crucial role in the development of new products and our continuing prosperity. We take numerous steps to maximize the safety of our clinical trial participants.

The health of subjects in clinical trials is a priority for us and we are committed to conducting clinical trials according to uniformly high ethical standards. We apply those standards to trials that we sponsor and conduct directly as well as those conducted on our behalf by clinical research organizations. We conduct trials in accordance with all applicable laws, the standards of International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use (ICH) Guidelines and following the ethical principles that have their origin in the Declaration of Helsinki.

We require that a three-stage informed consent process be implemented in all trials to ensure that participants understand the risks and benefits of the procedures, how personal medical data is collected and used, and that participation in the trial is voluntary, among other information. We retain documentation that all participants in our trials have provided informed consent.

We monitor clinical trials through audits and inspections conducted by us and by third parties. These inspections verify that our policies, good clinical practices and applicable laws are being adhered to.

Our ability to ensure the safety of clinical trial participants is critical to securing regulatory approval and continued product development success. Moreover, our inability to conduct safe and effective clinical trials could increase our development costs over time.  We will continue to hold ourselves to high standards in our oversight and management of clinical trials.

Ethical Marketing

We require that our employees abide by our Code of Business Conduct and Ethics, our policy on interactions with healthcare professionals and patients, U.S. federal and state laws and applicable foreign laws. We are committed to protecting the health and well-being of patients by ensuring that medically sound knowledge of the benefits and risks of our products is understood and communicated thoroughly and accurately to patients, physicians and global health authorities.

Our policy on interactions with healthcare professionals and patients prohibits off-label promotion of our products. All sales staff received compliance training upon hire and on an annual basis. We also routinely monitor sales calls. Any case where we promote off-label use of our products has the potential to have a material adverse effect on our reputation, sales and liabilities. We expect that consistent enforcement of, and training on, our Code of Business Conduct and Ethics and our policy on interactions with healthcare professionals and patients will help us to limit the incidence of off-label promotion.

Drug Safety

The safety of our products at all stages – from clinical trials to the administration and use and through to safe disposal – is a key area of attention for us. We acknowledge, however, that there are inherent risks associated with the use of drug products. We attempt to minimize these through stringent adherence to quality control procedure and proactive recall processes whenever a safety concern is identified.  To date, we have not issued a recall for any product.

In addition, by mid-2018, all sales packs of Afrezza that we placed in the distribution chain are serialized in accordance with the requirements of the Drug Quality and Security Act (“DQSA”). The Drug Supply Chain Security Act (“DSCSA”), included in the DQSA, requires drug manufacturers to assign a unique identifier to each sales pack (and each aggregate of such sales pack, such as a case or pallet), which then remains on such pack or aggregate through the whole supply chain until its consumption or destruction. This system is intended to improve detection and removal of drugs that may be counterfeit, stolen, contaminated, or otherwise harmful from the drug supply chain.

Corruption and Bribery

Our Code of Business Conduct and Ethics includes clear guidelines on anti-bribery and anti-corruption practices. Currently, we have very limited operations outside the United States; however, as we expand our global reach through collaborations or through our own growth, we acknowledge that certain regions may pose a higher risk for corrupt practices. We intend to continue our internal training programs and oversight over collaborators on anti-bribery, anti-corruption and other unethical practices in order to reduce these risks.

Bribing healthcare professionals to use or recommend our products can create adverse publicity and damage our ability to use a critical channel of influence. We have adopted and implement PhRMA’s Code on Interactions with Healthcare Professionals as part of our policy on interactions with healthcare professionals and patients. We believe that training on, and enforcement of, these codes will limit the incidence of unethical interactions between our personnel and healthcare professionals.

Long-Lived Assets

Our long-lived assets are located in the United States and totaled $25.6 million and $26.9 million as of December 31, 2018 and 2017, respectively.

Employees

Our human capital helps us develop and commercialize new products, conduct clinical trials and navigate government regulations.  Our ability to recruit, develop and retain highly skilled talent is a significant determinant of our success. Our Code of Business Conduct and Ethics codifies our commitment to diversity and to providing equal opportunity and a positive working environment in all aspects of employment. We also have policies setting forth our expectations for nondiscrimination and a harassment-free work environment.

As of December 31, 2018, we had 225 full-time employees, of which 79 were engaged in manufacturing, 19 in research and development, 39 in general and administrative and 88 in selling and marketing. Seventeen of these employees had a Ph.D. degree and/or M.D. degree and were engaged in activities relating to research and development, manufacturing, quality assurance or business development.

None of our employees are subject to a collective bargaining agreement. We believe relations with our employees are good.

Occupational Health and Safety

Hazardous materials are inherent in our operations, and it is not possible to eliminate completely the risk of accidental exposure from our operations.  We have established procedures to comply with governmental regulations regarding workplace safety, including training employees to enable them to recognize risks and empower them to learn, discover, work safely, and to minimize injuries, illnesses, environmental impact and regulatory risks. In 2018, our total illness and injury incidence rate was 0.9 compared to the 2017 industry average of 1.6, as reported by the U.S. Department of Labor, and our DART (days away/restricted or job transfer) incident rate was 0.9 per 100 employees compared to the 2017 industry average of 1.0. We will continue our efforts to ensure a high level of workplace safety.

Corporate Information

We were incorporated in the State of Delaware on February 14, 1991. Our principal executive offices are located at 30930 Russell Ranch Road, Suite 300, Westlake Village, California 91362, and our telephone number at that address is (818) 661-5000. MannKind Corporation and the MannKind Corporation logo are our service marks and trademarks. Our website address is http://www.mannkindcorp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.

Scientific Advisors

We seek advice from a number of leading scientists and physicians on scientific, technical and medical matters. These advisors are leading scientists in the areas of pharmacology, chemistry, immunology and biology. Our scientific advisors are consulted regularly to assess, among other things:

•	our research and development programs;
•	the design and implementation of our clinical programs;
•	our patent and publication strategies;
•	market opportunities from a clinical perspective;
•	new technologies relevant to our research and development programs; and
•	specific scientific and technical issues relevant to our business.

A current listing of our scientific advisors is maintained on our corporate website at www.mannkindcorp.com.

Executive Officers of the Registrant

The following table sets forth our current executive officers and their ages:

Name	Age	Position(s)
Michael E. Castagna, Pharm.D.	42	Chief Executive Officer
Steven B. Binder	56	Chief Financial Officer
David M. Kendall, M.D	57	Chief Medical Officer
Joseph Kocinsky	55	Chief Technology Officer
James P. McCauley, Jr.	53	Chief Commercial Officer
Elizabeth G. Ingram	53	Chief Marketing Officer
Stuart A. Tross, Ph.D.	52	Chief People and Workplace Officer
David B. Thomson, Ph.D., J.D.	52	General Counsel and Secretary
Rosabel R. Alinaya	58	Senior Vice President, Investor Relations and Treasury
Courtney Barton	36	Vice President, Chief Compliance and Privacy Officer

Michael E. Castagna, Pharm.D. has been our Chief Executive Officer since May 2017 and was our Chief Commercial Officer from March 2016 until May 2017. From November 2012 until he joined us, Dr. Castagna was at Amgen, Inc., where he initially served as Vice President, Global Lifecycle Management and was most recently Vice President, Global Commercial Lead for Amgen’s Biosimilar Business Unit. From 2010 to 2012, he was Executive Director, Immunology, at Bristol-Myers Squibb Company (“BMS”), an innovative global biopharmaceutical company. Before BMS, Dr. Castagna served as Vice President & Head, Biopharmaceuticals, North America, at Sandoz, a division of Novartis. He has also held positions with commercial responsibilities at EMD (Merck) Serono, Pharmasset and DuPont Pharmaceuticals. He received his pharmacy degree from the University of the Sciences-Philadelphia College of Pharmacy, a Pharma D. from Massachusetts College of Pharmacy & Sciences and an MBA from The Wharton School of Business at the University of Pennsylvania.

Steven B. Binder has been our Chief Financial Officer since July 2017. Before joining us, since 2013 Mr. Binder served as Vice President and Chief Financial Officer of the International Group of Stryker Corporation, a leading global medical technology company, based in Singapore. Prior to Stryker, Mr. Binder served in a series of senior leadership roles at BMS. His last four positions at BMS were Vice President, Finance roles over different geographic operating units: United States (2012-2013), Europe (2008-2011), AsiaPacific (2005-2007), and Japan (2003-2005). Prior to his international experience, Mr. Binder served in three senior leadership roles for Oncology Therapeutics Network, a U.S. based independent subsidiary of BMS: Vice President, Strategic Development (2001-2003), Vice President, Customer Operations (2000-2001), and Chief Financial Officer (1997-2000). Before Oncology Therapeutics Network, Mr. Binder progressed through three finance and accounting roles for BMS Worldwide Medicines Group after joining the company in 1992. Before BMS, he worked for Deloitte & Touche LLP in a series of auditing roles with increasing responsibility over an eight year period beginning in 1984. Mr. Binder received a B.S. degree in Accounting and Business Administration from Muhlenberg College and is a Certified Public Accountant.

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

Joseph Kocinsky has been our Chief Technology Officer since October 2015. Mr. Kocinsky has over 30 years experience in the pharmaceutical industry in technical operations and product development. Prior to joining us in 2003, he held a variety of technical and management positions with increased responsibility at Schering-Plough Corp. Mr. Kocinsky holds a bachelor’s degree in chemical engineering and an master’s degree in Biomedical Engineering from New Jersey Institute of Technology and an master’s degree in Business Administration from Seton Hall University.

James P. McCauley, Jr. has been our Chief Commercial Officer since July 2017. Prior to joining us, he spent twelve years at Astellas Pharma in a series of senior sales and compliance leadership roles of increasing responsibility. Prior to Astellas, Mr. McCauley was a member of the U.S. commercialization team and held a sales leadership role with Yamanouchi Pharma before the merger of Yamanouchi and Fujisawa Pharma to create Astellas in 2005. Before that, Mr. McCauley spent thirteen years with DuPont Pharmaceuticals and one year with BMS which acquired DuPont Pharmaceuticals in 2001. At DuPont and BMS, Mr. McCauley held a series of leadership roles across the sales, contracting and pricing, and clinical areas. Throughout his various career moves, Mr. McCauley has developed deep commercial expertise serving both specialty and primary care healthcare providers. He received an MBA from the Kellogg School of Management at Northwestern University, a J.D. from the South Texas College of Law, and a B.A. in Economics from the University of Notre Dame.

Elizabeth G. Ingram has been our Chief Marketing Officer since June 2018. Her career includes over twenty years of experience in marketing and market access, delivering strategic planning, and execution of contract, health economics, sales and marketing programs. Most recently, she served as Senior Vice President — Managed Market at Dexcom in 2017, Vice President —Head of Market Access at Sanofi from 2014 to 2016, Vice President – Market Access Strategy at Bristol Myers Squib from 2012 to 2014, and various roles of increasing responsibility at Novo Nordisk Pharmaceuticals from 2006 to 2012. Ms. Ingram obtained a Bachelor of Science degree from East Carolina University and a Master’s degree from University of South Carolina-Columbia.

Stuart A. Tross, Ph.D. has been our Chief People and Workplace Officer since December 2016, with responsibilities for human resources, information technology, corporate communications and west coast facilities. From 2006 to 2016 he served in various roles of increasing responsibility at Amgen, Inc., most recently as Senior Vice President and Chief Human Resources Officer responsible for human resources and security on a global basis. From 1998 to 2006 he served in a series of leadership roles at BMS, most recently as Vice President and Global Head of Human Resources for Mead Johnson Company. Stuart received a B.S. degree from Cornell University and M.Sc. and Ph.D. degrees in Industrial-Organizational Psychology from the Georgia Institute of Technology.

David B. Thomson, Ph.D., J.D. has been our General Counsel and Corporate Secretary since January 2002. Prior to joining us, he practiced corporate/commercial and securities law at a major Toronto law firm. Earlier in his career, Dr. Thomson was a post-doctoral fellow at the Rockefeller University. Dr. Thomson obtained his B.S degree, M Sc. degree and Ph.D. from Queens University and obtained his J.D. from the University of Toronto.

Rosabel R. Alinaya has been our Senior Vice President, Investor Relations and Treasury since July 2017. Ms. Alinaya also served as Principal Accounting Officer from January 2016 to July 2017 with responsibility for finance, accounting, tax, treasury, investor relations and risk management. Previously, she was our Vice President, Finance since March 2011 after serving as our Corporate Controller since June 2003. Ms. Alinaya began her career at Deloitte & Touche LLP, graduating from California State University, Northridge with a B.S. in Accounting Information Systems. Ms. Alinaya is also a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Courtney Barton has been our Vice President, Chief Compliance Officer since March 2017. From December 2015 until she joined us, she served as Chief Compliance Officer for Anacor Pharmaceuticals, Inc. Prior to that, Ms. Barton served in compliance and privacy roles for Kythera Biopharmaceuticals, Inc. from November 2014 to November 2015, Allergan, Inc. from September 2013 to October 2014, Bausch & Lomb, Inc. from September 2006 to September 2013 and Winn-Dixie Stores, Inc. from August 2003 to August 2006. She has also held positions with Merrill Lynch and Janus, including an international appointment. Ms. Barton holds B.A. degrees in Political Science and International Relations from Syracuse University and is a Certified Compliance and Ethics Professional (CCEP) and Certified Information Privacy Professional (CIPP US/E).

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

This report includes disclosures stating that our existing cash resources and our accumulated stockholder’s deficit raise substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities, including the commercialization of Afrezza and the development of our product candidates, and to avoid defaulting under the financial covenant in our Facility Agreement with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) dated July 1, 2013 (as amended, the “Facility Agreement”), which requires us to maintain at least $25.0 million in cash and cash equivalents as of the last day of each fiscal quarter (other than December 31, 2018, when we were required to have at least $20.0 million in cash and cash equivalents). It may be difficult for us to raise additional funds on favorable terms, or at all. As of December 31, 2018, we had cash and cash equivalents of $71.2 million and a stockholders’ deficit of $175.1 million. The extent of our additional funding requirements will depend on a number of factors, including:

•	the degree to which Afrezza is commercially successful;
•	the degree to which we are able to generate revenue from our Technosphere drug delivery platform, including through our collaborations;
•	the costs of developing and commercializing Afrezza on our own in the United States, including the costs of expanding our commercialization capabilities;
•	the demand by any or all of the holders of our debt instruments to require us to repay or repurchase such debt securities if and when required;
•

our ability to repay or refinance existing indebtedness, and the extent to which our notes with conversion options or any other convertible debt securities we may issue are converted into or exchanged for shares of our common stock;

•	the rate of progress and costs of our clinical studies and research and development activities;
•	the costs of procuring raw materials and operating our manufacturing facility;
•	our obligation to make milestone payments to Deerfield;
•	our success in establishing additional strategic business collaborations or other sales or licensing of assets, and the timing and amount of any payments we might receive from any such transactions;
•	actions taken by the FDA and other regulatory authorities affecting Afrezza and our product candidates and competitive products;
•	the emergence of competing technologies and products and other market developments;
•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;
•	the level of our legal and litigation expenses; and
•	the costs of discontinuing projects and technologies, and/or decommissioning existing facilities, if we undertake any such activities.

We have raised capital in the past through the sale of equity and debt securities and we may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities including asset-based borrowings. There can be no assurances, however, that we will be able to raise additional capital in the future on acceptable terms, or at all. Issuances of additional debt or equity securities or the issuance of common stock upon conversion of outstanding convertible debt securities or upon the exercise of our currently outstanding warrants for shares of our common stock could impact the rights of the holders of our common stock and will dilute their ownership percentage. Moreover, the establishment of other funding facilities may impose restrictions on our operations. These restrictions could include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We may also raise additional capital by pursuing opportunities for the licensing or sale of certain intellectual property and other assets. We cannot offer assurances, however, that any strategic collaboration, sales of securities or sales or licenses of assets will be available to us on a timely basis or on acceptable terms, if at all. We may be required to enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such relationships may not be on terms as commercially favorable to us as might otherwise be the case.

In the event that sufficient additional funds are not obtained through strategic collaboration opportunities, sales of securities, funding facilities, licensing arrangements, borrowing arrangements and/or asset sales on a timely basis, we may be required to reduce expenses through the delay, reduction or curtailment of our projects, or further reduction of costs for facilities and administration. Moreover, if we do not obtain such additional funds, there will continue to be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and up to total loss of investment to our stockholders and other security holders. As of the date hereof, we have not obtained a solvency opinion or otherwise conducted a valuation of our properties to determine whether our debts exceed the fair value of our property within the meaning of applicable solvency laws. If we are or become insolvent, holders of our common stock or other securities may lose the entire value of their investment.

We cannot provide assurances that changed or unexpected circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. There can be no assurances that we will be able to raise additional capital in sufficient amounts or on favorable terms, or at all. If we are unable to raise adequate additional capital when required or in sufficient amounts or on terms acceptable to us, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses, sell assets (potentially at a loss), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue an acquisition of our company at a price that may result in up to a total loss on investment for our stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all of our assets. In addition, if we default under the Facility Agreement, Deerfield could foreclose on substantially all of our assets

Our prospects are heavily dependent on the successful commercialization of our only approved product, Afrezza. The continued commercialization and development of Afrezza will require substantial capital that we may not be able to obtain.

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

Successful commercialization of Afrezza is subject to many risks, including some that are outside our control. There are numerous examples of unsuccessful product launches, second launches that underperform original expectations and other failures to fully exploit the market potential of drug products, including by pharmaceutical companies with more experience and resources than us. We ultimately may be unable to gain market acceptance of Afrezza for a variety of reasons, including the treatment and dosage regimen, potential adverse effects, relative pricing compared with alternative products, the availability of alternative treatments and lack of coverage or adequate reimbursement. We will need to maintain and enhance our commercialization capabilities in order to successfully commercialize Afrezza in the United States, and we may not have sufficient resources to do so. The market for skilled commercial personnel is highly competitive, and we may not be able to retain and find and hire all of the personnel we need on a timely basis or retain them for a sufficient period. In addition, Afrezza is a novel insulin therapy with a distinct time-action profile and non-injectable administration, and we are therefore required to expend significant time and resources to train our sales force to be credible, persuasive and compliant with applicable laws in marketing Afrezza for the treatment diabetes to physicians and to ensure that a consistent and appropriate message about Afrezza is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of Afrezza and its proper administration, our efforts to successfully commercialize Afrezza could be put in jeopardy, which would negatively impact our ability to generate product revenues.

If we are unable to maintain payor coverage of, and adequate reimbursement for Afrezza, physicians may limit how much or under what circumstances they will prescribe or administer Afrezza. As a result, patients may decline to purchase Afrezza, which would have an adverse effect on our ability to generate revenues.

We are responsible for the NDA for Afrezza and its maintenance. We may fail to comply with maintenance requirements, including timely submitting required reports. Furthermore, we are responsible for the conduct of the remaining required post-approval trials of Afrezza. Our financial and other resource constraints may result in delays or adversely impact the reliability and completion of these trials.

If we fail to achieve commercialize success with Afrezza in the United States, our business, financial condition and results of operations will be materially and adversely affected.

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

If we do not obtain regulatory approval of Afrezza in foreign jurisdictions, we will not be able to market Afrezza in any jurisdiction outside of the United States, which could limit our commercial revenues. We may not be successful in establishing or maintaining regional partnerships or other arrangements with third parties for the commercialization of Afrezza outside of the United States.

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

We have sought to develop our product candidates through our internal research programs. All of our product candidates will require additional research and development and, in some cases, significant preclinical, clinical and other testing prior to seeking regulatory approval to market them. Accordingly, these product candidates will not be commercially available for a number of years, if at all. Further research and development on these programs will require significant financial resources. Given our limited financial resources and our focus on development and commercialization of Afrezza, we will likely not be able to advance these programs unless we are able to enter into collaborations with third parties to fund these programs or to obtain funding to enable us to continue these programs.

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

We are not currently profitable and have rarely generated positive net cash flow from operations. As of December 31, 2018, we had an accumulated deficit of $2.9 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill, inventory and property, plant and equipment, and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of Afrezza. In addition, under the amended Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin through 2024. As of December 31, 2018, there was €85.8 million remaining in aggregate purchase commitments under this agreement. We may not have the necessary capital resources on hand in order to service this contractual commitment.

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

As of December 31, 2018, we had $101.7 million principal amount of outstanding debt, consisting of:

•

$18.7 million principal amount of senior convertible notes bearing interest at 5.75% per annum, with interest payable in cash semiannually in arrears on February 15 and August 15 of each year, and maturing on October 23, 2021;

•

$9.0 million principal amount of Facility Financing Obligation due and payable in July 2019 and bearing interest at 9.75% per annum (the “2019 notes”). Interest is payable in cash quarterly in arrears in the last business day of March, June, September and December of each year;

•

$2.5 million principal amount of Facility Financing Obligation due and payable in May 2019 and bearing interest at 8.75% per annum (the “Tranche B notes”, and together with the 2019 notes, the “Facility Financing Obligation”). Interest is payable in cash quarterly in arrears on the last business day of March, June, September and December of each year; and

•

$71.5 million principal amount of indebtedness under a loan arrangement (“the Mann Group Loan Arrangement”) bearing interest at a fixed rate of 5.84% per annum compounded quarterly beginning April 1, 2018 and maturing on July 1, 2021, all of which is convertible at a conversion price per share of $4.00. Interest is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, except that interest payments are subject to deferral under a subordination agreement with Deerfield until our payment obligations to Deerfield have been satisfied in full.

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the terms of our indebtedness when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the senior convertible notes, or certain Major Transactions as defined in the Facility Agreement in respect of the Facility Financing Obligation, the holders of the respective debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the senior convertible notes, 2019 notes, or Tranche B notes, or if we fail to repay or repurchase the senior convertible notes, 2019 notes, Tranche B notes, or the loans under The Mann Group Loan Arrangement when required, we will be in default under the instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

The agreements governing our indebtedness contain covenants that we may not be able to meet and place restrictions on our operating and financial flexibility.

Our obligations under the Facility Agreement, including any indebtedness under the Facility Financing Obligation, and the Milestone Rights Purchase Agreement (the “Milestone Agreement”) with Deerfield and Horizon Santé FLML SÁRL (collectively, the “Milestone Purchasers”) are secured by substantially all of our assets, including our intellectual property, accounts receivables, equipment, general intangibles, inventory (excluding insulin inventory) and investment property, and all of the proceeds and products of the foregoing. The Facility Agreement includes customary representations, warranties and covenants by us, including restrictions on our ability to incur additional indebtedness, grant certain liens, engage in certain mergers and acquisitions, make certain distributions and make certain voluntary prepayments. Events of default under the Facility Agreement include: our failure to timely make payments due under the Facility Financing Obligation; inaccuracies in our representations and warranties to Deerfield; our failure to comply with any of our covenants under any of the Facility Agreement, Milestone Agreement or certain other related security agreements and documents entered into in connection with the Facility Agreement, subject to a cure period with respect to most covenants; our insolvency or the occurrence of certain bankruptcy-related events; certain judgments against us; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on our business; the acceleration of a specified amount of our indebtedness; our cash and cash equivalents falling below $25.0 million as of the end of each fiscal quarter after December, 31, 2018. There have been no events of default under the Facility Financing Obligation. If we fail to timely pay accrued interest under The Mann Group Loan Arrangement when required, we will be in default under The Mann Group Loan Arrangement. If one or more events of default under the Facility Agreement occurs and continues beyond any applicable cure period, the holders of the Facility Financing Obligation may declare all or any portion of the Facility Financing Obligation to be immediately due and payable. The Milestone Agreement includes customary representations and warranties and covenants by us, including restrictions on transfers of intellectual property related to Afrezza. The milestones are subject to acceleration in the event we transfer our intellectual property related to Afrezza in violation of the terms of the Milestone Agreement.

There can be no assurance that we will be able to comply with the covenants under any of the foregoing agreements, and we cannot predict whether the holders of the Facility Financing Obligation would demand repayment of the outstanding balance of the Facility Financing Obligation as applicable or exercise any other remedies available to such holders if we were unable to comply with these covenants. The covenants and restrictions contained in the foregoing agreements could significantly limit our ability to respond to changes in our business or competitive activities or take advantage of business opportunities that may create value for our stockholders and the holders of our other securities. In addition, our inability to meet or otherwise comply with the covenants under these agreements could have an adverse impact on our financial position and results of operations and could result in an event of default under the terms of our other indebtedness, including our indebtedness under the senior convertible notes. In the event of certain future defaults under the foregoing agreements for which we are not able to obtain waivers, the holders of the senior convertible notes and Facility Financing Obligation may accelerate all of our repayment obligations, and, with respect to the Facility Financing Obligation, take control of our pledged assets, potentially requiring us to renegotiate the terms of our indebtedness on terms less favorable to us, or to immediately cease operations. If we enter into additional debt arrangements, the terms of such additional arrangements could further restrict our operating and financial flexibility. In the event we must cease operations and liquidate our assets, the rights of any holders of our outstanding secured debt would be senior to the rights of the holders of our unsecured debt and our common stock to receive any proceeds from the liquidation.

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

The rapid rate of scientific discoveries and technological changes could result in Afrezza or one or more of our product candidates becoming obsolete or noncompetitive. Our competitors may develop or introduce new products that render our technology or Afrezza less competitive, uneconomical or obsolete. Our future success may depend not only on our ability to develop our product candidates, but also our ability to improve them and to improve Afrezza in order to keep pace with emerging industry developments. We cannot assure you that we will be able to do so.

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

Forecasts about the effects of the use of drugs, including Afrezza, over terms longer than the clinical studies or in much larger populations may not be consistent with the earlier clinical results. For example, with the approval of Afrezza, the FDA has required a five-year, randomized, controlled trial with type 2 diabetes, the primary objective of which is to compare the incidence of pulmonary malignancy observed with Afrezza to that observed in a standard of care control group. If long-term use of a drug results in adverse health effects or reduced efficacy or both, the FDA or other regulatory agencies may terminate our or any future marketing partner’s ability to market and sell the drug, may narrow the approved indications for use or otherwise require restrictive product labeling or marketing, or may require further clinical studies, which may be time-consuming and expensive and may not produce favorable results.

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

For the commercial manufacture of Afrezza, we need access to sufficient, reliable and affordable supplies of insulin, our Afrezza inhaler, the related cartridges and other materials. Currently, the only source of insulin that we have qualified for Afrezza is manufactured by Amphastar. We must rely on our suppliers, including Amphastar, to comply with relevant regulatory and other legal requirements, including the production of insulin and FDKP in accordance with the FDA’s cGMP for drug products, and the production of the Afrezza inhaler and related cartridges in accordance with QSRs. The supply of any of these materials may be limited or any of the manufacturers may not meet relevant regulatory requirements, and if we are unable to obtain any of these materials in sufficient amounts, in a timely manner and at reasonable prices, or if we encounter delays or difficulties in our relationships with manufacturers or suppliers, the production of Afrezza may be delayed. Likewise, if Amphastar ceases to manufacture or is otherwise unable to deliver insulin for Afrezza, we will need to locate an alternative source of supply and the production of Afrezza may be delayed. If any of our suppliers is unwilling or unable to meet its supply obligations and we are unable to secure an alternative supply source in a timely manner and on favorable terms, our business, financial condition, and results of operations may be harmed and the market price of our common stock and other securities may decline.

If we fail as an effective manufacturing organization or fail to engage third-party manufacturers with this capability, we may be unable to support commercialization of this product.

We use our Danbury, Connecticut facility to formulate Afrezza inhalation powder, fill plastic cartridges with the powder, package the cartridges in blister packs, and place the blister packs into foil pouches. We utilize a contract packager to assemble the final kits of foil-pouched blister packs along with inhalers and the package insert. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. If we engage a third-party manufacturer, we would need to transfer our technology to that third-party manufacturer and gain FDA approval, potentially causing delays in product delivery. In addition, our third-party manufacturer may not perform as agreed or may terminate its agreement with us.

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
•

Effectiveness of efforts by us or any future marketing partner to support and educate physicians about the benefits and advantages of Afrezza or our other products, and the perceived advantages and disadvantages of competitive products;

•	Willingness of the healthcare community and patients to adopt new technologies;
•	Ability to manufacture the product in sufficient quantities with acceptable quality and cost;
•	Perception of patients and the healthcare community, including third-party payors, regarding the safety, efficacy and benefits compared to competing products or therapies;
•	Convenience and ease of administration relative to existing treatment methods;
•	Coverage and reimbursement, as well as pricing relative to other treatment therapeutics and methods; and
•	Marketing and distribution support.

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

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payors to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets the pricing of prescription pharmaceuticals is subject to governmental control. In the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have stated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that there will continue to be a number of federal and state proposals to implement similar and/or additional governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private third-party payors may take in response to any drug pricing and reimbursement reform proposals or legislation. Such reforms may limit our ability to generate revenues from sales of Afrezza or other products that we may develop in the future and achieve profitability. Further, to the extent that such reforms have a material adverse effect on the business, financial condition and profitability of any future marketing partner for Afrezza, and companies that are prospective collaborators for our product candidates, our ability to commercialize Afrezza and our product candidates under development may be adversely affected.

In the United States and elsewhere, sales of prescription pharmaceuticals still depend in large part on the availability of coverage and adequate reimbursement to the consumer from third-party payors, such as government health administration authorities and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. The market for Afrezza and our product candidates for which we may receive regulatory approval will depend significantly on access to third-party payors’ drug formularies, or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. In addition, because each third-party payor individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming and costly process. We may be required to provide scientific and clinical support for the use of any product to each third-party payor separately with no assurance that approval would be obtained. This process could delay the market acceptance of any product and could have a negative effect on our future revenues and operating results. Even if we succeed in bringing more products to market, we cannot be certain that any such products would be considered cost-effective or that coverage and adequate reimbursement to the consumer would be available. Patients will be unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

In addition, in many foreign countries, the pricing of prescription drugs is subject to government control. In some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We may face competition for Afrezza or any of our other product candidates that receives marketing approval from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, there may be importation of foreign products that compete with our own products, which could negatively impact our profitability.

If we or any future marketing partner is unable to obtain coverage of, and adequate payment levels reimbursement for, Afrezza or any of our other product candidates that receive marketing approval from third-party payors, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our and any future marketing partner’s ability to successfully commercialize Afrezza and our ability to successfully commercialize any of our other product candidates that receives regulatory approval and impact our profitability, results of operations, financial condition, and prospects.

Healthcare legislation may make it more difficult to receive revenues.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably. For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, (“PPACA”) became law in the United States. PPACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly affects the healthcare industry. Among the provisions of PPACA of importance to us are the following:

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

•	A licensure framework for follow-on biological products;
•	Expansion of healthcare fraud and abuse laws, including the False Claims Act and the federal Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•

A Medicare Part D coverage gap discount program, in which manufacturers must agree to now offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

•	A requirement to annually report drug samples that certain manufacturers and authorized distributors provide to physicians; and
•	A Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to judicial and congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 (“Tax Act”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. In July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and our business.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, and, following passage of the BBA, will stay in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “ATRA”), which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

•

Federal civil and criminal false claims laws, including without limitation the False Claims Act, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other federal healthcare programs that are false or fraudulent, and knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government, and under PPACA, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal false claims laws;

•

HIPAA, which created new federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program or falsifying, concealing, or covering up a material fact in connection with the delivery of or payment for health care benefits;

•

HIPAA, as amended by HITECH, and their respective implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on entities subject to the law, such as certain healthcare providers, health plans, and healthcare clearinghouses and their respective business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information. In addition, in May 2018, the European Union, or EU, adopted European General Data Protection Regulation, or GDPR, which contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. We anticipate that over time we may expand our business operations to include additional operations in the EU, including potentially conducting preclinical and clinical trials. With such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR;

•

California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States.  Known as the California Consumer Privacy Act (“CCPA”), it will create new individual privacy rights for consumers (as that word is broadly defined in the law) and place increased privacy and security obligations on entities handling personal data of consumers or households. When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information;

•

The federal Physician Payments Sunshine Act under PPACA, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members;

•

State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state laws that require drug manufacturers to report information related to payments and other transfer of value to physicians and other healthcare providers and entities.

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. To the extent that Afrezza or any of our product candidates that receives marketing approval is ultimately sold in a foreign country, we may be subject to similar foreign laws and regulations. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, individual imprisonment, disgorgement, exclusion from U.S. federal or state healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

In addition, the Office of Inspector General of the Department of Health and Human Services and other Congressional, enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price (“AMP”) and best price (“BP”) for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. For example, failure to submit monthly/quarterly AMP and BP data on a timely basis could result in a civil monetary penalty. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that the CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.

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

The loss of the services of any principal member of our management, commercial and scientific staff could significantly delay or prevent the achievement of our scientific and business objectives. All of our employees are “at will” and we currently do not have employment agreements with any of the principal members of our management, commercial or scientific staff, and we do not have key person life insurance to cover the loss of any of these individuals. Replacing key employees may be difficult and time-consuming because of the limited number of individuals in our industry with the skills and experience required to develop, gain regulatory approval of and commercialize products successfully.

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

From time to time, the Financial Accounting Standards Board (“FASB”), either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations or reported cash flows. In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was subsequently clarified by additional ASUs. The standard requires a company to recognize revenue to depict the transfer of goods or services when transferred to customers in the amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. We adopted the new standard for the year beginning January 1, 2018. We had the option to apply the new standard either retrospectively for all prior reporting periods presented (full retrospective) or retrospectively with the cumulative effect of initially applying the new standard recognized at the date of initial application (modified retrospective). We have elected to apply the new standard using the modified retrospective approach with the cumulative effect of initial application recognized as of January 1, 2018 and the cumulative effect adjustment was a $1.7 million decrease to the opening balance of accumulated deficit. Any difficulties in implementing this standard, or in adopting or implementing any other new accounting standard, and to update or modify our internal controls as needed on a timely basis, could result in our failure to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Finally, if we were to change our critical accounting estimates, including those related to the recognition of collaboration revenue and other revenue sources, our operating results could be significantly affected.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2018, we had federal and state net operating loss carryforwards of $2.1 billion and $2.4 billion, respectively. The federal and state net operating loss carryforwards have begun to expire. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of our initial public offering, an ownership change within the meaning of Section 382 occurred in August 2004. As a result, federal net operating loss and credit carry forwards of approximately $216.0 million and are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years. We have not completed an IRC Section 382 analysis regarding the limitation of net operating loss carryforwards and other tax attributes since the August 2004 change in ownership in connection with our initial public offering. There is a risk that changes in ownership have occurred since our initial public offering. If a change in ownership were to have occurred after the initial public offering, net operating loss carryforwards and other tax attributes could be further limited or restricted. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Following the public announcement of Sanofi's election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of our officers and directors. In general, the complaints allege that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court ruled in October 2017 that U.S. law will apply to this case. The plaintiff has appealed this ruling, and following an oral hearing before the Supreme Court of Israel, has decided to withdraw his appeal. Subsequently, in November 2018, Mannkind filed a motion to dismiss the certification motion. At a case conference in February 2019, the court directed the parties to negotiate a procedure for determining whether the plaintiff can distinguish the claims in the Israeli litigation from those in a U.S. case against us based on the same events (which was dismissed by the U.S. district court for the Central District of California in August 2016). We will continue to vigorously defend against the claims advanced. If we are not successful in our defense, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if such claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.

We expect that at least for the foreseeable future, our manufacturing facility in Danbury, Connecticut will be the sole location for the manufacturing of Afrezza. It will also serve as the initial production facility for TreT. This facility and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. We depend on our facilities and on collaborators, contractors and vendors for the continued operation of our business, some of whom are located in other countries. Natural disasters or other catastrophic events, including interruptions in the supply of natural resources, political and governmental changes, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, volcanic eruptions, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. We might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs or cause interruptions in our commercialization of Afrezza.

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

Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We are required to comply with FDA regulations concerning the advertising and promotion of Afrezza.  Failure to comply with these regulations can result in the receipt of warning letters and further liability if off-label promotion is involved. For example, in October 2018, we received a warning letter from the FDA’s Office of Prescription Drug Promotion related to a particular post on our Afrezza Facebook page. The warning letter stated that the post in question failed to adequately disclose the risks associated with the use of Afrezza. As a result, we inactivated all Afrezza social media accounts (including Facebook, Instagram and Twitter) and conducted a review to determine whether any additional postings may contain content similar to the post in question. We have responded to the warning letter and will continue to work with the FDA to address their concerns.

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

For example, the coverage claimed in a patent application can be significantly reduced before a patent is issued, either in the United States or abroad. Statutory differences in patentable subject matter may limit the protection we can obtain on some of our inventions outside of the United States. For example, methods of treating patients are not patentable in many countries outside of the United States. These and other issues may limit the patent protection we are able to secure internationally. Consequently, we do not know whether any of our pending or future patent applications will result in the issuance of patents or, to the extent patents have been issued or will be issued, whether these patents will be subjected to further proceedings limiting their scope, will provide significant proprietary protection or competitive advantage, or will be circumvented or invalidated.

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

Moreover, the term of a patent is limited and, as a result, the patents protecting our products expire at various dates. For example, various patents providing protection for the powder component of Afrezza have terms extending into 2020, 2026, 2028, 2029 or 2030. In addition, patents providing protection for our inhaler and cartridges have terms extending into 2023, 2031 or 2032. Our method of treatment claims extend into 2026, 2029, 2030 or 2031. As and when these different patents expire, Afrezza could become subject to increased competition. As a consequence, we may not be able to recover our development costs.

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

Although we do not believe that Afrezza infringes any third-party patents, we have identified certain patents having claims that may trigger an allegation of infringement in connection with the commercial manufacture and sale of Afrezza. If a court were to determine that Afrezza was infringing any of these patent rights, we would have to establish with the court that these patents are invalid or unenforceable in order to avoid legal liability for infringement of these patents. However, proving patent invalidity or unenforceability can be difficult because issued patents are presumed valid. Therefore, in the event that we are unable to prevail in a non-infringement or invalidity action we will have to either acquire the third-party patents outright or seek a royalty-bearing license. Royalty-bearing licenses effectively increase production costs and therefore may materially affect product profitability. Furthermore, should the patent holder refuse to either assign or license us the infringed patents, it may be necessary to cease manufacturing the product entirely and/or design around the patents, if possible. In either event, our business, financial condition and results of operations would be harmed and our profitability could be materially and adversely impacted.

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

In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for: issuance upon the exercise of stock options and the vesting of restricted stock unit awards and the purchase of shares of common stock under our employee stock purchase program. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance or sale of substantial amounts of common stock, or the perception that such issuances or sales may occur, could adversely affect the market price of our common stock and other securities.

Our stock price is volatile and may affect the market price of our common stock and other securities.

Between January 1, 2016 and December 31, 2018, our closing stock price as reported on The Nasdaq Global Market has ranged from $0.71 to $10.80, adjusted for the 1-for-5 reverse stock split that occurred during this period. The trading price of our common stock is likely to continue to be volatile. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue.

The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:

•	our ability to obtain marketing approval for Afrezza outside of the United States and to find collaboration partners for the commercialization of Afrezza in foreign jurisdictions;
•	our future estimates of Afrezza sales, prescriptions or other operating metrics;
•	our ability to successfully commercialize other products (in addition to Afrezza) based on our Technosphere drug delivery platform;
•	the progress of preclinical and clinical studies of our product candidates and of post-approval studies of Afrezza required by the FDA;
•	the results of preclinical and clinical studies of our product candidates;
•	general economic, political or stock market conditions, especially for emerging growth and pharmaceutical market sectors;
•	legislative developments;
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

Our common stock is currently listed on The Nasdaq Global Market, which has qualitative and quantitative listing criteria. If we are unable to meet any of the Nasdaq listing requirements in the future, such as the corporate governance requirements, the minimum closing bid price requirement, or the minimum market value of listed securities requirement, Nasdaq could determine to delist our common stock. A delisting of our common stock could adversely affect the market liquidity of our common stock, decrease the market price of our common stock, adversely affect our ability to obtain financing for the continuation of our operations and result in the loss of confidence in our company. In 2016, we received a notice of non-compliance from the Listing Qualifications Department of the Nasdaq Stock Market with respect to the $1.00 minimum closing bid price requirement. Although we regained compliance with the minimum closing bid price requirement after effecting a reverse stock split in March 2017, there can be no assurance that we will be able to meet the minimum closing bid price requirement or other listing requirements in the future.

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

As of February 14, 2019, we had 187,342,566 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise the issuance of additional shares of our common stock upon the exchange or conversion of some or all of our senior convertible notes or notes payable to related party or upon issuance of our outstanding warrants, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In 2001, we acquired a facility in Danbury, Connecticut that included two buildings comprising approximately 190,000 square feet encompassing 17.5 acres. In September 2008, we completed the construction of approximately 140,000 square feet of new manufacturing space providing us with two buildings totaling approximately 328,000 square feet, housing our research and development, manufacturing and certain administrative functions for Afrezza. We believe the Connecticut facility will have sufficient space to satisfy commercial demand for Afrezza. Our obligations under the Facility Agreement and the Milestone Agreement are secured by our facility in Danbury, Connecticut and other assets. At the end of December 31, 2018, we leased a total of approximately 24,475 square feet of office space in Westlake Village, California pursuant to a lease that expires in January 2023. This facility contains our principal executive offices.

Item 3. Legal Proceedings

Following the public announcement of Sanofi's election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of our officers and directors. In general, the complaints allege that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court ruled in October 2017 that U.S. law will apply to this case. The plaintiff has appealed this ruling, and following an oral hearing before the Supreme Court of Israel, has decided to withdraw his appeal. Subsequently, in November 2018, we filed a motion to dismiss the certification motion in limine. In December 2018, the district court ordered that the motion to dismiss will be heard during a pretrial hearing set for February 2019. The Court also granted our motion to postpone its response to the merits of the certification motion until after the resolution of the motion to dismiss. We will continue to vigorously defend against the claims advanced.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market

Our common stock has been traded on The Nasdaq Global Market under the symbol “MNKD” since July 28, 2004. The following table sets forth for the quarterly periods indicated, the high and low sales prices for our common stock as reported by The Nasdaq Global Market (adjusted for the Reverse Stock Split effected March 3, 2017).

	High	Low
Year ended December 31, 2018
First quarter	$4.05	$2.18
Second quarter	$2.45	$1.59
Third quarter	$3.04	$0.98
Fourth quarter	$2.19	$0.94
Year ended December 31, 2017
First quarter	$3.61	$1.44
Second quarter	$1.88	$0.67
Third quarter	$2.35	$1.09
Fourth quarter	$6.96	$2.01

The closing sales price of our common stock on The Nasdaq Global Market was $1.39 on February 14, 2019 and there were 105 registered holders of record as of that date.

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

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) The Nasdaq Composite Index and (ii) The Nasdaq Biotechnology Index. The graph assumes a $100 investment, on December 31, 2013, in (i) our common stock, (ii) the securities comprising The Nasdaq Composite Index and (iii) the securities comprising The Nasdaq Biotechnology Index.

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

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

The following data has been derived from our audited financial statements, including the consolidated balance sheets at December 31, 2018 and 2017 and the related consolidated statements of operations for each of the three years ended December 31, 2018, 2017 and 2016 and related notes appearing elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements that are not included in this report. Items that significantly impact the comparability among the periods presented include the following:

•	Long-lived asset, inventory impairments, and recognition of loss on purchase commitments in 2015,
•	Recognition of revenue, related costs and gain on extinguishment of debt related to the collaboration with Sanofi in 2016,
•	Recognition of revenue related to commercial sales of Afrezza in 2016 and 2017; and
•	Recognition of revenue related to UT License Agreement and Research Agreement.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Total net revenue	$27,859	$11,745	$174,758	$—	$—
(Loss) income from operations	(76,595)	(108,189)	67,260	(344,655)	(179,627)
Net (loss) income	(86,975)	(117,333)	125,664	(368,445)	(198,382)
Net (loss) income per share - basic	(0.60)	(1.13)	1.37	(4.54)	(2.57)
Net (loss) income per share - diluted	(0.60)	(1.13)	1.36	(4.54)	(2.57)
Shares used to compute basic net (loss) income per share	144,136	104,245	92,053	81,233	77,045
Shares used to compute diluted net (loss) income per share	144,136	104,245	92,085	81,233	77,045

	December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$71,157	$43,946	$22,895	$59,074	$120,841
Total assets	107,705	84,575	107,063	126,412	394,439
Facility financing obligation	11,298	52,745	71,339	74,582	72,995
Note payable to related party	72,089	79,666	49,521	49,521	49,521
Accrued interest — note payable to related party	6,835	2,347	9,281	6,380	3,486
Senior convertible notes	19,099	24,411	27,635	27,613	99,355
Sanofi loan facility and loss share obligation	—	—	—	62,371	3,034
Accumulated deficit	(2,940,000)	(2,854,898)	(2,737,565)	(2,863,229)	(2,494,784)
Total stockholders’ deficit	(175,082)	(214,732)	(183,593)	(350,329)	(73,770)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

Overview

We are a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for patients with diseases such as diabetes and pulmonary arterial hypertension. Our only approved product, Afrezza, is a rapid-acting inhaled insulin that was approved by the FDA in June 2014 to improve glycemic control in adult patients with diabetes. Afrezza became available by prescription in United States retail pharmacies in February 2015.

As of December 31, 2018, we had an accumulated deficit of $2.9 billion and a stockholders’ deficit of $175.1 million. We had net income (losses) of approximately $(87.0) million, $(117.3) million and $125.7 million in the years ended December 31, 2018, 2017 and 2016, respectively. We have funded our operations primarily through the sale of equity securities and convertible debt securities, borrowings under The Mann Group Loan Arrangement, receipt of a $45.0 million upfront payment under the UT License Agreement, receipt of upfront and milestone payments under the Sanofi License Agreement and borrowings under a senior secured revolving promissory note and a guaranty and security agreement that we entered into with an affiliate of Sanofi in September 2014 in connection with the Sanofi License Agreement (the “Sanofi Loan Facility”), which provided us with a secured loan facility of up to $175.0 million to fund our share of net losses under the Sanofi License Agreement, which was terminated in 2016. As discussed below in “Liquidity and Capital Resources”, if we are unable to obtain additional funding, there is substantial doubt about our ability to continue as a going concern.

Our business is subject to significant risks, including but not limited to our need to raise additional capital to fund our operations, our ability to successfully commercialize Afrezza and manufacture sufficient quantities of Afrezza, competition from other products and technologies and uncertainties associated with obtaining and enforcing patent rights. Additional significant risks include the risks inherent in clinical trials and the regulatory approval process for our product candidates, which in some cases depends upon the efforts of our partners.

Critical Accounting Policies

The preparation of our consolidated financial statements is in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the consolidated financial statements if (i) the estimate is complex in nature or requires a high degree of judgment and (ii) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our estimates and the application of our policies. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition – Net Revenue – Commercial Product Sales – On January 1, 2018, we adopoted Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“the new revenue guidance”). We recognize revenue on product sales when the Customer obtains control of the Company's product, in an amount that reflects the consideration which the Company expects to be entitled in exchange for those goods or services. Product revenues are recorded net of applicable reserves for variable consideration, including discounts, rebates, allowances and fees. For further detail refer to Note 2 – Summary of Significant Accounting Policies.

Prior to Janaury 1, 2018, we invoiced our customers upon shipment of Afrezza to them and record an accounts receivable, with a corresponding liability for deferred revenue equal to the gross invoice price net of estimated gross-to-net adjustments. We were required to reliably estimate returns in a very narrow range in order to recognize revenue upon shipment. While we can currently estimate returns within a range, it is not sufficiently precise to meet the requirements. Accordingly, we defered recognition of revenue and the related estimated discounts and allowances on Afrezza product shipments until the right of return no longer existed, which occurs at the earlier of the time Afrezza is dispensed through patient prescriptions or expiration of the right of return. Through December 31, 2017, we recognized revenue based on Afrezza prescriptions dispensed, as estimated by syndicated data provided by a third party. We also analyzed additional data points to ensure that such third-party data is reasonable, including data related to inventory movements within the channel and ongoing prescription demand. In addition, the costs of Afrezza associated with the deferred revenue were recorded as deferred costs until such time as the related deferred revenue is recognized. As of December 31, 2017, prior to the adoption of Topic 606, the ending balance for net deferred revenue, was $3.0 million on the Company’s consolidated balance sheets, which is presented net of $1.5 million in gross-to-net revenue adjustments.

Revenue Recognition – Collaborations and Services — We enter into licensing or research agreements under which we license certain rights to our product candidates to third parties or provide research services to third-parties. The terms of these arrangements may include but are not limited to, payment to us of one or more of the following: nonrefundable, up-front license fees; development, regulatory, and commercial milestone payments; payments for manufacturing supply services we provide; and royalties on net sales of licensed products and sublicenses of the rights. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. Given that significant estimates depend on the development plan, these estimates could change and impact the revenue recognition. Consideration received that does not meet the requirements to satisfy the revenue recognition criteria is recorded as deferred revenue in the accompanying consolidated balance sheets based on our best estimate of when such revenue will be recognized. Current deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that we expect will not be recognized within the next 12 months are classified as long-term deferred revenue.

Inventory Costing and Recoverability — We determine the cost of inventory using the first-in, first-out or FIFO method. We capitalize inventory costs associated with our product’s based on judgement that future economic benefits are expected to be realized. Inventories are stated at the lower of cost or net realizable value. We analyzed our inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. We performed an assessment of projected sales to evaluate the lower of cost or net realizable value and the potential excess inventory on hand at December 31, 2018, 2017 and 2016. As a result of these assessments, we recorded inventory write-offs of $2.2 million and $3.0 million in the years ended December 31, 2018 and 2017, respectively. There were no write-offs for the year ended December 31, 2016.

Recognized Loss on Purchase Commitments — We assess whether losses on long term purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for future purchases of inventory items are recognized unless recoverable. The loss on the purchase commitment balance is reduced as material is received. The balance of recognized loss on purchase commitments is primarily associated with insulin purchases. As of December 31, 2018 and 2017 the balance was $98.3 million and $109.3 million, respectively.

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

In connection with our quarterly assessment of impairment indicators, we recorded no impairments for the year ended December 31, 2018. We recorded $0.2 million and $1.2 million for the year ended December 31, 2017 and 2016, respectively. For further information see Note 4 — Property and Equipment of the Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data”.

Milestone Rights Liability — In connection with the execution of the Facility Agreement, we also entered into the Milestone Agreement which requires the Company to make contingent payments to the Milestone Purchasers, totaling up to $90.0 million, of which $75.0 million remain payable as of December 31, 2018, upon the Company achieving specified commercialization milestones (the “Milestone Rights”). We evaluated the Milestone Rights and determined that such rights do not meet the definition of a freestanding derivative. Since we have elected not to apply the fair value option, we recorded the rights at the initial fair value. Upon the achievement of a milestone event, the milestone payment will be allocated between (i) a reduction of the initial liability and (ii) a return on investment and the gain or loss is recognized at the time the milestone event is achieved. The estimated fair value of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones discounted to present value using a selected market discount rate (Level 3 in the fair value hierarchy).

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

Accounting for Income Taxes — Our management must make judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2018 and December 31, 2017, respectively, we had established a valuation allowance of $665.4 million and $654.3 million against all of our net deferred tax asset balances, due to uncertainties related to the realizability of our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended. The changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, and expanded limits on employee remuneration. In 2017, we recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance in SAB 118 because we had not yet completed our enactment-date accounting for these effects. In 2018 and 2017, we did not record tax expense related to the enactment-date effects of the Act as we maintained a full valuation allowance and we estimated a deficit in post-1986 earnings and profits from its foreign subsidiaries. At December 31, 2018, we have now completed the accounting for all of the enactment-date income tax effects of the Act. During 2018, we did not recognize adjustments to the provisional amounts recorded at December 31, 2017 as all changes were off-set by the valuation allowance.

Results of Operations

Years ended December 31, 2018 and 2017

Revenues

The following table provides a comparison of the revenue categories for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Net revenue - commercial product sales:
Gross revenue from product sales	$30,242	$12,572	$17,670	141%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(12,966)	(3,380)	(9,586)	(284%)
Net revenue - commercial product sales	17,276	9,192	8,084	88%
Revenue - collaborations and services	10,583	250	10,333	4,133%
Revenue - other	—	2,303	(2,303)	(100%)
Total revenues	$27,859	$11,745	$16,114	137%

Gross revenue from the sales of Afrezza increased by $17.7 million for the year ended December 31, 2018, or 141%, compared to the prior year, primarily driven by higher product demand and price increases, as well as a more favorable mix of cartridges. Effective as of the beginning of 2018, we adopted Topic 606, the new revenue standard under which we now recognize revenue on a sell-to model rather than a sell-through model. The estimated gross-to-net adjustment of $13.0 million (43% of gross revenue) for the year ended December 31, 2018, compared to the prior year ended December 31, 2017 estimated gross-to-net adjustment was $3.4 million (27% of gross revenue) was primarily due to commercial and government rebates related to increases in the wholesale acquisition cost of Afrezza as well as product returns. We were not required to reduce revenue in 2017 for product returns because we deferred recognition of revenue on Afrezza product delivered to wholesalers until the right of return no longer existed, which occurred at the earlier of the time Afrezza was dispensed from pharmacies to patients or expiration of the right of return.

Net revenue from collaborations and services increased by $10.3 million, or 4,133%, for the year ended December 31, 2018 compared to the prior year. The increase was primarily attributable to $6.5 million earned from our collaboration agreements with Cipla and UT, which were executed in the second and fourth quarters of 2018, respectively. In addition, we also recognized $3.8 million in services revenue related to the research agreement with UT.

Revenue – other decreased by 100% as compared to the prior year ended December 31, 2017 which was primarily due to bulk insulin sales of $1.7 million and $0.6 million for the sale of intellectual property in 2017.

Expenses

The following table provides a comparison of the expense categories for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Expenses:
Cost of goods sold	$19,402	$17,228	$2,174	13%
Cost of revenue - collaborations and services	1,077	—	1,077	100%
Research and development	8,737	14,118	(5,381)	(38%)
Selling	47,407	46,135	1,272	3%
General and administrative	32,309	28,824	3,485	12%
Property and equipment impairment	—	203	(203)	(100%)
(Gain) loss on foreign currency translation	(4,468)	13,641	(18,109)	(133%)
Loss on purchase commitment	(10)	(215)	205	(95%)
Total expenses	$104,454	$119,934	$(15,480)	(13%)

Cost of goods sold increased by $2.2 million, or 13%, compared to the prior year ended December 31, 2017.  The increase was primarily attributable to a $1.6 million increase in costs associated with Afrezza sales and a one-time $2.0 million fee associated with amending our Insulin Supply Agreement. These increases were offset by a decrease in inventory write-off of $0.8 million in 2018.

Cost of revenue - collaborations and services was $1.1 million for the year ended December 31, 2018 compared to zero for the prior year ended December 31, 2017. Cost of revenue - collaborations and services for 2018 was attributable to resource costs related to conducting the UT license and research agreement which was executed in 2018.

Research and development expenses decreased by $5.4 million, or 38%, compared with the prior year ended December 31, 2017. The decrease was primarily attributable to a $2.2 million decrease in clinical trial spending, a $1.7 million decrease in salary-related expenses associated with our move to office-only space in 2017 as well as higher personnel costs associated with supporting manufacturing production activities and a $0.8 million decrease in research and development supply and services costs.

Selling expenses increased by $1.3 million, or 3%, compared to the prior year ended December 31, 2017. The increase was primarily attributable to $2.9 million in salary-related expenses and benefits in supporting Afrezza sales commercial operations and patient support, a $1.8 million increase in medical affairs support and market access, a $0.6 million increase in stock-based compensation expense mainly related to the performance-based stock awards as a result of the achievement of performance goals related to Afrezza sales in 2018 and a $0.5 million increase in travel for our salesforces. These increases were offset by decreases in on-line marketing and product advertising of $4.7 million.

In order to conform to the 2018 presentation above, we reclassified approximately $3.6 million of personnel costs for the year ended December 31, 2017 related to Afrezza medical affair activities from general administrative expenses to selling expenses. This resulted in a change in selling expenses for the year ended December 31, 2017 from $42.6 million as previously reported in our Annual Report on Form 10-K filed on February 27, 2018, to $46.1 million.

General and administrative expenses increased by $3.5 million, or 12%, compared with the prior year ended December 31, 2017. This increase was primarily attributable to $1.7 million in headcount increases in human resources, corporate communications, and office support departments, a $1.3 million increase in stock-based compensation expenses, a $1.1 million increase in transition costs due to transitioning certain corporate support functions from Connecticut to our headquarters in California, and a $0.4 million increase in investor relations and corporate communication. These increases were offset by decreases of $0.8 million in accounting consulting fees.

In order to conform to the 2018 presentation above, we reclassified approximately $3.6 million of personnel costs for the year ended December 31, 2017 related to Afrezza medical affair activities from general and administrative expenses to selling expenses. The resulted in a change in general and administrative expenses for the year ended December 31, 2017 from $32.4 million as previously reported in our Annual Report on Form 10-K filed on February 27, 2018, to $28.8 million.

Under the Insulin Supply Agreement with Amphastar, payment obligations are denominated in Euros. We are required to record the foreign currency translation impact of the U.S. dollar to Euro exchange rate associated with the recognized loss on purchase commitments. The gain on foreign currency translation for the year ended December 31, 2018 was $4.5 million as compared to a loss of $13.6 million for the year ended December 31, 2017, resulting in an $18.1 million net change due to favorable U.S. dollar to Euro exchange rates.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Change in fair value of warrant liability	$—	$5,488	$(5,488)	(100%)
Interest income	501	293	208	71%
Interest expense on notes	(5,116)	(9,494)	4,378	(46%)
Interest expense on note payable to related party	(4,323)	(3,782)	(541)	14%
Loss on extinguishment of debt	(765)	(1,611)	846	(53%)
Other income (expense)	(437)	13	(450)	(3,462%)
Total other (expense) income	$(10,140)	$(9,093)	$(1,047)	12%

During 2017 we recorded a change in fair value of the warrant liability of $5.5 million. The Company determined that these warrants required liability classification primarily due to a price-protection clause that applies in the event of certain dilutive financings. The warrant liability was extinguished in 2017 and therefore there was no such impact on our consolidated statements of operations in 2018.

Interest income increased by $0.2 million for the year ended December 31, 2018, or 71%, compared to the prior year , which was primarily attributable to a higher balance on our money market fund and a higher interest rate.

Interest expense on notes, which includes the Facility Financing Obligation and senior convertible notes, decreased by $4.4 million for the year ended December 31, 2018, or 46%, compared to the prior year, which was primarily attributable to a reduction in principal debt balances.

Interest expense on note payable to related party (“The Mann Group”) increased by $0.5 million for the year ended December 31, 2018, or 14% compared to the prior year, which was primarily attributable to a higher average principal balance.

The loss on extinguishment of debt decreased by $0.8 million for the year ended December 31, 2018, or 53%, compared to the prior year, which was primarily attributable to conversions of convertible debt under our facility financing agreement to common stock in September 2018. In the same period of 2017, we recorded a loss on extinguishment of $1.6 million related to the exchange of convertible debt under our facility financing agreement in April and June 2017.

Other income (expense) increased by $0.4 million for the year ended December 31, 2018 compared to the prior year. This change was primarily due to a realized currency loss in connection with a foreign exchange contract associated with purchases under the Insulin Supply Agreement.

Years ended December 31, 2017 and 2016

Revenues

The following table provides a comparison of the revenue categories for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Net revenue - commercial product sales:
Gross revenue from product sales	$12,572	$2,714	$9,858	363%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(3,380)	(819)	(2,561)	(313%)
Net revenue - commercial product sales	9,192	1,895	7,297	385%
Revenue - collaborations and services	250	171,965	(171,715)	(100%)
Revenue - other	2,303	898	1,405	156%
Total revenues	$11,745	$174,758	$(163,013)	(93%)

The increase in gross revenue from product sales of $9.9 million for the year ended December 31, 2017 compared to the prior year is primarily due to an increase in cartridges sold. Total estimated gross-to-net adjustments of $3.4 million were approximately 27% of gross revenue from product sales for the year ended December 31, 2017, a decrease of approximately 3% of gross revenue from the prior year. This decrease is due primarily to distribution fees paid to Integrated Commercialization Solutions Direct (“ICS”) in 2016 as part of an interim agreement that enabled us to distribute product in all necessary jurisdictions while we obtained the necessary licenses. This agreement was terminated in December 2016 and therefore these fees did not recur in 2017.

Net revenue from collaborations and services for the year ended December 31, 2017 decreased by $171.7 million from the prior year, primarily because the Sanofi License Agreement was terminated in 2016, which resulted in us recognizing previously deferred revenue from Sanofi, including upfront and milestone payments.

Revenue – other for the year ended December 31, 2017 represents $1.7 million from sales of bulk insulin to a third party and $0.6 million from a sale of intellectual property. Revenue – other for the year ended December 31, 2016 represents $0.9 million from sales of bulk insulin to a third party.

Expenses

The following table provides a comparison of the expense categories for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Expenses:
Cost of goods sold	$17,228	$17,121	$107	1%
Cost of revenue - collaborations and services	—	32,971	(32,971)	(100%)
Research and development	14,118	14,917	(799)	(5%)
Selling	46,135	21,027	25,108	119%
General and administrative	28,824	25,901	2,923	11%
Property and equipment impairment	203	1,259	(1,056)	(84%)
Loss (gain) on foreign currency translation	13,641	(3,433)	17,074	(497%)
Loss on purchase commitment	(215)	(2,265)	2,050	(91%)
Total expenses	$119,934	$107,498	$12,436	12%

Cost of goods sold includes the costs related to Afrezza product dispensed by pharmacies to patients as well as the following costs, which are recorded as expenses in the period in which they are incurred, rather than as a portion of the inventory cost: current year manufacturing costs in excess of costs capitalized into inventory, the impact of an annual revaluation of inventory and deferred costs of commercial sales to standard cost, write-offs of inventory and deferred costs of commercial sales. The increase in cost of goods sold of $0.1 million for the year ended December 31, 2017 compared to the prior year is primarily due to increases of $2.8 million in inventory write-offs related to obsolescence and $1.6 million in cost of goods attributable to greater commercial product sales. These increases were offset by a decrease of $4.5 million related to a reduction in current year manufacturing costs in excess of costs capitalized into inventory (resulting from the reduction in work force in the fourth quarter of 2016).

Costs of revenue - collaboration represents the costs of product manufactured and sold to Sanofi, as well as certain direct costs associated with a firm purchase commitment entered into in connection with the collaboration with Sanofi for the year ended December 31, 2016. During the year ended December 31, 2017, we did not recognize any collaboration product costs. During the year ended December 31, 2016, we recognized $33.0 million of collaboration product costs, which consists of $13.5 million in Afrezza manufacturing costs for product sold to Sanofi, and $19.5 million related to the cost of bulk insulin sold to Sanofi.

Research and development expenses decreased for the year ended December 31, 2017 by $0.8 million, or 5% compared with the prior year, primarily due to a $3.6 million decrease in research and development workforce costs in the fourth quarter of 2016 and an FDA submission fee for label expansion of $1.0 million incurred in 2016. These decreases were offset by a $2.5 million increase in clinical trial expenses, a $0.7 million increase in expenses incurred for research and development related to manufacturing automation and improvements, and a $0.2 million increase in travel expenses.

Selling expenses increased for the year ended December 31, 2017 by $25.1 million, or 119%, compared to the prior year, primarily due to a full year of marketing Afrezza in 2017 using an internal sales force, versus marketing Afrezza for a partial year in 2016 using a contracted sales force. This resulted in a $16.0 million increase in expense related to the transition and build-out of our internal sales-force, which was offset by a $7.7 million decrease in spending on contracted sales efforts. In addition, there was a $5.0 million increase in product advertising expense, primarily attributed to television advertisements, a $3.9 million increase in expenses for marketing and branding, a $3.5 million increase in travel expenses, a $1.0 million increase in expenses related to promotional materials, a $0.5 million increase in facilities expense, and a $0.3 million increase in sponsorship expense.

In order to conform to the 2017 presentation above, we reclassified approximately $3.6 million of personnel costs related to Afrezza medical affair activities from general administrative expenses to selling expenses in 2017 and $1.2 million in 2016. This resulted in a change in selling expenses from $42.6 million in 2017 and $19.9 million in 2016, as previously reported in our Annual Report on Form 10-K filed on March 6, 2017, to $46.1 million for the year ended December 31, 2017 and $20.0 million for the year ended December 31, 2016.

General and administrative expense increased for the year ended December 31, 2017 by $2.9 million, or 11%, compared to the prior year, primarily due to increases in salaries of $2.6 million related to new executives hired in late 2016 and 2017, a $1.5 million increase in professional fees, primarily related to recapitalization transactions, a $1.4 million increase in expense for consulting services related to accounting, human resources, and business development, a $0.7 million increase in expenses for performance bonuses, a $0.5 million increase in expenses associated with executive recruitment and relocation, and a $0.2 million increase in expenses for software infrastructure. These increases were partially offset by a $2.1 million decrease in legal expenses.

In order to conform to the 2017 presentation above, we reclassified approximately $3.6 million of personnel costs related to Afrezza medical affair activities from general and administrative expenses to selling expenses in 2017 and $1.2 million in 2016. This resulted in a change in general and administrative expenses from $32.4 million in 2017 and $27.1 million in 2016, as previously reported in our Annual Report on Form 10-K filed on March 6, 2017, to $28.8 million for the year ended December 31, 2017 and $25.9 million for the year ended December 31, 2016.

Under the Insulin Supply Agreement with Amphastar, payment obligations are denominated in Euros. We are required to record the foreign currency translation impact of the U.S. dollar to Euro exchange rate associated with the recognized loss on purchase commitments. A loss of $13.6 million was recorded for foreign currency translation for the year ended December 31, 2017, as compared to a gain in 2016 of $3.4 million, resulting in a $17.1 million net change due to unfavorable U.S. dollar to Euro exchange rates during 2017.

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

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Change in fair value of warrant liability	$5,488	$5,369	$119	2%
Interest income	293	85	208	245%
Interest expense on notes	(9,494)	(15,576)	6,082	(39%)
Interest expense on note payable to related party	(3,782)	(2,901)	(881)	30%
(Loss) gain on extinguishment of debt	(1,611)	72,024	(73,635)	(102%)
Other (expense) income	13	(597)	610	(102%)
Total other income (expense)	$(9,093)	$58,404	$(67,497)	(116%)

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

The increase of $0.9 million in the interest expense on note payable to the The Mann Group for the year ended December 31, 2017 compared to the prior year was primarily due to additional borrowings and capitalization of interest under The Mann Group Loan Arrangement in the second quarter of 2017.

(Loss) gain on extinguishment of debt decreased by $73.6 million. This was due to the $72.0 million gain from extinguishment of debt in 2016 as a result of the Settlement Agreement with Sanofi and forgiveness of the full outstanding loan balance of the Sanofi Loan Facility and $1.6 million of losses on conversions of convertible notes into common stock during 2017.

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

As of December 31, 2018, we had $101.7 million principal amount of outstanding debt, consisting of:

•	$18.7 million principal amount of senior convertible notes bearing interest at 5.75% per annum and maturing on October 23, 2021, all of which is convertible;
•	The following amounts under the Facility Financing Obligation with Deerfield which are partially convertible as further described below:
o

$9.0 million principal amount due and payable in July 2019 and bearing interest at 9.75% per annum. Interest is payable in cash quarterly in arrears on the last business day of March, June, September and December of each year;

o

$2.5 million principal amount due and payable in May 2019 and bearing interest at 8.75% per annum. Interest is payable in cash quarterly in arrears on the last business day of March, June, September and December of each year; and

•

$71.5 million principal amount of indebtedness under The Mann Group Loan Arrangement bearing interest at a fixed rate of 5.84% per annum compounded quarterly beginning April 1, 2018 and maturing on July 1, 2021, all of which is convertible at a conversion price per share of $4.00. Interest is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, except that interest payments are subject to deferral under a subordination agreement with Deerfield until our payment obligations to Deerfield have been satisfied in full.

We have entered into certain transactions related to these borrowings during 2017 and 2018 that are more fully described in Note 6– Related-Party Arrangements, Note 7 – Borrowings, Note 10 – Fair Value of Financial Instruments, Note 14 – Commitments and Contingencies.

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

In November 2017, we sold an aggregate of 173,327 shares of our common stock for aggregate gross proceeds of approximately $0.5 million pursuant to our At Market Issuance Sales Agreement with B. Riley FBR, Inc. (f/k/a FBR Capital Markets & Co.), dated as of April 26, 2016 (the “FBR Agreement”). On February 27, 2018, we terminated the FBR Agreement and no further sales were made under such agreement.

On February 27, 2018 we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock having an aggregate offering price of up to $50.0 million or such other amount as may be permitted by the Sales Agreement. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. For the year ended December 31, 2018, we sold an aggregate of 1,028,432 shares of our common stock for aggregate gross proceeds of approximately $2.0 million pursuant to our Sales Agreement with Cantor Fitzgerald.

On April 5, 2018, we entered into securities purchase agreements with certain institutional investors. Pursuant to the terms of the purchase agreements, we sold to the purchasers in a registered offering an aggregate of 14,000,000 shares of our common stock and warrants to purchase up to an aggregate of 14,000,000 shares of our common stock at a combined purchase price of $2.00 per share and accompanying warrant. The shares of common stock and the warrants were immediately separable. The warrants became exercisable at a price of $2.38 per share beginning on October 9, 2018 and will expire April 9, 2019. The net proceeds from the offering were approximately $26.4 million. The offering closed on April 9, 2018.

On December 19, 2018, we entered into an underwriting agreement with Leerink Partners LLC relating to the issuance and sale in a public offering of 26,666,667 shares of our common stock and warrants to purchase up to an aggregate of 26,666,667 shares of our common stock at a combined purchase price of $1.50 per share and accompanying warrant. The shares of common stock and the warrants were immediately separable. The warrants were immediately exercisable at issuance at a price of $1.60 per share and will expire on December 26, 2019. The net proceeds to us from the offering were approximately $37.5 million. The offering closed on December 26, 2018.

In connection with the execution of the Facility Agreement, on July 1, 2013, we issued Milestone Rights to the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million, of which $75.0 million remain payable as of December 31, 2018, upon the occurrence of specified strategic and sales milestones, including the achievement of specified net sales figures. In addition, the Facility Agreement includes customary representations, warranties and covenants, including, a restriction on the incurrence of additional indebtedness, and a financial covenant which requires our cash and cash equivalents to be at least $20.0 million as of December 31, 2018 and $25.0 million as of the end of each fiscal quarter after December 31, 2018. We have met the required conditions as of the specified dates. See Note 14 — Commitments and Contingencies and Note 7 — Borrowings, for further information related to the Facility Agreement.

On July 31, 2014, we entered into the Insulin Supply Agreement, pursuant to which we agreed to purchase certain annual minimum quantities of insulin. See Note 14 — Commitments and Contingencies for further information related to the Insulin Supply Agreement.

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the senior convertible notes, Facility Financing Obligation, or The Mann Group Loan Arrangement when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the senior convertible notes, or certain Major Transactions as defined in the Facility Agreement in respect of the Facility Financing Obligation, the holders of the respective debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. The senior convertible notes are partially convertible and the Mann Group Loan Arrangement is fully convertible at any time prior to maturity, as further disclosed in Note 6 – Related-Party Arrangements and Note 7 – Borrowings.

While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the senior convertible notes and the Facility Financing Obligation, or if we fail to repay or repurchase the senior convertible notes, Facility Financing Obligation, or borrowings under The Mann Group Loan Arrangement, we will be in default under the applicable instrument for such indebtedness, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K, do not include adjustments that might result from the outcome of this uncertainty.

Net cash used in operating activities, which consists of net loss adjusted for the various non-cash items, changes in working capital and changes in other balance sheet accounts, totaled $37.7 million for the year ended December 31, 2018. Net cash used in operating activities totaled $64.8 million and $78.1 million for the year ended December 31, 2017 and December 31, 2016, respectively.

During the year ended December 31, 2018, we used $37.7 million of cash for our operating activities as a result of our net loss of $87.0 million, offset by a net decrease in operating assets and liabilities of $36.7 million and non-cash charges of $12.6 million. The net decrease in operating assets and liabilities was primarily attributable to our receipt of $57.2 million in cash from collaboration agreements (revenue recognition of $46.8 million was deferred to future periods – see Note 8 – Collaboration and Licensing Arrangements). The net decreases in operating assets and liabilities was partially offset by an increase in inventory of $3.2 million, a decrease of accrued expenses of $2.2 million and an increase in accounts receivable of $1.3 million, offset by decreases in purchase commitment of $7.0 million and accounts payable of $1.6 million. The non-cash items included $6.9 million of stock-based compensation, $2.9 million of depreciation, amortization and accretion and an $0.8 million loss on extinguishment of debt, offset by $4.5 million of gain on foreign currency translation, and inventory write-offs of $2.2 million.

During the year ended December 31, 2017, we used $64.8 million of cash for our operating activities as a result of our net loss of $117.3 million, offset by a net decrease in operating assets and liabilities of $27.6 million and non-cash charges of $25.0 million. The net decrease in operating assets and liabilities was primarily a result of the receipt of $30.6 million from Sanofi pursuant to the insulin put option in January 2017. The net decrease in operating assets and liabilities was partially offset by an increase in accounts payable of $3.8 million and accrued expenses and other current liabilities of $2.9 million, offset by decreases in deferred revenue of $0.4 million and purchase commitments of $4.7 million. In addition, there were increases in accounts receivable of $2.5 million, inventory of $3.3 million, and deferred costs from commercial product sales of $0.1 million, offset by a decrease in prepaid expenses of $1.4 million. The non-cash items included $5.5 million of a gain in the fair value of the warrant liability, offset by $13.6 million loss on foreign currency exchange, $4.8 million of stock-based compensation, $3.5 million of depreciation, amortization and accretion, $3.8 million of interest accrued through note payable to The Mann Group, $3.0 million of inventory write-offs and $1.6 million of loss on extinguishment of debt.

During the year ended December 31, 2016, we used $78.1 million of cash for our operating activities as a result of a net decrease in operating assets and liabilities of $139.3 million offset by our net income of $125.7 million, adjusted by non-cash charges of $64.5 million. The changes in operating assets and liabilities were due to increases in accounts receivable from Sanofi of $30.5 million, inventory of $2.3 million, and decreases in accounts payable of $12.1 million, deferred revenue of $17.5 million, deferred payments from collaboration of $134.1 million, offset by a decrease in deferred costs from collaboration of $13.5 million and increases in recognized loss on purchase commitment of $40.6 million and deferred revenue of $3.4 million. The non-cash charges included a $72.0 million gain on extinguishment of debt, $4.2 million of depreciation and accretion, $5.1 million of stock-based compensation, $2.9 million of interest accrued on borrowings under the Mann Group Loan Arrangement, and $4.5 million of interest accrued on borrowings under the Sanofi Loan Facility offset by a $5.4 million non-cash gain from a change in the fair value of warrants, a $3.4 million gain on foreign currency translation exchange, and $2.3 million gain on purchase commitments.

Cash used in investing activities was $0.2 million for the year ended December 31, 2018 compared to cash provided by investing activities of $16.7 million for the year ended December 31, 2017. The difference was primarily due to $16.7 million of net proceeds from the sale of certain parcels of real estate owned by the Company in Valencia, California in 2017.

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

Cash provided from financing activities was $61.3 million for the year ended December 31, 2018 primarily related to an aggregate proceeds of $68.0 million in an offering and a direct placement of common stock and $2.0 million in at-the-market issuance of common stock offset by $5.0 million of principal payment on Facility Financing Obligation and $4.1 million costs associated with the offering and direct placement of common stock.

Cash provided by financing activities of $73.6 million for the year ended December 31, 2017 was primarily related to $57.7 million in net proceeds from a registered direct offering of common stock and $19.4 million received from borrowings on the note payable under the Mann Group Loan Arrangement offset by a principal payment of $4.0 million on the Facility Financing Obligation.

Cash provided by financing activities of $43.0 million for the year ended December 31, 2016 was primarily related to $47.3 in net proceeds received from the sale of stock and warrants and a payment on the Facility Financing Obligation of $5.0 million during the year ended December 31, 2016. Future Liquidity Needs. As of December 31, 2018, we had $71.7 million in cash and cash equivalents and restricted cash. Our cash position, together with our short-term debt obligations and anticipated operating expenses, raises substantial doubt about our ability to continue as a going concern. We expect to expend our capital resources for the manufacturing, sales and marketing of Afrezza and to develop our product pipeline candidates. We also intend to use our capital resources for general corporate purposes. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, support continued product growth and commercialization efforts, and to fund operations, generally. We will seek to raise additional funds through various potential sources, such as equity and debt financings, or other arrangements.

Issuances of debt or additional equity could impact the rights of our existing stockholders, dilute the ownership percentages of our existing stockholders and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We also may seek to raise additional capital by pursuing opportunities for the licensing, sale or divestiture of certain intellectual property and other assets, including our Technosphere technology platform. There can be no assurance, however, that any collaboration, license, sale of securities or sale or license of assets will be available to us on a timely basis or on acceptable terms, or at all. If we are unable to raise additional capital when needed or on acceptable terms, we may be required to enter into agreements with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such agreements may not be on terms as commercially favorable to us.

We cannot provide assurances that our plans will not change or that changed circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. If planned operating results are not achieved or we are not successful in raising additional capital when needed, we will be required to reduce expenses through the delay, reduction or curtailment of our projects, or further reduction of costs for facilities and administration, and there will continue to be substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we did not have any off-balance sheet arrangements.

Contractual Obligations

Our contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payments. Accordingly, the table below excludes contractual obligations relating to milestone and royalty payments due to third parties, all of which are contingent upon certain future events. The expected timing of payment of the obligations presented (excluding payments in respect of the Milestone Rights) below are estimated based on current information. These contractual obligations consisted of the following at December 31, 2018 (in thousands):

	Payments Due in
Contractual Obligations	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years	Total
Open purchase order and commitments (1)	$11,045	$365	$—	$—	$11,410
Senior convertible notes — long term (2)	1,075	21,042	—	—	22,117
Note payable to The Mann Group (3)	—	90,638	—	—	90,638
Facility Financing Obligation (4)	12,026	—	—	—	12,026
Insulin supply agreement (5)	6,657	59,024	32,618	—	98,299
Operating lease obligations (6)	947	3,015	88	0	4,050
Total contractual obligations	$31,750	$174,084	$32,706	$—	$238,540

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

(3)

The obligation for the note payable to The Mann Group includes future principal and interest payments related to the $71.5 million of borrowings as of December 31, 2018. Interest is accrued based on a fixed rate of 5.84% compound quarterly beginning April 1, 2018 and the outstanding principal amount and all accrued interest thereon will be due on July 1, 2021, subject to deferral under a subordination agreement with Deerfield until our payment obligations to Deerfield have been satisfied in full.

(4)

The Facility Financing Obligation includes future principal and interest payments on $9.0 million aggregate principal amount of 2019 notes and on $2.5 million aggregate principal amount of Tranche B notes, payable in accordance with the provisions of the Facility Agreement, as amended. Interest accrues on the 2019 notes at a fixed rate of 9.75% per annum and on the Tranche B notes at a fixed rate of 8.75% per annum.

(5)

On July 31, 2014, we entered into the Insulin Supply Agreement, pursuant to which we originally agreed to purchase certain annual minimum quantities of insulin for calendar years 2015 through 2019 for an aggregate total purchase price of approximately €120.1 million The Insulin Supply Agreement specifies that Amphastar will be deemed to have satisfied its obligations with respect to quantity, if the actual quantity supplied is within plus or minus ten percent (+/- 10%) of the quantity set forth in the applicable purchase order. On December 26, 2018, we amended the Insulin Supply Agreement to extend the annual minimum quantities purchased of insulin through 2024. As of December 31, 2018, the aggregate total remaining purchase amount is €85.8 million. Future payments due were estimated by converting U.S. dollars using December 31, 2018 Euro to dollar exchange rate.

(6)	Consists of our Westlake Village, California office lease and our lease agreement with Enterprise for the lease of vehicles for our field sales personnel.

Related Party Transactions

For a description of our related party transactions see Note 6 — Related-Party Arrangements of the Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8 — Financial Statements and Supplementary Data”, for information regarding accounting standards we adopted in 2018 and other new accounting standards that have been issued by the FASB but are not effective until after December 31, 2018.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Due to the fixed interest rates of our debt, we currently do not have an exposure to changes in our interest expense as a result of changes in interest rates. See Note 6 – Related Party Arrangements and, Note 7– Borrowings in the Notes to Consolidated Financial Statements included in Part II, Item 8 — Financial Statements and Supplementary Data for information about the principal amount of outstanding debt.

The interest rate on amounts borrowed under The Mann Group Loan Arrangement is fixed at 5.84%. As of December 31, 2018, we also had debt related to the senior convertible notes at a fixed interest rate of 5.75%, debt related to the 2019 notes at a fixed interest rate of 9.75% and debt related to the Tranche B notes at a fixed interest rate of 8.75%.

Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds and investment-grade corporate, government and municipal debt. None of these investments are entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America.

If a change in interest rates equal to 10% of the interest rates on December 31, 2018 were to have occurred, this change would not have had a material effect on the value of our short-term investment portfolio.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our supply agreement with Amphastar. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. On April 2, 2018, we entered into a foreign currency short-term (90 days) hedging transactions to mitigate our currency exposure risks to foreign currency exchange risks. In 2018, we realized a currency loss of approximately $0.7 million. This amount was recorded in other income and expense. The hedging agreement ended as of December 31, 2018. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on December 31, 2018 were to occur, this change would have resulted in a foreign currency impact to our pre-tax income (losses) of approximately $9.8 million.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is included in Items 15(a) (1) and (2) of Part IV of this Annual Report on Form 10-K.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2018.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may not operate effectively because of changes in conditions such as replacing consulting resources with permanent personnel or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 Framework).

Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MannKind Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MannKind Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 26, 2018, expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the Company’s ability to continue as a going concern.

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

Los Angeles, California

February 26, 2019

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Executive Officers — For information regarding the identification and business experience of our executive officers, see “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.

(b) Directors — The information required by this Item regarding the identification and business experience of our directors and corporate governance matters will be contained in the section entitled “Proposal 1 — Election of Directors” and “Corporate Governance Principles and Board and Committee Matters” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the SEC on or before April 30, 2019, and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

(1)(2) Financial Statements and Financial Statement Schedules. The following Financial Statements of MannKind Corporation, Financial Statement Schedules and Report of Independent Registered Public Accounting Firm are included in a separate section of this report beginning on page 60:

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

4.14

Exchange and Sixth Amendment to Facility Agreement, dated January 18, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P., and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on January 19, 2018).

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

4.24

Form of Common Stock Purchase Warrant issued December 26, 2018 (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on December 21, 2018).

10.1*

Offer Letter Agreement, dated July 12, 2017, by and between MannKind and Steven B. Binder (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 17, 2017).

Exhibit Number	Description of Document

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

10.4*

Offer Letter dated February 17, 2017, by and between MannKind and Courtney Barton (incorporated by reference to Exhibit 10.4 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 27, 2018).

10.5*

Offer Letter dated June 28, 2017, by and between MannKind and Patrick McCauley (incorporated by reference to Exhibit 10.5 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 27, 2018).

10.6*

Offer Letter dated February 2, 2018, by and between MannKind and David Kendall (incorporated by reference to Exhibit 10.6 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 27, 2018).

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

10.15*	Non-Employee Director Compensation Program.

10.16*

MannKind Corporation 2013 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 9, 2016).

10.17*

Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the MannKind 2013 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to MannKind’s registration statement on Form S-8(File No. 000-188790), filed with the SEC on May 23, 2013).

10.18*

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the MannKind 2013 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to MannKind’s registration statement on Form S-8 (File No. 000-188790), filed with the SEC on May 23, 2013).

10.19*	MannKind Corporation 2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to MannKind’s registration statement Form S-8 (File No. 333-226648), filed with the SEC on August 7, 2018).

10.20*

Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the MannKind 2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to MannKind’s registration statement on Form S-8 (File No. 333-226648), filed with the SEC on August 7, 2018).

10.21*

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the MannKind 2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to MannKind’s registration statement on Form S-8 (File No. 333-226648), filed with the SEC on August 7, 2018).

10.22*

MannKind Corporation 2004 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.4 to MannKind’s registration statement Form S-8 (File No. 333-226648), filed with the SEC on August 7, 2018).

Exhibit Number	Description of Document

10.23*

MannKind Corporation Market Price Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to MannKind’s registration statement Form S-8 (File No. 333-225428), filed with the SEC on June 5, 2018).

10.24	Form of Exchange Agreement (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 2, 2017).

10.25

Form of Securities Purchase Agreement, dated October 10, 2017 (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 11, 2017).

10.26

Form of Securities Purchase Agreement, dated April 5, 2018 (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on April 6, 2018).

10.27

Engagement Letter, dated October 10, 2017, by and between MannKind and H.C. Wainwright & Co. LLC (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 11, 2017).

10.28

Amended and Restated Promissory Note made by MannKind in favor of The Mann Group LLC, dated March 11, 2018 (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on March 12, 2018)

10.29

Facility Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 1, 2013).

10.30

First Amendment to Facility Agreement and Registration Rights Agreement, dated as of February 28, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P., and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 10.39 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 3, 2014).

10.31

Second Amendment to Facility Agreement and Registration Rights Agreement, dated as of August 11, 2014, by and among MannKind, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 4.14 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 10, 2014).

10.32

Exchange and Third Amendment to Facility Agreement, dated June 29, 2017 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on June 29, 2017).

10.33

Fourth Amendment to Facility Agreement, dated October 23, 2017 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on October 23, 2017).

10.34

Fifth Amendment to Facility Agreement, dated January 15, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on January 19, 2018).

10.35

Exchange and Sixth Amendment to Facility Agreement, dated January 18, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on January 19, 2018).

10.36

Exchange and Seventh Amendment to Facility Agreement, dated June 8, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on June 11, 2018).

10.37

Exchange and Eighth Amendment to Facility Agreement, dated July 12, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 13, 2018).

10.38

Ninth Amendment to Facility Agreement, dated September 5, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 5, 2018).

10.39

Tenth Amendment to Facility Agreement, dated September 26, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on September 27, 2018).

Exhibit Number	Description of Document

10.40

Exchange Agreement, dated April 18, 2017, by and among MannKind Corporation, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on April 19, 2017).

10.41

Exchange Agreement, dated March 12, 2018, by and among MannKind Corporation, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on March 12, 2018).

10.42

Exchange Agreement, dated May 25, 2018, by and among MannKind Corporation and certain holders of MannKind Corporation’s 5.75% Convertible Senior Notes due 2021 (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 25, 2018).

10.43

Agreement of Purchase and Sale and Joint Escrow Instructions, dated January 6, 2017, by and between MannKind and Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on January 12, 2017).

10.44

First, Second and Third Amendments to Agreement of Purchase and Sale and Joint Escrow Instructions, dated February 7, 2017, February 10, 2017 and February 15, 2017, respectively, by and between MannKind and Rexford Industrial Realty, L.P. (incorporated by reference to Exhibit 10.35 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

10.45

Agreement, dated June 27, 2017, by and between MannKind and The Mann Group LLC (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on June 29, 2017).

10.46**

Supply Agreement, dated as of July 31, 2014, by and between MannKind and Amphastar France Pharmaceuticals S.A.S. (incorporated by reference to Exhibit 10.3 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 10, 2014).

10.47

First Amendment to Supply Agreement, dated October 31, 2014, by and between MannKind and Amphastar France Pharmaceuticals, S.A.S. and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.32 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

10.48**

Second Amendment to Supply Agreement, dated November 9, 2016, by and between MannKind and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.33 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

10.49**

Third Amendment to Supply Agreement, dated April 11, 2018, by and between MannKind and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.8 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on May 9, 2018).

10.50**	Fourth Amendment to Supply Agreement, dated December 24, 2018, by and between MannKind and Amphastar Pharmaceuticals, Inc.

10.51

Sublease Agreement, dated May 1, 2015, by and between MannKind and the Alfred Mann Foundation for Scientific Research (incorporated by reference to Exhibit 10.37 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 15, 2016).

10.52

Office Lease, dated May 5 2017, by and between MannKind and Russell Ranch Road II LLC. (incorporated by reference to Exhibit 10.3 to MannKind’s Quarterly Report on Form 10-Q (file No. 000-50865), filed with the SEC on August 7, 2017).

10.53

Controlled Equity OfferingSM Sales Agreement, by and between MannKind and Cantor Fitzgerald & Co., dated February 27, 2018 (incorporated by reference to Exhibit 10.47 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 27, 2018).

10.54**

License and Collaboration Agreement, dated September 3, 2018 by and between MannKind and United Therapeutics Corporation (incorporated by reference to Exhibit 10.8 to MannKind’s Quarterly Report on Form 10-Q (file No. 000-50865), filed with the SEC on November 1, 2018).

10.55**

Research Agreement, dated September 3, 2018 by and between MannKind and United Therapeutics Corporation (incorporated by reference to Exhibit 10.9 to MannKind’s Quarterly Report on Form 10-Q (file No. 000-50865), filed with the SEC on November 1, 2018).

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

Dated: February 26, 2019

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

Signature	Title	Date

/s/ Michael E. Castagna Michael E. Castagna	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2019

/s/ Steven B. Binder Steven B. Blinder	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2019

/s/ Kent Kresa Kent Kresa	Chairman of the Board of Directors	February 26, 2019

/s/ Ronald J. Consiglio Ronald J. Consiglio	Director	February 26, 2019

/s/ Michael Friedman Michael Friedman, M.D.	Director	February 26, 2019

/s/ David H. MacCallum David H. MacCallum	Director	February 26, 2019
/s/ Christine Mundkur	Director	February 26, 2019
Christine Mundkur

/s/ James S. Shannon James S. Shannon	Director	February 26, 2019
/s/ Henry L. Nordhoff Henry L. Nordhoff	Director	February 26, 2019

MANNKIND CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MannKind Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MannKind Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Los Angeles, California

February 26, 2019

We have served as the Company’s auditor since 2001.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In thousands except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$71,157	$43,946
Restricted cash	527	4,409
Accounts receivable, net	4,017	2,789
Inventory	3,597	2,657
Deferred costs from commercial product sales	—	405
Prepaid expenses and other current assets	2,556	3,010
Total current assets	81,854	57,216
Property and equipment, net	25,602	26,922
Other assets	249	437
Total assets	$107,705	$84,575

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,379	$6,984
Accrued expenses and other current liabilities	15,022	12,449
Facility financing obligation	11,298	52,745
Deferred revenue, net	—	3,038
Deferred payments from collaborations - current	36,885	250
Recognized loss on purchase commitments - current	6,657	12,131
Total current liabilities	75,241	87,597
Note payable to related party	72,089	79,666
Accrued interest - note payable to related party	6,835	2,347
Senior convertible notes	19,099	24,411
Recognized loss on purchase commitments - long term	91,642	97,585
Deferred payments from collaborations - long term	10,680	500
Milestone rights liability	7,201	7,201
Total liabilities	282,787	299,307
Commitments and contingencies (Note 14)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value - 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.01 par value - 280,000,000 shares authorized, 187,029,967 and 119,053,414 shares issued and outstanding at December 31, 2018 and 2017, respectively	1,870	1,192
Additional paid-in capital	2,763,067	2,638,992
Accumulated other comprehensive loss	(19)	(18)
Accumulated deficit	(2,940,000)	(2,854,898)
Total stockholders' deficit	(175,082)	(214,732)
Total liabilities and stockholders' deficit	$107,705	$84,575

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(In thousands except per share data)
Revenues:
Net revenue - commercial product sales	$17,276	$9,192	$1,895
Revenue - collaborations and services	10,583	250	171,965
Revenue - other	—	2,303	898
Total revenues	27,859	11,745	174,758
Expenses:
Cost of goods sold	19,402	17,228	17,121
Cost of revenue - collaborations and services	1,077	—	32,971
Research and development	8,737	14,118	14,917
Selling, general and administrative	79,716	74,959	46,928
Property and equipment impairment	—	203	1,259
(Gain) loss on foreign currency translation	(4,468)	13,641	(3,433)
Gain on purchase commitments	(10)	(215)	(2,265)
Total expenses	104,454	119,934	107,498
(Loss) income from operations	(76,595)	(108,189)	67,260
Other (expense) income:
Change in fair value of warrant liability	—	5,488	5,369
Interest income	501	293	85
Interest expense on notes	(5,116)	(9,494)	(15,576)
Interest expense on note payable to related party	(4,323)	(3,782)	(2,901)
(Loss) gain on extinguishment of debt	(765)	(1,611)	72,024
Other income (expense)	(437)	13	(597)
Total other (expense) income	(10,140)	(9,093)	58,404
(Loss) income before income tax expense	(86,735)	(117,282)	125,664
Provision for income taxes	240	51	—
Net (loss) income	$(86,975)	$(117,333)	$125,664
Net (loss) income per share - basic	$(0.60)	$(1.13)	$1.37
Net (loss) income per share - diluted	$(0.60)	$(1.13)	$1.36
Shares used to compute basic net (loss) income per share	144,136	104,245	92,053
Shares used to compute diluted net (loss) income per share	144,136	104,245	92,085

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net (loss) income	$(86,975)	$(117,333)	$125,664
Other comprehensive income (loss):
Cumulative translation gain (loss)	(1)	6	(4)
Comprehensive (loss) income	$(86,976)	$(117,327)	$125,660

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2016	85,735	$857	$2,512,063	$(20)	$(2,863,229)	$(350,329)
Exercise of stock options	55	1	466	—	—	467
Issuance of common shares from the release of restricted stock units	131	1	(1)	—	—	0
Issuance of common shares under Employee Stock Purchase Plan	51	1	425	—	—	426
Stock-based compensation expense	—	—	5,135	—	—	5,135
Restricted stock units taxes paid in cash	—	—	(165)	—	—	(165)
Issuance of direct placement — common stock and warrants	9,709	97	49,903	—	—	50,000
Issuance costs associated with direct placement	—	—	(2,037)	—	—	(2,037)
Proceeds allocated to warrant liabilities	—	—	(12,750)	—	—	(12,750)
Cumulative translation loss	—	—	—	(4)	—	(4)
Net income	—	—	—	—	125,664	125,664
BALANCE, DECEMBER 31, 2016	95,681	957	2,553,039	(24)	(2,737,565)	(183,593)
Exercise of stock options	5	—	24	—	—	24
Issuance of common shares from the release of restricted stock units	135	2	(1)	—	—	1
Issuance of common shares under Employee Stock Purchase Plan	103	1	235	—	—	236
Stock-based compensation expense	—	—	4,847	—	—	4,847
Restricted stock units taxes paid in cash	—	—	(127)	—	—	(127)
Issuance of shares pursuant to conversion notes	11,496	115	20,984	—	—	21,099
Issuance of direct placement — common stock	10,167	102	60,898	—	—	61,000
Issuance costs associated with direct placement	—	—	(3,310)	—	—	(3,310)
Issuance of at-the-market placement	173	2	562	—	—	564
Issuance costs associated with at-the-market placement	—	—	(17)	—	—	(17)
Reclassification of warrant liability to equity	1,293	13	1,880	—	—	1,893
Amortization of shelf fees	—	—	(22)	—	—	(22)
Cumulative translation gain	—	—	—	6	—	6
Net loss	—	—	—	—	(117,333)	(117,333)
BALANCE, DECEMBER 31, 2017	119,053	1,192	2,638,992	(18)	(2,854,898)	(214,732)
Exercise of stock options	7	—	7	—	—	7
Issuance of common shares from the release of restricted stock units	193	2	(1)	—	—	1
Issuance of common shares under Employee Stock Purchase Plan	400	3	342	—	—	345
Stock-based compensation expense	—	—	6,857	—	—	6,857
Issuance of shares pursuant to conversion of Note Payable to Related Party	3,000	30	8,130		—	8,160
Issuance of shares pursuant to conversion of Facility Financing Obligation	19,726	197	37,931	—	—	38,128
Issuance of direct placement — common stock	14,000	140	27,860			28,000
Issuance costs associated with direct placement			(1,610)	—	—	(1,610)
Issuance of public offering — common stock	26,667	267	39,733	—	—	40,000
Issuance cost associated with public offering			(2,538)			(2,538)
Issuance of shares pursuant to conversion of Senior Convertible Notes	2,726	27	4,953	—	—	4,980
Issuance of at-the-market placement	1,028	10	2,079	—	—	2,089
Issuance costs associated with at-the-market placement	—	—	(84)	—	—	(84)
Issuance of shares under Market Price Stock Purchase Plan	230	2	428	—	—	430
Amortization of shelf fees	—	—	(12)	—	—	(12)
Cumulative translation loss	—	—	—	(1)	—	(1)
Adjustment to adopt ASU 2014-09 (Topic 606)					1,873	1,873
Net loss	—	—	—	—	(86,975)	(86,975)
BALANCE, DECEMBER 31, 2018	187,030	$1,870	$2,763,067	$(19)	$(2,940,000)	$(175,082)

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(86,975)	$(117,333)	$125,664
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation, amortization and accretion	2,857	3,528	4,158
Stock-based compensation expense	6,857	4,847	5,135
Change in fair value of warrant liability	—	(5,488)	(5,369)
(Gain) Loss on foreign currency translation	(4,468)	13,641	(3,433)
(Gain) Loss on extinguishment of debt	765	1,611	(72,024)
Interest incurred through borrowings under Sanofi Loan Facility	—	—	4,478
Interest on note payable to related party	4,488	3,782	2,901
Series A warrant issuance cost	—	—	653
Other, net	(25)	100	19
(Gain) loss on sale, abandonment/disposal or impairment of property and equipment	(114)	203	1,259
Gain on purchase commitments	(10)	(215)	(2,265)
Write-off of inventory	2,212	2,971	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,339)	(2,487)	(302)
Receivable from Sanofi	—	30,557	(30,534)
Inventory	(3,152)	(3,297)	(2,331)
Deferred costs from commercial product sales	—	(96)	(309)
Deferred costs from collaboration	—	—	13,539
Prepaid expenses and other current assets	454	1,354	(346)
Other assets	200	188	361
Accounts payable	(1,605)	3,800	(12,118)
Accrued expenses and other current liabilities	2,249	2,932	348
Deferred revenue	—	(381)	3,419
Deferred payments from collaboration	46,814	(250)	(134,056)
Deferred sales from collaboration	—	—	(17,503)
Loss on purchase commitments	(6,939)	(4,745)	40,566
Net cash used in operating activities	(37,731)	(64,778)	(78,090)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(354)	—	(1,144)
Net proceeds from sale of asset held for sale	—	16,651	—
Proceeds from sale of property and equipment	120	24	17
Net cash provided by (used in) investing activities	(234)	16,675	(1,127)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from direct placement of common stock	28,000	61,000	50,000
Issuance cost associated with direct placement	(1,610)	(3,310)	(2,690)
Proceeds from public offering — common stock	40,000
Issuance cost associated with public offering	(2,538)
Principal payments on facility financing obligation	(5,000)	(4,000)	(5,000)
Payment of employment taxes related to vested restricted stock units	—	(127)	(165)
Proceeds from issuance of common stock	—	—	893
Borrowings on note payable to related party	—	19,429	—
Proceeds from market price stock purchase plan	430	—	—
Proceeds from issuance of common stock pursuant to at-the-market issuance	2,089	564	—
Issuance costs of at-the-market transactions	(84)	(17)	—
Other	7	24	—
Net cash provided by financing activities	61,294	73,563	43,038
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	23,329	25,460	(36,179)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	48,355	22,895	59,074
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$71,684	$48,355	$22,895
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Income taxes paid in cash	$240	$51	$—
Interest paid in cash, net of amounts capitalized	$3,759	$7,728	$8,991
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payment of note obligations and interest through issuance of common stock	$42,912	$20,593	$—
Payment of note payable to related party through issuance of common stock	$8,160	$—	$—
Capitalization of interest on note payable to related party	$—	$10,716	$—
Non-cash construction in progress and property and equipment	$—	$—	$588
Reclassification of deferred payments from collaboration to Sanofi Loan Facility and loss share obligation	$—	$—	$5,174
Reclassification of property and equipment to asset held for sale	$—	$—	$17,294
Reclassification of warrant liability to additional paid-in capital	$—	$1,880	$—

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Business — MannKind Corporation and its Subsidiaries (the “Company”) is a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for diseases such as diabetes and pulmonary arterial hypertension. The Company’s only approved product, Afrezza (insulin human) Inhalation Powder, is a rapid-acting inhaled insulin that was approved by the U.S. Food and Drug Administration (the “FDA”) in June 2014 to improve glycemic control in adults with diabetes. Afrezza became available by prescription in United States retail pharmacies in February 2015.  Currently, the Company promotes Afrezza to endocrinologists and certain high-prescribing primary care physicians in the United States through its specialty sales force.

Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is not currently profitable and has rarely generated positive net cash flow from operations. As of December 31, 2018, the Company had an accumulated deficit of $2.9 billion.

At December 31, 2018, the Company’s capital resources consisted of cash and cash equivalents of $71.2 million and $0.5 million of restricted cash. The Company expects to continue to incur significant expenditures to support commercial manufacturing, sales and marketing of Afrezza, collaboration work and the development of product candidates in the Company’s pipeline. The facility agreement (as amended, the “Facility Agreement”) with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) that resulted in the issuance of 9.75% Senior Convertible Notes due 2019 (“2019 notes”) and 8.75% Senior Convertible Notes due 2019 (“Tranche B notes”) (see Note 7 — Borrowings) requires the Company to maintain at least $20.0 million in cash and cash equivalents as of October 31, 2018 and December 31, 2018 and $25.0 million in cash and cash equivalents as of the end of each fiscal quarter after December 31, 2018.

As of December 31, 2018, the Company had $101.7 million principal amount of outstanding borrowings. The Company has entered into certain transaction related to these borrowings during 2017 and 2018 that are more fully described in Note 6 - Related Party Agreements and Note 7 – Borrowings.

The Company’s currently available cash and financing sources will not be sufficient to continue to meet its current and anticipated cash requirements within one year from the date these financial statements were issued. The Company plans to raise additional capital, whether through a sale of equity or debt securities, strategic business collaboration agreements with other companies, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to continue the development and commercialization of Afrezza and other product candidates and to support its other ongoing activities. The Company cannot provide assurances that such additional capital will be available on acceptable terms or at all. Successful completion of these plans is dependent on factors outside of the Company’s control.  As such, management cannot be certain that such plans will be effectively implemented within one year after the date that the financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Prior to Janaury 1, 2018, we invoiced our customers upon shipment of Afrezza to them and recorded an accounts receivable, with a corresponding liability for deferred revenue equal to the gross invoice price net of estimated gross-to-net adjustments. We were required to reliably estimate returns in a very narrow range in order to recognize revenue upon shipment. While we were able to estimate returns within a range, it was not sufficiently precise to meet the accounting requirements for the Income Statement upon shipment. Accordingly, we deferred recognition of revenue and the related estimated discounts and allowances on Afrezza product shipments until the right of return no longer existed, which occurs at the earlier of the time Afrezza is dispensed through patient prescriptions or expiration of the right of return. Through December 31, 2017, we recognized revenue based on Afrezza prescriptions dispensed, as estimated by syndicated data provided by a third party. We also analyzed additional data points to ensure that such third-party data was reasonable, including data related to inventory movements within the channel and ongoing prescription demand. In addition, the costs of Afrezza associated with the deferred revenue were recorded as deferred costs until such time as the related deferred revenue is recognized.

Revenue Recognition – Net Revenue – Commercial Product Sales – The Company sells Afrezza to a limited number of wholesale distributors and specialty pharmacies in the U.S. (collectively, its “Customers”). These Customers subsequently resell the Company’s product to retail pharmacies and certain medical centers or hospitals or in the case of specialty pharmacies, sell directly to patients. In addition to distribution agreements with Customers, the Company enters into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s product.

For the years ended December 31, 2018 and 2017, Afrezza net revenue from commercial product sales consisted of $17.3 million and $9.2 million, respectively. As of December 31, 2018, there was zero net deferred revenue due to the adoption of Topic 606. At December 31, 2017, the balance of net deferred revenue was $3.0 million on the Company’s consolidated balance sheet.  For the year ended December 31, 2018 and 2017, shipments to three wholesale distributors represented 89% of total shipments. For the year ended December 31, 2016, the Company sold directly to ICS and Sanofi.

The Company, beginning January 1, 2018, recognizes revenue on product sales when the Customer obtains control of the Company's product, which occurs at a point in time (based on the terms of the relevant contracts which are at delivery for wholesale distributors and at shipment for specialty pharmacies). Product revenues are recorded net of applicable reserves for variable consideration, including discounts and allowances.

Voucher Program – Under the voucher program, potential new patients are given vouchers which they can provide to retailers for free product. The retailers provide the product to the patient for free and pay the wholesaler for the product, who pays the Company.  The retailers submit the vouchers to a program administrator who pays the retailer for the product. The administrator then invoices the Company for the amount of vouchers paid plus a fee. Accordingly, on a net basis, it is not probable that the Company will receive the consideration to which it is entitled from the sale of product under the voucher program. Therefore, the Company excludes such amounts from both gross and net revenue.  The cost of product associated with the voucher program is included in cost of goods sold.

Reserves for Variable Consideration — Revenues from product sales are recorded at the transaction price, which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its Customers, payors, and other indirect customers relating to the Company’s sale of its product. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and result in a reduction of accounts receivable or establishment of a current liability.

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

The amount of variable consideration that is included in the transaction price is only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2018 and, therefore, the transaction price was not reduced further during the year ended December 31, 2018. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net revenue – commercial product sales and earnings in the period such variances become known.

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

Product Returns — As of January 1, 2018, as a part of the adoption of Topic 606, the Company generally offers Customers a right of return for unopened product that has been purchased from the Company for a period beginning six months prior to and ending 12 months after its expiration date. Such right of return lapses upon shipment to a patient. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to accounts receivable, net. The Company currently estimates product returns using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company’s current return reserve rate is estimated to be a low single-digit return rate.

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

Deferred Costs from Commercial Product Sales — Deferred costs from commercial product sales represents the cost of product (including labor, overhead and shipping costs to third party logistics providers) shipped to wholesale distributors, but not dispensed by pharmacies to patients. If the Company estimates that inventory that has been shipped to wholesale distributors will be returned for credit because there is a risk of product expiry, deferred costs of commercial product sales is reduced and cost of goods sold is increased for the cost of such inventory. The Company had deferred costs from commercial products sales of $0.4 million as of December 31, 2017. On January 1, 2018, the Company adjusted its deferred costs from commercial products to zero as a result of the adoption of Topic 606.

Revenue Recognition — Net Revenue — Collaborations and Services — The Company enters into licensing or research agreements under which the Company licenses certain rights to its product candidates to third parties or conducting research services to third parties. The terms of these arrangements may include, but are not limited to payment to the Company of one or more of the following: nonrefundable, up-front license fees; development, regulatory, and commercial milestone payments; payments for manufacturing supply services the Company provides; and royalties on net sales of licensed products and sublicenses of the rights. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment such as determining the performance obligation in the contract and determining the stand-alone selling price for each performance obligation identified in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. Given the significant estimates depend on the development plan, these estimates could change and impact the revenue recognition. Consideration received that does not meet the requirements to satisfy the revenue recognition criteria is recorded as deferred revenue. Current deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that we expect will not be recognized within the next 12 months are classified as long-term deferred revenue. For the years ended December 31, 2018 and 2017 net revenue - collaborations and services consisted of $10.6 million and $0.3 million, respectively. For further information see Note 8 — Collaboration and Licensing Agreements.

The Company recognizes upfront license payments as revenue upon delivery of the license only if the license is determined to be a separate unit of accounting from the other undelivered performance obligations. The undelivered performance obligations typically include manufacturing or development services or research and/or steering committee services. If the license is not considered as a distinct performance obligation, then the license and other undelivered performance obligations would be accounted for as a single unit of accounting. In this case, the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

Whenever the Company determines that an arrangement should be accounted for over time as a single performance obligation, the Company determines the period over which the performance obligations will be performed, and revenue will be recognized over the period the Company is expected to complete its performance obligations. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement. If the Company determines that an arrangement has multiple performance obligations, the allocation of the transaction price is determined from observable market inputs and revenue is recognized based on the measurement of progress as the performance obligation is satisfied.

The Company’s collaboration agreements typically entitle the Company to additional payments upon the achievement of development, regulatory approval and sales performance-based milestones. If the achievement of a milestone is considered probable at the inception of the collaboration, the related milestone payment is included with other collaboration consideration, such as upfront fees and research funding, in the Company’s revenue calculation. If these milestones are not considered probable at the inception of the collaboration, the milestones will typically be recognized in one of two ways depending on the timing of when the milestone is achieved.  If the milestone is achieved during the performance period, the Company will only recognize revenue to the extent of the proportional performance achieved at that date, or the proportion of the ratable method achieved at that date, and the remainder will be recorded as deferred revenue to be amortized over the remaining performance period.  If the milestone is achieved after the performance period has completed and all performance obligations have been delivered, the Company will recognize the milestone payment as revenue in its entirety in the period the milestone was achieved.

For collaborative agreements, the Company has concluded for accounting purposes they represent contracts with customers, and are not subject to accounting literature on collaborative arrangements. This is because the Company grants to collaboration partners licenses to its intellectual property, supplies bulk FDKP and provides research and development services, all of which are outputs of the Company’s ongoing activities, in exchange for consideration. The Company does not develop assets jointly with collaboration partners, and does not share in significant risks of their development or commercialization activities. Accordingly, the Company concluded that its collaborative agreements must be accounted for pursuant to Topic 606, Revenue from Contracts with Customers.

For collaboration agreements that allow collaboration partners to select additional optioned products, the Company evaluates whether such options contain material rights, (i.e. have exercise prices that are discounted compared to what the company would charge for a similar license to a new collaboration partner). The exercise price of these options includes a combination licensing fees, event-based milestone payments and royalties. When these amounts in aggregate are not offered at a discount that exceeds discounts available to other customers, the company concludes the option does not contain a material right, and considers grants of additional licensing rights upon option exercises to be separate contracts. The Company concluded there is no material right in these options.

The Company follows detailed accounting guideance in measuring revenue and certain judgments affect the application of its revenue policy. For example, in connection with its existing collaboration agreements, the Company has recorded on its consolidated balance sheets short-term and long-term deferred revenue based on its best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that the Company expects will not be recognized within the next 12 months are classified as long-term deferred revenue. However, this estimate is based on the Company’s current project development plan and, if the development plan should change in the future, the Company may recognize a different amount of deferred revenue over the next 12-month period. At December 31, 2018 and 2017, the Company had current deferred payment from collaborations of $36.9 million and $0.2 million, respectively and long-term deferred payment from collaborations of $10.7 million and $0.5 million, respectively, related to the Company’s collaborations.

Revenue Recognition — Revenue — Other — In 2017, other revenue consisted of $1.7 million of revenue from bulk insulin sales and $0.6 million related to the sale of intellectual property to Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd (“Fosun”), which is accounted for under the multiple-deliverable revenue recognition guidance and more fully described in Note 9 – Sale of Intellectual Property. Revenue from bulk insulin sales are recognized after delivery and customer acceptance of the bulk insulin.

Cost of Goods Sold — A significant component of cost of goods sold is current period manufacturing costs in excess of costs capitalized into inventory (excess capacity costs).  These costs, in addition to the impact of the annual revaluation of inventory to standard costs (and the annual revaluation of deferred costs of commercial sales to standard costs in 2017 and 2016), and write-offs of inventory (and write-offs of deferred costs of commercial sales in 2017 and 2016) are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. Cost of goods sold also includes the standard cost related to Afrezza sold during the period and related variances and realized currency gain or loss in connection with the Amphastar insulin contract. The cost of goods sold also excludes the write-off of the cost of insulin held in inventory at the end of 2015.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of December 31, 2018 and 2017, cash equivalents were comprised of money market accounts with maturities less than 90 days from the date of purchase.

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

Concentration of Credit Risk — Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. Cash and cash equivalents are held in high credit quality institutions. Cash equivalents consist of interest-bearing money market accounts and U.S. treasury securities, which are regularly monitored by management.

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

Inventories — Inventories are stated at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method. The Company capitalizes inventory costs associated with the Company’s products based on management’s judgment that future economic benefits are expected to be realized; otherwise, such costs are expensed as incurred as cost of goods sold. The Company periodically analyzes its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value and writes down such inventories, as appropriate. In addition, the Company’s products are subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or may become obsolete or are forecasted to become obsolete due to expiration, the Company will record a charge to write down such unmarketable inventory to its estimated net realizable value. The inventory also excludes the cost of insulin which was previously written off, in association with the insulin purchase agreement.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand at December 31, 2018 and 2017. As a result of these assessments, the Company recorded a $2.2 million and $3.0 million charge for the years ended December 31, 2018 and 2017, respectively, to write-off inventory that may expire prior to sale. For the year ended December 31, 2016 there were no write-offs to inventory.

Leases – The Company records rent expense for leases that contain scheduled rent increases on a straight-line basis over the lease term which begins with the point at which the Company obtains control and possession of the leased property.

Prepaid Expenses and Other Current Assets — As of December 31, 2018 and 2017, prepaid expenses and other current assets primarily consist of prepaid expenses for goods and services to be received and includes a certificate of deposit for $0.4 million as collateral as required by an agreement with the bank.

Assets Held for Sale — The Company classifies long-lived assets anticipated to be sold within one year as held for sale at the lower of their carrying value or fair value less estimated selling costs.

Property and Equipment — Property and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets. Building improvements are amortized over the estimated useful life of the improvements. Maintenance and repairs are expensed as incurred. Assets under construction are not depreciated until placed into service.

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

The Company recorded asset impairments of $0.2 million and $1.3 million for the years ended December 31, 2017 and 2016, respectively (see Note 4 — Property and Equipment).

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

The balance of the recognized loss on insulin purchase commitments as of December 31 2018 and 2017 was $98.3 million and $109.3 million, respectively.

Milestone Rights Liability — On July 1, 2013, in conjunction with the execution of the Facility Agreement, the Company issued Milestone Rights to the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million, of which $75.0 million remain payable as of December 31, 2018, upon the occurrence of specified strategic and sales milestones, including the achievement of specified net sales figures. The Company analyzed the Milestone Rights and determined that the Milestone Agreement does not meet the definition of a freestanding derivative. Since the Company has not elected to apply the fair value option to the Milestone Agreement, the Company recorded the Milestone Rights at their estimated initial fair value and accounted for the Milestone Rights as a liability.

The initial fair value estimate of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones and discounted to present value using a selected market discount rate. The expected timing and probability of achieving the milestones was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. The Milestone Rights liability will be remeasured as the specified milestone events are achieved. Specifically, as each milestone event is achieved, the portion of the initially recorded Milestone Rights liability that pertains to the milestone event being achieved, will be remeasured to the amount of the specified related milestone payment. The resulting change in the balance of the Milestone Rights liability due to remeasurement will be recorded in the Company’s consolidated statements of operations as interest expense. Furthermore, the Milestone Rights liability will be reduced upon the settlement of each milestone payment. As a result, each milestone payment would be effectively allocated between a reduction of the recorded Milestone Rights liability and an expense representing a return on a portion of the Milestone Rights liability paid to the investor for the achievement of the related milestone event (see Note 7 — Borrowings). As of December 31, 2018 and 2017, the remaining liability balance was $8.9 million.

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

Interest Expense — Interest costs are expensed as incurred, except to the extent such interest is related to construction in progress, in which case interest is capitalized. There were no capitalized interest costs for the years ended December 31, 2018 and 2017.

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

The Company applied the new revenue guidance using the modified retrospective approach to all contracts with the cumulative effect of initial application recognized as of January 1, 2018. Revenue amounts and comparative information prior to this adoption date have not been retrospectively adjusted and continue to be accounted for under the previous accounting guidance.

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

Additionally, the Company has historically entered into collaborative agreements and sales of intellectual property to third parties under which periodic payments have been received. In February 2017, the FASB issued ASU 2017-05 Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets which further clarified the new revenue recognition guidance under Topic 606. The Company adopted the guidance on January 1, 2018 using the modified retrospective method. There was no impact upon adoption related to these arrangements.  These transactions are more fully described in Note 8 – Collaboration Arrangements and Note 9 - Sale of Intellectual Property.

The cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet for the adoption of the new revenue guidance was as follows (in thousands):

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
(4)	To eliminate deferred revenue previously required by the sell-through method
(5)	To record the net impact of (1)-(4) in opening accumulated deficit

In accordance with the new revenue guidance, the disclosure of the impact of adoption on the consolidated balance sheet consolidated statement of operations and cash flows was as follows (in thousands):

Consolidated Balance Sheet
	For the year December 31, 2018
	As Reported	Adjustments	Balances without adoption of Topic 606
Assets
Accounts receivable, net	$4,017	$314	$4,331
Deferred costs from commercial product sales	—	875	875

Liabilities
Accrued expenses and other current liabilities	$15,022	$(751)	$14,271
Deferred revenue, net	—	3,937	3,937

Equity
Accumulated deficit	$(2,940,000)	$(1,997)	$(2,941,997)

Consolidated Statement of Operations
	For the year December 31, 2018
	As Reported	Adjustments	Balances without adoption of Topic 606
Revenue
Net revenue - commercial product sales	$17,276	$(486)	$16,790

Expenses
Cost of goods sold	$19,402	$(754)	$18,648
Net loss	(86,975)	(267)	(87,242)

	For the year ended December 31, 2018
	As Reported	Adjustments	Balances without adoption of Topic 606
Cash Flows from Operating Activities
Net loss	$(86,975)	$(267)	$(87,242)
Change in:
Accounts receivable, net	(1,339)	2,567	1,228
Deferred costs from commercial product sales	—	470	470
Accrued expenses and other current liabilities	2,249	(751)	1,498
Deferred revenue, net	—	(899)	(899)
Cash (used in) provided by operating activities	(37,731)	1,120	(36,611)

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

In February of 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and in July of 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance provides lessors with an election to combine the lease and non-lease components of a contract, if certain conditions are met, and account for the combined component in accordance with the new revenue guidance in ASU 2014-09 if the non-lease component is the prominent component of the contract. The updated guidance is effective for interim and annual periods beginning after December 15, 2018 and requires using a modified retrospective transition method. However, the Company has elected to apply a practical expedient offered in the updated guidance which allows entities to apply the guidance on January 1, 2019 and comparative periods are not restated. In transition, lessees and lessors are required to recognize and measure leases starting at the effective date using an optional approach. The new standard will be effective on January 1, 2019 and will result in an increase of assets and liabilities of approximately $5.0 million.

In July 2017, the FASB issued ASU No. 2017-11, Earnings per Share (Topic 260) and Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Provisions. This ASU addresses the complexity and cost of accounting for certain financial instruments with down round features that require fair value measurement of the entire instrument or conversion option and requires entities that present earnings per share in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. ASU 2017-11 is effective for fiscal years beginning January 1, 2019, including interim periods within those periods. The adoption of this standard is not expected to materially impact the Company’s consolidated financial statements.

3. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2018	2017
Raw materials	$1,337	$572
Work-in-process	1,605	1,273
Finished goods	655	812
Total inventory	$3,597	$2,657

Work-in-process and finished goods as of December 31, 2018 and 2017 include conversion costs but not insulin cost because the insulin used in its production was previously written off. The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand at December 31, 2018. During the year ended December 31, 2018 and 2017, the Company recorded a write-down of inventory of approximately $2.2 million and $3.0 million, respectively. Inventory that was forecasted to become obsolete due to expiration is recorded in costs of goods sold in the accompanying consolidated statements of operations. There was no write-down of inventory for the year ended December 31, 2016.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Useful	December 31,
	Life (Years)	2018	2017
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	34,967	34,957
Machinery and equipment	3-15	61,217	62,681
Furniture, fixtures and office equipment	5-10	2,954	3,556
Computer equipment and software	3	8,355	8,416
Construction in progress	—	342	—
		126,099	127,874
Less accumulated depreciation		(100,497)	(100,952)
Total property and equipment, net		$25,602	$26,922

Depreciation expense related to property and equipment for the years ended December 31, 2018, 2017 and 2016, was $1.7 million, $1.8 million and $2.4 million, respectively. The Company disposed of $2.1 million of furniture and fixtures, manufacturing equipment and laboratory equipment as it was no longer in service. The net book value was de minimis.

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

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	December 31,
	2018	2017
Salary and related expenses	$8,110	$7,260
Current portion of milestone rights liability	1,643	1,643
Professional fees	741	1,007
Discounts and allowances for commercial product sales	2,656	873
Sales and marketing services	88	147
Restructuring	—	362
Accrued interest	492	567
Deferred Lease Liability	257	118
Other	1,035	472
Accrued expenses and other current liabilities	$15,022	$12,449

6. Related-Party Arrangements

	December 31, 2018	December 31, 2017
Principal amount	$71,506	$79,666
Unamortized premium	639	—
Unaccreted debt issuance costs	(56)	—
Net carrying amount	$72,089	$79,666

In October 2007, the Company entered into The Mann Group Loan Arrangement, which has been amended from time to time. On October 31, 2013, the promissory note underlying The Mann Group Loan Arrangement, described in the Company’s consolidated balance sheets as Note Payable to Related Party, was amended to, among other things, extend the maturity date of the loan to January 5, 2020, extend the date through which the Company can borrow under The Mann Group Loan Arrangement to December 31, 2019, increase the aggregate borrowing amount under The Mann Group Loan Arrangement from $350.0 million to $370.0 million and provide that repayments or cancellations of principal under The Mann Group Loan Arrangement will not be available for reborrowing. At various times over the years that the Mann Group Loan Arrangement has been outstanding, the Company and The Mann Group have agreed to exchange portions of the outstanding principal for shares of the Company’s common stock.

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

The Company analyzed this amendment and concluded that the transaction represented an extinguishment of the related party note and recorded a $0.8 million loss on extinguishment of debt. As a result of the extinguishment the Company recorded a debt premium of $0.8 million and debt issuance costs of $0.1 million during 2018.

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

Interest, at a fixed rate of 5.84%, is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as the Company and The Mann Group mutually agree. The Mann Group can require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months, less approximately $105.0 million aggregate principal amount that has been cancelled in connection with three common stock purchase agreements. If The Mann Group exercises this right, the Company will have 90 days after The Mann Group provides written notice, or the number of days to maturity of the note if less than 90 days, to prepay such advances. However, pursuant to a letter agreement entered into in August 2010, The Mann Group has agreed to not require the Company to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require the Company to use its working capital resources. In addition, The Mann Group entered into a subordination agreement with Deerfield pursuant to which The Mann Group agreed with Deerfield not to demand or accept any payment under The Mann Group Loan Arrangement until the Company’s payment obligations to Deerfield under the Facility Agreement have been satisfied in full. Subject to the foregoing, in the event of a default under The Mann Group Loan Arrangement, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under The Mann Group Loan Arrangement are unsecured. The Mann Group Loan Arrangement contains no financial covenants.

As of December 31, 2018 and 2017, the Company had accrued unpaid interest related to the above note of $6.8 million and $2.3 million, respectively. As of December 31, 2018 and 2017, there was no additional amount available for future borrowings. Interest expense (excluding the amortization of debt premium and debt issuance costs) for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	For the Year Ended December 31,
	2018	2017
Interest expense on note payable to related party	$4,304	$3,782

Amortization of the premium and accretion of debt issuance costs related to the related party notes for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	For the Year Ended December 31,
	2018	2017
Amortization of debt premium	$185	$—
Accretion expense - debt issuance cost	$19	$—

In May 2015, the Company entered into a sublease agreement with the Alfred Mann Foundation for Scientific Research (the “Mann Foundation”), a California not for-profit corporation. The lease was for approximately 12,500 square feet of office space in Valencia, California, which expired in April 2017 and was renewed on a month-to-month basis at a rate of $20,000 per month until August 31, 2017 when the Company moved into its new corporate headquarters (see Note 14 — Commitments and Contingencies).There was no lease payment made to the Mann Foundation for the year ended December 31, 2018. Lease payments to the Mann Foundation for the years ended December 31, 2017 and 2016 were $0.2 million, and $0.3 million, respectively.

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

7. Borrowings

Borrowings consist of the following (in thousands):

	December 31,
	2018	2017
Facility Financing Obligation (2019 Notes and Tranche B Notes)
Principal amount	$11,495	$54,407
Unamortized debt issuance costs and debt discount	(197)	(1,662)
Net carrying amount	$11,298	$52,745
Senior Convertible Notes (2021 Notes)
Principal amount	$18,690	$23,690
Unamortized premium	409	721
Net carrying amount	$19,099	$24,411
Note payable to related party - net carrying amount	$72,089	$79,666

In addition to the Mann Group Loan Arrangement described in Note 6, as of December 31, 2018, the Company’s outstanding borrowings consisted of $18.7 million principal amount of the Senior Convertible Notes due 2021 bearing interest at 5.75% per annum and maturing on October 23, 2021, as well as $11.5 million principal amount of the Facility Financing Obligation, which is comprised of the following:

•

A principal amount of $9.0 million of 2019 notes due and payable in July 2019 and bearing interest at 9.75% per annum. Interest is payable in cash quarterly in arrears in the last business day of March, June, September and December of each year; and

•

A principal amount of $2.5 million of Tranche B notes due and payable in May 2019 and bearing interest at 8.75% per annum. Interest is payable in cash quarterly in arrears on the last business day of March, June, September and December of each year.

These borrowings are further described below:

Facility Financing Obligation (2019 Notes and Tranche B Notes) – As of December 31, 2018, there were $9.0 million principal amount of 2019 notes and $2.5 million principal amount of Tranche B notes outstanding. As of December 31, 2017, there were $39.4 million principal amount of 2019 notes and $15.0 million principal amount of Tranche B notes outstanding.  The 2019 notes accrue interest at annual rate of 9.75% and the Tranche B notes accrue interest at an annual rate of 8.75%. Interest is paid quarterly in arrears on the last day of each March, June, September and December. The Facility Financing Obligation principal repayment schedule is comprised of payments which began on July 1, 2016 and end in July 2019. As of December 31, 2018, the future payment for the year ending December 31, 2019 is $11.5 million.

On April 18, 2017, the Company entered into an Exchange Agreement with Deerfield pursuant to which the Company agreed to, among other things, (i) repay $4.0 million principal amount under the Tranche B notes; (ii) exchange $1.0 million principal amount under the Tranche B notes for 869,565 shares of the Company’s common stock (the “Tranche B Exchange Shares”); and (iii) exchange $5.0 million principal amount under the 2019 notes for 4,347,826 shares of the Company’s common stock (together with the “Tranche B Exchange Shares,” the “April Exchange Shares”). The exchange price for the April Exchange Shares was $1.15 per share.

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

On June 29, 2017, the Company entered into the Third Amendment to the Facility Agreement with Deerfield, pursuant to which the Company agreed to, among other things, (i) exchange $5.0 million principal amount under the Company’s 2019 notes for 3,584,230 shares of the Company’s common stock (the “June Exchange Shares”) at an exchange price of $1.395 per share and (ii) amend the Facility Agreement with Deerfield, to (A) defer the payment of $10.0 million in principal amount of the 2019 notes from the original July 18, 2017 due date to August 31, 2017, which was further deferred to October 31, 2017 upon the Company’s delivery on August 31, 2017 and October 30, 2017 of a written certification to Deerfield that certain conditions had been met, including that no event of default under the Facility Agreement had occurred, Michael E. Castagna remains the Company’s Chief Executive Officer, the Company received the advance from The Mann Group (see Note 6 — Related-Party Arrangements), the Company had at least $10.0 million in cash and cash equivalents on hand, no material adverse effect on the Company had occurred, the engagement letter between the Company and Greenhill & Co., Inc. (“Greenhill”) remained in full force and effect and Greenhill had remained actively engaged in exploring capital structure and financial alternatives on behalf of the Company in accordance with such engagement letter (collectively, the “Extension Conditions”), and (B) amend the Company’s financial covenant under the Facility Agreement to provide that, if the Extension Conditions remain satisfied, the obligation under the Facility Agreement to maintain at least $25.0 million in cash and cash equivalents as of the end of each quarter, was reduced to $10.0 million as of August 31, 2017, September 30, 2017, October 31, 2017 and December 31, 2017 if certain conditions were met. We met the conditions at each of these month-ends.

The Company determined that since the principal amount repaid and exchanged under the 2019 notes represented the principal amount that would have otherwise become due and payable under the 2019 notes, the $5.0 million prepayment was not considered to be a troubled debt restructuring. Accordingly, the Company accounted for the transaction by recording a loss on extinguishment of debt of $0.5 million on June 29, 2017 which was calculated as the difference between the reacquisition price and the net carrying value of the related debt. The net carrying value of the related debt includes the acceleration of the debt discount and issuance costs amounting to approximately $0.3 million as a result of the transaction. The reacquisition price was calculated using the fair value of the June Exchange Shares on June 29, 2017. The fair value of the June Exchange Shares was determined to be $1.45 per share representing the closing trading price of the Company’s common stock on The Nasdaq Global Market on June 29, 2017.

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

The Company determined that the Fourth Amendment did not include any concessions and that the addition of the conversion option was not substantive and therefore it was not considered to be a troubled debt restructuring. Accordingly, the Company accounted for the transaction as a modification. On November 6, 2017 Deerfield converted 1,720,846 shares under the conversion feature at a price of $3.25 per share, redeeming $5,592,750 of principal.

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

The Company and Deerfield also amended the outstanding Facility Financing Obligation to provide that Deerfield may, subject to the terms of the Sixth Amendment, convert principal amounts of the Facility Financing Obligation from time to time into an aggregate of up to 10,000,000 shares of the Company’s common stock (excluding the exchange shares issued to Deerfield on January 18, 2018). The conversion price was set at the greater of (i) the average of the volume weighted average price per share of the Company’s common stock for the three trading day period immediately preceding the date of any election by Deerfield to convert principal amounts and (ii) $2.75 per share, subject to adjustment under certain circumstances described in the Facility Financing Obligation. Any conversions of principal will be applied first to reduce the Remaining Payment, and thereafter to reduce other principal payments.

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

On June 8, 2018, the Company entered into an Exchange and Seventh Amendment to Facility Agreement with Deerfield, pursuant to which, among other things, (i) the Company issued to Deerfield 3,061,224 shares of the Company’s common stock in exchange for the cancellation of (a) $3.0 million of $5.0 million principal amount of 2019 notes that was due and payable on July 1, 2018 and (b) $3.0 million of $5 million principal amount of Tranche B notes that was due and payable on December 31, 2019, (ii) the Company’s obligation under the Facility Agreement to maintain at least $25.0 million in cash as of the end of each quarter was reduced to $20 million through December 31, 2018, (iii) the minimum price at which the Facility Financing Obligation may be converted into shares of the Company’s common stock was reduced from $2.75 to $2.01 per share and (iv) the parties agreed that, on or after June 8, 2018, the Facility Financing Obligation may be converted into a maximum of 9,558,382 shares of the Company’s common stock. The fair value of the exchange shares issued to Deerfield on June 8, 2018 was determined to be $1.96 per share, representing the closing price of the Company’s common stock on June 8, 2018 as reported on the Nasdaq Global Market.

On July 12, 2018, the Company entered into an Exchange and Eighth Amendment to Facility Agreement with Deerfield, pursuant to which the parties amended the Facility Agreement to, among other things, (i) issue to Deerfield 7,367,839 shares of the Company’s common stock in exchange for the cancellation of (a) $7.0 million of $10.0 million principal amount of 2019 notes that was due and payable on July 18, 2018, (b) $3.0 million of $5.0 million principal amount of 2019 notes that was due and payable on December 31, 2019 and (c) $2.0 million of $2.0 million principal amount of Tranche B notes that was due and payable on December 31, 2019, (ii) defer the payment of $3.0 million in principal amount of 2019 notes from July 18, 2018 to August 31, 2018, (iii) reduce the minimum price at which the remaining notes issued under the Facility Agreement may be converted into shares of the Company’s common stock from $2.01 to $1.80 per share and (iv) provide that, on or after July 12, 2018, such remaining notes may be converted into a maximum of 5,750,000 shares of the Company’s common stock. The fair value of the exchanged shares on July 12, 2018 was determined to be $1.80 per share, representing the closing price of the Company’s common stock on July 12, 2018 with de minimis price differences and no extinguishment gain or loss was recognized.

On September 5, 2018, the Company entered into a Ninth Amendment to Facility Agreement (the “Ninth Deerfield Amendment”) with Deerfield, pursuant to which the parties amended the Facility Agreement to, among other things, further defer the payment of $3.0 million in principal amount of 2019 notes from August 31, 2018 to September 30, 2018, which was amended in the tenth amendment and such payment was made to Deerfield on October 18, 2018.

Following the Ninth Deerfield Amendment, in September 2018 Deerfield converted $8.0 million in principal amount of 2019 notes and $2.5 million in principal amount of Tranche B notes into an aggregate of 5,749,500 shares of the Company’s common stock in two transactions on September 6 and September 7, 2018. Accordingly, the Company accounted for the transactions by recording a loss on extinguishment of debt of $0.7 million which was calculated as the difference between the reacquisition price and the net carrying value of the related debt. The net carrying value of the related debt includes the acceleration of the debt discount and issuance costs amounting to approximately $0.3 million as a result of the transaction. The fair value of the Exchange Shares was determined to be $2.04 and $1.78 per share representing the closing trading price of the Company’s common stock on The Nasdaq Global Market on September 6 and September 7, 2018, respectively.

On September 26, 2018, the Company entered into a Tenth Amendment to Facility Agreement with Deerfield, pursuant to which the parties amended the Facility Agreement, to, among other things, (i) further defer the payment of $3.0 million in principal amount of 2019 notes from September 30, 2018 until the earlier of October 31, 2018 or the first business day following the date the Company receives an upfront payment of $45.0 million from UT (See Note 8 – Collaboration Arrangements), and (ii) provide that the Company shall be obligated to maintain at least $20.0 million in cash and cash equivalents as of October 31, 2018 and December 31, 2018 and $25.0 million in cash and cash equivalents as of the end of each fiscal quarter after December 31, 2018. Subsequently, such payment was made to Deerfield on October 18, 2018.

On July 1, 2013, in conjunction with the execution of the Facility Agreement, the Company issued Milestone Rights to the Milestone Purchasers.

As of December 31, 2018 and 2017, the remaining Milestone Rights liability balance was $8.9 million. The Company currently estimates that it will reach the next milestone in the second quarter of 2019, at which point the Company will be required to make a $5.0 million payment. The carrying value of the Milestone Rights liability related to this $5 million payment is $1.6 million, which represents the fair value related to this payment that was determined in 2013 (the most recent measurement date). Accordingly, $1.6 million in value related to the next milestone payment was recorded in accrued expenses and other current liabilities as of December 31, 2018. Furthermore, $7.2 million was recorded in Milestone Rights liability and other liabilities, which is non-current, in the accompanying consolidated balance sheets as of December 31, 2018 and 2017, respectively.

Accretion of debt issuance cost and debt discount in connection with the Facility Agreement does not include the acceleration of the debt discount and issuance costs related to the transactions disclosed above as the amounts were included in the loss on extinguishment of debt in the consolidated statement of operations. Accretion of debt issuance cost and debt discount during the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	December 31,
	2018	2017	2016
Accretion expense - debt issuance cost	$46	$31	35
Accretion expense - debt discount	$1,155	$1,700	1,722

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

The Company identified and evaluated a number of embedded features in the notes issued under the Facility Agreement to determine if they represented embedded derivatives that are required to be separated from the notes and accounted for as freestanding instruments. The Company analyzed the Tranche B notes and identified embedded derivatives which required separate accounting. All of the embedded derivatives were determined to have a de minimis value as of December 31, 2018 and 2017.

Senior Convertible Notes Due 2021 — On October 23, 2017, the Company entered into exchange agreements with the holders of the Company’s 5.75% Senior Convertible Notes due 2018 (the “2018 notes”), pursuant to which the Company agreed to exchange all of the outstanding 2018 notes in the aggregate principal amount of $27.7 million for (i) $23.7 million aggregate principal amount of new 5.75% Senior Convertible notes due 2021 (the “2021 notes”) and (ii) an aggregate of 973,236 shares of its common stock. In addition, the conversion rate was adjusted from $34 per share to $5.15 per share. The senior convertible notes were issued at the closing of the exchange on October 23, 2017. The Company analyzed this exchange and concluded that the exchange represents an extinguishment of the 2018 notes and recorded a $0.8 million loss on extinguishment of debt during 2017. In addition unamortized debt issuance costs of $0.3 million and unamortized debt premium of $0.2 million were also written-off during the last quarter of fiscal year 2017.

On May 25, 2018, the Company entered into a privately-negotiated exchange agreement (the “Exchange Agreement”) with certain holders of its senior convertible notes, pursuant to which the Company agreed to issue 2,250,000 shares of its common stock in exchange for the cancellation of $5.0 million principal amount of the senior convertible notes and unpaid accrued interest thereon. The exchange price for these exchange shares was $2.2567 per share.  The exchange was completed on May 31, 2018. As a result, the Company recognized approximately $0.8 million as extinguishment gain which was calculated based on the difference between the reacquisition price and the net carrying amount of the payment on the debt.

As of December 31, 2018 and 2017, there was $18.7 million and $23.7 million principal amount of senior convertible notes outstanding, respectively. The senior convertible notes are the Company’s general, unsecured, senior obligations, except that they are subordinated in right of payment to the Facility Financing Obligation. The senior convertible notes rank equally in right of payment with the Company’s other unsecured senior debt. The senior convertible notes bear interest at the rate of 5.75% per year on the principal amount, payable semiannually in arrears in cash or, at the option of the Company if certain conditions are met, in shares of the Company’s common stock (the “Interest Shares”), on February 15 and August 15 of each year, beginning February 15, 2018, with interest accruing from August 15, 2017. To date, the interest on the Company’s senior convertible notes have been paid in cash and in converted shares. The Company converted $0.5 million accrued interest for 475,520 shares and the fair value of the exchange was $1.13 per share, representing the closing price of the Company’s common stock on August 14, 2018 per the Nasdaq Global Market. The aggregate number of Interest Shares that the Company may issue may not exceed 13,648,300, unless the Company receives stockholder approval to issue Interest Shares in excess of such a number in accordance with the listing standards of the Nasdaq Global Market. Accrued interest related to these notes is recorded in accrued expenses and other current liabilities on the accompanying consolidated balance sheets.

The senior convertible notes are convertible, at the option of the holder, at any time on or prior to the close of business on the business day immediately preceding the stated maturity date, into shares of the Company’s common stock at an initial conversion rate of 194.1748 shares per $1,000 principal amount of senior convertible notes, which is equal to the initial conversion price of approximately $5.15 per share. The conversion rate is subject to adjustment under certain circumstances described in an indenture governing the senior convertible notes.

If the Company undergoes certain fundamental changes, except in certain circumstances, each holder of senior convertible notes will have the option to require the Company to repurchase all or any portion of that holder’s senior convertible notes. The fundamental change repurchase price will be 100% of the principal amount of the senior convertible notes to be repurchased plus accrued and unpaid interest, if any.

The Company may elect at its option to cause all or any portion of the senior convertible notes to be mandatorily converted in whole or in part at any time prior to the close of business on the business day immediately preceding the maturity date, if the last reported sale price of its common stock exceeds 120% of the conversion price then in effect for at least 10 trading days in any 20 consecutive trading day period, ending within five business days prior to the date of the mandatory conversion notice. The redemption price is equal the sum of 100% of the principal amount of the senior convertible notes to be redeemed, plus accrued and unpaid interest. Under the terms of the indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the indenture is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the term of the senior convertible notes under existing commitments. Applying the Company’s sequencing policy, the Company performed an analysis at the time of the offering of the senior convertible notes and each reporting date since and has concluded that the number of available authorized shares at the time of the offering and each reporting date since was sufficient to deliver the number of shares that could be required to be delivered during the term of the senior convertible notes under existing commitments.

The senior convertible notes provide that upon an acceleration of certain indebtedness, including the Facility Financing Obligation issued to Deerfield pursuant to the Facility Agreement, the holders may elect to accelerate the Company’s repayment obligations under the notes if such acceleration is not cured, waived, rescinded or annulled.

As a result of the exchange of the senior convertible notes during the last quarter of 2017, the Company recorded approximately $0.8 million in debt premium, which is recorded with the senior convertible notes, in the accompanying consolidated balance sheets. The premium is being accreted to interest expense using the effective interest method over the term of the senior convertible notes.

Amortization of the premium and accretion of debt issuance costs related to the 2021 notes for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	December 31,
	2018	2017	2016
Amortization of debt premium	$154	$232	234
Accretion expense - debt issuance cost	$4	$227	257

Refer to Note 6 — Related-Party Arrangements for information regarding the Note payable to related party.

8. Collaboration and Licensing Arrangements

Revenue from collaborations and services for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	December 31,
	2018	2017	2016
United Therapeutics Agreement	$6,386	$—	$—
United Therapeutics Research Agreement	3,758	—	—
Receptor Collaboration and License Agreement	341	250	—
Cipla Distribution Agreement	98	—	—
Sanofi License Agreement and Supply Agreement	—	—	171,965
	$10,583	$250	$171,965

United Therapeutics License Agreement – In September 2018, the Company and UT entered into an exclusive global license and collaboration agreement for the rights to the Company’s dry powder formulation of treprostinil and associated inhalation delivery devices. Under the UT License Agreement, UT will be responsible for global development, regulatory and commercial activities with respect to TreT. The Company will manufacture clinical supplies and initial commercial supplies of TreT, and long-term commercial supplies may be manufactured by UT.

The UT License Agreement became effective on October 15, 2018 and under the terms of the agreement, the Company received an upfront payment of $45.0 million on October 16, 2018 and may receive potential milestone payments of up to $50.0 million upon the achievement of specified development targets. The Company will also be entitled to receive low double-digit royalties on net sales of TreT. UT, at its option, may expand the scope of the products covered by the UT License Agreement to include products with certain other active ingredients for the treatment of pulmonary arterial hypertension. Each such optioned product would be subject to UT’s payment to the Company of up to $40.0 million in additional option exercise and development milestone payments, as well as a low double-digit royalty on net sales of any such product. The Company, in accordance with the new revenue recognition requirements that become effective for the Company on January 1, 2018, recognized revenue on a ratable basis from October 16, 2018 through the estimated date when its performance obligation under UT License Agreement will be substantially completed December 31, 2021. During the year ended December 31, 2018, the Company recognized $6.4 million as revenue - collaborations and services. The $38.6 million balance of the upfront payment was deferred as follows: $30.5 million as deferred payments from collaborations – current and $8.1 million as deferred payment from collaboration – long term. Deferred revenue is classified as part of current or long-term liability in the accompanying consolidated balance sheets based on the Company’s estimate of the portion of the performance obligation regarding that revenue will be completed within the next 12 months.

The Company has evaluated the agreement in accordance with the new revenue recognition requirements that became effective for the Company on January 1, 2018:

At the inception of the agreement, the Company identified one distinct, performance obligation. The Company determined that the key deliverables include the license and certain research services upon achievement of specified development targets. Due to the specialized and unique nature of these services and their direct relationship with the license, the Company has determined that these deliverables represent one distinct bundle and thus, one performance obligation. The Company also determined that UT’s option to expand the scope of the products covered to include products with other active ingredients is not a material right, and thus, not a performance obligation at the onset of the agreement. The consideration for the option will be accounted for if and when they are exercised.

The Company expected UT to complete development plan and the remaining milestone events totaling approximately $97.5 million which includes an upfront payment, four milestone event payments based on the achievement of development targets, and various pass-through costs. The Company has allocated the total $97.5 million transaction price to its one distinct, stand ready, performance obligation for the license and the associated services. Future commercial supply remains at UT’s option, is valued at a stand-alone selling price and is therefore not accounted for the current arrangement. The Company believes that this method best reflects the measure of progress toward complete satisfaction of the performance obligation.

United Therapeutics Research Agreement – In September 2018, the Company and UT also entered into a Research Agreement for the conduct of research and consulting services in connection with multiple potential products, including evaluating the feasibility of preparing a dry powder formulation of a compound for the treatment of pulmonary hypertension outside the scope of the UT License Agreement. In addition, UT, at its option, may obtain a license to develop, manufacture and commercialize products based on specified compounds within the drug classes covered by the Research Agreement. Each specified compound advanced into development and commercialization under such a license would be subject to the payment to the Company of additional milestone payments of up to $30.0 million and a low double-digit royalty on net sales of such products. The Company received an upfront payment of $10.0 million, which it will recognize as revenue as the performance obligations under the Research Agreement are satisfied. During the year ended December 31, 2018, the Company recognized $3.8 million as revenue - collaborations and services; the $10.0 million payment received was deferred with $6.0 million as deferred payments from collaborations – current and $0.2 million as deferred payment from collaboration – long term.

The Company has evaluated the agreement in accordance with the new revenue recognition requirements that became effective for the Company on January 1, 2018:

At the inception of the agreement, the Company identified two distinct performance obligations. The Company determined that the key deliverables of each performance obligation include (i) the development of a product prototype (including a technical feasibility report); (ii) engineering consulting services. Due to the separately identifiable nature of these obligations, the Company has determined that these deliverables represent two distinct performance obligations. The Company also determined that UT’s option to expand the scope to include specific drug classes covered by the agreement is not a material right, and thus, not a performance obligation at the onset of the agreement. The consideration for the option will be accounted for if and when they are exercised.

The Company determined a total transaction price of $10.0 million which includes an upfront, one-time non-refundable payment. The Company allocated the total $10.0 million transaction price to its two distinct performance obligations based on available observable market inputs, a transaction price of $9.0 million was allocated to the product prototype and a transaction price of $1.0 million was allocated to engineering consulting services. The revenue for the product prototype is recognized using a proportional performance method (based on an estimated percentage of the Company’s efforts required in relation toward overall satisfaction of the obligation). The Company believes that this method best reflects the measure of progress toward complete satisfaction of the performance obligation. The revenue for the engineering consulting services is recognized using a ratable method until the obligation is satisfied and the Company believes that this method best reflects the measure of progress toward complete satisfaction of the performance obligation.

Receptor Collaboration and License Agreement — In 2016, the Company entered into a Collaboration and License Agreement (the “CLA”) with Receptor pursuant to which the Company performed initial formulation studies on compounds identified by Receptor and Receptor obtained the option to acquire an exclusive license to develop, manufacture and commercialize certain products that use the Company’s technology to deliver the compounds via oral inhalation.

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

The $1.0 million license fee received in 2016 was recorded in deferred revenue from collaboration as of December 31, 2016 and is being recognized in net revenue — collaborations over four years, the estimated period over which the Company was required to satisfy the remaining performance obligations. The remaining performance obligations are to provide certain technology transfer activities and to maintain certain patents. Deferred payments from collaboration related to this contract was $0.5 million at December 31, 2018 of which $0.3 million was recorded in current liabilities.

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

In 2017, the Company entered into a manufacturing and supply agreement with Receptor pursuant to which the Company will provide certain raw materials to Receptor and agreed to provide certain additional research and formulation consulting services to Receptor. For the year ended December 31, 2018 and 2017 the additional research and formulation services provided to Receptor were de minimis.

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

The nonrefundable licensing fee was recorded in deferred revenue and is being recognized in net revenue – collaborations over 15 years, representing the estimated period to satisfy the performance obligation. The additional potential milestone payments represent variable consideration for which the Company has not recognized any revenue because of the uncertainly of obtaining market approval. The Company also recognized $0.2 million as income tax expense for a payment made to the India tax authority. Deferred payments from collaboration related to this contract was $2.1 million at December 31, 2018 of which $0.1 million was recorded in current liabilities.

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

The Company assessed the adoption of the new revenue guidance (Topic 606) compared to Topic 605 for all collaborations and services revenue as listed above and determined the impact to be de minimis.

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

The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities (excluding the milestone rights liability) approximate their fair value due to their relatively short maturities. The fair value of the cash equivalents, note payable to principal stockholder (also referred to as The Mann Group Loan Arrangement), senior convertible notes, the Facility Financing Obligation, the milestone rights liability and the warrant liability are disclosed below.

Cash Equivalents and Restricted Cash— Cash equivalents and restricted cash consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash. As of December 31, 2018 and December 31, 2017, the Company held $71.7 million and $48.4 million, respectively, of cash equivalents. For the year ended December 31, 2018, restricted cash was held in an escrow account as well as used to collateralize a letter of credit. The Company held $0.5 million and $4.4 million in restricted cash as of December 31, 2018 and December 31, 2017, respectively. Both are comprised of money market funds. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

Note Payable to Related Party — As of December 31, 2017, prior to the adoption of ASC 2016-01, the fair value of the note payable to related party could not be reasonably estimated as the Company was not able to obtain a similar credit arrangement in the current economic environment. Therefore the fair value is based upon carrying value as of December 31, 2017. The fair value measurement of the note payable as of December 31, 2018 is based on discounted cash flow model and it is sensitive to the change in yield. If the yield changes by approximately 2%, the fair value of the note payable with the conversion feature would change approximately 3.8%. Similarly, if the yield changes by approximately 6%, the fair value of the note payable with the conversion feature would change approximately 11.1%. If the yield changes by approximately 8%, the fair value of the note payable with the conversion feature would change approximately 15.0%.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments as of December 31, 2018 and 2017 (in millions):

	As of December 31, 2018
		Fair Value
	Carrying Amount	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial liabilities:
Senior convertible notes (2021 notes)	$19.1	$17.5	$17.5
Facility Financing Obligation	11.3	11.4	11.4
Note payable to related party	72.1	55.0	55.0
Milestone rights	8.9	18.1	18.1
Total financial liabilities	$111.4	$102.0	$102.0

	As of December 31, 2017
		Fair Value
	Carrying Value	Significant Unobservable Inputs (Level 3)	Total Fair Value

Financial liabilities:
Senior convertible notes (2021 notes)	$24.4	$19.8	$19.8
Facility Financing Obligation	52.7	54.6	$54.6
Milestone rights	8.9	19.1	$19.1
Total financial liabilities	$86.0	$93.5	$93.5

Milestone Rights Liability — The fair value measurement of the liability is sensitive to the discount rate and the timing and probability of making milestone payments. If the achievement of each of the milestones which require payments were to be six months later than in the current forecast, the fair value of the liability would decrease by 6%. If the probabilities of meeting the $50.0 million to $200.0 million milestones were to decrease by 5% or 10%, the fair value of the liability would decrease by 13% and 25%, respectively. Over the long term, these inputs are interrelated because if the Company’s performance improves, the timing of meeting the milestones would likely be earlier, the probability of making payments on the milestones would likely be higher and the discount rate would likely decrease, all of which would increase the fair value of the liability. The inverse is also true.

Embedded Derivatives — The Company identified and evaluated a number of embedded features in the notes issued under the Facility Agreement to determine if they represented embedded derivatives that are required to be separated from the notes and accounted for as freestanding instruments. The Company analyzed the Tranche B notes and identified embedded derivatives, which required separate accounting. However, all of the embedded derivatives were determined to have a de minimis value at December 31, 2018 and 2017.

11. Common and Preferred Stock

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

On December 13, 2017, the Company amended its Amended and Restated Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock from 140,000,000 to 280,000,000 shares. The Company is authorized to issue 280,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of December 31, 2018 and 2017, 187,029,967 and 119,053,414 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

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

In the fourth quarter of 2017, the Company sold an aggregate of 173,327 shares of the Company’s common stock at a purchase price of $3.15 per share pursuant to the Company’s at market issuance sales agreement with FBR agreement. The aggregate gross proceeds from the sales were approximately $0.5 million.

On February 28, 2018, the Company entered in a controlled equity offering Sales Agreement with Cantor Fitzgerald (the “Sales Agreement”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million or such other amount as may be permitted by the Sales Agreement. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. For the year ended December 31, 2018, the Company sold an aggregate of 1,028,432 shares of the Company’s common stock at an average purchase price of $2.03 per share for an aggregate gross proceeds of approximately $2.1 million pursuant to the Sales Agreement with Cantor Fitzgerald.

On April 5, 2018, the Company entered into securities purchase agreements with certain institutional investors. Pursuant to the terms of the purchase agreements, the Company sold to the purchasers in a registered offering an aggregate of 14,000,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 14,000,000 shares of the Company’s common stock at a combined purchase price of $2.00 per share and accompanying warrant. The shares of common stock and the warrants were immediately separable. The warrants became exercisable at a price of $2.38 per share beginning on October 9, 2018 and will expire April 9, 2019. The net proceeds to the Company from the offering were approximately $26.4 million. The offering closed on April 9, 2018.

On December 19, 2018, the Company entered into an underwriting agreement with Leerink Partners LLC relating to the issuance and sale in a public offering of 26,666,667 shares of the Company’s common stock and warrants to purchase up to an aggregate of 26,666,667 shares of the Company’s common stock at a combined purchase price of $1.50 per share and accompanying warrant. The shares of common stock and the warrants were immediately separable.  The warrants were immediately exercisable at issuance at a price of $1.60 per share and will expire on December 26, 2019. The net proceeds to the Company from the offering were approximately $37.3 million. The offering closed on December 26, 2018.

For the year ended December 31, 2018, the Company received $0.4 million from the market price stock purchase plan for 230,445 shares.

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

The following tables summarize the components of the basic and diluted net income (loss) per common share computations (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Basic EPS:
Net (loss) income (numerator)	$(86,975)	$(117,333)	$125,664
Weighted average common shares (denominator)	144,136	104,245	92,053
Net (loss) income per share	$(0.60)	$(1.13)	$1.37
Diluted EPS:
Net (loss) income (numerator)	$(86,975)	$(117,333)	$125,664
Weighted average common shares	144,136	104,245	92,053
Effect of dilutive securities - common shares issuable	—	—	32
Adjusted weighted average common shares (denominator)	144,136	104,245	92,085
Net (loss) income per share	$(0.60)	$(1.13)	$1.36

Common shares issuable represents incremental shares of common stock which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes and the Mann Group Loan Arrangement.

Potentially dilutive securities outstanding that are considered antidilutive, in the periods noted below, are summarized as follows (in shares):

	December 31,
	2018	2017	2016
Vesting of restricted stock units	691,266	1,135,216	702,867
Employee stock purchase plan	307,395	136,660	43,672
Exercise of common stock options	10,976,118	7,089,440	5,530,256
Conversion of convertible notes into common stock	3,629,627	6,875,272	814,561
Conversion of convertible notes payable to related party into common stock	21,909,541	—	—
Exercise of common stock warrants	31,851	31,856	9,740,597
Exercise of warrants associated with public offering	26,666,667	—	—
Exercise of warrants associated with direct placement	14,000,000	—	—
	78,212,465	15,268,444	16,831,953

13. Stock Award Plans

On May 16, 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) as the successor to and continuation of the 2013 Equity Incentive Plan (the “2013 Plan”) and the 2004 Equity Incentive Plan (the “2004 Plan”). The 2018 Plan consists of 12.0 million additional shares and the number of unallocated shares remaining available for grant for new awards under the 2013 Plan and the 2004 Plan. The 2018 Plan provides for the granting of stock awards including stock options and restricted stock units to employees, directors and consultants. No additional awards will be granted under the 2013 Plan, the 2004 Plan or the 2004 Non-Employee Directors’ Stock Option Plan (the “NED Plan”) as all future awards will be made out of the 2018 Plan.

The Company’s board of directors determines eligibility, vesting schedules and criteria and exercise prices for stock awards granted under the 2018 Plan. Options and restricted stock unit awards under the 2018 Plan, the 2013 Plan and the 2004 Plan expire not more than ten years from the date of the grant and are exercisable upon vesting. Stock options that vest over time generally vest over four years. Current time-based vesting stock option grants vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter. Restricted stock units with time-based vesting generally vest at a rate of 25% per year over four years with consideration satisfied by service to the Company. The Company also issues stock awards with performance conditions.

The following table summarizes information about the Company’s stock-based award plans as of December 31, 2018:

	Outstanding Options	Outstanding Restricted Stock Units	Shares Available for Future Issuance
2004 Equity Incentive Plan	933,402	—	—
2013 Equity Incentive Plan	5,766,448	691,266	—
2018 Equity Incentive Plan	4,225,603	—	9,211,379
2004 Non-Employee Directors’ Stock Option Plan	50,665	—	—
Total	10,976,118	691,266	9,211,379

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

During the years ended December 31, 2018, 2017 and 2016, the Company recorded stock-based compensation expense of $6.9 million, $4.8 million and $5.1 million, respectively.

Total stock-based compensation expense recognized in the accompanying consolidated statements of operations is included in the following categories (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of goods sold	$379	$460	$695
Research and development	1,203	1,010	1,309
Selling, general and administrative	5,275	3,377	3,131
Total	$6,857	$4,847	$5,135

The expected volatility assumption used in the Company’s Black-Sholes option valuation model is based on an assessment of the historical volatility, with consideration of implied volatility, derived from an analysis of historical trade activity. The Company has selected risk-free interest rates based on U.S. Treasury securities with an equivalent expected term in effect on the date the options were granted. Additionally, the Company uses historical data and management judgment to estimate stock option exercise behavior and employee turnover rates to estimate the number of stock option awards that will eventually vest. The Company calculated the fair value of employee stock options granted during the years ended December 31, 2018, 2017 and 2016 using the following assumptions:

Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.63% — 3.11%	1.83% — 2.13%	1.18% — 1.80%
Expected lives	5.90 — 7.19 years	5.41 — 5.78 years	5.13 — 5.82 years
Volatility	92.68% — 93.62%	83.32% — 90.39%	77.57% — 82.75%
Dividends	—	—	—

The following table summarizes information about stock options outstanding:

	Number of Shares	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2018	7,089,440	$9.33
Granted	5,158,648	$1.94
Exercised	(6,880)	$1.10
Forfeited	(733,536)	2.87
Expired	(531,554)	$20.56
Outstanding at December 31, 2018	10,976,118	$5.75	$—
Exercisable at December 31, 2018	3,672,480	$13.03	$—

The weighted average grant date fair value of the stock options granted during the years ended December 31, 2018, 2017 and 2016 was $1.51, $1.19 and $3.05 per option, respectively. The total intrinsic value of options exercised during the year ended December 31, 2018 and December 31, 2017 was de minimis. The total intrinsic value of options exercised during the year ended December 31, 2016 was $0.1 million. Intrinsic value is measured using the fair market value at the date of exercise for options exercised or at December 31 for outstanding options, less the applicable exercise price.

Cash received from the exercise of options during the years ended December 31, 2017 and 2016 was approximately $0.01 million and $0.5 million, respectively and for the year ended December 31, 2018 the cash received was de minimis. The weighted-average remaining contractual terms for options outstanding that were vested and expected to vest, options outstanding that were vested and options exercisable at December 31, 2018 was 7.81 years, 5.62 years and 5.57 years, respectively.

As of December 31, 2018, 2017 and 2016, the Company recognized $1.9 million, $0.9 million and $0.3 million of compensation costs related to the performance-based stock options, respectively. As of December 31, 2018, there was $1.3 million of unrecognized compensation costs related to performance-based stock options subject to performance conditions.

A summary of restricted stock unit activity for the year ended December 31, 2018 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2018	1,135,216	$4.08
Granted	448,600	2.02
Vested	(694,831)	3.47
Forfeited	(197,719)	2.84
Outstanding at December 31, 2018	691,266	$3.71

Total intrinsic value of restricted stock units vested during the years ended December 31, 2018, 2017 and 2016 was $1.4 million, $0.4 million and $0.6 million, respectively. Intrinsic value of restricted stock units vested is measured using the closing share price on the day prior to the vest date. The total grant date fair value of restricted stock units vested during the years ended December 31, 2018, 2017 and 2016 was $2.4 million, $1.9 million, and $2.6 million, respectively.

As of December 31, 2018, there was $8.5 million of unrecognized compensation expense related to options and performance-based options and $1.5 million of unrecognized compensation expense related to restricted stock units, respectively, which is expected to be recognized over the weighted average vesting period of 1.7 to 2.9 years. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and uses that information to estimate the date at which those performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of December 31, 2018, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy in recording legal expenses in connection with legal proceedings and claims is to record expenses as they are incurred.

Following the public announcement of Sanofi's election to terminate the Sanofi License Agreement and the subsequent decline in the Company’s stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against the Company and certain of its officers and directors. In general, the complaints allege that the Company and certain of its officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court ruled in October 2017 that U.S. law will apply to this case. The plaintiff has appealed this ruling, and following an oral hearing before the Supreme Court of Israel, has decided to withdraw his appeal. Subsequently, in November 2018, the Company filed a motion to dismiss the certification motion in limine. In December 2018, the district court ordered that the motion to dismiss will be heard during a pretrial hearing set for February 2019. The Court also granted the Company's motion to postpone its response to the merits of the certification motion until after the resolution of the motion to dismiss. The Company will continue to vigorously defend against the claims advanced.

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

In December 2018, the supply agreement with Amphastar was amended to extend the term over which the Company is required to purchase insulin, without reducing the total amount of insulin to be purchased. Under the amendment, annual minimum quantities of insulin to be purchased for calendar years 2018 through 2024 total an aggregate purchase price of €90.3 million. As of December 31, 2018, the remaining purchase amount is €85.8 million. In addition, an amendment fee of $2.0 million paid in the forth quarter of 2018 and was recorded in cost of goods sold as a period cost.

The annual purchase requirements under the contract are as follows:

2019	€5.8 million
2020	€15.9 million
2021	€15.9 million
2022	€19.8 million
2023	€19.8 million
2024	€8.6 million

Unless terminated earlier, the term of the Insulin Supply Agreement with Amphastar expires on December 31, 2024 and can be renewed for additional, successive two year terms upon 12 months’ written notice given prior to the end of the initial term or any additional two year term. The Company and Amphastar each have normal and customary termination rights, including termination for material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy or insolvency of the other party. In addition, the Company may terminate the Insulin Supply Agreement upon two years’ prior written notice to Amphastar without cause or upon 30 days’ prior written notice to Amphastar if a controlling regulatory authority withdraws approval for Afrezza, provided, however, in the event of a termination pursuant to either of the latter two scenarios, the provisions of the Insulin Supply Agreement require the Company to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination. On April 2, 2018, the Company entered into a foreign currency hedging transaction to mitigate its exposure to foreign currency exchange risks. The hedging transaction hedges against short-term currency fluctuations for the remaining current year purchase requirement amount of €4.4 million and is renewable every 90 days. In 2018, the Company realized a currency loss of approximately $0.6 million during 2018. This amount is recorded in other income and expense.

Warrants - On April 5, 2018, the Company entered into securities purchase agreements with certain institutional investors. Pursuant to the terms of the purchase agreements, the Company sold to the purchasers in a registered offering an aggregate of 14,000,000 shares of its common stock and warrants to purchase up to an aggregate of 14,000,000 shares of its common stock at a combined purchase price of $2.00 per share and accompanying warrant. The shares of the common stock and the warrants were immediately separable. The warrants are exercisable at a price of $2.38 per share beginning six months following the date of issuance and will expire six months thereafter. The net proceeds to the Company from the offering were approximately $26.4 million. The offering closed on April 9, 2018. Additionally, on December 19, 2018, the Company entered into an underwriting agreement with Leerink Partners LLC relating to the issuance and sale in a public offering of 26,666,667 shares of the Company’s common stock and warrants to purchase up to an aggregate of 26,666,667 shares of the Company’s common stock at a combined purchase price of $1.50 per share and accompanying warrant. The shares of common stock and the warrants were immediately separable.  The warrants were immediately exercisable at issuance at a price of $1.60 per share and will expire on December 26, 2019. The net proceeds to the Company from the offering were approximately $37.3 million. The offering closed on December 26, 2018. The Company determined that these warrants met the criteria for equity classification and accounted for such warrants in additional paid in capital.

Vehicle Leases – During the second quarter of 2018, the Company entered into a lease agreement with Enterprise for the lease of approximately 100 vehicles. The lease requires monthly payments of approximately $83,000 per month including the cost of maintaining the vehicles, taxes and insurance. The leases commenced when the Company took possession of the majority of the vehicles in the second quarter of 2018. The leases expire 48 months after the delivery date.

On March 8, 2018, the Company entered into a standby letter of credit for a total of $0.5 million in connection with the Company’s sales force vehicle lease program. The letter of credit is collateralized by a restricted cash account in the amount of $0.5 million. There were no amounts drawn down on this letter of credit as of December 31, 2018.

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

On November 29, 2017, the Company executed an office lease with Russell Ranch Road II LLC to expand the office space for the Company’s corporate headquarters in Westlake Village, California. The office lease commenced in October 2018. The lease requires monthly payments of $35,969, increased by 3% annually, plus the estimated cost of maintaining the property by the landlord. In addition, the Company will be entitled to reimbursement from the landlord of up to $56,325 for tenant improvements. The lease expires in January 2023 and provides the Company with a five year renewal option.

Rent expense under all operating leases including office space and equipment was approximately $0.5 million for the year ended December 31, 2018, and $0.4 million for the years ended December 31, 2017 and 2016, respectively.

Future minimum lease payments are as follows:

2019	$947,162
2020	975,577
2021	1,004,844
2022	1,034,989
2023	87,957
$4,050,529

15. Employee Benefit Plans

The Company administers a 401(k) savings retirement plan for its employees. The Company contributed $1.0 million for the year ended December 31, 2018, and $0.4 million for the years ended December 31, 2017 and 2016, respectively.

16. Income Taxes

Loss from continuing operations before provision for income tax for the Company’s domestic and international operations was as follows (in thousands):

	December 31,
	2018	2017	2016
US	$(84,207)	$(113,679)	$129,361
Foreign	(2,528)	(3,603)	(3,697)
Loss before provision for income taxes	$(86,735)	$(117,282)	$125,664

At December 31, 2018, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. The provision for income taxes for the years ended December 31, 2018 and 2017 was $0.2 million and $0.1 million, respectively. There was no provision for income tax recorded for the year ended December 31, 2016. The provision for income taxes relates only to foreign withholding taxes for the years ended December 31, 2018 and 2017 because the Company has incurred operating losses since inception. Accordingly, the net deferred tax assets have been fully reserved. The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current
U.S. federal	$—	$—	$—
U.S. state	—	—	—
Non-U.S.	240	51	—
Total current	240	51	—
Deferred
U.S. federal	(9,164)	244,801	(43,814)
U.S. state	(1,903)	15,398	(4,311)
Non-U.S.	—	—	—
Total deferred	(11,067)	260,199	(48,125)
Valuation allowance	11,067	(260,199)	48,125
Total	$240	$51	$—

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized. Components of the net deferred tax assets as of December 31, 2018 and 2017, are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$524,377	$507,235
Research and development credits	81,583	83,461
Capitalized research	557	1,016
Milestone Rights	3,521	1,908
Accrued expenses	1,156	211
Loss on purchase commitment	23,194	23,654
Non-qualified stock option expense	2,551	7,004
Capitalized patent costs	5,090	5,194
Other	669	795
Depreciation	22,560	23,820
Deferred Product Revenue & Costs	107
Total net deferred tax assets	665,365	654,298
Valuation allowance	(665,365)	(654,298)
Net deferred tax assets	$—	$—

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2018, 2017 and 2016:

	December 31,
	2018	2017	2016
Federal tax benefit rate	21.0%	35.0%	35.0%
Permanent items	1.0	6.2	(1.9)
Intercompany transfer of intellectual property	—	—	0.9
Tax law changes	(0.7)	(265)	—
Stock based compensation	(6.5)	(5.0)	—
Tax attribute expirations	(1.6)	(2.8)	—
Foreign withholding tax	(0.3)	—	—
Valuation allowance	(13.2)	231.6	(34.0)
Effective income tax rate	-0.3%	—%	—%

As of December 31, 2018 and 2017, management assessed the realizability of deferred tax assets. Management evaluated the need for an amount of any valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the Company’s deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that the Company may not realize the benefit of its deferred tax assets. In assessing the realization of the Company’s deferred tax assets, the Company considers all available evidence, both positive and negative.

In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that all deferred tax assets were not realizable as of December 31, 2018. Accordingly, a valuation allowance of $665.4 million has been recorded to offset this deferred tax asset. During the years ended December 31, 2018 and 2017, the change in the valuation allowance was $11.1 million and $(260.2) million, respectively.

The Company adopted Topic 606, on January 1, 2018. Under Topic 606, the Company recognizes revenue when its customers obtain control of promised goods or services, in an amount that reflects the consideration which the Company expects to be entitled in exchange for those goods or services.  Upon adoption, no change in retained earnings was recorded related to income taxes as the Company maintains a full valuation allowance.  An adjustment of $0.4 million was recorded as a deferred tax liability and a corresponding reduction to the valuation allowance.  See above for more information about the non-income tax impact of adoption of the new revenue guidance.

At December 31, 2018, the Company had federal and state net operating loss carryforwards of approximately $2.1 billion and $2.4 billion available, respectively, to reduce future taxable income. $77.0 million of the federal losses do not expire and the remaining federal and state losses have started expiring, beginning in the current year through various future dates.

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s federal and California net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. As a result of the Company's initial public offering, an ownership change within the meaning of Internal Revenue Code Section 382 occurred in August 2004. As a result, federal net operating loss and credit carryforwards of approximately $216.0 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year can be utilized in future years in addition to the Section 382 limitation for those years. There is a risk that changes in ownership have occurred since Company's initial public offering. If a change in ownership were to have occurred after the initial public offering, net operating loss carryforwards and other tax attributes could be further limited or restricted. If limited, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to the Company’s operations in the U.S. will not impact the Company’s effective tax rate.

At December 31, 2018, the Company had $54.2 million of U.S. federal research and development credits which expire beginning in 2024, and $27.4 million of state research and development credits which for California do not expire and expire through various future dates for Connecticut and New Jersey.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the country. These audits could include examining the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state and local laws. The Company’s tax years since 2015 remain subject to examination by federal, state and foreign tax authorities.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2018, the interest and penalties recognized were not material. During the years ended December 31, 2017 and 2016 the Company recognized and accrued an insignificant amount of interest or penalties related to unrecognized tax benefits.

The Company considers its undistributed earnings of foreign subsidiaries to be permanently reinvested in foreign operations and has not provided for U.S. income taxes on such earnings. As of December 31, 2018 the Company had no undistributed earnings from its foreign subsidiaries.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended. The changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, and expanded limits on employee remuneration. In 2017, the Company recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance in SAB 118 because it had not yet completed our enactment-date accounting for these effects. In 2018 and 2017, the Company did not record tax expense related to the enactment-date effects of the Act as the Company maintained a full valuation allowance and the Company estimated a deficit in post-1986 earnings and profits from its foreign subsidiaries. The impact of this Act was a decrease of deferred tax assets of $301.0 million, offset by a decrease in a valuation allowance of $301.0 million, resulting in no additional income tax expense or benefit.

The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Act in 2017. At December 31, 2017, the Company had not completed its accounting for all of the enactment-date income tax effects of the Act under ASC 740, Income Taxes, for the following aspects: remeasurement of deferred tax assets and liabilities, one-time transition tax, and tax on global intangible low-taxed income. As of December 31, 2018, the Company had completed the accounting for all of the enactment-date income tax effects of the Act. As further discussed below, during 2018, the Company did not recognize adjustments to the provisional amounts recorded at December 31, 2017 as all changes were off-set by the valuation allowance.

The one-time transition tax is based on the total post-1986 earnings and profits, the tax on which we previously deferred from US income taxes under US law. The Company had estimated a deficit in post 1986 earnings and profits with no income tax expense recorded. Upon further analyses of the Act and notices and regulations issued and proposed by the US Department of the Treasury and the Internal Revenue Service, the Company finalized the calculations of the transition tax liability during 2018. The provisional amount did not change; therefore, there was no adjustment to tax expense or valuation allowance.

As of December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21%), by recording a provisional amount of $301.0 million, which was fully offset by a valuation allowance of the same amount. Upon further analysis of certain aspects of the Act and refinement of the calculations during the year ended December 31, 2018, the Company found no other adjustments were necessary.

The Act subjects a US shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred.

17. Selected quarterly financial data (unaudited)

Summarized quarterly financial data for the years ended December 31, 2018 and 2017, are set forth in the following tables:

	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2018
Net revenues	$3,465	$3,893	$4,469	$16,031
Net (loss)	$(30,385)	$(22,675)	$(24,168)	(9,747)
Net (loss) per share — basic	$(0.25)	$(0.16)	$(0.16)	$(0.06)
Net (loss) per share — diluted	$(0.25)	$(0.16)	$(0.16)	$(0.06)
Weighted average common shares used to compute basic net (loss) per share	120,911	140,054	153,597	161,397
Weighted average common shares used to compute diluted net (loss) per share	120,911	140,054	153,597	161,397
2017
Net revenues	$3,009	$2,163	$2,043	$4,530
Net income (loss)	$(16,324)	$(35,339)	$(32,886)	$(32,784)
Net income (loss) per share — basic	$(0.17)	$(0.35)	$(0.31)	$(0.28)
Net income (loss) per share — diluted	(0.17)	$(0.35)	(0.31)	(0.28)
Weighted average common shares used to compute basic net income (loss) per share	95,744	99,864	104,703	116,451
Weighted average common shares used to compute diluted net income (loss) per share	95,744	99,864	104,703	116,451