Form 10-Q
period 2019-03-31
MANNKIND CORP
filed 2019-05-07
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number: 000-50865

MannKind Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3607736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30930 Russell Ranch Road, Suite 300 Westlake Village, California	91362
(Address of principal executive offices)	(Zip Code)

(818) 661-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MNKD	The Nasdaq Stock Market LLC

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

As of April 15, 2019, there were 187,782,578 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2019

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$34,530	$71,157
Restricted cash	527	527
Short-term investments	24,764	—
Accounts receivable, net	3,759	4,017
Inventory	3,720	3,597
Prepaid expenses and other current assets	2,392	2,556
Total current assets	69,692	81,854
Property and equipment, net	25,750	25,602
Right-of-use and other assets	5,519	249
Total assets	$100,961	$107,705

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$6,978	$5,379
Accrued expenses and other current liabilities	18,064	15,022
Facility financing obligation	11,385	11,298
Deferred revenue - current	32,384	36,885
Recognized loss on purchase commitments - current	9,057	6,657
Total current liabilities	77,868	75,241
Senior convertible notes	19,065	19,099
Note payable to related party	72,036	72,089
Accrued interest - note payable to related party	7,969	6,835
Recognized loss on purchase commitments - long term	85,344	91,642
Deferred revenue - long term	15,867	10,680
Milestone rights liability	7,201	7,201
Operating lease liabilities	3,615	—
Total liabilities	288,965	282,787
Commitments and contingencies
Stockholders' deficit:
Common stock, $0.01 par value - 280,000,000 shares authorized, 187,778,236 and 187,029,967 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,878	1,870
Additional paid-in capital	2,765,020	2,763,067
Accumulated other comprehensive loss	(19)	(19)
Accumulated deficit	(2,954,883)	(2,940,000)
Total stockholders' deficit	(188,004)	(175,082)
Total liabilities and stockholders' deficit	$100,961	$107,705

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Net revenue - commercial product sales	$5,076	$3,402
Revenue - collaborations and services	12,372	63
Total revenues	17,448	3,465
Expenses:
Cost of goods sold	4,020	4,008
Cost of revenue - collaborations and services	1,537	—
Research and development	1,667	2,644
Selling, general and administrative	25,673	20,618
(Gain) loss on foreign currency translation	(1,935)	2,984
Total expenses	30,962	30,254
Loss from operations	(13,514)	(26,789)
Other (expense) income:
Interest income	318	106
Interest expense on notes	(593)	(1,794)
Interest expense on note payable to related party	(1,080)	(1,114)
Loss on extinguishment of debt	—	(825)
Other income (expense)	(14)	31
Total other expense	(1,369)	(3,596)
Loss before provision for income taxes	(14,883)	(30,385)
Provision for income taxes	—	—
Net loss	$(14,883)	$(30,385)
Net loss per share - basic and diluted	$(0.08)	$(0.25)
Shares used to compute basic and diluted net loss per share	187,434	120,911

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(14,883)	$(30,385)
Other comprehensive income (loss):
Cumulative translation gain	—	3
Comprehensive loss	$(14,883)	$(30,382)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

(Unaudited)

(In thousands, except per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
BALANCE, JANUARY 1, 2018	119,053	$1,191	$2,638,992	$(18)	$(2,854,898)	$(214,733)
Adjustment to adopt ASU 2016-09	—		—	—	1,873	1,873
Issuance of common shares from the release of restricted stock units	60	1	(82)	—	—	(81)
Issuance of common shares under Employee Stock Purchase Plan	137	1	—	—	—	1
Stock-based compensation expense	—	—	1,943	—	—	1,943
Issuance of shares pursuant to conversion of Facility Financing Obligation	3,549	35	9,372	—	—	9,407
Issuance of shares pursuant to conversion of Related Party Notes	3,000	30	8,130	—	—	8,160
Cumulative translation gain	—	—	—	3	—	3
Amortization of shelf fees	—	—	(5)	—	—	(5)
Issuance of at-the-market placement	214	2	632	—	—	634
Issuance costs associated with at-the- market placement	—	—	(25)	—	—	(25)
Net loss	—	—	—	—	(30,385)	(30,385)
BALANCE, MARCH 31, 2018	126,013	$1,260	$2,658,957	$(15)	$(2,883,410)	$(223,208)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
BALANCE, JANUARY 1, 2019	187,030	$1,870	$2,763,067	$(19)	$(2,940,000)	$(175,082)
Exercise of stock options	3		3	—	—	3
Issuance of common shares from the release of restricted stock units	63	1	(2)	—	—	(1)
Issuance of common shares under Employee Stock Purchase Plan	296	3	314	—	—	317
Stock-based compensation expense	—	—	999	—	—	999
Restricted stock unit award	—	—	105	—	—	105
Issuance of shares pursuant to conversion of Senior Convertible Notes	386	4	534	—	—	538
Net loss	—	—	—	—	(14,883)	(14,883)
BALANCE, MARCH 31, 2019	187,778	$1,878	$2,765,020	$(19)	$(2,954,883)	$(188,004)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,883)	$(30,385)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	367	706
Amortization of right-of-use assets	395	—
Stock-based compensation expense	999	1,943
Restricted stock unit award	105	—
Loss on extinguishment of debt	—	825
(Gain) Loss on foreign currency translation	(1,935)	2,984
Interest on note payable to related party	1,134	1,122
Write-off of inventory	—	602
Other, net	(1)	110
Changes in operating assets and liabilities:
Accounts receivable, net	258	1,128
Inventory	(123)	(1,836)
Prepaid expenses and other current assets	164	656
Right-of-use and other assets	(340)	38
Accounts payable	1,599	(2,008)
Accrued expenses and other current liabilities	2,336	2,675
Deferred revenue	686	(63)
Recognized loss on purchase commitments	(1,963)	(147)
Operating lease payments	(395)	—
Net cash used in operating activities	(11,597)	(21,650)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(269)	—
Purchase of short-term investments	(24,764)	—
Net cash used in investing activities	(25,033)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of employment taxes related to vested restricted stock units	—	(81)
Proceeds from issuance of common stock pursuant to at-the-market issuance	—	634
Issuance cost of at-the-market transactions	—	(25)
Other	3	—
Net cash provided by financing activities	3	528
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(36,627)	(21,122)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	71,684	48,355
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$35,057	$27,233
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash, net of amounts capitalized	$—	$1,860
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payment of note obligations through common stock issuance	$—	$9,407
Payment of note payable to related party through common stock issuance	$—	$8,160
Accrued but unpaid debt issuance costs related to note payable to related party	$—	$75
Payment of interest on senior convertible notes through common stock issuance	$534	$—
Property and equipment in progress in accounts payable	$246	$—
Common stock issuance to settle employee stock purchase plan liability	$317	$—
Addition of right-of-use assets	$5,192	$—

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of MannKind Corporation and its subsidiaries (“MannKind,” the “Company,” “we” or “us”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 26, 2019 (the “Annual Report”).

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended

March 31, 2019 may not be indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates or assumptions. Management considers many factors in selecting appropriate financial accounting policies, and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. The more significant estimates reflected in these accompanying condensed consolidated financial statements include revenue recognition and gross-to-net adjustments, assessing long-lived assets for impairment, inventory costing and recoverability, recognized loss on purchase commitments, milestone rights liability, stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets.

Business — The Company is a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for diseases such as diabetes and pulmonary arterial hypertension. The Company’s only approved product, Afrezza (insulin human) Inhalation Powder, is a rapid-acting inhaled insulin that was approved by the U.S. Food and Drug Administration (the “FDA”) in June 2014 to improve glycemic control in adults with diabetes. Afrezza became available by prescription in United States retail pharmacies in February 2015. Currently, the Company promotes Afrezza to endocrinologists and certain high-prescribing primary care physicians in the United States through its specialty sales force.

Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is not currently profitable and has rarely generated positive net cash flow from operations. As of March 31, 2019, the Company had an accumulated deficit of $3.0 billion.

At March 31, 2019, the Company’s capital resources consisted of cash and cash equivalents of $34.5 million and short-term investments of $24.8 million. The Company expects to continue to incur significant expenditures to support commercial manufacturing, sales and marketing of Afrezza, collaboration work and the development of product candidates in the Company’s pipeline. The facility agreement (as amended, the “Facility Agreement” or “Facility Financing Obligation”) with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) that resulted in the issuance of 9.75% Senior Convertible Notes due 2019 (“2019 notes”) and 8.75% Senior Convertible Notes due 2019 (“Tranche B notes”) (see Note 7 — Borrowings) requires the Company to maintain at least $25.0 million in cash and cash equivalents as of the end of each fiscal quarter after December 31, 2018.

As of March 31, 2019, the Company had $101.7 million principal amount of outstanding borrowings. The Company has entered into certain transactions related to these borrowings that are more fully described in Note 6 — Related-Party Arrangements, and Note 7 – Borrowings.

The Company’s currently available cash and financing sources will not be sufficient to continue to meet its current and anticipated cash requirements within one year from the date these financial statements are issued. The Company plans to raise additional capital, whether through a sale of equity or debt securities, strategic business collaboration agreements with other companies, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to continue the development and commercialization of Afrezza and other product candidates and to support its other ongoing activities. The Company cannot provide assurances that such additional capital will be available on acceptable terms or at all. Successful completion of these plans is dependent on factors outside of the Company’s control. As such, management cannot be certain that such plans will be effectively implemented within one year after the date that the financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

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

At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company has two types of contracts with customers: (i) contracts for commercial product sales with wholesale distributors and, up until December 31, 2018, specialty pharmacies and (ii) collaboration arrangements.

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

Voucher (free goods) Program – Under the voucher (free goods) program, potential new patients are offered vouchers (free goods) which they can provide to retailers for free product. The retailers provide the product to the patient for free and pay the wholesaler for the product, who pays the Company. The retailers submit the vouchers or claims to a program administrator which pays the retailer for the product. The administrator then invoices the Company for the amount of vouchers or claims paid plus a fee. Accordingly, on a net basis, it is not probable that the Company will receive the consideration to which it is entitled for these products. Therefore, the Company excludes such amounts from both gross and net revenue. The cost of product associated with the voucher (free goods) program is included in the cost of goods sold.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of March 31, 2019 and, therefore, the transaction price was not reduced further during the three months ended March 31, 2019. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net revenue – commercial product sales and earnings in the period such variances become known.

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

Product Returns — Consistent with industry practice, the Company generally offers Customers a right of return for unopened product that has been purchased from the Company for a period beginning six months prior to and ending 12 months after its expiration date, which lapses upon shipment to a patient. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to accounts receivable, net. The Company currently estimates product returns using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company’s current return reserve rate is estimated to be in the low single-digits.

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

Other Incentives — Other incentives which the Company offers include voluntary patient support programs, such as the Company's co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with the product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities.

Revenue Recognition – Revenue – Collaborations and Services— The Company enters into licensing or research agreements under which the Company licenses certain rights to its product candidates to third parties or conducting research services to third parties. The terms of these arrangements may include, but are not limited to payment to the Company of one or more of the following: nonrefundable, up-front license fees; development, regulatory, and commercial milestone payments; payments for manufacturing commercial and clinical supply services the Company provides; and royalties on net sales of licensed products and sublicenses of the rights. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment such as determining the performance obligation in the contract and determining the stand-alone selling price for each performance obligation identified in the contract. If an arrangement has multiple performance obligations, the allocation of the transaction price is determined from observable market inputs, and the Company uses key assumptions to determine the stand-alone selling price, which may include development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. Revenue is recognized based on the measurement of progress as the performance obligation is satisfied and consideration received that does not meet the requirements to satisfy the revenue recognition criteria is recorded as deferred revenue. Current deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that we expect will not be recognized within the next 12 months are classified as long-term deferred revenue. For further information see Note 8 — collaborations and Licensing Agreements.

The Company recognizes upfront license payments as revenue upon delivery of the license only if the license is determined to be a separate unit of accounting from the other undelivered performance obligations. The undelivered performance obligations typically include manufacturing or development services or research and/or steering committee services. If the license is not considered as a distinct performance obligation, then the license and other undelivered performance obligations would be evaluated to determine if such should be accounted for as a single unit of accounting. If concluded to be a single performance obligation, the transaction price for the single performance obligation is recognized as revenue over the estimated period of when the performance obligation is satisfied.

Whenever the Company determines that an arrangement should be accounted for over time, the Company determines the period over which the performance obligations will be performed, and revenue will be recognized over the period the Company is expected to complete its performance obligations. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement.

The Company’s collaboration agreements typically entitle the Company to additional payments upon the achievement of development, regulatory approval and sales performance-based milestones. If the achievement of a milestone is considered probable at the inception of the collaboration, the related milestone payment is included with other collaboration consideration, such as upfront fees and research funding, in the Company’s revenue calculation. If these milestones are not considered probable at the inception of the collaboration, the milestones will typically be recognized in one of two ways depending on the timing of when the milestone is achieved.  If the milestone is improbable at inception and subsequently deemed probable of achievement, such will be added to the transaction price, resulting in a cumulative adjustment to revenue.  If the milestone is achieved after the performance period has completed and all performance obligations have been delivered, the Company will recognize the milestone payment as revenue in its entirety in the period the milestone was achieved.

The Company’s collaborative agreements, for accounting purposes, represent contracts with customers and therefore are not subject to accounting literature on collaborative agreements. The Company grants to collaboration partners licenses to its intellectual property, supplies bulk fumaryl diketopiperazine (“FDKP”) and provides research and development services, all of which are outputs of the Company’s ongoing activities, in exchange for consideration. The Company does not develop assets jointly with collaboration partners, and does not share in significant risks of their development or commercialization activities. Accordingly, the Company concluded that its collaborative agreements must be accounted for pursuant to Topic 606, Revenue from Contracts with Customers.

For collaboration agreements that allow collaboration partners to select additional optioned products or services, the Company evaluates whether such options contain material rights (i.e., have exercise prices that are discounted compared to what the Company would charge for a similar product or service to a new collaboration partner). The exercise price of these options includes a combination of licensing fees, event-based milestone payments and royalties. When these amounts in aggregate are not offered at a discount that exceeds discounts available to other customers, the Company concludes the option does not contain a material right, and therefore is not included in the transaction price at contract inception. Rather, the Company evaluates grants of additional licensing rights upon option exercises to determine whether such should be accounted for as separate contracts. The Company concluded there is no material right in these options.

The Company follows detailed accounting guidance in measuring revenue and certain judgments affect the application of its revenue policy. For example, in connection with its existing collaboration agreements, the Company has recorded on its condensed consolidated balance sheets short-term and long-term deferred revenue based on its best estimate of when such revenue will be recognized. Short-term deferred revenue consist of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that the Company expects will not be recognized within the next 12 months are classified as long-term deferred revenue. However, this estimate is based on the Company’s current project development plan and, if the development plan should change in the future, the Company may recognize a different amount of deferred revenue over the next 12-month period.

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

Cost of Goods Sold — A significant component of cost of goods sold is current period manufacturing costs in excess of costs capitalized into inventory (excess capacity costs).  These costs, in addition to the impact of the annual revaluation of inventory to standard costs, and write-offs of inventory are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. The cost of goods sold also excludes the write-off of the cost of insulin held in inventory at the end of 2015.

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

Short-term Investments —The Company’s short-term investments consist of U.S. Treasury securities stated at amortized cost which the Company intends to hold until maturity. Those with maturities less than 12 months are included in short-term investments on our condensed consolidated balance sheets. Any investments with maturities in excess of twelve months will be included in long-term investments in our condensed consolidated balance sheets. The Company did not record any material gains or losses on these securities during the three months ended March 31, 2019. The estimated fair value of these investments approximated their carrying value as of March 31, 2019.

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

The Company analyzes its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company performs an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand at the end of each reporting period.

Recognized Loss on Purchase Commitments — The Company assesses whether losses on long term purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for the future purchases are recognized unless recoverable. When making the assessment, the Company also considers whether it is able to renegotiate with its vendors. The recognized loss on purchase commitments is reduced as inventory items are received. If, subsequent to an accrual, a purchase commitment is successfully renegotiated, the gain is recognized in the Company’s condensed consolidated statement of operations. The liability balance of the recognized loss on insulin purchase commitments is $94.4 million as of March 31, 2019. No new contracts were identified in 2019 or 2018 that required a new loss on purchase commitment accrual.

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

The computation of basic and diluted net loss per share for the three months ended March 31, 2019 and 2018 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion, as the Company is in a net loss position, would be anti-dilutive:

	Three months ended March 31,
	2019	2018
Vesting of restricted stock units	1,314,218	1,073,036
Conversion of convertible notes into common stock	3,629,627	14,154,500
Conversion of convertible related party notes into common stock	21,909,541	18,743,500
Exercise of common stock warrants	31,851	31,856
Employee stock purchase plan	141,568	111,020
Exercise of common stock options	10,846,738	7,212,239
Exercise of warrants associated with public offering	26,666,667	—
Exercise of warrants associated with direct placement	14,000,000	—
	78,540,210	41,326,151

Leases —The Company adopted Accounting Standards Codification (“ASC”) Topic 842 – Leases (“the new lease guidance”) on January 1, 2019. Under Topic 842, the Company is required to recognize the assets and liabilities that arise from most operating leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements.

Upon adoption of the new lease guidance, the Company recognized a lease liability to make lease payments and a right-of-use-asset representing its right to use the underlying asset for the applicable lease term and requires using the optional transition method. In doing so, the Company elected the package of three practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. The Company also elected the practical expedient that permits not separating lease and non-lease components for all classes of underlying assets. For short-tern leases, the Company has elected not to apply the recognition requirements of this guidance. The Company did not elect to use the hindsight practical expedient.

Upon the adoption as of January 1, 2019, the impact on total assets and total liabilities were an increase of $5.2 million. The standard did not materially impact net earnings and had no net impact on cash flow. See Note 11 — Commitments and Contingencies for further information related to leases.

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

2. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable, gross	$4,861	$5,198
Wholesaler distribution fees and prompt pay discounts	(890)	(868)
Reserve for returns	(212)	(313)
Accounts receivable, net	$3,759	$4,017

As of March 31, 2019 and December 31, 2018, the allowance for doubtful accounts was de minimis. As of March 31, 2019 and December 31, 2018, the Company had three wholesale distributors representing approximately 99% and 89% of gross accounts receivable, respectively.

3. Inventories

Inventories consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$1,381	$1,337
Work-in-process	1,585	1,605
Finished goods	754	655
Total inventory	$3,720	$3,597

Work-in-process and finished goods as of March 31, 2019 and December 31, 2018 include conversion costs but not insulin cost because the insulin used in its production was previously written off in 2015. The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value.

The Company performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand at March 31, 2019.  Inventory that was forecasted to become obsolete due to expiration is recorded in costs of goods sold in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2019 and March 31, 2018 the Company recorded zero and a $0.6 million charge, respectively, to write-off inventory that may expire prior to sale which was recorded as cost of goods sold.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Useful
	Life (Years)	March 31, 2019	December 31, 2018
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	34,967	34,967
Machinery and equipment	3-15	61,217	61,217
Furniture, fixtures and office equipment	5-10	2,954	2,954
Computer equipment and software	3	8,355	8,355
Construction in progress	—	858	342
		126,615	126,099
Less accumulated depreciation		(100,865)	(100,497)
Total property and equipment, net		$25,750	$25,602

Depreciation expense related to property and equipment for the three months ended March 31, 2019 and 2018 was $0.4 million.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	March 31, 2019	December 31, 2018
Salary and related expenses	$9,099	$8,110
Current portion of milestone rights liability	1,643	1,643
Professional fees	875	741
Discounts and allowances for commercial product sales	2,865	2,656
Sales and marketing services	560	88
Accrued interest	494	492
Deferred Lease Liability	1,545	257
Other	983	1,035
Total accrued expenses and other current liabilities	$18,064	$15,022

6. Related-Party Arrangements

	March 31, 2019	December 31, 2018
Principal amount	$71,506	$71,506
Unamortized premium	581	639
Unaccreted debt issuance costs	(51)	(56)
Net carrying amount	$72,036	$72,089

In October 2007, the Company entered into a loan agreement (the “Mann Group Loan Arrangement”) with The Mann Group LLC (“The Mann Group”), which has been amended from time to time. On March 11, 2018, the Company amended and restated the Mann Group Loan Arrangement to, among other things, (i) reflect the current outstanding principal balance of the existing loan of $71.5 million, after giving effect to the partial cancelation of principal in exchange for shares of the Company’s common stock described below; (ii) extend the maturity date of the loan to July 1, 2021; (iii) for periods beginning after April 1, 2018 require interest to compound quarterly; and (iv) permit the principal and any accrued and unpaid interest under the Mann Group Loan Arrangement to be converted, at the option of The Mann Group, at any time on or prior to close of business on the business day immediately preceding the stated maturity date, into shares of the Company’s common stock. The conversion rate of 250 shares per $1,000 principal amount of the Note, which is equal to $4.00 per share subject to adjustment under certain circumstances as described in the Mann Group Loan Arrangement.

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

Interest, at a fixed rate of 5.84%, is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as the Company and The Mann Group mutually agree. Under the agreement, accrued and unpaid interest may be paid-in-kind. The Mann Group can require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months, less approximately $105.0 million aggregate principal amount that has been cancelled in connection with three common stock purchase agreements. If The Mann Group exercises this right, the Company will have 90 days after The Mann Group provides written notice, or the number of days to maturity of the note if less than 90 days, to prepay such advances. However, pursuant to a letter agreement entered into on August 2010, The Mann Group has agreed to not require the Company to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require the Company to use its working capital resources. In addition, The Mann Group entered into a subordination agreement with Deerfield pursuant to which The Mann Group agreed with Deerfield not to demand or accept any payment under the Mann Group Loan Arrangement until the Company’s payment obligations to Deerfield under the Facility Agreement have been satisfied in full. Subject to the foregoing, in the event of a default under The Mann Group Loan Arrangement, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the Mann Group Loan Arrangement are unsecured. The Mann Group Loan Arrangement contains no financial covenants.

As of March 31, 2019 and December 31, 2018, the Company had accrued unpaid interest related to the above note of $8.0 million and $6.8 million, respectively. As of March 31, 2019 there were no additional amounts available for future borrowings. Interest expense (excluding the amortization of debt premium and debt issuance costs) for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest expense on note payable to related party	$1,075	$1,122

Amortization of the premium and accretion of debt issuance costs related to the related party notes for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Amortization of debt premium	$59	$10
Accretion expense - debt issuance cost	$6	$2

The Company has entered into indemnification agreements with each of its directors and executive officers, in addition to the indemnification provided for in its amended and restated certificate of incorporation and amended and restated bylaws (see Note 11 —Commitments and Contingencies).

7. Borrowings

Borrowings consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Facility Financing Obligation (2019 Notes and Tranche B Notes)
Principal amount	$11,495	$11,495
Unamortized debt issuance costs and debt discount	(110)	(197)
Net carrying amount	$11,385	$11,298
Senior Convertible Notes (2021 Notes)
Principal amount	$18,690	$18,690
Unamortized debt issuance costs and debt premium	375	409
Net carrying amount	$19,065	$19,099
Note payable to related party - net carrying amount	$72,036	$72,089

Total debt - net carrying amount	$102,486	$102,486

In addition to the Mann Group Loan Arrangement described in Note 6, the Company has $18.7 million principal amount of Senior Convertible Notes due 2021 bearing interest at 5.75% per annum and maturing on October 23, 2021, and $11.5 million principal amount outstanding under the Facility Agreement, which is comprised of the following:

•

A principal amount of $9.0 million of 2019 notes bearing interest at 9.75% per annum. Interest is payable in cash quarterly in arrears in the last business day of each calendar quarter. The principal amount will become due and payable in July 2019; and

•

A principal amount of $2.5 million of Tranche B notes bearing interest at 8.75% per annum. Interest is payable in cash quarterly in arrears on the last business day of each calendar quarter. The principal amount will become due and payable in May 2019.

These borrowings are further described below:

Facility Financing Obligation (2019 Notes and Tranche B Notes) – On July 1, 2013, the Company entered into the Facility Agreement, which permitted it to borrow $160.0 million through the issuance of the 2019 notes, $100.0 million of which were converted into shares of the Company’s common stock during 2013 and 2014.  The Company and Deerfield amended the Facility Agreement in 2014 to permit the Company to borrow an additional $20 million through the issuance of Tranche B notes.  The remaining $80.0 million in principal amount that was not converted during 2013 and 2014 ($60.0 million in 2019 notes and $20.0 million in Tranche B notes) is subject to a repayment schedule that began in July 2016 and will end in July 2019.  The table below summarizes all principal payments since July 2016, indicating whether the amount was settled in cash or in exchange for the issuance of shares of the Company’s common stock:

Date	2019 notes	Tranche B notes
July 2016	$5.0 million (cash)
April 2017	$5.0 million (equity exchange)	$4.0 million (cash) $1.0 million (equity exchange)
June 2017	$5.0 million (equity exchange)
November 2017	$5.6 million (equity exchange)
January 2018	$3.2 million (equity exchange)
March 2018	$1.3 million (equity exchange)	$5.0 million (equity exchange)
June 2018	$3.0 million (equity exchange)	$3.0 million (equity exchange)
July 2018	$2.0 million (cash) $10.0 million (equity exchange)	$2.0 million (equity exchange)
September 2018	$8.0 million (equity exchange)	$2.5 million (equity exchange)
October 2018	$3.0 million (cash)

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

As of March 31, 2019 and December 31, 2018, the remaining milestone rights liability balance was $8.9 million. The Company currently estimates that it will reach the next milestone in the second or third quarter of 2019, at which point the Company will be required to make a $5.0 million payment. The carrying value of the Milestone Rights liability related to this $5.0 million payment is $1.6 million, which represents the fair value related to this payment that was determined in 2013 (the most recent measurement date). Accordingly, $1.6 million in value related to the next milestone payment was recorded in accrued expenses and other current liabilities as of March 31, 2019 and December 31, 2018, resulting in $7.2 million being recorded in milestone rights liability, which is non-current, in the accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.

Accretion of debt issuance cost and debt discount during the three months ended March 31, 2019 and 2018, are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Accretion expense - debt issuance cost	$14	$6
Accretion expense - debt discount	$72	$310

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

Embedded Derivatives — The Company identified and evaluated a number of embedded features in the notes issued under the Facility Agreement to determine if they represented embedded derivatives that are required to be separated from the notes and accounted for as freestanding instruments. The Company analyzed the Tranche B notes and identified embedded derivatives which required separate accounting. All of the embedded derivatives were determined to have a de minimis value as of March 31, 2019 and December 31, 2018.

Senior Convertible Notes Due 2021 — On October 23, 2017, the Company entered into exchange agreements with the holders of the Company’s 5.75% Senior Convertible Notes due 2018 (the “2018 notes”), pursuant to which the Company agreed to exchange all of the outstanding 2018 notes in the aggregate principal amount of $27.7 million for (i) new 5.75% $23.7 million aggregate principal amount of Senior Convertible notes due 2021 (the “2021” notes or “senior convertible note”) and (ii) an aggregate of 973,236 shares of its common stock. In addition, the conversion rate was adjusted from $34 per share to $5.15 per share. The senior convertible notes were issued at the closing of the exchange on October 23, 2017. The Company analyzed this exchange and concluded that the exchange represents an extinguishment of the 2018 notes and recorded a $0.8 million loss on extinguishment of debt during the last quarter of fiscal year 2017. In addition, unamortized debt issuance costs of $0.3 million and unamortized debt premium of $0.2 million were also written-off during the last quarter of fiscal year 2017.

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

As of March 31, 2019 and December 31, 2018, there was $18.7 million principal amount of senior convertible notes outstanding. The senior convertible notes are the Company’s general, unsecured, senior obligations, except that they are subordinated in right of payment to the Facility Financing Obligation. The senior convertible notes rank equally in right of payment with the Company’s other unsecured senior debt. The senior convertible notes bear interest at the rate of 5.75% per year on the principal amount, payable semiannually in arrears in cash or, at the option of the Company if certain conditions are met, in shares of the Company’s common stock (the “Interest Shares”), on February 15 and August 15. The aggregate number of Interest Shares that the Company may issue may not exceed 13,648,300, unless the Company receives stockholder approval to issue Interest Shares in excess of such a number in accordance with the listing standards of the Nasdaq Global Market. Accrued interest related to these notes is recorded in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

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

The Company may elect at its option to cause all or any portion of the senior convertible notes to be mandatorily converted in whole or part at any time prior to the close of business on the business day immediately preceding the maturity date, if the last reported sale price of its common stock exceeds 120% of the conversion price then in effect for at least 10 trading days in any 20 consecutive trading day period, ending within five business days prior to the date of the mandatory conversion notice. The redemption price is equal the sum of 100% of the principal amount of the senior convertible notes to be redeemed, plus accrued and unpaid interest. Under the terms of the indenture, the conversion option can be net-share settled and the maximum number of shares that could be required to be delivered under the indenture is fixed and less than the number of authorized and unissued shares less the maximum number of shares that could be required to be delivered during the term of the senior convertible notes under existing commitments. Applying the Company’s sequencing policy, the Company performed an analysis at the time of the offering of the senior convertible notes and each reporting date since and has concluded that the number of available authorized shares at the time of the offering and each reporting date since was sufficient to deliver the number of shares that could be required to be delivered during the term of the senior convertible notes under existing commitments.

The senior convertible notes provide that upon acceleration of certain indebtedness, including the Facility Financing Obligation, the holders may elect to accelerate the Company’s repayment obligations under the notes if such acceleration is not cured, waived, rescinded or annulled.

As a result of the exchange of the senior convertible notes during the last quarter of 2017, the Company recorded approximately $0.8 million in debt premium, which is recorded with the senior convertible notes, in the accompanying condensed consolidated balance sheets. The premium is being accreted to interest expense using the effective interest method over the term of the senior convertible notes.

Amortization of the premium and accretion of debt issuance costs related to the 2021 notes for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
Amortization of debt premium	$36	$43
Accretion expense - debt issuance cost	2	$—

Refer to Note 6 – Related Party Arrangements for information regarding the Note payable to related party.

8. Collaborations and Licensing Arrangements

Revenue from collaborations and services for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	March 31,
	2019	2018
UT License Agreement	$7,615	$—
UT Research Agreement	4,658	—
Receptor Collaboration and License Agreement	62	63
Cipla License and Distribution Agreement	37	—
	$12,372	$63

United Therapeutics License Agreement (“UT License Agreement”)– In September 2018, the Company and United Therapeutics Corporation (“United Therapeutics” or “UT”) entered into an exclusive global license and collaboration agreement for the rights to the Company’s dry powder formulation of treprostinil and associated inhalation delivery devices. Under the UT License Agreement, UT will be responsible for global development, regulatory and commercial activities with respect to Treprostinil (internally designated “TreT”). The Company will manufacture clinical supplies and initial commercial supplies of TreT.

Under the terms of the UT License Agreement, the Company received an upfront payment of $45.0 million in October 2018 and a $12.5 million milestone payment on March 29, 2019. The Company may receive additional milestone payments of up to $37.5 million upon the achievement of specified development targets. The Company will also be entitled to receive low double-digit royalties on net sales of TreT. UT, at its option, may expand the scope of the products covered by the UT License Agreement to include products with certain other active ingredients for the treatment of pulmonary arterial hypertension. Each such optioned product would be subject to UT’s payment to the Company of up to $40.0 million in additional option exercise and development milestone payments, as well as a low double-digit royalty on net sales of any such product. The Company, in accordance with the new revenue recognition requirements that become effective for the Company on January 1, 2018, recognized revenue on a ratable basis from October 2018 through December 2021 – the estimated date when its performance obligations for development activities under UT License Agreement will be substantially completed. During the three months ended March 31, 2019, the Company recognized $7.6 million as revenue - collaborations and services. The $43.5 million balance of the upfront payment was deferred as follows: $30.5 million as deferred revenue – current and $13.0 million as deferred revenue – long term. Deferred revenue is classified as part of current or long-term liability in the accompanying condensed consolidated balance sheets based on the Company’s estimate of the portion of the performance obligation regarding that revenue will be completed within the next 12 months, and includes payments received as well as payments receivable.

The Company has evaluated the UT License Agreement in accordance with the revenue recognition requirements pursuant to ASC 606:

At the inception of the agreement, the Company identified one distinct, performance obligation. The Company determined that the key deliverables include the license, supply of product to be used in clinical development, and certain research services upon achievement of specified development targets. Due to the specialized and unique nature of these services and their direct relationship with the license, the Company has determined that these deliverables represent one distinct bundle and thus, one performance obligation. The Company also determined that UT’s option to expand the scope of the products covered to include products with other active ingredients is not a material right, and thus, not a performance obligation at the onset of the agreement. The consideration for the option will be accounted for if and when it is exercised.

The Company expects to complete the activities specified in the development plan and to achieve the remaining milestone events for total consideration for approximately $97.5 million, which includes an upfront payment, four milestone payments and various pass-through costs. Future commercial supply remains at UT’s option, is valued at a stand-alone selling price and is therefore not accounted for the current arrangement. The Company believes that this method best reflects the measure of progress toward complete satisfaction of the performance obligation.

United Therapeutics Research Agreement (“UT Research Agreement”) – In September 2018, the Company and UT also entered into a research agreement for the conduct of research and consulting services in connection with multiple potential products, including evaluating the feasibility of preparing a dry powder formulation of a compound for the treatment of pulmonary hypertension outside the scope of the UT License Agreement. In addition, UT, at its option, may obtain a license to develop, manufacture and commercialize products based on specified compounds within the drug classes covered by the UT Research Agreement. Each specified compound advanced into development and commercialization under such a license would be subject to the payment to the Company of additional milestone payments of up to $30.0 million and a low double-digit royalty on net sales of such products. The Company received an upfront payment of $10.0 million in 2018, which it will recognize as revenue as the performance obligations under the UT Research Agreement are satisfied. During the three months ended March 31, 2019, the Company recognized $4.7 million as revenue - collaborations and services and deferred $1.6 million as deferred revenue, the majority of which is in current deferred revenue.

The Company has evaluated the UT Research Agreement in accordance with the new revenue recognition requirements that became effective for the Company on January 1, 2018:

At the inception of the UT Research Agreement, the Company identified two distinct performance obligations. The Company determined that the key deliverables of each performance obligation include (i) the development of a product prototype (including a technical feasibility report); (ii) engineering consulting services. Due to the separately identifiable nature of these obligations, the Company has determined that these deliverables represent two distinct performance obligations. The Company also determined that UT’s option to expand the scope to include specific drug classes covered by the agreement is not a material right, and thus, not a performance obligation at the onset of the agreement. The consideration for the option will be accounted for if and when it is exercised.

The Company allocated the total $10.0 million transaction price to its two distinct performance obligations based on available observable market inputs, a transaction price of $9.0 million was allocated to the product prototype and a transaction price of $1.0 million was allocated to engineering consulting services. The revenue for the product prototype is recognized using an output method (based on project milestones achieved and surveys of performance completed to date). The Company believes that this method best reflects the measure of progress toward complete satisfaction of the performance obligation. The revenue for the engineering consulting services is recognized using a ratable method until the obligation is satisfied and the Company believes that this method best reflects the measure of progress toward complete satisfaction of the performance obligation.

Receptor Collaboration and License Agreement — In 2016 the Company entered into a Collaboration and License Agreement (the “CLA”) with Receptor Life Sciences, Inc. (“Receptor”) pursuant to which Receptor obtained the option to acquire an exclusive license to develop, manufacture and commercialize products that use the Company’s technology to deliver certain compounds via oral inhalation.

On December 30, 2016 Receptor exercised its option and paid the Company a $1.0 million nonrefundable option exercise and license fee. Under the Receptor CLA, the Company may also receive nonrefundable milestone payments upon the completion of certain technology transfer activities and the achievement of specified sales targets as well as royalties upon Receptor’s and its sublicensees’ sale of products.

The $1.0 million license fee received in 2016 was recorded in deferred revenue from collaborations as of December 31, 2016 and is being recognized in net revenue — collaborations over four years, the estimated period over which the Company was required to satisfy the remaining performance obligations. The remaining performance obligations are to provide certain technology transfer activities. Deferred revenue related to this contract was $0.4 million at March 31, 2019 of which $0.3 million was recorded in current liabilities.

The additional payments referred to above represent variable consideration for which the Company has not recognized any revenue because it is uncertain that Receptor will be able to successfully develop, manufacture or sell product related to this license. Therefore, the receipt of such payments is highly susceptible to factors outside of the Company’s influence, the uncertainty regarding the receipt of these payments is not expected to be resolved for years, and the Company has limited experience with similar contracts. There was no change to the accounting for this contract as a result of the initial application of the new revenue guidance. See Note 1 – Description of Business and Summary of Significant Accounting Policies for additional information on the Company’s revenue recognition accounting policy

In 2017, the Company entered into a Manufacturing and Supply Agreement with Receptor pursuant to which the Company will provide certain raw materials to Receptor and agreed to provide certain additional research and formulation consulting services to Receptor. For the three months ended March 31, 2019 and 2018 the additional research and formulation services provided to Receptor were de minimis.

Cipla License and Distribution Agreement — In May 2018, the Company and Cipla Ltd. (“Cipla”) entered into an exclusive agreement for the marketing and distribution of Afrezza in India and the Company received a $2.2 million nonrefundable license fee. Under the terms of the agreement, Cipla will be responsible for obtaining regulatory approvals to distribute Afrezza in India and for all marketing and sales activities of Afrezza in India. The Company is responsible for supplying Afrezza to Cipla. The Company has the potential to receive certain additional regulatory milestone payments, minimum purchase commitment revenue and royalties on Afrezza sales in India once cumulative gross sales have reached a specified threshold.

The nonrefundable licensing fee was recorded in deferred revenue and is being recognized in net revenue – collaborations over 15 years, representing the estimated period to satisfy the performance obligation. The additional milestone payments represent variable consideration for which the Company has not recognized any revenue because of the uncertainty of obtaining market approval. The Company also recognized $0.2 million as income tax expense for a payment made to the India tax authority in 2018. Deferred revenue related to this contract was $2.1 million at March 31, 2019 of which $0.2 million was recorded in current liabilities.

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

9. Fair Value of Financial Instruments

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

The carrying amounts reported in the accompanying condensed consolidated financial statements for cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities (excluding the milestone rights liability) approximate their fair value due to their relatively short maturities. The fair value of the cash equivalents, note payable to related party (also referred to as The Mann Group Loan Arrangement), senior convertible notes, the Facility Financing Obligation and the milestone rights liability are disclosed below.

Cash Equivalents and restricted cash— Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash. As of March 31, 2019 and December 31, 2018, the Company held $34.5 million and $71.7 million, respectively, of cash and cash equivalents. Restricted cash is held in an escrow account as well as used to collateralize a letter of credit. The Company held $0.5 million in restricted cash as of March 31, 2019 and December 31, 2018. Both are comprised of money market funds. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

Short-term investments— Short-term investments consist of highly liquid investments that are intended to facilitate liquidity and capital preservation. As of March 31, 2019 the Company held $24.8 million of short-term investments in U.S. Treasury bills or notes. The fair value of short-term investments approximate their carrying value. The measurement of which is based on a market approach using quoted market values (Level 1 in the fair value hierarchy).

Note Payable to Related Party — The fair value measurement of the note payable is based on discounted cash flow model and it is sensitive to the change in yield (Level 3 in the fair value hierarchy). If the yield increases by approximately 2% from 22% to 24%, the fair value of the note payable with the conversion feature would change from $69.4 million to $67.6 million, or a decrease of $1.8 million and -2.6%; if the yield decreases 2% from 22% to 20%, the fair value of the note payable with conversion feature would change from $69.4 million to $71.3 million, or an increase of $1.9 million or 2.7%.  If the yield increases by approximately 4% from 22% to 26%, the fair value of the note payable with the conversion feature would change from $69.4 million to $65.9 million, or a decrease of $3.5 million and -5.0%; if the yield decreases 4% from 22% to 18%, the fair value of the note payable with conversion feature would change from $69.4 million to $73.2 million, or an increase of $3.8 million and 5.5%.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (in millions):

	As of March 31, 2019
	Carrying Amount	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
Senior convertible notes (2021 notes)	$19.1	$19.6	$19.6
Facility financing obligation	11.4	$11.4	11.4
Note payable to related party	72.0	$69.4	69.4
Milestone rights	8.9	$18.4	18.4
Total financial liabilities	$111.4	$118.8	$118.8

	As of December 31, 2018
	Carrying Value	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
Senior convertible notes (2021 notes)	$19.1	$17.5	$17.5
Facility financing obligation	11.3	11.4	11.4
Note payable to related party	72.1	55.0	55.0
Milestone rights	8.9	18.1	18.1
Total financial liabilities	$111.4	$102.0	$102.0

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

Embedded Derivatives — The Company identified and evaluated a number of embedded features in the notes issued under the Facility Agreement to determine if they represented embedded derivatives that are required to be separated from the notes and accounted for as freestanding instruments. The Company analyzed the Tranche B notes and identified embedded derivatives, which required separate accounting. All of the embedded derivatives were determined to have a de minimis value at March 31, 2019 and December 31, 2018.

10. Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock-based compensation	$999	$1,943

During the three months ended March 31, 2019, the Company issued 754,729 restricted stock unit awards to employees. Each such restricted stock award vests 100% in February 2020. The grant date fair value of the restricted stock units was $1.49 with a weighted average grant date fair value per share of $1.49.

During the three months ended March 31, 2019, the Company granted certain employees stock options to purchase an aggregate of 294,900 shares of common stock at a weighted average exercise price of $1.49 per share. The options vest over a four year period. The grant date fair value of these awards is $0.3 million with a weighted average grant date fair value of $1.06 per share, as determined using a Black-Scholes option pricing model.

As of March 31, 2019, there were $8.6 million of unrecognized compensation expense related to restricted stock units and options, respectively, which vest over the vesting period.

As of March 31, 2019, there was $1.2 million of unrecognized compensation costs related to stock options subject to performance conditions. The Company evaluates stock awards with performance conditions as the probability that the performance conditions will be met and uses that information to estimate the date at which those performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of March 31, 2019, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

Following the public announcement of Sanofi’s election to terminate the license and collaboration agreement between the Company and Sanofi (the “Sanofi License Agreement”) and the subsequent decline in the Company’s stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against the Company and certain of its officers and directors. In general, the complaints allege that the Company and certain of its officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court ruled in October 2017 that U.S. law will apply to this case. The plaintiff has appealed this ruling, and following an oral hearing before the Supreme Court of Israel, has decided to withdraw his appeal. Subsequently, in November 2018, the Company filed a motion to dismiss the certification motion. At a case conference in February 2019, the court directed the parties to negotiate a procedure for determining whether the plaintiff can distinguish the claims in the Israeli litigation from those in a U.S. case against the Company based on the same events (which was dismissed by the U.S. district court for the Central District of California in August 2016). The Company will continue to vigorously defend against the claims advanced.

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

In December 2018, the supply agreement with Amphastar was amended to extend the term over which the Company is required to purchase insulin, without reducing the total amount of insulin to be purchased. Under the amendment, annual minimum quantities of insulin to be purchased for calendar years 2018 through 2024 total an aggregate purchase price of €90.3 million. As of March 31, 2019, the remaining purchase amount is €84.1 million.

2019	€4.1 million
2020	€15.9 million
2021	€15.9 million
2022	€19.8 million
2023	€19.8 million
2024	€8.6 million

Unless terminated earlier, the term of the Insulin Supply Agreement with Amphastar expires on December 31, 2024 and can be renewed for additional, successive two year term upon 12 months’ written notice given prior to the end of the initial term or any additional two year term. The Company and Amphastar each have normal and customary termination rights, including termination for a material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy or insolvency of the other party. In addition, the Company may terminate the Insulin Supply Agreement upon two years’ prior written notice to Amphastar without cause or upon 30 days’ prior written notice to Amphastar if a controlling regulatory authority withdraws approval for Afrezza, provided, however, in the event of a termination pursuant to either of the latter two scenarios, the provisions of the Insulin Supply Agreement require the Company to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination.

Warrants - On April 5, 2018, the Company entered into securities purchase agreements with certain institutional investors. Pursuant to the terms of the purchase agreements, the Company sold to the purchasers in a registered offering an aggregate of 14,000,000 shares of its common stock and warrants to purchase up to an aggregate of 14,000,000 shares of its common stock at a combined purchase price of $2.00 per share and accompanying warrant. The shares of the common stock and the warrants were immediately separable. The warrants were exercisable at a price of $2.38 per share and expired unexercised on April 9, 2019. The net proceeds to the Company from the offering were approximately $26.4 million. The offering closed on April 9, 2018. Additionally, on December 19, 2018, the Company entered into an underwriting agreement with Leerink Partners LLC relating to the issuance and sale in a public offering of 26,666,667 shares of the Company’s common stock and warrants to purchase up to an aggregate of 26,666,667 shares of the Company’s common stock at a combined purchase price of $1.50 per share and accompanying warrant. The shares of common stock and the warrants were immediately separable.  The warrants are exercisable at a price of $1.60 per share and will expire on December 26, 2019. The net proceeds to the Company from the offering were approximately $37.3 million. The offering closed on December 26, 2018. The Company determined that these warrants met the criteria for equity classification and accounted for such warrants in additional paid-in capital.

Vehicle Leases – During the second quarter of 2018, the Company entered into a lease agreement with Enterprise Fleet Management Inc. for the lease of approximately 118 vehicles. The lease requires monthly payments of approximately $83,000 per month including the cost of maintaining the vehicles, taxes and insurance. This amount excludes other variable payments such as storage fees. The lease commenced when the Company took possession of the majority of the vehicles in the second quarter of 2018 and expires 48 months after the delivery date. The lease expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the quarter ended March 31, 2019.

Upon adoption of the new guidance, the agreement was classified as an operating lease which resulted in recording right-of-use assets and lease liabilities of approximately $1.6 million, respectively, as of January 1, 2019. These amounts included approximately $1.6 million of non-current other assets and approximately $0.6 million and $1.3 million of other current liabilities and operating lease liabilities, respectively.

Office Lease — On May 5, 2017, the Company executed an office lease with Russell Ranch Road II LLC for the Company’s corporate headquarters in Westlake Village, California. The office lease commenced in August 2017. The lease requires monthly payments of $40,951, increased by 3% annually, plus the estimated cost of maintaining the property and common areas by the landlord with a five month concession from October 2017 through February 2018 and allowances for tenant alterations and maintenance. The lease expires in January 2023 and provides the Company with a five year renewal option. The lease expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the quarter ended March 31, 2019.

On November 29, 2017, the Company executed an office lease with Russell Ranch Road II LLC to expand the office space for the Company’s corporate headquarters in Westlake Village, California. The office lease commenced in October 2018. The lease requires monthly payments of $35,969, increased by 3% annually, plus the estimated operating costs of maintaining the property by the landlord, which are allocable based an annual assessment made by the landlord. In addition, the Company was entitled to reimbursement from the landlord of up to $56,325 for tenant improvements and zero first-year common area maintenance fee. The lease expires in January 2023 and provides the Company with a five year renewal option.

Upon adoption of the new guidance, this lease was classified as an operating lease which resulted in recording right-of-use assets and lease liabilities of approximately $3.2 million and $3.5 million, respectively, as of January 1, 2019. These amounts included approximately $0.9 million and $2.6 million of other current liabilities and operating lease liabilities, respectively.

Operating lease costs under all operating leases including office space and equipment for the three months ended March 31, 2019 was approximately $0.5 million.  Cash paid for all operating leases for the three months ended March 31, 2019 was $0.5 million. Variable lease costs were approximately $0.1 million for the three months ended March 31, 2019. The weighted average discount rate used was 7.2%. The weighted-average remaining lease term for all operating leases is 3.8 years.

Rent expense under all operating leases as of March 31, 2018 including office space and equipment was approximately $0.1 million, prior to the adoption of ASC topic 842.

Future minimum office and vehicle lease payments as of March 31, 2019 and December 31, 2018, are as follows:

	March 31, 2019	December 31, 2018
2019	$1,198,910	$1,595,421
2020	1,623,835	1,623,835
2021	1,653,101	1,653,101
2022	1,305,096	1,305,096
2023	87,957	87,957
	$5,868,899	$6,265,410

The 2018 amounts above are inclusive of office and vehicle lease payments in order to conform to the current year presentation.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report that are not strictly historical in nature are “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A Risk Factors and elsewhere in this quarterly report on Form 10-Q. The preceding interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related notes for the year ended December 31, 2018 and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

As of March 31, 2019, we had an accumulated deficit of $3.0 billion and a stockholders’ deficit of $188.0 million. We had a net loss of $14.9 million for the three months ended March 31, 2019. We have funded our operations primarily through the sale of equity securities and convertible debt securities, borrowings under the Facility Agreement with Deerfield, borrowings under the Mann Group Loan Arrangement, receipt of upfront and milestone payments under the UT License Agreement, receipt of upfront and milestone payments under the Sanofi License Agreement and borrowings under a senior secured revolving promissory note that we entered into with an affiliate of Sanofi in September 2014 in connection with the Sanofi License Agreement (the “Sanofi Loan Facility”), which was terminated in 2016. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding, there is substantial doubt about our ability to continue as a going concern.

Our business is subject to significant risks, including but not limited to our need to raise additional capital to fund our operations, our ability to successfully commercialize Afrezza and manufacture sufficient quantities of Afrezza, competition from other products and technologies and uncertainties associated with obtaining and enforcing patent rights. Additional significant risks also include the risks inherent in clinical trials and the regulatory approval process for our product candidates, which in some cases depends upon the efforts of our partners.

CRITICAL ACCOUNTING POLICES

Our critical accounting policies can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2018. See Note 1 – Description of Business and Significant Accounting Policies in the condensed consolidated financial statements included in Part I – Financial Statements (Unaudited) for descriptions of the new accounting policies and impact of adoption.

RESULTS OF OPERATIONS

Three months ended March 31, 2019 and 2018

Revenues

The following table provides a comparison of the revenue categories for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Revenues:
Net revenue - commercial product sales:
Gross revenue from product sales	$8,208	$5,196	$3,012	58%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(3,132)	(1,794)	(1,338)	75%
Net revenue - commercial product sales	5,076	3,402	1,674	49%
Revenue - collaborations and services	12,372	63	12,309	19,538%
Total revenues	$17,448	$3,465	$13,983	404%

Gross revenue from the sales of Afrezza for the quarter ended March 31, 2019 increased by $3.0 million, or 58%, compared to the same quarter in the prior year primarily driven by higher product demand and price increases, as well as a more favorable mix of Afrezza cartridges. The estimated gross-to-net adjustment of $3.1 million (38% of gross revenue) for the quarter ended March 31, 2019 increased from $1.8 million (35% of gross revenue) for the same quarter in the prior year primarily due to increased commercial and government rebates related to the increased wholesale acquisition cost of Afrezza.

Net revenue from collaborations and services for the quarter ended March 31, 2019 increased by $12.3 million compared to the same quarter in the prior year, primarily attributable to the UT License Agreement ($7.6 million) and the UT Research Agreement ($4.7 million).

Commercial product gross profit

The following table provides a comparison of the commercial product gross profit categories for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Commercial product gross profit:
Net revenue - commercial product sales	$5,076	$3,402	$1,674	49%
Cost of goods sold	4,020	4,008	12	0%
Commercial product gross profit	$1,056	$(606)	$1,662	274%

Commercial product gross profit for the quarter ended March 31, 2019 increased by $1.7 million, or 274%, compared to the same quarter in the prior year, primarily attributable to higher commercial sales.

Expenses

The following table provides a comparison of the expense categories for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Expenses:
Cost of goods sold	$4,020	$4,008	$12	0%
Cost of revenue - collaborations and services	1,537	—	1,537	100%
Research and development	1,667	2,644	(977)	(37%)
Selling	18,649	10,978	7,671	70%
General and administrative	7,024	9,640	(2,616)	(27%)
Loss on foreign currency translation	(1,935)	2,984	(4,919)	(165%)
Total expenses	$30,962	$30,254	$708	2%

Cost of goods sold for the quarter ended March 31, 2019 was consistent with the same quarter in the prior year. For the quarter ended March 31, 2019, lower absorption of $0.8 million was offset by a decrease in an inventory write-off of $0.6 million, compared to the quarter ended March 31, 2018.

Cost of revenue - collaborations and services was $1.5 million for the quarter ended March 31, 2019 compared to zero for the same quarter in the prior year. Cost of revenue - collaborations and services for 2019 was attributable to resource costs related to conducting activities under the UT License Agreement and UT Research Agreement.

Research and development expenses for the quarter ended March 31, 2019 decreased by $1.0 million, or 37%, compared with the same quarter in the prior year. This was primarily attributable to $0.4 million decreases in both clinical trial spending and personnel costs.

Selling expenses for the quarter ended March 31, 2019 increased by $7.7 million, or 70%, compared to the same quarter in the prior year. The increase was primarily attributable to $9.3 million in costs for a television campaign for Afrezza, offset by a decrease of $1.2 million resulting from the realignment of sales force territories.

General and administrative expenses for the quarter ended March 31, 2019 decreased by $2.6 million, or 27%, compared to the same quarter in the prior year. This decrease was primarily attributable to a $0.9 million decrease in stock-based compensation expenses, a $0.8 million decrease in personnel costs, and a $0.7 million decrease in professional fees.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Interest income	318	106	212	200%
Interest expense on notes	(593)	(1,794)	1,201	(67%)
Interest expense on note payable to related party	(1,080)	(1,114)	34	(3%)
Loss on extinguishment of debt	—	(825)	(825)	(100%)
Other income (expense)	(14)	31	(45)	(145%)
Total other income (expense)	$(1,369)	$(3,596)	$577	(16%)

Interest income increased by $0.2 million for the three months ended March 31, 2019, or 200%, compared to the same quarter in the prior year, which was primarily attributable to a higher balance on our money market funds and short-term investments.

Interest expense on notes, which includes the Facility Financing Obligation and senior convertible notes, decreased by $1.2 million for the three months ended March 31, 2019, or 67%, compared to the same quarter in the prior year, which was primarily attributable to a reduction in principal debt balances.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations through the sale of equity securities and convertible debt securities, borrowings under the Mann Group Loan Arrangement, under which we can no longer borrow as we have used all amounts available for borrowing, borrowings under the Facility Agreement with Deerfield, receipt of upfront and milestone payments under the Sanofi License Agreement, borrowings under a senior secured promissory note and a guaranty and security agreement with an affiliate of Sanofi, which terminated in 2016.

As of March 31, 2019, we had $101.7 million principal amount of outstanding debt, exclusive of $8.0 million accrued interest owed to the related party that will be paid-in-kind, consisting of:

•	$18.7 million principal amount of senior convertible notes bearing interest at 5.75% per annum and maturing in October, 2021, all of which is convertible;
•	The following amounts under the Facility Financing Obligation:
•

$9.0 million principal amount due and payable in July 2019 and bearing interest at 9.75% per annum. Interest is payable in cash quarterly in arrears on the last business day of each calendar quarter. The principal amount is due in July 2019; and

•

$2.5 million principal amount due and payable in May 2019 and bearing interest at 8.75% per annum. Interest is payable in cash quarterly in arrears on the last business day of each calendar quarter. The principal amount is due in May 2019.

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

We have entered into certain transactions related to these borrowings that are more fully described in Note 6 – Related Party Arrangements, Note 7 – Borrowings, Note 9 – Fair Value of Financial Instruments, and Note 11 – Commitments and Contingencies, as well as the related notes in our Annual Report.

On April 5, 2018, we entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional investors (the “Purchasers”). Pursuant to the terms of the Purchase Agreements, we sold to the Purchasers in a registered offering an aggregate of 14,000,000 shares of our common stock and warrants to purchase up to an aggregate of 14,000,000 shares of our common stock at a combined purchase price of $2.00 per share and accompanying warrant. The net proceeds from the offering were approximately $26.4 million.  The offering closed on April 9, 2018. The warrants were exercisable at a price of $2.38 per share and expired unexercised on April 9, 2019.

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

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the senior convertible notes, Facility Financing Obligation, or the Mann Group Loan Arrangement when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the senior convertible notes, or certain Major Transactions as defined in the Facility Agreement, the holders of the respective debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. The senior convertible notes and the Mann Group Loan Arrangement are fully convertible at any time prior to maturity as further disclosed in Note 6 – Related Party Arrangements and Note 7 – Borrowings.

While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the senior convertible notes and the Facility Financing Obligation or if we fail to repay or repurchase the senior convertible notes, Facility Financing Obligation, or borrowings under The Mann Group Loan Arrangement, we will be in default under the applicable instrument for such indebtedness, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether.

In connection with the execution of the Facility Agreement, on July 1, 2013, we issued Milestone Rights to the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $75 million of which remain unachieved. In addition, the Facility Agreement includes customary representations, warranties and covenants, including, a restriction on the incurrence of additional indebtedness, and a financial covenant which requires our cash and cash equivalents on the last day of each fiscal quarter to not be less than $25.0 million. See Note 11 — Commitments and Contingencies and Note 7 — Borrowings for further information related to the Facility Agreement.

These factors raise substantial doubt about our ability to continue as a going concern.  Our financial statements and related notes thereto included elsewhere in this Report, do not include adjustments that might result from any unfavorable outcome of this uncertainty.

During the three months ended March 31, 2019, we used $11.6 million of cash for our operating activities as a result of our net loss of $14.9 million, offset by a net increase in operating assets and liabilities of $2.2 million and non-cash charges of $1.1 million. The increase in operating assets and liabilities was primarily as a result of increases in accrued expenses and other current liabilities of $2.3 million, accounts payable of $1.6 million, offset by recognized loss on purchase commitments of $2.0 million and an increase in right-of-use and other assets of $0.3 million. The non-cash charges included $1.9 million from gains on foreign currency exchange, $1.0 million of stock-based compensation and $1.1 million of interest accrued through notes payable to related party.

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

Cash used in investing activities was $25.0 million for the three months ended March 31, 2019, primarily driven by investments in short-term treasury bills. There was no cash provided from investing activities for the three months ended March 31, 2018.

There was no cash provided by financing activities for the three months ended March 31, 2019. Cash provided by financing activities was $0.5 million for the three months ended March 31, 2018 which related to $0.6 million of net proceeds from the sale of shares of our common stock pursuant to our Sales Agreement with Cantor Fitzgerald offset by $0.1 million for employment taxes related to vested restricted stock units.

Future Liquidity Needs

As of March 31, 2019, we had $35.1 million in cash and cash equivalents and restricted cash and $24.8 million in short-term investments. Our cash position and short-term investments, together with our short-term debt obligations and anticipated operating expenses, raises substantial doubt about our ability to continue as a going concern. We expect to expend our capital resources for the manufacturing, sales and marketing of Afrezza and to develop our product pipeline candidates. We also intend to use our capital resources for general corporate purposes. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, support continued product growth and commercialization efforts, and to fund operations, generally. We will seek to raise additional funds through various potential sources, such as equity and debt financings, or through collaboration and licensing agreements.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

Contractual Obligations

As of March 31, 2019, there were no material changes outside of the ordinary course of business in our contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in the Annual Report.

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

The interest rate on amounts borrowed under The Mann Group Loan Arrangement is fixed at 5.84%. As of March 31, 2019, we also have debt related to the senior convertible notes at a fixed interest rate of 5.75%, debt related to the 2019 notes at a fixed interest rate of 9.75% and debt related to the Tranche B notes at a fixed interest rate of 8.75%.

Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds, U.S. Treasury bills or notes and investment-grade corporate, government and municipal debt. None of these investments are entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America.

If a change in interest rates equal to 10% of the interest rates on March 31, 2019 were to have occurred, this change would not have had a material effect on the value of our short-term investment portfolio.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our supply agreement with Amphastar. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. On April 2, 2018, we entered into a foreign currency short-term (90 days) hedging transactions to mitigate our currency exposure risks to foreign currency exchange risks. For the three months ended March 31, 2019, we realized a currency gain of approximately $1.9 million. This amount was recorded in other income and expense. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on March 31, 2019 were to occur, this change would have resulted in a foreign currency impact to our pre-tax income (losses) of approximately $9.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, we have concluded, as of such date, that our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Following the public announcement of Sanofi's election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of our officers and directors. In general, the complaints allege that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court ruled in October 2017 that U.S. law will apply to this case. The plaintiff appealed this ruling, and following an oral hearing before the Supreme Court of Israel, decided to withdraw his appeal. Subsequently, in November 2018, we filed a motion to dismiss the certification motion. At a case conference in February 2019, the court directed the parties to negotiate a procedure for determining whether the plaintiff can distinguish the claims in the Israeli litigation from those in a U.S. case against us based on the same events (which was dismissed by the U.S. district court for the Central District of California in August 2016). We will continue to vigorously defend against the claims advanced.

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

RISKS RELATED TO OUR BUSINESS

We will need to raise additional capital to fund our operations, and there is substantial doubt about our ability to continue as a going concern.*

This report includes disclosures stating that our existing cash resources and our accumulated stockholder’s deficit raise substantial doubt about our ability to continue as a going concern. As of March 31, 2019, we had cash and cash equivalents of $34.5 million and a stockholders’ deficit of $188.0 million. We will need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities, including the commercialization of Afrezza and the development of our product candidates, and to avoid defaulting under the financial covenant in the Facility Agreement which requires us to maintain at least $25.0 million in cash and cash equivalents as of the last day of each fiscal quarter. It may be difficult for us to raise additional funds on favorable terms, or at all. The extent of our additional funding requirements will depend on a number of factors, including:

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

Although Afrezza has been approved in the United States by the FDA for glycemic control in adult patients with diabetes, we have not yet obtained approval in any other jurisdiction. In order to market Afrezza outside of the United States, we must obtain regulatory approval in each applicable foreign jurisdiction, and we may never be able to obtain such approvals. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical products outside the United States are subject to extensive regulation by foreign regulatory authorities, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for Afrezza, and we have not yet identified all of the requirements that we will need to satisfy to submit Afrezza for approval for other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support the NDA for Afrezza.

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

We have a history of operating losses, we expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

We are not currently profitable and have rarely generated positive net cash flow from operations. As of March 31, 2019, we had an accumulated deficit of $3.0 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill, inventory and property, plant and equipment, and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of Afrezza. In addition, under the amended Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin through 2024. As of March 31, 2019, there was €84.1 million remaining in aggregate purchase commitments under this agreement. We may not have the necessary capital resources on hand in order to service this contractual commitment.

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

We have a substantial amount of debt, and we may be unable to make required payments of interest and principal as they become due.*

As of March 31, 2019, we had $101.7 million principal amount of outstanding debt, exclusive of $8.0 million accrued interest owed to the related party that will be paid-in-kind, consisting of:

•

$18.7 million principal amount of senior convertible notes bearing interest at 5.75% per annum, with interest payable in cash semiannually in arrears on February 15 and August 15 of each year, and maturing on October 23, 2021;

•

$9.0 million principal amount of 2019 notes due and payable in July 2019 and bearing interest at 9.75% per annum. Interest is payable in cash quarterly in arrears on the last business day of each calendar quarter;

•

$2.5 million principal amount of Tranche B notes due and payable in May 2019 and bearing interest at 8.75% per annum. Interest is payable in cash quarterly in arrears on the last business day of each calendar quarter; and

•

$71.5 million principal amount of indebtedness under the Mann Group Loan Arrangement bearing interest at a fixed rate of 5.84% per annum compounded quarterly and maturing on July 1, 2021, all of which is convertible at a conversion price per share of $4.00. Interest is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, except that interest payments are subject to deferral under a subordination agreement with Deerfield until our payment obligations to Deerfield have been satisfied in full.

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the terms of our indebtedness when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the senior convertible notes, or certain Major Transactions as defined in the Facility Agreement, the holders of the respective debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the senior convertible notes, 2019 notes, or Tranche B notes, or if we fail to repay or repurchase the senior convertible notes, 2019 notes, Tranche B notes, or the loans under The Mann Group Loan Arrangement when required, we will be in default under the instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

The agreements governing our indebtedness contain covenants that we may not be able to meet and place restrictions on our operating and financial flexibility.*

Our obligations under the Facility Agreement and the Milestone Agreement are secured by substantially all of our assets, including our intellectual property, accounts receivables, equipment, general intangibles, inventory (excluding insulin inventory) and investment property, and all of the proceeds and products of the foregoing. The Facility Agreement includes customary representations, warranties and covenants by us, including restrictions on our ability to incur additional indebtedness, grant certain liens, engage in certain mergers and acquisitions, make certain distributions and make certain voluntary prepayments. Events of default under the Facility Agreement include: our failure to timely make payments due under the Facility Financing Obligation; inaccuracies in our representations and warranties to Deerfield; our failure to comply with any of our covenants under any of the Facility Agreement, Milestone Agreement or certain other related security agreements and documents entered into in connection with the Facility Agreement, subject to a cure period with respect to most covenants; our insolvency or the occurrence of certain bankruptcy-related events; certain judgments against us; the suspension, cancellation or revocation of governmental authorizations that are reasonably expected to have a material adverse effect on our business; the acceleration of a specified amount of our indebtedness; our cash and cash equivalents falling below $25.0 million as of the end of each fiscal quarter. There have been no events of default under the Facility Financing Obligation. If we fail to timely pay accrued interest under The Mann Group Loan Arrangement when required, we will be in default under The Mann Group Loan Arrangement. If one or more events of default under the Facility Agreement occurs and continues beyond any applicable cure period, the holders of the Facility Financing Obligation may declare all or any portion of the Facility Financing Obligation to be immediately due and payable. The Milestone Agreement includes customary representations and warranties and covenants by us, including restrictions on transfers of intellectual property related to Afrezza. The milestones are subject to acceleration in the event we transfer our intellectual property related to Afrezza in violation of the terms of the Milestone Agreement.

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

If third-party payors do not cover Afrezza or any of our product candidates for which we receive regulatory approval, Afrezza or such product candidates might not be prescribed, used or purchased, which would adversely affect our revenues.*

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payors to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets the pricing of prescription pharmaceuticals is subject to governmental control. In the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. In addition, on January 31, 2019, the United States Department of Health and Human Services Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drugs products to consumers which among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. Although a number of these, and other proposed measures will require additional authorization to become effective, Congress and the Trump administration have stated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that there will continue to be a number of federal and state proposals to implement similar and/or additional governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private third-party payors  may take in response to any drug pricing and reimbursement reform proposals or legislation. Such reforms may limit our ability to generate revenues from sales of Afrezza or other products that we may develop in the future and achieve profitability. Further, to the extent that such reforms have a material adverse effect on the business, financial condition and profitability of any future marketing partner for Afrezza, and companies that are prospective collaborators for our product candidates, our ability to commercialize Afrezza and our product candidates under development may be adversely affected.

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

Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to judicial and congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017 (“Tax Act”) includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. In July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and our business.

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

•

California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States.  Known as the California Consumer Privacy Act (“CCPA”), it will create new individual privacy rights for consumers (as that word is broadly defined in the law) and place increased privacy and security obligations on entities handling personal data of consumers or households. When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data;

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

•

State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state laws that require drug manufacturers to report information related to payments and other transfer of value to physicians and other healthcare providers and entities, marketing expenditures or drug pricing.

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. To the extent that Afrezza or any of our product candidates that receives marketing approval is ultimately sold in a foreign country, we may be subject to similar foreign laws and regulations. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from U.S. federal or state healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

Changes or modifications in financial accounting standards, including those related to revenue recognition, may harm our results of operations.*

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

Our ability to use net operating losses to offset future taxable income may be subject to limitations.*

As of December 31, 2018 we had federal and state net operating loss carryforwards of $2.1 billion and $2.4 billion, respectively, which we assess annually. The federal and state net operating loss carryforwards have begun to expire. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of our initial public offering, an ownership change within the meaning of Section 382 occurred in August 2004. As a result, federal net operating loss and credit carry forwards of approximately $216.0 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years. We have completed a Section 382 analysis beginning from the date of our initial public offering through to the end of the previous tax year regarding whether additional limitations may be placed on the net operating loss carryforwards and other tax attributes, and no additional changes in ownership that met Section 382 study ownership change threshold has been identified through December 31, 2018. There is a risk that changes in ownership can and may occur in tax years after December 31, 2018. If a change in ownership were to occur, net operating loss carryforwards and other tax attributes could be further limited or restricted. If an ownership change were to occur and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Following the public announcement of Sanofi's election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of our officers and directors. In general, the complaints allege that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court ruled in October 2017 that U.S. law will apply to this case. The plaintiff has appealed this ruling, and following an oral hearing before the Supreme Court of Israel, has decided to withdraw his appeal. Subsequently, in November 2018, we filed a motion to dismiss the certification motion. At a case conference in February 2019, the court directed the parties to negotiate a procedure for determining whether the plaintiff can distinguish the claims in the Israeli litigation from those in a U.S. case against us based on the same events (which was dismissed by the U.S. district court for the Central District of California in August 2016). We will continue to vigorously defend against the claims advanced. If we are not successful in our defense, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if such claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

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

We are required to comply with FDA regulations concerning the advertising and promotion of Afrezza.  Failure to comply with these regulations can result in the receipt of warning letters and further liability if off-label promotion is involved. For example, in October 2018, we received a warning letter from the FDA’s Office of Prescription Drug Promotion (“OPDP”) related to a particular post on our Afrezza Facebook page. The warning letter stated that the post in question failed to adequately disclose the risks associated with the use of Afrezza. As a result, we initially inactivated all Afrezza social media accounts (including Facebook, Instagram and Twitter) then, after consultation with OPDP, placed a corrective post on Facebook and Instagram.

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

Our stock price is volatile and may affect the market price of our common stock and other securities.*

Between January 1, 2016 and March 31, 2019, our closing stock price as reported on The Nasdaq Global Market has ranged from $0.71 to $10.80, adjusted for the 1-for-5 reverse stock split that occurred during this period. The trading price of our common stock is likely to continue to be volatile. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue.

The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:

•	our ability to obtain marketing approval for Afrezza outside of the United States and to find collaboration partners for the commercialization of Afrezza in foreign jurisdictions;

•	our future estimates of Afrezza sales, prescriptions or other operating metrics;

•	our ability to successfully commercialize other products (in addition to Afrezza) based on our Technosphere drug delivery platform;

•	the progress of preclinical and clinical studies of our product candidates and of post-approval studies of Afrezza required by the FDA;

•	the results of preclinical and clinical studies of our product candidates;

•	general economic, political or stock market conditions, especially for emerging growth and pharmaceutical market sectors;

•	legislative developments;

•	changes in the structure of the healthcare payment systems;

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

The future sale of our common stock or the exchange or conversion of our convertible debt into, or exercise of our outstanding warrants for, common stock could negatively affect the market price of our common stock and other securities.*

As of April 15, 2019, we had 187,782,578 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise the issuance of additional shares of our common stock upon the exchange or conversion of some or all of our senior convertible notes or notes payable to related party or upon issuance of our outstanding warrants, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

4.13

Fifth Amendment to Facility Agreement, dated January 15, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P., and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on January 19, 2018.

Exhibit Number	Description of Document

4.14

Exchange and Sixth Amendment to Facility Agreement, dated January 18, 2018 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P., and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on January 19, 2018.

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

5.1	Opinion of Cooley LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Dated: May 7, 2019	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ STEVEN B. BINDER
Steven B. Binder
Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)