Form 10-Q
period 2019-06-30
MANNKIND CORP
filed 2019-08-07
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number: 000-50865

MannKind Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3607736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30930 Russell Ranch Road, Suite 300 Westlake Village, California	91362
(Address of principal executive offices)	(Zip Code)

(818) 661-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MNKD	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of July 16, 2019, there were 189,616,126 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2019

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$7,968	$71,157
Restricted cash	5,316	527
Short-term investments	24,909	—
Accounts receivable, net	4,974	4,017
Inventory	3,963	3,597
Prepaid expenses and other current assets	2,704	2,556
Total current assets	49,834	81,854
Property and equipment, net	27,146	25,602
Right-of-use and other assets	4,815	249
Total assets	$81,795	$107,705

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$7,533	$5,379
Accrued expenses and other current liabilities	16,452	15,022
Facility financing obligation	8,974	11,298
Deferred revenue - current	32,370	36,885
Recognized loss on purchase commitments - current	11,649	6,657
Total current liabilities	76,978	75,241
Senior convertible notes	19,031	19,099
Note payable to related party	71,981	72,089
Accrued interest - note payable to related party	9,132	6,835
Recognized loss on purchase commitments - long term	81,978	91,642
Deferred revenue - long term	8,399	10,680
Milestone rights liability	7,201	7,201
Operating lease liabilities	3,094	—
Total liabilities	277,794	282,787
Commitments and contingencies
Stockholders' deficit:
Common stock, $0.01 par value - 280,000,000 shares authorized, 189,447,055 and 187,029,967 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,894	1,870
Additional paid-in capital	2,769,396	2,763,067
Accumulated other comprehensive loss	(19)	(19)
Accumulated deficit	(2,967,270)	(2,940,000)
Total stockholders' deficit	(195,999)	(175,082)
Total liabilities and stockholders' deficit	$81,795	$107,705

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Net revenue - commercial product sales	$6,065	$3,753	$11,141	$7,155
Revenue - collaborations and services	8,937	87	21,309	150
Revenue - other	—	53	—	53
Total revenues	15,002	3,893	32,450	7,358
Expenses:
Cost of goods sold	4,327	5,095	8,347	9,103
Cost of revenue - collaborations and services	2,139	—	3,676	—
Research and development	1,632	2,967	3,299	5,611
Selling, general and administrative	16,609	21,731	42,282	42,349
(Gain) loss on foreign currency translation	1,247	(5,363)	(688)	(2,379)
Total expenses	25,954	24,430	56,916	54,684
Loss from operations	(10,952)	(20,537)	(24,466)	(47,326)
Other (expense) income:
Interest income	255	55	573	161
Interest expense on notes	(564)	(1,709)	(1,157)	(3,503)
Interest expense on note payable to related party	(1,109)	(1,046)	(2,189)	(2,160)
Gain (loss) on extinguishment of debt	—	772	—	(53)
Other income (expense)	(17)	30	(31)	61
Total other expense	(1,435)	(1,898)	(2,804)	(5,494)
Loss before provision for income taxes	(12,387)	(22,435)	(27,270)	(52,820)
Provision for income taxes	—	(240)	—	(240)
Net loss	$(12,387)	$(22,675)	$(27,270)	$(53,060)
Net loss per share - basic and diluted	$(0.07)	$(0.16)	$(0.15)	$(0.41)
Shares used to compute basic and diluted net loss per share	188,054	140,054	187,744	130,535

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(12,387)	$(22,675)	$(27,270)	$(53,060)
Other comprehensive income (loss):
Cumulative translation loss	—	$(3)	—	—
Comprehensive loss	$(12,387)	$(22,678)	$(27,270)	$(53,060)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
BALANCE, JANUARY 1, 2018	119,053	$1,191	$2,638,992	$(18)	$(2,854,898)	$(214,733)
Adjustment to adopt ASU 2016-09	—		—	—	1,873	1,873
Issuance of common shares from the release of restricted stock units	60	1	(82)	—	—	(81)
Issuance of common shares under Employee Stock Purchase Plan	137	1	—	—	—	1
Stock-based compensation expense	—	—	1,943	—	—	1,943
Issuance of shares pursuant to conversion of Facility Financing Obligation	3,549	35	9,372	—	—	9,407
Issuance of shares pursuant to conversion of Related Party Notes	3,000	30	8,130	—	—	8,160
Cumulative translation gain	—	—	—	3	—	3
Amortization of shelf fees	—	—	(5)	—	—	(5)
Issuance of at-the-market placement	214	2	632	—	—	634
Issuance costs associated with at-the-market placement	—	—	(25)	—	—	(25)
Net loss	—	—	—	—	(30,385)	(30,385)
BALANCE, MARCH 31, 2018	126,013	$1,260	$2,658,957	$(15)	$(2,883,410)	$(223,208)

Issuance of common shares from the release of restricted stock units	108	$1	$(105)	$—	$—	$(104)
Exercise of Stock Options	3		2			2
Stock-based compensation expense	—	—	2,209	—	—	2,209
Issuance of shares pursuant to conversion of Facility Financing Obligation	3,061	31	5,969	—	—	6,000
Issuance of shares pursuant to conversion of Senior Convertible Notes	2,250	22	4,420	—	—	4,442
Cumulative translation loss	—	—	—	(3)	—	(3)
Amortization of shelf fees	—	—	(7)	—	—	(7)
Issuance of shares under Market Price Stock Purchase Plan	184	2	333	—	—	335
Issuance of direct placement — common stock		—	27,860	—	—	27,860
Issuance costs associated with direct placement	14,000	140	(1,610)			(1,470)
Net loss	—	—	—	—	(22,675)	(22,675)
BALANCE, JUNE 30, 2018	145,619	$1,456	$2,698,028	$(18)	$(2,906,085)	$(206,619)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
BALANCE, JANUARY 1, 2019	187,030	$1,870	$2,763,067	$(19)	$(2,940,000)	$(175,082)
Exercise of stock options	3	—	3	—	—	3
Issuance of common shares from the release of restricted stock units	63	1	(2)	—	—	(1)
Issuance of common shares under Employee Stock Purchase Plan	296	3	314	—	—	317
Stock-based compensation expense	—	—	1,104	—	—	1,104
Issuance of shares pursuant to conversion of Senior Convertible Notes	386	4	534	—	—	538
Net loss	—	—	—	—	(14,883)	(14,883)
BALANCE, MARCH 31, 2019	187,778	$1,878	$2,765,020	$(19)	$(2,954,883)	$(188,004)

Exercise of stock options	14	—	$15	—	—	$15
Issuance of common shares from the release of restricted stock units	87	1	(1)	—	—	—
Stock-based compensation expense	—	—	2,568	—	—	2,568
Issuance of at-the-market placement	1,568	15	1,835	—	—	1,850
Issuance costs associated with at-the-market placement	—	—	(41)	—	—	(41)
Net loss	—	—	—	—	(12,387)	(12,387)
BALANCE, JUNE 30, 2019	189,447	$1,894	$2,769,396	$(19)	$(2,967,270)	$(195,999)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,270)	$(53,060)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	739	1,459
Amortization of right-of-use assets	618	—
Stock-based compensation expense	3,672	4,152
Loss on extinguishment of debt	—	53
(Gain) Loss on foreign currency translation	(688)	(2,379)
Interest on note payable to related party	2,297	2,219
Write-off of inventory	—	779
Other, net	—	106
Changes in operating assets and liabilities:
Accounts receivable, net	(957)	(170)
Inventory	(366)	(1,798)
Prepaid expenses and other current assets	(150)	440
Right-of-use and other assets	(356)	79
Accounts payable	2,154	2,253
Accrued expenses and other current liabilities	460	818
Deferred revenue	(6,795)	2,049
Recognized loss on purchase commitments	(3,984)	(5,800)
Operating lease payments	(699)	—
Net cash used in operating activities	(31,325)	(48,800)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,493)	—
Purchase of short-term investments	(24,909)	—
Net cash used in investing activities	(26,402)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	18	—
Proceeds from direct placement of common stock	—	28,000
Issuance cost associated with direct placement	—	(1,610)
Principal payments on facility financing obligation	(2,500)	—
Payment of employment taxes related to vested restricted stock units	—	(184)
Proceeds from issuance of common stock pursuant to at-the-market issuance	1,850	634
Issuance cost of at-the-market transactions	(41)	(25)
Proceeds from executive stock purchase plan	—	335
Net cash (used) provided by financing activities	(673)	27,150
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(58,400)	(21,650)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	71,684	48,355
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$13,284	$26,705
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash, net of amounts capitalized	$—	$1,860
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payment of note obligations through common stock issuance	$—	$20,405
Payment of note payable to related party through common stock issuance	$—	$8,160
Accrued but unpaid debt issuance costs	$—	$156
Payment of interest on senior convertible notes through common stock issuance	$538	$—
Property and equipment in progress in accounts payable	$790	$—
Common stock issuance to settle employee stock purchase plan liability	$317	—
Addition of right-of-use assets upon adoption of new lease guidance	$5,192	$—

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2019 may not be indicative of the results that may be expected for the full year.

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

Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is not currently profitable and has rarely generated positive net cash flow from operations. As of June 30, 2019, the Company had an accumulated deficit of $3.0 billion.

At June 30, 2019, the Company’s capital resources consisted of cash and cash equivalents and restricted cash of $13.3 million and short-term investments of $24.9 million. The Company expects to continue to incur significant expenditures to support commercial manufacturing, sales and marketing of Afrezza, collaboration work and the development of product candidates in the Company’s pipeline. The facility agreement (as amended, the “Facility Agreement” or “Facility Financing Obligation”) with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) that resulted in the issuance of 9.75% Senior Convertible Notes due 2019 (“2019 notes”) (see Note 7 — Borrowings) as well as 8.75% Senior Convertible Notes (holder “Bruce & Co.”) due 2019 (“Tranche B notes”) which were repaid in full as of May 2019, requires the Company to maintain at least $25.0 million in cash and cash equivalents, including short-term investments, as of the end of each fiscal quarter after December 31, 2018.

At June 30, 2019, the Company had $99.2 million principal amount of outstanding borrowings. The Company has entered into certain transactions related to these borrowings that are more fully described in Note 6 — Related-Party Arrangements, and Note 7 – Borrowings.

The Company’s currently available cash and financing sources will not be sufficient to continue to meet its current and anticipated cash requirements within one year from the date these financial statements are issued. The Company plans to raise additional capital through a sale of equity or debt securities, strategic business collaboration agreements with other companies, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to continue the development and commercialization of Afrezza and other product candidates and to support its other ongoing activities. The Company cannot provide assurances that such additional capital will be available on acceptable terms or at all. Successful completion of these plans is dependent on factors outside of the Company’s control. As such, management cannot be certain that such plans will be effectively implemented within one year after the date that the financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Free Goods Program – From time to time, the Company offers programs to potential new patients that allow them to obtain free goods (prescription fills) from a pharmacy. On a net basis, it is not probable that the Company will receive the consideration from these products. Therefore, the Company excludes such amounts from both gross and net revenue. The cost of product associated with the free goods program is included in the cost of goods sold.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analyses also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of June 30, 2019 and, therefore, the transaction price was not reduced further during the six months ended June 30, 2019. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net revenue – commercial product sales and earnings in the period such variances become known.

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

Product Returns — Consistent with industry practice, the Company generally offers Customers a right of return for unopened product that has been purchased from the Company for a period beginning six months prior to and ending 12 months after its expiration date, which lapses upon shipment to a patient. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to accounts receivable, net. The Company currently estimates product returns using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company’s current return reserve rate is estimated to be in the single-digits.

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

Revenue Recognition – Revenue – Collaborations and Services— The Company enters into licensing or research agreements under which the Company licenses certain rights to its product candidates to third parties or conducting research services to third parties. The terms of these arrangements may include, but are not limited to payment to the Company of one or more of the following:  nonrefundable, up-front license fees; development, regulatory, and commercial milestone payments; payments for manufacturing commercial and clinical supply services the Company provides; and royalties on net sales of licensed products and sublicenses of the rights. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment such as determining the performance obligation in the contract and determining the stand-alone selling price for each performance obligation identified in the contract. If an arrangement has multiple performance obligations, the allocation of the transaction price is determined from observable market inputs, and the Company uses key assumptions to determine the stand-alone selling price, which may include development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. Revenue is recognized based on the measurement of progress as the performance obligation is satisfied and consideration received that does not meet the requirements to satisfy the revenue recognition criteria is recorded as deferred revenue. Current deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that the Company expects will not be recognized within the next 12 months are classified as long-term deferred revenue. For further information see Note 8 — Collaborations and Licensing Arrangements.

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

Cost of Goods Sold — Cost of goods sold includes material, labor costs and manufacturing overhead. Cost of goods sold also includes a significant component of current period manufacturing costs in excess of costs capitalized into inventory (excess capacity costs).  These costs, in addition to the impact of the annual revaluation of inventory to standard costs, and write-offs of inventory are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. The cost of goods sold also excludes the write-off of the cost of insulin held in inventory at the end of 2015.

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

Short-term Investments —The Company’s short-term investments consist of U.S. Treasury securities stated at amortized cost which the Company intends to hold until maturity. Those with maturities less than 12 months are included in short-term investments and any investments with maturities in excess of twelve months are included in long-term investments in our condensed consolidated balance sheets. The Company did not record any material gains or losses on these securities during the six months ended June 30, 2019.

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

The Company analyzes its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company performs an assessment of projected sales and evaluates the lower of cost or net realizable value and the potential excess inventory on hand at the end of each reporting period.

Recognized Loss on Purchase Commitments — The Company assesses whether losses on long term purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for the future purchases are recognized unless recoverable. When making the assessment, the Company also considers whether it is able to renegotiate with its vendors. The recognized loss on purchase commitments is reduced as inventory items are received. If, subsequent to an accrual, a purchase commitment is successfully renegotiated, the gain is recognized in the Company’s condensed consolidated statement of operations. The liability balance of the recognized loss on insulin purchase commitments is $93.6 million as of June 30, 2019. No new contracts were identified in 2019 or 2018 that required a new loss on purchase commitment accrual.

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

The computation of basic and diluted net loss per share for the six months ended June 30, 2019 and 2018 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion, as the Company is in a net loss position, would be anti-dilutive:

	Six months ended June 30,
	2019	2018
Vesting of restricted stock units	1,166,006	1,219,419
Conversion of convertible notes into common stock	3,629,627	14,154,500
Conversion of convertible related party notes into common stock	21,909,541	21,909,541
Exercise of common stock warrants	31,856	31,856
Employee stock purchase plan	367,792	248,067
Exercise of common stock options	15,512,639	11,368,356
Exercise of warrants associated with public offering	26,666,667	—
Exercise of warrants associated with direct placement	—	14,000,000
	69,284,128	62,931,739

Leases —The Company adopted Accounting Standards Codification (“ASC”) Topic 842 – Leases (“the new lease guidance”) on January 1, 2019. Under Topic 842, the Company is required to recognize the assets and liabilities that arise from most operating leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements.

Upon adoption of the new lease guidance, the Company recognized a lease liability to make lease payments and a right-of-use-asset representing its right to use the underlying asset for the applicable lease term using the optional transition method. In doing so, the Company elected the package of three practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company also elected the practical expedient that permits not separating lease and non-lease components for all classes of underlying assets. For short-term leases, the Company has elected not to apply the recognition requirements of this guidance. The Company did not elect to use the hindsight practical expedient.

Upon the adoption as of January 1, 2019, the impact on total assets and total liabilities was an increase of $5.2 million. The standard did not materially impact net earnings and had no net impact on cash flow. See Note 11 — Commitments and Contingencies for further information related to leases.

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

2. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable, gross	$6,059	$5,198
Wholesaler distribution fees and prompt pay discounts	(716)	(868)
Reserve for returns	(369)	(313)
Accounts receivable, net	$4,974	$4,017

As of June 30, 2019 and December 31, 2018, the allowance for doubtful accounts was de minimis. As of June 30, 2019 and December 31, 2018, the Company had three wholesale distributors representing approximately 97% and 89% of gross accounts receivable, respectively.

3. Inventories

Inventories consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$1,140	$1,337
Work-in-process	1,333	1,605
Finished goods	1,490	655
Total inventory	$3,963	$3,597

Work-in-process and finished goods as of June 30, 2019 and December 31, 2018 include conversion costs but not insulin cost because the insulin used in its production was previously written off in 2015. The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value.

The Company performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand at June 30, 2019.  Inventory that was forecasted to become obsolete due to expiration is recorded in costs of goods sold in the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2019, there was no inventory write-off. For the three and six months ended June 30, 2018, the Company recorded a $0.2 million and $0.8 million charge, respectively, to write-off inventory that may expire prior to being sold which was recorded as cost of goods sold.

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated Useful
	Life (Years)	June 30, 2019	December 31, 2018
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	34,967	34,967
Machinery and equipment	3-15	61,217	61,217
Furniture, fixtures and office equipment	5-10	2,954	2,954
Computer equipment and software	3	8,355	8,355
Construction in progress	—	2,625	342
Total property and equipment, gross		128,382	126,099
Less accumulated depreciation		(101,236)	(100,497)
Total property and equipment, net		$27,146	$25,602

Depreciation expense related to property and equipment for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation Expense	$371	$445	$739	$886

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	June 30, 2019	December 31, 2018
Salary and related expenses	$7,223	$8,110
Current portion of milestone rights liability	1,643	1,643
Professional fees	711	741
Discounts and allowances for commercial product sales	2,819	2,656
Sales and marketing services	321	88
Accrued interest	733	492
Deferred lease liability	1,432	257
Other	1,570	1,035
Total accrued expenses and other current liabilities	$16,452	$15,022

6. Related-Party Arrangements

	June 30, 2019	December 31, 2018
Principal amount	$71,506	$71,506
Unamortized premium	520	639
Unaccreted debt issuance costs	(45)	(56)
Net carrying amount	$71,981	$72,089

(See also Note 13 — Subsequent Events) In October 2007, the Company entered into a loan agreement (the “Mann Group Loan Arrangement”) with The Mann Group LLC (“The Mann Group”), which has been amended from time to time. On March 11, 2018, the Company amended and restated the Mann Group Loan Arrangement to, among other things, (i) reflect the current outstanding principal balance of the existing loan of $71.5 million, after giving effect to the partial cancelation of principal in exchange for shares of the Company’s common stock described below; (ii) extend the maturity date of the loan to July 1, 2021; (iii) for periods beginning after April 1, 2018 require interest to compound quarterly; and (iv) permit the principal and any accrued and unpaid interest under the Mann Group Loan Arrangement to be converted, at the option of The Mann Group, at any time on or prior to close of business on the business day immediately preceding the stated maturity date, into shares of the Company’s common stock. The conversion rate of 250 shares per $1,000 principal amount of the Note, which is equal to $4.00 per share subject to adjustment under certain circumstances as described in the Mann Group Loan Arrangement.

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

Interest, at a fixed rate of 5.84%, is due and payable quarterly in arrears on the first day of each calendar quarter for the preceding quarter, or at such other time as the Company and The Mann Group mutually agree. Under the agreement, accrued and unpaid interest may be capitalized and paid-in-kind. The Mann Group can require the Company to prepay up to $200.0 million in advances that have been outstanding for at least 12 months, less approximately $105.0 million aggregate principal amount that has been cancelled in connection with three common stock purchase agreements. If The Mann Group exercises this right, the Company will have 90 days after The Mann Group provides written notice, or the number of days to maturity of the note if less than 90 days, to prepay such advances. However, pursuant to a letter agreement entered into on August 2010, The Mann Group has agreed to not require the Company to prepay amounts outstanding under the amended and restated promissory note if the prepayment would require the Company to use its working capital resources. In addition, The Mann Group entered into a subordination agreement with Deerfield pursuant to which The Mann Group agreed with Deerfield not to demand or accept any payment under the Mann Group Loan Arrangement until the Company’s payment obligations to Deerfield under the Facility Agreement have been satisfied in full. Subject to the foregoing, in the event of a default under The Mann Group Loan Arrangement, all unpaid principal and interest either becomes immediately due and payable or may be accelerated at The Mann Group’s option, and the interest rate will increase to the one-year LIBOR calculated on the date of the initial advance or in effect on the date of default, whichever is greater, plus 5% per annum. All borrowings under the Mann Group Loan Arrangement are unsecured. The Mann Group Loan Arrangement contains no financial covenants.

As of June 30, 2019 and December 31, 2018, the Company had accrued unpaid interest related to the above note of $9.1 million and $6.8 million, respectively. As of June 30, 2019 there were no additional amounts available for future borrowings. Interest expense (excluding the amortization of debt premium and debt issuance costs) for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense on note payable to related party (excluding amortization of debt premium and debt issuance costs)	$1,109	$1,040	$2,189	$2,160

Amortization of the premium and accretion of debt issuance costs related to the related party notes for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization of debt premium	$61	$57	$120	$67
Accretion expense - debt issuance cost	$6	$6	$11	$8

The Company has entered into indemnification agreements with each of its directors and executive officers, in addition to the indemnification provided for in its amended and restated certificate of incorporation and amended and restated bylaws (see Note 11 —Commitments and Contingencies).

7. Borrowings

Carrying amount of borrowings consist of the following, exclusive of $9.1 million accrued interest owed to the related party that will be capitalized and paid-in-kind (in thousands):

	June 30, 2019	December 31, 2018
Facility financing obligation	$8,974	$11,298
Senior convertible notes	19,031	19,099
Note payable to related party	71,981	72,089

Total debt - net carrying amount	$99,986	$102,486

These borrowings are further described below:

Facility Financing Obligation – On July 1, 2013, the Company entered into the Facility Agreement, which permitted it to borrow $160.0 million through the issuance of the 2019 notes, $100.0 million of which were converted into shares of the Company’s common stock during 2013 and 2014.  The Company and Deerfield amended the Facility Agreement in 2014 to permit the Company to borrow an additional $20.0 million through the issuance of Tranche B notes.  The remaining $80.0 million in principal amount that was not converted during 2013 and 2014 ($60.0 million in 2019 notes and $20.0 million in Tranche B notes) is subject to a repayment schedule that began in July 2016 and will end in August 2019. As of June 30, 2019, the Facility Financing Obligation consisted of $9.0 million principal amount and $0.2 million unamortized issuance cost. The table below summarizes all principal payments since July 2016, indicating whether the amount was settled in cash or in exchange for the issuance of shares of the Company’s common stock:

Date	2019 notes	Tranche B notes
July 2016	$5.0 million (cash)
April 2017	$5.0 million (equity exchange)	$4.0 million (cash) $1.0 million (equity exchange)
June 2017	$5.0 million (equity exchange)
November 2017	$5.6 million (equity exchange)
January 2018	$3.2 million (equity exchange)
March 2018	$1.3 million (equity exchange)	$5.0 million (equity exchange)
June 2018	$3.0 million (equity exchange)	$3.0 million (equity exchange)
July 2018	$2.0 million (cash) $10.0 million (equity exchange)	$2.0 million (equity exchange)
September 2018	$8.0 million (equity exchange)	$2.5 million (equity exchange)
October 2018	$3.0 million (cash)
May 2019		$2.5 million (cash)
July 2019	$2.4 million (cash)
$1.6 million (equity exchange)

The Facility Agreement includes customary representations, warranties and covenants, including a restriction on the incurrence of additional indebtedness.  On July 18, 2019, outstanding 2019 notes in the principal amount of $4.0 million were repaid. The Facility Agreement also required the Company to deposit $5.0 million in an escrow account, which is classified as restricted cash in the condensed consolidated balance sheets as of June 30, 2019, until August 31, 2019. See Note 13 – Subsequent Events. As discussed in Note 1 – Description of Business and Summary of Significant Accounting Policies, the Company will need to raise additional capital to support its current operating plans.

Accretion of debt issuance cost and debt discount during the three and six months ended June 30, 2019 and 2018, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization of debt discount	$69	$385	$141	$698
Accretion expense - debt issuance cost	$21	$10	35	$17

Milestone Rights — On July 1, 2013, in conjunction with the execution of the Facility Agreement, the Company issued to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÀRL, (the “Milestone Purchasers”) certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $75.0 million of which remains payable upon achievement of such milestones (the “Milestone Rights”).

As of June 30, 2019 and December 31, 2018, the remaining Milestone Rights liability balance was $8.9 million which is based on initial fair value estimates calculated using the income approach and reduced by milestone achievement payments made. The Company currently estimates that it will reach the next milestone in the third quarter of 2019, at which point the Company will be required to make a $5.0 million payment in the following quarter. The carrying value of the Milestone Rights liability related to this $5.0 million payment is $1.6 million, which represents the fair value related to this payment that was determined in 2013 (the most recent measurement date). Accordingly, $1.6 million in value related to the next milestone payment was recorded in accrued expenses and other current liabilities as of June 30, 2019 and December 31, 2018, resulting in $7.2 million being recorded in Milestone Rights liability, which is non-current, in the accompanying condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.

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

Embedded Derivatives — The Company identified and evaluated a number of embedded features in the notes issued under the Facility Agreement to determine if they represented embedded derivatives that are required to be separated from the notes and accounted for as freestanding instruments. The Company analyzed the Tranche B notes and identified embedded derivatives which required separate accounting. All of the embedded derivatives were determined to have a de minimis value as of December 31, 2018 and no value as of June 30, 2019 due to the repayment of the Tranche B notes in full in May 2019.

Senior Convertible Note — (See also Note 13 – Subsequent Events) In October 2017, the Company entered into exchange agreements with the holders of the Company’s 5.75% Senior Convertible Notes due 2018 (the “2018 notes”), pursuant to which the Company agreed to exchange all of the outstanding 2018 notes in the aggregate principal amount of $27.7 million for (i) new 5.75% $23.7 million aggregate principal amount of Senior Convertible notes due 2021 (the “2021” notes or “senior convertible note”) and (ii) an aggregate of 973,236 shares of its common stock. In addition, the conversion rate was adjusted from $34 per share to $5.15 per share. The senior convertible notes were issued at the closing of the exchange on October 23, 2017. The Company analyzed this exchange and concluded that the exchange represents an extinguishment of the 2018 notes and recorded a $0.8 million loss on extinguishment of debt during the last quarter of fiscal year 2017. In addition, unamortized debt issuance costs of $0.3 million and unamortized debt premium of $0.2 million were also written-off during the last quarter of fiscal year 2017.

In May 2018, the Company entered into a privately-negotiated exchange agreement (the “Exchange Agreement”) with certain holders of its senior convertible notes, pursuant to which the Company agreed to issue 2,250,000 shares of its common stock in exchange for the cancellation of $5.0 million principal amount of the senior convertible notes and unpaid accrued interest thereon. The exchange price for these exchange shares was $2.2567 per share.  The exchange was completed on May 31, 2018. As a result, the Company recognized approximately $0.8 million as extinguishment gain which was calculated based on the difference between the reacquisition price and the net carrying amount of the payment on the debt.

As of June 30, 2019 and December 31, 2018, there was $18.7 million principal amount of senior convertible notes outstanding. The senior convertible notes are the Company’s general, unsecured, senior obligations, except that they are subordinated in right of payment to the Facility Financing Obligation. The senior convertible notes rank equally in right of payment with the Company’s other unsecured senior debt. The senior convertible notes bear interest at the rate of 5.75% per year on the principal amount, payable semiannually in arrears in cash or, at the option of the Company — subject to certain conditions and limitations — in shares of the Company’s common stock (the “Interest Shares”), on February 15 and August 15. Accrued interest related to these notes is recorded in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

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

Amortization of the premium and accretion of debt issuance costs related to the 2021 notes for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization of debt premium	$36	$40	$72	$83
Accretion expense - debt issuance cost	2	$1	$4	$1

Refer to Note 6 – Related Party Arrangements for information regarding the Note payable to related party.

8. Collaborations and Licensing Arrangements

Revenue from collaborations and services for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three Months ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
UT License Agreement	$7,779	$—	$15,394	$—
UT Research Agreement	1,058	—	5,716	—
Receptor Collaboration and License Agreement	63	62	125	125
Cipla License and Distribution Agreement	37	25	74	25
	$8,937	$87	$21,309	$150

United Therapeutics License Agreement – In September 2018, the Company and United Therapeutics Corporation (“United Therapeutics” or “UT”) entered into an exclusive global license and collaboration agreement (the “UT License Agreement”) for the rights to the Company’s dry powder formulation of treprostinil and associated inhalation delivery devices. Under the UT License Agreement, UT will be responsible for global development, regulatory and commercial activities with respect to Treprostinil (internally designated “TreT”). The Company will manufacture clinical supplies and initial commercial supplies of TreT.

Under the terms of the UT License Agreement, the Company received an upfront payment of $45.0 million in October 2018 and a $12.5 million milestone payment on March 29, 2019. The Company may receive additional milestone payments of up to $37.5 million upon the achievement of specified development targets. The Company will also be entitled to receive low double-digit royalties on net sales of TreT. UT, at its option, may expand the scope of the products covered by the UT License Agreement to include products with certain other active ingredients for the treatment of pulmonary arterial hypertension. Each such optioned product would be subject to UT’s payment to the Company of up to $40.0 million in additional option exercise and development milestone payments, as well as a low double-digit royalty on net sales of any such product. The Company recognizes revenue on a ratable basis from October 2018 through December 2021 – the estimated date when its performance obligations for development activities under UT License Agreement will be substantially completed. During the three and six months ended June 30, 2019, the Company recognized $7.8 million and $15.4 million, respectively, as revenue - collaborations and services. The total deferred revenue consists of $40.8 million of which $32.4 million is current and $8.4 million is long term. Deferred revenue is classified as part of current or long-term liability in the accompanying condensed consolidated balance sheets based on the Company’s estimate of the portion of the performance obligation regarding that revenue will be completed within the next 12 months, and includes payments received as well as payments receivable.

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

The Company expects to complete the activities specified in the development plan and to achieve the remaining milestone events for total consideration of approximately $100.4 million, which includes an upfront payment, four milestone payments and various pass-through costs. Future commercial supply remains at UT’s option, is valued at a stand-alone selling price and is therefore not accounted for the current arrangement. The Company believes that this method best reflects the measure of progress toward complete satisfaction of the performance obligation.

United Therapeutics Research Agreement – In September 2018, the Company and UT also entered into a research agreement (“UT Research Agreement”) for the conduct of research and consulting services in connection with multiple potential products, including evaluating the feasibility of preparing a dry powder formulation of a compound for the treatment of pulmonary hypertension outside the scope of the UT License Agreement. In addition, UT, at its option, may obtain a license to develop, manufacture and commercialize products based on specified compounds within the drug classes covered by the UT Research Agreement. Each specified compound advanced into development and commercialization under such a license would be subject to the payment to the Company of additional milestone payments of up to $30.0 million and a low double-digit royalty on net sales of such products. The Company received an upfront payment of $10.0 million in September 2018.

At the inception of the UT Research Agreement, the Company identified two distinct performance obligations. The Company determined that the key deliverables of each performance obligation include (i) the development of a product prototype (including a technical feasibility report) and; (ii) engineering consulting services. Due to the separately identifiable nature of these obligations, the Company has determined that these deliverables represent two distinct performance obligations. The Company also determined that UT’s option to expand the scope to include specific drug classes covered by the agreement is not a material right, and thus, not a performance obligation at the onset of the agreement. The consideration for the option will be accounted for if and when it is exercised.

The Company allocated the total $10.0 million transaction price to its two distinct performance obligations based on available observable market inputs. A transaction price of $9.0 million was allocated to the product prototype and a transaction price of $1.0 million was allocated to engineering consulting services. The revenue for the product prototype is recognized using an output method (based on project milestones achieved and surveys of performance completed to date). The Company believes that this method best reflects the measure of progress toward complete satisfaction of the performance obligation. The revenue for the engineering consulting services is recognized using a ratable method until the obligation is satisfied and the Company believes that this method best reflects the measure of progress toward complete satisfaction of the performance obligation. During the three and six months ended June 30, 2019, the Company recognized $1.1 million and $5.7 million as revenue - collaborations and services, respectively. As of June 30, 2019 the deferred revenue balance was $0.5 million.

Receptor Collaboration and License Agreement — In 2016, the Company entered into a Collaboration and License Agreement (the “CLA”) with Receptor Life Sciences, Inc. (“Receptor”) pursuant to which Receptor subsequently acquired an exclusive license to develop, manufacture and commercialize products that use the Company’s technology to deliver certain compounds via oral inhalation in exchange for $1.3 million in signing fees and upfront license fees. Under the CLA, the Company may also receive nonrefundable milestone payments upon the completion of certain technology transfer activities and the achievement of specified sales targets as well as royalties upon Receptor’s and its sublicensees’ sale of products.

The $1.0 million license fee received in 2016 was recorded in deferred revenue from collaborations as of December 31, 2016 and is being recognized in net revenue — collaborations over four years, the estimated period over which the Company is required to satisfy the remaining performance obligations. The remaining performance obligations are to provide certain technology transfer activities. Deferred revenue related to this contract was $0.4 million at June 30, 2019 of which $0.3 million was recorded in current liabilities.

The additional payments referred to above represent variable consideration for which the Company has not recognized any revenue because it is uncertain that Receptor will be able to successfully develop, manufacture or sell product related to this license. Therefore, the receipt of such payments is highly susceptible to factors outside of the Company’s influence, the uncertainty regarding the receipt of these payments is not expected to be resolved for years, and the Company has limited experience with similar contracts. There was no change to the accounting for this contract as a result of the initial application of the new revenue guidance. See Note 1 – Description of Business and Summary of Significant Accounting Policies for additional information on the Company’s revenue recognition accounting policy

In 2017, the Company entered into a Manufacturing and Supply Agreement with Receptor pursuant to which the Company agreed to provide certain raw materials and certain additional research and formulation consulting services to Receptor. For the three and six months ended June 30, 2019 and 2018 the additional research and formulation services provided to Receptor were de minimis.

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

The nonrefundable licensing fee was recorded in deferred revenue and is being recognized in net revenue – collaborations over 15 years, representing the estimated period to satisfy the performance obligation. The additional milestone payments represent variable consideration for which the Company has not recognized any revenue because of the uncertainty of obtaining marketing approval. The Company also recognized $0.2 million as income tax expense for a payment made to the India tax authority in 2018. Deferred revenue related to this contract was $2.0 million at June 30, 2019, of which $0.1 million was recorded in current liabilities.

Biomm Supply and Distribution Agreement – In May 2017, the Company and Biomm S.A. entered into a supply and distribution agreement for the commercialization of Afrezza in Brazil. Under this agreement, Biomm is responsible for preparing and filing the necessary applications for regulatory approval of Afrezza in Brazil, including from the Agência Nacional de Vigilância Sanitária (“ANVISA”) and, with respect to pricing matters, from the Camara de Regulação de Mercado de Medicamentos  (“CMED”). Afrezza was approved by ANVISA during the second quarter of 2019; registration by CMED is still pending. The Company will manufacture and supply Afrezza to Biomm, and Biomm will be responsible for promoting and distributing Afrezza within Brazil.

AMSL Distribution Agreement – In May 2019, the Company entered into an exclusive marketing and distribution agreement with the AMSL Diabetes division of Australasian Medical & Scientific Ltd. (“AMSL Diabetes”) for the commercialization of Afrezza in Australia. Under the terms of this agreement, AMSL Diabetes is responsible for obtaining regulatory and reimbursement approvals to distribute Afrezza in Australia. Upon regulatory approval, AMSL Diabetes will conduct sales, marketing, and customer support and distribution activities whereas the Company will be responsible for the supply and manufacturing of Afrezza.

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

Cash Equivalents and restricted cash— Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash. As of June 30, 2019 and December 31, 2018, the Company held $8.0 million and $71.2 million, respectively, of cash and cash equivalents. Restricted cash is held in an escrow account as well as used to collateralize a letter of credit. The Company held $5.3 million and $0.5 million in restricted cash as of June 30, 2019 and December 31, 2018, respectively. Both are comprised of money market funds. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

Short-term investments— Short-term investments consist of highly liquid investments that are intended to facilitate liquidity and capital preservation. As of June 30, 2019 the Company held $24.9 million of short-term investments in U.S. Treasury bills or notes. The fair value of short-term investments approximate their carrying value. The measurement of which is based on a market approach using quoted market values (Level 1 in the fair value hierarchy).

Note Payable to Related Party — The fair value measurement of the note payable is based on discounted cash flow model and it is sensitive to the change in yield (Level 3 in the fair value hierarchy). If the yield increases by approximately 2% from 23% to 25%, the fair value of the note payable with the conversion feature would change from $59.5 million to $57.9 million, or a decrease of $1.6 million and 2.7%; if the yield decreases 2% from 23% to 21%, the fair value of the note payable with conversion feature would change from $59.5 million to $61.2 million, or an increase of $1.7 million or 2.9%.  If the yield increases by approximately 4% from 23% to 27%, the fair value of the note payable with the conversion feature would change from $59.5 million to $56.3 million, or a decrease of $3.2 million and 5.4%; if the yield decreases 4% from 23% to 19%, the fair value of the note payable with conversion feature would change from $59.5 million to $62.9 million, or an increase of $3.4 million and 5.7%.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (in millions):

	June 30, 2019
	Carrying Amount	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
Facility financing obligation	$9.0	$9.0	$9.0
Senior convertible notes	19.0	18.0	18.0
Note payable to related party	72.0	59.5	59.5
Milestone rights	8.9	18.5	18.5
Total financial liabilities	$108.9	$105.0	$105.0

	December 31, 2018
	Carrying Value	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
Facility financing obligation	$11.3	$11.4	$11.4
Senior convertible notes	19.1	17.5	17.5
Note payable to related party	72.1	55.0	55.0
Milestone rights	8.9	18.1	18.1
Total financial liabilities	$111.4	$102.0	$102.0

Milestone Rights Liability — The fair value measurement of the Milestone Rights liability is sensitive to the discount rate and the timing and probability of making milestone payments. If the achievement of each of the milestones which require payments were to be six months later than in the current forecast, the fair value of the liability would decrease by 6%. If the probabilities of meeting the $50.0 million to $200.0 million milestones were to decrease by 5% or 10%, the fair value of the liability would decrease by 13% and 24%, respectively. Over the long term, these inputs are interrelated because if the Company’s performance improves, the timing of meeting the milestones would likely be earlier, the probability of making payments on the milestones would likely be higher and the discount rate would likely decrease, all of which would increase the fair value of the liability. The inverse is also true.

Embedded Derivatives — The Company identified and evaluated a number of embedded features in the notes issued under the Facility Agreement to determine if they represented embedded derivatives that are required to be separated from the notes and accounted for as freestanding instruments. The Company analyzed the Tranche B notes and identified embedded derivatives, which required separate accounting. All of the embedded derivatives were determined to have a de minimis value at December 31, 2018 and no value as of June 30, 2019 due to the repayment of the Tranche B notes in full in May 2019.

10. Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock-based compensation	$2,568	$2,209	$3,672	$4,152

During the three months ended June 30, 2019, the Company issued 533,361 restricted units to the Company’s board of directors which vest immediately. The grant date fair value of the restricted stock units was $0.7 million with a weighted average grant date fair value per share of $1.32. These restricted stock units will not be delivered to the Company’s board of directors until separation of services.

During the three months ended June 30, 2019, the Company granted certain employees stock options to purchase an aggregate of 4,985,363 shares of common stock at a weighted average exercise price of $1.32 per share. The options vest over a four year period. The total grant date fair value of these awards is $6.6 million as determined using a Black-Scholes option pricing model.

During the six months ended June 30, 2019, the Company granted certain employees stock options to purchase an aggregate of 5,333,303 shares of common stock at a weighted average exercise price of $1.33 per share. The options vest over a four year period. The grant date fair value of these awards is $6.1 million with a weighted average grant date fair value of $1.15 per share, as determined using a Black-Scholes option pricing model.

In the Condensed Statements of Stockholders’ Deficit and the Condensed Consolidated Statements of Cash Flows, the prior quarter’s stock-based compensation expense is inclusive of expenses associated with restricted stock unit awards in order to conform to the current quarter presentation.

As of June 30, 2019, there were $2.2 million and $12.5 million of unrecognized compensation expense related to restricted stock units and options, respectively, which vest over the vesting period except for certain options that are subject to performance conditions. The Company evaluates performance conditions as the probability that the performance conditions will be met and uses that information to estimate the date at which those performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of June 30, 2019, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

Following the public announcement in January 2016 of Sanofi’s election to terminate a license and collaboration agreement (the “Sanofi License Agreement”) between the Company and sanofi-aventis U.S. LLC (“Sanofi”) and the subsequent decline in the Company’s stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against the Company and certain of its officers and directors. In general, the complaints allege that the Company and certain of its officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court ruled in October 2017 that U.S. law will apply to this case. The plaintiff has appealed this ruling, and following an oral hearing before the Supreme Court of Israel, has decided to withdraw his appeal. Subsequently, in November 2018, the Company filed a motion to dismiss the certification motion. At a case conference in February 2019, the court directed the parties to negotiate a procedure for determining whether the plaintiff can distinguish the claims in the Israeli litigation from those in a U.S. case against the Company based on the same events (which was dismissed by the U.S. district court for the Central District of California in August 2016). In July 2019, the plaintiff asked the court to be allowed to amend his claim.  This motion will be heard in September 2019. The Company will continue to vigorously defend against the claims advanced.

Contingencies — In connection with the Facility Agreement, on July 1, 2013, the Company also entered into a Milestone Agreement with the Milestone Purchasers, pursuant to which the Company sold the Milestone Purchasers the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, $75.0 million of which remains payable upon achievement of such milestones (see Note 7 – Borrowings).

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

In December 2018, the Insulin Supply Agreement with Amphastar was amended to extend the term over which the Company is required to purchase insulin, without reducing the total amount of insulin to be purchased. Under the amendment, annual minimum quantities of insulin to be purchased for calendar years 2018 through 2024 total an aggregate purchase price of €90.3 million. As of June 30, 2019, the remaining purchase amount is €82.3 million. See also Note 13 – Subsequent Events.

2019	€2.3 million
2020	€15.9 million
2021	€15.9 million
2022	€19.8 million
2023	€19.8 million
2024	€8.6 million

Unless terminated earlier, the term of the Insulin Supply Agreement expires on December 31, 2024 and can be renewed for additional, successive two year term upon 12 months’ written notice given prior to the end of the initial term or any additional two year term. The Company and Amphastar each have normal and customary termination rights, including termination for a material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy or insolvency of the other party. In addition, the Company may terminate the Insulin Supply Agreement upon two years’ prior written notice to Amphastar without cause or upon 30 days’ prior written notice to Amphastar if a controlling regulatory authority withdraws approval for Afrezza, provided, however, in the event of a termination pursuant to either of the latter two scenarios, the provisions of the Insulin Supply Agreement require the Company to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination.  On April 1, 2019, the Company entered into a foreign currency hedging transaction to mitigate its exposure to foreign currency exchange risks. The hedging transaction hedges against short-term currency fluctuations for the remaining current year purchase requirement amount of €3.9 million and is renewable every 90 days. The Company realized a de minimis currency loss during second quarter of 2019. This amount is recorded in other income and expense.

Warrants - On April 5, 2018, the Company entered into securities purchase agreements with certain institutional investors. Pursuant to the terms of the purchase agreements, the Company sold to the purchasers in a registered offering an aggregate of 14,000,000 shares of its common stock and warrants to purchase up to an aggregate of 14,000,000 shares of its common stock at a combined purchase price of $2.00 per share and accompanying warrant. The shares of the common stock and the warrants were immediately separable. The Company determined that these warrants met the criteria for equity classification and accounted for such warrants in additional paid-in capital. The warrants were exercisable at a price of $2.38 per share and all warrants expired unexercised on April 9, 2019.

On December 19, 2018, the Company entered into an underwriting agreement with Leerink Partners LLC relating to the issuance and sale in a public offering of 26,666,667 shares of the Company’s common stock and warrants to purchase up to an aggregate of 26,666,667 shares of the Company’s common stock (the “December warrants”) at a combined purchase price of $1.50 per share and accompanying warrant. The shares of common stock and the December warrants were immediately separable.  The December warrants are exercisable at a price of $1.60 per share and will expire on December 26, 2019. The net proceeds to the Company from the offering were approximately $37.3 million. The offering closed on December 26, 2018. The Company determined that the December warrants met the criteria for equity classification and accounted for such warrants in additional paid-in capital.

Vehicle Leases – During the second quarter of 2018, the Company entered into a lease agreement with Enterprise Fleet Management Inc. for the lease of approximately 119 vehicles. The lease requires monthly payments of approximately $83,000 per month including the cost of maintaining the vehicles, taxes and insurance. This amount excludes other variable payments such as storage fees. The lease commenced when the Company took possession of the majority of the vehicles in the second quarter of 2018 and expires 48 months after the delivery date. During the second quarter of 2019, 23 vehicles were removed from the fleet, resulting in a fleet size of 96 vehicles; no gain or loss was recorded. The revised monthly payment inclusive of maintenance fees, insurance and taxes is $69,000 and the reduction of the right of use asset and lease obligation is approximately $0.3 million in our condensed consolidated balance sheets. The lease expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2019.

Upon adoption of the new lease guidance, the agreement was classified as an operating lease which resulted in recording right-of-use assets and lease liabilities of approximately $1.6 million, respectively, as of January 1, 2019. These amounts included approximately $1.6 million of non-current other assets and approximately $0.6 million and $1.3 million of other current liabilities and operating lease liabilities, respectively.

Office Lease — On May 5, 2017, the Company executed an office lease with Russell Ranch Road II LLC for the Company’s corporate headquarters in Westlake Village, California. The office lease commenced in August 2017. The Company agreed to pay initial monthly lease payments of $40,951, subject to 3% annual increases, plus the estimated cost of maintaining the property and common areas by the landlord, with a five month concession from October 2017 through February 2018.  The lease also provides for allowances for tenant alterations and maintenance. The lease expires in January 2023 and provides the Company with a five year renewal option. The lease expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for three and six months ended June 30, 2019.

On November 29, 2017, the Company executed an office lease with Russell Ranch Road II LLC to expand the office space for the Company’s corporate headquarters in Westlake Village, California. The office lease commenced in October 2018. The Company agreed to pay initial monthly lease payments of $35,969, subject to 3% annual increases, plus the estimated operating costs of maintaining the property by the landlord, which are allocable based an annual assessment made by the landlord. In addition, the Company received reimbursement from the landlord of $56,325 for tenant improvements and was not required to pay a first-year common area maintenance fee. The lease expires in January 2023 and provides the Company with a five year renewal option.

Upon adoption of the new guidance, this lease was classified as an operating lease which resulted in recording right-of-use assets and lease liabilities of approximately $3.2 million and $3.5 million, respectively, as of January 1, 2019. These amounts included approximately $0.9 million and $2.6 million of other current liabilities and operating lease liabilities, respectively.

Operating lease costs under all operating leases including office space and equipment for the three and six months ended June 30, 2019 was approximately $0.3 million and $0.8 million, respectively. Cash paid for all operating leases for the three and six months ended June 30, 2019 was $0.2 million and $0.7 million, respectively. Variable lease costs were approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively. The weighted average discount rate used was 7.2%. The weighted-average remaining lease term for all operating leases is 3.6 years.

Rent expense under all operating leases for the three and six months ended June 30, 2018 including office space and equipment was approximately $0.1 million and $0.2 million, respectively, prior to the adoption of ASC topic 842.

Future minimum office and vehicle lease payments as of June 30, 2019 and December 31, 2018, are as follows:

	June 30, 2019	December 31, 2018
2019 (Remainder)	$742,078	$1,595,421
2020	1,503,192	1,623,835
2021	1,532,458	1,653,101
2022	1,254,828	1,305,096
2023	87,957	87,957
	$5,120,513	$6,265,410

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

13. Subsequent Event

July 2019 Exchange Agreement

On July 18, 2019, the Company entered into an exchange agreement with Deerfield pursuant to which the Company agreed to, among other things, (i) repay approximately $2.4 million in aggregate principal amount under the 2019 notes held by Deerfield (the “Tranche 4 Notes”) and pay accrued and unpaid interest on the entire principal amount of the Tranche 4 Notes that had been outstanding, and (ii) issue an aggregate of 1,514,423 shares of the Company’s common stock (the “Exchange Shares”) to Deerfield in exchange for approximately $1.6 million in aggregate principal amount of Tranche 4 Notes. The exchange price per Exchange Share was $1.04, which was the closing price of the Company’s common stock on July 17, 2019 as reported on the Nasdaq Stock Market. The principal amount repaid and exchanged under the Tranche 4 Notes represented the principal amount that would have otherwise become due and payable on July 18, 2019 under the Tranche 4 Notes.

Warrants Repurchase

On July 18, 2019, the Company repurchased for approximately $433,000 a December warrant to acquire 3,333,334 shares of the Company’s common stock. Following the repurchase of the December warrant, it was cancelled and is no longer issued and outstanding.

Amphastar Amendment

On August 2, 2019, the Company and Amphastar amended the Insulin Supply Agreement to extend the term an additional two years (to December 31, 2026) and to restructure the annual purchase commitments as follows:

	As of June 30, 2019	As amended August 2, 2019
2019	€2.3 million	€—
2020	€15.9 million	€6.6 million
2021	€15.9 million	€6.6 million
2022	€19.8 million	€8.5 million
2023	€19.8 million	€10.9 million
2024	€8.6 million	€14.6 million
2025	€—	€15.5 million
2026	€—	€19.4 million

In connection with this amendment, the Company is obligated to pay amendment fees of $1.5 million by September 15, 2019 and $1.25 million by December 15, 2019.

MidCap Credit Facility

On August 6, 2019 (the “Closing Date”), MannKind Corporation (“MannKind”) entered into a Credit and Security Agreement (the “MidCap Credit Facility”), by and among MannKind, MannKind LLC, the Company’s wholly owned subsidiary (“MannKind LLC”, and together with MannKind, collectively, the “Company”), the lenders party thereto from time to time and MidCap Financial Trust (“MidCap”), as agent.

The MidCap Credit Facility provides a secured term loan facility in an aggregate principal amount of up to $75.0 million. The Company borrowed the first advance of $40.0 million (“Tranche 1”) on August 6, 2019. Under the terms of the MidCap Credit Facility, the second advance of $10.0 million (“Tranche 2”) will be available to the Company until April 15, 2020, subject to the Company’s satisfaction of certain conditions described in the MidCap Credit Facility, including the Company achieving Afrezza Net Revenue (as defined in the MidCap Credit Facility) of at least $30.0 million on a trailing twelve month basis. Under the terms of the MidCap Credit Facility, the third advance of $25.0 million (“Tranche 3”) will be available to the Company until June 30, 2021, subject to the satisfaction of certain milestone conditions associated with TreT .

Tranche 1 and, if borrowed, Tranche 2 and Tranche 3, each accrue interest at an annual rate equal to LIBOR plus 6.75%, subject to a LIBOR floor of 2.00%.  Interest on each term loan advance is due and payable monthly in arrears. Principal on each term loan advance under Tranche 1 and Tranche 2 is payable in 36 equal monthly installments beginning September 1, 2021, until paid in full on August 1, 2024, and principal on each term loan advance under Tranche 3 is payable beginning on the later of (i) September 1, 2021, and (ii) the first day of the first full calendar month immediately following such term loan advance, in an amount equal to the outstanding term loan advance in respect of Tranche 3 divided by the number of full calendar months remaining before August 1, 2024. The Company has the option to prepay the term loans, in whole or in part, subject to early termination fees in an amount equal to 3.00% of principal prepaid if prepayment occurs on or prior to the first anniversary of the Closing Date, 2.00% of principal prepaid if prepayment occurs after the first anniversary of the Closing Date but on or prior to the second anniversary of the Closing Date, and 1.00% of principal prepaid if prepayment occurs after the second anniversary of the Closing Date and prior to or on the third anniversary of the Closing Date. In connection with execution of the MidCap Credit Facility, the Company paid MidCap a $375,000 origination fee.

Upon termination of the MidCap Credit Facility, the Company is required to pay an exit fee equal to 6.00% of the principal amount of all term loans advanced to the Company under the MidCap Credit Facility.

The Company’s obligations under the MidCap Credit Facility are secured by a security interest on substantially all of its assets, including intellectual property. Additionally, the Company’s future subsidiaries, if any, may be required to become co-borrowers or guarantors under the credit facility.

The MidCap Credit Facility contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions.  The Company must also comply with a financial covenant relating to trailing twelve month minimum Afrezza Net Revenue requirements (as defined in the MidCap Credit Facility), tested on a monthly basis, and a minimum cash covenant of $15.0 million at all times prior to the funding of Tranche 2, and $20.0 million at all times following the funding of Tranche 2 or Tranche 3.

The MidCap Credit Facility also contains customary events of default relating to, among other things, payment defaults, breaches of covenants, a material adverse change, listing of the Company’s common stock, bankruptcy and insolvency, cross defaults with certain material indebtedness and certain material contracts, judgments, and inaccuracies of representations and warranties. Upon an event of default, the agent and the lenders may declare all or a portion of the Company’s outstanding obligations to be immediately due and payable and exercise other rights and remedies provided for under the MidCap Credit Facility. During the existence of an event of default, interest on the term loans could be increased by 2.00%.

The Company also agreed to issue warrants to purchase shares of MannKind’s common stock (the “MidCap Warrants”) upon the drawdown of each term loan advance under the MidCap Credit Facility in an aggregate amount equal to 3.25% of the amount drawn, divided by the exercise price per share for that tranche. The exercise price per share is equal to the volume-weighted average closing price of MannKind’s common stock for the ten business days immediately preceding the second business day before the issue date. As a result of Tranche 1, the Company issued warrants to purchase an aggregate of 1,171,614 shares of the Company’s common stock, at an exercise price equal to $1.11 per share (the “Tranche 1 Warrants”). The MidCap Warrants are immediately exercisable and expire on the earlier to occur of the seventh anniversary of the respective issue date or, in certain circumstances, the closing of a merger, sale or other consolidation transactions in which the consideration is cash, stock of a publicly traded acquirer, or a combination thereof.

Exchange of 2021 Convertible Notes for 2024 Convertible Notes and the Indenture for the 2024 Convertible Notes

On August 6, 2019, MannKind entered into a privately-negotiated exchange agreement (the “2021 Note Exchange Agreement”) with Bruce & Co., Inc., for itself and on behalf of the beneficial owners of the holders of MannKind’s outstanding 2021 notes, pursuant to which MannKind agreed to, among other things, (i) repay $1,470,147 in cash to such holders ($1,500,000 less the amount of interest accruing under the 2021 notes between August 6, 2019 and August 15, 2019), (ii) issue 4,017,857 shares of MannKind’s common stock to such holders (at a conversion price of $1.12 per share), (iii) issue new 5.75% Convertible Senior Subordinated Exchange Notes due 2024 (the “2024 convertible notes”) to such holders pursuant to the provisions of an indenture (the “Indenture”) in an aggregate principal amount of $5,000,000 and (iv) issue two non-interest bearing promissory notes to such holders, each in the amount of $2,630,750, one of which will mature on June 30, 2020 (the “June 2020 note”) and the other of which will mature on December 31, 2020 (the “December 2020 note”, and together with the June 2020 note, the “2020 notes”), in exchange for the cancellation of the $18.7 million in principal amount of the 2021 notes.  The 2020 notes may be prepaid at any time on or prior to their respective maturity dates at the option of MannKind.  In addition, MannKind may elect to pay the 2020 notes at any time on or prior to their respective maturity dates, if certain conditions are met, in shares of MannKind’s common stock at a price per share equal to the last reported sale price on the trading day immediately prior to the payment date.  The exchange pursuant to the 2021 Note Exchange Agreement was effected on August 6, 2019.

The 2024 convertible notes were issued pursuant to an indenture, dated as of August 6, 2019, between MannKind and U.S. Bank National Association, as trustee.  The 2024 convertible notes are MannKind’s general, unsecured obligations, and are subordinated in right of payment to the indebtedness incurred pursuant to the MidCap Credit Facility. The 2024 convertible notes rank equally in right of payment with MannKind’s other unsecured senior debt. The 2024 convertible Notes accrue interest at the rate of 5.75% per year on the principal amount, payable semiannually in arrears on February 15 and August 15 of each year, beginning February 15, 2020, with interest accruing from August 6, 2019.  Interest on the 2024 convertible notes will be payable in cash or, at the option of MannKind if certain conditions are met, in shares of MannKind’s common stock at a price per share equal to the last reported sale price on the trading day immediately prior to the interest payment date.  The 2024 convertible notes will mature on the earlier of (i) November 4, 2024 or (ii) the 91st day after the payment in full of, and termination and discharge of all obligations (other than contingent indemnity obligations) under the MidCap Credit Facility.

The 2024 convertible notes will be convertible, at the option of the holder, at any time on or prior to the close of business on the business day immediately preceding the stated maturity date, into shares of MannKind’s common stock at a conversion rate of 333.3333 shares per $1,000 principal amount of 2024 convertible notes, which is equal to a conversion price of approximately $3.00 per share. The conversion rate will be subject to adjustment under certain circumstances described in the Indenture.

The Indenture includes customary events of default, including:

(1)	the Company fails to pay when due the principal of or premium, if any, on any of the 2024 convertible notes at maturity, upon repurchase, acceleration or otherwise;
(2)	the Company fails to pay an installment of interest on any of the 2024 convertible notes for 30 days after the date when due;
(3)

the Company fails to deliver when due all shares of the Company’s common stock, together with cash instead of fractional shares, and/or other property, if applicable, deliverable upon conversion of the 2024 convertible Notes, which failure continues for 10 days;

(4)

the Company fails to perform or observe any other term, covenant or agreement contained in the 2024 convertible notes or the Indenture for a period of 60 days after written notice of such failure, requiring the Company to remedy the same, shall have been given to the Company;

(5)

(i) the Company fails to make any payment by the end of the applicable grace period, if any, after the maturity of any indebtedness for borrowed money in an amount in excess of $25,000,000 or (ii) there is an acceleration of any indebtedness for borrowed money in an amount in excess of $25,000,000 because of a default with respect to such indebtedness without such indebtedness having been discharged or such acceleration having been cured, waived, rescinded or annulled, in the case of either (i) or (ii) above, for a period of 30 days after written notice to the Company;

(6)	the Company fails to provide a fundamental change company notice; and
(7)	certain events of bankruptcy, insolvency or reorganization of the Company.

If certain bankruptcy and insolvency-related events of default occur, the principal of, and accrued and unpaid interest on, all of the then outstanding 2024 convertible notes shall automatically become due and payable. If an event of default other than certain bankruptcy and insolvency-related events of defaults occurs and is continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding 2024 convertible notes, by written notice to the Trustee, may declare the 2024 convertible notes due and payable at their principal amount plus any accrued and unpaid interest, and thereupon the Trustee may, at its discretion, proceed to protect and enforce the rights of the holders by the appropriate judicial proceedings. Notwithstanding the foregoing, the Indenture provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture will, for the first 180 days after such event of default, consist exclusively of the right to receive additional interest on the 2024 convertible notes.

If MannKind undergoes certain fundamental changes, except in certain circumstances, each holder of 2024 convertible notes will have the option to require MannKind to repurchase all or any portion of that holder’s 2024 convertible notes. The fundamental change repurchase price will be 100% of the principal amount of the 2024 convertible notes to be repurchased plus accrued and unpaid interest, if any.

MannKind may elect at its option to cause all or any portion of the 2024 convertible notes to be mandatorily converted in whole or in part at any time prior to the close of business on the business day immediately preceding the maturity date, if the last reported sale price of its common stock equals or exceeds 120% of the conversion price then in effect for at least 10 trading days in any 20 trading day period, ending within five business days prior to the date of the mandatory conversion notice.

Exchange of Mann Group Note

On August 5, 2019, MannKind entered into a privately-negotiated exchange agreement (the “Mann Group Exchange Agreement”) with The Mann Group, pursuant to which MannKind agreed to, among other things, (i) repay $3,000,000 in cash to the Mann Group, (ii) issue 7,142,857 shares of MannKind’s common stock to the Mann Group (at a conversion price of $1.12 per share), (iii) issue a new convertible promissory note (the “Mann Group Convertible Note”) to the Mann Group in an aggregate principal amount of $35,000,000 and (iv) issue a new non-convertible promissory note (the “Mann Group Non-Convertible Note,” together with the Mann Group Convertible Note, the “New Mann Group Loan Arrangement”) to the Mann Group in an aggregate principal amount of $35,050,750, in exchange for the cancellation of the $70.1 million in principal amount and accrued interest on the amended and restated promissory note dated March 11, 2018 held by the Mann Group.

The Mann Group Convertible Note and Mann Group Non-Convertible Note will each accrue interest at the rate of 7.00% per year on the principal amount, payable quarterly in arrears on the first day of each calendar quarter beginning October 1, 2019.

The Mann Group Convertible Note will mature on November 3, 2024.  The principal and any accrued and unpaid interest under the Mann Group Convertible Note may be converted, at the option of the Mann Group, at any time on or prior to the close of business on the business day immediately preceding the stated maturity date, into shares of MannKind’s common stock at a conversion rate of 400 shares per $1,000 of principal and/or accrued and unpaid interest, which is equal to a conversion price of $2.50 per share. The conversion rate will be subject to adjustment under certain circumstances described in the Mann Group Convertible Note.  Interest on the Mann Group Convertible Note will be payable in kind by adding the amount thereof to the principal amount; provided that with respect to interest accruing from and after January 1, 2021, MannKind may, at its option, elect to pay any such interest on any interest payment date, if certain conditions are met, in shares of MannKind’s common stock at a price per shall equal to the last reported sale price on the trading day immediately prior to the payment date.

The Mann Group Non-Convertible Note will mature on the earlier of (i) November 3, 2024 or (ii) the 90th day after the repayment in full, and termination and discharge of all obligations (other than contingent indemnity obligations) under the MidCap Credit Facility.  Interest on the Mann Group Non-Convertible Note will be payable in kind by adding the amount thereof to the principal amount; provided that MannKind may, at its option, elect to pay any such interest on any interest payment date, if certain conditions are met, in shares of MannKind’s common stock at a price per shall equal to the last reported sale price on the trading day immediately prior to the interest payment date.

August 2019 Exchange Agreement

On August 6, 2019, the Company entered into an Exchange Agreement (the “Deerfield Exchange Agreement”) with Deerfield pursuant to which the Company agreed to, among other things, (i) repay $2,000,000 of the aggregate principal amount under the 2019 notes held by Deerfield (the “Deerfield Tranche 1 Notes”) and pay all accrued and unpaid interest on the Deerfield Tranche 1 Notes then-outstanding, (ii) issue an aggregate of 2,678,571 shares of MannKind’s common stock to Deerfield in exchange for $3,000,000 aggregate principal amount of Deerfield Tranche 1 Notes and (iii) cancel the Deerfield Tranche 1 Notes. The principal amount being repaid and exchanged under the Deerfield Tranche 1 Notes represents the final outstanding principal amount that would otherwise have become due and payable on August 31, 2019.

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

As of June 30, 2019, we had an accumulated deficit of $3.0 billion and a stockholders’ deficit of $196.0 million. We had a net loss of $12.4 million and $27.3 million for the three and six months ended June 30, 2019, respectively. We have funded our operations primarily through the sale of equity and convertible debt securities; the receipt of upfront and milestone payments under the Sanofi License Agreement and under the UT License Agreement; and borrowings under the Facility Agreement with Deerfield, under the Mann Group Loan Arrangement and under a senior secured revolving promissory note that we entered into with an affiliate of Sanofi in September 2014 in connection with the Sanofi License Agreement (the “Sanofi Loan Facility”), which was terminated in 2016. In August 2019, we entered into the MidCap Credit Facility, which will allow us to borrow up to $75.0 million to provide additional funding for our operations.  As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding, there is substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Three and six months ended June 30, 2019 and 2018

Revenues

The following tables provide a comparison of the revenue categories for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Revenues:
Net revenue - commercial product sales:
Gross revenue from product sales	$10,339	$6,702	$3,637	54%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(4,274)	(2,949)	(1,325)	45%
Net revenue - commercial product sales	6,065	3,753	2,312	62%
Revenue - collaborations and services	8,937	87	8,850	10,172%
Revenue - other	—	53	(53)	(100%)
Total revenues	$15,002	$3,893	$11,109	285%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Revenues:
Net revenue - commercial product sales:
Gross revenue from product sales	$18,546	$11,898	$6,648	56%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(7,405)	(4,743)	(2,662)	56%
Net revenue - commercial product sales	11,141	7,155	3,986	56%
Revenue - collaborations and services	21,309	150	21,159	14,106%
Revenue - other	—	53	(53)	(100%)
Total revenues	$32,450	$7,358	$25,092	341%

Gross revenue from the sales of Afrezza for the quarter ended June 30, 2019 increased by $3.6 million, or 54%, compared to the same quarter in the prior year, primarily driven by higher product demand and price increases, as well as a more favorable mix of Afrezza cartridges. The gross-to-net adjustment was $4.3 million (or 41% of gross revenue) for the quarter ended June 30, 2019 compared to $2.9 million (or 44% of gross revenue) for the same quarter in the prior year. The lower percentage was primarily due to lower commercial and government rebates, partially offset by a higher rate of product returns.

Net revenue from collaborations and services for the quarter ended June 30, 2019 increased by $8.9 million compared to the same quarter in the prior year, primarily attributable to the UT License Agreement ($7.8 million) and the UT Research Agreement ($1.1 million).

Gross revenue from the sales of Afrezza for the six months ended June 30, 2019 increased by $6.6 million, or 56%, compared to the same period in the prior year, primarily driven by higher product demand and price increases, as well as a more favorable mix of Afrezza cartridges. The gross-to-net adjustment was $7.4 million (or 40% of gross revenue) for the six months ended June 30, 2019 compared to $4.7 million (or 40% of gross revenue) for the same period in the prior year. During this period, lower commercial and government rebates were offset by a higher rate of product returns.

Net revenue from collaborations and services for the quarter ended June 30, 2019 increased by $21.2 million compared to the same period in the prior year, primarily attributable to the UT License Agreement ($15.4 million) and the UT Research Agreement ($5.7 million).

Commercial product gross profit

The following tables provide a comparison of the commercial product gross profit categories for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Commercial product gross profit:
Net revenue - commercial product sales	$6,065	$3,753	$2,312	62%
Cost of goods sold	4,327	5,095	$(768)	-15%
Commercial product gross profit	$1,738	$(1,342)	$3,080	230%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Commercial product gross profit:
Net revenue - commercial product sales	$11,141	$7,155	$3,986	56%
Cost of goods sold	8,347	9,103	$(756)	-8%
Commercial product gross profit	$2,794	$(1,948)	$4,742	243%

Commercial product gross profit for the three and six months ended June 30, 2019 increased by $3.1 million or 230%, and $4.7 million or 243%, respectively, compared to the same periods in the prior year. The increases were primarily attributable to higher commercial sales.

Expenses

The following tables provide a comparison of the expense categories for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Expenses:
Cost of goods sold	$4,327	$5,095	$(768)	(15%)
Cost of revenue - collaborations and services	2,139	—	2,139	100%
Research and development	1,632	2,967	(1,335)	(45%)
Selling	9,380	12,338	(2,958)	(24%)
General and administrative	7,229	9,393	(2,164)	(23%)
Loss on foreign currency translation	1,247	(5,363)	6,610	(123%)
Total expenses	$25,954	$24,430	$1,524	6%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Expenses:
Cost of goods sold	$8,347	$9,103	$(756)	(8%)
Cost of revenue - collaborations and services	3,676	—	3,676	100%
Research and development	3,299	5,611	(2,312)	(41%)
Selling	28,029	23,317	4,712	20%
General and administrative	14,253	19,032	(4,779)	(25%)
Loss on foreign currency translation	(688)	(2,379)	1,691	(71%)
Total expenses	$56,916	$54,684	$2,232	4%

Cost of goods sold for the quarter ended June 30, 2019 decreased by $0.8 million compared to the same quarter in the prior year, primarily due to a $0.4 million decrease in foreign exchange currency loss and a $0.2 million decrease in inventory write-offs, partially offset by costs due to higher sales.

Cost of goods sold for the six months ended June 30, 2019 decreased by $0.8 million compared to the same period in the prior year primarily due to a $0.8 million decrease in inventory write-offs, partially offset by costs due to higher sales.

Cost of revenue - collaborations and services was $2.1 million and $3.7 million for the three and six months ended June 30, 2019, respectively, compared to zero for the same periods in the prior year. Cost of revenue - collaborations and services for both periods in 2019 was attributable to resource costs related to conducting activities under the UT License Agreement and UT Research Agreement.

Research and development expenses for the quarter ended June 30, 2019 decreased by $1.3 million, or 45%, compared with the same quarter in the prior year. This was primarily attributable to $0.5 million decreases in both clinical trial spending and personnel costs.

Research and development expenses for the six months ended June 30, 2019 decreased by $2.3 million, or 41%, compared with the same period in the prior year. This was primarily attributable to $1.0 million decrease in personnel related costs and a $0.7 million decrease in clinical trial spending.

Selling expenses for the quarter ended June 30, 2019 decreased by $3.0 million, or 24%, compared to the same quarter in the prior year. The decrease was primarily attributable to a $1.7 million decrease in personnel related costs and a $1.0 million decrease in marketing spending.

Selling expenses for the six months ended June 30, 2019 increased by $4.7 million, or 20%, compared to the same period in the prior year. This was primarily attributable to a $9.3 million increase in costs for a television campaign for Afrezza, offset by a $1.9 million decrease in personnel related costs, a $1.6 million decrease in marketing spending and $0.4 million decrease in sponsorship.

General and administrative expenses for the quarter ended June 30, 2019 decreased by $2.2 million, or 23%, compared to the same quarter in the prior year. This decrease was primarily attributable to a $1.3 million decrease in professional fees and a $0.6 million decrease in personnel costs.

General and administrative expenses for the six months ended June 30, 2019 decreased by $4.8 million, or 25%, compared to the same period in the prior year. This decrease was primarily attributable to a $2.6 million decrease in personnel costs and a $2.0 million decrease in professional fees.

Other Income (Expense)

The following tables provide a comparison of the other income (expense) categories for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Interest income	255	55	200	364%
Interest expense on notes	(564)	(1,709)	1,145	67%
Interest expense on note payable to related party	(1,109)	(1,046)	(63)	(6%)
Gain on extinguishment of debt	—	772	(772)	(100%)
Other income (expense)	(17)	30	(47)	(157%)
Total other income (expense)	$(1,435)	$(1,898)	$463	(24%)

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Interest income	573	161	412	256%
Interest expense on notes	(1,157)	(3,503)	2,346	67%
Interest expense on note payable to related party	(2,189)	(2,160)	(29)	(1%)
Loss on extinguishment of debt	—	(53)	53	100%
Other income (expense)	(31)	61	(92)	(151%)
Total other income (expense)	$(2,804)	$(5,494)	$2,690	(49%)

Interest income increased by $0.2 million or 364% and $0.4 million or 256% for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year, which was primarily attributable to a higher balance on our money market funds and short-term investments.

Interest expense on notes, which includes the Facility Financing Obligation and senior convertible notes, decreased by $1.1 million or 67% and $2.3 million or 67% for the three and six months ended June 30, 2019, compared to the same periods in the prior year, which was primarily attributable to a reduction in principal debt balances.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from certain collaborations, and from borrowings under certain loan arrangements, including the Mann Group Loan Arrangement, the Facility Agreement, and, most recently, the MidCap Credit Facility.

The following table summarizes our outstanding debt as of June 30, 2019 and as of the date of this report:

Holder	As of June 30, 2019				As of August 7, 2019
	Principal amount	Annual interest rate	Maturity date	Conversion price	Principal amount	Annual interest rate	Maturity date	Conversion price
Bruce & Co.	$18.7 million	5.75%	October 2021	$5.15 per share	$5.0 million	5.75%	November 2024	$3.00 per share
					$2.6 million	—	June 2020	N/A
					$2.6 million	—	December 2020	N/A
Deerfield	$4.0 million	9.75%	July 2019	N/A	—	—	—	—
	$5.0 million	9.75%	August 2019	N/A
The Mann Group	$80.6 million (including accrued interest paid-in-kind)	5.84%	July 2021	$4.00 per share	$35.0 million	7.00%	November 2024	$2.50 per share
					$35.1 million	7.00%	November 2024	N/A
MidCap	—	—	—	—	$40.0 million	LIBOR plus 6.75%	August 2024	N/A

On July 31, 2014, we entered into the Insulin Supply Agreement, pursuant to which we agreed to purchase certain annual minimum quantities of insulin. See Note 11 — Commitments and Contingencies, and Note 13 – Subsequent Events for further information related to the Insulin Supply Agreement.

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the 2024 convertible notes, 2020 notes, the MidCap Credit Facility or the New Mann Group Loan Arrangement when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2024 convertible notes, the holders of such debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. The 2024 convertible notes and the New Mann Group Loan Arrangement are fully convertible at any time prior to maturity as further disclosed in Note 6 – Related Party Arrangements and Note 7 – Borrowings.

While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2024 convertible notes or our term loan under the MidCap Credit Facility (“MidCap Term Loan”), or if we fail to repay or repurchase the 2024 convertible notes, 2020 notes, MidCap Term Loan or borrowings under the New Mann Group Loan Arrangement, we will be in default under the applicable instrument for such indebtedness, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether.

In connection with the execution of the Facility Agreement, on July 1, 2013, we issued Milestone Rights to the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $75.0 million of which remains payable upon achievement of such milestones. See Note 11 — Commitments and Contingencies and Note 7 — Borrowings for further information related to the Milestone Rights.

These factors raise substantial doubt about our ability to continue as a going concern.  Our financial statements and related notes thereto included elsewhere in this report do not include adjustments that might result from any unfavorable outcome of this uncertainty.

During the six months ended June 30, 2019, we used $31.3 million of cash for our operating activities as a result of our net loss of $27.3 million, offset by a net cash inflow from changes in balances of operating assets and liabilities of $10.7 million and non-cash charges of $6.6 million. The net cash inflow was primarily due to a decrease in deferred revenue of $6.8 million, recognized loss on purchase commitments of $4.0 million, accounts receivable of $1.0 million, operating lease payments of $0.7 million and inventory of $0.4 million, offset by an increase accounts payable of $2.2 million. The non-cash charges included $3.7 million of stock-based compensation, $2.3 million of interest accrued through notes payable to related party and $0.7 million from gains on foreign currency exchange.

During the six months ended June 30, 2018, we used $48.8 million of cash for our operating activities as a result of our net loss of $53.1 million, offset by a net cash inflow resulting from change in balances of operating assets and liabilities of $2.1 million and non-cash charges of $6.4 million. The net cash inflow was primarily a result decreases in recognized loss on purchase commitments ($5.8 million) and lower inventory ($1.8 million) and accounts receivable ($0.2 million), offset by increases in accounts payable ($2.3 million), deferred payments from collaboration ($2.0 million) and accrued expenses and other current liabilities (($0.8 million) and decreases in prepaid expenses and other assets ($0.4 million).  The non-cash charges included $4.2 million of stock-based compensation expense, $2.2 million of interest accrued on notes payable to the related party $1.5 million of depreciation, amortization and accretion, $0.8 million inventory write-off, $0.1 million loss on extinguishment of debt and other net assets of $0.1 million, offset by a $2.4 million foreign currency exchange gain. We recorded a write down of inventory charges of approximately $0.8 million for the six months ended June 30, 2018. These charges are presented separately in the accompanying condensed consolidated cash flow statement for 2018.

Cash used in investing activities of $26.4 million for the six months ended June 30, 2019, was primarily due to a purchase of short-term treasury bills. There was no investing activities for the six months ended June 30, 2018.

Cash used in financing activities of $0.7 million for the six months ended June 30, 2019 was primarily due to a principal payment of the Facility Financing Obligation of $2.5 million, offset by $1.9 million in proceeds from sales of our common stock under our Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. Cash provided from financing activities was $27.2 million for the six months ended June 30, 2018 which primarily related to $26.4 million in net proceeds from a registered direct offering of our common stock in April 2018.

Future Liquidity Needs

As of June 30, 2019, we had $8.0 million of cash and cash equivalents, $5.3 million of restricted cash and $24.9 million of short-term investments. Our cash position and short-term investments, together with our short-term debt obligations and anticipated operating expenses, raises substantial doubt about our ability to continue as a going concern. We expect to expend our capital resources for the manufacturing, sales and marketing of Afrezza and to develop our product pipeline candidates. We also intend to use our capital resources for general corporate purposes. We will need to raise additional capital before we exhaust our current cash resources in order to continue to fund our research and development, support continued product growth and commercialization efforts, and to fund operations. We will seek to raise additional funds through various potential sources, such as equity and debt financings, or through collaboration and licensing agreements.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

Contractual Obligations

As of June 30, 2019, there were no material changes outside of the ordinary course of business in our contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in the Annual Report, other than the following:

On June 18, 2019, we entered into a Eleventh Amendment to Facility Agreement (the “Eleventh Amendment”) with Deerfield, pursuant to which the parties amended the  Facility Agreement to defer the repayment of $5.0 million in principal amount of 2019 notes (the “July Payment”) issued in tranche 1 under the Facility Agreement from July 1, 2019 to August 31, 2019, conditioned upon, among other things, our depositing of $5.0 million into an escrow account until the July Payment has been satisfied in full.

Also see Note 13 Subsequent Events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2019, all our debt had fixed interest rates, so we did not have exposure to changes in our interest expense as a result of changes in interest rates. Specifically, the interest rate on amounts borrowed under The Mann Group Loan Arrangement was fixed at 5.84%; under the 2021 convertible notes, 5.75%; and under the 2019 notes, 9.75%. See Note 13 – Subsequent Events to the condensed consolidated financial statements included in Part I – Financial Statements (Unaudited) for information about the principal amount of outstanding debt.

Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds, U.S. Treasury bills or notes and investment-grade corporate, government and municipal debt. None of these investments are entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America.

If a change in interest rates equal to 10% of the interest rates on June 30, 2019 were to have occurred, this change would not have had a material effect on the value of our short-term investment portfolio.

Foreign Currency Exchange Risk

On April 1, 2019, we entered into a foreign currency hedging transaction to mitigate our exposure to foreign currency exchange risks associated with our insulin purchase obligation under the Insulin Supply Agreement. The hedging transaction hedges against short-term currency fluctuations for the remaining current year purchase obligation under the Insulin Supply Agreement of €3.9 million and is renewable every 90 days. We realized a de minimis currency loss during the second quarter of 2019. This amount is recorded in other income and expense.

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement with Amphastar. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies. On April 2, 2018, we entered into a foreign currency short-term (90 days) hedging transactions to mitigate our foreign currency exchange risks associated with our insulin purchase obligation under the Insulin Supply Agreement. For the three months ended June 30, 2019, we realized a de minimis currency gain. This amount was recorded in other income and expense. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on June 30, 2019 were to occur, this change would have resulted in a foreign currency impact to our pre-tax income (losses) of approximately $9.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, we have concluded, as of such date, that our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Following the public announcement of Sanofi's election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of our officers and directors. In general, the complaints allege that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court ruled in October 2017 that U.S. law will apply to this case. The plaintiff appealed this ruling, and following an oral hearing before the Supreme Court of Israel, decided to withdraw his appeal. Subsequently, in November 2018, we filed a motion to dismiss the certification motion. At a case conference in February 2019, the court directed the parties to negotiate a procedure for determining whether the plaintiff can distinguish the claims in the Israeli litigation from those in a U.S. case against us based on the same events (which was dismissed by the U.S. district court for the Central District of California in August 2016). In July 2019, the plaintiff asked the court to be allowed to amend his claim. This motion will be heard in September 2019. We will continue to vigorously defend against the claims advanced.

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

RISKS RELATED TO OUR BUSINESS

We will need to raise additional capital to fund our operations, and there is substantial doubt about our ability to continue as a going concern.*

This report includes disclosures stating that our existing cash resources and our accumulated stockholder’s deficit raise substantial doubt about our ability to continue as a going concern. As of June 30, 2019, we had cash and cash equivalents of $13.3 million, short-term investment of $24.9 million and a stockholders’ deficit of $196.0 million. We will need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities, including the commercialization of Afrezza and the development of our product candidates. It may be difficult for us to raise additional funds on favorable terms, or at all. The extent of our additional funding requirements will depend on a number of factors, including:

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

If we do not obtain regulatory approval of Afrezza in foreign jurisdictions, we will not be able to market Afrezza in such jurisdictions, which could limit our commercial revenues. We may not continue to be successful in establishing or maintaining regional partnerships or other arrangements with third parties for the commercialization of Afrezza outside of the United States.*

Although Afrezza has been approved in the United States by the FDA and in Brazil by ANVISA, we have not yet obtained approval in any other jurisdiction. In order to market Afrezza in a foreign jurisdiction, we must obtain regulatory approval in each such foreign jurisdiction, and we may never be able to obtain such approvals. The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of pharmaceutical products outside the United States are subject to extensive regulation by foreign regulatory authorities, whose regulations differ from country to country. We will be required to comply with different regulations and policies of the jurisdictions where we seek approval for Afrezza, and we have not yet identified all of the requirements that we will need to satisfy to submit Afrezza for approval for other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support the approval of Afrezza in the United States.

Our current strategy for the future commercialization of Afrezza outside of the United States, subject to receipt of the necessary regulatory approvals, is to seek and establish regional partnerships in foreign jurisdictions where there are commercial opportunities. It may be difficult to find or maintain collaboration partners that are able and willing to devote the time and resources necessary to successfully commercialize Afrezza. Collaborations with third parties may require us to relinquish material rights, including revenue from commercialization, agree to unfavorable terms or assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-

party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We may also face significant competition in seeking collaboration partners, especially in the current market, and may not be able to find a suitable collaboration partner in a timely manner on acceptable terms, or at all. Any of these factors could cause delay or prevent the successful commercialization of Afrezza in foreign jurisdictions and could have a material and adverse impact on our business, financial condition and results of operations and the market price of our common stock and other securities could decline.

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

We have a history of operating losses, we expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

We are not currently profitable and have rarely generated positive net cash flow from operations. As of June 30, 2019, we had an accumulated deficit of $3.0 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill, inventory and property, plant and equipment, and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of Afrezza. In addition, under our Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin through 2026. As of the date of this report, there was €82.1 million remaining in aggregate purchase commitments under this agreement. We may not have the necessary capital resources on hand in order to service this contractual commitment.

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

We have a substantial amount of debt, and we may be unable to make required payments of interest and principal as they become due.*

As of the date of this report, we have $120.3 million principal amount of outstanding debt consisting of:

•

$5.0 million principal amount of 2024 convertible notes bearing interest at 5.75% per annum, with interest payable in cash semiannually in arrears on February 15 and August 15 of each year, and maturing in November 2024, all of which is convertible into shares of our common stock at the option of holder at a conversion price of $3.00 per share;

•	$5.3 million principal amount of 2020 notes, half of which mature in June 2020 and half of which mature in December 2020;
•

$70.1 million principal amount of indebtedness under the New Mann Group Loan Arrangement bearing interest at a fixed rate of 7.00% per annum compounded quarterly and maturing in November 2024, $35.0 million of which is convertible into shares of our common stock at the option of The Mann Group at a conversion price of $2.50 per share; and

•	$40.0 million principal amount under the MidCap Credit Facility, bearing interest at an annual rate equal to LIBOR plus 6.75%, subject to a LIBOR floor of 2.00%, and maturing in August 2024.

Under the MidCap Credit Facility, our interest rate on borrowed amounts is dependent on LIBOR, which is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally, is currently scheduled to be phased out in 2021. Before LIBOR is phased out, we may need to renegotiate the MidCap Credit Facility to replace LIBOR with a new standard, which has yet to be established. The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on our loans under the MidCap Credit Facility. We cannot provide assurance that future interest rate changes will not have a material negative impact on our business, financial position, or operating results.

Further, the MidCap Credit Facility requires us, and any debt arrangements we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

•	dispose of assets;
•	complete mergers or acquisitions;
•	incur indebtedness or modify existing debt agreements;
•	amend or modify certain material agreements;
•	engage in additional lines of business;
•	encumber assets;
•	pay dividends or make other distributions to holders of our capital stock;
•	make specified investments;
•	change certain key management personnel or organizational documents; and
•	engage in transactions with our affiliates.

The restrictive covenants in the MidCap Credit Facility could prevent us from pursuing business opportunities that we or our stockholders may consider beneficial.

The MidCap Credit Facility also contains a covenant relating to trailing twelve month minimum Afrezza Net Revenue requirements (as defined in the Credit Agreement), tested on a monthly basis, as described in more detail in the MidCap Credit Facility. If we fail to meet this covenant, we may lose the ability to borrow the Tranche 2 advance and the Tranche 3 advance if the other conditions for those advances are satisfied, and any outstanding borrowings, together with accrued interest, under the MidCap Credit Facility could be declared immediately due and payable.

A breach of any of these covenants could result in an event of default under the MidCap Credit Facility.  If we default under our obligations under the MidCap Credit Facility, the lender could proceed against the collateral granted to them to secure our indebtedness or declare all obligations under the MidCap Credit Facility to be due and payable. In certain circumstances, procedures by the lender could result in a loss by us of all of our equipment and inventory, which are included in the collateral granted to the lender. In addition, upon any distribution of assets pursuant to any liquidation, insolvency, dissolution, reorganization or similar proceeding, the holders of secured indebtedness will be entitled to receive payment in full from the proceeds of the collateral securing our secured indebtedness before the holders of other indebtedness or our common stock will be entitled to receive any distribution with respect thereto.

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the terms of our indebtedness when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2024 convertible notes, the holders of such debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2024 convertible notes or the MidCap Term Loan, or if we fail to repay or repurchase the 2024 convertible notes, 2020 notes, MidCap Term Loan or borrowings under The New Mann Group Loan Arrangement when required, we will be in default under the instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

•

A Medicare Part D coverage gap discount program, in which manufacturers must agree to now offer 75% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

If we do not comply with regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined or forced to remove a product from the market, subject to criminal prosecution, or experience other adverse consequences, including restrictions or delays in obtaining regulatory marketing approval.*

Even if we comply with regulatory requirements, we may not be able to obtain the labeling claims necessary or desirable for product promotion. We may also be required to undertake post-marketing studies. For example, with the approval of Afrezza, the FDA has required that we conduct a five-year, randomized, controlled trial in patients with type 2 diabetes, the primary objective of which is to compare the incidence of pulmonary malignancy observed with Afrezza to that observed in a standard of care control group. To date, we have not enrolled any subjects in this trial.

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

Our stock price is volatile and may affect the market price of our common stock and other securities.*

The trading price of our common stock has been and is likely to continue to be volatile. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue.

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

The future sale of our common stock or the exchange or conversion of our convertible debt into, or exercise of our outstanding warrants for, common stock could negatively affect the market price of our common stock and other securities.*

As of July 16, 2019, we had 189,616,126 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise the issuance of additional shares of our common stock upon the exchange or conversion of some or all of our 2024 convertible notes or borrowings under The New Mann Group Loan Arrangement upon issuance of our outstanding warrants, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

Because we do not expect to pay dividends in the foreseeable future, you must rely on stock appreciation for any return on any investment in our common stock.*

We have paid no cash dividends on any of our capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future, and payment of cash dividends, if any, will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Pursuant to the MidCap Credit Facility, we are subject to contractual restrictions on the payment of dividends. There is no guarantee that our common stock will appreciate or maintain its current price. You could lose the entire value of any investment in our common stock.

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

4.19

Eleventh Amendment to Facility Agreement, dated June 18, 2019 by and among MannKind, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on June 19, 2019).

4.20

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

4.22

Form of Warrant to Purchase Common Stock issued November 16, 2015 (incorporated by reference to Exhibit 4.17 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 15, 2016).

4.23

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

10.1

Exchange Agreement, dated July 18, 2019, by and among MannKind Corporation, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 18, 2019).

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

Dated: August 7, 2019	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ STEVEN B. BINDER
Steven B. Binder
Chief Financial Officer (Principal Financial and Accounting Officer)