Form 10-Q
period 2019-09-30
MANNKIND CORP
filed 2019-11-08
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, there were 206,408,240 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2019

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$30,173	$71,157
Restricted cash	316	527
Short-term investments	19,885	—
Accounts receivable, net	4,093	4,017
Inventory	3,692	3,597
Prepaid expenses and other current assets	3,584	2,556
Total current assets	61,743	81,854
Property and equipment, net	27,126	25,602
Right-of-use and other assets	6,271	249
Total assets	$95,140	$107,705

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$11,664	$5,379
Accrued expenses and other current liabilities	14,298	15,022
Facility financing obligation	—	11,298
Senior convertible notes - current	2,520	—
Deferred revenue - current	32,212	36,885
Recognized loss on purchase commitments - current	3,593	6,657
Total current liabilities	$64,287	$75,241
Senior convertible notes	7,437	19,099
Credit facility	38,798	—
Promissory notes	70,019	72,089
Accrued interest - promissory notes	807	6,835
Recognized loss on purchase commitments - long term	85,858	91,642
Deferred revenue - long term	2,631	10,680
Milestone rights liability	7,263	7,201
Operating lease liabilities	2,746	—
Total liabilities	$279,846	$282,787
Commitments and contingencies
Stockholders' deficit:
Common stock, $0.01 par value - 280,000,000 shares authorized, 206,407,551 and 187,029,967 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	$2,064	$1,870
Additional paid-in capital	2,790,890	2,763,067
Accumulated other comprehensive loss	(20)	(19)
Accumulated deficit	(2,977,640)	(2,940,000)
Total stockholders' deficit	$(184,706)	$(175,082)
Total liabilities and stockholders' deficit	$95,140	$107,705

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Net revenue - commercial product sales	$6,402	$4,387	$17,543	$11,542
Revenue - collaborations and services	8,193	82	29,502	232
Revenue - other	—	—	—	53
Total revenues	14,595	4,469	47,045	11,827
Expenses:
Cost of goods sold	7,099	5,303	15,446	14,406
Cost of revenue - collaborations and services	1,836	—	5,512	—
Research and development	1,580	2,043	4,879	7,653
Selling, general and administrative	16,666	19,394	58,948	61,740
Gain on foreign currency translation	(3,807)	(728)	(4,495)	(3,107)
Total expenses	23,374	26,012	80,290	80,692
Loss from operations	(8,779)	(21,543)	(33,245)	(68,865)
Other (expense) income:
Interest income	220	144	794	305
Interest expense on notes	(4,126)	(993)	(5,283)	(4,496)
Interest expense on promissory notes	(1,162)	(1,074)	(3,351)	(3,234)
Gain (loss) on extinguishment of debt	3,529	(712)	3,529	(765)
Other income (expense)	(52)	10	(84)	71
Total other expense	(1,591)	(2,625)	(4,395)	(8,119)
Loss before provision for income taxes	(10,370)	(24,168)	(37,640)	(76,984)
Provision for income taxes	—	—	—	(240)
Net loss	$(10,370)	$(24,168)	$(37,640)	$(77,224)
Net loss per share - basic and diluted	$(0.05)	$(0.16)	$(0.20)	$(0.56)
Shares used to compute basic and diluted net loss per share	199,906	153,597	191,786	138,307

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(10,370)	$(24,168)	$(37,640)	$(77,224)
Other comprehensive income (loss):
Cumulative translation gain	(1)	—	(1)	(1)
Comprehensive loss	$(10,371)	$(24,168)	$(37,641)	$(77,225)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
BALANCE, JANUARY 1, 2018	119,053	$1,191	$2,638,992	$(18)	$(2,854,898)	$(214,733)
Adjustment to adopt ASU 2016-09	—		—	—	1,873	1,873
Issuance of common stock from the release of restricted stock units	60	1	(82)	—	—	(81)
Issuance of common stock under Employee Stock Purchase Plan	137	1	—	—	—	1
Stock-based compensation expense	—	—	1,943	—	—	1,943
Issuance of common stock pursuant to conversion of Facility Financing Obligation	3,549	35	9,372	—	—	9,407
Issuance of stock pursuant to conversion of former Related Party Notes	3,000	30	8,130	—	—	8,160
Cumulative translation gain	—	—	—	3	—	3
Amortization of shelf fees	—	—	(5)	—	—	(5)
Issuance of common stock in at-the-market offering	214	2	632	—	—	634
Issuance costs associated with at-the-market offering	—	—	(25)	—	—	(25)
Net loss	—	—	—	—	(30,385)	(30,385)
BALANCE, MARCH 31, 2018	126,013	$1,260	$2,658,957	$(15)	$(2,883,410)	$(223,208)

Issuance of common stock from the release of restricted stock units	108	1	(105)	—	—	(104)
Exercise of Stock Options	3		2			2
Stock-based compensation expense	—	—	2,209	—	—	2,209
Issuance of common stock pursuant to conversion of Facility Financing Obligation	3,061	31	5,969	—	—	6,000
Issuance of common stock pursuant to conversion of Senior Convertible Notes	2,250	22	4,420	—	—	4,442
Cumulative translation loss	—	—	—	(3)	—	(3)
Amortization of shelf fees	—	—	(7)	—	—	(7)
Issuance of common stock under Market Price Stock Purchase Plan	184	2	333	—	—	335
Issuance of common stock in direct placement		—	27,860	—	—	27,860
Issuance costs associated with direct placement	14,000	140	(1,610)	—	—	(1,470)
Net loss	—	—	—	—	(22,675)	(22,675)
BALANCE, JUNE 30, 2018	145,619	$1,456	$2,698,028	$(18)	$(2,906,085)	$(206,619)

Exercise of Stock Options	2	—	2	—	—	2
Issuance of common stock under Employee Stock Purchase Plan	263	2	341	—	—	343
Stock-based compensation expense	—	—	1,562	—	—	1,562
Issuance of common stock pursuant to conversion of Facility Financing Obligation	13,117	131	22,590	—	—	22,721
Issuance of common shares from the release of restricted stock units	20	—	—
Issuance of common stock pursuant to conversion of Senior Convertible Notes	476	5	533	—	—	538
Issuance of common stock in at-the-market offering	—	—	183	—	—	183
Issuance costs associated with at-the-market offering	—	—	(7)	—	—	(7)
Net loss	—	—	—	—	(24,164)	(24,164)
BALANCE, SEPTEMBER 30, 2018	159,497	$1,594	$2,723,232	$(18)	$(2,930,249)	$(205,441)

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except per share data)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
BALANCE, JANUARY 1, 2019	187,030	$1,870	$2,763,067	$(19)	$(2,940,000)	$(175,082)
Exercise of stock options	3	—	3	—	—	3
Issuance of common stock from the release of restricted stock units	63	1	(2)	—	—	(1)
Issuance of common stock under Employee Stock Purchase Plan	296	3	314	—	—	317
Stock-based compensation expense	—	—	1,104	—	—	1,104
Issuance of common stock pursuant to conversion of Senior Convertible Notes	386	4	534	—	—	538
Net loss	—	—	—	—	(14,883)	(14,883)
BALANCE, MARCH 31, 2019	187,778	$1,878	$2,765,020	$(19)	$(2,954,883)	$(188,004)

Exercise of stock options	14	—	15	—	—	15
Issuance of common stock from the release of restricted stock units	87	1	(1)	—	—	—
Stock-based compensation expense	—	—	2,568	—	—	2,568
Issuance of common stock in at-the-market offering	1,568	15	1,835	—	—	1,850
Issuance costs associated with at-the-market placement	—	—	(41)	—	—	(41)
Net loss	—	—	—	—	(12,387)	(12,387)
BALANCE, JUNE 30, 2019	189,447	$1,894	$2,769,396	$(19)	$(2,967,270)	$(195,999)

Exercise of stock options	29	—	31	—	—	$31
Issuance of common stock from the release of restricted stock units	547	6	(6)	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	356	4	335	—	—	339
Stock-based compensation expense	—	—	1,640	—	—	1,640
Issuance of common stock pursuant to conversion of Senior Convertible Notes	4,525	45	4,992	—	—	5,037
Issuance of common stock pursuant to conversion of Facility Financing Obligation	4,193	42	4,533	—	—	4,575
Issuance of common stock pursuant to conversion of Promissory Notes	7,143	71	7,929	—	—	8,000
Issuance of common stock in at-the-market offering	168	2	186	—	—	188
Issuance of warrants pursuant to Credit facility	—	—	1,854	—	—	1,854
Net loss	—	—	—	(1)	(10,370)	(10,371)
BALANCE, SEPTEMBER 30, 2019	206,408	$2,064	$2,790,890	$(20)	$(2,977,640)	$(184,706)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,640)	$(77,224)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and accretion	407	2,489
Amortization of right-of-use assets	903	—
Stock-based compensation expense	5,312	5,715
(Gain) loss on extinguishment of debt	(3,529)	765
Gain on sale, abandonment/disposal or impairment of property and equipment	—	(10)
Gain on foreign currency translation	(4,495)	(3,107)
Interest expense on promissory notes	3,517	3,345
Write-off of inventory	—	1,792
Payment-in-kind interest on promissory notes	(32,822)	—
Other, net	103	106
Changes in operating assets and liabilities:
Accounts receivable, net	(76)	(74)
Inventory	(95)	(1,920)
Prepaid expenses and other current assets	(1,028)	(5)
Right-of-use and other assets	(356)	200
Accounts payable	6,282	(1,169)
Accrued expenses and other current liabilities	(134)	560
Deferred revenue	(12,721)	11,983
Recognized loss on purchase commitments	(4,395)	(6,165)
Operating lease liabilities	(1,064)	—
Accrued interest - promissory notes	(1,545)	—
Net cash used in operating activities	(83,376)	(62,719)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of limited liability company ownership interest	(300)	—
Proceeds from sale of property and equipment	—	10
Purchase of property and equipment	(2,456)	—
Proceeds from sale of treasury bills	24,995	—
Purchase of treasury bills	(44,880)	—
Net cash used in investing activities	(22,641)	10
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	50	—
Principal payments on facility financing obligation	(6,920)	(2,000)
Proceeds of senior convertible notes	9,910	—
Payment of senior convertible notes	(11,081)	—
Proceeds from Midcap credit facility	40,000	—
Issuance cost associated with Midcap credit facility	(886)	—
Proceeds from promissory notes	70,051	—
Issuance cost associated with promissory notes	(33)	—
Principal payments on promissory notes	(38,264)	—
Proceeds from direct placement of common stock	—	28,000
Issuance cost associated with direct placement	—	(1,610)
Payment of employment taxes related to vested restricted stock units	—	(184)
Proceeds from executive stock purchase plan	—	335
Proceeds from issuance of common stock pursuant to at-the-market offering	2,042	819
Issuance cost associated with in at-the-market offering	(47)	(33)
Net cash (used) provided by financing activities	64,822	25,327
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(41,195)	(37,382)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	71,684	48,355
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$30,489	$10,973
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash, net of amounts capitalized	$—	$2,895
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment in progress in accounts payable	$203	$—
Addition of right-of-use assets upon adoption of new lease guidance	$5,192	$—
Payment of senior convertible notes through common stock issuance	$4,500	$—
Principal and interest payments on promissory notes through common stock issuance	$8,000	$8,160
Payment of interest on senior convertible notes through common stock issuance	$1,075	$—
Common stock issuance to settle employee stock purchase plan liability	$656	$—
Payment of facility obligation through common stock issuance	$4,575	$—
Payment of note obligations through common stock issuance	$—	$42,912
Accrued but unpaid debt issuance costs	$—	$146

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2019 may not be indicative of the results that may be expected for the full year.

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

Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

 The Company is not currently profitable and has rarely generated positive net cash flows from operations. In addition, the Company expects to continue to incur significant expenditures for the foreseeable future in support of its manufacturing operations, sales and marketing costs for Afrezza, and collaboration and development costs for product candidates in the Company’s pipeline. As a result, the Company had an accumulated deficit of $3.0 billion, $120.1 million of total principal amount of outstanding borrowings, and limited capital resources of $30.2 million in cash and cash equivalents and $19.9 million in short-term investments as of September 30, 2019. These financial conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In August 2019, the Company and MannKind LLC entered into a credit and security agreement with MidCap Financial Trust (the “MidCap Credit Facility” or “Credit Facility”) to recapitalize its debt structure (the “recapitalization”) (Refer to Note 7 – Borrowings for further details).  The Credit Facility is comprised of a $75.0 million senior secured credit facility, of which $40.0 million was outstanding as of September 30, 2019 and the remaining $35.0 million will become available under the following conditions: (1) $10.0 million will be made available through April 15, 2020 if the Company’s trailing 12 month Afrezza product net revenue is equal to or greater than $30.0 million and (2) the remaining $25.0 million will be made available through June 30, 2021 upon the satisfaction of certain milestones associated with the Company’s license agreement with United Therapeutics (see Note 8 – Collaborations and Licensing Arrangements).

Principal payments on the Credit Facility begin in September 2021.  In addition, the MidCap Credit Facility contains certain covenants, one of which includes a requirement to maintain a minimum of $15.0 million of unrestricted cash and cash equivalents.  This amount will increase to $20 million if the Company draws the aforementioned additional funding that may be made available.

As part of the recapitalization, the Company converted shares of common stock, made repayments on outstanding borrowings, and used some of the proceeds from the MidCap Credit Facility proceeds to:

1)	Fully repay the remaining $5.0 million due on its financing facility with Deerfield Private Design Fund II L.P. and Deerfield Private Design International I L.P.,
2)

Pay down the Company’s obligation to The Mann Group (including accrued interest) by $11.0 million and restructure the remaining $70.1 million of debt into two notes, extending maturity dates and principal repayment requirements from July 2021 to November 2024.  One note in the amount of $35.1 million is convertible into MannKind common stock at $2.50 per share.  Interest can be paid in kind or in MannKind common stock.

3)

Reduce the Senior Convertible Notes due 2021 by $8.5 million and restructure the remaining $10.2 million to $2.6 million due June 2020, $2.6 million due December 2020 and $5.0 million due November 2024.  The $5.0 million due in November 2024 can be converted in MannKind common stock at $3.00 per share.  Interest can be paid in MannKind common stock or in cash.

The Company’s capital resources may not be sufficient to continue to meet its current and anticipated obligations over the next twelve months if the Company cannot increase its operating cash inflows by growing its prescription and revenue base and/or obtain access to the remaining $35.0 million borrowings that may become available under its Credit Facility.  In the event these capital resources are not sufficient, the Company may need to raise additional capital through the sale of equity or debt securities, enter into strategic business collaboration agreements with other companies, seek other funding facilities, seek other licensing arrangements, sell assets and/or other means. However, the Company cannot provide assurances that additional capital will be available on acceptable terms or at all.

If the Company is unable to meet its current and anticipated obligations over the next twelve months through its existing capital resources, or obtain new sources of capital when needed, the Company may have to delay, reduce the scope of its manufacturing operations, reduce or eliminate one or more of its development programs, make significant changes to its operating plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company has two types of contracts with customers: (i) contracts for commercial product sales with wholesale distributors and specialty pharmacies and (ii) collaboration arrangements.

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

The Company recognizes revenue on product sales when the Customer obtains control of the Company's product, which occurs at delivery for wholesale distributors and at shipment for specialty pharmacies. Product revenues are recorded net of applicable reserves for variable consideration, including discounts and allowances.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analysis also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of September 30, 2019 and, therefore, the transaction price was not reduced further during the nine months ended September 30, 2019. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net revenue – commercial product sales and earnings in the period such variances become known.

Trade Discounts and Allowances — The Company generally provides Customers with discounts which include incentives, such as prompt pay discounts, that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company compensates (through trade discounts and allowances) its Customers for sales order management, data, and distribution services. However, the Company has determined such services received to date are not distinct from the Company’s sale of products to the Customer and, therefore, these payments have been recorded as a reduction of revenue and as a reduction to accounts receivable, net.

Product Returns — Consistent with industry practice, the Company generally offers Customers a right of return for unopened product that has been purchased from the Company for a period beginning six months prior to and ending 12 months after its expiration date, which lapses upon shipment to a patient. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to accounts receivable, net. The Company currently estimates product returns using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company’s current return reserve percentage is estimated to be in the single-digits.

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

Government Rebates — The Company is subject to discount obligations under Medicare and state Medicaid programs. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

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

Revenue Recognition – Revenue – Collaborations and Services— The Company enters into licensing or research agreements under which the Company licenses certain rights to its product candidates to third parties or conducting research services to third parties. The terms of these arrangements may include, but are not limited to payment to the Company of one or more of the following:  nonrefundable up-front license fees; development, regulatory, and commercial milestone payments; payments for manufacturing commercial and clinical supply services the Company provides; and royalties on net sales of licensed products and sublicenses of the rights. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment such as determining the performance obligation in the contract and determining the stand-alone selling price for each performance obligation identified in the contract. If an arrangement has multiple performance obligations, the allocation of the transaction price is determined from observable market inputs, and the Company uses key assumptions to determine the stand-alone selling price, which may include development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. Revenue is recognized based on the measurement of progress as the performance obligation is satisfied and consideration received that does not meet the requirements to satisfy the revenue recognition criteria is recorded as deferred revenue. Current deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that the Company expects will not be recognized within the next 12 months are classified as long-term deferred revenue. For further information see Note 8 — Collaborations and Licensing Arrangements.

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

The Company’s collaboration agreements typically entitle the Company to additional payments upon the achievement of development, regulatory and sales milestones. If the achievement of a milestone is considered probable at the inception of the collaboration, the related milestone payment is included with other collaboration consideration, such as upfront fees and research funding, in the Company’s revenue calculation. If these milestones are not considered probable at the inception of the collaboration, the milestones will typically be recognized in one of two ways depending on the timing of when the milestone is achieved.  If the milestone is improbable at inception and subsequently deemed probable of achievement, such will be added to the transaction price, resulting in a cumulative adjustment to revenue.  If the milestone is achieved after the performance period has completed and all performance obligations have been delivered, the Company will recognize the milestone payment as revenue in its entirety in the period the milestone was achieved.

The Company’s collaborative agreements, for accounting purposes, represent contracts with customers and therefore are not subject to accounting literature on collaborative agreements. The Company grants licenses to its intellectual property, supplies raw materials or finished goods and provides research and development services, all of which are outputs of the Company’s ongoing activities, in exchange for consideration. The Company does not develop assets jointly with collaboration partners, and does not share in significant risks of their development or commercialization activities. Accordingly, the Company concluded that its collaborative agreements must be accounted for pursuant to Topic 606, Revenue from Contracts with Customers.

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

Cost of Goods Sold — Cost of goods sold includes material, labor costs and manufacturing overhead. Cost of goods sold also includes a significant component of current period manufacturing costs in excess of costs capitalized into inventory (excess capacity costs).  These costs, in addition to the impact of the annual revaluation of inventory to standard costs, and write-offs of inventory are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. The cost of goods sold excludes the cost of insulin purchased under our Insulin Supply Agreement (see Note 11 – Commitments and Contingencies). All insulin inventory on hand and the full purchase commitment contract to purchase future insulin was written off as of the end of 2015.

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

Short-term Investments —The Company’s short-term investments consist of U.S. Treasury securities stated at amortized cost which the Company intends to hold until maturity. Those with maturities less than 12 months are included in short-term investments and any investments with maturities in excess of twelve months are included in long-term investments in our condensed consolidated balance sheets. The Company did not record any material gains or losses on these securities during the nine months ended September 30, 2019.

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

Recognized Loss on Purchase Commitments — The Company assesses whether losses on long term purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for the future purchases are recognized unless recoverable. When making the assessment, the Company also considers whether it is able to renegotiate with its vendors. The recognized loss on purchase commitments is reduced as inventory items are received. If, subsequent to an accrual, a purchase commitment is successfully renegotiated, the gain is recognized in the Company’s condensed consolidated statement of operations. The liability balance of the recognized loss on insulin purchase commitments is $89.5 million and $98.3 million as of September 30, 2019 and December 31, 2018, respectively. No new contracts were identified in 2019 or 2018 that required a new loss on purchase commitment accrual.

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

The computation of basic and diluted net loss per share for the nine months ended September 30, 2019 and 2018 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive while the Company is in a net loss position:

	Nine months ended September 30,
	2019	2018
Vesting of restricted stock units	1,122,283	1,169,340
Employee stock purchase plan	147,675	97,598
Exercise of common stock options	15,361,337	11,431,526
Conversion of Senior Convertible Notes into common stock	1,666,667	3,629,627
Conversion of Promissory Notes into common stock	14,000,000	21,909,541
Exercise of common stock warrants	31,856	31,856
Exercise of warrants associated with Midcap Credit Facility	1,171,614	—
Exercise of warrants associated with public offering	23,333,333	—
Exercise of warrants associated with direct placement	—	14,000,000
Total shares	56,834,765	52,269,488

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

2. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable, gross	$6,364	$5,198
Wholesaler distribution fees and prompt pay discounts	(1,358)	(868)
Reserve for returns	(913)	(313)
Accounts receivable, net	$4,093	$4,017

As of September 30, 2019 and December 31, 2018, the allowance for doubtful accounts was de minimis. As of September 30, 2019 and December 31, 2018, the Company had three wholesale distributors representing approximately 98% and 89% of gross accounts receivable, respectively.

3. Inventories

Inventories consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$986	$1,337
Work-in-process	1,675	1,605
Finished goods	1,031	655
Total inventory	$3,692	$3,597

Work-in-process and finished goods as of September 30, 2019 and December 31, 2018 include conversion costs but not insulin cost. All insulin inventory on hand was written off and the projected loss on the purchase commitment contract to purchase future insulin was accrued as the end of 2015. The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value.

The Company performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand at September 30, 2019.  Inventory that was forecasted to become obsolete due to expiration is recorded in costs of goods sold in the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2019, there was no inventory write-off. For the three and nine months ended September 30, 2018, the Company recorded a $1.0 million and $1.8 million charge, respectively, to write-off inventory that may expire prior to being sold which was recorded as cost of goods sold.

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated Useful
	Life (Years)	September 30, 2019	December 31, 2018
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	37,543	34,967
Machinery and equipment	3-15	61,575	61,217
Furniture, fixtures and office equipment	5-10	3,004	2,954
Computer equipment and software	3	8,355	8,355
Construction in progress	—	17	342
Total property and equipment, gross		128,758	126,099
Less accumulated depreciation		(101,632)	(100,497)
Total property and equipment, net		$27,126	$25,602

Depreciation expense related to property and equipment for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation Expense	$396	$404	$1,135	$1,289

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	September 30, 2019	December 31, 2018
Salary and related expenses	$7,563	$8,110
Discounts and allowances for commercial product sales	3,009	2,656
Deferred lease liability	1,407	257
Current portion of Milestone Rights liability	—	1,643
Accrued repairs and maintenance	798	—
Professional fees	607	741
Sales and marketing services	223	88
Accrued interest	319	492
Other	372	1,035
Total accrued expenses and other current liabilities	$14,298	$15,022

6. Loan Arrangement with Former Related Party

In October 2007, the Company entered into a loan agreement (the “Mann Group Notes” or “Promissory Notes”) with The Mann Group LLC (“The Mann Group”), which has been amended from time to time (including in August 2019 – see Note 7 – Borrowings).  During his lifetime, The Mann Group was controlled by Alfred Mann, who also served as the Company’s chief executive officer until January 2015 and its chairman until February 2016.  Following Mr. Mann’s death in February 2016, control of The Mann Group was assumed by the trustees of the Alfred E. Mann Living Trust (the sole member and managing director of The Mann Group).  None of the trustees is a member of the Company’s management or has the ability to influence the Company.

At the time of Mr. Mann’s death, he beneficially owned approximately 36% of the outstanding shares of the Company’s common stock, including those held by The Mann Group.  Over the next three years, the trustees disposed of a substantial portion of these holdings in accordance with the terms of the applicable trust documents and with Mr. Mann’s instructions. As of October 22, 2019, Mann Group holds approximately 9.2 million shares, which represents less than 5% of the Company’s outstanding common stock. The Company has reserved an additional 14,000,000 shares for issuance to The Mann Group upon the conversion of outstanding amounts under the Mann Group Notes.  The Mann Group convertible note contains a provision that limits conversion to the extent that doing so would result in The Mann Group beneficially owning in excess of 9.99% (19.99% upon 65 days’ written notice from The Mann Group) of the outstanding shares of the Company’s common stock.

Given that the trustees of the Alfred Mann Living Trust have no influence over, or involvement in the operations of, the Company, the Company has ceased to identify The Mann Group as a related party in its condensed consolidated balance sheets, condensed consolidated statement of operations and the condensed consolidated statement of cash flows. Specifically, the condensed consolidated balance sheet reflects $70.0 million in carrying amount in respect of the Mann Group Notes whereas the Company’s Form 10-Q filed on August 7, 2019 reflects $72.0 million as related party notes and $9.1 million as accrued interest due to related party in the corresponding condensed consolidated balance sheet as of June 30, 2019.

7. Borrowings

Carrying amount of borrowings consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Deerfield Credit Facility	$—	$11,298
Senior convertible notes	9,957	19,099
Midcap Credit Facility	38,798	—
Mann Group promissory notes	70,019	72,089
Total debt - net carrying amount	$118,774	$102,486

During the third quarter, the Company discharged its obligations to its former senior secured lender, entered into a credit agreement with a new senior secured lender and restructured the obligations owed to its other lenders, as summarized in the following table:

Obligation	As of June 30, 2019				As of September 30, 2019
	Amount Due	Annual interest rate	Maturity date	Conversion price	Amount Due	Annual interest rate	Maturity date	Conversion price
Deerfield Credit Facility	$4.0 million	9.75%	July 2019	N/A	—	—	—	—
	$5.0 million	9.75%	August 2019	N/A	—	—	—	—
MidCap Credit Facility	—	—	—	—	$40.0 million	one-month LIBOR (2% floor) plus 6.75%	August 2024	N/A
Senior convertible notes	$18.7 million	5.75%	October 2021	$5.15 per share	$5.0 million	5.75%	November 2024	$3.00 per share
June 2020 note					$2.6 million	—	June 2020	N/A
December 2020 notes					$2.6 million	—	December 2020	N/A
Mann Group promissory convertible note	$80.6 million (including accrued interest paid-in-kind)	5.84%	July 2021	$4.00 per share	$35.0 million	7.00%	November 2024	$2.50 per share
Mann Group promissory non-convertible note					$35.1 million	7.00%	November 2024	N/A

Deerfield Facility Financing Obligation – On July 1, 2013, the Company entered into a facility agreement (the “Deerfield Credit Facility”) with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”), which permitted it to borrow $160.0 million through the issuance of 9.75% notes due 2019 (“2019 notes”), $100.0 million of which were converted into shares of the Company’s common stock during 2013 and 2014.  The Company and Deerfield amended the Deerfield Credit Facility in 2014 to permit the Company to borrow an additional $20.0 million through the issuance of 8.75% notes (“Tranche B notes”).  The remaining $80.0 million in principal amount that was not converted during 2013 and 2014 ($60.0 million in 2019 notes and $20.0 million in Tranche B notes) was subject to a repayment schedule that began in July 2016.  By June 30, 2019, the Company had repaid all amounts owed under the Tranche B notes and owed approximately $9.0 million in respect of outstanding 2019 notes. On July 18, 2019, the Company entered into an exchange agreement with Deerfield pursuant to which, among other things, the Company (i) repaid approximately $2.4 million in aggregate principal amount of 2019 notes plus all accrued and unpaid interest, and (ii) issued an aggregate of 1,514,423 shares of the Company’s common stock to Deerfield in exchange for approximately $1.6 million in aggregate principal amount of 2019 notes.

On August 6, 2019, the Company entered into an exchange agreement with Deerfield pursuant to which, among other things, the Company (i) repaid $2.0 million of the aggregate principal amount of 2019 notes plus accrued and unpaid interest, (ii) issued an aggregate of 2,678,571 shares of MannKind’s common stock to Deerfield in exchange for $3.0 million in aggregate principal amount of 2019 notes and (iii) canceled the 2019 notes.

As of September 30, 2019, the Deerfield Credit Facility was paid in full. The unamortized debt issuance costs and debt discount were zero and $0.2 million as of September 30, 2019 and December 31, 2018, respectively.

Security Agreement — In connection with the Deerfield Credit Facility, the Company and its subsidiary, MannKind LLC, entered into a Guaranty and Security Agreement (the “Security Agreement”) with Deerfield and Horizon Santé FLML SÁRL (collectively, the “Purchasers”), pursuant to which the Company and MannKind LLC each granted the Purchasers a security interest in substantially all of their respective assets, including respective intellectual property, accounts receivables, equipment, general intangibles, inventory and investment property, and all of the proceeds and products of the foregoing. The Security Agreement included customary covenants by the Company and MannKind LLC, remedies of the Purchasers and representations and warranties by the Company and MannKind LLC. The security interests granted by the Company and MannKind LLC terminated on August 6, 2019 upon repayment of the Deerfield Credit Facility.

Milestone Rights — On July 1, 2013, in conjunction with the execution of the Deerfield Credit Facility, the Company issued to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÀRL, (the “Milestone Purchasers”) certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $75.0 million of which remains payable upon achievement of such milestones (the “Milestone Rights”), pursuant to a separate agreement (the “Milestone Agreement”) that continues beyond the expiration of the Deerfield Credit Facility and the Security Agreement.

As of September 30, 2019 and December 31, 2018, the remaining Milestone Rights liability balance was $8.9 million which is based on initial fair value estimates calculated using the income approach and reduced by milestone achievement payments made. During the quarter ended September 30, 2019, the Company achieved the first Afrezza net sales milestone specified in the Milestone Agreement.  As a result, the Company is required to deliver a milestone event notice to the Milestone Purchasers no later than the date of this quarterly report and make a payment of $5.0 million within three business days thereafter. The carrying value of this Milestone Rights liability is $1.6 million, which represents the fair value related to this payment, determined in 2013 (the most recent measurement date). Accordingly, $1.6 million was recorded as a current liability and $3.4 million was recognized as interest expense as of September 30, 2019. The remaining Milestone Right liability of $7.3 million remains non-current as of September 30, 2019.

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

MidCap Credit Facility — On August 6, 2019, the Company closed the MidCap Credit Facility, which provides a secured term loan facility in an aggregate principal amount of up to $75.0 million. The Company borrowed the first advance of $40.0 million (“Tranche 1”) on August 6, 2019. Under the terms of the MidCap Credit Facility, the second advance of $10.0 million (“Tranche 2”) will be available to the Company until April 15, 2020, subject to the Company’s satisfaction of certain conditions, including achieving Afrezza net revenue of at least $30.0 million on a trailing twelve month basis. Under the terms of the MidCap Credit Facility, the third advance of $25.0 million (“Tranche 3”) will be available to the Company until September 30, 2021, subject to the satisfaction of certain milestone conditions associated with the Company’s collaboration with United Therapeutics (see Note 8 – Collaborations and Licensing Arrangements). In addition, unamortized debt issuance costs were $0.8 million and unamortized debt discount was $0.3 million as of September 30, 2019.

Tranche 1 and, if borrowed, Tranche 2 and Tranche 3, each accrue interest at an annual rate equal to one-month LIBOR plus 6.75%, subject to a one-month LIBOR floor of 2.00%.  Interest on each term loan advance is due and payable monthly in arrears. Principal on each term loan advance under Tranche 1 and Tranche 2 is payable in 36 equal monthly installments beginning September 1, 2021, until paid in full on August 1, 2024, and principal on each term loan advance under Tranche 3 is payable beginning on the later of (i) September 1, 2021, and (ii) the first day of the first full calendar month immediately following such term loan advance, in an amount equal to the outstanding term loan advance in respect of Tranche 3 divided by the number of full calendar months remaining before August 1, 2024. The Company has the option to prepay the term loans, in whole or in part, subject to early termination fees in an amount equal to 3.00% of principal prepaid if prepayment occurs on or prior to the first anniversary of the closing date, 2.00% of principal prepaid if prepayment occurs after the first anniversary of the closing date but on or prior to the second anniversary of the closing date, and 1.00% of principal prepaid if prepayment occurs after the second anniversary of the closing date and prior to or on the third anniversary of the closing date. In connection with execution of the MidCap Credit Facility, the Company paid MidCap a $0.4 million origination fee.

Upon termination of the MidCap Credit Facility, the Company is required to pay an exit fee equal to 6.00% of the principal amount of all term loans advanced to the Company under the MidCap Credit Facility.

The Company’s obligations under the MidCap Credit Facility are secured by a security interest on substantially all of its assets, including intellectual property.

The MidCap Credit Facility contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions.  The Company must also comply with a financial covenant relating to trailing twelve month minimum Afrezza net revenue, tested on a monthly basis, and a minimum cash covenant of $15.0 million at all times prior to the funding of Tranche 2, and $20.0 million at all times following the funding of Tranche 2 or Tranche 3.

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

The Company also agreed to issue warrants to purchase shares of MannKind’s common stock (the “MidCap warrants”) upon the drawdown of each term loan advance under the MidCap Credit Facility in an aggregate amount equal to 3.25% of the amount drawn, divided by the exercise price per share for that tranche. The exercise price per share is equal to the volume-weighted average closing price of MannKind’s common stock for the ten business days immediately preceding the second business day before the issue date. As a result of Tranche 1, the Company issued warrants to purchase an aggregate of 1,171,614 shares of the Company’s common stock, at an exercise price equal to $1.11 per share. The MidCap warrants are immediately exercisable and expire on the earlier to occur of the seventh anniversary of the respective issue date or, in certain circumstances, the closing of a merger, sale or other consolidation transactions in which the consideration is cash, stock of a publicly traded acquirer, or a combination thereof.

Senior Convertible Notes — As of September 30, 2019 and December 31, 2018, there was $10.0 million and $18.7 million principal amount of senior convertible notes outstanding, respectively.

On August 6, 2019, the Company entered into a privately-negotiated exchange agreement with the holder of the Company’s 5.75% Senior Convertible Notes due 2021 (the “2021 notes”), pursuant to which, among other things, the Company (i) repaid $1.5 million in cash to such holder, (ii) issued 4,017,857 shares of MannKind’s common stock to such holder (at a conversion price of $1.12 per share), (iii) issued new 5.75% Convertible Senior Subordinated Exchange Notes due 2024 (the “2024 convertible notes”) to such holder in an aggregate principal amount of $5.0 million and (iv) issued two non-interest bearing promissory notes to such holder, each in the amount of $2.6 million, one of which will mature on June 30, 2020 (the “June 2020 note”) and the other of which will mature on December 31, 2020 (the “December 2020 note”, and together with the June 2020 note, the “2020 notes”), all in exchange for the cancellation of the $18.7 million in principal amount of the 2021 notes.  The 2020 notes may be prepaid at any time on or prior to their respective maturity dates at the option of MannKind.  In addition, MannKind may elect to pay the 2020 notes at any time on or prior to their respective maturity dates, if certain conditions are met, in shares of MannKind’s common stock at a price per share equal to the last reported sale price on the trading day immediately prior to the payment date.

The 2024 convertible notes were issued pursuant to an indenture, dated as of August 6, 2019, between MannKind and U.S. Bank National Association, as trustee (the “Indenture”).  The 2024 convertible notes are MannKind’s general, unsecured obligations, and are subordinated in right of payment to the indebtedness incurred pursuant to the MidCap Credit Facility. The 2024 convertible notes rank equally in right of payment with MannKind’s other unsecured senior debt. The 2024 convertible Notes accrue interest at the rate of 5.75% per year on the principal amount, payable semiannually in arrears on February 15 and August 15 of each year, beginning February 15, 2020, with interest accruing from August 6, 2019.  Interest on the 2024 convertible notes will be payable in cash or, at the option of MannKind if certain conditions are met, in shares of MannKind’s common stock at a price per share equal to the last reported sale price on the trading day immediately prior to the interest payment date.  The 2024 convertible notes will mature on the earlier of (i) November 4, 2024 or (ii) the 91st day after the payment in full of, and termination and discharge of all obligations (other than contingent indemnity obligations) under the MidCap Credit Facility.

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

As a result of the exchange of the senior convertible notes, the Company recorded $3.1 million as an extinguishment gain. The unamortized premium was zero and $0.4 million as of September 30, 2019 and December 31, 2018, respectively.

Mann Group promissory notes - On August 5, 2019, MannKind entered into a privately-negotiated exchange agreement (the “Mann Group Exchange Agreement”) with The Mann Group, pursuant to which, among other things, MannKind  (i) repaid $3.0 million in cash to The Mann Group, (ii) issued 7,142,857 shares of MannKind’s common stock to The Mann Group (at a conversion price of $1.12 per share), (iii) issued a new convertible promissory note (the “Mann Group convertible note”) to the Mann Group in an aggregate principal amount of $35.0 million and (iv) issued a new non-convertible promissory note (the “Mann Group non-convertible note,” together with the Mann Group convertible note, the “Mann Group Notes ”) to the Mann Group in an aggregate principal amount of $35.1 million, all in exchange for the cancellation of the $71.5 million in principal and approximately $9.5 million in accrued interest paid-in-kind under the Mann Group Loan Arrangement.

The Mann Group convertible note and Mann Group non-convertible note each accrue interest at the rate of 7.00% per year on the principal amount, payable quarterly in arrears on the first day of each calendar quarter beginning October 1, 2019.

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

The Company recorded $0.4 million as an extinguishment gain. The unamortized premium and unaccreted debt issuance costs was zero and $0.6 million as of September 30, 2019 and December 31, 2018, respectively.

Unlike the presentation in previous periods, the Mann Group is not identified as a related party in the condensed consolidated balance sheets, the condensed consolidated statement of operations and the condensed consolidated statement of cash flows.  As previously reported in the Company’s Form 10-Q filed on August 7, 2019, $72.0 million was classified as related party notes and $9.1 million was classified as accrued interest due to related party in the condensed consolidated balance sheet as of June 30, 2019.

Amortization of the premium and accretion of debt issuance costs related to all borrowings for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization of debt premium	$858	$94	$1,049	$244
Amortization of debt discount	$8	$375	$149	$1,072
Accretion expense - debt issuance cost	$34	$22	$84	$47

8. Collaborations and Licensing Arrangements

Revenue from collaborations and services for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three Months ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
UT License Agreement	$7,861	$—	$23,255	$—
UT Research Agreement	158	—	5,874	—
Receptor Collaboration and License Agreement	62	45	187	171
Biomm	75	—	75	—
Cipla License and Distribution Agreement	37	37	111	61
	$8,193	$82	$29,502	$232

United Therapeutics License Agreement – In September 2018, the Company and United Therapeutics Corporation (“United Therapeutics” or “UT”) entered into an exclusive global license and collaboration agreement (the “UT License Agreement”) for the rights to the Company’s dry powder formulation of treprostinil (“TreT”) and associated inhalation delivery devices. Under the UT License Agreement, UT will be responsible for global development, regulatory and commercial activities with respect to TreT. The Company will manufacture clinical supplies and initial commercial supplies of TreT.

Under the terms of the UT License Agreement, the Company received an upfront payment of $45.0 million in October 2018 and a $12.5 million milestone payment on March 29, 2019. The Company may receive additional milestone payments of up to $37.5 million upon the achievement of specified development targets. The Company will also be entitled to receive low double-digit royalties on net sales of TreT. UT, at its option, may expand the scope of the products covered by the UT License Agreement to include products with certain other active ingredients for the treatment of pulmonary arterial hypertension. Each such optioned product would be subject to UT’s payment to the Company of up to $40.0 million in additional option exercise and development milestone payments, as well as a low double-digit royalty on net sales of any such product. The Company recognizes revenue on a ratable basis from October 2018 through December 2021 – the estimated date when its performance obligations for development activities under UT License Agreement will be substantially completed. During the three and nine months ended September 30, 2019, the Company recognized  $7.9 million and $23.3 million, respectively, as revenue - collaborations and services. The total deferred revenue consists of $32.2 million of which $31.5 million is current and $0.7 million is long term. Deferred revenue is classified as part of current or long-term liability in the accompanying condensed consolidated balance sheets based on the Company’s estimate of the portion of the performance obligation regarding that revenue will be completed within the next 12 months, and includes payments received as well as payments receivable.

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

The Company allocated the total $10.0 million transaction price to its two distinct performance obligations based on available observable market inputs. A transaction price of $9.0 million was allocated to the product prototype and a transaction price of $1.0 million was allocated to engineering consulting services. The revenue for the product prototype is recognized using an output method (based on project milestones achieved and surveys of performance completed to date). The Company believes that this method best reflects the measure of progress toward complete satisfaction of the performance obligation. The revenue for the engineering consulting services is recognized using a ratable method until the obligation is satisfied and the Company believes that this method best reflects the measure of progress toward complete satisfaction of the performance obligation. During the three and nine months ended September 30, 2019, the Company recognized $0.2 million and $5.9 million as revenue - collaborations and services, respectively. As of September 30, 2019 the current deferred revenue balance was $0.4 million.

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

The $1.0 million license fee received in 2016 was recorded in deferred revenue from collaborations as of December 31, 2016 and is being recognized in net revenue — collaborations over four years, the estimated period over which the Company is required to satisfy the remaining performance obligations. The remaining performance obligations are to provide certain technology transfer activities. As of September 30, 2019, deferred revenue related to this contract was $0.4 million recorded as a current liability.

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

In 2017, the Company entered into a Manufacturing and Supply Agreement with Receptor pursuant to which the Company agreed to provide certain raw materials and certain additional research and formulation consulting services to Receptor. For the three and nine months ended September 30, 2019 and 2018 the additional research and formulation services provided to Receptor were de minimis.

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

The nonrefundable licensing fee was recorded in deferred revenue and is being recognized in net revenue – collaborations over 15 years, representing the estimated period to satisfy the performance obligation. The additional milestone payments represent variable consideration for which the Company has not recognized any revenue because of the uncertainty of obtaining marketing approval. The Company also recognized $0.2 million as income tax expense for a payment made to the India tax authority in 2018. Deferred revenue related to this contract was $2.0 million at September 30, 2019, of which $0.1 million was recorded in current liabilities.

Biomm Supply and Distribution Agreement – In May 2017, the Company and Biomm S.A. entered into a supply and distribution agreement for the commercialization of Afrezza in Brazil. Under this agreement, Biomm is responsible for preparing and filing the necessary applications for regulatory approval of Afrezza in Brazil, including from the Agência Nacional de Vigilância Sanitária (“ANVISA”) and, with respect to pricing matters, from the Camara de Regulação de Mercado de Medicamentos  (“CMED”). Afrezza was approved by ANVISA during the second quarter of 2019; registration by CMED is expected by the end of 2019. In September 2019, the Company delivered its first shipment of Afrezza to Biomm and recorded it as commercial product sales for $0.7 million in advance of the planned launch of the product in Brazil by Biomm.

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

The carrying amounts reported in the accompanying condensed consolidated financial statements for cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities (excluding the Milestone Rights liability) approximate their fair value due to their relatively short maturities. The fair value of the cash equivalents, the Mann Group Notes, senior convertible notes, 2020 notes, the MidCap Credit Facility and the Milestone Rights liabilities are disclosed below.

Cash Equivalents and restricted cash— Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash. As of September 30, 2019 and December 31, 2018, the Company held $30.2 million and $71.2 million, respectively, of cash and cash equivalents. Restricted cash is held in an escrow account as well as used to collateralize a letter of credit. The Company held $0.3 million and $0.5 million in restricted cash as of September 30, 2019 and December 31, 2018, respectively. Both are comprised of money market funds. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

Short-term investments— Short-term investments consist of highly liquid investments that are intended to facilitate liquidity and capital preservation. As of September 30, 2019 the Company held $19.9 million of short-term investments in U.S. Treasury bills or notes. The fair value of short-term investments approximate their carrying value. The measurement of which is based on a market approach using quoted market values (Level 1 in the fair value hierarchy).

The fair value measurement of debt instruments is based on a discounted cash flow model and is sensitive to the change in yield (Level 3 in the fair value hierarchy):

Mann Group Notes — If the yield increases by approximately 2% from 31% to 33%, the fair value of the notes payable would change from $42.0 million to $40.1 million, or a decrease of $1.9 million or 4.5%; if the yield decreases 2% from 31% to 29%, the fair value of the note payable with conversion feature would change from $42.0 million to $44.1 million, or an increase of $2.1 million or 5.0%.  If the yield increases by approximately 4% from 31% to 35%, the fair value of the note payable with the conversion feature would change from $42.0 million to $38.4 million, or a decrease of $3.6 million or 8.6%; if the yield decreases 4% from 31% to 27%, the fair value of the note payable with conversion feature would change from $42.0 million to $46.4 million, or an increase of $4.4 million or 10.5%.

Senior Convertible Notes – If the yield increases by approximately 2% from 31% to 33%, the fair value of the notes payable would change from $7.3 million to $7.1 million, or a decrease of $0.2 million and 2.7%; if the yield decreases 2% from 31% to 29%, the fair value of the note payable with conversion feature would change from 7.3 million to $7.5 million, or an increase of $0.2 million or 2.7%.  If the yield increases by approximately 4% from 31% to 35%, the fair value of the note payable with the conversion feature would change from $7.3 million to $7.0 million, or a decrease of $0.3 million or 4.1%; if the yield decreases 4% from 31% to 27%, the fair value of the note payable with conversion feature would change from $7.3 million to $7.7 million, or an increase of 0.4 million and 5.5%.

MidCap credit facility - If the yield increases by approximately 1% from 11.5% to 12.5%, the fair value of the notes payable would change from $38.1 million to $37.1 million, or a decrease of $1.0 million or 2.7%; if the yield decreases 1% from 11.5% to 10.5%, the fair value of the note payable with conversion feature would change from $38.1 million to $39.1 million, or an increase of $1.0 million or 2.6%.  If the yield increases by approximately 2% from 11.5% to 13.5%, the fair value of the note payable with the conversion feature would change from $38.1 million to $36.2 million, or a decrease of $1.9 million or 5.0%; if the yield decreases 2% from 11.5% to 9.5%, the fair value of the note payable with conversion feature would change from $38.1 million to $40.2 million, or an increase of $2.1 million or 5.5%.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (in millions):

	September 30, 2019
	Carrying Value	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
June 2020 Note	2.5	2.1	2.1
December 2020 Note	2.4	1.9	1.9
Senior convertible notes	5.0	3.3	3.3
Mann Group Notes	70.0	42.0	42.0
MidCap Credit Facility	38.8	38.1	38.1
Milestone rights	8.9	19.4	19.4
Total financial liabilities	$127.6	$106.8	$106.8

	December 31, 2018
	Carrying Value	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
Deerfield Credit Facility	$11.3	$11.4	$11.4
Senior convertible notes	19.1	17.5	17.5
Mann Group Notes	72.1	55.0	55.0
Milestone rights	8.9	18.1	18.1
Total financial liabilities	$111.4	$102.0	$102.0

Milestone Rights Liability — The fair value measurement of the Milestone Rights liability is sensitive to the discount rate and the timing of achievement of milestones. The Company utilized Monte-Carlo Simulation Method to simulate the Net Sales under a neutral framework to estimate the payment. The Company then discounted the future expected payments at cost of debt with a term equal to the simulated time to payout based on cumulative sales.

Embedded Derivatives — The Company identified and evaluated a number of embedded features in the notes issued under the Facility Agreement to determine if they represented embedded derivatives that are required to be separated from the notes and accounted for as freestanding instruments. The Company analyzed the Tranche B notes and identified embedded derivatives, which required separate accounting. All of the embedded derivatives were determined to have a de minimis value at December 31, 2018 and no value as of September 30, 2019 due to the repayment of the Deerfield Credit Facility in full in August 2019.

10. Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation	$1,640	$1,562	$5,312	$5,715

During the three months ended September 30, 2019, the Company granted certain employees stock options to purchase an aggregate of 145,600 shares of common stock at a weighted average exercise price of $1.12 per share. The options vest over a four year period. The grant date fair value of these awards is $0.1 million with a weighted average grant date fair value of $0.66 per share, as determined using a Black-Scholes option pricing model.

During the nine months ended September 30, 2019, the Company granted certain employees stock options to purchase an aggregate of 5,478,903 shares of common stock at a weighted average exercise price of $1.32 per share. The options vest over a four year period. The grant date fair value of these awards is $6.0 million with a weighted average grant date fair value of $1.10 per share, as determined using a Black-Scholes option pricing model.

In the Condensed Statements of Stockholders’ Deficit and the Condensed Consolidated Statements of Cash Flows, the prior quarter’s stock-based compensation expense is inclusive of expenses associated with restricted stock unit awards in order to conform to the current quarter presentation.

As of September 30, 2019, there were $1.1 million and $11.1 million of unrecognized compensation expense related to restricted stock units and options, respectively, which vest over the vesting period except for certain options that are subject to performance conditions. The Company evaluates performance conditions as the probability that the performance conditions will be met and uses that information to estimate the date at which those performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of September 30, 2019, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

Following the public announcement in January 2016 of Sanofi’s election to terminate a license and collaboration agreement (the “Sanofi License Agreement”) between the Company and sanofi-aventis U.S. LLC (“Sanofi”) and the subsequent decline in the Company’s stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against the Company and certain of its officers and directors. In general, the complaints allege that the Company and certain of its officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court ruled in October 2017 that U.S. law will apply to this case. The plaintiff appealed this ruling, and following an oral hearing before the Supreme Court of Israel, decided to withdraw his appeal. Subsequently, in November 2018, the Company filed a motion to dismiss the certification motion. At a case conference in February 2019, the court directed the parties to negotiate a procedure for determining whether the plaintiff can distinguish the claims in the Israeli litigation from those in a U.S. case against the Company based on the same events (which was dismissed by the U.S. district court for the Central District of California in August 2016). In September 2019, the plaintiff brought a motion to amend his claim, which the Company has opposed. The Company will continue to vigorously defend against the claims advanced.

Contingencies — In connection with the Facility Agreement, on July 1, 2013, the Company also entered into a Milestone Agreement with the Milestone Purchasers, pursuant to which the Company granted such Milestone Purchasers rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, $75.0 million of which remains payable upon achievement of such milestones (see Note 7 – Borrowings).

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

On August 2, 2019, the Company and Amphastar amended the Insulin Supply Agreement to extend the term an additional two years and to restructure the annual purchase commitments as follows:

	As of June 30, 2019	As amended August 2, 2019
2019	€2.3 million	€—
2020	€15.9 million	€6.6 million
2021	€15.9 million	€6.6 million
2022	€19.8 million	€8.5 million
2023	€19.8 million	€10.9 million
2024	€8.6 million	€14.6 million
2025	€—	€15.5 million
2026	€—	€19.4 million

In connection with this amendment, the Company paid an amendment fee of $1.5 million on September 15, 2019 and is obligated to pay an additional $1.25 million by December 15, 2019.  The Company recognized the $2.75 million amendment fee as a part of cost of goods sold.

Unless terminated earlier, the term of the Insulin Supply Agreement expires on December 31, 2026 and can be renewed for additional, successive two year term upon 12 months’ written notice given prior to the end of the initial term or any additional two year term. The Company and Amphastar each have normal and customary termination rights, including termination for a material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy or insolvency of the other party. In addition, the Company may terminate the Insulin Supply Agreement upon two years’ prior written notice to Amphastar without cause or upon 30 days’ prior written notice to Amphastar if a controlling regulatory authority withdraws approval for Afrezza, provided, however, in the event of a termination pursuant to either of the latter two scenarios, the provisions of the Insulin Supply Agreement require the Company to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination.  On July 1, 2019, the Company entered into a 90-day foreign currency hedging transaction to mitigate its exposure to foreign currency exchange risks associated with the then-existing third quarter purchase requirement amount of €1.9 million. The Company realized a de minimis currency loss during third quarter of 2019. This amount is recorded in other income and expense. As a result of the August 2019 amendment to the Insulin Supply Agreement, there are no additional insulin deliveries scheduled for the remainder of 2019. Accordingly, the Company has not entered into any additional hedge transactions.

Warrants - On December 26, 2018, the Company closed an underwritten public offering of 26,666,667 shares of the Company’s common stock and warrants to purchase up to an aggregate of 26,666,667 shares of the Company’s common stock (the “December warrants”) at a combined purchase price of $1.50 per share and accompanying warrant. The shares of common stock and the December warrants were immediately separable.   The December warrants are exercisable at a price of $1.60 per share and will expire on December 26, 2019. The net proceeds to the Company from the offering were approximately $37.3 million. The Company determined that the December warrants met the criteria for equity classification and accounted for such warrants in additional paid-in capital. On July 18, 2019, the Company repurchased 3,333,334 December warrants for consideration of approximately $0.4 million, leaving 23,333,333 shares reserved for issuance pursuant to remaining December warrants.

On August 6, 2019, in connection with the MidCap Credit Facility, the Company issued warrants to purchase an aggregate of 1,171,614 shares of the Company’s common stock, at an exercise price equal to $1.11 per share, to the lenders. These warrants are immediately exercisable and expire on the earlier to occur of the seventh anniversary of the respective issue date or, in certain circumstances, the closing of a merger, sale or other consolidation transactions in which the consideration is cash, stock of a publicly traded acquirer, or a combination thereof. The Company determined that these warrants met the criteria for equity classification and accounted for such warrants in additional paid-in capital. Additional warrants will be issued if the Company accesses additional tranches under the MidCap Credit Facility. For additional detail, see Note 7 – Borrowings.

Vehicle Leases – During the second quarter of 2018, the Company entered into a lease agreement with Enterprise Fleet Management Inc. for the lease of approximately 119 vehicles. The lease requires monthly payments of approximately $83,000 per month including the cost of maintaining the vehicles, taxes and insurance. The lease commenced when the Company took possession of the majority of the vehicles in the second quarter of 2018 and expires 48 months after the delivery date. As of September 30, 2019, 29 vehicles were removed from the fleet, resulting in a fleet size of 90 vehicles; no gain or loss was recorded. The revised monthly payment inclusive of maintenance fees, insurance and taxes is $72,000 and the reduction of the right of use asset and lease obligation is approximately $0.6 million in our condensed consolidated balance sheets. The lease expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2019.

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

Office Lease — On May 5, 2017, the Company executed an office lease with Russell Ranch Road II LLC for the Company’s corporate headquarters in Westlake Village, California. The office lease commenced in August 2017. The Company agreed to pay initial monthly lease payments of $40,951, subject to 3% annual increases, plus the estimated cost of maintaining the property and common areas by the landlord, with a five month concession from October 2017 through February 2018.  The lease also provides for allowances for tenant alterations and maintenance. The lease expires in January 2023 and provides the Company with a five year renewal option. The lease expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for three and nine months ended September 30, 2019.

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

Operating lease costs under all operating leases including office space and equipment for the three and nine months ended September 30, 2019 was approximately $0.4 million and $1.1 million, respectively. Cash paid for all operating leases for the three and nine months ended September 30, 2019 was $0.5 million and $1.3 million, respectively. Variable lease costs were approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively. The weighted average discount rate used was 7.5%. The weighted-average remaining lease term for all operating leases is 3.3 years.

Rent expense under all operating leases for the three and nine months ended September 30, 2018 including office space and equipment was approximately $0.1 million and $0.4 million, respectively, prior to the adoption of ASC topic 842.

Future minimum office and vehicle lease payments as of September 30, 2019 and December 31, 2018, are as follows:

	September 30, 2019	December 31, 2018
2019 (Remainder)	$365,139	$1,595,421
2020	1,470,217	1,623,835
2021	1,499,484	1,653,101
2022	1,241,089	1,305,096
2023	87,957	87,957
	$4,663,886	$6,265,410

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

The Company has assessed its position with regards to uncertainty in tax positions and believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to this guidance. The Company’s tax years since 2015 remain subject to examination by federal, state and foreign tax authorities. Earlier this year, the Company initiated the process of winding up its subsidiaries in The Netherlands and Germany; this process is expected to be complete before the end of 2019.

13. Subsequent Event

On November 4, 2019, the Company announced that it had received $12.5 million in respect of the second of four milestone payments under the UT License Agreement.  The Company may receive additional milestone payments of up to $25.0 million upon the achievement of specified development targets.

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

As of September 30, 2019, we had an accumulated deficit of $3.0 billion and a stockholders’ deficit of $184.7 million. We had a net loss of $10.4 million and $37.6 million for the three and nine months ended September 30, 2019, respectively. To date, we have funded our operations through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from certain collaborations, and from borrowings under certain loan arrangements, including the Mann Group Loan Arrangement, the Deerfield Credit Facility, and, most recently, the MidCap Credit Facility.  As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding, there will continue to be substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2019 and 2018

Revenues

The following tables provide a comparison of the revenue categories for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Revenues:
Net revenue - commercial product sales:
Gross revenue from product sales	$11,150	$8,216	$2,934	36%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(4,748)	(3,829)	(919)	24%
Net revenue - commercial product sales	6,402	4,387	2,015	46%
Revenue - collaborations and services	8,193	82	8,111	9,891%
Total revenues	$14,595	$4,469	$10,126	227%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Revenues:
Net revenue - commercial product sales:
Gross revenue from product sales	$29,697	$20,114	$9,583	48%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(12,154)	(8,572)	(3,582)	42%
Net revenue - commercial product sales	17,543	11,542	6,001	52%
Revenue - collaborations and services	29,502	232	29,270	12,616%
Revenue - other	—	53	(53)	(100%)
Total revenues	$47,045	$11,827	$35,218	298%

Net revenue from the sales of Afrezza for the quarter ended September 30, 2019 increased by $2.0 million, or 46%, compared to the same quarter in the prior year, primarily driven by higher product demand and price increases, shipment to Biomm (Brazil) as well as a more favorable mix of Afrezza cartridges. The gross-to-net adjustment was $4.7 million (or 41% of gross revenue) for the quarter ended September 30, 2019 compared to $3.8 million (or 47% of gross revenue) for the same quarter in the prior year. The lower percentage was primarily due to lower commercial and government rebates and $0.7 million in shipments to Biomm (Brazil) that were not subject to gross-to-net adjustments. These decreases were partially offset by a higher amount of wholesaler’s fee-for-service charges.

Net revenue from collaborations and services for the quarter ended September 30, 2019 increased by $8.1 million compared to the same quarter in the prior year, primarily driven by the UT License Agreement ($7.9 million).

Net revenue from the sales of Afrezza for the nine months ended September 30, 2019 increased by $6.0 million, or 52%, compared to the same period in the prior year, primarily driven by higher product demand and price increases, shipment to Biomm (Brazil) as well as a more favorable mix of Afrezza cartridges. The gross-to-net adjustment was $12.2 million (or 41% of gross revenue) for the nine months ended September, 2019 compared to $8.6 million (or 43% of gross revenue) for the same period in the prior year. The lower percentage was primarily due to lower commercial and government rebates as well as $0.7 million in shipments to Biomm (Brazil) that were not subject to gross-to-net adjustments. These decreases were offset by a higher amount of product returns.

Net revenue from collaborations and services for the nine months ended September 30, 2019 increased by $29.3 million compared to the same period in the prior year, primarily attributable to the UT License Agreement ($23.3 million) and the UT Research Agreement ($5.9 million), which began in the fourth quarter of 2018.

Commercial product gross profit

The following tables provide a comparison of the commercial product gross profit categories for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Commercial product gross profit:
Net revenue - commercial product sales	$6,402	$4,387	$2,015	46%
Cost of goods sold	7,099	5,303	$1,796	34%
Commercial product gross profit	$(697)	$(916)	$219	24%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Commercial product gross profit:
Net revenue - commercial product sales	$17,543	$11,542	$6,001	52%
Cost of goods sold	15,446	14,406	$1,040	7%
Commercial product gross profit	$2,097	$(2,864)	$4,961	173%

Commercial product gross profit for the three and nine months ended September 30, 2019 increased by $0.2 million or 24%, and $5.0 million or 173%, respectively, compared to the same periods in the prior year. The increases were primarily attributable to higher commercial sales.

Non-GAAP Measures

To supplement our unaudited condensed consolidated financial statements presented under GAAP, we are presenting certain non-GAAP financial measures. We are providing these non-GAAP financial measures to disclose additional information to facilitate the comparison of past and present operations, and they are among the indicators management uses as a basis for evaluating the Company’s financial performance. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results, provide management and investors with an additional understanding of our business operating results, including underlying trends.

	Three Months Ended September 30,
($ in million)	2019	2018	$ Chg	% Chg
Net Revenue - Afrezza	$6.4	$4.4	$2.0	45%
Cost of Goods Sold	(7.1)	(5.3)	(1.8)	-34%
GAAP Gross Profit (Loss) - Afrezza	$(0.7)	$(0.9)	0.2	22%
Exclude Amphastar Amendment Fee	2.8	-	2.8
Non-GAAP Gross Profit (Loss) - Afrezza	$2.1	$(0.9)	$3.0	333%
Non-GAAP Gross Margin	33%	-20%

	Nine Months Ended September 30,
($ in million)	2019	2018	$ Chg	% Chg
Net Revenue - Afrezza	$17.5	$11.5	$6.0	52%
Cost of Goods Sold	(15.4)	(14.4)	(1.0)	-7%
GAAP Gross Profit (Loss) - Afrezza	$2.1	$(2.9)	5.0	172%
Exclude Amphastar Amendment Fee	2.8	-	2.8
Non-GAAP Gross Profit (Loss) - Afrezza	$4.9	$(2.9)	$7.8	269%
Non-GAAP Gross Margin	28%	-25%

Expenses

The following tables provide a comparison of the expense categories for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Expenses:
Cost of goods sold	$7,099	$5,303	$1,796	34%
Cost of revenue - collaborations and services	1,836	—	1,836	100%
Research and development	1,580	2,043	(463)	(23%)
Selling	9,550	12,625	(3,075)	(24%)
General and administrative	7,116	6,769	347	5%
Gain on foreign currency translation	(3,807)	(728)	(3,079)	423%
Total expenses	$23,374	$26,012	$(2,638)	(10%)

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Expenses:
Cost of goods sold	$15,446	$14,406	$1,040	7%
Cost of revenue - collaborations and services	5,512		5,512	100%
Research and development	4,879	7,653	(2,774)	(36%)
Selling	37,580	35,946	1,634	5%
General and administrative	21,368	25,794	(4,426)	(17%)
Gain on foreign currency translation	(4,495)	(3,107)	(1,388)	45%
Total expenses	$80,290	$80,692	$(402)	(0%)

Cost of goods sold for the quarter ended September 30, 2019 increased by $1.8 million, or 34%, compared to the same quarter in the prior year, primarily due to a $2.8 million amendment fee associated with our Insulin supply agreement and higher sales, offset by a $1.0 million decrease in inventory write-offs.

Cost of goods sold for the nine months ended September 30, 2019 increased by $1.0 million, or 7%, compared to the same period in the prior year primarily due to a $2.8 million amendment fee associated with our Insulin Supply Agreement and higher sales, offset by a $1.8 million decrease in inventory write-offs.

Cost of revenue - collaborations and services was $1.8 million and $5.5 million for the three and nine months ended September 30, 2019, respectively, compared to zero for the same periods in the prior year. Cost of revenue - collaborations and services for both periods in 2019 was attributable to resource costs related to conducting activities under the UT License Agreement and UT Research Agreement, which began in the fourth quarter of 2018.

Research and development expenses for the quarter ended September 30, 2019 decreased by $0.5 million, or 23%, compared with the same quarter in the prior year. This was primarily attributable to a $0.4 million decrease in clinical trial spending.

Research and development expenses for the nine months ended September 30, 2019 decreased by $2.8 million, or 36%, compared with the same period in the prior year. This was primarily attributable to a $1.0 million decrease in personnel related costs and a $1.1 million decrease in clinical trial spending.

Selling expenses for the quarter ended September 30, 2019 decreased by $3.1 million, or 24%, compared to the same quarter in the prior year. The decrease was primarily attributable to a $1.9 million decrease for Afrezza television campaign and a $0.8 million decrease in personnel related costs.

Selling expenses for the nine months ended September 30, 2019 increased by $1.6 million, or 5%, compared to the same period in the prior year. This was primarily attributable to a $6.8 million increase in costs for a television campaign for Afrezza, offset by a $4.5 million decrease in personnel related costs.

General and administrative expenses for the quarter ended September 30, 2019 increased by $0.4 million, or 5%, compared to the same quarter in the prior year. This increase was primarily attributable to costs associated with professional fees for financing activities.

General and administrative expenses for the nine months ended September 30, 2019 decreased by $4.4 million, or 17%, compared to the same period in the prior year. This decrease was primarily attributable to a $1.9 million decrease in professional fees, a $1.6 million decrease in personnel costs and a $1.0 million decrease in stock-based compensation costs.

Other Income (Expense)

The following tables provide a comparison of the other income (expense) categories for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Interest income	220	144	76	53%
Interest expense on notes	(4,126)	(993)	(3,133)	(316%)
Interest expense on promissory notes	(1,162)	(1,074)	(88)	(8%)
Gain (Loss) on extinguishment of debt	3,529	(712)	4,241	596%
Other income (expense)	(52)	10	(62)	(620%)
Total other income (expense)	$(1,591)	$(2,625)	$1,034	(39%)

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Interest income	794	305	489	160%
Interest expense on notes	(5,283)	(4,496)	(787)	(18%)
Interest expense on promissory notes	(3,351)	(3,234)	(117)	(4%)
Loss on extinguishment of debt	3,529	(765)	4,294	561%
Other income (expense)	(84)	71	(155)	(218%)
Total other income (expense)	$(4,395)	$(8,119)	$3,724	(46%)

Interest income increased by $0.1 million or 53% and $0.5 million or 160% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year, which was primarily attributable to a higher balance on our money market funds and short-term investments.

Interest expense on notes, which includes the Deerfield Credit Facility, Senior Convertible notes, Deerfield Milestone Rights and Midcap Credit Facility, increased by $3.1 million or 316% and $0.8 million or 18% for the three and nine months ended September 30, 2019, compared to the same periods in the prior year, which was primarily attributable to $3.4 million milestone obligation under the Deerfield Milestone Rights achieved in the third quarter of 2019. This increase was offset by lower interest expense as result of reduction in principal debt balances.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from certain collaborations, and from borrowings under certain loan arrangements, including borrowings from The Mann Group, the Deerfield Credit Facility and, most recently, the MidCap Credit Facility.

As of September 30, 2019, we had $120.1 million principal amount of outstanding debt consisting of:

•

$40.0 million principal amount under the MidCap Credit Facility, bearing interest at an annual rate equal to one-month LIBOR plus 6.75%, subject to a one-month LIBOR floor of 2.00%, and maturing in August 2024;

•

$5.0 million principal amount of 2024 convertible notes bearing interest at 5.75% per annum, with interest payable in cash or equity semiannually in arrears on February 15 and August 15 of each year, and maturing in November 2024, all of which is convertible into shares of our common stock at the option of the holder at a conversion price of $3.00 per share;

•	$5.0 million principal amount of 2020 notes, half of which mature in June 2020 and half of which mature in December 2020;
•

$70.1 million principal amount of indebtedness under the Mann Group Notes bearing interest at a fixed rate of 7.00% per annum compounded quarterly and maturing in November 2024, $35.0 million of which is convertible into shares of our common stock at the option of The Mann Group at a conversion price of $2.50 per share. Interest is paid-in-kind from the start of the loan until the end of 2020, after which there is the option to either pay-in-kind or pay-in-shares at the Company’s discretion.

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the MidCap Credit Facility, the 2024 convertible notes, the 2020 notes or the Mann Group Notes when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2024 convertible notes, the holders of such debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. The 2024 convertible notes and the Mann Group convertible note are fully convertible at any time prior to maturity as further disclosed in Note 7 – Borrowings.

To date, we have been able to timely make our required interest payments, but we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2024 convertible notes or under the MidCap Credit Facility, or if we fail to repay or repurchase the 2024 convertible notes, the 2020 notes, Mann Group Notes or borrowings under the MidCap Credit Facility, we will be in default under the applicable instrument for such indebtedness, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

During the nine months ended September 30, 2019, we used $83.4 million of cash for our operating activities as a result of our net loss of $37.6 million. The net cash outflow was primarily due to decreases in deferred revenue of $12.7 million and paid-in-kind interest on Promissory note of $32.8 million.

During the nine months ended September 30, 2018, we used $62.7 million of cash for our operating activities as a result of our net loss of $77.2 million, reflecting a net increase in operating assets and liabilities of $3.4 million and non-cash charges of $11.0 million. The increase in operating asset and liabilities was primarily a result of an increase in deferred payments from collaborations of $12.0 million. This was offset by a decrease in recognized loss on purchase commitments of $6.2 million, a decrease in inventory of $1.9 million and a decrease in accounts payable of $1.2 million. The non-cash charges included $5.7 million of stock-based compensation expense, $3.3 million of interest accrued on notes payable to the related party, a $3.1 million foreign currency translation gain, $2.5 million of depreciation, amortization and accretion, a $1.8 million inventory write-off and a $0.8 million loss on extinguishment of debt.

Cash used investing activities of $22.6 million for the nine months ended September 30, 2019, was primarily due to a purchase of short-term treasury bills of $44.9 million partially offset by proceeds of from sales of treasury bills of $25.0 million. There were no investing activities for the nine months ended September 30, 2018.

Cash provided by financing activities of $64.8 million for the nine months ended September 30, 2019 was primarily due to net proceeds from the Midcap Credit Facility of $39.1 million and net proceeds from exchange of Mann Group promissory notes which was offset by payments for financing facility of $6.9 million.

Future Liquidity Needs

The Company is not currently profitable and has rarely generated positive net cash flows from operations. In addition, the Company expects to continue to incur significant expenditures for the foreseeable future in support of its manufacturing operations, sales and marketing costs for Afrezza, and collaboration and development costs for product candidates in the Company’s pipeline. As a result, the Company had an accumulated deficit of $3.0 billion, $120.1 million of total principal amount of outstanding borrowings, and limited capital resources of $30.2 million in cash and cash equivalents and $19.9 million in short-term investments as of September 30, 2019. These financial conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s capital resources may not be sufficient to continue to meet its current and anticipated obligations over the next twelve months if the Company cannot increase its operating cash inflows by growing its prescription and revenue base and/or obtain access to the remaining $35.0 million borrowings that may become available under its Credit Facility.  In the event these capital resources are not sufficient, the Company may need to raise additional capital through the sale of equity or debt securities, enter into strategic business collaboration agreements with other companies, seek other funding facilities, seek other licensing arrangements, sell assets and/or other means. However, the Company cannot provide assurances that additional capital will be available on acceptable terms or at all.   Issuances of debt or additional equity could impact the rights of our existing stockholders, dilute the ownership percentages of our existing stockholders and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.

If the Company is unable to meet its current and anticipated obligations over the next twelve months through its existing capital resources, or obtain new sources of capital when needed, the Company may have to delay, reduce the scope of its manufacturing operations, reduce or eliminate one or more of its development programs, make significant changes to its operating plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

Contractual Obligations

See Note 7 – Borrowings and Note 11 – Commitments and Contingencies for a discussion of material changes outside of the ordinary course of business in our contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in the Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under the MidCap Credit Facility is determined, for any one-month period, on the basis of one-month LIBOR in effect at the beginning of such period plus 6.75%, subject to a one-month LIBOR floor of 2.00%.  Accordingly, our interest expense under the MidCap Credit Facility is subject to changes in the one-month LIBOR rate.  All other debt has fixed interest rates, so the interest expense associated with such debt is not exposed to changes in market interest rates. Specifically, the interest rate on amounts borrowed under the Mann Group Notes is fixed at 7.00% and under the 2024 convertible notes, the interest rate is 5.75%. See Note 7 – Borrowings for information about the principal amount of outstanding debt.

If a change in the one-month LIBOR interest rate equal to 10% of the one-month LIBOR interest rate on September 30, 2019 were to have occurred, this change would not have a material effect on our interest payment obligation.

Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds, U.S. Treasury bills or notes and investment-grade corporate, government and municipal debt. None of these investments are entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America.

If a change in interest rates equal to 10% of the interest rates on September 30, 2019 were to have occurred, this change would not have had a material effect on the value of our short-term investment portfolio.

Foreign Currency Exchange Risk

On July 1, 2019, the Company entered into a 90-day foreign currency hedging transaction to mitigate its exposure to foreign currency exchange risks associated with the then-existing third quarter amount of €1.9 million. The Company realized a de minimis currency loss during third quarter of 2019. This amount is recorded in other income and expense. Given the August 2019 amendment to the Insulin Supply Agreement, there are no additional insulin deliveries scheduled for the remainder of 2019. Accordingly, the Company has not entered into any additional hedge transactions.

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement with Amphastar. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and foreign currencies.  For the three months ended September 30, 2019, we realized a de minimis currency gain. This amount was recorded in other income and expense. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on September 30, 2019 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax income (losses) of approximately $8.9 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, we have concluded, as of such date, that our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Following the public announcement of Sanofi's election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of our officers and directors. In general, the complaints allege that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court ruled in October 2017 that U.S. law will apply to this case. The plaintiff appealed this ruling, and following an oral hearing before the Supreme Court of Israel, decided to withdraw his appeal. Subsequently, in November 2018, we filed a motion to dismiss the certification motion. At a case conference in February 2019, the court directed the parties to negotiate a procedure for determining whether the plaintiff can distinguish the claims in the Israeli litigation from those in a U.S. case against us based on the same events (which was dismissed by the U.S. district court for the Central District of California in August 2016). In September 2019, the plaintiff brought a motion to amend his claim, which we have opposed. We will continue to vigorously defend against the claims advanced.

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

RISKS RELATED TO OUR BUSINESS

We may need to raise additional capital to fund our operations, and there is substantial doubt about our ability to continue as a going concern.*

This report includes disclosures stating that our existing cash resources and our accumulated stockholder’s deficit raise substantial doubt about our ability to continue as a going concern. As of September 30, 2019, we had cash and cash equivalents of $30.2 million, short-term investment of $19.9 million and a stockholders’ deficit of $184.7 million. We may need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities, including the commercialization of Afrezza and the development of our product candidates. It may be difficult for us to raise additional funds on favorable terms, or at all. The extent of our additional funding requirements will depend on a number of factors, including:

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

In the event that sufficient additional funds are not obtained through strategic collaboration opportunities, sales of securities, funding facilities, licensing arrangements, borrowing arrangements and/or asset sales on a timely basis, we may be required to reduce expenses through the delay, reduction or curtailment of our projects, or further reduction of costs for facilities and administration. Moreover, if we do not obtain such additional funds, there may continue to be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and up to total loss of investment to our stockholders and other security holders. As of the date hereof, we have not obtained a solvency opinion or otherwise conducted a valuation of our properties to determine whether our debts exceed the fair value of our property within the meaning of applicable solvency laws. If we are or become insolvent, holders of our common stock or other securities may lose the entire value of their investment.

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

We expect that our results of operations will fluctuate for the foreseeable future, which may make it difficult to predict our future performance from period to period.*

Our operating results have fluctuated in the past and are likely to do so in future periods. Some of the factors that could cause our operating results to fluctuate from period to period include the factors that will affect our funding requirements described above under “Risk Factors — We may need to raise additional capital to fund our operations, and there is substantial doubt about our ability to continue as a going concern.”

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

We have a history of operating losses, we expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

We are not currently profitable and have rarely generated positive net cash flow from operations. As of September 30, 2019, we had an accumulated deficit of $3.0 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of goodwill, inventory and property, plant and equipment, and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of Afrezza. In addition, under our Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin through 2026. As of the date of this report, there was €82.0 million remaining in aggregate purchase commitments under this agreement. We may not have the necessary capital resources on hand in order to service this contractual commitment.

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

We have a substantial amount of debt, and we may be unable to make required payments of interest and principal as they become due.*

As of September 30, 2019, we had $120.1 million principal amount of outstanding debt, consisting of:

•

$40.0 million principal amount under the MidCap Credit Facility, bearing interest at an annual rate equal to one-month LIBOR plus 6.75%, subject to a one-month LIBOR floor of 2.00%, and maturing in August 2024;

•

$5.0 million principal amount of 2024 convertible notes bearing interest at 5.75% per annum, with interest payable in cash or equity semiannually in arrears on February 15 and August 15 of each year, and maturing in November 2024, all of which is convertible into shares of our common stock at the option of the holder at a conversion price of $3.00 per share;

•	$5.0 million principal amount of 2020 notes, half of which mature in June 2020 and half of which mature in December 2020;
•

$70.1 million principal amount of indebtedness under the Mann Group Notes bearing interest at a fixed rate of 7.00% per annum compounded quarterly and maturing in November 2024, $35.0 million of which is convertible into shares of our common stock at the option of The Mann Group at a conversion price of $2.50 per share. Interest is paid-in-kind from the start of the loan until the end of 2020, after which there is the option to either pay-in-kind or pay-in-shares at the Company’s discretion.

Under the MidCap Credit Facility, our interest rate on borrowed amounts is dependent on one-month LIBOR, which is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally, is currently scheduled to be phased out in 2021. Before one-month LIBOR is phased out, we may need to renegotiate the MidCap Credit Facility to replace one-month LIBOR with a new standard, which has yet to be established. The consequences of these developments cannot be entirely predicted, but could result in higher interest rates on our loans under the MidCap Credit Facility. We cannot provide assurance that future interest rate changes will not have a material negative impact on our business, financial position, or operating results.

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

The MidCap Credit Facility also contains a covenant relating to trailing twelve-month minimum Afrezza net revenue, tested on a monthly basis, as described in more detail in the MidCap Credit Facility. If we fail to meet this covenant, we may lose the ability to borrow the Tranche 2 advance and the Tranche 3 advance if the other conditions for those advances are satisfied, and any outstanding borrowings, together with accrued interest, under the MidCap Credit Facility could be declared immediately due and payable.

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

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the terms of our indebtedness when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2024 convertible notes, the holders of such debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2024 convertible notes or the MidCap Term Loan, or if we fail to repay or repurchase the 2024 convertible notes, 2020 notes, MidCap Term Loan or borrowings under The Mann Group Notes when required, we will be in default under the instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

If third-party payors do not cover Afrezza or any of our product candidates for which we receive regulatory approval, Afrezza or such product candidates might not be prescribed, used or purchased, which would adversely affect our revenues.*

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payors to contain or reduce the costs of healthcare through various means. For example, in certain foreign markets the pricing of prescription pharmaceuticals is subject to governmental control. In the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. For example, in May 2019, the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning

January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these, and other proposed measures will require additional authorization to become effective, Congress and the Trump administration have stated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that there will continue to be a number of federal and state proposals to implement similar and/or additional governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private third-party payors may take in response to any drug pricing and reimbursement reform proposals or legislation. Such reforms may limit our ability to generate revenues from sales of Afrezza or other products that we may develop in the future and achieve profitability. Further, to the extent that such reforms have a material adverse effect on the business, financial condition and profitability of any future marketing partner for Afrezza, and companies that are prospective collaborators for our product candidates, our ability to commercialize Afrezza and our product candidates under development may be adversely affected.

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

Healthcare legislation may make it more difficult to receive revenues.*

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably. For example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”) became law in the United States. PPACA substantially changed the way healthcare is financed by both governmental and private insurers and significantly affects the healthcare industry. Among the provisions of PPACA of importance to us are the following:

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

•

Requirements to report annually to CMS certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any “payments or transfers of value” made or distributed to prescribers, teaching hospitals and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year;

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

We and certain of our executive officers and directors have been named as defendants in ongoing securities lawsuits that could result in substantial costs and divert management’s attention. *

Following the public announcement of Sanofi's election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of our officers and directors. In general, the complaints allege that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court ruled in October 2017 that U.S. law will apply to this case. The plaintiff appealed this ruling, and following an oral hearing before the Supreme Court of Israel, decided to withdraw his appeal. Subsequently, in November 2018, we filed a motion to dismiss the certification motion. At a case conference in February 2019, the court directed the parties to negotiate a procedure for determining whether the plaintiff can distinguish the claims in the Israeli litigation from those in a U.S. case against us based on the same events (which was dismissed by the U.S. district court for the Central District of California in August 2016). In September 2019, the plaintiff brought a motion to amend his claim, which we have opposed. We will continue to vigorously defend against the claims advanced. If we are not successful in our defense, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if such claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event. *

We expect that at least for the foreseeable future, our manufacturing facility in Danbury, Connecticut will be the sole location for the manufacturing of Afrezza. It will also serve as the production facility for TreT. This facility and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. We depend on our facilities and on collaborators, contractors and vendors for the continued operation of our business, some of whom are located in other countries. Natural disasters or other catastrophic events, including interruptions in the supply of natural resources, political and governmental changes, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, volcanic eruptions, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. We might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs or cause interruptions in our commercialization of Afrezza.

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

Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business. *

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

If we do not comply with regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined or forced to remove a product from the market, subject to criminal prosecution, or experience other adverse consequences, including restrictions or delays in obtaining regulatory marketing approval.*

Even if we comply with regulatory requirements, we may not be able to obtain the labeling claims necessary or desirable for product promotion. We may also be required to undertake post-marketing studies. For example, with the approval of Afrezza, the FDA has required that we conduct a five-year, randomized, controlled trial in patients with type 2 diabetes, the primary objective of which is to compare the incidence of pulmonary malignancy observed with Afrezza to that observed in a standard of care control group. To date, we have not initiated this trial.

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

We are required to comply with FDA regulations concerning the advertising and promotion of Afrezza.  Failure to comply with these regulations can result in the receipt of warning letters and further liability if off-label promotion is involved. For example, in October 2018, we received a warning letter from the FDA’s Office of Prescription Drug Promotion (“OPDP”) related to a particular post on our Afrezza Facebook page. The warning letter stated that the post in question failed to adequately disclose the risks associated with the use of Afrezza. As a result, we temporarily inactivated all Afrezza social media accounts (including Facebook, Instagram and Twitter) then, after consultation with OPDP, placed a corrective post on Facebook and Instagram.

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

The future sale of our common stock or the exchange or conversion of our convertible debt into, or exercise of our outstanding warrants for, common stock could negatively affect the market price of our common stock and other securities.*

As of October 31, 2019, we had 206,408,240 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise the issuance of additional shares of our common stock upon the exchange or conversion of some or all of our 2024 convertible notes or borrowings under The Mann Group Notes upon issuance of our outstanding warrants, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

4.25

Form of Warrant to Purchase Stock issued to MidCap Financial Trust, a Delaware statutory trust, on August 6, 2019 (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No.  000-50865), filed with the SEC on August 7, 2019).

4.26

Form of 5.75% Convertible Senior Subordinated Exchange Notes Due 2024 (incorporated by reference to Exhibit 4.2 to MannKind’s Current Report on Form 8-K (File No.  000-50865), filed with the SEC on August 7, 2019).

4.27

Indenture, dated as of August 6, 2019, by and between MannKind Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to MannKind’s Current Report on Form 8-K (File No.  000-50865), filed with the SEC on August 7, 2019).

4.28

Promissory Note due June 30, 2020 made by MannKind Corporation in favor of Bruce & Co., Inc., dated August 6, 2019 (incorporated by reference to Exhibit 4.4 to MannKind’s Current Report on Form 8-K (File No.  000-50865), filed with the SEC on August 7, 2019).

4.29

Promissory Note due December 31, 2020 made by MannKind Corporation in favor of Bruce & Co., Inc., dated August 6, 2019 (incorporated by reference to Exhibit 4.5 to MannKind’s Current Report on Form 8-K (File No.  000-50865), filed with the SEC on August 7, 2019).

4.30

Convertible Promissory Note made by MannKind Corporation in favor of The Mann Group LLC, dated August 6, 2019 (incorporated by reference to Exhibit 4.6 to MannKind’s Current Report on Form 8-K (File No.  000-50865), filed with the SEC on August 7, 2019).

4.31

Promissory Note made by MannKind Corporation in favor of The Mann Group LLC, dated August 6, 2019 (incorporated by reference to Exhibit 4.7 to MannKind’s Current Report on Form 8-K (File No.  000-50865), filed with the SEC on August 7, 2019).

Exhibit Number	Description of Document

10.1

Exchange Agreement, dated July 18, 2019, by and among MannKind Corporation, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 18, 2019).

10.2†

Credit and Security Agreement, dated August 6, 2019, by and among MannKind Corporation, MannKind LLC, the lenders party thereto from time to time and MidCap Financial Trust, as agent (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No.  000-50865), filed with the SEC on August 7, 2019).

10.3

Exchange Agreement, dated August 6, 2019, by and between MannKind Corporation and Bruce & Co., Inc. (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No.  000-50865), filed with the SEC on August 7, 2019).

10.4

Exchange Agreement, dated August 5, 2019, by and between MannKind Corporation and The Mann Group LLC (incorporated by reference to Exhibit 99.3 to MannKind’s Current Report on Form 8-K (File No.  000-50865), filed with the SEC on August 7, 2019).

10.5

Exchange Agreement, dated August 6, 2019, by and among MannKind Corporation, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.4 to MannKind’s Current Report on Form 8-K (File No.  000-50865), filed with the SEC on August 7, 2019).

10.6†

Fifth Amendment to Supply Agreement, dated August 2, 2019, by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 99.5 to MannKind’s Current Report on Form 8-K (File No.  000-50865), filed with the SEC on August 7, 2019).

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

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

†	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2019	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ STEVEN B. BINDER
Steven B. Binder
Chief Financial Officer (Principal Financial and Accounting Officer)