Form 10-K
period 2019-12-31
MANNKIND CORP
filed 2020-02-25
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 28, 2019, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the Nasdaq Global Market, was approximately $194,244,712.

As of February 13, 2020, there were 212,295,318 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement (the “Proxy Statement”) for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 29, 2020 are incorporated by reference in Part III of this Annual Report on Form 10-K.

MANNKIND CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2019

Forward-Looking Statements

Statements in this report that are not strictly historical in nature are “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These statements may include, but are not limited to, statements regarding: our ability to successfully market, commercialize and achieve market acceptance for Afrezza or any other product candidates or therapies that we may develop; our ability to manufacture sufficient quantities of Afrezza and obtain insulin supply as needed; our ability to successfully commercialize our Technosphere drug delivery platform; our estimates for future performance; our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing; the progress or success of our research, development and clinical programs, including the application for and receipt of regulatory clearances and approvals; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and scientific studies and the conclusions we draw from them. These statements are only predictions or conclusions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” and elsewhere in this report. In addition, statements like “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Afrezza®, Technosphere® and BluHale® are our trademarks in the United States. We have also applied for or have registered company trademarks in other jurisdictions. This document also contains trademarks and service marks of other companies that are the property of their respective owners.

PART I

Item 1. Business

Unless the context requires otherwise, the words “MannKind,” “we,” “Company,” “us” and “our” refer to MannKind Corporation and its subsidiaries.

We are a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for patients with diseases such as diabetes and pulmonary arterial hypertension. Our only approved product, Afrezza (insulin human) Inhalation Powder, is an ultra rapid-acting inhaled insulin that was approved by the U.S. Food and Drug Administration (“FDA”) in June 2014. Afrezza became available by prescription in U.S. retail pharmacies in February 2015. According to the Centers for Disease Control and Prevention, 30.3 million people in the United States had diabetes in 2015. Globally, the International Diabetes Federation has estimated that approximately 463 million adults had diabetes in 2019 and approximately 700 million will have diabetes by 2045.

Afrezza

Afrezza is an ultra rapid-acting inhaled insulin used to improve glycemic control in adults with diabetes. The product consists of a dry powder formulation of human insulin delivered from a small portable inhaler. Administered at the beginning of a meal, Afrezza dissolves rapidly upon inhalation to the lung and delivers insulin quickly to the bloodstream. The first measurable effects of Afrezza occur approximately 12 minutes after administration.

Currently, we promote Afrezza to endocrinologists and certain high-prescribing primary care physicians through our specialty sales force.  To support our sales efforts, we have implemented several patient and physician support programs, including a co-pay assistance and product savings card, a direct purchase program and our MannKind Cares program that supports providers and patients who have questions about insurance coverage, prescription cost and product use. We have also entered into a number of rebate or other agreements with various payors and pharmacy benefit managers that are intended to facilitate more favorable insurance coverage for Afrezza.

In the future, we may seek to supplement our sales force through a co-promotion arrangement with a third party that can be used to promote Afrezza to a greater number of primary care physicians in the United States. Internationally, our strategy is to establish regional partnerships in foreign jurisdictions where there are commercial opportunities, subject to the receipt of necessary foreign regulatory approvals. Our partner in Brazil, Biomm S.A. (“Biomm”), commenced commercialization of Afrezza in January 2020. Our partners in India and Australia are preparing for regulatory submissions and have not yet commenced commercialization in their respective territories.

We have continued to conduct clinical studies of Afrezza, including an open-label, multiple-dose, safety, titration and pharmacokinetics study in two cohorts of pediatric patients with type 1 diabetes (patients aged 13-17 and patients aged 8-12) that completed in 2019. We are currently finalizing with the FDA the study design for a Phase 3 clinical trial to evaluate the safety and efficacy of Afrezza in 8-17 year-old children and adolescents. The pediatric Phase 3 trial is a post-marketing requirement. As part of the approval of Afrezza, the FDA also required us to conduct a five-year, randomized, controlled trial in 8,000-10,000 patients with type 2 diabetes to assess the potential risk of pulmonary malignancy with Afrezza use. We have an ongoing dialogue with the FDA regarding the endpoints and goals for this long-term trial and have not yet commenced this trial. In addition to studies sponsored and conducted by us, we expect to participate in collaborative clinical studies of Afrezza that are sponsored and conducted by independent investigators.

Technosphere Platform

We believe that our proprietary Technosphere formulation technology represents a versatile drug delivery platform that may allow the oral inhalation of a wide range of active pharmaceutical ingredients. We have successfully prepared Technosphere formulations of anionic and cationic drugs, hydrophobic and hydrophilic drugs, proteins, peptides and small molecules. Technosphere powders are based on our proprietary excipient, fumaryl diketopiperazine (“FDKP”), which is a pH-sensitive organic molecule that self-assembles into small particles under acidic conditions. Certain drugs, such as insulin or treprostinil, can be loaded onto these particles by combining a solution of the drug with a solution or suspension of Technosphere material, which is then dried to powder form. The resulting powder has a consistent and narrow range of particle sizes with good aerodynamic properties that enable efficient delivery deep into the lungs. Technosphere powders dissolve quickly when the particles contact the moist lung surface with its neutral pH, releasing the drug molecules to diffuse across a thin layer of cells into the arterial circulation, bypassing the liver to provide excellent systemic exposure.

We have also created an innovative line of breath-powered, dry powder inhalers. Our inhalers are easy to use, cost-effective and can be produced in both a reusable (chronic treatment) and a single-use (acute treatment) format. Both the reusable and single-use inhaler formats use the same internal air-flow design. Being breath-powered, our inhalers require only the patient’s inhalation effort to deliver the powder. To administer the inhalation powder, a patient loads a cartridge into our inhaler and inhales through the mouthpiece. Upon inhalation, the dry powder is lifted out of the cartridge and broken (or de-agglomerated) into small particles. The inhalers are engineered to produce an aggressive airstream that de-agglomerates the powder while keeping the powder moving relatively slowly. This slow-moving powder effectively navigates the patient’s airways to reach the deep lung with minimal deposition at the back of the throat. Our inhalers show very little change in performance (i.e., efficient cartridge emptying) over a wide range of inhalation efforts.

We advanced an inhaled formulation of treprostinil (internally designated “TreT”) into clinical development, completing a Phase 1 dose-escalation trial in June 2018. In September 2018, we announced a license and collaboration agreement with United Therapeutics Corporation (“United Therapeutics” or “UT”), pursuant to which UT became responsible for global development, regulatory and commercial activities with respect to TreT (the “UT License Agreement”) while we retained responsibility for manufacturing clinical and commercial supplies of TreT.  In January 2016, we entered into a collaboration and license agreement with Receptor Life Sciences (“Receptor”), pursuant to which Receptor is responsible for the development, manufacture and commercialization of inhaled formulations of certain cannabinoid compounds utilizing our technology. We have been informed by Receptor that it has evaluated safety, tolerability and pharmacokinetics of prototype powders in initial clinical trials; however, data from these clinical trials has not yet been published or made available to us.  In addition to our collaborations, we intend to advance our own pipeline of dry-powder formulations of drugs into feasibility and preclinical studies during the next 12-18 months.

To aid in the development of our oral inhalation products, we have created a number of innovative tools, including a novel inhalation profiling apparatus, known as BluHale, which uses miniature sensors to assess the drug delivery process at the level of an individual inhaler. The BluHale apparatus provides real-time data regarding patient usage and delivery system performance that is transmitted to a user interface, such as a smartphone application. During 2020, we plan to release a BluHale Professional version of the apparatus for use as a training tool in physician’s offices.

Manufacturing and Supply

We use our Danbury, Connecticut facility to formulate both the Afrezza and TreT inhalation powders, fill plastic cartridges with the powders, package the cartridges in blister packs, and place the blister packs into foil pouches. We utilize a contract packager to assemble the final kits of Afrezza foil-pouched blister packs along with inhalers and the package inserts. The final responsibility for TreT packaging has not yet been determined.

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

We believe that our Connecticut facility has enough capacity to satisfy the current demand for Afrezza and TreT. In addition, the facility includes expansion space to accommodate additional filling lines and other equipment, allowing production capacity to be increased based on the reasonably foreseeable demand for Afrezza, TreT and other potential products over the next several years.

Currently, the only source of insulin that we have qualified for Afrezza is manufactured by Amphastar France Pharmaceuticals S.A.S. (“Amphastar”). In April 2014, we entered into a supply agreement with Amphastar (as amended, the “Insulin Supply Agreement”) to purchase certain annual minimum quantities with an aggregate purchase commitment of €120.1 million over a term that currently extends through December 31, 2026. As of December 31, 2019, there was €82.0 million remaining in aggregate purchase commitments under this agreement. See additional information in Note 13 – Commitments and Contingencies to the consolidated financial statements for further information related to the Insulin Supply Agreement.

Currently, we purchase FDKP, the primary component of our Technosphere powders, from a major chemical manufacturer with facilities in Europe and North America.

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

Our Technosphere drug delivery platform, including Afrezza, enjoys patent protection relating to the powder, its manufacture, and its use for pulmonary delivery of drugs. We have additional patent coverage relating to the treatment of diabetes using Afrezza. We have also been granted patent coverage for our inhalers and associated cartridges. Overall, Afrezza is protected by approximately 600 issued patents in the United States and selected jurisdictions around the world, the longest-lived of which will expire in 2032.  We also have over 125 applications pending that may provide additional protection for Afrezza if and when they are allowed. Our entire portfolio consists of approximately 1015 issued patents and approximately 240 patent applications that provide protection for our drug delivery platform, Technosphere-based products, the inhalation-profiling apparatus and development tools. Currently, our longest-lived issued patent will expire in 2035. We expect to file further patent applications as our research and development efforts continue.

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

Diabetes Treatments

We believe that Afrezza has important competitive advantages in the delivery of insulin when compared with currently known alternatives. However, new drugs or further developments in alternative drug delivery methods may provide greater therapeutic benefits, or comparable benefits at a lower cost, than Afrezza. There can be no assurance that existing or new competitors will not introduce products or processes competitive with or superior to our product candidates.

We have set forth below more detailed information about certain of our competitors. The following is based on information currently available to us.

Rapid-acting (Injected) Insulin

Currently, we believe that Afrezza has a unique “ultra rapid-acting” pharmacokinetic profile, i.e., entering the bloodstream in less than one minute, with the first measurable effects occurring approximately 12 minutes after administration, and peak glucose-lowering effects within 35 or 45 minutes after administration of a 4 or 12 unit dose, respectively. There are several formulations of “rapid-acting” insulin analogs that reach their maximum glucose-lowering effect within one to three hours after injection. The principal products in this category are insulin lispro, which is marketed by Eli Lilly & Company as Humalog® and by Sanofi S.A. as Admelog®; insulin aspart, which is marketed by Novo Nordisk A/S as Novolog® and as Fiasp®; and insulin glulisine, which is marketed by Sanofi S.A. as Apidra®.

Inhaled Insulin Delivery Systems

Our drug delivery platform competes with other inhaled delivery systems, including the Dance-501 being developed by Aerami Therapeutics. Dance-501 is a liquid formulation of recombinant human insulin, administered with a small handheld electronic inhaler. Dance-501 has been studied in Phase 2 trials.

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

•

Concurrent with clinical trials and preclinical studies, companies also must develop information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with the FDA’s current good manufacturing practices (“cGMPs”), requirements for drug products as well as the quality system regulation for medical devices, or QSR. The manufacturing process must be capable of consistently producing quality batches of the product and the manufacturer must develop methods for testing the quality, purity and potency of the final products. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf-life.

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

In its review of an NDA, the FDA may also convene an advisory committee of external experts to provide input on certain review issues relating to risk, benefit and interpretation of clinical trial data. The FDA may delay approval of an NDA if applicable regulatory criteria are not satisfied and/or the FDA requires additional testing or information. Before approving an NDA, the FDA may inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with cGMPs and will also inspect clinical trial sites for integrity of data supporting safety and efficacy. The FDA will issue either an approval of the NDA or a Complete Response Letter, detailing the deficiencies and information required in order for reconsideration of the NDA. On March 23, 2020, our approved NDA for Afrezza, along with all other approved insulins and certain other “biological products” approved as NDAs, will be deemed to be an approved Biologics License Application, or BLA, pursuant to the Biologics Price Competition and Innovation Act of 2009.

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

The PPACA substantially changed the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, PPACA established: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increased the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. There have been judicial and congressional challenges to certain aspects of PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. President Trump has signed two Executive Orders and other directives designed to eliminate the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal portions or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (“Tax Act”), includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA.

Other legislative changes have been proposed and adopted in the United States since PPACA. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the BBA, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers. In the future, there are likely to be additional proposals relating to the reform of the U.S. health care system, some of which could further limit the prices we are able to charge for our products, or the amounts of reimbursement available for our products. If drug products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

Moreover, in the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, at the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. In addition, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have stated that they continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The Physician Payments Sunshine Act within PPACA, and its implementing regulations, require certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to (i) report information related to certain payments or other transfers of value made or distributed to physicians, as defined by such law, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and (ii) report annually certain ownership and investment interests held by physicians and their immediate family members.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology and Clinical Health Act (“HITECH”), and their respective implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates” — independent contractors or agents of covered entities, which include certain healthcare providers, health plans, and healthcare clearinghouses, that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. State laws also govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. The recently adopted European General Data Protection Regulation, or GDPR, contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures that are intended to bring non-EU companies under the data security and privacy legal framework specified in the regulation. We anticipate that over time we may expand our business operations to include operations in the EU, including potentially conducting preclinical and clinical trials. With such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR

Additionally, effective January 1, 2020, the California Consumer Privacy Act (“CCPA”) created individual privacy rights for California consumers (as that word is broadly defined in the law) and placed increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. The CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

Also, many states have similar healthcare statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, that apply regardless of the payer. Additional state laws require pharmaceutical companies to implement a comprehensive compliance program, comply with industry’s compliance guidelines and relevant compliance guidance promulgated by the federal government and register pharmaceutical sales representatives and limit expenditure for, or payments to, individual medical or health professionals. In addition, certain state laws require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states; and report pricing with respect to certain drug products.

We may incur significant costs to comply with these laws and regulations now or in the future. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant criminal, civil and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion  from government healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Drug Safety

The safety of our products at all stages – from clinical trials to the administration and use and through to safe disposal – is a key area of attention for us. We acknowledge, however, that there are inherent risks associated with the use of drug products. We attempt to minimize these through stringent adherence to quality control procedures and proactive recall processes whenever a safety concern is identified.  To date, we have not issued a recall for any product.

In addition, starting mid-2018, all sales packs of Afrezza that are placed in the distribution chain are serialized in accordance with the requirements of the Drug Quality and Security Act, which requires drug manufacturers to assign a unique identifier to each sales pack (and each aggregate of such sales pack, such as a case or pallet). These identifiers remain on such pack or aggregate through the whole supply chain until its consumption or destruction. This system is intended to improve detection and removal of drugs that may be counterfeit, stolen, contaminated, or otherwise harmful from the drug supply chain.

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

Long-Lived Assets

Our long-lived assets are located in the United States and totaled $26.8 million and $25.6 million as of December 31, 2019 and 2018, respectively.

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

As of December 31, 2019, we had 233 total employees, of which 232 were full-time. Of our full-time employees, 75 were engaged in manufacturing, 17 in research and development, 43 in general and administrative and 97 in selling and marketing. Thirteen of these employees had a Ph.D. degree and/or M.D. degree and were engaged in activities relating to research and development, manufacturing, quality assurance or business development.

None of our employees are subject to a collective bargaining agreement. We believe relations with our employees are good.

Occupational Health and Safety

Hazardous materials are inherent in our operations, and it is not possible to eliminate completely the risk of accidental exposure from our operations.  We have established procedures to comply with governmental regulations regarding workplace safety, including training employees to enable them to recognize risks and empower them to learn, discover, work safely, and to minimize injuries, illnesses, environmental impact and regulatory risks. In 2019, our total illness and injury incidence rate was 2.0 per 100 employees compared to the 2018 industry average of 1.6, as reported by the U.S. Department of Labor, and our DART (days away/restricted or job transfer) incident rate was 1.0 per 100 employees compared to the 2018 industry average of 0.9. We will continue our efforts to ensure a high level of workplace safety.

Corporate Information

We were incorporated in the State of Delaware on February 14, 1991. Our principal executive offices are located at 30930 Russell Ranch Road, Suite 300, Westlake Village, California 91362, and our telephone number at that address is (818) 661-5000. MannKind Corporation and the MannKind Corporation logo are our service marks and trademarks. Our website address is http://www.mannkindcorp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.

Scientific Advisors

We seek advice from a number of leading scientists and physicians on scientific, technical and medical matters. These advisors are leading scientists in the areas of pharmacology, chemistry, immunology and biology. Our scientific advisors are consulted regularly to assess, among other things:

•	our research and development programs;
•	the design and implementation of our clinical programs;
•	our patent and publication strategies;
•	market opportunities from a clinical perspective;
•	new technologies relevant to our research and development programs; and
•	specific scientific and technical issues relevant to our business.

A current listing of our scientific advisors is maintained on our corporate website at www.mannkindcorp.com.

Information about our Executive Officers

The following table sets forth our current executive officers and their ages:

Name	Age	Position(s)
Michael E. Castagna, Pharm.D.	43	Chief Executive Officer
Steven B. Binder	57	Chief Financial Officer
David M. Kendall, M.D	58	Chief Medical Officer
Joseph Kocinsky	56	Chief Technology Officer
James P. McCauley, Jr.	54	Chief Commercial Officer
Stuart A. Tross, Ph.D.	53	Chief People and Workplace Officer
David B. Thomson, Ph.D., J.D.	53	General Counsel and Secretary
Rosabel R. Alinaya	59	Vice President, Investor Relations and Treasury

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

Joseph Kocinsky has been our Chief Technology Officer since October 2015. Mr. Kocinsky has over 30 years of experience in the pharmaceutical industry in technical operations and product development. Prior to joining us in 2003, he held a variety of technical and management positions with increased responsibility at Schering-Plough Corp. Mr. Kocinsky holds a bachelor’s degree in chemical engineering and a master’s degree in Biomedical Engineering from New Jersey Institute of Technology and a master’s degree in Business Administration from Seton Hall University.

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

Rosabel R. Alinaya has been our Vice President, Investor Relations and Treasury since July 2017. Ms. Alinaya also served as Principal Accounting Officer from January 2016 to July 2017 with responsibility for finance, accounting, tax, treasury, investor relations and risk management. Previously, she was our Vice President, Finance since March 2011 after serving as our Corporate Controller since June 2003. Ms. Alinaya began her career at Deloitte & Touche LLP, graduating from California State University, Northridge with a B.S. in Accounting Information Systems.

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

This report includes disclosures stating that our existing cash resources and our accumulated stockholder’s deficit raise substantial doubt about our ability to continue as a going concern. As of December 31, 2019, we had cash and cash equivalents of $29.9 million, short-term investment of $20.0 million and a stockholders’ deficit of $190.5 million. We may need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities, including the commercialization of Afrezza and the development of our product candidates. It may be difficult for us to raise additional funds on favorable terms, or at all. The extent of our additional funding requirements will depend on a number of factors, including:

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

•	the rate of progress and costs of our clinical studies and research and development activities;
•	the costs of procuring raw materials and operating our manufacturing facility;
•	our obligation to make milestone payments;
•	our success in establishing additional strategic business collaborations or other sales or licensing of assets, and the timing and amount of any payments we might receive from any such transactions;
•	actions taken by the FDA and other regulatory authorities affecting Afrezza and our product candidates and competitive products;
•	the emergence of competing technologies and products and other market developments;
•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;
•	the level of our legal and litigation expenses; and
•	the costs of discontinuing projects and technologies, and/or decommissioning existing facilities, if we undertake any such activities.

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

Successful commercialization of Afrezza is subject to many risks, including some that are outside our control. There are numerous examples of unsuccessful product launches, second launches that underperform original expectations and other failures to fully exploit the market potential of drug products, including by pharmaceutical companies with more experience and resources than us. We ultimately may be unable to gain widespread market acceptance of Afrezza for a variety of reasons, including the treatment and dosage regimen, potential adverse effects, pricing relative to alternative products, the availability of alternative treatments and lack of coverage or adequate reimbursement. We will need to maintain and enhance our commercialization capabilities in order to successfully commercialize Afrezza in the United States, and we may not have sufficient resources to do so. The market for skilled commercial personnel is highly competitive, and we may not be able to hire all of the personnel we need on a timely basis or retain them for a sufficient period. In addition, Afrezza is a novel insulin therapy with a distinct time-action profile and non-injectable administration, and we are therefore required to expend significant time and resources to train our sales force to be credible, persuasive and compliant with applicable laws in marketing Afrezza for the treatment diabetes to physicians and to ensure that a consistent and appropriate message about Afrezza is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of Afrezza and its proper administration, our efforts to successfully commercialize Afrezza could be put in jeopardy, which would negatively impact our ability to generate product revenues.

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

Although Afrezza has been approved in the United States by the FDA and in Brazil by ANVISA, we have not yet obtained approval in any other jurisdiction. In order to market Afrezza in a foreign jurisdiction, we must obtain regulatory approval in each such foreign jurisdiction, and we may never be able to obtain such approvals. The research, testing, manufacturing, labeling, sale, import, export, marketing, and distribution of pharmaceutical products outside the United States are subject to extensive regulation by foreign regulatory authorities, whose regulations differ from country to country. We will be required to comply with the different regulations and policies of the jurisdictions where we seek approval for Afrezza, and we have not yet identified all of the requirements that we will need to satisfy to submit Afrezza for approval for other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support the approval of Afrezza in the United States.

Our current strategy for the future commercialization of Afrezza outside of the United States, subject to receipt of the necessary regulatory approvals, is to seek and establish regional partnerships in foreign jurisdictions where there are commercial opportunities. It may be difficult to find or maintain collaboration partners that are able and willing to devote the time and resources necessary to successfully commercialize Afrezza. Collaborations with third parties may require us to relinquish material rights, including revenue from commercialization, agree to unfavorable terms or assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We may also face significant competition in seeking collaboration partners, and may not be able to find a suitable collaboration partner in a timely manner on acceptable terms, or at all. Any of these factors could cause delay or prevent the successful commercialization of Afrezza in foreign jurisdictions and could have a material and adverse impact on our business, financial condition and results of operations and the market price of our common stock and other securities could decline.

We may not be successful in our efforts to develop and commercialize our product candidates.

We have sought to develop our product candidates through our internal research programs. All of our product candidates will require additional research and development and, in some cases, significant preclinical, clinical and other testing prior to seeking regulatory approval to market them. Accordingly, these product candidates will not be commercially available for a number of years, if at all. Further research and development on these programs will require significant financial resources. Given our limited financial resources and our focus on the development and commercialization of Afrezza, we will likely not be able to advance these programs into clinical development unless we are able to obtain specific funding for these programs or enter into collaborations with third parties.

A significant portion of the research that we have conducted involves new technologies, including our Technosphere platform technology. Even if our research programs identify product candidates that initially show promise, these candidates may fail to progress to clinical development for any number of reasons, including discovery upon further research that these candidates have adverse effects or other characteristics that indicate they are unlikely to be effective. In addition, the clinical results we obtain at one stage are not necessarily indicative of future testing results. If we fail to develop and commercialize our product candidates, or if we are significantly delayed in doing so, our ability to generate product revenues will be limited.

We have a history of operating losses, we expect to incur losses in the future and we may not generate positive cash flow from operations in the future.

We are not currently profitable and have rarely generated positive net cash flow from operations. As of December 31, 2019, we had an accumulated deficit of $3.0 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of Afrezza. In addition, under our Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin through 2026. As of December 31, 2019, there was €82.0 million remaining in aggregate purchase commitments under this agreement. We may not have the necessary capital resources to service this contractual commitment.

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

The notes to our consolidated financial statements in this Annual Report on Form 10-K provide details about our various debt obligations. As of December 31, 2019, we had $120.3 million principal amount of outstanding debt, consisting of:

•

$40.0 million principal amount under a credit and security agreement with MidCap Financial Trust (as amended, the “MidCap Credit Facility”), bearing interest at an annual rate equal to one-month LIBOR plus 6.75%, subject to a one-month LIBOR floor of 2.00%, and maturing in August 2024;

•

$5.0 million principal amount of Convertible Senior Subordinated Exchange Notes due 2024 (the “2024 convertible notes”) bearing interest at 5.75% per annum, with interest payable in cash or equity semiannually in arrears on February 15 and August 15 of each year, and maturing in November 2024, all of which is convertible into shares of our common stock at the option of the holder at a conversion price of $3.00 per share;

•

$5.2 million in respect of two non-interest bearing promissory notes, each in the amount of $2.6 million, one of which will mature on June 30, 2020 (the “June 2020 note”) and the other of which will mature on December 31, 2020 (the “December 2020 note”, and together with the June 2020 note, the “2020 notes”); and

•

$70.1 million principal amount of indebtedness under two promissory notes (the “Mann Group promissory notes”) issued to The Mann Group LLC (“The Mann Group”), each bearing interest at a fixed rate of 7.00% per annum compounded quarterly and maturing in November 2024. The Mann Group promissory notes consist of a $35.0 million note that is convertible into shares of our common stock at the option of The Mann Group at a conversion price of $2.50 per share (the “Mann Group convertible note”) and a $35.1 million non-convertible note (the “Mann Group non-convertible note”). Interest is paid-in-kind from August 2019 until the end of 2020, after which we have the option to either pay interest-in-kind or in shares.

Under the MidCap Credit Facility, our interest rate on borrowed amounts is dependent on one-month LIBOR, which is the basic rate of interest used in lending between banks on the London interbank market. LIBOR is widely used as a reference for setting the interest rate on loans globally and is currently scheduled to be phased out in 2021. Before one-month LIBOR is phased out, we may need to renegotiate the MidCap Credit Facility to replace one-month LIBOR with a new standard, which has yet to be established. The consequences of these developments cannot entirely be predicted, but could result in higher interest rates on our loans under the MidCap Credit Facility. We cannot provide assurance that future interest rate changes will not have a material negative impact on our business, financial position, or operating results.

Under the MidCap Credit Facility, we may borrow an additional $10.0 million (“Tranche 2”) until April 15, 2020, subject to our satisfaction of certain conditions, including achieving Afrezza net revenue of at least $30.0 million on a trailing twelve month basis. Under the terms of the MidCap Credit Facility, a third advance of $25.0 million (“Tranche 3”) will be available to us until June 30, 2021, subject to the satisfaction of certain milestone conditions associated with Afrezza net revenue and certain milestone conditions related to our collaboration with United Therapeutics. We must also comply with a minimum cash covenant of $15.0 million at all times prior to our borrowing of the Tranche 2 advance, and $20.0 million at all times following the funding of Tranche 2 and Tranche 3.

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

The MidCap Credit Facility also contains a covenant relating to trailing twelve-month minimum Afrezza net revenue, tested on a monthly basis, which are set forth in the MidCap Credit Facility Agreement, as amended. If we fail to meet this covenant, any outstanding borrowings, together with accrued interest, under the MidCap Credit Facility could be declared immediately due and payable.

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

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the terms of our indebtedness when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2024 convertible notes, the holders of such debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2024 convertible notes or the MidCap Term Loan, or if we fail to repay or repurchase the 2024 convertible notes, 2020 notes, MidCap Term Loan or borrowings under the Mann Group promissory notes when required, we will be in default under the instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

For the commercial manufacture of Afrezza, we need access to sufficient, reliable and affordable supplies of insulin, FDKP, our Afrezza inhaler, the related cartridges and other materials. Currently, the only source of insulin that we have qualified for Afrezza is manufactured by Amphastar. We must rely on our suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin and FDKP in accordance with the FDA’s cGMP for drug products, and the production of the Afrezza inhaler and related cartridges in accordance with QSRs. Although we conduct our own inspections and review and/or approve investigations of each supplier, there can be no assurance that the FDA, upon inspection, would find that the supplier substantially complies with the QSR or cGMP requirements, where applicable. If a supplier fails to comply with these requirements or the comparable requirements in foreign countries, regulatory authorities may subject us to regulatory action, including criminal prosecutions, fines and suspension of the manufacture of our products. If we are required to find a new or additional supplier, we will need to evaluate that supplier’s ability to provide material that meets regulatory requirements, including cGMP or QSR requirements, as well as our specifications and quality requirements, which would require significant time and expense and could delay the production of Afrezza. In general, if any of our suppliers is unwilling or unable to meet its supply obligations or if we encounter delays or difficulties in our relationships with manufacturers or suppliers, and we are unable to secure an alternative supply source in a timely manner and on favorable terms, our business, financial condition, and results of operations may be harmed and the market price of our common stock and other securities may decline.

If we fail as an effective manufacturing organization or fail to engage third-party manufacturers with this capability, we may be unable to support commercialization of this product.

We use our Danbury, Connecticut facility to formulate both the Afrezza and TreT inhalation powders, fill plastic cartridges with the powders, package the cartridges in blister packs, and place the blister packs into foil pouches. We utilize a contract packager to assemble the final kits of Afrezza foil-pouched blister packs along with inhalers and the package inserts. The final responsibility for TreT packaging has not yet been determined.

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

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payors to contain or reduce the costs of healthcare through various means. In certain foreign markets the pricing of prescription pharmaceuticals is subject to direct governmental control. In the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services (“HHS”) has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. For example, in May 2019, the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. In addition, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have stated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that there will continue to be a number of federal and state proposals to implement similar and/or additional governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private third-party payors may take in response to any drug pricing and reimbursement reform proposals or legislation. Such reforms may limit our ability to generate revenues from sales of Afrezza or other products that we may develop in the future and achieve profitability. Further, to the extent that such reforms have a material adverse effect on the business, financial condition and profitability of any future marketing partner for Afrezza, and companies that are prospective collaborators for our product candidates, our ability to commercialize Afrezza and our product candidates under development may be adversely affected.

In the United States and elsewhere, sales of prescription pharmaceuticals still depend in large part on the availability of coverage and adequate reimbursement to the consumer from third-party payors, such as government health administration authorities and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. The market for Afrezza and our product candidates for which we may receive regulatory approval will depend significantly on access to third-party payors’ drug formularies, which are the lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. In addition, because each third-party payor individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming and costly process. We may be required to provide scientific and clinical support for the use of any product to each third-party payor separately with no assurance that approval would be obtained. This process could delay the market acceptance of any product and could have a negative effect on our future revenues and operating results. Even if we succeed in bringing more products to market, we cannot be certain that any such products would be considered cost-effective or that coverage and adequate reimbursement to the consumer would be available. Patients will be unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

The requirements governing drug pricing vary widely from country to country. In some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We may face competition for Afrezza or any of our other product candidates that receives marketing approval from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, there may be importation of foreign products that compete with our own products, which could negatively impact our profitability.

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

We face intense competition for qualified employees among companies in the biotechnology and biopharmaceutical industries. Our success depends upon our ability to attract, retain and motivate highly skilled employees. We may be unable to attract and retain these individuals on acceptable terms, if at all. In addition, in order to commercialize Afrezza successfully, we may be required to expand our workforce, particularly in the areas of manufacturing and sales and marketing. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing personnel, and we cannot assure you that we will be able to attract or retain any such new personnel on acceptable terms, if at all.

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

Changes or modifications in financial accounting standards may harm our results of operations.

From time to time, the Financial Accounting Standards Board (“FASB”), either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations and presentation or classification of cash flows. New pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future and as a result we may be required to make changes in our accounting policies.  Any difficulties in adopting or implementing new accounting standards, and updating or modifying our internal controls as needed on a timely basis, could result in our failure to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Finally, if we were to change our critical accounting estimates, including those related to the recognition of collaboration revenue and other revenue sources, our operating results could be significantly affected.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (“Tax Act”), enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2019 we had federal and state net operating loss carryforwards of $2.1 billion and $1.3 billion, respectively, which we assess annually. A portion of the federal and state net operating loss carryforwards have begun to expire. Net operating loss carryforwards that expire unused will be unavailable to offset future income tax liabilities. Under federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of our initial public offering, an ownership change within the meaning of Section 382 occurred in August 2004. As a result, federal net operating loss and credit carry forwards of approximately $216.0 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years. We have completed a Section 382 analysis beginning from the date of our initial public offering through to the end of the previous tax year regarding whether additional limitations may be placed on the net operating loss carryforwards and other tax attributes, and no additional changes in ownership that met Section 382 study ownership change threshold has been identified through December 31, 2019. There is a risk that changes in ownership may occur in tax years after December 31, 2019. If a change in ownership were to occur, our net operating loss carryforwards and other tax attributes could be further limited or restricted. If an ownership change were to occur and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Tax authorities may disagree with our positions and conclusions regarding certain tax positions, resulting in unanticipated costs, taxes or non-realization of expected benefits.

A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, the U.S. Internal Revenue Service or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable nexus, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case, we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.

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

Following the public announcement of sanofi-aventis U.S. LLC’s (“Sanofi”) election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of our officers and directors. In general, the complaints allege that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court ruled in October 2017 that U.S. law will apply to this case. The plaintiff appealed this ruling, and following an oral hearing before the Supreme Court of Israel, decided to withdraw his appeal. Subsequently, in November 2018, we filed a motion to dismiss the certification motion. In September 2019, the plaintiff brought a motion to amend his claim, which the court denied in January 2020. We will continue to vigorously defend against the claims advanced. If we are not successful in our defense, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if such claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.

At least for the foreseeable future, we expect that our manufacturing facility in Danbury, Connecticut will be the sole location for the manufacturing of Afrezza and TreT. This facility and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. We depend on our facilities and on collaborators, contractors and vendors for the continued operation of our business, some of whom are located in other countries. Natural disasters or other catastrophic events, including interruptions in the supply of natural resources, political and governmental changes, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, volcanic eruptions, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. We might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs or cause interruptions in our commercialization of Afrezza.

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

Legal, political and economic uncertainty surrounding the exit of the U.K. from the European Union may be a source of instability in international markets, create significant currency fluctuations and pose additional risks to our business.

Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020. This event is commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed to between the U.K. and the EU, the U.K. will be subject to a transition period until December 31, 2020, (the “Transition Period”), during which EU rules will continue to apply. Negotiations between the U.K. and the EU are expected to continue in relation to the customs and trading relationship between the U.K. and the EU following the expiry of the Transition Period.

The uncertainty concerning the U.K’s legal, political and economic relationship with the EU after the Transition Period may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise).  These developments, or the perception that any of them could occur, have had, and may continue to have, a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the U.K. financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.

Such a withdrawal from the EU is unprecedented, and it is unclear how the U.K’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our business.

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

Even if we comply with regulatory requirements, we may not be able to obtain the labeling claims necessary or desirable for product promotion. We may also be required to undertake post-marketing studies. For example, with the approval of Afrezza, the FDA has required that we conduct a five-year, randomized, controlled trial in patients with type 2 diabetes, the primary objective of which is to compare the incidence of pulmonary malignancy observed with Afrezza to that observed in a standard of care control group. We have an ongoing dialogue with the FDA regarding the endpoints and goals for this long-term trial and have not yet commenced this trial.

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
•

Requirements to report annually to CMS certain financial arrangements with physicians, as defined by such law, and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any “payments or transfers of value” made or distributed to prescribers, teaching hospitals and other healthcare providers and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year;

•	A requirement to annually report drug samples that certain manufacturers and authorized distributors provide to physicians; and
•	A Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

There remain judicial and congressional challenges to certain provisions of the PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. President Trump has signed two Executive Orders and other directives designed to eliminate the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and our business.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, and, following passage of the BBA, will stay in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “ATRA”), which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

•	The CCPA, which has been dubbed the first “GDPR-like” law in the United States;
•

The federal Physician Payments Sunshine Act under PPACA, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians, as defined by such law, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members; and

•

State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state laws that require drug manufacturers to report information related to payments and other transfer of value to physicians and other healthcare providers and entities, marketing expenditures or drug pricing.

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. With Afrezza now available in Brazil and as we pursue additional international approvals, we will be subject to similar foreign laws and regulations. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from U.S. federal or state healthcare programs, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

In addition, the Office of Inspector General of the HHS and other Congressional, enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate average manufacturer price (“AMP”) and best price (“BP”) for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. For example, failure to submit monthly/quarterly AMP and BP data on a timely basis could result in a civil monetary penalty. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that the CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.

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

Moreover, the term of a patent is limited and, as a result, the patents protecting our products expire at various dates. For example, various patents providing protection for the powder component of Afrezza have terms extending into 2026, 2028, 2029 or 2030. In addition, patents providing protection for our inhaler and cartridges have terms extending into 2023, 2031 or 2032. Our method of treatment claims extend into 2026, 2029, 2030 or 2031. As and when these different patents expire, Afrezza could become subject to increased competition. As a consequence, we may not be able to recover our development costs.

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

In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for: issuance upon the exercise of stock options, the vesting of restricted stock unit awards and purchases under our employee stock purchase program. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance or sale of substantial amounts of common stock, or the perception that such issuances or sales may occur, could adversely affect the market price of our common stock and other securities.

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
•

discussion of Afrezza, our other product candidates, competitors’ products, or our stock price by the financial and scientific press, the healthcare community and online investor communities such as chat rooms. In particular, it may be difficult to verify statements about us and our investigational products that appear on interactive websites that permit users to generate content anonymously or under a pseudonym. Statements attributed to company officials may, in fact, have originated elsewhere.

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

As of February 13, 2020, we had 212,295,318 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise the issuance of additional shares of our common stock upon the exchange or conversion of some or all of our 2024 convertible notes or the Mann Group promissory notes, or upon issuance of our outstanding warrants, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

We have paid no cash dividends on any of our capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future, and payment of cash dividends, if any, will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. In addition, pursuant to the MidCap Credit Facility, we are subject to contractual restrictions on the payment of dividends. There is no guarantee that our common stock will appreciate or maintain its current price. You could lose the entire value of any investment in our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In 2001, we acquired a facility in Danbury, Connecticut that included two buildings comprising of approximately 190,000 square feet encompassing 17.5 acres. In September 2008, we completed the construction of approximately 140,000 square feet of new manufacturing space providing us with two buildings totaling approximately 328,000 square feet, housing our research and development, manufacturing and certain administrative functions for Afrezza. We believe the Connecticut facility has sufficient space to satisfy anticipated commercial demand for Afrezza and TreT. Our obligations under the MidCap Credit Facility are secured by our facility in Danbury, Connecticut and other assets. At the end of December 31, 2019, we leased a total of approximately 24,475 square feet of office space in Westlake Village, California pursuant to a lease that expires in January 2023. This facility contains our principal executive offices.

Item 3. Legal Proceedings

Following the public announcement of Sanofi's election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of our officers and directors. In general, the complaints allege that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court ruled in October 2017 that U.S. law will apply to this case. The plaintiff appealed this ruling, and following an oral hearing before the Supreme Court of Israel, decided to withdraw his appeal. Subsequently, in November 2018, we filed a motion to dismiss the certification motion. In September 2019, the plaintiff brought a motion to amend his claim, which the court denied in January 2020. We will continue to vigorously defend against the claims advanced.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market

Our common stock has been traded on The Nasdaq Global Market under the symbol “MNKD” since July 28, 2004. The closing sales price of our common stock on The Nasdaq Global Market was $1.47 on February 13, 2020 and there were 107 registered holders of record of our common stock as of that date.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. Accordingly, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors. In addition, under the terms of the MidCap Credit Facility, we are restricted from declaring and distributing a cash dividend to our stockholders.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

MannKind is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The Company has elected the presentation requirements under Rule 12b-2 of the Exchange Act as a smaller reporting company and have herein included a two year discussion of our financial condition and results of operations. Please see our Annual Report on Form 10-K filed on February 26, 2019 for similar disclosures on previous years.

Overview

We are a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for patients with diseases such as diabetes and pulmonary arterial hypertension. Our only approved product, Afrezza, is an ultra rapid-acting inhaled insulin that was approved by the FDA in June 2014 to improve glycemic control in adult patients with diabetes. Afrezza became available by prescription in United States retail pharmacies in February 2015.

As of December 31, 2019, we had an accumulated deficit of $3.0 billion and a stockholders’ deficit of $190.5 million. We had net loss of $51.9 million and $87.0 million in the years ended December 31, 2019 and 2018, respectively. To date, we have funded our operations through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from certain collaborations, and from borrowings under certain loan arrangements. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding, there will continue to be substantial doubt about our ability to continue as a going concern.

Our business is subject to significant risks, including but not limited to our need to raise additional capital to fund our operations, our ability to successfully commercialize Afrezza, our ability to manufacture sufficient quantities of Afrezza and competition from other products and technologies. Additional significant risks also include the risks inherent in clinical trials and the regulatory approval process for our product candidates, which in some cases depends upon the efforts of our partners.

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

Revenue Recognition – Net Revenue – Commercial Product Sales — On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“the new revenue guidance”). We recognize revenue on product sales when a customer obtains control of our product, in an amount that reflects the consideration which we expect to be entitled in exchange for those goods or services. Product revenues are recorded net of applicable reserves for variable consideration, including discounts, rebates, allowances and fees. Management estimates related to revenue from commercial products includes estimates for variable consideration, product returns, government and payor rebates, and other incentives. For further detail refer to Note 2 – Summary of Significant Accounting Policies.

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

Inventory Costing and Recoverability — We determine the cost of inventory using the first-in, first-out or FIFO method. We capitalize inventory costs associated with our products based on judgement that future economic benefits are expected to be realized. Inventories are stated at the lower of cost or net realizable value. We analyzed our inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. We performed an assessment of projected sales to evaluate the lower of cost or net realizable value and the potential excess inventory on hand at December 31, 2019 and 2018. As a result of these assessments, we recorded inventory write-offs of $2.2 million in the year ended December 31, 2018. There were no inventory write-offs in the year ended December 31, 2019.

Recognized Loss on Purchase Commitments — We assess whether losses on long term purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for future purchases of inventory items are recognized unless recoverable. The loss on the purchase commitment balance is reduced as material is received. The balance of recognized loss on purchase commitments is primarily associated with insulin purchases. As of December 31, 2019 and 2018 the balance was $92.0 million and $98.3 million, respectively.

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

In connection with our quarterly assessment of impairment indicators, we recorded no impairments for the years ended December 31, 2019 and 2018. For further information see Note 4 — Property and Equipment of the Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data”.

Milestone Rights Liability — In July 2013, in conjunction with the execution of a loan agreement (the “Deerfield Credit Facility”) with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”) that expired following our full satisfaction of our repayment obligations, we issued to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÀRL, (the “Milestone Purchasers”) certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $70.0 million of which remains payable upon achievement of such milestones (the “Milestone Rights”), pursuant to an agreement (the “Milestone Agreement”) that continues beyond the expiration of the loan agreement. We evaluated the Milestone Rights and determined that such rights do not meet the definition of a freestanding derivative. Since we have elected not to apply the fair value option, we recorded the rights at the initial fair value. Upon the achievement of a milestone event, the milestone payment will be allocated between (i) a reduction of the initial liability and (ii) a return on investment and the gain or loss is recognized at the time the milestone event is achieved. The estimated fair value of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones discounted to present value using a selected market discount rate (Level 3 in the fair value hierarchy).

Clinical Trial Expenses — Our clinical trial accrual process seeks to account for expenses resulting from our obligations under contract with vendors, consultants, and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate trial expenses in our financial statements by matching period expenses with period services and efforts expended. In the event that we do not identify certain costs that have begun to be incurred or we underestimate or overestimate the level of services performed or the costs of such services, our reported expenses for a period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of the services are often judgmental. We make these judgments based upon the facts and circumstances known to us in accordance with GAAP.

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

Accounting for Income Taxes — Our management must make judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2019 and 2018, we had established a valuation allowance of $670.6 million and $665.4 million, respectively, against all of our net deferred tax asset balances due to uncertainties related to the realizability of our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (“Tax Act”), subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to account for GILTI in the year the tax is incurred.

Results of Operations

Years ended December 31, 2019 and 2018

Revenues

The following table provides a comparison of the revenue categories for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Net revenue — commercial product sales:
Gross revenue from product sales	$43,492	$30,242	$13,250	44%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(18,188)	(12,966)	$5,222	40%
Net revenue — commercial product sales	25,304	17,276	$8,028	46%
Revenue — collaborations and services	37,734	10,583	$27,151	257%
Total revenues	$63,038	$27,859	$35,179	126%

Gross revenue from the sales of Afrezza increased by $13.3 million, or 44%, for the year ended December 31, 2019 compared to the prior year. The increase was primarily driven by higher product demand and price increases, shipments to Biomm (Brazil) as well as a more favorable mix of Afrezza cartridges. The gross-to-net adjustment was $18.2 million (or 42% of gross revenue) for the year ended December 31, 2019, compared to $13.0 million (or 43% of gross revenue) for the prior year. The increase of $5.2 million was primarily due to a $1.8 million increase in wholesaler’s fee-for-service, a $1.3 million increase in rebates, chargebacks and patient co-pay assistance programs, and $1.8 million increase in product returns.  Shipments to Biomm (Brazil) of $0.7 million which began in 2019 were not subject to gross-to-net adjustments.  As a result, net revenue from the sales of Afrezza increased by $8.0 million, or 46%, for the year ended December 31, 2019 compared to the prior year.Net revenue from collaborations and services increased by $27.2 million, or 257%, for the year ended December 31, 2019 compared to the prior year. The increase was primarily driven by $24.8 million in revenue from the UT License Agreement and by $2.3 million in revenue from a separate research agreement with UT that we entered into in the fourth quarter of 2018 (the “UT Research Agreement”).

Commercial product gross profit

The following table provides a comparison of the commercial product gross profit categories for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Commercial product gross profit:
Net revenue — commercial product sales	$25,304	$17,276	$8,028	46%
Less cost of goods sold	(20,078)	(19,392)	$686	4%
Commercial product gross profit (loss):	$5,226	$(2,116)	$7,342	347%
Gross margin	21%	(12%)

Commercial product gross profit increased by $7.3 million, or 347%, for the year ended December 31, 2019 from a gross loss of $2.1 million in the prior year. The increase was primarily attributable to higher commercial product sales.

Non-GAAP Measures

To supplement our consolidated financial statements presented under GAAP, we are presenting certain non-GAAP financial measures to disclose additional information to facilitate the comparison of past and present operations, and they are among the indicators management uses as a basis for evaluating our financial performance. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results, provide management and investors with an additional understanding of our business operating results, including underlying trends (dollars in thousands).

	Year Ended December 31,
	2019	2018	$ Change	% Change
Net revenue — Afrezza	$25,304	$17,276	$8,028	46%
Less cost of goods sold	(20,078)	(19,392)	$686	4%
GAAP gross profit (loss) — Afrezza	5,226	(2,116)	$7,342	347%
Exclude Amphastar amendment fee	2,750	2,000	$750	38%
Non-GAAP gross profit (loss) — Afrezza	$7,976	$(116)	$8,092	6,976%
Non-GAAP gross margin	32%	(1%)

Expenses

The following table provides a comparison of the expense categories for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Expenses:
Cost of goods sold	$20,078	$19,392	$686	4%
Cost of revenue - collaborations and services	7,901	1,077	$6,824	634%
Research and development	6,900	8,737	$(1,837)	(21%)
Selling	46,373	47,407	$(1,034)	(2%)
General and administrative	28,296	32,309	$(4,013)	(12%)
Gain on foreign currency translation	(1,913)	(4,468)	$(2,555)	(57%)
Total expenses	$107,635	$104,454	$3,181	3%

Cost of goods sold increased by $0.7 million, or 4%, for the year ended December 31, 2019 compared to the prior year.  The increase was primarily attributable to higher cost of Afrezza sales of $2.1 million corresponding to higher Afrezza gross sales of $13.3 million and an increase of $0.8 million in fees paid for amendments to our Insulin Supply Agreement in 2018 and 2019, partially offset by a $2.2 million decrease in inventory write-offs as there were no inventory write-offs in 2019.

Cost of goods sold includes the fees incurred to amend our Insulin Supply Agreement, which consisted of approximately $2.8 million and $2.0 million for the years ended December 31, 2019 and 2018, respectively.

Cost of revenue - collaborations and services increased by $6.8 million, or 634%, for the year ended December 31, 2019 compared to the prior year. The increase was attributable to resource costs related to conducting activities under the UT License Agreement and UT Research Agreement, which began in the fourth quarter of 2018.

Research and development expenses decreased by $1.8 million, or 21%, for the year ended December 31, 2019 compared to the prior year. The decrease was primarily attributable to a $1.7 million decrease in personnel related costs and a $0.9 million decrease in clinical trial spending, partially offset by increased expenses of $0.2 million related to the development of our BluHale inhalation profiling apparatus and increased facility remediation and equipment repair costs of $0.5 million.

Selling expenses decreased by $1.0 million, or 2%, for the year ended December 31, 2019 compared to the prior year. The decrease was primarily attributable to a $6.0 million decrease in personnel related costs, a $0.3 million decrease in sponsorships and decreased consulting costs of $0.3 million in 2019, partially offset by a $5.6 million increase in costs for television advertising for Afrezza in 2019.

General and administrative expenses decreased by $4.0 million, or 12%, for the year ended December 31, 2019 compared to the prior year. This decrease was primarily attributable to a $0.6 million decrease in personnel and employee related costs, a $2.2 million net decrease in consulting and professional costs and a $1.2 million decrease in stock-based compensation costs.

Under the Insulin Supply Agreement with Amphastar, payment obligations are denominated in Euros. We are required to record the foreign currency translation impact of the U.S. dollar to Euro exchange rate associated with the recognized loss on purchase commitments. The gain on foreign currency translation decreased $2.6 million, or 57%, for the year ended December 31, 2019 due to the translation impact of the U.S. dollar to Euro exchange rates resulting in a lower gain in 2019 when compared to 2018.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Interest income	$997	$501	$496	99%
Interest expense on notes	(6,304)	(5,116)	$1,188	23%
Interest expense on Mann Group promissory notes	(4,602)	(4,323)	$279	6%
Gain (loss) on extinguishment of debt	3,529	(765)	$4,294	561%
Other expense	(926)	(437)	$489	112%
Total other expense	$(7,306)	$(10,140)	$(2,834)	(28%)

Interest income increased by $0.5 million, or 99%, for the year ended December 31, 2019 compared to the prior year. This increase was primarily attributable to a higher average balance on our money market funds and short-term investments.

Interest expense on notes, which included the MidCap Credit Facility, our previously outstanding $18.7 million aggregate principal amount of 5.75% Convertible Senior Subordinated Exchange Notes due 2021 (the “2021 notes”), our 2024 convertible notes, the Deerfield Credit Facility and the Milestone Rights, increased by $1.2 million, or 23%, for the year ended December 31, 2019 compared to the prior year. The increase was primarily attributable to additional interest of $3.4 million related to our milestone obligation under the Milestone Rights achieved in the third quarter of 2019, partially offset by lower interest as a result of the repayment of the Deerfield Credit Facility, which had an interest rate of 9.75%.

The gain on extinguishment of debt for the year ended December 31, 2019 was primarily due to the cancellation of the 2021 notes in exchange for cash, common stock, 2024 convertible notes and non-interest bearing notes in August 2019 pursuant to an exchange agreement. The loss on extinguishment of debt for the year ended December 31, 2018 was primarily attributable to conversions of convertible debt to common stock under the Deerfield Credit Facility in September 2018.

Other expense increased by $0.5 million, or 112%, for the year ended December 31, 2019 compared to the prior year. Other expense of $0.9 million incurred during 2019 was primarily due to expense recognized for the incremental fair value of warrants issued in December 2018 that were amended in December 2019. Other expense of $0.4 million incurred during 2018 primarily related to a currency loss realized in connection with a foreign exchange contract for purchases under the Insulin Supply Agreement.

Liquidity and Capital Resources

To date, we have funded our operations through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from certain collaborations, and from borrowings under certain loan arrangements.

As of December 31, 2019, we had $120.3 million principal amount of outstanding debt consisting of:

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

•	$5.2 million principal amount of 2020 notes, half of which mature in June 2020 and half of which mature in December 2020; and
•

$70.1 million principal amount of indebtedness under the Mann Group promissory notes bearing interest at a fixed rate of 7.00% per annum compounded quarterly and maturing in November 2024, $35.0 million of which is convertible into shares of our common stock at the option of The Mann Group at a conversion price of $2.50 per share. Interest is paid-in-kind from August 2019 until the end of 2020, after which we have the option to either pay interest in-kind or in shares.

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the MidCap Credit Facility, the 2024 convertible notes, the 2020 notes or the Mann Group promissory notes when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2024 convertible notes, the holders of such debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. The 2024 convertible notes and the Mann Group convertible note are fully convertible at any time prior to maturity as further disclosed in Note 7 – Borrowings.

To date, we have been able to timely make our required interest payments, but we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2024 convertible notes or under the MidCap Credit Facility, or if we fail to repay or repurchase the 2024 convertible notes, the 2020 notes, Mann Group promissory notes or borrowings under the MidCap Credit Facility, we will be in default under the applicable instrument for such indebtedness, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether.

In July 2013, we issued Milestone Rights to the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $70.0 million of which remains payable upon achievement of such milestones. See Note 13 — Commitments and Contingencies and Note 7 — Borrowings for further information related to the Milestone Rights.

These factors raise substantial doubt about our ability to continue as a going concern.  Our financial statements and related notes thereto included elsewhere in this report do not include adjustments that might result from any unfavorable outcome of this uncertainty.

During the year ended December 31, 2019, we used $88.5 million of cash for our operating activities mainly as a result of our net loss of $51.9 million as well as paid-in-kind interest on the Mann Group promissory notes of $32.8 million and a decrease in deferred revenue of $6.7 million.

During the year ended December 31, 2018, we used $37.7 million of cash for our operating activities mainly as a result of our net loss of $87.0 million, partially offset by a decrease in operating assets and liabilities primarily attributable to our receipt of $57.2 million in cash from collaboration agreements (revenue recognition of $46.8 million was deferred to future periods. See Note 8 — Collaborations and Licensing Arrangements).

Cash used in investing activities was $22.8 million for the year ended December 31, 2019 compared to cash used in investing activities of $0.2 million for the year ended December 31, 2018. The difference was primarily due to a purchase of treasury bills of $45.0 million, partially offset by proceeds from sales of treasury bills of $25.0 million in 2019. There was no investment in treasury bills for the year ended December 31, 2018.

Cash provided by financing activities was $69.9 million for the year ended December 31, 2019, primarily due to $39.1 million of net proceeds from the Midcap Credit Facility, $31.8 million of net proceeds from the exchange of the Mann Group promissory notes, $9.9 million of net proceeds from the exchange of the senior convertible notes, in addition to proceeds received from the issuance of our common stock associated with the exercise of warrants for $5.9 million and our at-the-market offering for $3.2 million.  These net proceeds were partially offset by net payments of $11.1 million for the 2021 notes and $6.9 million for the Deerfield Credit Facility.

Cash provided from financing activities was $61.3 million for the year ended December 31, 2018 primarily related to an aggregate proceeds of $68.0 million in a public offering and a direct placement of common stock and $2.0 million in at-the-market issuance of common stock offset by $5.0 million of principal payment on Facility Financing Obligation and $4.1 million costs associated with the offering and direct placement of common stock.

Future Liquidity Needs

We are not currently profitable and have rarely generated positive net cash flows from operations. In addition, we expect to continue to incur significant expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for Afrezza, and collaboration and development costs for product candidates in our pipeline. As of December 31, 2019, we had an accumulated deficit of $3.0 billion and $120.3 million of total principal amount of outstanding borrowings, with limited capital resources of $29.9 million in cash and cash equivalents and $20.0 million in short-term investments. These financial conditions raise substantial doubt about our ability to continue as a going concern.

Our capital resources may not be sufficient to continue to meet our current and anticipated obligations over the next twelve months if we cannot increase our operating cash inflows by growing our prescription and revenue base and/or obtain access to the remaining $35.0 million borrowings that may become available under the MidCap Credit Facility. In the event these capital resources are not sufficient, we may need to raise additional capital by selling equity or debt securities, entering into strategic business collaboration agreements with other companies, seeking other funding facilities or licensing arrangements, selling assets or by other means. However, we cannot provide assurances that additional capital will be available on acceptable terms or at all. Issuances of debt or additional equity could impact the rights of our existing stockholders, dilute the ownership percentages of our existing stockholders and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.

If we are unable to meet our current and anticipated obligations over the next twelve months through our existing capital resources, or obtain new sources of capital when needed, we may have to delay or reduce the scope of our manufacturing operations, reduce or eliminate one or more of our development programs, or make significant changes to our operating plan. These factors raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8 — Financial Statements and Supplementary Data,” for information regarding accounting standards we adopted in 2019 and other new accounting standards that have been issued by the FASB but are not effective until after December 31, 2019.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Interest on borrowings under the MidCap Credit Facility is determined, for any one-month period, on the basis of one-month LIBOR in effect at the beginning of such period plus 6.75%, subject to a one-month LIBOR floor of 2.00%.  Accordingly, our interest expense under the MidCap Credit Facility is subject to changes in the one-month LIBOR rate.  All other debt has fixed interest rates, so the interest expense associated with such debt is not exposed to changes in market interest rates. Specifically, the interest rate on amounts borrowed under the Mann Group promissory notes is fixed at 7.00% and the interest rate under the 2024 convertible notes is fixed at 5.75%. See Note 7 – Borrowings for information about the principal amount of outstanding debt.

If a change in the one-month LIBOR interest rate equal to 10% of the one-month LIBOR interest rate on December 31, 2019 were to have occurred, this change would not have a material effect on our interest payment obligation.

Our current policy requires us to maintain a highly liquid short-term investment portfolio consisting mainly of U.S. money market funds, U.S. Treasury bills or notes and investment-grade corporate, government and municipal debt. None of these investments are entered into for trading purposes. Our cash is deposited in and invested through highly rated financial institutions in North America.

If a change in interest rates equal to 10% of the interest rates on December 31, 2019 were to have occurred, this change would not have had a material effect on the value of our short-term investment portfolio.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement with Amphastar. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro. In 2019, we entered into two 90-day foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks associated with then-existing insulin purchase commitments.  We realized a de minimis currency loss for these transactions, which we recorded in other income and expense.

Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on December 31, 2019 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax loss of approximately $9.2 million.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2019.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may not operate effectively because of changes in conditions such as replacing consulting resources with permanent personnel or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 Framework).

Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MannKind Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MannKind Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 25, 2020, expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the Company’s ability to continue as a going concern.

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

February 25, 2020

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Executive Officers — For information regarding the identification and business experience of our executive officers, see “Information about our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

(b) Directors — The information required by this Item regarding the identification and business experience of our directors and corporate governance matters will be contained in the section entitled “Proposal 1 — Election of Directors” and “Corporate Governance Principles and Board and Committee Matters” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the SEC on or before April 29, 2020, and is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

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
(1)(2)

Financial Statements and Financial Statement Schedules. The following Financial Statements of MannKind Corporation, Financial Statement Schedules and Report of Independent Registered Public Accounting Firm are included in a separate section of this report beginning on page 51:

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

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on November 19, 2007).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

4.3	Description of Common Stock.

4.4

Milestone Rights Purchase Agreement, dated as of July 1, 2013, by and among MannKind, Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (incorporated by reference to Exhibit 99.3 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 1, 2013).

4.5

Form of Warrant to Purchase Common Stock issued November 16, 2015 (incorporated by reference to Exhibit 4.17 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 15, 2016).

4.6

Form of Common Stock Purchase Warrant issued December 26, 2018 (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on December 21, 2018).

4.7

Amendment to Common Stock Purchase Warrant, dated December 22, 2019, by and between MannKind Corporation and CVI Investments, Inc. (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865),  filed with the SEC on December 23, 2019).

4.8

Form of Warrant to Purchase Stock issued to MidCap Financial Trust on August 6, 2019 (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 7, 2019).

4.9

Form of 5.75% Convertible Senior Subordinated Exchange Notes Due 2024 (incorporated by reference to Exhibit 4.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 7, 2019).

4.10

Indenture, dated as of August 6, 2019, by and between MannKind Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 7, 2019).

Exhibit Number	Description of Document
4.11

Promissory Note due June 30, 2020 made by MannKind Corporation in favor of Bruce & Co., Inc., dated August 6, 2019

(incorporated by reference to Exhibit 4.4 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 7, 2019).

4.12

Promissory Note due December 31, 2020 made by MannKind Corporation in favor of Bruce & Co., Inc., dated August 6, 2019 (incorporated by reference to Exhibit 4.5 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 7, 2019).

4.13

Convertible Promissory Note made by MannKind Corporation in favor of The Mann Group LLC, dated August 6, 2019 (incorporated by reference to Exhibit 4.6 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 7, 2019).

4.14

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

10.7*

Form of Indemnity Agreement entered into between MannKind and each of its directors and officers (incorporated by reference to Exhibit 10.1 to MannKind’s Registration Statement on Form S-1 (File No. 333-115020),filed with the SEC on April 30, 2004, as amended).

10.8*	Form of Change of Control Agreement (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on April 7, 2017).

10.9*	Description of Officers’ Incentive Program (incorporated by reference to Exhibit 10.5 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2006).

10.10*	2004 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to MannKind’s proxy statement on Schedule 14A (File No. 000-50865), filed with the SEC on April 6, 2012).

10.11*

Form of Stock Option Agreement under the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

10.12*

Form of Phantom Stock Award Agreement under the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on December 14, 2005).

10.13*

2004 Non-Employee Directors’ Stock Option Plan and form of stock option agreement there under (incorporated by reference to Exhibit 10.20 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2006).

10.14*	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.15 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 26, 2019).

10.15*

MannKind Corporation 2013 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 9, 2016).

10.16*

Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the MannKind 2013 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to MannKind’s registration statement on Form S-8(File No. 000-188790), filed with the SEC on May 23, 2013).

10.17*

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the MannKind 2013 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to MannKind’s registration statement on Form S-8 (File No. 000-188790), filed with the SEC on May 23, 2013).

10.18*	MannKind Corporation 2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to MannKind’s registration statement Form S-8 (File No. 333-226648), filed with the SEC on August 7, 2018).

10.19*

Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the MannKind 2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to MannKind’s registration statement on Form S-8 (File No. 333-226648), filed with the SEC on August 7, 2018).

Exhibit Number	Description of Document
10.20*

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

10.23**

Supply Agreement, dated as of July 31, 2014, by and between MannKind and Amphastar France Pharmaceuticals S.A.S. (incorporated by reference to Exhibit 10.3 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 10, 2014).

10.24

First Amendment to Supply Agreement, dated October 31, 2014, by and between MannKind and Amphastar France Pharmaceuticals, S.A.S. and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.32 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

10.25**

Second Amendment to Supply Agreement, dated November 9, 2016, by and between MannKind and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.33 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

10.26**

Third Amendment to Supply Agreement, dated April 11, 2018, by and between MannKind and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.8 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on May 9, 2018).

10.27**

Fourth Amendment to Supply Agreement, dated December 24, 2018, by and between MannKind and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.50 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 26, 2019).

10.28***

Fifth Amendment to Supply Agreement, dated August 2, 2019, by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 99.5 to MannKind’s Current Report on Form 8-K (File No.  000-50865), filed with the SEC on August 7, 2019).

10.29

Sublease Agreement, dated May 1, 2015, by and between MannKind and the Alfred Mann Foundation for Scientific Research (incorporated by reference to Exhibit 10.37 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 15, 2016).

10.30

Office Lease, dated May 5 2017, by and between MannKind and Russell Ranch Road II LLC. (incorporated by reference to Exhibit 10.3 to MannKind’s Quarterly Report on Form 10-Q (file No. 000-50865), filed with the SEC on August 7, 2017).

10.31

Controlled Equity OfferingSM Sales Agreement, by and between MannKind and Cantor Fitzgerald & Co., dated February 27, 2018 (incorporated by reference to Exhibit 10.47 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 27, 2018).

10.32**

License and Collaboration Agreement, dated September 3, 2018 by and between MannKind and United Therapeutics Corporation (incorporated by reference to Exhibit 10.8 to MannKind’s Quarterly Report on Form 10-Q (file No. 000-50865), filed with the SEC on November 1, 2018).

10.33**

Research Agreement, dated September 3, 2018 by and between MannKind and United Therapeutics Corporation (incorporated by reference to Exhibit 10.9 to MannKind’s Quarterly Report on Form 10-Q (file No. 000-50865), filed with the SEC on November 1, 2018).

10.34

Exchange Agreement, dated July 18, 2019, by and among MannKind Corporation, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on July 18, 2019).

10.35

Exchange Agreement, dated August 5, 2019, by and between MannKind Corporation and The Mann Group LLC (incorporated by reference to Exhibit 99.3 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 7, 2019).

10.36

Exchange Agreement, dated August 6, 2019, by and among MannKind Corporation, MannKind LLC, Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (incorporated by reference to Exhibit 99.4 to MannKind’s Current Report on Form 8-K (File No.  000-50865), filed with the SEC on August 7, 2019).

10.37

Exchange Agreement, dated August 6, 2019, by and between MannKind Corporation and Bruce & Co., Inc. (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 7, 2019).

10.38***

Credit and Security Agreement, dated August 6, 2019, by and among MannKind Corporation, MannKind LLC, the lenders party thereto from time to time and MidCap Financial Trust, as agent (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No.  000-50865), filed with the SEC on August 7, 2019).

Exhibit Number	Description of Document
10.39

Amendment No. 1 to Credit and Security Agreement, dated December 18, 2019, by and among MannKind Corporation, MannKind LLC, the lenders party thereto from time to time and MidCap Financial Trust, as agent (incorporated by reference to Exhibit 99.1 to

MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on December 18, 2019).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

*	Indicates management contract or compensatory plan.
**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
***	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNKIND CORPORATION

By:	/s/ Michael E. Castagna
Michael E. Castagna
Chief Executive Officer

Dated: February 25, 2020

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

Signature	Title	Date

/s/ Michael E. Castagna Michael E. Castagna	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2020

/s/ Steven B. Binder Steven B. Blinder	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2020

/s/ Kent Kresa Kent Kresa	Chairman of the Board of Directors	February 25, 2020

/s/ Ronald J. Consiglio Ronald J. Consiglio	Director	February 25, 2020

/s/ Michael Friedman Michael Friedman, M.D.	Director	February 25, 2020

/s/ Anthony C. Hooper Anthony C. Hooper	Director	February 25, 2020
/s/ Christine Mundkur	Director	February 25, 2020
Christine Mundkur

/s/ James S. Shannon James S. Shannon, M.D., MRCP (UK)	Director	February 25, 2020

MANNKIND CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MannKind Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MannKind Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2020 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 25, 2020

We have served as the Company’s auditor since 2001.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In thousands except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$29,906	$71,157
Restricted cash	316	527
Short-term investments	19,978	—
Accounts receivable, net	3,513	4,017
Inventory	4,155	3,597
Prepaid expenses and other current assets	2,889	2,556
Total current assets	60,757	81,854
Property and equipment, net	26,778	25,602
Other assets	6,190	249
Total assets	$93,725	$107,705

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,789	$5,379
Accrued expenses and other current liabilities	15,904	15,022
Facility financing obligation	—	11,298
Short-term note payable	5,028	—
Deferred revenue — current	32,503	36,885
Recognized loss on purchase commitments — current	7,394	6,657
Total current liabilities	65,618	75,241
Promissory notes	70,020	72,089
Accrued interest — promissory notes	2,002	6,835
Long-term Midcap credit facility	38,851	—
Senior convertible notes	5,000	19,099
Recognized loss on purchase commitments — long term	84,639	91,642
Operating lease liability	2,514	—
Deferred revenue — long term	8,344	10,680
Milestone rights liability	7,263	7,201
Total liabilities	284,251	282,787
Commitments and contingencies (Note 13)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.01 par value — 280,000,000 shares authorized, 211,787,573 and 187,029,967 shares issued and outstanding at December 31, 2019 and 2018, respectively	2,118	1,870
Additional paid-in capital	2,799,278	2,763,067
Accumulated other comprehensive loss	(19)	(19)
Accumulated deficit	(2,991,903)	(2,940,000)
Total stockholders' deficit	(190,526)	(175,082)
Total liabilities and stockholders' deficit	$93,725	$107,705

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018
	(In thousands except per share data)
Revenues:
Net revenue — commercial product sales	$25,304	$17,276
Revenue — collaborations and services	37,734	10,583
Total revenues	63,038	27,859
Expenses:
Cost of goods sold	20,078	19,392
Cost of revenue — collaborations and services	7,901	1,077
Research and development	6,900	8,737
Selling, general and administrative	74,669	79,716
Gain on foreign currency translation	(1,913)	(4,468)
Total expenses	107,635	104,454
Loss from operations	(44,597)	(76,595)
Other (expense) income:
Interest income	997	501
Interest expense on notes	(6,304)	(5,116)
Interest expense on promissory notes	(4,602)	(4,323)
Gain (loss) on extinguishment of debt	3,529	(765)
Other expense	(926)	(437)
Total other expense	(7,306)	(10,140)
Loss before income tax expense	(51,903)	(86,735)
Provision for income taxes	—	240
Net loss	$(51,903)	$(86,975)
Net loss per share — basic and diluted	$(0.27)	$(0.60)
Shares used to compute net loss per share — basic and diluted	195,584	144,136

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2019	2018
	(In thousands)
Net loss	$(51,903)	$(86,975)
Other comprehensive loss:
Cumulative translation loss	—	(1)
Comprehensive loss	$(51,903)	$(86,976)

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2018	119,053	$1,192	$2,638,992	$(18)	$(2,854,898)	$(214,732)
Exercise of stock options	7	—	7	—	—	7
Issuance of common stock from the release of restricted stock units	193	2	(1)	—	—	1
Issuance of common stock under Employee Stock Purchase Plan	400	3	342	—	—	345
Stock-based compensation expense	—	—	6,857	—	—	6,857
Issuance of common stock pursuant to conversion of Note Payable to Related Party	3,000	30	8,130	—	—	8,160
Issuance of common stock pursuant to conversion of Facility Financing Obligation	19,726	197	37,931	—	—	38,128
Issuance of common stock — direct placement	14,000	140	27,860			28,000
Issuance costs associated with direct placement			(1,610)	—	—	(1,610)
Issuance of common stock — public offering	26,667	267	39,733	—	—	40,000
Issuance cost associated with public offering	—	—	(2,538)	—	—	(2,538)
Issuance of common stock pursuant to conversion of Senior Convertible Notes	2,726	27	4,953	—	—	4,980
Issuance of at-the-market placement	1,028	10	2,079	—	—	2,089
Issuance costs associated with at-the-market placement	—	—	(84)	—	—	(84)
Issuance of common stock under Market Price Stock Purchase Plan	230	2	428	—	—	430
Amortization of shelf fees	—	—	(12)	—	—	(12)
Cumulative translation loss	—	—	—	(1)	—	(1)
Adjustment to adopt ASU 2014-09 (Topic 606)	—	—	—	—	1,873	1,873
Net loss	—	—	—	—	(86,975)	(86,975)
BALANCE, DECEMBER 31, 2018	187,030	$1,870	$2,763,067	$(19)	$(2,940,000)	$(175,082)
Exercise of stock options	68	1	123	—	—	124
Issuance of common stock under Employee Stock Purchase Plan	653	7	649	—	—	656
Stock-based compensation expense	—	—	6,203	—	—	6,203
Issuance of common stock pursuant to conversion of Deerfield Credit Facility	4,193	42	4,533	—	—	4,575
Issuance of common stock from the release of restricted stock units	705	7	(9)	—	—	(2)
Issuance of common stock pursuant to conversion of Mann Group promissory notes	7,143	71	7,929	—	—	8,000
Issuance of common stock pursuant to conversion of senior convertible notes	4,911	49	5,526	—	—	5,575
Issuance of common stock in at-the-market offering	2,585	26	3,173	—	—	3,199
Issuance cost associated with at-the-market offering	—	—	(60)	—	—	(60)
Issuance of warrants pursuant to MidCap Credit Facility	—	—	1,854	—	—	1,854
Issuance of common stock from the exercise of warrants	4,500	45	5,855	—	—	5,900
Warrant modification	—	—	688	—	—	688
Repurchase of warrants	—	—	(253)	—	—	(253)
Net loss	—	—	—	—	(51,903)	(51,903)
BALANCE, DECEMBER 31, 2019	211,788	$2,118	$2,799,278	$(19)	$(2,991,903)	$(190,526)

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,903)	$(86,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment-in-kind interest on promissory notes	(32,822)	—
Interest expense on promissory notes	4,712	4,488
Stock-based compensation expense	6,203	6,857
Gain on foreign currency translation	(1,913)	(4,468)
(Gain) loss on extinguishment of debt	(3,529)	765
Amortization of right-of-use assets	1,182	—
Depreciation, amortization and accretion	972	2,857
Loss on warrant transactions	868	—
Gain on sale, abandonment/disposal or impairment of property and equipment	—	(114)
Write-off of inventory	—	2,212
Other, net	107	(35)
Changes in operating assets and liabilities:
Accounts receivable, net	504	(1,339)
Inventory	(558)	(3,152)
Prepaid expenses and other current assets	(333)	454
Other assets	(549)	200
Accounts payable	(593)	(1,605)
Accrued expenses and other current liabilities	3,498	2,249
Deferred revenue	(6,717)	46,814
Recognized loss on purchase commitments	(4,395)	(6,939)
Operating lease liabilities	(1,672)	—
Accrued interest on Mann Group promissory notes	(1,545)	—
Net cash used in operating activities	(88,483)	(37,731)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of treasury bills	(44,971)	—
Proceeds from sale of treasury bills	24,993	—
Purchase of property and equipment	(2,565)	(354)
Proceeds from sale of property and equipment	—	120
Purchase of limited liability company ownership interest	(300)	—
Net cash used in investing activities	(22,843)	(234)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes	70,051	—
Proceeds from MidCap Credit Facility	40,000	—
Proceeds from senior convertible notes	9,910	—
Principal payments on Mann Group promissory notes	(38,264)	—
Principal payments on senior convertible notes	(11,081)	—
Principal payments on facility financing obligation	(6,920)	(5,000)
Issuance of common stock from the exercise of warrants	5,900	—
Proceeds from at-the-market offering	3,199	2,089
Milestone payment	(1,643)	—
Issuance cost associated with MidCap Credit Facility	(886)	—
Issuance cost associated with Mann Group promissory notes	(33)	—
Issuance costs associated with at-the-market offering	(60)	(84)
Repurchase of warrants	(433)	—
Exercise of stock options	124	—
Proceeds from public offering	—	40,000
Proceeds from direct placement	—	28,000
Proceeds from market price stock purchase plan	—	430
Issuance cost associated with public offering	—	(2,538)
Issuance cost associated with direct placement	—	(1,610)
Other	—	7
Net cash provided by financing activities	69,864	61,294
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(41,462)	23,329
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	71,684	48,355
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$30,222	$71,684
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash, net of amounts capitalized	$1,757	$3,759
Income taxes paid in cash	—	240
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payment on promissory notes through issuance of common stock	8,000	8,160
Addition of right-of-use assets upon adoption of new lease guidance	5,192	—
Payment of facility obligation through common stock issuance	4,575	37,912
Payment of senior convertible notes through common stock issuance	4,500	5,000
Payment of interest on senior convertible notes through common stock issuance	1,075	—
Common stock issuance to settle employee stock purchase plan liability	656	—
Issuance of warrants associated with MidCap Credit Facility	1,854	—

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Business — MannKind Corporation and its subsidiaries (the “Company”) is a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for diseases such as diabetes and pulmonary arterial hypertension. The Company’s only approved product, Afrezza (insulin human) Inhalation Powder, is an ultra rapid-acting inhaled insulin that was approved by the U.S. Food and Drug Administration (the “FDA”) in June 2014 to improve glycemic control in adults with diabetes. Afrezza became available by prescription in United States retail pharmacies in February 2015.  Currently, the Company promotes Afrezza to endocrinologists and certain high-prescribing primary care physicians in the United States through its specialty sales force. In addition, the Company’s partner in Brazil, Biomm, commenced commercialization of Afrezza in January 2020 and the Company’s partners in India and Australia are preparing for regulatory submissions and have not yet commenced commercialization in their respective territories.

Basis of Presentation — The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is not currently profitable and has rarely generated positive net cash flow from operations. In addition, the Company expects to continue to incur significant expenditures for the foreseeable future in support of its manufacturing operations, sales and marketing costs for Afrezza, and development costs for product candidates in the Company’s pipeline. As of December 31, 2019, the Company had an accumulated deficit of $3.0 billion and $120.3 million of total principal amount of outstanding borrowings, with limited capital resources of $29.9 million in cash and cash equivalents and $20.0 million in short-term investments. These financial conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In August 2019, the Company and MannKind LLC entered into a credit and security agreement with MidCap Financial Trust (as amended, the “MidCap Credit Facility”) to recapitalize its debt structure (the “recapitalization”) (Refer to Note 7 – Borrowings for further details).  The MidCap Credit Facility provides a secured term loan facility in an aggregate principal amount of up to $75.0 million, of which $40.0 million was outstanding as of December 31, 2019 and the remaining $35.0 million will become available under the following conditions: (1) $10.0 million will be available to the Company until April 15, 2020, subject to the satisfaction of certain conditions, including achieving Afrezza net revenue of at least $30.0 million on a trailing twelve month basis, and (2) the remaining $25.0 million will be available to the Company until June 30, 2021, subject to the satisfaction of certain milestone conditions associated with Afrezza net revenue and certain milestone conditions related to the Company’s collaboration with United Therapeutics (see Note 8 – Collaborations and Licensing Arrangements).

Principal payments on the MidCap Credit Facility began in September 2021.  In addition, the MidCap Credit Facility contains certain covenants, one of which includes a requirement to maintain a minimum of $15.0 million of unrestricted cash and cash equivalents.  This amount will increase to $20.0 million if the Company draws the aforementioned additional funding that may be made available.

As part of the recapitalization, the Company converted shares of common stock, made repayments on outstanding borrowings, and used some of the proceeds from the MidCap Credit Facility proceeds to:

1)	Fully repay the remaining $5.0 million due on its financing facility with Deerfield Private Design Fund II L.P. and Deerfield Private Design International I L.P.
2)

Pay down the Company’s obligations under the Mann Group promissory notes, including accrued interest, by $11.0 million and restructure the remaining $70.1 million of debt into the $35.0 million note that is convertible into shares of the Company’s common stock at $2.50 per share (the “Mann Group convertible note”) and the $35.1 million non-convertible note (the “Mann Group non-convertible note”).

3)

Reduce the 5.75% Convertible Senior Subordinated Exchange Notes due 2021 (the “2021 notes”) by $8.5 million and restructure the remaining $10.2 million to the $2.6 million due June 2020 (the “June 2020 note”), $2.6 million due December 2020 (the “December 2020 note”, and together with the June 2020 note, the “2020 notes”), and the $5.0 million 5.75% Convertible Senior Subordinated Exchange Notes due November 2024 (the “2024 convertible notes”) which are convertible into shares of our common stock at $3.00 per share.

The Company’s capital resources may not be sufficient to continue to meet its current and anticipated obligations over the next twelve months if the Company cannot increase its operating cash inflows by growing its prescription and revenue base and/or obtain access to the remaining $35.0 million borrowings that may become available under its MidCap Credit Facility. In the event these capital resources are not sufficient, the Company may need to raise additional capital by selling equity or debt securities, entering into strategic business collaboration agreements with other companies, seeking other funding facilities or licensing arrangements, selling assets or by other means. However, the Company cannot provide assurances that additional capital will be available on acceptable terms or at all.

If the Company is unable to meet its current and anticipated obligations over the next twelve months through its existing capital resources, or obtain new sources of capital when needed, the Company may have to delay, reduce the scope of its manufacturing operations, reduce or eliminate one or more of its development programs, and/or make significant changes to its operating plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported Consolidated Balance Sheets or Statements of Operations. An adjustment has been made to the Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2018 to separately identify the disclosures of non-cash investing and financing activities related to the payment of facility obligation through common stock issuance and senior convertible notes through common stock issuance. This change in classification does not affect previously reported cash flows from operating, investing or financing activities. In addition, an adjustment has been made to reclassify certain immaterial amounts of professional fees to other accrued expenses within the table of accrued expenses in Note 5 — Accrued Expenses and Other Current Liabilities as of December 31, 2018 for consistency with the current year presentation.

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

Revenue Recognition – Net Revenue – Commercial Product Sales – The Company sells Afrezza to a limited number of wholesale distributors and specialty pharmacies in the U.S. (collectively, its “Customers”). Wholesale distributors subsequently resell the Company’s products to retail pharmacies and certain medical centers or hospitals. Specialty pharmacies sell directly to patients. In addition to distribution agreements with Customers, the Company enters into arrangements with payors that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.

The Company recognizes revenue on product sales when the Customer obtains control of the Company's product, which occurs at delivery for wholesale distributors and at shipment for specialty pharmacies. Product revenues are recorded net of applicable reserves for variable consideration, including discounts and allowances.

Free Goods Program – From time to time, the Company offers programs to potential new patients that allow them to obtain free goods (prescription fills) from a pharmacy. On a net basis, it is not probable that the Company will receive the consideration from these products. Therefore, the Company excludes such amounts from both gross and net revenue.  The cost of product associated with the free goods program is included in cost of goods sold.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analysis also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2019 and, therefore, the transaction price was not reduced further during the year ended December 31, 2019. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net revenue – commercial product sales and earnings in the period such variances become known.

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

Product Returns —Consistent with industry practice, the Company generally offers Customers a right of return for unopened product that has been purchased from the Company for a period beginning six months prior to and ending 12 months after its expiration date, which lapses upon shipment to a patient. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to accounts receivable, net. The Company currently estimates product returns using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company’s current return reserve percentage is estimated to be in the single digits.

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

Revenue Recognition — Revenue — Collaborations and Services — The Company enters into licensing or research agreements under which the Company licenses certain rights to its product candidates to third parties or conducting research services to third parties. The terms of these arrangements may include, but are not limited to payment to the Company of one or more of the following:  up-front license fees; development, regulatory, and commercial milestone payments; payments for manufacturing commercial and clinical supply services the Company provides; and royalties on net sales of licensed products and sublicenses of the rights. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment such as determining the performance obligation in the contract and determining the stand-alone selling price for each performance obligation identified in the contract. If an arrangement has multiple performance obligations, the allocation of the transaction price is determined from observable market inputs, and the Company uses key assumptions to determine the stand-alone selling price, which may include development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. Revenue is recognized based on the measurement of progress as the performance obligation is satisfied and consideration received that does not meet the requirements to satisfy the revenue recognition criteria is recorded as deferred revenue. Current deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. For further information see Note 8 — Collaboration and Licensing Agreements.

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

The activity related to deferred revenue and the related revenue recognized for collaborations and services is as follows (in thousands):

	December 31,
	2019	2018
Deferred revenue:
Beginning balance	$47,565	$750
Upfront and milestone payments	25,000	55,000
Pass through payments	6,016	2,398
Revenue — collaborations and services	(37,734)	(10,583)
Ending balance	$40,847	$47,565

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

Cost of Goods Sold — Cost of goods sold includes material, labor costs and manufacturing overhead. Cost of goods sold also includes a significant component of current period manufacturing costs in excess of costs capitalized into inventory (excess capacity costs).  These costs, in addition to the impact of the annual revaluation of inventory to standard costs and write-offs of inventory are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. All insulin inventory on hand and the full purchase commitment contract to purchase future insulin was written off as of the end of 2015. Therefore, cost of goods sold excludes the cost of insulin purchased under our Insulin Supply Agreement, except for the contract amendment fees of approximately $2.8 million and $2.0 million for the years ended December 31, 2019 and 2018, respectively (see Note 13 – Commitments and Contingencies).

Cash and Cash Equivalents and Restricted Cash –  The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of December 31, 2019 and 2018, cash equivalents were comprised of money market accounts with maturities less than 90 days from the date of purchase.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets that sum to amounts reported on the consolidated statement of cash flows (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$29,906	$71,157
Restricted cash	316	527
Total cash, cash equivalents, and restricted cash	$30,222	$71,684

Short-term Investments — The Company’s short-term investments consist of U.S. Treasury securities stated at amortized cost which the Company intends to hold until maturity. Those with maturities less than 12 months are included in short-term investments and any investments with maturities in excess of twelve months are included in long-term investments in our consolidated balance sheets. The Company did not record any material gains or losses on these securities during the years ended December 31, 2019 and 2018.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and short-term investments. Cash and cash equivalents are held in high credit quality institutions. Cash equivalents consist of interest-bearing money market accounts and U.S. Treasury securities, which are regularly monitored by management. Short-term investments consist of U.S. Treasury securities with a maximum maturity of twelve months.

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

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2019	2018
Accounts Receivable, gross	$6,925	$5,198
Wholesaler distribution fees and prompt pay discounts	(1,767)	(868)
Reserve for returns	(1,645)	(313)
Accounts receivable, net	$3,513	$4,017

As of December 31, 2019 and December 31, 2018, the allowance for doubtful accounts was de minimis. As of December 31, 2019 and December 31, 2018, the Company had three wholesale distributors representing approximately 96% and 89% of sales, respectively.

Pre-Launch Inventory — An improvement to the manufacturing process for the Company’s primary excipient FDKP was demonstrated to be viable and management expects to realize an economic benefit in the future as a result of such process improvement.  Accordingly, the Company is required to assess whether to capitalize inventory costs related to such excipient prior to regulatory approval of the new supplier and the improved manufacturing process. In doing so, management must consider a number of factors in order to determine the amount of inventory to be capitalized, including the historical experience of achieving regulatory approvals for the Company’s manufacturing process, feedback from regulatory agencies on the changes being effected and the amount of inventory that is likely to be used in commercial production.  The shelf life of the excipient will be determined as part of the regulatory approval process; in the interim, the Company must assess the available stability data to determine whether there is likely to be adequate shelf life to support anticipated future sales occurring beyond the expected approval date of the new raw material.  If management is aware of any specific material risks or contingencies other than the normal regulatory review and approval process, or if the criteria for capitalizing inventory produced prior to regulatory approval are otherwise not met, the Company would not capitalize such inventory costs, choosing instead to recognize such costs as a research and development expense in the period incurred.

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

The Company recorded zero asset impairments for the years ended December 31, 2019 and 2018 (see Note 4 — Property and Equipment).

Recognized Loss on Purchase Commitments — The Company assesses whether losses on long term purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for the future purchases are recognized unless recoverable. When making the assessment, the Company also considers whether it is able to renegotiate with its vendors. The recognized loss on purchase commitments is reduced as inventory items are received. If, subsequent to an accrual, a purchase commitment is successfully renegotiated, the gain is recognized in the Company’s consolidated statement of operations. The liability balance of the recognized loss on insulin purchase commitments as of December 31, 2019 and 2018 was $92.0 million and $98.3 million, respectively.

Milestone Rights Liability — On July 1, 2013, in conjunction with the execution of the Facility Agreement, the Company issued Milestone Rights to the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million, of which $70.0 million remain payable as of December 31, 2019, upon the occurrence of specified strategic and sales milestones, including the achievement of specified net sales figures. The Company analyzed the Milestone Rights and determined that the Milestone Agreement does not meet the definition of a freestanding derivative. Since the Company has not elected to apply the fair value option to the Milestone Agreement, the Company recorded the Milestone Rights at their estimated initial fair value and accounted for the Milestone Rights as a liability.

The initial fair value estimate of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones and discounted to present value using a selected market discount rate. The expected timing and probability of achieving the milestones was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. The Milestone Rights liability will be remeasured as the specified milestone events are achieved. Specifically, as each milestone event is achieved, the portion of the initially recorded Milestone Rights liability that pertains to the milestone event being achieved, will be remeasured to the amount of the specified related milestone payment. The resulting change in the balance of the Milestone Rights liability due to remeasurement will be recorded in the Company’s consolidated statements of operations as interest expense. Furthermore, the Milestone Rights liability will be reduced upon the settlement of each milestone payment. As a result, each milestone payment would be effectively allocated between a reduction of the recorded Milestone Rights liability and an expense representing a return on a portion of the Milestone Rights liability paid to the investor for the achievement of the related milestone event (see Note 7 — Borrowings). As of December 31, 2019 and 2018, the remaining liability balance was $7.3 million and $8.9 million, respectively.

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

Clinical Trial Expenses — Clinical trial expenses, which are primarily reflected in research and development expenses in the accompanying consolidated statements of operations, result from obligations under contracts with vendors, consultants and clinical site agreements in connection with conducting clinical trials.

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

Recently Adopted Accounting Standards — Leases —The Company adopted Accounting Standards Codification (“ASC”) Topic 842 – Leases (“ASC 842”) on January 1, 2019. Under ASC 842, the Company is required to recognize the assets and liabilities that arise from most operating leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements.

Upon adoption of ASC 842, the Company recognized a lease liability to make lease payments and a right-of-use-asset representing its right to use the underlying asset for the applicable lease term using the optional transition method. In doing so, the Company elected the package of three practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company also elected the practical expedient that permits not separating lease and non-lease components for all classes of underlying assets. For short-term leases, the Company has elected not to apply the recognition requirements of this guidance. The Company did not elect to use the hindsight practical expedient.

Upon the adoption as of January 1, 2019, the impact on total assets and total liabilities was an increase of $5.2 million. The standard did not materially impact net earnings and had no impact on cash flow.  See Note 13 — Commitments and Contingencies for further information related to leases.

In July 2017, the FASB issued ASU No. 2017-11, Earnings per Share (Topic 260) and Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Provisions. This ASU addresses the complexity and cost of accounting for certain financial instruments with down round features that require fair value measurement of the entire instrument or conversion option and requires entities that present earnings per share in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. ASU 2017-11 is effective for fiscal years beginning January 1, 2019, including interim periods within those periods. The adoption of this standard did not materially impact the Company’s consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) to simplify and reduce the cost of accounting for income taxes. The pronouncement calls for removing exceptions to the incremental approach for intraperiod tax allocations, exceptions to the requirement to recognize a deferred tax liability for equity method investment when a foreign subsidiary becomes an equity method investment, exception to the ability to not recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808) to clarify when transactions between participants in a collaborative arrangement under ASC 808 are within the scope of the new revenue guidance when the collaborative arrangement participant is a customer. ASU 2018-18 is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company does not expect the adoption of this standard to have a materially impact on the Company’s consolidated financial statements.

3. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$1,751	$1,337
Work-in-process	1,432	1,605
Finished goods	972	655
Total inventory	$4,155	$3,597

Work-in-process and finished goods as of December 31, 2019 and 2018 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off and the projected loss on the purchase commitment contract to purchase future insulin was accrued as of the end of 2015. Raw materials inventory included $0.8 million of pre-launch inventory as of December 31, 2019, which consisted of FDKP received in November 2019 that will be used to manufacture Afrezza under an enhanced manufacturing process for FDKP.  Approximately 2% of the material received in November 2019 was recognized as a research and development expense and will be used by the Company for stability studies and other tests. The Company expects to receive FDA approval of the new source of FDKP in mid-2021, after which the pre-launch raw materials inventory will be reclassified as raw materials inventory for use in the manufacturing of Afrezza.  The Company did not have any pre-launch raw materials inventory as of December 31, 2018.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value.  The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand at December 31, 2019 and 2018. Inventory that was forecasted to become obsolete due to expiration is recorded in costs of goods sold in the accompanying consolidated statements of operations.  During the year ended December 31, 2018, the Company recorded a write-down of inventory of approximately $2.2 million. There were no inventory write-offs for the year ended December 31, 2019.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Useful	December 31,
	Life (Years)	2019	2018
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	37,543	34,967
Machinery and equipment	3-15	54,982	61,217
Furniture, fixtures and office equipment	5-10	3,005	2,954
Computer equipment and software	3	8,234	8,355
Construction in progress	—	114	342
		122,142	126,099
Less accumulated depreciation		(95,364)	(100,497)
Total property and equipment, net		$26,778	$25,602

Depreciation expense related to property and equipment for the years ended December 31, 2019 and 2018 was $1.6 million and $1.7 million, respectively. During the year ended December 31, 2019, the Company retired $6.7 million of manufacturing equipment and computer hardware as it was no longer in service. During the year ended December 31, 2018, the Company disposed of $2.1 million of furniture and fixtures, manufacturing equipment and laboratory equipment as it was no longer in service. The net book value for the disposed assets was de minimis.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	December 31,
	2019	2018
Salary and related expenses	$8,835	$8,110
Discounts and allowances for commercial product sales	3,162	2,656
Deferred lease liability	1,433	257
Professional fees	620	457
Accrued interest	409	492
Sales and marketing services	147	88
Other	1,298	1,319
Current portion of milestone rights liability	—	1,643
Accrued expenses and other current liabilities	$15,904	$15,022

6. Loan Arrangement with Former Related Party

In October 2007, the Company entered into a loan agreement with The Mann Group LLC (“The Mann Group”), which has been amended from time to time (including in August 2019 – see Note 7 – Borrowings).  During his lifetime, Alfred Mann controlled The Mann Group, and also served as the Company’s chief executive officer until January 2015 and chairman until February 2016.  Following Mr. Mann’s death in February 2016, control of The Mann Group was assumed by the trustees of the Alfred E. Mann Living Trust (the sole member and managing director of The Mann Group).  None of the trustees is a member of the Company’s management or has the ability to influence the Company.

At the time of Mr. Mann’s death, he beneficially owned approximately 36% of the outstanding shares of the Company’s common stock, including those held by The Mann Group.  Over the three years following Mr. Mann’s death, the trustees of The Mann Group disposed of a substantial portion of these holdings. The Company has been informed that The Mann Group currently holds approximately 9.3 million shares as of December 31, 2019, which represents less than 5% of the Company’s outstanding common stock. The Company reserved an additional 14,000,000 shares for issuance to The Mann Group upon the conversion of outstanding amounts under the Mann Group convertible note.  The Mann Group convertible note contains a provision that limits conversion to the extent that doing so would result in The Mann Group beneficially owning in excess of 9.99% (19.99% upon 65 days’ written notice from The Mann Group) of the outstanding shares of the Company’s common stock.

Given that the trustees of the Alfred Mann Living Trust have no influence over, or involvement in the operations of, the Company, the Company has ceased to identify The Mann Group as a related party in its consolidated financial statements. Specifically, the consolidated balance sheet reflects $70.0 million in carrying amount in respect of the Mann Group promissory notes whereas the Company’s Form 10-K filed on February 26, 2019 reflected $72.1 million as related party notes and $6.8 million as accrued interest due to related party in the corresponding consolidated balance sheet as of December 31, 2018.

7. Borrowings

Carrying amount of borrowings consist of the following (in thousands):

	December 31,
	2019	2018
Mann Group promissory notes	$70,020	$72,089
MidCap Credit Facility	38,851	—
Senior notes	10,028	19,099
Deerfield Credit Facility	—	11,298
Total debt — net carrying amount	$118,899	$102,486

During the year ended December 31, 2019, the Company discharged its obligations under the Deerfield Credit Facility, entered into the MidCap Credit Facility and restructured the obligations owed to its other lenders. The following table provides a summary of the Company’s debt and key terms:

	December 31,
	2019				2018
	Amount Due	Annual interest rate	Maturity date	Conversion price	Amount Due	Annual interest rate	Maturity date	Conversion price
Mann Group convertible note	$35.0 million (plus $1.0 million accrued interest paid-in-kind)	7.00%	November 2024	$2.50 per share	$71.5 million (plus $6.8 million accrued interest paid-in-kind)	5.84%	July 2021	$4.00 per share
Mann Group non- convertible note	$35.1 million (plus $1.0 million accrued interest paid-in-kind)	7.00%	November 2024	N/A	—	—	—	—
MidCap Credit Facility	$40.0 million	one-month LIBOR (2% floor) plus 6.75%	August 2024	N/A	—	—	—	—
2024 convertible notes	$5.0 million	5.75%	November 2024	$3.00 per share	$18.7 million	5.75%	October 2021	$5.15 per share
June 2020 note	$2.6 million	—	June 2020	N/A	—	—	—	—
December 2020 note	$2.6 million	—	December 2020	N/A	—	—	—	—
Deerfield Credit Facility	—	—	—	—	$4.0 million	9.75%	July 2019	N/A
	—	—	—	—	$5.0 million	9.75%	August 2019	N/A
	—	—	—	—	$2.5 million	8.75%	May 2019	N/A

The maturities of our borrowings as of December 31, 2019 are as follows (in thousands):

Amounts
2020	$5,262
2021	4,444
2022	13,333
2023	13,333
2024	83,940
Thereafter	—
Total principal payments	120,312
Unamortized discount	(539)
Debt issuance costs	(874)
Total debt	$118,899

Deerfield Facility Financing Obligation – On July 1, 2013, the Company entered into a facility agreement (the “Deerfield Credit Facility”) with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”), which permitted it to borrow $160.0 million through the issuance of 9.75% notes due 2019 (“2019 notes”), $100.0 million of which were converted into shares of the Company’s common stock during 2013 and 2014.  The Company and Deerfield amended the Deerfield Credit Facility in 2014 to permit the Company to borrow an additional $20.0 million through the issuance of 8.75% notes (“Tranche B notes”).  The remaining $80.0 million in principal amount that was not converted during 2013 and 2014 ($60.0 million in 2019 notes and $20.0 million in Tranche B notes) was subject to a repayment schedule that began in July 2016 and ended in August 2019. By June 30, 2019, the Company had repaid all amounts owed under the Tranche B notes and owed approximately $9.0 million in respect of outstanding 2019 notes. On July 18, 2019, the Company entered into an exchange agreement with Deerfield pursuant to which, among other things, the Company (i) repaid approximately $2.4 million in aggregate principal amount of 2019 notes plus all accrued and unpaid interest, and (ii) issued an aggregate of 1,514,423 shares of the Company’s common stock to Deerfield in exchange for approximately $1.6 million in aggregate principal amount of 2019 notes.

On August 6, 2019, the Company entered into an exchange agreement with Deerfield pursuant to which, among other things, the Company (i) repaid $2.0 million of the aggregate principal amount of 2019 notes plus accrued and unpaid interest, (ii) issued an aggregate of 2,678,571 shares of the Company’s common stock to Deerfield in exchange for $3.0 million in aggregate principal amount of 2019 notes and (iii) canceled the 2019 notes.

As of December 31, 2019, the Deerfield Credit Facility was paid in full. The unamortized debt issuance costs and debt discount were zero and $0.2 million as of December 31, 2019 and 2018, respectively.

Milestone Rights — As of December 31, 2019 and 2018, the remaining Milestone Rights liability balance was $7.3 million and $8.9 million, respectively, which was based on initial fair value estimates calculated using the income approach and reduced by milestone achievement payments made. During the third quarter of 2019, the Company achieved the first Afrezza net sales milestone specified in the Milestone Agreement.  As a result, the Company delivered a milestone event notice to the Milestone Purchasers and made a payment of $5.0 million in the fourth quarter of 2019. The carrying value of this Milestone Rights liability was $1.6 million, which represented the fair value related to this payment, determined in 2013 (the most recent measurement date). Accordingly, $1.6 million was recorded as a reduction to the current Milestone Rights liability and $3.4 million was recognized as interest expense. The remaining Milestone Right liability of $7.3 million remains non-current as of December 31, 2019.

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

MidCap Credit Facility — In August 2019, the Company closed the MidCap Credit Facility, which provides a secured term loan facility in an aggregate principal amount of up to $75.0 million. The Company borrowed the first advance of $40.0 million (“Tranche 1”) on August 6, 2019. Under the terms of the MidCap Credit Facility, the second advance of $10.0 million (“Tranche 2”) will be available to the Company until April 15, 2020, subject to the satisfaction of certain conditions, including achieving Afrezza net revenue of at least $30.0 million on a trailing twelve month basis. Under the terms of the MidCap Credit Facility, the third advance of $25.0 million (“Tranche 3”) will be available to the Company until June 30, 2021, subject to the satisfaction of certain milestone conditions associated with Afrezza net revenue and certain milestone conditions related to the Company’s collaboration with United Therapeutics (see Note 8 – Collaborations and Licensing Arrangements). In addition, unamortized debt issuance costs were $0.8 million and unamortized debt discount was $0.3 million as of December 31, 2019.

In December 2019, the Company entered into an Amendment No. 1 to the MidCap Credit Facility, pursuant to which the parties agreed to (i) amend the financial covenant relating to trailing twelve month minimum Afrezza Net Revenue (as defined in the MidCap Credit Facility) requirements, (ii) add a condition to the third advance of $25.0 million that requires the Company achieve certain amounts of Afrezza Net Revenue, and (iii) increase the exit fee from 6.00% to 7.00% of the principal amount of all term loans advanced to the Company under the MidCap Credit Facility.

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

The MidCap Credit Facility contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions.  The Company must also comply with a financial covenant relating to trailing twelve month minimum Afrezza net revenue, tested on a monthly basis, and a minimum cash covenant of $15.0 million at all times prior to the funding of Tranche 2, and $20.0 million at all times following the funding of Tranche 2 and Tranche 3.  As of December 31, 2019, the Company was in compliance with the financial and minimum cash covenants.

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

The Company also agreed to issue warrants to purchase shares of the Company’s common stock (the “MidCap warrants”) upon the drawdown of each term loan advance under the MidCap Credit Facility in an aggregate amount equal to 3.25% of the amount drawn, divided by the exercise price per share for that tranche. The exercise price per share is equal to the volume-weighted average closing price of the Company’s common stock for the ten business days immediately preceding the second business day before the issue date. As a result of Tranche 1, the Company issued warrants to purchase an aggregate of 1,171,614 shares of the Company’s common stock, at an exercise price equal to $1.11 per share. The MidCap warrants are immediately exercisable and expire on the earlier to occur of the seventh anniversary of the respective issue date or, in certain circumstances, the closing of a merger, sale or other consolidation transactions in which the consideration is cash, stock of a publicly traded acquirer, or a combination thereof. The Company determined that these warrants met the criteria for equity classification and accounted for such warrants in additional paid-in capital.

Senior Notes — As of December 31, 2019 and 2018, there was $10.2 million and $18.7 million, respectively, of principal amount of senior notes outstanding.

In August 2019, the Company entered into a privately-negotiated exchange agreement with  the 2021 notes, pursuant to which, among other things, the Company (i) repaid $1.5 million in cash to such holder, (ii) issued 4,017,857 shares of the Company’s common stock to such holder (at a conversion price of $1.12 per share), (iii) issued  the 2024 convertible notes to such holder in the principal amount of $5.0 million and (iv) issued the 2020 notes in the aggregate principal amount of $5.2 million, all in exchange for the cancellation of the $18.7 million in principal amount of the 2021 notes. The 2020 notes may be prepaid at any time on or prior to their respective maturity dates of June 30, 2020 and December 31, 2020 at the option of the Company. In addition, the Company may elect to pay the 2020 notes at any time on or prior to their respective maturity dates, if certain conditions are met, in shares of the Company’s common stock at a price per share equal to the last reported sale price on the trading day immediately prior to the payment date.

The 2024 convertible notes were issued pursuant to an indenture, dated as of August 6, 2019, between the Company and U.S. Bank National Association, as trustee (the “Indenture”).  The 2024 convertible notes are the Company’s general, unsecured obligations, and are subordinated in right of payment to the indebtedness incurred pursuant to the MidCap Credit Facility. The 2024 convertible notes rank equally in right of payment with the Company’s other unsecured senior debt. The 2024 convertible Notes accrue interest at the rate of 5.75% per year on the principal amount, payable semiannually in arrears on February 15 and August 15 of each year, beginning February 15, 2020, with interest accruing from August 6, 2019.  Interest on the 2024 convertible notes will be payable in cash or, at the option of the Company if certain conditions are met, in shares of the Company’s common stock at a price per share equal to the last reported sale price on the trading day immediately prior to the interest payment date.  The 2024 convertible notes will mature on the earlier of (i) November 4, 2024 or (ii) the 91st day after the payment in full of, and termination and discharge of all obligations (other than contingent indemnity obligations) under the MidCap Credit Facility.

The 2024 convertible notes will be convertible, at the option of the holder, at any time on or prior to the close of business on the business day immediately preceding the stated maturity date, into shares of the Company’s common stock at a conversion rate of 333.3333 shares per $1,000 principal amount of 2024 convertible notes, which is equal to a conversion price of approximately $3.00 per share.

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

If the Company undergoes certain fundamental changes, except in certain circumstances, each holder of 2024 convertible notes will have the option to require the Company to repurchase all or any portion of that holder’s 2024 convertible notes. The fundamental change repurchase price will be 100% of the principal amount of the 2024 convertible notes to be repurchased plus accrued and unpaid interest, if any.

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

As a result of the exchange of the senior convertible notes, the Company recorded $3.1 million as an extinguishment gain. The unamortized premium was zero and $0.4 million as of December 31, 2019 and 2018, respectively.

Mann Group promissory notes — In August 2019, the Company entered into a privately-negotiated exchange agreement with The Mann Group, pursuant to which, among other things, the Company (i) repaid $3.0 million in cash to The Mann Group, (ii) issued 7,142,857 shares of the Company’s common stock to The Mann Group (at a conversion price of $1.12 per share), (iii) issued the Mann Group convertible note to the Mann Group in an aggregate principal amount of $35.0 million and (iv) issued a new non-convertible promissory note the Mann Group non-convertible note to the Mann Group in an aggregate principal amount of $35.1 million, all in exchange for the cancellation of the $71.5 million in principal and approximately $9.5 million in accrued interest paid-in-kind under the Mann Group loan arrangement.

The Mann Group convertible note and Mann Group non-convertible note each accrue interest at the rate of 7.00% per year on the principal amount, payable quarterly in arrears on the first day of each calendar quarter beginning October 1, 2019.

The Mann Group convertible note will mature on November 3, 2024.  The principal and any accrued and unpaid interest under the Mann Group convertible note may be converted, at the option of the Mann Group, at any time on or prior to the close of business on the business day immediately preceding the stated maturity date, into shares of the Company’s common stock at a conversion rate of 400 shares per $1,000 of principal and/or accrued and unpaid interest, which is equal to a conversion price of $2.50 per share. The conversion rate will be subject to adjustment under certain circumstances described in the Mann Group convertible note.  Interest on the Mann Group convertible note will be payable in kind by adding the amount thereof to the principal amount; provided that with respect to interest accruing from and after January 1, 2021, the Company may, at its option, elect to pay any such interest on any interest payment date, if certain conditions are met, in shares of the Company’s common stock at a price per shall equal to the last reported sale price on the trading day immediately prior to the payment date.

The Mann Group non-convertible note will mature on the earlier of (i) November 3, 2024 or (ii) the 90th day after the repayment in full, and termination and discharge of all obligations (other than contingent indemnity obligations) under the MidCap Credit Facility.  Interest on the Mann Group non-convertible note will be payable in kind by adding the amount thereof to the principal amount; provided that the Company may, at its option, elect to pay any such interest on any interest payment date, if certain conditions are met, in shares of the Company’s common stock at a price per shall equal to the last reported sale price on the trading day immediately prior to the interest payment date.

The Company recorded $0.4 million as an extinguishment gain. The unamortized premium and unaccreted debt issuance costs was zero and $0.6 million as of December 31, 2019 and 2018, respectively.

Amortization of the premium and accretion of debt issuance costs related to all borrowings for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Amortization of debt premium	$(1,049)	$(339)
Amortization of debt discount	295	1,155
Accretion expense — debt issuance cost	(111)	(69)

See Note 6 — Loan Arrangement with Former Related Party for additional information on the Company’s loan arrangements with the Mann Group.

8. Collaboration and Licensing Arrangements

Revenue from collaborations and services for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2019	2018
UT License Agreement	$31,229	$6,386
UT Research Agreement	6,032	3,758
Receptor CLA	250	341
Cipla distribution agreement	148	98
Biomm distribution agreement	75	—
Total revenue from collaborations and services	$37,734	$10,583

United Therapeutics License Agreement – In September 2018, the Company and United Therapeutics Corporation (“United Therapeutics” or “UT”) entered into an exclusive global license and collaboration agreement (the “UT License Agreement”) for the rights to the Company’s dry powder formulation of treprostinil (“TreT”) and associated inhalation delivery devices. Under the UT License Agreement, UT is responsible for global development, regulatory and commercial activities with respect to TreT. The Company is responsible for manufacturing clinical supplies and commercial supplies of TreT.

Under the terms of the UT License Agreement, the Company received an upfront payment of $45.0 million in October 2018 and two $12.5 million milestone payments in 2019. The Company may receive additional milestone payments of up to $25.0 million upon the achievement of specified development targets. The Company will also be entitled to receive low double-digit royalties on net sales of TreT. UT, at its option, may expand the scope of the products covered by the UT License Agreement to include products with certain other active ingredients for the treatment of pulmonary arterial hypertension. Each such optioned product would be subject to UT’s payment to the Company of up to $40.0 million in additional option exercise and development milestone payments, as well as a low double-digit royalty on net sales of any such product. The Company recognizes revenue on a ratable basis from October 2018 through December 2021 — the estimated date when its performance obligations for development activities under the UT License Agreement will be substantially completed.

At the inception of the agreement, the Company identified one distinct performance obligation. The Company determined that the key deliverables include the license, supply of product to be used in clinical development, and certain research services upon achievement of specified development targets. Due to the specialized and unique nature of these services and their direct relationship with the license, the Company has determined that these deliverables represent one distinct bundle and thus, one performance obligation. The Company also determined that UT’s option to expand the scope of the products to include products with other active ingredients is not a material right, and thus, not a performance obligation at the onset of the agreement. The consideration for the option will be accounted for upon exercise of the option.

The Company expects to complete the activities specified in the development plan and to achieve the remaining milestone events for total consideration of approximately $101.4 million, which includes an upfront payment, four milestone payments and various pass-through costs. Future commercial supply remains at UT’s option and is valued at a stand-alone selling price and, therefore, is not accounted for under the current arrangement. The Company believes that this method best reflects the measure of progress toward complete satisfaction of the performance obligation.

Deferred revenue related to the UT License Agreement is being recognized in net revenue – collaborations over a 13-quarter period ending December 31, 2021, which represents the estimated period to satisfy the performance obligation.  As of December 31, 2019, the total deferred revenue for the UT License Agreement consisted of $38.4 million, of which $31.9 million is current and $6.5 million is long term. Deferred revenue is classified as part of current or long-term liability in the accompanying consolidated balance sheets based on the Company’s estimate of the portion of the performance obligation that will be completed within the next 12 months, and includes payments received as well as payments receivable.

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

At the inception of the UT Research Agreement, the Company identified two distinct performance obligations. The Company determined that the key deliverables of each performance obligation include (i) the development of a product prototype (including a technical feasibility report) and (ii) engineering consulting services. Due to the separately identifiable nature of these obligations, the Company has determined that these deliverables represent two distinct performance obligations. The Company also determined that UT’s option to expand the scope to include specific drug classes covered by the agreement is not a material right, and thus, not a performance obligation at the onset of the agreement. The consideration for the option will be accounted for upon exercise of the option.

The Company allocated the total $10.0 million transaction price to its two distinct performance obligations based on available observable market inputs.  A transaction price of $9.0 million was allocated to the product prototype and a transaction price of $1.0 million was allocated to engineering consulting services. The revenue for the product prototype is recognized using an output method (based on project milestones achieved and surveys of performance completed to date). The Company believes that this method best reflects the measure of progress toward complete satisfaction of the performance obligation. The revenue for the engineering consulting services was recognized using a ratable method until the obligation was satisfied. The Company believes that this method best reflects the measure of progress toward complete satisfaction of the performance obligation.

As of December 31, 2019, the deferred revenue balance was $0.2 million, which was classified as a current liability in the accompanying consolidated balance sheets.

Receptor Collaboration and License Agreement — In 2016, the Company entered into a collaboration and license agreement (the “CLA”) with Receptor Life Sciences, Inc. (“Receptor”) pursuant to which Receptor acquired an exclusive license to develop, manufacture and commercialize products that use the Company’s technology to deliver certain compounds via oral inhalation in exchange for upfront license fees, milestone payments upon the completion of certain technology transfer activities and the achievement of specified sales targets as well as royalties upon Receptor’s and its sublicensees’ sale of products.

A $1.0 million license fee received in 2016 was recorded in deferred revenue from collaborations as of December 31, 2016 and is being recognized in net revenue — collaborations over four years, the estimated period over which the Company is required to satisfy the remaining performance obligations. The remaining performance obligations are to provide certain technology transfer activities. As of December 31, 2019, the deferred revenue balance was $0.3 million, which was classified as a current liability in the accompanying consolidated balance sheets.

The additional payments referred to above represent variable consideration for which the Company has not recognized any revenue because it is uncertain that Receptor will be able to successfully develop, manufacture or sell product related to this license. There was no change to the accounting for this contract as a result of the initial application of the new revenue guidance since (i) the receipt of such payments is highly susceptible to factors outside of the Company’s influence, (ii) the uncertainty regarding the receipt of these payments is not expected to be resolved for years, and (iii) the Company has limited experience with similar contracts. See Note 1 – Description of Business and Note 2 –Summary of Significant Accounting Policies for additional information on the Company’s revenue recognition accounting policy.

In 2017, the Company entered into a manufacturing and supply agreement with Receptor pursuant to which the Company agreed to provide certain raw materials and certain additional research and formulation consulting services to Receptor. For the years ended December 31, 2019 and 2018, the additional research and formulation services provided to Receptor were de minimis.

Biomm Supply and Distribution Agreement – In May 2017, the Company and Biomm entered into a supply and distribution agreement for the commercialization of Afrezza in Brazil. Under this agreement, Biomm was responsible for pursuing regulatory approvals of Afrezza in Brazil, including from the Agência Nacional de Vigilância Sanitária (“ANVISA”) and, with respect to pricing matters, from the Camara de Regulação de Mercado de Medicamentos (“CMED”), both of which have now been received. In September 2019, the Company delivered its first shipment of Afrezza to Biomm and recognized $0.7 million as commercial product sales in advance of the launch of the product in Brazil. Biomm commenced product sales in January 2020.

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

The nonrefundable licensing fee was recorded in deferred revenue and is being recognized in net revenue – collaborations over 15 years, representing the estimated period to satisfy the performance obligation. The additional milestone payments represent variable consideration for which the Company has not recognized any revenue because of the uncertainty of obtaining marketing approval. The Company also recognized $0.2 million as income tax expense for a payment made to the India tax authority in 2018. As of December 31, 2019, the deferred revenue balance was $1.9 million, of which $0.1 million is classified as current and $1.8 million is classified as long term in the accompanying consolidated balance sheets.

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

The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities (excluding the Milestone Rights liability) approximate their fair value due to their relatively short maturities. The fair value of the cash equivalents, MidCap Credit Facility, Mann Group promissory notes, 2024 convertible notes, 2020 notes, and Milestone Rights liabilities are disclosed below.

Cash Equivalents and Restricted Cash — Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash. As of December 31, 2019 and 2018, the Company held $29.9 million and $71.2 million, respectively, of cash and cash equivalents. The Company held $0.3 million and $0.5 million in restricted cash as of December 31, 2019 and 2018, respectively. Both are comprised of money market funds. Restricted cash is used to collateralize a letter of credit. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

Short-term investments— Short-term investments consist of highly liquid investments that are intended to facilitate liquidity and capital preservation. As of December 31, 2019, the Company held $20.0 million of short-term investments in U.S. Treasury bills or notes. The Company did not have short-term investments as of December 31, 2018. The fair value of short-term investments approximate their carrying value. The fair value measurement is based on a market approach using quoted market values (Level 1 in the fair value hierarchy).

The fair value measurement of debt instruments is based on a discounted cash flow model and is sensitive to the change in yield (Level 3 in the fair value hierarchy):

		Hypothetical Change in Yield			Hypothetical Change in Notes Payable
	Yield	% Change	Hypothetical Yield	FV of Notes	FV	$ Change	% Change
				(in millions)
Mann Group promissory notes:
(with conversion feature)	29.0%	2%	31.0%	$46.2	$44.1	$(2.1)	-4.5%
	29.0%	-2%	27.0%	$46.2	$48.5	$2.3	5.0%
	29.0%	4%	33.0%	$46.2	$42.2	$(4.0)	-8.7%
	29.0%	-4%	25.0%	$46.2	$51.0	$4.8	10.4%
Senior notes:
(with conversion feature)	29.0%	2%	31.0%	$8.0	$7.8	$(0.2)	-2.5%
	29.0%	-2%	27.0%	$8.0	$8.2	$0.2	2.5%
	29.0%	4%	33.0%	$8.0	$7.6	$(0.4)	-5.0%
	29.0%	-4%	25.0%	$8.0	$8.4	$0.4	5.0%
MidCap Credit Facility
	11.5%	1%	12.5%	$40.0	$39.0	$(1.0)	-2.5%
	11.5%	-1%	10.5%	$40.0	$41.0	$1.0	2.5%
	11.5%	2%	13.5%	$40.0	$38.1	$(1.9)	-4.8%
	11.5%	-2%	9.5%	$40.0	$42.1	$2.1	5.3%

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments as of December 31, 2019 and 2018 (in millions):

	December 31, 2019
		Fair Value
	Carrying Amount	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial liabilities:
MidCap Credit Facility	$38.9	$40.0	$40.0
2024 convertible notes	5.0	3.7	3.7
June 2020 note	2.5	2.3	2.3
December 2020 note	2.5	2.0	2.0
Mann Group promissory notes	70.0	46.2	46.2
Milestone Rights	7.3	16.4	16.4
Total financial liabilities	$126.2	$110.6	$110.6

	December 31, 2018
		Fair Value
	Carrying Value	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial liabilities:
Deerfield Credit Facility	$11.3	$11.4	$11.4
Senior convertible notes	19.1	17.5	17.5
Mann Group promissory notes	72.1	55.0	55.0
Milestone Rights	8.9	18.1	18.1
Total financial liabilities	$111.4	$102.0	$102.0

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

Embedded Derivatives — The Company identified and evaluated a number of embedded features in the notes issued under the Deerfield Credit Facility to determine if they represented embedded derivatives that are required to be separated from the notes and accounted for as freestanding instruments. The Company analyzed the Tranche B notes and identified embedded derivatives, which required separate accounting. All of the embedded derivatives were determined to have a de minimis value at December 31, 2018 and no value as of December 31, 2019 due to the repayment of the Deerfield Credit Facility in August 2019.

10. Common and Preferred Stock

The Company is authorized to issue 280,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of December 31, 2019 and 2018, 211,787,573 and 187,029,967 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

In February 2018, the Company entered into a controlled equity offering sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million or such other amount as may be permitted by the Sales Agreement. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. For the year ended December 31, 2019, the Company sold an aggregate of 2,584,964 shares of the Company’s common stock at an average purchase price of $1.24 per share for an aggregate gross proceeds of approximately $3.2 million pursuant to the Sales Agreement.  For the year ended December 31, 2018, the Company sold an aggregate of 1,028,432 shares of the Company’s common stock at an average purchase price of $2.03 per share for an aggregate gross proceeds of approximately $2.1 million pursuant to the Sales Agreement.

In April 2018, the Company entered into securities purchase agreements with certain institutional investors. Pursuant to the terms of the purchase agreements, the Company sold to the purchasers in a registered offering an aggregate of 14,000,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 14,000,000 shares of the Company’s common stock at a combined purchase price of $2.00 per share and accompanying warrant. The shares of common stock and the warrants were immediately separable. The warrants became exercisable at a price of $2.38 per share beginning on October 9, 2018 and expired unexercised on April 9, 2019. The net proceeds to the Company from the offering were approximately $26.4 million. The offering closed on April 9, 2018.

In December 2018, the Company entered into an underwriting agreement with Leerink Partners LLC relating to the issuance and sale in a public offering of 26,666,667 shares of the Company’s common stock and warrants to purchase up to an aggregate of 26,666,667 shares of the Company’s common stock (the “December warrants”) at a combined purchase price of $1.50 per share and accompanying warrant. The shares of common stock and the December warrants were immediately separable.  The December warrants were immediately exercisable at issuance at a price of $1.60 per share and had an expiry date of December 26, 2019. The net proceeds to the Company from the offering were approximately $37.3 million.  The Company determined that the December warrants met the criteria for equity classification and accounted for such warrants in additional paid-in capital.  In July 2019, the Company repurchased 3,333,334 December warrants for consideration of approximately $0.4 million, for which $0.2 million was recognized as a reduction to additional paid-in capital on the consolidated balance sheet and $0.2 million was recognized as other expense on the consolidated statement of operations for cash paid in excess of fair value.  On December 23, 2019, the Company and one holder of a December warrant to purchase 11,750,000 shares of the Company’s common stock (the “Warrant Shares”) agreed to amend their December warrant to provide that (i) the exercise price per share for 4,500,000 Warrant Shares would be equal to $1.311 but only with respect to a cash exercise of such December warrant on December 23, 2019 and (ii) if the holder purchased at least 4,500,000 Warrant Shares pursuant to a timely cash exercise of such December warrant, the termination date of such December warrant would be extended to June 26, 2020.  The Company determined that the modified December warrants met the criteria for equity classification and the incremental fair value of approximately $0.7 million was recognized as additional paid-in capital. On December 23, 2019, 4,500,000 Warrant Shares were exercised by the holder at $1.311 per share for an aggregate exercise price of $5.9 million.  On December 26, 2019, 11,583,333 December warrants expired unexercised.  As of December 31, 2019, 7,250,000 Warrant Shares remained available for purchase by such holder until June 26, 2020 at a price of $1.60 per share.

For the year ended December 31, 2018, the Company received $0.4 million from the market price stock purchase plan for 230,445 shares. There were no market price stock purchase plan transactions for the year ended December 31, 2019.

11. Earnings per Common Share (“EPS”)

Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution under the treasury method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For periods where the Company has presented a net loss, potentially dilutive securities are excluded from the computation of diluted EPS as they would be antidilutive.

The following tables summarize the components of the basic and diluted EPS computations (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018
EPS — basic and diluted:
Net loss (numerator)	$(51,903)	$(86,975)
Weighted average common shares (denominator)	195,584	144,136
Net loss per share	$(0.27)	$(0.60)

Common shares issuable represents incremental shares of common stock which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the senior convertible notes and the Mann Group promissory notes.

Potentially dilutive securities outstanding that are considered antidilutive are summarized as follows (in shares):

	Year Ended December 31,
	2019	2018
Exercise of common stock options	14,135,681	10,976,118
Conversion of convertible notes payable to former related party into common stock	14,000,000	21,909,541
Exercise of warrants associated with public offering	7,250,000	26,666,667
Exercise of warrants associated with Midcap Credit Facility	1,171,614	—
Conversion of convertible notes into common stock	1,666,667	3,629,627
Vesting of restricted stock units	1,057,047	691,266
Employee stock purchase plan	369,979	307,395
Exercise of common stock warrants	31,851	31,851
Exercise of warrants associated with direct placement	—	14,000,000
Total	39,682,839	78,212,465

12. Stock Award Plans

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

The Company’s board of directors determines eligibility, vesting schedules and criteria, and exercise prices for stock awards granted under the 2018 Plan. Options and restricted stock unit awards under the 2018 Plan, the 2013 Plan and the 2004 Plan expire not more than ten years from the date of the grant and are exercisable upon vesting. Stock options that vest over time generally vest over four years. Current time-based vesting stock option grants vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter. Restricted stock units with time-based vesting generally vest at a rate of 25% per year over four years with consideration satisfied by service to the Company. The Company also issues stock awards with performance conditions.

The following table summarizes information about the Company’s stock-based award plans as of December 31, 2019:

	Outstanding Options	Outstanding Restricted Stock Units	Shares Available for Future Issuance
2004 Equity Incentive Plan	451,149	—	—
2013 Equity Incentive Plan	4,714,169	393,309	—
2018 Equity Incentive Plan	8,934,586	663,738	4,710,565
2004 Non-Employee Directors’ Stock Option Plan	35,777	—	—
Total	14,135,681	1,057,047	4,710,565

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

During the years ended December 31, 2019 and 2018, the Company recorded stock-based compensation expense of $6.2 million, $6.9 million, respectively.

Total stock-based compensation expense recognized in the accompanying consolidated statements of operations is included in the following categories (in thousands):

	Year Ended December 31,
	2019	2018
Cost of goods sold	$601	$379
Research and development	356	1,203
Selling, general and administrative	4,508	5,275
Cost of revenue — collaborations and services	738	—
Total	$6,203	$6,857

The expected volatility assumption used in the Company’s Black-Sholes option valuation model is based on an assessment of the historical volatility derived from an analysis of historical trade activity. The Company has selected risk-free interest rates based on U.S. Treasury securities with an equivalent expected term in effect on the date the options were granted. Additionally, the Company uses historical data and management judgment to estimate stock option exercise behavior and employee turnover rates to estimate the number of stock option awards that will eventually vest. The Company calculated the fair value of employee stock options granted during the years ended December 31, 2019 and 2018 using the following assumptions:

Year Ended December 31,
	2019	2018
Risk-free interest rate	1.52% — 2.51%	2.63% — 3.11%
Expected lives	6.20 — 9.37 years	5.90 — 7.19 years
Volatility	93.05% — 94.25%	92.68% — 93.62%
Dividends	—	—

The following table summarizes information about stock options outstanding:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2019	10,976,118	$5.75	7.83	$—
Granted	5,613,253	1.32
Exercised	(67,461)	1.10
Forfeited	(1,395,644)	2.25
Expired	(990,585)	17.07
Outstanding at December 31, 2019	14,135,681	$3.09	7.84	$182
Exercisable at December 31, 2019	4,554,661	$6.20	6.00	$86

The weighted average grant date fair value of the stock options granted during the years ended December 31, 2019 and 2018 was $1.32 and $1.51, respectively. The total intrinsic value of options exercised during the year ended December 31, 2019 and 2018 was de minimis. Intrinsic value is measured using the fair market value at the date of exercise for options exercised or at December 31 for outstanding options, less the applicable exercise price.

Cash received from the exercise of options during the year ended December 31, 2019 was approximately $0.1 million and for the year ended December 31, 2018 the cash received was de minimis.

As of December 31, 2019 and 2018, the Company recognized a de minimis amount and $1.9 million, respectively, of compensation costs related to the performance-based stock options. As of December 31, 2019, there was $1.1 million of unrecognized compensation costs related to performance-based stock options subject to performance conditions.

A summary of restricted stock unit activity for the year ended December 31, 2019 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2019	691,266	$3.72
Granted	1,293,690	1.42
Vested	(804,105)	2.33
Forfeited	(123,804)	2.06
Outstanding at December 31, 2019	1,057,047	2.16

Total fair value of restricted stock units vested during the years ended December 31, 2019 and 2018 was $1.1 million and $1.4 million, respectively. Intrinsic value of restricted stock units vested is measured using the closing share price on the day prior to the vest date. The total grant date fair value of restricted stock units outstanding as of December 31, 2019 and 2018 was $2.3 million and $2.4 million, respectively.

As of December 31, 2019, there was $9.9 million of unrecognized compensation expense related to options and performance-based options and $0.6 million of unrecognized compensation expense related to restricted stock units, which are expected to be recognized over the weighted average vesting period of 1.0 to 2.9 years. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and uses that information to estimate the date at which those performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

13. Commitments and Contingencies

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of December 31, 2019, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

Following the public announcement in January 2016 of the election by sanofi-aventis U.S. LLC (“Sanofi”) to terminate a license and collaboration agreement (the “Sanofi License Agreement”) between the Company and Sanofi and the subsequent decline in the Company’s stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against the Company and certain of its officers and directors. In general, the complaints allege that the Company and certain of its officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court ruled in October 2017 that U.S. law will apply to this case. The plaintiff appealed this ruling, and following an oral hearing before the Supreme Court of Israel, decided to withdraw his appeal. Subsequently, in November 2018, the Company filed a motion to dismiss the certification motion. In September 2019, the plaintiff brought a motion to amend his claim, which the court denied in January 2020. The Company will continue to vigorously defend against the claims advanced.

Contingencies — In July 2013, the Company also entered into a Milestone Agreement with the Milestone Purchasers, pursuant to which the Company granted such Milestone Purchasers rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, $70.0 million of which remains payable upon achievement of such milestones (see Note 7 — Borrowings).

Commitments — In July 2014, the Company entered into the Insulin Supply Agreement with Amphastar pursuant to which Amphastar manufactures for and supplies to the Company certain quantities of recombinant human insulin for use in Afrezza. Under the terms of the Insulin Supply Agreement, Amphastar is responsible for manufacturing the insulin in accordance with the Company’s specifications and agreed-upon quality standards.

In August 2019, the Company and Amphastar amended the Insulin Supply Agreement to extend the term to 2026 and to restructure the annual purchase commitments. The annual purchase requirements under the amended contract are as follows:

Minimum Commitment
2020	€6.6 million
2021	€6.6 million
2022	€8.5 million
2023	€10.8 million
2024	€14.6 million
2025	€15.5 million
2026	€19.4 million

During the year ended December 31, 2019 and 2018, the Company paid amendment fees of $2.8 million and $2.0 million, respectively, which were recognized as cost of goods sold.

Unless terminated earlier, the term of the Insulin Supply Agreement expires on December 31, 2026 and can be renewed for additional, successive two year terms upon 12 months’ written notice given prior to the end of the initial term or any additional two year term. The Company and Amphastar each have normal and customary termination rights, including termination for a material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy or insolvency of the other party. In addition, the Company may terminate the Insulin Supply Agreement upon two years’ prior written notice to Amphastar without cause or upon 30 days’ prior written notice to Amphastar if a controlling regulatory authority withdraws approval for Afrezza, provided, however, in the event of a termination pursuant to either of the latter two scenarios, the provisions of the Insulin Supply Agreement require the Company to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination. In 2019, the Company entered into two 90-day foreign currency hedging transactions to mitigate its exposure to foreign currency exchange risks associated with then-existing insulin purchase commitments. The Company realized a de minimis currency loss for these transactions, which was recorded in other income and expense.

Warrants - In December 2018, the Company issued the December warrants to purchase up to an aggregate of 26,666,667 shares of the Company’s common stock at an exercise price of $1.60 per share. During 2019, the Company repurchased 3,333,334 December warrants and modified 11,750,000 December warrants, of which 4,500,000 were subsequently exercised. In December 2019, 11,583,333 December warrants expired unexercised. As of December 31, 2019, 7,250,000 December warrants remain exercisable until June 26, 2020 at an exercise price of $1.60 per share.

On August 6, 2019, in connection with the MidCap Credit Facility, the Company issued warrants to purchase an aggregate of 1,171,614 shares of the Company’s common stock, at an exercise price equal to $1.11 per share, to the lenders. Additional MidCap warrants will be issued if the Company accesses additional tranches under the MidCap Credit Facility (see Note 7 — Borrowings).

Vehicle Leases – During the second quarter of 2018, the Company entered into a lease agreement with Enterprise Fleet Management Inc. for the lease of 119 vehicles. The lease requires monthly payments of approximately $83,000 per month including the cost of maintaining the vehicles, taxes and insurance. The lease commenced when the Company took possession of the majority of the vehicles in the second quarter of 2018 and expires 48 months after the delivery date.

As of December 31, 2019, 29 vehicles were removed from the fleet, resulting in a fleet size of 90 vehicles; no gain or loss was recorded. The revised monthly payment inclusive of maintenance fees, insurance and taxes is $65,000 and the reduction of the right of use asset and lease obligation is approximately $0.4 million in our consolidated balance sheets. The lease expense is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2019.

Upon adoption of ASC 842, the agreement was classified as an operating lease which resulted in recording right-of-use assets and lease liabilities of approximately $1.6 million and $1.9 million, respectively, as of January 1, 2019. These amounts included approximately $1.6 million of non-current other assets and approximately $0.6 million and $1.3 million of other current liabilities and operating lease liabilities, respectively.

Office Lease — On May 5, 2017, the Company executed an office lease with Russell Ranch Road II LLC for the Company’s corporate headquarters in Westlake Village, California. The office lease commenced in August 2017. The Company agreed to pay initial monthly lease payments of $40,951, subject to 3% annual increases, plus the estimated cost of maintaining the property and common areas by the landlord, with a five month concession from October 2017 through February 2018. The lease also provides for allowances for tenant alterations and maintenance.  The lease expires in January 2023 and provides the Company with a five year renewal option.  The lease expense is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for year ended December 31, 2019.

On November 29, 2017, the Company executed an office lease with Russell Ranch Road II LLC to expand the office space for the Company’s corporate headquarters in Westlake Village, California. The office lease commenced in October 2018. The Company agreed to pay initial monthly lease payments of $35,969, subject to a 3% annual increase, plus the estimated operating cost of maintaining the property by the landlord, which are allocable based an annual assessment made by the landlord. In addition, the Company received reimbursement from the landlord of $56,325 for tenant improvements and was not required to pay a first-year common area maintenance fee. The lease expires in January 2023 and provides the Company with a five year renewal option.

Upon adoption of ASC 842, this lease was classified as an operating lease which resulted in recording right-of-use assets and lease liabilities of approximately $3.2 million and $3.5 million, respectively, as of January 1, 2019. These amounts included approximately $0.9 million and $2.6 million of other current liabilities and operating lease liabilities, respectively.

Operating lease costs under all operating leases including office space and equipment for the year ended December 31, 2019 was approximately $1.5 million. Cash paid for all operating leases for the year ended December 31, 2019 was $1.8 million. Variable lease costs were approximately $0.4 million for the year ended December 31, 2019. The weighted average discount rate used was 7.5%. The weighted-average remaining lease term for all operating leases is 3.0 years.

Rent expense under all operating leases for the year ended December 31, 2018, including office space and equipment, was approximately $0.5 million prior to the adoption of ASC topic 842.

Future minimum office and vehicle lease payments as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
2019	$—	$1,595,421
2020	1,470,217	1,623,835
2021	1,499,484	1,653,101
2022	1,241,089	1,305,096
2023	87,957	87,957
Total	$4,298,747	$6,265,410

The 2018 amounts above are inclusive of office and vehicle lease payments in order to conform to the current year’s presentation.

14. Employee Benefit Plans

The Company administers a 401(k) savings retirement plan for its employees. The Company contributed $1.5 million and $1.0 million for the years ended December 31, 2019 and 2018, respectively.

15. Income Taxes

Loss from continuing operations before provision for income tax for the Company’s domestic and international operations was as follows (in thousands):

	Year Ended December 31,
	2019	2018
United States	$(51,044)	$(84,207)
Foreign	(859)	(2,528)
Loss before provision for income taxes	$(51,903)	$(86,735)

At December 31, 2019, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. There was no provision for income tax recorded for the year ended December 31, 2019 as a result of the current year losses. The provision for income taxes for the year ended December 31, 2018 was $0.2 million. The provision for income taxes relates only to withholding taxes for the year ended December 31, 2018 because the Company has incurred operating losses since inception. Accordingly, the net deferred tax assets have been fully reserved. The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2019	2018
Current
U.S. federal	$—	$—
U.S. state	—	—
Non-U.S.	—	240
Total current	—	240
Deferred
U.S. federal	(8,551)	(9,164)
U.S. state	3,299	(1,903)
Non-U.S.	—	—
Total deferred	(5,252)	(11,067)
Valuation allowance	5,252	11,067
Total	$—	$240

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized. Components of the net deferred tax assets as of December 31, 2019 and 2018, are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$531,970	$524,377
Research and development credits	80,488	81,583
Capitalized research	44	557
Milestone Rights	1,528	3,521
Accrued expenses	1,951	1,156
Loss on purchase commitment	22,167	23,194
Non-qualified stock option expense	3,128	2,551
Capitalized patent costs	4,964	5,090
Other	147	669
Lease liability	827	—
Interest expense limitation	1,167	—
Depreciation	21,132	22,560
Deferred Product Revenue & Costs	2,062	107
Total net deferred tax assets	671,575	665,365
Valuation allowance	(670,617)	(665,365)
Net deferred tax assets	$958	$—

Deferred tax liabilities:
Right of use asset	$(751)	$—
Other prepaids	(207)	—
Total deferred tax liabilities	(958)	—
Net deferred tax assets	$—	$—

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Federal tax benefit rate	21.0%	21.0%
Permanent items	(3.3)	1.0
Tax law changes	(2.7)	(0.7)
Stock based compensation	(0.9)	(6.5)
Tax attribute expirations	(4.0)	(1.6)
Foreign withholding tax	—	(0.3)
Valuation allowance	(10.1)	(13.2)
Effective income tax rate	0.0%	-0.3%

As of December 31, 2019 and 2018, management assessed the realizability of deferred tax assets. Management evaluated the need for an amount of any valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the Company’s deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50%) that the Company may not realize the benefit of its deferred tax assets. In assessing the realization of the Company’s deferred tax assets, the Company considers all available evidence, both positive and negative.

In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that all deferred tax assets were not realizable as of December 31, 2019. Accordingly, a valuation allowance of $670.6 million has been recorded to offset this deferred tax asset. During the years ended December 31, 2019 and 2018, the change in the valuation allowance was $5.3 million and $11.1 million, respectively.

At December 31, 2019, the Company had federal and state net operating loss carryforwards of approximately $2.1 billion and $1.3 billion available, respectively, to reduce future taxable income. $117.8 million of the federal losses do not expire and the remaining federal and state losses have started expiring, beginning in the current year through various future dates.

Pursuant to Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of the Company’s federal and state net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. As a result of the Company's initial public offering, an ownership change within the meaning of Internal Revenue Code Section 382 occurred in August 2004. As a result, federal net operating loss and credit carryforwards of approximately $216.0 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year can be utilized in future years in addition to the Section 382 limitation for those years. We have completed a Section 382 analysis beginning from the date of our initial public offering through to the end of the previous tax year regarding whether additional limitations may be placed on the net operating loss carryforwards and other tax attributes, and no additional changes in ownership that met Section 382 study ownership change threshold has been identified through December 31, 2019. There is a risk that changes in ownership may occur in tax years after December 31, 2019. If a change in ownership were to occur, our net operating loss carryforwards and other tax attributes could be further limited or restricted. If limited, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to the Company’s operations in the U.S. will not impact the Company’s effective tax rate.

At December 31, 2019, the Company had $54.2 million of U.S. federal research and development credits which expire beginning in 2024, and $26.3 million of state research and development credits. The California credits do not expire and the New Jersey credits will begin to expire in 2020. The Company also had two types of credits in Connecticut of which $15.7 million do not expire and $0.9 million will begin to expire in 2020. Due to the existence of the valuation allowance, the expiration of the research and development credits will not impact the Company’s consolidated statements of operations.

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

The Company considers its undistributed earnings of foreign subsidiaries to be permanently reinvested in foreign operations and has not provided for U.S. income taxes on such earnings. As of December 31, 2019 the Company had no undistributed earnings from its foreign subsidiaries.

The Company adopted Accounting Standards Codification (“ASC”) Topic 842 – Leases, on January 1, 2019. Under Topic 842, the Company is required to recognize the assets and liabilities that arise from most operating leases on the balance sheet. Upon adoption, no change in retained earnings was recorded related to income taxes as the Company maintains a full valuation allowance. As of the implementation date, an adjustment of $0.7 million was recorded as a deferred tax liability and an adjustment of $0.7 million was recorded as a deferred tax asset. See above for more information about the non-income tax impact of the adoption of the new leasing standard.

Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred.

16. Selected quarterly financial data (unaudited)

Summarized quarterly financial data for the years ended December 31, 2019 and 2018, are set forth in the following tables:

	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2019
Net revenues	$17,448	$15,002	$14,595	$15,993
Net loss	$(14,883)	$(12,387)	$(10,370)	$(14,263)
Net loss per share — basic and diluted	$(0.08)	$(0.07)	$(0.05)	$(0.07)
Weighted average common shares used to compute net loss per share — basic and diluted	187,434	188,054	199,906	206,689
2018
Net revenues	$3,465	$3,893	$4,469	$16,031
Net loss	$(30,385)	$(22,675)	$(24,168)	$(9,747)
Net loss per share — basic and diluted	$(0.25)	$(0.16)	$(0.16)	$(0.06)
Weighted average common shares used to compute net loss per share — basic and diluted	120,911	140,054	153,597	161,397