Form 10-Q
period 2020-03-31
MANNKIND CORP
filed 2020-05-06
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 13, 2020, there were 213,137,730 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2020

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$38,868	$29,906
Restricted cash	316	316
Short-term investments	—	19,978
Accounts receivable, net	5,032	3,513
Inventory	3,231	4,155
Prepaid expenses and other current assets	1,901	2,889
Total current assets	49,348	60,757
Property and equipment, net	26,517	26,778
Other assets	4,347	6,190
Total assets	$80,212	$93,725

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$6,731	$4,789
Accrued expenses and other current liabilities	18,326	15,904
Short-term note payable	5,101	5,028
Deferred revenue — current	30,840	32,503
Recognized loss on purchase commitments — current	7,250	7,394
Total current liabilities	68,248	65,618
Promissory notes	70,022	70,020
Accrued interest — promissory notes	3,259	2,002
Long-term Midcap credit facility	38,893	38,851
Senior convertible notes	5,000	5,000
Recognized loss on purchase commitments — long term	82,987	84,639
Operating lease liability	2,155	2,514
Deferred revenue — long term	1,772	8,344
Milestone rights liability	5,926	7,263
Total liabilities	278,262	284,251
Commitments and contingencies
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value - 280,000,000 shares authorized, 213,137,684 and 211,787,573 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2,131	2,118
Additional paid-in capital	2,801,044	2,799,278
Accumulated other comprehensive loss	—	(19)
Accumulated deficit	(3,001,225)	(2,991,903)
Total stockholders' deficit	(198,050)	(190,526)
Total liabilities and stockholders' deficit	$80,212	$93,725

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Net revenue — commercial product sales	$8,000	$5,076
Revenue — collaborations and services	8,235	12,372
Total revenues	16,235	17,448
Expenses:
Cost of goods sold	4,164	4,020
Cost of revenue — collaborations and services	3,362	1,537
Research and development	1,755	1,667
Selling, general and administrative	14,350	25,673
Impairment of commitment asset	1,521	—
Gain on foreign currency translation	(1,796)	(1,935)
Total expenses	23,356	30,962
Loss from operations	(7,121)	(13,514)
Other (expense) income:
Interest income	133	318
Interest expense on notes	(1,071)	(593)
Interest expense on promissory notes	(1,259)	(1,080)
Other expense	(4)	(14)
Total other expense	(2,201)	(1,369)
Loss before provision for income taxes	(9,322)	(14,883)
Provision for income taxes	—	—
Net loss	$(9,322)	$(14,883)
Net loss per share - basic and diluted	$(0.04)	$(0.08)
Shares used to compute basic and diluted net loss per share	212,467	187,434

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(9,322)	$(14,883)
Other comprehensive loss:
Cumulative translation loss	(19)	—
Comprehensive loss	$(9,341)	$(14,883)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
BALANCE, JANUARY 1, 2019	187,030	$1,870	$2,763,067	$(19)	$(2,940,000)	$(175,082)
Net issuance of common stock associated with stock options and restricted stock units	66	1	1	—	—	2
Issuance of common stock under Employee Stock Purchase Plan	296	3	314	—	—	317
Stock-based compensation expense	—	—	999	—	—	999
Issuance of common stock pursuant to conversion of Senior Convertible Notes	386	4	534	—	—	538
Restricted stock unit award	—	—	105	—	—	105
Net loss	—	—	—	—	(14,883)	(14,883)
BALANCE, MARCH 31, 2019	187,778	$1,878	$2,765,020	$(19)	$(2,954,883)	$(188,004)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
BALANCE, JANUARY 1, 2020	211,788	$2,118	$2,799,278	$(19)	$(2,991,903)	$(190,526)
Issuance of common stock under Employee Stock Purchase Plan	334	3	315	—	—	318
Stock-based compensation expense	—	—	1,128	—	—	1,128
Issuance of common stock associated with debt interest payment	99	1	143	—	—	144
Net issuance of common stock associated with stock options and restricted stock units	504	5	(322)	—	—	(317)
Issuance of common stock in at-the-market offering	413	4	518	—	—	522
Issuance cost associated with at-the-market offering	—	—	(16)	—	—	(16)
Cumulative translation loss	—	—	—	19	—	19
Net loss	—	—	—	—	(9,322)	(9,322)
BALANCE, MARCH 31, 2020	213,138	$2,131	$2,801,044	$—	$(3,001,225)	$(198,050)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,322)	$(14,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of commitment asset	1,521	—
Stock-based compensation expense	1,128	999
Depreciation, amortization and accretion	538	367
Amortization of right-of-use assets	282	395
Gain on foreign currency translation	(1,796)	(1,935)
Interest expense on promissory notes	1,257	1,134
Write-off of inventory	496	—
Other, net	19	104
Changes in operating assets and liabilities:
Accounts receivable, net	(1,661)	258
Inventory	428	(123)
Prepaid expenses and other current assets	988	164
Other assets	40	(340)
Accounts payable	1,942	1,599
Accrued expenses and other current liabilities	1,880	2,336
Deferred revenue	(8,235)	686
Operating lease liabilities	(724)	(395)
Recognized loss on purchase commitments	—	(1,963)
Net cash used in operating activities	(11,219)	(11,597)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(150)	(269)
Purchase of treasury bills	—	(24,764)
Proceeds from sale of treasury bills	20,000	—
Net cash provided by (used in) investing activities	19,850	(25,033)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from at-the-market offering	668	—
Issuance costs associated with at-the-market offering	(20)	—
Exercise of stock options	8	—
Payment of employment taxes related to vested restricted stock units	(325)	—
Other	—	3
Net cash provided by financing activities	331	3
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	8,962	(36,627)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	30,222	71,684
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$39,184	$35,057
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash, net of amounts capitalized	$885	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issuance to settle employee stock purchase plan liability	318	317
Payment of interest on senior convertible notes through common stock issuance	144	—
Non-cash construction in progress and property and equipment	32	246
Addition of right-of-use assets upon adoption of new lease guidance	—	5,192
Payment of interest on senior convertible notes through common stock issuance	—	534

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of MannKind Corporation and its subsidiaries (“MannKind,” the “Company,” “we” or “us”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 25, 2020 (the “Annual Report”).

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2020 may not be indicative of the results that may be expected for the full year.

Financial Statement Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates or assumptions. Management considers many factors in selecting appropriate financial accounting policies, and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process and the threat of the COVID-19 pandemic has increased the level of judgment used by management in developing these estimates and assumptions. The COVID-19 pandemic continues to rapidly evolve and the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. These effects could have a material impact on the estimates and assumptions used in the preparation of the accompanying condensed consolidated financial statements. The more significant estimates include revenue recognition and gross-to-net adjustments, assessing long-lived assets for impairment, clinical trial expenses, inventory costing and recoverability, recognized loss on purchase commitment, milestone rights liability, stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets.

Business — The Company is a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for diabetes and orphan lung diseases, such as pulmonary arterial hypertension. The Company’s only approved product, Afrezza (insulin human) Inhalation Powder, is an ultra rapid-acting inhaled insulin that was approved by the U.S. Food and Drug Administration (the “FDA”) in June 2014 to improve glycemic control in adults with diabetes. Afrezza became available by prescription in United States retail pharmacies in February 2015. Currently, the Company promotes Afrezza to endocrinologists and certain high-prescribing primary care physicians in the United States through its specialty sales force.

The Company’s partner in Brazil, Biomm S.A., commenced commercialization of Afrezza in January 2020. The Company’s partners in India and Australia are preparing for regulatory submissions and have not yet commenced commercialization in their respective territories.

Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is not currently profitable and has rarely generated positive net cash flow from operations. In addition, the Company expects to continue to incur significant expenditures for the foreseeable future in support of its manufacturing operations, sales and marketing costs for Afrezza, and development costs for product candidates in the Company’s pipeline. As of March 31, 2020, the Company had an accumulated deficit of $3.0 billion and $120.3 million of total principal amount of outstanding borrowings, with limited capital resources of $38.9 million in cash and cash equivalents. These financial conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In August 2019, the Company and its wholly owned subsidiary, MannKind LLC, entered into a credit and security agreement with MidCap Financial Trust (as amended, the “MidCap Credit Facility”) to restructure its existing debts and to provide additional operating capital (the “recapitalization”) (Refer to Note 6 – Borrowings for further details).  The MidCap Credit Facility provides a secured term loan facility with an aggregate principal amount of up to $75.0 million, of which $40.0 million was outstanding as of December 31, 2019.  The availability of the remaining $35.0 million is subject to certain conditions: (1) $10.0 million was available to the Company until April 15, 2020, provided that the Company had achieved Afrezza net revenue of at least $30.0 million on a trailing twelve month basis by that date (which was not achieved), and (2) a further $25.0 million will be available to the Company until June 30, 2021, subject to the satisfaction of certain milestone conditions associated with Afrezza net revenue and certain milestone conditions related to the Company’s collaboration with United Therapeutics (see Note 7 – Collaboration and Licensing Arrangements) for more information on the collaboration agreement with United Therapeutics.

Principal payments on the MidCap Credit Facility begin in September 2021.  In addition, the MidCap Credit Facility contains certain covenants, one of which includes a requirement to maintain a minimum of $15.0 million of unrestricted cash and cash equivalents at all times.  This amount will increase to $20.0 million if the Company draws the aforementioned additional funding that may be made available.

The Company’s capital resources may not be sufficient to continue to meet its current and anticipated obligations over the next twelve months if the Company cannot increase its operating cash inflows by growing revenue or obtaining access to the remaining $25.0 million in borrowings that may become available under its MidCap Credit Facility.  In the event these capital resources are not sufficient, the Company may need to raise additional capital by selling equity or debt securities, entering into strategic business collaboration agreements with other companies, seeking other funding facilities, or licensing arrangements, selling assets or by other means. However, the Company cannot provide assurances that additional capital will be available on acceptable terms or at all.

If the Company is unable to meet its current and anticipated obligations over the next twelve months through its existing capital resources, or obtain new sources of capital when needed, the Company may have to reduce the scope of its commercial operations, reduce or eliminate one or more of its development programs, or make significant changes to its operating plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.  Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported condensed consolidated balance sheets or statements of operations. An adjustment has been made to the condensed consolidated statements of stockholder’s deficit as of March 31, 2019 to combine the exercise of stock options and the issuance of common stock from the release of restricted stock units. An additional adjustment has been made to the condensed consolidated statements of cash flows for the three months ended March 31, 2019 to combine restricted stock unit award with other, net in the cash flows from operating activities. These changes in classification do not affect previously reported cash flows from investing or financing activities.

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

The Company recognizes revenue on product sales when the Customer obtains control of the Company's product, which occurs at delivery for wholesale distributors and generally for specialty pharmacies. Product revenues are recorded net of applicable reserves for variable consideration, including discounts and allowances.

Free Goods Program – From time to time, the Company offers programs to potential new patients that allow them to obtain free goods (prescription fills) from a pharmacy. The Company excludes such amounts from both gross and net revenue. The cost of product associated with the free goods program is included in cost of goods sold.

Reserves for Variable Consideration — Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its Customers, payors, and other indirect customers relating to the Company’s sale of its products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and result in a reduction of accounts receivable or establishment of a current liability. Significant judgments are required in making these estimates.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analysis also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of March 31, 2020 and, therefore, the transaction price was not reduced further during the three months ended March 31, 2020. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net revenue — commercial product sales and earnings in the period such variances become known.

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

Product Returns — Consistent with industry practice, the Company generally offers Customers a right of return for unopened product that has been purchased from the Company for a period beginning six months prior to and ending 12 months after its expiration date, which lapses upon shipment to a patient. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to accounts receivable, net. The Company currently estimates product returns using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company’s current return reserve percentage is estimated to be in the single-digits. Adjustments to the returns reserve have been made in the past and may be necessary in the future based on revised estimates to our assumptions.

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

Government Rebates — The Company is subject to discount obligations under Medicare and state Medicaid programs. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities. Estimates around Medicaid have historically required significant judgement due to timing lags in receiving invoices for claims from states. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

Payor Rebates — The Company contracts with certain private payor organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of its products. The Company estimates these rebates, including estimates for product that has been recognized as revenue, but which remains in the distribution channel, and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities.

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

Revenue Recognition — Revenue — Collaborations and Services — The Company enters into licensing or research agreements under which the Company licenses certain rights to its product candidates to third parties or conducting research services to third parties. The terms of these arrangements may include, but are not limited to payment to the Company of one or more of the following:  up-front license fees; development, regulatory, and commercial milestone payments; payments for manufacturing commercial and clinical supply services the Company provides; and royalties on net sales of licensed products and sublicenses of the rights. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment such as determining the performance obligation in the contract and determining the stand-alone selling price for each performance obligation identified in the contract. If an arrangement has multiple performance obligations, the allocation of the transaction price is determined from observable market inputs, and the Company uses key assumptions to determine the stand-alone selling price, which may include development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. Revenue is recognized based on the measurement of progress as the performance obligation is satisfied and consideration received that does not meet the requirements to satisfy the revenue recognition criteria is recorded as deferred revenue. Current deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that the Company expects will not be recognized within the next 12 months are classified as long-term deferred revenue. For further information see Note 7 – Collaboration and Licensing Arrangements.

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

Cost of Goods Sold — Cost of goods sold includes material, labor costs and manufacturing overhead. Cost of goods sold also includes a significant component of current period manufacturing costs in excess of costs capitalized into inventory (excess capacity costs).  These costs, in addition to the impact of the annual revaluation of inventory to standard costs, and write-offs of inventory are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. The cost of goods sold excludes the cost of insulin purchased under our Insulin Supply Agreement (see Note 10 – Commitments and Contingencies). All insulin inventory on hand was written off and the full purchase commitment contract to purchase future insulin was accrued as a recognized loss on purchase commitments as of the end of 2015.

Cash and Cash Equivalents and Restricted Cash —The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of March 31, 2020 and December 31, 2019, cash equivalents were comprised of money market accounts with maturities less than 90 days from the date of purchase.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets that sum to amounts reported on the consolidated statement of cash flows (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$38,868	$29,906
Restricted cash	316	316
Total cash, cash equivalents, and restricted cash	$39,184	$30,222

Short-term Investments —The Company’s short-term investments consist of U.S. Treasury securities stated at amortized cost which the Company intends to hold until maturity. Those with maturities less than 12 months are included in short-term investments and any investments with maturities in excess of twelve months are included in long-term investments in our condensed consolidated balance sheets. As of March 31, 2020, the Company did not hold any short-term investments nor did it record any material gains or losses on short-term investment securities during the three months ended March 31, 2020.

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

In August 2019, the Company recorded a $1.5 million commitment asset related to the future funding commitments of the MidCap Credit Facility. An assessment was performed as of March 31, 2020 to determine if the Company was on target to achieve certain milestone conditions that are required in order for the Company to access further borrowings under the MidCap Credit Facility. The Company determined that such milestone conditions related to Afrezza trailing net revenue are unlikely to be achieved. As a result of this assessment, a $1.5 million asset impairment was recognized for the three months ended March 31, 2020. See Note 6 – Borrowings for further information on the MidCap Credit Facility.

Recognized Loss on Purchase Commitments — The Company assesses whether losses on long term purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for the future purchases are recognized unless recoverable. When making the assessment, the Company also considers whether it is able to renegotiate with its vendors. The recognized loss on purchase commitments is reduced as inventory items are received. If, subsequent to an accrual, a purchase commitment is successfully renegotiated, the gain is recognized in the Company’s condensed consolidated statement of operations. The liability balance of the recognized loss on insulin purchase commitments was $90.2 million and $92.0 million as of March 31, 2020 and December 31, 2019, respectively. No new contracts were identified in the first quarter of 2020 that required a new loss on purchase commitment accrual.

Milestone Rights Liability — On July 1, 2013, in conjunction with the execution of a financing facility with Deerfield Private Design Fund II L.P. and Deerfield Private Design International I L.P., the Company issued to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (the “Milestone Purchasers”) certain rights to receive payments of up to $90.0 million, of which $70.0 million remains payable as of March 31, 2020 upon the occurrence of specified strategic and sales milestones, including the achievement of specified net sales figures (the “Milestone Rights”). The Company analyzed the Milestone Rights and determined that they did not meet the definition of a freestanding derivative. Since the Company has not elected to apply the fair value option to the Milestone Rights, the Company recorded them at their estimated initial fair value and accounted for the Milestone Rights as a liability.

The initial fair value estimate of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones and discounted to present value using a selected market discount rate. The expected timing and probability of achieving the milestones was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. The Milestone Rights liability will be remeasured as the specified milestone events are achieved. Specifically, as each milestone event is achieved, the portion of the initially recorded Milestone Rights liability that pertains to the milestone event being achieved, will be remeasured to the amount of the specified related milestone payment. The resulting change in the balance of the Milestone Rights liability due to remeasurement will be recorded in the Company’s consolidated statements of operations as interest expense. Furthermore, the Milestone Rights liability will be reduced upon the settlement of each milestone payment. As a result, each milestone payment would be effectively allocated between a reduction of the recorded Milestone Rights liability and an expense representing a return on a portion of the Milestone Rights liability paid to the investor for the achievement of the related milestone event (see Note 6 – Borrowings). As of March 31, 2020 and December 31, 2019, the remaining liability balance was $7.3 million.

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

The computation of basic and diluted net loss per share for the three months ended March 31, 2020 and 2019 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive while the Company is in a net loss position:

	Three months ended March 31,
	2020	2019
Vesting of restricted stock units	522,021	1,314,218
Employee stock purchase plan	144,088	141,568
Exercise of common stock options	14,014,315	10,846,738
Conversion of 2024 convertible notes into common stock	1,666,667	3,629,627
Conversion of Mann Group convertible note into common stock	14,000,000	21,909,541
Exercise of common stock warrants	31,851	31,851
Exercise of warrants associated with Midcap Credit Facility	1,171,614	—
Exercise of warrants associated with public offering	7,250,000	26,666,667
Exercise of warrants associated with direct placement	—	14,000,000
Total shares	38,800,556	78,540,210

Recently Adopted Accounting Standards — In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), The Company adopted this standard as of January 1, 2020. This update introduces the current expected credit loss (CECL) model, which requires an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808) to clarify when transactions between participants in a collaborative arrangement under ASC 808 are within the scope of the new revenue guidance when the collaborative arrangement participant is a customer.  ASU 2018-18 is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

2. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Accounts receivable, gross	$8,393	$6,925
Wholesaler distribution fees and prompt pay discounts	(1,458)	(1,767)
Reserve for returns	(1,903)	(1,645)
Accounts receivable, net	$5,032	$3,513

As of March 31, 2020 and December 31, 2019, the allowance for doubtful accounts was de minimis. The Company had three wholesale distributors representing approximately 91% of accounts receivable as of March 31, 2020 and approximately 92% of gross sales for the three months ended March 31, 2020.

3. Inventories

Inventories consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$1,643	$1,751
Work-in-process	495	1,432
Finished goods	1,093	972
Total inventory	$3,231	$4,155

Work-in-process and finished goods as of March 31, 2020 and December 31, 2019 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off and the projected loss on the purchase commitment contract to purchase future insulin was accrued as of the end of 2015. Raw materials inventory included $0.8 million of pre-launch inventory as of March 31, 2020 and December 31, 2019, which consisted of FDKP received in November 2019 that will be used to manufacture Afrezza under an enhanced manufacturing process for FDKP.  The Company expects to receive FDA approval of the new source of FDKP in mid-2021, after which the pre-launch raw materials inventory will be reclassified as raw materials inventory for use in the manufacturing of Afrezza.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value.  The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand.  Inventory that was forecasted to become obsolete due to expiration is recorded in costs of goods sold in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2020 there was an inventory write-off of $0.5 million as a result of this assessment.  There was no inventory write-off for the three months ended March 31, 2019.

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated Useful
	Life (Years)	March 31, 2020	December 31, 2019
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	37,543	37,543
Machinery and equipment	3-15	54,978	54,982
Furniture, fixtures and office equipment	5-10	3,005	3,005
Computer equipment and software	3	8,319	8,234
Construction in progress	—	176	114
		122,285	122,142
Less accumulated depreciation		(95,768)	(95,364)
Total property and equipment, net		$26,517	$26,778

Depreciation expense related to property and equipment was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Depreciation Expense	$443	$367

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2020	December 31, 2019
Salary and related expenses	$10,217	$8,835
Discounts and allowances for commercial product sales	3,534	3,162
Deferred lease liability	1,415	1,433
Milestone Rights liability — current	1,337	—
Professional fees	314	620
Sales and marketing services	309	147
Accrued interest	337	409
Other	863	1,298
Total accrued expenses and other current liabilities	$18,326	$15,904

6. Borrowings

Carrying amount of borrowings consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Mann Group promissory notes	$70,022	$70,020
Midcap Credit Facility	38,893	38,851
Senior notes (2020 notes and 2024 convertible notes)	10,101	10,028
Total debt — net carrying amount	$119,016	$118,899

The following table provides a summary of the Company’s debt and key terms:

	Amount Due		Terms
	March 31, 2020	December 31, 2019	Annual Interest Rate	Maturity Date	Conversion Price
Mann Group convertible note	$35.0 million (plus $1.6 million accrued interest paid-in-kind)	$35.0 million (plus $1.0 million accrued interest paid-in-kind)	7.00%	November 2024	$2.50 per share
Mann Group non- convertible note	$35.1 million (plus $1.6 million accrued interest paid-in-kind)	$35.1 million (plus $1.0 million accrued interest paid-in-kind)	7.00%	November 2024	N/A
MidCap Credit Facility	$40.0 million	$40.0 million	one-month LIBOR (2% floor) plus 6.75%	August 2024	N/A
2024 convertible notes	$5.0 million	$5.0 million	5.75%	November 2024	$3.00 per share
June 2020 note	$2.6 million	$2.6 million	—	June 2020	N/A
December 2020 note	$2.6 million	$2.6 million	—	December 2020	N/A

The maturities of our borrowings as of March 31, 2020 are as follows (in thousands):

Amounts
2020	$5,262
2021	4,444
2022	13,333
2023	13,333
2024	83,940
Thereafter	—
Total principal payments	120,312
Unamortized discount	(450)
Debt issuance costs	(846)
Total debt — net carrying amount	$119,016

MidCap Credit Facility — In August 2019, the Company closed the MidCap Credit Facility, which provides a secured term loan facility with an aggregate principal amount of up to $75.0 million. The Company borrowed the first advance of $40.0 million (“Tranche 1”) on August 6, 2019. Under the terms of the MidCap Credit Facility, the second advance of $10.0 million (“Tranche 2”) was available to the Company until April 15, 2020, provided that the Company had achieved Afrezza net revenue of at least $30.0 million on a trailing twelve month basis by that date (which was not achieved). The third advance of $25.0 million (“Tranche 3”) will be available to the Company until June 30, 2021, subject to the satisfaction of certain milestone conditions associated with Afrezza trailing net revenue and certain milestone conditions related to the Company’s collaboration with United Therapeutics (see Note 7 – Collaboration and Licensing Arrangements). As of March 31, 2020, the Company has recognized a $1.5 million impairment of the commitment asset, as it is unlikely that the milestone conditions related to Afrezza trailing net revenue will be achieved. In addition, the COVID-19 pandemic is expected to negatively impact the milestone conditions related to the Company’s collaboration with United Therapeutics.  Unamortized debt issuance costs was $0.8 million and unamortized debt discount was $0.3 million as of March 31, 2020.

In December 2019, the Company entered into an amendment to the MidCap Credit Facility, pursuant to which the parties agreed to (i) amend the financial covenant relating to trailing twelve month minimum Afrezza Net Revenue (as defined in the MidCap Credit Facility) requirements, (ii) add a condition to the third advance of $25.0 million that requires the Company achieve certain amounts of Afrezza Net Revenue, and (iii) increase the exit fee from 6.00% to 7.00% of the principal amount of all term loans advanced to the Company under the MidCap Credit Facility.

Tranche 1 and, if borrowed, Tranche 3, each accrue interest at an annual rate equal to one-month LIBOR plus 6.75%, subject to a one-month LIBOR floor of 2.00%.  Interest on each term loan advance is due and payable monthly in arrears. Principal on the term loan advance under Tranche 1 is payable in 36 equal monthly installments beginning September 1, 2021, until paid in full on August 1, 2024, and principal on any term loan advance under Tranche 3 is payable beginning on the later of (i) September 1, 2021, and (ii) the first day of the first full calendar month immediately following such term loan advance, in an amount equal to the outstanding term loan advance in respect of Tranche 3 divided by the number of full calendar months remaining before August 1, 2024. The Company has the option to prepay the term loans, in whole or in part, subject to early termination fees in an amount equal to 3.00% of principal prepaid if prepayment occurs on or prior to the first anniversary of the closing date, 2.00% of principal prepaid if prepayment occurs after the first anniversary of the closing date but on or prior to the second anniversary of the closing date, and 1.00% of principal prepaid if prepayment occurs after the second anniversary of the closing date and prior to or on the third anniversary of the closing date. In connection with execution of the MidCap Credit Facility, the Company paid MidCap a $0.4 million origination fee.

The Company’s obligations under the MidCap Credit Facility are secured by a security interest on substantially all of its assets, including intellectual property.

The MidCap Credit Facility contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions.  The Company must also comply with a financial covenant relating to trailing twelve month minimum Afrezza net revenue, tested on a monthly basis, and a minimum cash covenant of $15.0 million at all times, which will increase to $20.0 million following the funding of Tranche 3. As of March 31, 2020, the Company was in compliance with the financial and minimum cash covenants.

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

Senior Notes — As of March 31, 2020 and December 31, 2019, there was $10.2 million principal amount of senior notes outstanding, respectively.

In August 2019, the Company entered into a privately-negotiated exchange agreement with the holder of the 5.75% Convertible Senior Subordinated Exchange Notes due 2021 (the “2021 notes”), pursuant to which, among other things, the Company (i) repaid $1.5 million in cash to such holder, (ii) issued 4,017,857 shares of the Company’s common stock to such holder (at a conversion price of $1.12 per share), (iii) issued 5.75% Convertible Senior Subordinated Exchange Notes due November 2024 (the “2024 convertible notes”) to such holder in the principal amount of $5.0 million and (iv) issued a $2.6 million note due June 2020 (the “June 2020 note”), a $2.6 million note due December 2020 (the “December 2020 note”, and together with the June 2020 note, the “2020 notes”), all in exchange for the cancellation of the $18.7 million in principal amount of the 2021 notes. The 2020 notes may be prepaid at any time on or prior to their respective maturity dates of June 30, 2020 and December 31, 2020 at the option of the Company. In addition, the Company may elect to pay the 2020 notes at any time on or prior to their respective maturity dates, if certain conditions are met, in shares of the Company’s common stock at a price per share equal to the last reported sale price on the trading day immediately prior to the payment date.

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

The 2024 convertible notes are convertible, at the option of the holder, at any time on or prior to the close of business on the business day immediately preceding the stated maturity date, into shares of the Company’s common stock at a conversion rate of 333.3333 shares per $1,000 principal amount of 2024 convertible notes, which is equal to a conversion price of approximately $3.00 per share.

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

Mann Group promissory notes — In August 2019, the Company entered into a privately-negotiated exchange agreement with The Mann Group LLC (the “Mann Group”), pursuant to which, among other things, the Company (i) repaid $3.0 million in cash to the Mann Group, (ii) issued 7,142,857 shares of the Company’s common stock to the Mann Group (at a conversion price of $1.12 per share), (iii) issued a $35.0 million note that is convertible into shares of the Company’s common stock at $2.50 per share (the “Mann Group convertible note”) and (iv) issued a non-convertible note to the Mann Group in an aggregate principal amount of $35.1 million (the “Mann Group non-convertible note” and, together with the Mann Group convertible note, the “Mann Group promissory notes”), all in exchange for the cancellation of the $71.5 million in principal and approximately $9.5 million in accrued interest paid-in-kind under the existing Mann Group loan arrangement.

The Mann Group promissory notes each accrue interest at the rate of 7.00% per year on the principal amount, payable quarterly in arrears on the first day of each calendar quarter beginning October 1, 2019.

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

Amortization of the premium and accretion of debt issuance costs related to all borrowings for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Amortization of debt discount	$89	$72
Accretion expense — debt issuance cost	(27)	(22)
Amortization of debt premium	—	(95)

Milestone Rights — As of March 31, 2020 and December 31, 2019, the remaining Milestone Rights liability balance was $7.3 million, which was based on initial fair value estimates calculated using the income approach and reduced by milestone achievement payments made. During the third quarter of 2019, the Company achieved the first Afrezza net sales milestone specified by the Milestone Rights. The Company currently estimates that it will reach the next milestone in the fourth quarter of 2020, at which point the Company will be required to make a $5.0 million payment in the following quarter. The carrying value of the Milestone Rights liability related to this $5.0 million payment is approximately $1.3 million, which represents the fair value related to this payment that was determined in 2013 (the most recent measurement date). Accordingly, approximately $1.3 million in value related to the next milestone payment was recorded in accrued expenses and other current liabilities and the remaining long-term portion of $5.9 million is included as Milestone Rights liability in the accompanying condensed consolidated balance sheets as of March 31, 2020.  The Milestone Right liability as of December 31, 2019 was $7.3 million.

The agreement with the Milestone Purchasers that provides for the Milestone Rights includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to Afrezza. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to Afrezza in violation of the terms of such agreement. The Company has initially recorded the Milestone Rights at their estimated fair value.

7. Collaboration and Licensing Arrangements

Revenue from collaborations and services for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
UT License Agreement	$7,978	$7,615
UT Research Agreement	158	4,658
Receptor CLA	62	62
Cipla distribution agreement	37	37
Total revenue from collaborations and services	$8,235	$12,372

United Therapeutics License Agreement — In September 2018, the Company and United Therapeutics Corporation (“United Therapeutics” or “UT”) entered into an exclusive global license and collaboration agreement (the “UT License Agreement”) for the rights to the Company’s dry powder formulation of treprostinil (“TreT”) and associated inhalation delivery devices. Under the UT License Agreement, UT is responsible for global development, regulatory and commercial activities with respect to TreT. The Company is responsible for manufacturing clinical supplies and commercial supplies of TreT.

Under the terms of the UT License Agreement, the Company received an upfront payment of $45.0 million in October 2018 and two $12.5 million milestone payments in 2019. The Company may receive additional milestone payments of up to $25.0 million upon the achievement of specified development targets. The Company will also be entitled to receive low double-digit royalties on net sales of TreT. UT, at its option, may expand the scope of the products covered by the UT License Agreement to include products with certain other active ingredients for the treatment of pulmonary arterial hypertension. Each such optioned product would be subject to UT’s payment to the Company of up to $40.0 million in additional option exercise and development milestone payments, as well as a low double-digit royalty on net sales of any such product. The Company recognizes revenue on a ratable basis from October 2018 through December 2021; the estimated date when its performance obligations for development activities under UT License Agreement will be substantially completed.

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

The Company expects to complete the activities specified in the development plan and to achieve the remaining milestone events for total consideration of approximately $101.4 million, which includes an upfront payment, four milestone payments and various pass-through costs. Future commercial supply remains at UT’s option and is valued at a stand-alone selling price and, therefore, is not accounted for under the current arrangement. The Company believes that this method best reflects the measure of progress toward complete satisfaction of the performance obligation.  Deferred revenue related to the UT License Agreement is being recognized in net revenue — collaborations over a 13-quarter period ending December 31, 2021, which represents the estimated period to satisfy the performance obligation.  As of March 31, 2020, the deferred revenue for the UT License Agreement consisted of $30.4 million, which was classified as a current liability. Deferred revenue is classified as part of current or long-term liability in the accompanying condensed consolidated balance sheets based on the Company’s estimate of the portion of the performance obligation that will be completed within the next 12 months, and includes payments received as well as payments receivable.

United Therapeutics Research Agreement — In September 2018, the Company and UT also entered into a research agreement (“UT Research Agreement”) for the conduct of research and consulting services in connection with multiple potential products, including evaluating the feasibility of preparing a dry powder formulation of a compound for the treatment of pulmonary hypertension outside the scope of the UT License Agreement. In addition, UT, at its option, may obtain a license to develop, manufacture and commercialize products based on specified compounds within the drug classes covered by the UT Research Agreement. Each specified compound advanced into development and commercialization under such a license would be subject to the payment to the Company of additional milestone payments of up to $30.0 million and a low double-digit royalty on net sales of such products.  In connection with the UT Research Agreement, the Company received an upfront payment of $10.0 million in September 2018.

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

The Company allocated the total $10.0 million transaction price to its two distinct performance obligations based on available observable market inputs. A transaction price of $9.0 million was allocated to the product prototype and a transaction price of $1.0 million was allocated to engineering consulting services. The revenue for the product prototype is recognized using an output method (based on project milestones achieved and surveys of performance completed to date). The Company believes that this method best reflects the measure of progress toward complete satisfaction of the performance obligation. The revenue for the engineering consulting services was recognized using a ratable method until the obligation was satisfied. The Company believes that this method best reflects the measure of progress toward complete satisfaction of the performance obligation. As of March 31, 2020 the deferred revenue balance was $0.1 million, which was classified as a current liability in the accompanying condensed consolidated balance sheets.

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

A $1.0 million license fee received in 2016 was recorded in deferred revenue from collaborations as of December 31, 2016 and is being recognized in net revenue — collaborations over four years, the estimated period over which the Company is required to satisfy the remaining performance obligations. The remaining performance obligations are to provide certain technology transfer activities. As of March 31, 2020, the deferred revenue balance was $0.2 million, which was classified as a current liability in the accompanying condensed consolidated balance sheets.

The additional payments referred to above represent variable consideration for which the Company has not recognized any revenue because it is uncertain that Receptor will be able to successfully develop, manufacture or sell product related to this license. There was no change to the accounting for this contract as a result of the initial application of the new revenue guidance since (i) the receipt of such payments is highly susceptible to factors outside of the Company’s influence, (ii) the uncertainty regarding the receipt of these payments is not expected to be resolved for years, and (iii) the Company has limited experience with similar contracts. See Note 1 – Description of Business and Significant Accounting Policies for additional information on the Company’s revenue recognition accounting policy.

In 2017, the Company entered into a manufacturing and supply agreement with Receptor pursuant to which the Company agreed to provide certain raw materials and certain additional research and formulation consulting services to Receptor. For the three months ended March 31, 2020 and 2019, the additional research and formulation services provided to Receptor were de minimis.

Biomm Supply and Distribution Agreement — In May 2017, the Company and Biomm S.A. entered into a supply and distribution agreement for the commercialization of Afrezza in Brazil. Under this agreement, Biomm was responsible for pursuing regulatory approvals of Afrezza in Brazil, including from the Agência Nacional de Vigilância Sanitária (“ANVISA”) and, with respect to pricing matters, from the Camara de Regulação de Mercado de Medicamentos (“CMED”), both of which have now been received. The Company sold $0.7 million of product to Biomm in the third quarter of 2019 to launch Afrezza in Brazil, which was recognized as net revenue — commercial product sales in the respective period. Biomm commenced product sales in January 2020.

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

The nonrefundable licensing fee was recorded in deferred revenue and is being recognized in net revenue – collaborations over 15 years, representing the estimated period to satisfy the performance obligation. The additional milestone payments represent variable consideration for which the Company has not recognized any revenue because of the uncertainty of obtaining marketing approval. The Company also recognized $0.2 million as income tax expense for a payment made to the India tax authority in 2018. As of March 31, 2020, the deferred revenue balance was $1.9 million, of which $0.1 million is classified as current and $1.8 million is classified as long term in the accompanying condensed consolidated balance sheets.

AMSL Distribution Agreement — In May 2019, the Company entered into an exclusive marketing and distribution agreement with the AMSL Diabetes division of Australasian Medical & Scientific Ltd. (“AMSL Diabetes”) for the commercialization of Afrezza in Australia. Under the terms of this agreement, AMSL Diabetes is responsible for obtaining regulatory and reimbursement approvals to distribute Afrezza in Australia. Upon regulatory approval, AMSL Diabetes will conduct sales, marketing, and customer support and distribution activities whereas the Company will be responsible for the supply and manufacturing of Afrezza.

8. Fair Value of Financial Instruments

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

Cash Equivalents and Restricted Cash— Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash. As of March 31, 2020 and December 31, 2019, the Company held $38.9 million and $29.9 million, respectively, of cash and cash equivalents. The Company held $0.3 million in restricted cash as of March 31, 2020 and December 31, 2019, which was comprised of money market funds. Restricted cash is used to collateralize a letter of credit. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

Short-term investments— Short-term investments consist of highly liquid investments that are intended to facilitate liquidity and capital preservation. The fair value of short-term investments approximate their carrying value. The measurement of which is based on a market approach using quoted market values (Level 1 in the fair value hierarchy). As of March 31, 2020, the Company did not hold any short-term investments.

The fair value measurement of debt instruments is based on a discounted cash flow model and is sensitive to the change in yield (Level 3 in the fair value hierarchy):

		Hypothetical Change in Yield			Hypothetical Change in Notes Payable
	Yield	% Change	Hypothetical Yield	FV of Notes	FV	$ Change	% Change
				(in millions)
Mann Group promissory notes:
(with conversion feature)	35.0%	2%	37.0%	$38.0	$36.4	$(1.6)	-4.2%
	35.0%	-2%	33.0%	$38.0	$39.8	$1.8	4.7%
	35.0%	4%	39.0%	$38.0	$34.8	$(3.2)	-8.4%
	35.0%	-4%	31.0%	$38.0	$41.8	$3.8	10.0%
Senior notes:
(with conversion feature)	35.0%	2%	37.0%	$7.6	$7.5	$(0.1)	-1.3%
	35.0%	-2%	33.0%	$7.6	$7.8	$0.2	2.6%
	35.0%	4%	39.0%	$7.6	$7.4	$(0.2)	-2.6%
	35.0%	-4%	31.0%	$7.6	$7.9	$0.3	3.9%
MidCap Credit Facility
	17.0%	1%	18.0%	$35.8	$35.1	$(0.7)	-2.0%
	17.0%	-1%	16.0%	$35.8	$36.6	$0.8	2.2%
	17.0%	2%	19.0%	$35.8	$34.3	$(1.5)	-4.2%
	17.0%	-2%	15.0%	$35.8	$37.4	$1.6	4.5%

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (in millions):

	March 31, 2020
	Carrying Value	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
MidCap Credit Facility	$38.9	$35.8	$35.8
2024 convertible notes	5.0	3.1	3.1
June 2020 note	2.6	2.4	2.4
December 2020 note	2.5	2.1	2.1
Mann Group promissory notes	70.0	38.0	38.0
Milestone rights	7.3	14.3	14.3
Total financial liabilities	$126.3	$95.7	$95.7

	December 31, 2019
	Carrying Value	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
MidCap Credit Facility	$38.9	$40.0	$40.0
2024 convertible notes	5.0	3.7	3.7
June 2020 note	2.5	2.3	2.3
December 2020 note	2.5	2.0	2.0
Mann Group promissory notes	70.0	46.2	46.2
Milestone rights	7.3	16.4	16.4
Total financial liabilities	$126.2	$110.6	$110.6

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

9. Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Restricted stock units and options	$1,066	$883
Employee stock purchase plan	62	116
Total stock compensation expense	$1,128	$999

During the three months ended March 31, 2020, the Company granted 230,000 restricted stock units to employees. The restricted stock units had a weighted average grant date fair value of $1.25 per share and a primary vesting period of four years.  In addition, 42,067 restricted stock units were granted to non-employee directors with a weighted average grant date fair value of $1.17.  The restricted stock units awarded to non-employee directors vested immediately upon grant, but the underlying shares of common stock will not be delivered to an individual director until there is a separation of service, such as resignation, retirement or death.

During the three months ended March 31, 2020, the Company granted stock options to purchase an aggregate of 78,500 shares of common stock to certain employees at a weighted average exercise price of $1.25 per share. The options vest over a four year period. The weighted average grant date fair value was $0.93 per share, as determined using a Black-Scholes option pricing model, with the following key assumptions: risk-free interest rate of 0.79%; expected life of approximately 5.67 years; volatility of 93.83%, and dividend yield of zero.

As of March 31, 2020, there was $8.0 million of unrecognized compensation expense related to options and performance options and $0.5 million of unrecognized compensation expense related to restricted stock units. For the options that are subject to performance conditions, the Company evaluates the probability that the performance conditions will be met and estimates the service period for recognition of the associated expense.

During the three months ended March 31, 2019, the Company issued 754,729 restricted stock units to employees. Each such restricted stock award vested 100% in February 2020.  The grant date fair value of the restricted stock units was $1.49 per share.

During the three months ended March 31, 2019, the Company granted certain employees stock options to purchase an aggregate of 294,900 shares of common stock at a weighted average exercise price of $1.49 per share. The options vest over a four year period. The grant date fair value of these awards was $0.3 million with a weighted average grant date fair value of $1.06 per share, as determined using a Black-Scholes option pricing model.

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of March 31, 2020, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

Following the public announcement in January 2016 of the election by sanofi-aventis U.S. LLC (“Sanofi”) to terminate a license and collaboration agreement (the “Sanofi License Agreement”) between the Company and Sanofi and the subsequent decline in the Company’s stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against the Company and certain of its officers and directors. In general, the complaints allege that the Company and certain of its officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court ruled in October 2017 that U.S. law will apply to this case. The plaintiff appealed this ruling, and following an oral hearing before the Supreme Court of Israel, decided to withdraw his appeal. Subsequently, in November 2018, the Company filed a motion to dismiss the certification motion. In September 2019, the plaintiff brought a motion to amend his claim, which the court denied in January 2020. The plaintiff has appealed this denial to the Supreme Court of Israel. The Company will continue to vigorously defend against the claims advanced.

Contingencies — In July 2013, the Company also entered into an agreement with the Milestone Purchasers, pursuant to which the Company granted the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, $70.0 million of which remains payable upon achievement of such milestones (see Note 6 – Borrowings).

Commitments — In July 2014, the Company entered into an Insulin Supply Agreement (the “Insulin Supply Agreement”) with Amphastar Pharmaceuticals, Inc. (“Amphastar”) pursuant to which Amphastar manufactures for and supplies to the Company certain quantities of recombinant human insulin for use in Afrezza. Under the terms of the Insulin Supply Agreement, Amphastar is responsible for manufacturing the insulin in accordance with the Company’s specifications and agreed-upon quality standards.

In August 2019, the Company and Amphastar amended the Insulin Supply Agreement to extend the term to 2026 and to restructure the annual purchase commitments. As of March 31, 2020, the annual purchase requirements under the amended contract are as follows:

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

Warrants — In December 2018, the Company issued warrants to purchase up to an aggregate of 26,666,667 shares of the Company’s common stock (the “December warrants”) at an exercise price of $1.60 per share. As of March 31, 2020, 7,250,000 December warrants remain exercisable until June 26, 2020.

In August 2019, in connection with the MidCap Credit Facility, the Company issued warrants to purchase an aggregate of 1,171,614 shares of the Company’s common stock, at an exercise price equal to $1.11 per share, to the lenders.  Additional MidCap warrants will be issued if the Company accesses additional tranches under the MidCap Credit Facility (see Note 6 – Borrowings).

Vehicle Leases – During the second quarter of 2018, the Company entered into a lease agreement with Enterprise Fleet Management Inc. for the lease of 119 vehicles. The lease requires monthly payments of approximately $83,000 per month including the cost of maintaining the vehicles, taxes and insurance. The lease commenced when the Company took possession of the majority of the vehicles in the second quarter of 2018 and expires 48 months after the delivery date. During 2019, 29 vehicles were removed from the fleet, resulting in a fleet size of 90 vehicles. The revised monthly payment inclusive of maintenance fees, insurance and taxes is $65,000. The lease expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

Office Lease — In May 2017, the Company executed an office lease with Russell Ranch Road II LLC for the Company’s corporate headquarters in Westlake Village, California. The office lease commenced in August 2017. The Company agreed to pay initial monthly lease payments of $40,951, subject to 3% annual increases, plus the estimated cost of maintaining the property and common areas by the landlord, with a five month concession from October 2017 through February 2018.  The lease also provides for allowances for tenant alterations and maintenance. The lease expires in January 2023 and provides the Company with a five year renewal option. The lease expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

In November 2017, the Company executed an office lease with Russell Ranch Road II LLC to expand the office space for the Company’s corporate headquarters in Westlake Village, California. The office lease commenced in October 2018. The Company agreed to pay initial monthly lease payments of $35,969, subject to a 3% annual increase, plus the estimated operating cost of maintaining the property by the landlord, which are allocable based an annual assessment made by the landlord. In addition, the Company received reimbursement from the landlord of $56,325 for tenant improvements and was not required to pay a first-year common area maintenance fee. The lease expires in January 2023 and provides the Company with a five year renewal option.

Upon adoption of ASC 842, this lease was classified as an operating lease which resulted in recording right-of-use assets and lease liabilities of approximately $3.2 million and $3.5 million, respectively, as of January 1, 2019. These amounts included approximately $0.9 million and $2.6 million of other current liabilities and operating lease liabilities, respectively.

For the three months ended March 31, 2020, operating lease costs under all operating leases, including office space and equipment, was approximately $0.4 million and cash paid was $0.4 million. Variable lease costs for the three months ended March 31, 2020 were approximately $0.1 million.  The weighted average discount rate used was 7.5%. The weighted-average remaining lease term for all operating leases was 2.7 years.

For the three months ended March 31, 2019, operating lease costs under all operating leases, including office space and equipment, was approximately $0.5 million and cash paid was $0.5 million.  Variable lease costs for the three months ended March 31, 2019 were approximately $0.1 million. The weighted average discount rate used was 7.2%. The weighted-average remaining lease term for all operating leases was 3.8 years.

Future minimum office and vehicle lease payments as of March 31, 2020 and December 31, 2019, are as follows (in thousands):

	March 31, 2020	December 31, 2019
2020	$1,105	$1,470
2021	1,500	1,500
2022	1,241	1,241
2023	88	88
Total	$3,934	$4,299

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

12. Subsequent Events

Paycheck Protection Program Loan – On April 10, 2020, the Company received the proceeds from a loan in the amount of approximately $4.9 million (the “PPP Loan”) from JPMorgan Chase Bank, N.A., as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on April 9, 2022 and bears interest at a rate of 0.98% per annum. Commencing November 9, 2020, the Company is required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 9, 2022 the principal amount outstanding on the PPP Loan as of October 9, 2020. The PPP Loan is evidenced by a promissory note dated April 9, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered interest and covered utilities during the eight week period beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.

The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease, interest and utility payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report that are not strictly historical in nature are “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A Risk Factors and elsewhere in this quarterly report on Form 10-Q. The preceding interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related notes for the year ended December 31, 2019 and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

OVERVIEW

We are a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for endocrinology and orphan lung diseases. Our only approved product, Afrezza, is an ultra rapid-acting inhaled insulin that was approved by the FDA in June 2014 to improve glycemic control in adult patients with diabetes. Afrezza became available by prescription in United States retail pharmacies in February 2015.

Our business is subject to significant risks, including but not limited to our need to raise additional capital to fund our operations, our ability to successfully commercialize Afrezza, our ability to manufacture sufficient quantities of Afrezza and competition from other products and technologies. Other significant risks also include the risks inherent in clinical trials and the regulatory approval process for our product candidates, which in some cases depends upon the efforts of our partners.

An additional risk to our business emerged in March 2020, as a result of the threat of the COVID-19 pandemic in the United States and throughout the world. Beginning the week of March 16, 2020, approximately 70% of our workforce began working from home either all or substantially all of the time; the remaining 30% of our workforce represented certain employees in our Connecticut facility who are essential for the production of Afrezza. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

The COVID-19 pandemic is expected to negatively impact our near-term revenues from Afrezza.  In response, we have taken measures to counteract a potential decline in sales, including the implementation of cost saving measures to reduce payroll costs, professional fees, supplier and other vendor costs.  On April 27, 2020, we also implemented a 20% pay reduction for certain employees whose payroll costs exceed $100,000, including executive officers, which we expect to maintain for at least 10 weeks. In addition, we obtained a $4.9 million loan through JP Morgan Chase Bank, N.A. under the Paycheck Protection Program of the CARES Act, all or a portion of which may be forgiven, which we intend to use to retain employees, maintain payroll and make lease, interest and utility payments (see Note 12 – Subsequent Events in the condensed consolidated financial statements included in Part I – Financial Statements (Unaudited) for more information).

The COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, commercialization efforts, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

As of March 31, 2020, we had an accumulated deficit of $3.0 billion and a stockholders’ deficit of $198.1 million. We had net loss of $9.3 million for the three months ended March 31, 2020. To date, we have funded our operations through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from certain collaborations, and from borrowings under certain loan arrangements. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding, there will continue to be substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2019. See Note 1 – Description of Business and Significant Accounting Policies in the condensed consolidated financial statements included in Part I – Financial Statements (Unaudited) for descriptions of the new accounting policies and impact of adoption.

RESULTS OF OPERATIONS

Three months ended March 31, 2020 and 2019

Revenues

The following tables provide a comparison of the revenue categories for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Net revenue — commercial product sales:
Gross revenue from product sales	$13,931	$8,208	$5,723	70%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(5,931)	(3,132)	$2,799	89%
Net revenue — commercial product sales	8,000	5,076	$2,924	58%
Revenue — collaborations and services	8,235	12,372	$(4,137)	(33%)
Total revenues	$16,235	$17,448	$(1,213)	(7%)

Gross revenue from the sales of Afrezza increased by $5.7 million, or 70%, for the three months ended March 31, 2020 compared to the same period in the prior year. The increase was primarily driven by higher product demand, a price increase, a more favorable mix of Afrezza cartridges, and $0.9 million related to a reduction in wholesaler channel inventory in the first quarter of 2019. The gross-to-net adjustment was $5.9 million (or 43% of gross revenue) for the three months ended March 31, 2020, compared to $3.1 million (or 38% of gross revenue) for the same period in the prior year. The increase of $2.8 million was primarily due to an increase in accounting estimates of product returns and an increase in utilization of our patient co-pay assistance programs. As a result, net revenue from the sales of Afrezza increased by $2.9 million, or 58%, for the three months ended March 31, 2020 compared to the prior year period. We believe some of the increased demand for Afrezza seen in the first quarter of 2020 was due to patients stockpiling extra refills of their prescriptions as stay-at-home orders began to be implemented around the country in response to the COVID-19 pandemic.  The ultimate impact of the pandemic on our operations is highly uncertain; therefore, the results of revenue from our commercial sales for the first quarter of 2020 should not be used as an indication of likely sales trends for the remainder of 2020.

Net revenue from collaborations and services decreased by $4.1 million, or 33%, for the three months ended March 31, 2020 compared to the same period in the prior year. This was primarily driven by a $4.5 million decrease in revenue recognized from the UT Research Agreement, which was substantially completed by the second quarter of 2019 (see Note 7 — Collaboration and Licensing Agreements).

Commercial product gross profit

The following tables provide a comparison of the commercial product gross profit categories for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Commercial product gross profit:
Net revenue — commercial product sales	$8,000	$5,076	$2,924	58%
Less: cost of goods sold	4,164	4,020	$144	4%
Commercial product gross profit	$3,836	$1,056	$2,780	263%
Gross margin	48%	21%

Commercial product gross profit for the three months ended March 31, 2020 increased by $2.8 million, or 263%, compared to the same period in the prior year. Gross margin for the three months ended March 31, 2020 increased to 48% from 21% for the same period in the prior year. The increase in gross profit and gross margin was primarily attributable to higher commercial product sales. While cost of goods sold increased by $0.1 million, or 4%, for the three months ended March 31, 2020 compared to the same period in the prior year, primarily attributable to $0.5 million of inventory write-offs and an increase of $0.5 million in costs associated with unit increases of Afrezza sales, partially offset by a $0.9 million decrease related to increased manufacturing activities that resulted in a greater amount of costs capitalized to inventory.

Expenses

The following tables provide a comparison of the expense categories for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Expenses:
Cost of goods sold	$4,164	$4,020	$144	4%
Cost of revenue — collaborations and services	3,362	1,537	$1,825	119%
Research and development	1,755	1,667	$88	5%
Selling	8,146	18,649	$(10,503)	(56%)
General and administrative	6,204	7,024	$(820)	(12%)
Impairment of commitment asset	1,521	—	$1,521	100%
Gain on foreign currency translation	(1,796)	(1,935)	$(139)	(7%)
Total expenses	$23,356	$30,962	$(7,606)	(25%)

Cost of revenue — collaborations and services increased by $1.8 million, or 119%, for the three months ended March 31, 2020 compared to the same period in the prior year.  The increase was attributable to resource costs related to conducting activities for our collaboration partners, Cipla and UT.

Research and development expenses remained consistent with an increase of $0.1 million, or 5%, for the three months ended March 31, 2020 compared to the same period in the prior year.

Selling expenses decreased by $10.5 million, or 56%, for the three months ended March 31, 2020 compared to the same period in the prior year. The decrease was primarily attributable to a $9.3 million decrease in costs for television advertising for Afrezza and a $1.1 million decrease from a reduction in promotional and marketing activities.

General and administrative expenses decreased by $0.8 million, or 12%, for the three months ended March 31, 2020 compared to the same period in the prior year. This decrease was primarily attributable to a $0.8 million decrease in personnel and employee related costs, a $0.3 million decrease in consulting and professional costs and a $0.2 million increase in costs related to corporate branding.

During the three months ended March 31, 2020, an impairment of $1.5 million was recognized for a commitment asset related to the future funding commitments of the MidCap Credit Facility (see Note 1 – Description of Business and Significant Accounting Policies and Note 6 – Borrowings in the condensed consolidated financial statements included in Part I – Financial Statements (Unaudited). There were no asset impairments for the three months ended March 31, 2019.

Other Income (Expense)

The following tables provide a comparison of the other income (expense) categories for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Interest income	$133	$318	$(185)	(58%)
Interest expense on notes	(1,071)	(593)	$478	81%
Interest expense on promissory notes	(1,259)	(1,080)	$179	17%
Other expense	(4)	(14)	$(10)	(71%)
Total other expense	$(2,201)	$(1,369)	$832	61%

Interest income decreased by $0.2 million, or 58%, for the three months ended March 31, 2020 compared to the same period in the prior year, which was primarily attributable to a lower balance and a lower interest rate on our money market funds and short-term investments.

Interest expense on notes increased by $0.5 million, or 81%, for the three months ended March 31, 2020 compared to the same period in the prior year. The increase was primarily attributable to the new MidCap Credit Facility (see Note 6 – Borrowings in the condensed consolidated financial statements included in Part I – Financial Statements (Unaudited).

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from certain collaborations, and from borrowings under certain loan arrangements.

As of March 31, 2020, we had $120.3 million principal amount of outstanding debt consisting of:

•

$40.0 million principal amount under the MidCap Credit Facility, bearing interest at an annual rate equal to one-month LIBOR plus 6.75%, subject to a one-month LIBOR floor of 2.00%, and payable in equal monthly installments beginning in August 2021 through maturity in August 2024;

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

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the MidCap Credit Facility, the 2024 convertible notes, the 2020 notes or the Mann Group promissory notes when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2024 convertible notes, the holders of such debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. The 2024 convertible notes and the Mann Group convertible note are fully convertible at any time prior to maturity as further disclosed in Note 6 – Borrowings.

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

In July 2013, we issued Milestone Rights to the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $70.0 million of which remains payable upon achievement of such milestones. See Note 10 – Commitments and Contingencies and Note 6 – Borrowings for further information related to the Milestone Rights.

These and other factors raise substantial doubt about our ability to continue as a going concern.  Our financial statements and related notes thereto included elsewhere in this report do not include adjustments that might result from any unfavorable outcome of this uncertainty.

During the three months ended March 31, 2020, we used $11.2 million of cash for our operating activities as a result of our net loss of $9.3 million, the increase in operating assets and liabilities of $5.3 million and non-cash charges of $3.4 million. The increase in operating asset and liabilities was primarily a result of deferred revenue amortization of $8.2 million.

During the three months ended March 31, 2019, we used $11.6 million of cash for our operating activities as a result of our net loss of $14.9 million, offset by a net increase in operating assets and liabilities of $2.2 million and non-cash charges of $1.1 million. The increase in operating assets and liabilities was primarily a result of increases in deferred revenue from a milestone payment from UT of $12.5 million, accrued expenses and other current liabilities of $2.3 million, and accounts payable of $1.6 million, partially offset by deferred revenue amortization of $12.4 million and recognized loss on purchase commitments of $2.0 million.

Cash provided by investing activities of $19.9 million for the three months ended March 31, 2020 was primarily due to the proceeds from the sale of treasury bills. Cash used in investing activities was $25.0 million for the three months ended March 31, 2019, primarily driven by investments in short-term treasury bills.

Cash provided by financing activities of $0.3 million for the three months ended March 31, 2020 was primarily due to proceeds from the issuance of at-the-market offerings of $0.7 million, partially offset by the payment of employment taxes related to vested restricted stock units of $0.3 million. There was no cash provided by financing activities for the three months ended March 31, 2019.

Future Liquidity Needs

We are not currently profitable and have rarely generated positive net cash flows from operations. In addition, we expect to continue to incur significant expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for Afrezza, and collaboration and development costs for product candidates in our pipeline. As of March 31, 2020, we had an accumulated deficit of $3.0 billion and $120.3 million of total principal amount of outstanding borrowings, with limited capital resources of $38.9 million in cash and cash equivalents. These financial conditions raise substantial doubt about our ability to continue as a going concern.

Our capital resources may not be sufficient to continue to meet our current and anticipated obligations over the next twelve months if we cannot increase our operating cash inflows by growing our prescription and revenue base and by obtaining access to the remaining $25.0 million borrowings that may become available under the MidCap Credit Facility (which, in turn, requires us to grow Afrezza revenue before we can access such funds).  The COVID-19 pandemic is expected to negatively impact our near-term revenues from Afrezza, which shortens our cash runway and increases the risk of non-compliance with the minimum revenue covenant in the MidCap Credit Facility described below.  In response, we have taken measures to counteract an anticipated decline in sales, including the implementation of cost saving measures to reduce payroll costs, professional fees, supplier and other vendor costs.  In addition, in April 2020 we received proceeds of $4.9 million from a loan under the Paycheck Protection Program of the CARES Act, at least 75% of which we intend to use to maintain payroll and retain employees, particularly those who are responsible for growing Afrezza prescriptions and revenue.

Our ability to draw Tranche 3 of the MidCap Credit Facility depends on our ability to achieve certain trailing 12-month Afrezza net revenue targets, which we are unlikely to achieve.  The availability of Tranche 3 also depends on TreT achieving certain development milestones, which is likely to be negatively impacted by the COVID-19 pandemic.  In the event our capital resources are not sufficient, we may need to raise additional capital by selling equity or debt securities, entering into strategic business collaboration agreements with other companies, seeking other funding facilities or licensing arrangements, selling assets or by other means. However, we cannot provide assurances that additional capital will be available on acceptable terms or at all.  In addition, the COVID-19 pandemic is currently causing disruption of global financial markets.  This disruption, if sustained or recurrent, could prevent us or make it more difficult for us to access capital or make it difficult to comply with the covenants contained in the MidCap Credit Facility, which could negatively affect our liquidity.  Issuances of debt or additional equity could impact the rights of our existing stockholders, dilute the ownership percentages of our existing stockholders and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.

Our expectation that COVID-19 will negatively impact near-term revenues from Afrezza could also affect our compliance with a covenant relating to trailing twelve-month minimum Afrezza net revenue, tested on a monthly basis, which is set forth in the MidCap Credit Facility Agreement, as amended. If we fail to meet this covenant, any outstanding borrowings, together with accrued interest, under the MidCap Credit Facility could be declared immediately due and payable.  If we default under our obligations under the MidCap Credit Facility, the lender could proceed against the collateral granted to them to secure our indebtedness or declare all obligations under the MidCap Credit Facility to be due and payable. In certain circumstances, procedures by the lender could result in a loss by us of all of our equipment and inventory, which are included in the collateral granted to the lender.

We may not have sufficient resources to make any required repayments of principal under the terms of our indebtedness when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2024 convertible notes, the holders of such debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2024 convertible notes or the MidCap Term Loan, or if we fail to repay or repurchase the 2024 convertible notes, 2020 notes, MidCap Term Loan, PPP Loan or borrowings under the Mann Group promissory notes when required, we will be in default under the instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements.

Contractual Obligations

See Note 6 – Borrowings, Note 10 – Commitments and Contingencies, and Note 12 – Subsequent Events for a discussion of material changes outside of the ordinary course of business in our contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in the Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under the MidCap Credit Facility is determined, for any one-month period, on the basis of one-month LIBOR in effect at the beginning of such period plus 6.75%, subject to a one-month LIBOR floor of 2.00%.  Accordingly, our interest expense under the MidCap Credit Facility is subject to changes in the one-month LIBOR rate.  All other debt has fixed interest rates, so the interest expense associated with such debt is not exposed to changes in market interest rates. Specifically, the interest rate on amounts borrowed under the Mann Group promissory notes is fixed at 7.00% and the interest rate under the 2024 convertible notes is fixed at 5.75%. See Note 6 – Borrowings for information about the principal amount of outstanding debt.

If a change in the one-month LIBOR interest rate equal to 10% of the one-month LIBOR interest rate on March 31, 2020 were to have occurred, this change would not have a material effect on our interest payment obligation.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement with Amphastar. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro.  For the three months ended March 31, 2020, we realized a $1.8 million currency gain, which was included in gain on foreign currency translation in the accompanying condensed consolidated statements of operations. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on March 31, 2020 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax loss of approximately $9.0 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, we have concluded, as of such date, that our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Following the public announcement of Sanofi's election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of our officers and directors. In general, the complaints allege that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court ruled in October 2017 that U.S. law will apply to this case. The plaintiff appealed this ruling, and following an oral hearing before the Supreme Court of Israel, decided to withdraw his appeal. Subsequently, in November 2018, we filed a motion to dismiss the certification motion. In September 2019, the plaintiff brought a motion to amend his claim, which the court denied in January 2020. The plaintiff has appealed this denial to the Supreme Court of Israel. We will continue to vigorously defend against the claims advanced.

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

Item 1A. Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this quarterly report. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. The risk factors set forth below marked with an asterisk (*) did not appear as separate risk factors in, or contains changes to the similarly titled risk factors included in, Item 1A of the Annual Report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

RISKS RELATED TO OUR BUSINESS

We may need to raise additional capital to fund our operations, and there is substantial doubt about our ability to continue as a going concern.*

This report includes disclosures stating that our existing cash resources and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. As of March 31, 2020, we had cash and cash equivalents of $38.9 million and accumulated deficit of $3.0 billion. We may need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities, including the commercialization of Afrezza and the development of our product candidates. It may be difficult for us to raise additional funds on favorable terms, or at all. The extent of our additional funding requirements will depend on a number of factors, including:

•	the degree to which revenue from Afrezza continues to grow in excess of the minimum revenue covenants under the MidCap Credit Facility;
•	the degree to which we are able to generate revenue from our Technosphere drug delivery platform, including through our collaborations;
•	the costs of developing and commercializing Afrezza on our own in the United States, including the costs of expanding our commercialization capabilities;
•	the demand by any or all of the holders of our debt instruments to require us to repay or repurchase such debt securities if and when required;
•

our ability to repay or refinance existing indebtedness, and the extent to which our notes with conversion options or any other convertible debt securities we may issue are converted into or exchanged for shares of our common stock;

•	our ability to satisfy the milestone conditions necessary to access additional borrowings under the MidCap Credit Facility;
•	the rate of progress and costs of our clinical studies and research and development activities;
•	the costs of procuring raw materials and operating our manufacturing facility;

•	our obligation to make milestone payments;
•	our success in establishing additional strategic business collaborations or other sales or licensing of assets, and the timing and amount of any payments we might receive from any such transactions;
•	actions taken by the FDA and other regulatory authorities affecting Afrezza and our product candidates and competitive products;
•	the emergence of competing technologies and products and other market developments;
•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;
•	the level of our legal and litigation expenses; and
•	the costs of discontinuing projects and technologies, and/or decommissioning existing facilities, if we undertake any such activities.

We have raised capital in the past through the sale of equity and debt securities and we may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities including asset-based borrowings. There can be no assurances, however, that we will be able to raise additional capital in the future on acceptable terms, or at all. In addition, the COVID-19 pandemic is currently causing disruption of global financial markets.  This disruption, if sustained or recurrent, could prevent us or make it more difficult for us to access capital or make it difficult to comply with the covenants contained in the MidCap Credit Facility, which could negatively affect our liquidity.

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

Our business, product sales, results of operations and ability to access capital could be adversely affected by the effects of health pandemics or epidemics, including the recent COVID-19 pandemic, in regions where we or third parties distribute our products or where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in California and at our manufacturing facility in Connecticut and with respect to our sales force and their ability to interact with health care professionals, as well as the business or operations of our suppliers, distributors or other third parties with whom we conduct business.*

Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we have business operations, and could cause significant disruption in the operations of third-party manufacturers and distributors upon whom we rely.

For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to the United States and most countries around the world. Our headquarters is located in California, and our manufacturing facility is located in Connecticut.  In addition, we have a distributor in Brazil, a partner preparing to conduct a clinical trial in India and suppliers located in various European countries.

On March 4, 2020, the Governor of California declared a state of emergency as a result of the threat of COVID-19 and subsequently issued an order closing all non-essential businesses, which took effect on March 19, 2020. The Governor of Connecticut issued a similar order on March 23, 2020.  The World Health Organization declared the COVID-19 outbreak a pandemic on March 11, 2020, and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries effective March 14, 2020. The President of the United States declared the COVID-19 pandemic a national emergency on March 13, 2020, invoking powers under the Stafford Act, the legislation that directs a federal emergency disaster response. Beginning the week of March 16, 2020, approximately 70% of our workforce began working from home either all or substantially all of the time; the remaining 30% of our workforce represented certain employees in our Connecticut facility who are essential for the production of Afrezza and Treprostinil Technosphere. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations due to COVID-19 could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Although we believe we have sufficient quantities of raw materials for planned manufacturing operations during 2020, a prolonged supply interruption of certain components could adversely affect our ability to conduct commercialization activities and planned clinical trials.

Sales and demand for Afrezza may be adversely affected by the global COVID-19 pandemic. Our work-at-home policy included our sales representatives, who normally conduct in-person office visits with healthcare providers. Although we have developed digital materials and programs for our sales force to use in order to continue to engage virtually with their target physicians, there can be no assurance that these new tools and approaches will be effective at sustaining prescription levels of Afrezza.  Disruptions in the prescription volume of Afrezza could also occur:

•	if patients are physically quarantined or are unable or unwilling to visit healthcare providers,
•	if physicians restrict access to their facilities for a material period of time,
•	if healthcare providers prioritize treatment of acute or communicable illnesses over diabetes management,
•	if pharmacies are closed or suffering supply chain disruptions,
•	if patients lose access to employer-sponsored health insurance due to period of high unemployment, or
•	as a result of general disruptions in the operations of payors, distributors, logistics providers and other third parties that are necessary for Afrezza to be prescribed and reimbursed.

In addition, our planned clinical trials of Afrezza and those of our partner for TreT may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 would adversely impact our clinical trial operations.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. The COVID-19 pandemic is expected to negatively impact our near-term revenues from Afrezza.  In response, we have taken measures to counteract an anticipated decline in sales, including the implementation of cost saving measures to reduce payroll costs, professional fees, supplier and other vendor costs.  On April 27, 2020, we also implemented a 20% pay reduction for certain employees whose payroll costs exceed $100,000, including executive officers, which we expect to maintain for at least 10 weeks. In addition, we obtained a $4.9 million loan under the Paycheck Protection Program of the CARES Act, which we intend to use to retain employees, maintain payroll and make lease, interest and utility payments.  While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic is currently resulting in disruption of global financial markets.  This disruption, if sustained or recurrent, could make it more difficult for us to access capital or to comply with the covenants contained in the MidCap Credit Facility, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, commercialization efforts, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

We have a history of operating losses, we expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

We are not currently profitable and have rarely generated positive net cash flow from operations. As of March 31, 2020, we had an accumulated deficit of $3.0 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of Afrezza. In addition, under our Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin through 2026. As of March 31, 2020, there was €82.0 million remaining in aggregate purchase commitments under this agreement. We may not have the necessary capital resources to service this contractual commitment.

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

We have a substantial amount of debt, and we may be unable to make required payments of interest and principal as they become due.*

The notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q provide details about our various debt obligations. As of March 31, 2020, we had $120.3 million principal amount of outstanding debt, consisting of:

•

$40.0 million principal amount under the MidCap Credit Facility, bearing interest at an annual rate equal to one-month LIBOR plus 6.75%, subject to a one-month LIBOR floor of 2.00%, and payable in equal monthly installments beginning in August 2021 through maturity in August 2024;

•

$5.0 million principal amount of the 2024 convertible notes bearing interest at 5.75% per annum, with interest payable in cash or equity semiannually in arrears on February 15 and August 15 of each year, and maturing in November 2024, all of which is convertible into shares of our common stock at the option of the holder at a conversion price of $3.00 per share;

•	$5.2 million in respect of the 2020 notes, each in the amount of $2.6 million, one of which will mature on June 30, 2020 and the other of which will mature on December 31, 2020; and
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

In addition, in April 2020 we received proceeds of $4.9 million from a loan under the Paycheck Protection Program of the CARES Act, all or a portion of which may be forgiven, which we intend to use to retain employees, maintain payroll and make lease, interest and utility payments.  The PPP Loan matures on April 9, 2022 and bears interest at a rate of 0.98% per annum. Commencing November 9, 2020, we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by April 9, 2022 any principal amount outstanding on the PPP Loan as of October 9, 2020. All or a portion of the PPP Loan may be forgiven by the SBA upon application by us beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered interest and covered utilities during the eight week period beginning on the date of loan approval. Not more than 25% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven will be reduced if our full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.  Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan.

The PPP Loan application required us to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations.  While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act, the certification described above does not contain any objective criteria and is subject to interpretation.  In addition, the SBA has stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith.  The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that we satisfied all eligible requirements for the PPP Loan, we are found to be in violation of any of the laws or governmental regulations that apply to us in connection with the PPP Loan, including the False Claims Act, or it is otherwise determined that we were not eligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loan.  In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources.  If we fail to take all actions necessary and promptly file all required reporting to ensure than no less than 90% of the PPP Loan is forgiven in accordance with the loan forgiveness provisions of the Paycheck Protection Program, we will be in violation of the consent given by MidCap with respect to such additional indebtedness, which could lead to an event of default under the MidCap Credit Facility.  Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

Under the MidCap Credit Facility, an advance of $25.0 million will be available to us until June 30, 2021, subject to the satisfaction of certain milestone conditions associated with Afrezza net revenue and certain milestone conditions related to our collaboration with United Therapeutics. As described in Part I, Item 2 of this Quarterly Report, it is unlikely that the milestone conditions for funding Tranche 3 related to Afrezza trailing net revenue will be achieved. In addition, the COVID-19 pandemic is expected to negatively impact TreT clinical development activities being conducted by United Therapeutics.  These factors make it unlikely that we will be able to satisfy the milestone conditions necessary for us to draw the remaining advance under the MidCap Credit Facility.

Under the MidCap Credit Facility, we must comply with a minimum cash covenant of $15.0 million at all times, which will increase to $20.0 million following the funding of an additional advance. Further, the MidCap Credit Facility requires us, and any debt arrangements we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

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

Our expectation that COVID-19 will negatively impact near-term revenues from Afrezza could also affect our compliance with a covenant relating to trailing twelve-month minimum Afrezza net revenue, tested on a monthly basis, which is set forth in the MidCap Credit Facility Agreement, as amended. If we fail to meet this covenant, any outstanding borrowings, together with accrued interest, under the MidCap Credit Facility could be declared immediately due and payable.

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

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the terms of our indebtedness when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2024 convertible notes, the holders of such debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2024 convertible notes or the MidCap Term Loan, or if we fail to repay or repurchase the 2024 convertible notes, 2020 notes, MidCap Term Loan, PPP Loan or borrowings under the Mann Group promissory notes when required, we will be in default under the instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

•	the rate of progress, costs and results of our clinical studies and preclinical research and development activities;

•	our ability to identify and enroll patients who meet clinical study eligibility criteria;

•	our ability to access sufficient, reliable and affordable supplies of components used in the manufacture of our product candidates;

•	the costs of expanding and maintaining manufacturing operations, as necessary;

•	the extent to which our clinical studies compete for clinical sites and eligible subjects with clinical studies sponsored by other companies;

•	actions by regulators; and

•	disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic.

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

•

our product candidates may not produce the desired effects or may result in adverse health effects or other characteristics that preclude regulatory approval or limit their commercial use once approved; and

•	disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic.

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

The degree of market acceptance of Afrezza and other products that we may develop in the future depends on many factors, including the following:

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

If third-party payors do not cover Afrezza or any of our product candidates for which we receive regulatory approval, Afrezza or such product candidates might not be prescribed, used or purchased, which would adversely affect our revenues.*

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payors to contain or reduce the costs of healthcare through various means. In certain foreign markets the pricing of prescription pharmaceuticals is subject to direct governmental control. In the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for the fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.  Moreover, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services (“HHS”) has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have stated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that there will continue to be a number of federal and state proposals to implement similar and/or additional governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private third-party payors may take in response to any drug pricing and reimbursement reform proposals or legislation. For example, it is possible that additional governmental action is taken to address the COVID-19 pandemic. Such reforms may limit our ability to generate revenues from sales of Afrezza or other products that we may develop in the future and achieve profitability. Further, to the extent that such reforms have a material adverse effect on the business, financial condition and profitability of any future marketing partner for Afrezza, and companies that are prospective collaborators for our product candidates, our ability to commercialize Afrezza and our product candidates under development may be adversely affected.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations. *

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (“Tax Act”), enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.

Our ability to use net operating losses to offset future taxable income may be subject to limitations. *

As of December 31, 2019 we had federal and state net operating loss carryforwards of $2.1 billion and $1.3 billion, respectively, which we assess annually. A portion of our federal and state net operating loss carryforwards have begun to expire. Net operating loss carryforwards that expire unused will be unavailable to offset future income tax liabilities. Under the Tax Act as modified by the CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of our initial public offering, an ownership change within the meaning of Section 382 occurred in August 2004. As a result, federal net operating loss and credit carry forwards of approximately $216.0 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years. We have completed a Section 382 analysis beginning from the date of our initial public offering through to the end of the previous tax year regarding whether additional limitations may be placed on our net operating loss carryforwards and other tax attributes, and no additional changes in ownership that met the Section 382 ownership change threshold were identified through December 31, 2019. There is a risk that changes in ownership may occur in tax years after December 31, 2019. If a change in ownership were to occur, our net operating loss carryforwards and other tax attributes could be further limited or restricted. If an ownership change were to occur and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

We and certain of our executive officers and directors have been named as defendants in ongoing securities lawsuits that could result in substantial costs and divert management’s attention.*

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of our officers and directors. In general, the complaints allege that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court ruled in October 2017 that U.S. law will apply to this case. The plaintiff appealed this ruling, and following an oral hearing before the Supreme Court of Israel, decided to withdraw his appeal. Subsequently, in November 2018, we filed a motion to dismiss the certification motion. In September 2019, the plaintiff brought a motion to amend his claim, which the court denied in January 2020. The plaintiff has appealed this denial to the Supreme Court of Israel. We will continue to vigorously defend against the claims advanced. If we are not successful in our defense, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if such claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.*

At least for the foreseeable future, we expect that our manufacturing facility in Danbury, Connecticut will be the sole location for the manufacturing of Afrezza and TreT. This facility and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. We depend on our facilities and on collaborators, contractors and vendors for the continued operation of our business, some of whom are located in other countries. Natural disasters or other catastrophic events, including interruptions in the supply of natural resources, political and governmental changes, severe weather conditions, public health pandemics or epidemics (including, for example, the recent outbreak of COVID-19), wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, volcanic eruptions, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. We might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs or cause interruptions in our commercialization of Afrezza.

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

We are increasingly dependent on information technology systems, infrastructure and data security.*

We are increasingly dependent upon information technology systems, infrastructure and data security. Our business requires manipulating, analyzing and storing large amounts of data. In addition, we rely on an enterprise software system to operate and manage our business. Our business therefore depends on the continuous, effective, reliable and secure operation of our computer hardware, software, networks, Internet servers and related infrastructure. The multitude and complexity of our computer systems and the potential value of our data make them inherently vulnerable to service interruption or destruction, malicious intrusion and random attack. Likewise, data privacy or security breaches by employees or others may pose a risk that sensitive data including intellectual property, trade secrets or personal information belonging to us or our customers or other business partners may be exposed to unauthorized persons or to the public. Our systems are also potentially subject to cyber-attacks, which can be highly sophisticated and may be difficult to detect. Such attacks are often carried out by motivated, well-resourced, skilled and persistent actors including nation states, organized crime groups and “hacktivists.” Cyber-attacks could include the deployment of harmful malware and key loggers, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our information technology systems, infrastructure and data. Our key business partners face similar risks and any security breach of their systems could adversely affect our security status. Additionally, natural disasters, public health pandemics or epidemics (including, for example, the COVID-19 pandemic), terrorism, war and telecommunication and electrical failures may result in damage to or the interruption or impairment of key business processes, or the loss or corruption of confidential information, including intellectual property, proprietary business information and personal information. While we continue to invest in the protection of our critical or sensitive data and information technology, there can be no assurance that our efforts will prevent or detect service interruptions or breaches in our systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us.

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

We are subject to stringent, ongoing government regulation. *

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

We also are required to register our establishments and list our products with the FDA and certain state agencies. We and any third-party manufacturers or suppliers must continually adhere to federal regulations setting forth requirements, known as cGMP (for drugs) and QSR (for medical devices), and their foreign equivalents, which are enforced by the FDA and other national regulatory bodies through their facilities inspection programs. In complying with cGMP and foreign regulatory requirements, we and any of our potential third-party manufacturers or suppliers will be obligated to expend time, money and effort in production, record-keeping and quality control to ensure that our products meet applicable specifications and other requirements. QSR requirements also impose extensive testing, control and documentation requirements. State regulatory agencies and the regulatory agencies of other countries have similar requirements. In addition, we will be required to comply with regulatory requirements of the FDA, state regulatory agencies and the regulatory agencies of other countries concerning the reporting of adverse events and device malfunctions, corrections and removals (e.g., recalls), promotion and advertising and general prohibitions against the manufacture and distribution of adulterated and misbranded devices. Failure to comply with these regulatory requirements could result in significant civil fines, product seizures, injunctions and/or criminal prosecution of responsible individuals and us. Any such actions would have a material adverse effect on our business, financial condition and results of operations.

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

The FDA and other regulatory authorities impose significant restrictions on approved products through regulations on advertising, promotional and distribution activities. This oversight encompasses, but is not limited to, direct-to-consumer advertising, healthcare provider-directed advertising and promotion, sales representative communications to healthcare professionals, promotional programming and promotional activities involving the Internet. Regulatory authorities may also review industry-sponsored scientific and educational activities that make representations regarding product safety or efficacy in a promotional context. Prescription drugs may be promoted only for the approved indications in accordance with the approved label. The FDA and other regulatory authorities may take enforcement action against a company for promoting unapproved uses of a product or for other violations of its advertising and labeling laws and regulations. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. Enforcement action may include product seizures, injunctions, significant civil or criminal penalties or regulatory letters, which may require corrective advertising or other corrective communications to healthcare professionals. Failure to comply with such regulations also can result in adverse publicity or increased scrutiny of company activities by the U.S. Congress or other legislators. Certain states have also adopted regulations and reporting requirements surrounding the promotion of pharmaceuticals. Failure to comply with state requirements may affect our ability to promote or sell our products in certain states.

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
•

Requirements to report annually to CMS certain financial arrangements with physicians, as defined by such law, and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any “payments or transfers of value” made or distributed to physicians and teaching hospitals and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year;

•	A requirement to annually report drug samples that certain manufacturers and authorized distributors provide to physicians; and
•	A Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

There remain judicial and congressional challenges to certain provisions of the PPACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. President Trump has signed Executive Orders and other directives designed to eliminate the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation, and other efforts to repeal and replace the PPACA will impact the PPACA and our business.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, and, following passage of the BBA, will stay in effect through 2030 unless additional Congressional action is taken. The CARES Act suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “ATRA”), which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

We expect that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenues. It is also possible that additional governmental action is taken to address the COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

Our stock price is volatile and may affect the market price of our common stock and other securities.*

The trading price of our common stock has been and is likely to continue to be volatile. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue. The recent outbreak of COVID-19, for example, has negatively affected the stock market and investor sentiment and has resulted in significant volatility.

The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:

•	our ability to obtain marketing approval for Afrezza outside of the United States and to find collaboration partners for the commercialization of Afrezza in foreign jurisdictions;

•	our future estimates of Afrezza sales, prescriptions or other operating metrics;

•	our ability to successfully commercialize other products (in addition to Afrezza) based on our Technosphere drug delivery platform;

•	the progress of preclinical and clinical studies of our product candidates and of post-approval studies of Afrezza required by the FDA;

•	the results of preclinical and clinical studies of our product candidates;

•	general economic, political or stock market conditions, especially for emerging growth and pharmaceutical market sectors;

•	legislative developments;

•	disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic;

•	changes in the structure of the healthcare payment systems;

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

The future sale of our common stock or the exchange or conversion of our convertible debt into, or exercise of our outstanding warrants for, common stock could negatively affect the market price of our common stock and other securities.*

As of April 13, 2020, we had 213,137,730 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise the issuance of additional shares of our common stock upon the exchange or conversion of some or all of our 2024 convertible notes or the Mann Group promissory notes, or upon issuance of our outstanding warrants, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

4.5

Form of Common Stock Purchase Warrant issued December 26, 2018 (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on December 21, 2018).

4.6

Amendment to Common Stock Purchase Warrant, dated December 22, 2019, by and between MannKind Corporation and CVI Investments, Inc. (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865),  filed with the SEC on December 23, 2019).

4.7

Form of Warrant to Purchase Stock issued to MidCap Financial Trust on August 6, 2019 (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No.  000-50865), filed with the SEC on August 7, 2019).

4.8

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

4.11

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

4.14

Promissory Note, dated April 9, 2020, by and between MannKind Corporation and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No.  000-50865), filed with the SEC on April 15, 2020).

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

Dated: May 6, 2020	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ STEVEN B. BINDER
Steven B. Binder
Chief Financial Officer (Principal Financial and Accounting Officer)