Form 10-Q
period 2020-06-30
MANNKIND CORP
filed 2020-08-05
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 13, 2020, there were 229,174,914 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2020

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$63,222	$29,906
Restricted cash	316	316
Short-term investments	—	19,978
Accounts receivable, net	3,366	3,513
Inventory	3,823	4,155
Prepaid expenses and other current assets	1,856	2,889
Total current assets	72,583	60,757
Property and equipment, net	26,187	26,778
Other assets	4,011	6,190
Total assets	$102,781	$93,725

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,821	$4,789
Accrued expenses and other current liabilities	14,706	15,904
Short-term notes payable	5,387	5,028
Deferred revenue — current	32,184	32,503
Recognized loss on purchase commitments — current	9,841	7,394
Total current liabilities	67,939	65,618
Promissory notes	70,024	70,020
Accrued interest — promissory notes	4,538	2,002
Long-term Midcap credit facility	39,304	38,851
Senior convertible notes	5,000	5,000
Paycheck Protection Program loan — long term	2,030	—
Recognized loss on purchase commitments — long term	81,027	84,639
Operating lease liability	1,843	2,514
Deferred revenue — long term	4,860	8,344
Milestone rights liability	5,926	7,263
Total liabilities	282,491	284,251
Commitments and contingencies
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value - 400,000,000 and 280,000,000 shares authorized, 228,927,505 and 211,787,573 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2,289	2,118
Additional paid-in capital	2,829,478	2,799,278
Accumulated other comprehensive loss	—	(19)
Accumulated deficit	(3,011,477)	(2,991,903)
Total stockholders' deficit	(179,710)	(190,526)
Total liabilities and stockholders' deficit	$102,781	$93,725

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Net revenue — commercial product sales	$6,985	$6,065	$14,985	$11,141
Revenue — collaborations and services	8,129	8,937	16,364	21,309
Total revenues	15,114	15,002	31,349	32,450
Expenses:
Cost of goods sold	3,677	4,327	7,841	8,347
Cost of revenue — collaborations and services	1,983	2,139	5,345	3,676
Research and development	1,464	1,632	3,219	3,299
Selling, general and administrative	13,670	16,609	28,020	42,282
Asset impairment	368	—	1,889	—
Loss (gain) on foreign currency translation	1,867	1,247	71	(688)
Total expenses	23,029	25,954	46,385	56,916
Loss from operations	(7,915)	(10,952)	(15,036)	(24,466)
Other (expense) income:
Interest income	14	255	147	573
Interest expense on notes	(1,084)	(564)	(2,155)	(1,157)
Interest expense on promissory notes	(1,281)	(1,109)	(2,540)	(2,189)
Other income (expense)	14	(17)	10	(31)
Total other expense	(2,337)	(1,435)	(4,538)	(2,804)
Loss before provision for income taxes	(10,252)	(12,387)	(19,574)	(27,270)
Provision for income taxes	—	—	—	—
Net loss	$(10,252)	$(12,387)	$(19,574)	$(27,270)
Net loss per share - basic and diluted	$(0.05)	$(0.07)	$(0.09)	$(0.15)
Shares used to compute basic and diluted net loss per share	213,880	188,054	212,943	187,744

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(10,252)	$(12,387)	$(19,574)	$(27,270)
Other comprehensive loss:
Cumulative translation loss	—	—	(19)	—
Comprehensive loss	$(10,252)	$(12,387)	$(19,593)	$(27,270)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
BALANCE, JANUARY 1, 2019	187,030	$1,870	$2,763,067	$(19)	$(2,940,000)	$(175,082)
Net issuance of common stock associated with stock options and restricted stock units	66	1	1	—	—	2
Issuance of common stock under Employee Stock Purchase Plan	296	3	314	—	—	317
Stock-based compensation expense	—	—	999	—	—	999
Issuance of common stock pursuant to conversion of Senior Convertible Notes	386	4	534	—	—	538
Restricted stock unit award	—	—	105	—	—	105
Net loss	—	—	—	—	(14,883)	(14,883)
BALANCE, MARCH 31, 2019	187,778	$1,878	$2,765,020	$(19)	$(2,954,883)	$(188,004)

Net issuance of common stock associated with stock options and restricted stock units	101	1	14	—	—	15
Stock-based compensation expense	—	—	2,568	—	—	2,568
Issuance of common stock in at the market offering	1,568	15	1,835	—	—	1,850
Issuance costs associated with at the market offering	—	—	(41)	—	—	(41)
Net loss	—	—	—	—	(12,387)	(12,387)
BALANCE, JUNE 30, 2019	189,447	$1,894	$2,769,396	$(19)	$(2,967,270)	$(195,999)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
BALANCE, JANUARY 1, 2020	211,788	$2,118	$2,799,278	$(19)	$(2,991,903)	$(190,526)
Issuance of common stock under Employee Stock Purchase Plan	334	3	315	—	—	318
Stock-based compensation expense	—	—	1,128	—	—	1,128
Issuance of common stock associated with debt interest payment	99	1	143	—	—	144
Net issuance of common stock associated with stock options and restricted stock units	504	5	(322)	—	—	(317)
Issuance of common stock in at the market offering	413	4	518	—	—	522
Issuance cost associated with at the market offering	—	—	(16)	—	—	(16)
Cumulative translation loss	—	—	—	19	—	19
Net loss	—	—	—	—	(9,322)	(9,322)
BALANCE, MARCH 31, 2020	213,138	$2,131	$2,801,044	$—	$(3,001,225)	$(198,050)

Stock-based compensation expense	—	—	2,185	—	—	2,185
Issuance of common stock from the exercise of warrants	7,250	73	11,527	—	—	11,600
Issuance of common stock pursuant to conversion of the June 2020 note	1,235	12	2,618	—	—	2,630
Net issuance of common stock associated with stock options and restricted stock units	297	3	114	—	—	117
Issuance of common stock in at the market offering	7,459	75	12,291	—	—	12,366
Issuance cost associated with at the market offering	—	—	(320)	—	—	(320)
Issuance of common stock from market price stock purchase	10	—	14	—	—	14
Adjustment of common stock in association with restricted stock units	(461)	(5)	5	—	—	—
Net loss	—	—	—	—	(10,252)	(10,252)
BALANCE, JUNE 30, 2020	228,928	$2,289	$2,829,478	$—	$(3,011,477)	$(179,710)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,574)	$(27,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense on promissory notes	2,536	2,297
Stock-based compensation expense	3,313	3,672
Asset impairment	1,889	—
Depreciation, amortization and accretion	1,105	739
Amortization of right-of-use assets	576	618
Write-off of inventory	496	—
Loss (gain) on foreign currency translation	71	(688)
Other, net	19	—
Changes in operating assets and liabilities:
Accounts receivable, net	147	(957)
Inventory	(164)	(366)
Prepaid expenses and other current assets	1,352	(150)
Other assets	82	(356)
Accounts payable	1,032	2,154
Accrued expenses and other current liabilities	(1,343)	460
Deferred revenue	(3,803)	(6,795)
Operating lease liabilities	(1,401)	(699)
Recognized loss on purchase commitments	(1,236)	(3,984)
Net cash used in operating activities	(14,903)	(31,325)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of treasury bills	20,000	—
Purchase of property and equipment	(300)	(1,493)
Purchase of treasury bills	—	(24,909)
Net cash provided by (used in) investing activities	19,700	(26,402)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from at the market offering	12,564	1,850
Issuance costs associated with at the market offering	(331)	(41)
Issuance of common stock from the exercise of warrants	11,600	—
Proceeds from Paycheck Protection Program loan	4,873	—
Payment of employment taxes related to vested restricted stock units and exercise of stock options	(201)	18
Proceeds from market price stock purchase plan	14	—
Principal payments on facility financing obligation	—	(2,500)
Net cash provided by (used in) financing activities	28,519	(673)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	33,316	(58,400)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	30,222	71,684
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$63,538	$13,284
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash, net of amounts capitalized	$1,820	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payment of principal on senior convertible notes through common stock issuance	2,630	—
Receivable from at the market offering	470	—
Common stock issuance to settle employee stock purchase plan liability	318	317
Payment of interest on senior convertible notes through common stock issuance	144	538
Addition of right-of-use assets upon adoption of new lease guidance	—	5,192
Non-cash construction in progress and property and equipment	—	790

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of MannKind Corporation and its subsidiary (“MannKind,” the “Company,” “we” or “us”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 25, 2020 (the “Annual Report”).

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2020 may not be indicative of the results that may be expected for the full year.

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

The Company’s partner in Brazil, Biomm S.A. (“Biomm”), commenced commercialization of Afrezza in January 2020. The Company’s partners in India and Australia are preparing for regulatory submissions and have not yet commenced commercialization in their respective territories.

Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is not currently profitable and has rarely generated positive net cash flow from operations. In addition, the Company expects to continue to incur significant expenditures for the foreseeable future in support of its manufacturing operations, sales and marketing costs for Afrezza, and development costs for product candidates in the Company’s pipeline. As of June 30, 2020, the Company had an accumulated deficit of $3.0 billion and $122.6 million of total principal amount of outstanding borrowings, with limited capital resources of $63.2 million in cash and cash equivalents. These financial conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In August 2019, the Company and its wholly owned subsidiary, MannKind LLC, entered into a credit and security agreement with MidCap Financial Trust (as amended, the “MidCap Credit Facility”) to restructure its existing debts and to provide additional operating capital (the “recapitalization”) (Refer to Note 6 – Borrowings for further details).  The MidCap Credit Facility provides a secured term loan facility with an aggregate principal amount of up to $65.0 million, of which $40.0 million was outstanding as of June 30, 2020 and December 31, 2019.  The availability of the remaining $25.0 million will be available to the Company until June 30, 2021, subject to the satisfaction of certain milestone conditions associated with Afrezza net revenue and certain milestone conditions related to the Company’s collaboration with United Therapeutics (see Note 7 – Collaboration and Licensing Arrangements for more information on the collaboration agreement with United Therapeutics). The MidCap Credit Facility also provided for up to $10.0 million in borrowings until April 15, 2020, subject to the Company achieving Afrezza net revenue of at least $30.0 million on a trailing twelve month basis by that date (which was not achieved).

Principal payments on the MidCap Credit Facility begin in September 2021.  In addition, the MidCap Credit Facility contains certain covenants, one of which includes a requirement to maintain a minimum of $15.0 million of unrestricted cash and cash equivalents at all times.  This amount will increase to $20.0 million if the Company draws additional funding under the MidCap Credit Facility.

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

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated.  Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported condensed consolidated balance sheets or statements of operations. An adjustment has been made to the condensed consolidated statements of stockholder’s deficit as of June 30, 2019 and March 31, 2019 to combine the exercise of stock options and the issuance of common stock from the release of restricted stock units (“RSUs”).

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

The Company recognizes revenue on product sales when the Customer obtains control of the Company's product, which occurs at delivery for wholesale distributors and generally at delivery for specialty pharmacies. Product revenues are recorded net of applicable reserves for variable consideration, including discounts and allowances.

Free Goods Program – From time to time, the Company offers programs to potential new patients that allow them to obtain free goods (prescription fills) from a pharmacy. The Company excludes such amounts related to these programs from both gross and net revenue. The cost of product associated with the free goods program is included in cost of goods sold.

Reserves for Variable Consideration — Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payor rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its Customers, payors, and other indirect customers relating to the Company’s sale of its products. These reserves, as further detailed below, are based on the amounts earned, or to be claimed on the related sales, and result in a reduction of accounts receivable or establishment of a current liability. Significant judgments are required in making these estimates.

Where appropriate, these estimates take into consideration a range of possible outcomes, which are probability-weighted in accordance with the expected value method in Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reduce recognized revenue to the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analysis also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of June 30, 2020 and, therefore, the transaction price was not reduced further during the three and six months ended June 30, 2020. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net revenue — commercial product sales and earnings in the period such variances become known.

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

Provider Chargebacks and Discounts — Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is recorded in accrued expenses and other current liabilities. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by Customers, and the Company generally issues credits for such amounts within a few weeks of the Customer’s notification to the Company of the resale. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at each reporting period-end that the Company expects will be sold to qualified healthcare providers, and chargebacks that Customers have claimed, but for which the Company has not yet issued a credit.

Government Rebates — The Company is subject to discount obligations under Medicare and state Medicaid programs. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses and other current liabilities. Estimates around Medicaid have historically required significant judgement due to timing lags in receiving invoices for claims from states. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

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

Other Incentives — Other incentives which the Company offers include voluntary patient support programs, such as the Company's co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with the product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses and other current liabilities.

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

Paycheck Protection Program Loan — On April 10, 2020, the Company received the proceeds from a loan in the amount of approximately $4.9 million (the “PPP Loan”) from JPMorgan Chase Bank, N.A., as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company accounted for the PPP Loan as a financial liability in accordance with Accounting Standards Codification (“ASC”) Topic 470 Debt. Accordingly, the PPP Loan was recognized as current and long-term debt in the Company’s consolidated balance sheets and is included as short-term note payable and PPP Loan — long term.  In addition, a di minimis amount of accrued interest is included in accrued expenses and other current liabilities. See Note 6 – Borrowings for additional information.

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

Cash and Cash Equivalents and Restricted Cash —The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of June 30, 2020 and December 31, 2019, cash equivalents were comprised of money market accounts with maturities less than 90 days from the date of purchase.

The Company records restricted cash when cash and cash equivalents are restricted as to withdrawal or usage. The Company presents amounts of restricted cash that will be available for use within 12 months of the reporting date as restricted cash in current assets. Restricted cash amounts that will not be available for use in the Company’s operations within 12 months of the reporting date are presented as restricted cash in long-term assets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets that sum to amounts reported on the consolidated statement of cash flows (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$63,222	$29,906
Restricted cash	316	316
Total cash, cash equivalents, and restricted cash	$63,538	$30,222

Short-term Investments —The Company’s short-term investments consist of U.S. Treasury securities stated at amortized cost that the Company intends to hold until maturity. Those with maturities less than 12 months are included in short-term investments and any investments with maturities in excess of twelve months are included in long-term investments in our condensed consolidated balance sheets. As of June 30, 2020, the Company did not hold any short-term or long-term investments nor did it record any material gains or losses on investment securities during the three and six months ended June 30, 2020.

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

Impairment of Long-Lived Assets — The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Assets are considered to be impaired if the carrying value is considered to be unrecoverable.

If the Company believes an asset to be impaired, the impairment recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset. Fair value is determined using the market, income or cost approaches as appropriate for the asset. Any write-downs are treated as permanent reductions in the carrying amount of the asset and recognized as an operating loss.

In August 2019, the Company recorded a $1.5 million commitment asset and a $0.4 million other asset for deferred debt issuance costs related to the future funding commitments of the MidCap Credit Facility. A quarterly assessment was performed to determine if the Company was on target to achieve certain required milestone conditions in order for the Company to access further borrowings under the MidCap Credit Facility. The Company determined that such milestone conditions related to Afrezza trailing net revenue were unlikely to be achieved. As a result, an asset impairment of $0.4 million and $1.9 million was recognized for the three and six months ended June 30, 2020, respectively, in the Company’s condensed consolidated statement of operations. See Note 6 – Borrowings for further information on the MidCap Credit Facility.

Recognized Loss on Purchase Commitments — The Company assesses whether losses on long-term purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for the future purchases are recognized unless recoverable. When making the assessment, the Company also considers whether it is able to renegotiate with its vendors. The recognized loss on purchase commitments is reduced as inventory items are received. If, subsequent to an accrual, a purchase commitment is successfully renegotiated, the gain is recognized in the Company’s condensed consolidated statement of operations. The liability balance of the recognized loss on insulin purchase commitments was $90.9 million and $92.0 million as of June 30, 2020 and December 31, 2019, respectively. No new contracts were identified in the first six months of 2020 that required a new loss on purchase commitment accrual.

Milestone Rights Liability — On July 1, 2013, in conjunction with the execution of a financing facility with Deerfield Private Design Fund II L.P. and Deerfield Private Design International I L.P., the Company issued to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (the “Milestone Purchasers”) certain rights to receive payments of up to $90.0 million, of which $70.0 million remains payable as of June 30, 2020 upon the occurrence of specified strategic and sales milestones, including the achievement of specified net sales figures (the “Milestone Rights”). The Company analyzed the Milestone Rights and determined that they did not meet the definition of a freestanding derivative. Since the Company has not elected to apply the fair value option to the Milestone Rights, the Company recorded them at their estimated initial fair value and accounted for the Milestone Rights as a liability.

The initial fair value estimate of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones and discounted to present value using a selected market discount rate. The expected timing and probability of achieving the milestones was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. The Milestone Rights liability will be remeasured as the specified milestone events are achieved. Specifically, as each milestone event is achieved, the portion of the initially recorded Milestone Rights liability that pertains to the milestone event being achieved, will be remeasured to the amount of the specified related milestone payment. The resulting change in the balance of the Milestone Rights liability due to remeasurement will be recorded in the Company’s consolidated statements of operations as interest expense. Furthermore, the Milestone Rights liability will be reduced upon the settlement of each milestone payment. As a result, each milestone payment would be effectively allocated between a reduction of the recorded Milestone Rights liability and an expense representing a return on a portion of the Milestone Rights liability paid to the investor for the achievement of the related milestone event (see Note 6 – Borrowings). As of June 30, 2020 and December 31, 2019, the remaining liability balance was $7.3 million.

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

Stock-Based Compensation — Share-based payments to employees, including grants of stock options, RSUs, performance-based awards and the compensatory elements of employee stock purchase plans, are recognized in the condensed consolidated statements of operations based upon the fair value of the awards at the grant date. The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options and the compensatory elements of employee stock purchase plans. RSUs are valued based on the market price on the grant date. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

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

The computation of basic and diluted net loss per share for the three and six months ended June 30, 2020 and 2019 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive while the Company is in a net loss position:

	Six Months Ended June 30,
	2020	2019
Vesting of restricted stock units	2,501,713	1,166,006
Employee stock purchase plan	276,154	367,792
Exercise of common stock options	13,197,927	15,512,639
Conversion of 2024 convertible notes into common stock	1,666,667	3,629,627
Conversion of Mann Group convertible note into common stock	14,000,000	21,909,541
Exercise of common stock warrants	31,851	31,856
Exercise of warrants associated with Midcap Credit Facility	1,171,614	—
Exercise of warrants associated with public offering	—	26,666,667
Total shares	32,845,926	69,284,128

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808) to clarify when transactions between participants in a collaborative arrangement under ASC 808 are within the scope of the new revenue guidance when the collaborative arrangement participant is a customer.  ASU 2018-18 is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Effective June 30, 2020, the Company early adopted this pronouncement, as permitted, with no impact on the Company’s consolidated financial statements.

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

2. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable, gross	$6,738	$6,925
Wholesaler distribution fees and prompt pay discounts	(1,230)	(1,767)
Reserve for returns	(2,142)	(1,645)
Accounts receivable, net	$3,366	$3,513

As of June 30, 2020 and December 31, 2019, the allowance for doubtful accounts was de minimis. The Company had three wholesale distributors representing approximately 88% of accounts receivable as of June 30, 2020 and approximately 85% and 89% of gross sales for the three and six months ended June 30, 2020, respectively.

3. Inventories

Inventories consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$1,542	$1,751
Work-in-process	1,683	1,432
Finished goods	598	972
Total inventory	$3,823	$4,155

Work-in-process and finished goods as of June 30, 2020 and December 31, 2019 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off and the projected loss on the purchase commitment contract to purchase future insulin was accrued as of the end of 2015. Raw materials inventory included $0.8 million of pre-launch inventory as of June 30, 2020 and December 31, 2019, which consisted of FDKP received in November 2019 that will be used to manufacture Afrezza under an enhanced manufacturing process for FDKP.  The Company expects to receive FDA approval of the new source of FDKP in mid-2021, after which the pre-launch raw materials inventory will be reclassified as raw materials inventory for use in the manufacturing of Afrezza.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value.  The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand.  Inventory that was forecasted to become obsolete due to expiration is recorded in costs of goods sold in the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2020 there was an inventory write-off of $0.5 million as a result of this assessment.  There were no inventory write-offs for the three months ended June 30, 2020 or the three and six months ended June 30, 2019.

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated Useful
	Life (Years)	June 30, 2020	December 31, 2019
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	37,543	37,543
Machinery and equipment	3-15	55,055	54,982
Furniture, fixtures and office equipment	5-10	3,005	3,005
Computer equipment and software	3	8,319	8,234
Construction in progress	—	169	114
		122,355	122,142
Less accumulated depreciation		(96,168)	(95,364)
Total property and equipment, net		$26,187	$26,778

Depreciation expense related to property and equipment for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation Expense	$448	$371	$891	$739

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2020	December 31, 2019
Salary and related expenses	$6,715	$8,835
Discounts and allowances for commercial product sales	3,458	3,162
Deferred lease liability	1,419	1,433
Milestone Rights liability — current	1,337	—
Professional fees	391	620
Sales and marketing services	382	147
Accrued interest	410	409
Other	594	1,298
Total accrued expenses and other current liabilities	$14,706	$15,904

Included in salary and related expenses is $0.3 million of deferred social security taxes as permitted under the CARES Act.  The Company is permitted to defer the employer share of social security taxes otherwise owed on dates beginning March 27, 2020 and ending December 31, 2020.  Half of the total deferred payments are payable on December 31, 2021 and the remaining half are payable on December 31, 2022.  The amount of the deferral is based on wages paid from April through December 2020.  This deferral option is no longer available once the Company receives forgiveness for its PPP Loan as discussed in Note 6 — Borrowings.

6. Borrowings

Carrying amount of principal borrowings consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Mann Group promissory notes	$70,024	$70,020
Midcap Credit Facility	39,304	38,851
Senior notes (December 2020 note and 2024 convertible notes)	7,544	10,028
PPP Loan	4,873	—
Total debt — net carrying amount	$121,745	$118,899

The following table provides a summary of the Company’s debt and key terms:

	Amount Due		Terms
	June 30, 2020	December 31, 2019	Annual Interest Rate	Maturity Date	Conversion Price
Mann Group convertible note	$35.0 million (plus $2.3 million accrued interest paid-in-kind)	$35.0 million (plus $1.0 million accrued interest paid-in-kind)	7.00%	November 2024	$2.50 per share
Mann Group non- convertible note	$35.1 million (plus $2.3 million accrued interest paid-in-kind)	$35.1 million (plus $1.0 million accrued interest paid-in-kind)	7.00%	November 2024	N/A
MidCap Credit Facility	$40.0 million	$40.0 million	one-month LIBOR (2% floor) plus 6.75%	August 2024	N/A
2024 convertible notes	$5.0 million	$5.0 million	5.75%	November 2024	$3.00 per share
June 2020 note	—	$2.6 million	—	June 2020	N/A
December 2020 note	$2.6 million	$2.6 million	—	December 2020	N/A
PPP Loan	$4.9 million	—	0.98%	April 2022	N/A

The maturities of our borrowings as of June 30, 2020 are as follows (in thousands):

Amounts
2020	$4,255
2021	6,881
2022	14,146
2023	13,333
2024	83,940
Thereafter	—
Total principal payments	122,555
Unamortized discount	(360)
Unamortized debt issuance costs	(450)
Total debt — net carrying amount	$121,745

MidCap Credit Facility — In August 2019, the Company closed the MidCap Credit Facility, which provides a secured term loan facility with an aggregate principal amount of up to $75.0 million. The Company borrowed the first advance of $40.0 million (“Tranche 1”) on August 6, 2019. Under the terms of the MidCap Credit Facility, the second advance of $10.0 million (“Tranche 2”) was available to the Company until April 15, 2020, provided that the Company had achieved Afrezza net revenue of at least $30.0 million on a trailing twelve month basis by that date (which was not achieved). The third advance of $25.0 million (“Tranche 3”) will be available to the Company until June 30, 2021, subject to the satisfaction of certain milestone conditions associated with Afrezza trailing net revenue and certain milestone conditions related to the Company’s collaboration with United Therapeutics (see Note 7 – Collaboration and Licensing Arrangements). In August 2019, the Company recognized a $1.5 million commitment asset and a $0.4 million other asset for deferred debt issuance costs related to the future funding commitments of the MidCap Credit Facility. The Company determined that such milestone conditions related to Afrezza trailing net revenue were unlikely to be achieved.  As a result, the Company recognized an asset impairment of $0.4 million and $1.9 million for the three and six months ended June 30, 2020, respectively.

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

The MidCap Credit Facility contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiary to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions.  The Company must also comply with a financial covenant relating to trailing twelve month minimum Afrezza net revenue, tested on a monthly basis, and a minimum cash covenant of $15.0 million at all times, which will increase to $20.0 million following the funding of Tranche 3. As of June 30, 2020, the Company was in compliance with the financial and minimum cash covenants.

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

Senior Notes — As of June 30, 2020 and December 31, 2019, there was $7.6 million and $10.2 million, respectively, of principal amount of senior notes outstanding.

In August 2019, the Company entered into a privately-negotiated exchange agreement with the holder of the 5.75% Convertible Senior Subordinated Exchange Notes due 2021 (the “2021 notes”), pursuant to which, among other things, the Company (i) repaid $1.5 million in cash to such holder, (ii) issued 4,017,857 shares of the Company’s common stock to such holder (at a conversion price of $1.12 per share), (iii) issued 5.75% Convertible Senior Subordinated Exchange Notes due November 2024 (the “2024 convertible notes”) to such holder in the principal amount of $5.0 million and (iv) issued a $2.6 million note due June 2020 (the “June 2020 note”), a $2.6 million note due December 2020 (the “December 2020 note”, and together with the June 2020 note, the “2020 notes”), all in exchange for the cancellation of the $18.7 million in principal amount of the 2021 notes. The 2020 notes may be prepaid at any time on or prior to their respective maturity dates of June 30, 2020 and December 31, 2020 at the option of the Company. On June 24, 2020, the Company prepaid the June 2020 note with the issuance of 1,235,094 shares of the Company’s common stock, in accordance with the terms of the June 2020 note.  The Company may elect to pay the December 2020 note at any time on or prior to their maturity date, if certain conditions are met, in shares of the Company’s common stock at a price per share equal to the last reported sale price on the trading day immediately prior to the payment date.

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

PPP Loan – On April 10, 2020, the Company received the proceeds from the PPP Loan from JPMorgan Chase Bank, N.A., as lender, in the amount of approximately $4.9 million pursuant to the PPP of the CARES Act. The PPP Loan matures on April 9, 2022 and bears interest at a rate of 0.98% per annum. On November 9, 2020, the Company may be required to pay the lender $1.4 million of principal and interest, including six months of payments deferred in accordance with the terms of the PPP Loan, and equal monthly payments of principal and interest thereafter as required to fully amortize the remaining principal amount by April 9, 2022. The PPP Loan is evidenced by a promissory note dated April 9, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.  As of June 30, 2020, $2.9 million is included in short-term notes payable and $2.0 million is included in Paycheck Protection Program loan — long term on our condensed consolidated balance sheets.

All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application to the lender by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered interest and covered utilities during the 24-week period (or eight-week period at the Company’s option) beginning on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiven amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. Any unforgiven portion of the PPP Loan will be payable in accordance with the terms of the promissory note as described above.

The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease, interest and utility payments.

Amortization of the premium and accretion of debt issuance costs related to all borrowings for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Accretion of debt discount	$90	$69	$179	$141
Amortization of debt issuance cost	(27)	(29)	(55)	(50)
Amortization of debt premium	—	(97)	—	(192)

Milestone Rights — As of June 30, 2020 and December 31, 2019, the remaining Milestone Rights liability balance was $7.3 million, which was based on initial fair value estimates calculated using the income approach and reduced by milestone achievement payments made. During the third quarter of 2019, the Company achieved the first Afrezza net sales milestone specified by the Milestone Rights. The Company currently estimates that it will reach the next milestone in the first quarter of 2021, at which point the Company will be required to make a $5.0 million payment in the following quarter. The carrying value of the Milestone Rights liability related to this $5.0 million payment is approximately $1.3 million, which represents the fair value related to this payment that was determined in 2013 (the most recent measurement date). Accordingly, approximately $1.3 million in value related to the next milestone payment was recorded in accrued expenses and other current liabilities and the remaining long-term portion of $5.9 million is included as Milestone Rights liability in the accompanying condensed consolidated balance sheets as of June 30, 2020.

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

7. Collaboration and Licensing Arrangements

Revenue from collaborations and services for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
UT License Agreement	$7,978	$7,779	$15,956	$15,394
UT Research Agreement	53	1,058	211	5,716
Receptor CLA	63	63	125	125
Cipla distribution agreement	35	37	72	74
Total revenue from collaborations and services	$8,129	$8,937	$16,364	$21,309

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

Under the terms of the UT License Agreement, the Company received an upfront payment of $45.0 million in October 2018 and three $12.5 million milestone payments through the second quarter of 2020. The Company may receive an additional milestone payment of $12.5 million upon the achievement of specified development targets. The Company will also be entitled to receive low double-digit royalties on net sales of TreT. UT, at its option, may expand the scope of the products covered by the UT License Agreement to include products with certain other active ingredients for the treatment of pulmonary arterial hypertension. Each such optioned product would be subject to UT’s payment to the Company of up to $40.0 million in additional option exercise and development milestone payments, as well as a low double-digit royalty on net sales of any such product. The Company recognizes revenue on a ratable basis from October 2018 through December 2021; the estimated date when its performance obligations for development activities under UT License Agreement will be substantially completed.

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

The Company expects to complete the activities specified in the development plan and to achieve the remaining milestone events for total consideration of approximately $101.4 million, which includes an upfront payment, four milestone payments and various pass-through costs. Future commercial supply remains at UT’s option and is valued at a stand-alone selling price and, therefore, is not accounted for under the current arrangement. The Company believes that this method best reflects the measure of progress toward complete satisfaction of the performance obligation.  Deferred revenue related to the UT License Agreement is being recognized in net revenue — collaborations over a 13-quarter period ending December 31, 2021, which represents the estimated period to satisfy the performance obligation.  As of June 30, 2020, the deferred revenue for the UT License Agreement consisted of $35.0 million, of which $31.9 million was classified as a current liability and $3.1 million was classified as long-term. Deferred revenue is classified as part of current or long-term liability in the accompanying condensed consolidated balance sheets based on the Company’s estimate of the portion of the performance obligation that will be completed within the next 12 months, and includes payments received as well as payments receivable.

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

The Company allocated the total $10.0 million transaction price to its two distinct performance obligations based on available observable market inputs. A transaction price of $9.0 million was allocated to the product prototype and a transaction price of $1.0 million was allocated to engineering consulting services. The revenue for the product prototype was recognized using an output method (based on project milestones achieved and surveys of performance completed to date). The Company believed that this method best reflected the measure of progress toward complete satisfaction of the performance obligation. The revenue for the engineering consulting services was recognized using a ratable method until the obligation was satisfied. The Company believed that this method best reflected the measure of progress toward complete satisfaction of the performance obligation. The performance obligations for engineering consulting services and the product prototype were completed in April 2020 and June 2019, respectively.

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

A $1.0 million license fee received in 2016 was recorded in deferred revenue from collaborations as of December 31, 2016 and is being recognized in net revenue — collaborations over four years, the estimated period over which the Company is required to satisfy the remaining performance obligations. The remaining performance obligations are to provide certain technology transfer activities. As of June 30, 2020, the deferred revenue balance was $0.1 million, which was classified as a current liability in the accompanying condensed consolidated balance sheets.

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

In 2017, the Company entered into a manufacturing and supply agreement with Receptor pursuant to which the Company agreed to provide certain raw materials and certain additional research and formulation consulting services to Receptor. For the three and six months ended June 30, 2020 and 2019, the additional research and formulation services provided to Receptor were de minimis.

Biomm Supply and Distribution Agreement — In May 2017, the Company and Biomm entered into a supply and distribution agreement for the commercialization of Afrezza in Brazil. Under this agreement, Biomm was responsible for pursuing regulatory approvals of Afrezza in Brazil, including from the Agência Nacional de Vigilância Sanitária (“ANVISA”) and, with respect to pricing matters, from the Camara de Regulação de Mercado de Medicamentos (“CMED”), both of which have now been received. Biomm commenced product sales in January 2020. The Company sold $0.2 million of product to Biomm during the three and six months ended June 30, 2020, which was recognized as net revenue — commercial product sales. There were no such product sales during the three and six months ended June 30, 2019.

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

The nonrefundable licensing fee was recorded in deferred revenue and is being recognized in net revenue – collaborations over 15 years, representing the estimated period to satisfy the performance obligation. The additional milestone payments represent variable consideration for which the Company has not recognized any revenue because of the uncertainty of obtaining marketing approval. The Company also recognized $0.2 million as income tax expense for a payment made to the India tax authority in 2018. As of June 30, 2020, the deferred revenue balance was $1.9 million, of which $0.2 million is classified as current and $1.7 million is classified as long term in the accompanying condensed consolidated balance sheets.

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

The carrying amounts reported in the accompanying condensed consolidated financial statements for cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities (excluding the Milestone Rights liability) approximate their fair value due to their relatively short maturities. The fair value of the cash equivalents, MidCap Credit Facility, Mann Group promissory notes, 2024 convertible notes, June 2020 note, December 2020 note and Milestone Rights liabilities are disclosed below.

Cash Equivalents and Restricted Cash— Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash. As of June 30, 2020 and December 31, 2019, the Company held $63.2 million and $29.9 million, respectively, of cash and cash equivalents. The Company held $0.3 million in restricted cash as of June 30, 2020 and December 31, 2019, which was comprised of money market funds. Restricted cash is used to collateralize a letter of credit. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

Short-term investments— Short-term investments consist of highly liquid investments that are intended to facilitate liquidity and capital preservation. The fair value of short-term investments approximate their carrying value. The measurement of which is based on a market approach using quoted market values (Level 1 in the fair value hierarchy). As of June 30, 2020, the Company did not hold any short-term investments.

The fair value measurement of debt instruments is based on a discounted cash flow model and is sensitive to the change in yield (Level 3 in the fair value hierarchy):

		Hypothetical Change in Yield			Hypothetical Change in Notes Payable
	Yield	% Change	Hypothetical Yield	FV of Notes	FV	$ Change	% Change
				(in millions)
Mann Group promissory notes:
(with conversion feature)	31.5%	1%	32.5%	$53.5	$52.5	$(1.0)	-1.9%
	31.5%	-1%	30.5%	$53.5	$54.6	$1.1	2.1%
	31.5%	2%	33.5%	$53.5	$51.6	$(1.9)	-3.6%
	31.5%	-2%	29.5%	$53.5	$55.6	$2.1	3.9%
Senior notes:
(with conversion feature)	31.5%	1%	32.5%	$6.4	$6.3	$(0.1)	-1.6%
	31.5%	-1%	30.5%	$6.4	$6.5	$0.1	1.6%
	31.5%	2%	33.5%	$6.4	$6.3	$(0.1)	-1.6%
	31.5%	-2%	29.5%	$6.4	$6.6	$0.2	3.1%
MidCap Credit Facility
	13.5%	1%	14.5%	$39.0	$38.2	$(0.8)	-2.1%
	13.5%	-1%	12.5%	$39.0	$39.9	$0.9	2.3%
	13.5%	2%	15.5%	$39.0	$37.5	$(1.5)	-3.8%
	13.5%	-2%	11.5%	$39.0	$40.7	$1.7	4.4%
PPP Loan
	13.5%	1%	14.5%	$4.4	$4.4	$-	0.0%
	13.5%	-1%	12.5%	$4.4	$4.4	$-	0.0%
	13.5%	2%	15.5%	$4.4	$4.3	$(0.1)	-2.3%
	13.5%	-2%	11.5%	$4.4	$4.5	$0.1	2.3%

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (in millions):

	June 30, 2020
	Carrying Value	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
MidCap Credit Facility	$39.3	$39.0	$39.0
2024 convertible notes	5.0	4.1	4.1
December 2020 note	2.5	2.3	2.3
Mann Group promissory notes	70.0	53.5	53.5
PPP Loan	4.9	4.4	4.4
Milestone rights	7.3	14.9	14.9
Total financial liabilities	$129.0	$118.2	$118.2

	December 31, 2019
	Carrying Value	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
MidCap Credit Facility	$38.9	$40.0	$40.0
2024 convertible notes	5.0	3.7	3.7
June 2020 note	2.5	2.3	2.3
December 2020 note	2.5	2.0	2.0
Mann Group promissory notes	70.0	46.2	46.2
Milestone rights	7.3	16.4	16.4
Total financial liabilities	$126.2	$110.6	$110.6

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

9. Common and Preferred Stock

On May 21, 2020, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of its Amended and Restated Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock from 280,000,000 to 400,000,000 shares.  As of June 30, 2020 and December 31, 2019, 228,927,505 and 211,787,573 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

In February 2018, the Company entered into a controlled equity offering sales agreement (the “CF Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million or such other amount as may be permitted by the CF Sales Agreement. Under the CF Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. For the six months ended June 30, 2020, the Company sold an aggregate of 7,871,461 shares of the Company’s common stock at a weighted average purchase price of $1.64 per share for an aggregate gross proceeds of approximately $12.9 million pursuant to the CF Sales Agreement.

In December 2018, the Company entered into an underwriting agreement with Leerink Partners LLC relating to the issuance and sale in a public offering of 26,666,667 shares of the Company’s common stock and warrants to purchase up to an aggregate of 26,666,667 shares of the Company’s common stock (the “December warrants”) at a combined purchase price of $1.50 per share and accompanying warrant. The shares of common stock and the December warrants were immediately separable.  The December warrants were immediately exercisable at issuance at a price of $1.60 per share and had an expiry date of December 26, 2019. On December 26, 2019, 11,583,333 December warrants expired unexercised and 7,250,000 remained available for purchase at a price of $1.60 per share, which were subsequently exercised in June 2020.

On June 24, 2020, the Company prepaid the June 2020 note with the issuance of 1,235,094 shares of the Company’s common stock, in accordance with the terms of the June 2020 note (See Note 6 – Borrowings).

10. Stock-Based Compensation Expense

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
RSUs and options	$2,122	$2,527	$3,188	$3,397
Employee stock purchase plan	63	41	125	275
Total stock compensation expense	$2,185	$2,568	$3,313	$3,672

During 2020, the Company granted the following awards:

	Three Months Ended		Three Months Ended		Six Months Ended
	March 31, 2020		June 30, 2020		June 30, 2020
Employee awards:
RSUs	230,000	(1)	2,109,228	(2)	2,339,228
Options	78,500	(3)	117,900	(4)	196,400
Non-employee director awards:
RSUs	42,067	(5)	772,685	(6)	814,752
Total awards:
RSUs	272,067		2,881,913		3,153,980
Options	78,500		117,900		196,400

(1)	RSUs had a weighted average grant date fair value of $1.25 per share and a primary vesting period of four years.
(2)	RSUs had a weighted average grant date fair value of $1.34 per share and a primary vesting period of four years.

(3)

Options had a weighted average exercise price of $1.25 per share and vest over a four year period. The weighted average grant date fair value was $0.93 per share, as determined using a Black-Scholes option pricing model, with the following key assumptions: risk-free interest rate of 0.79%; expected life of approximately 5.67 years; volatility of 93.83%, and dividend yield of zero.

(4)

Options had a weighted average exercise price of $1.34 per share and vest over a four year period. The weighted average grant date fair value was $0.99 per share, as determined using a Black-Scholes option pricing model, with the following key assumptions: risk-free interest rate of 0.39%; expected life of approximately 5.67 years; volatility of 93.83%, and dividend yield of zero.

(5)

RSUs had a weighted average grant date fair value of $1.17 per share and vested immediately upon grant, but the underlying shares of common stock will not be delivered until there is a separation of service, such as resignation, retirement or death.

(6)

RSUs had a weighted average grant date fair value of $1.34 per share and vested immediately upon grant, but the underlying shares of common stock will not be delivered until there is a separation of service, such as resignation, retirement or death.

As of June 30, 2020, there was $6.8 million of unrecognized compensation expense related to options and performance options and $3.2 million of unrecognized compensation expense related to RSUs. For the options that are subject to performance conditions, the Company evaluates the probability that the performance conditions will be met and estimates the service period for recognition of the associated expense.

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of June 30, 2020, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

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

Contingencies — In July 2013, the Company entered into an agreement with the Milestone Purchasers, pursuant to which the Company granted the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, $70.0 million of which remains payable upon achievement of such milestones (see Note 6 – Borrowings).

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

In August 2019, the Company and Amphastar amended the Insulin Supply Agreement to extend the term to 2026 and to restructure the annual purchase commitments. As of June 30, 2020, the annual purchase requirements under the amended contract are as follows:

Minimum Commitment
2020	€5.5 million
2021	€6.6 million
2022	€8.5 million
2023	€10.8 million
2024	€14.6 million
2025	€15.5 million
2026	€19.4 million

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

Warrants – In August 2019, in connection with the MidCap Credit Facility, the Company issued warrants to purchase an aggregate of 1,171,614 shares of the Company’s common stock, at an exercise price equal to $1.11 per share, to the lenders.  Additional MidCap warrants will be issued if the Company accesses additional tranches under the MidCap Credit Facility (see Note 6 – Borrowings).

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

Upon adoption of ASC 842, this lease was classified as an operating lease, which resulted in recording right-of-use assets and lease liabilities of approximately $3.2 million and $3.5 million, respectively, as of January 1, 2019. These amounts included approximately $0.9 million and $2.6 million of other current liabilities and operating lease liabilities, respectively.

For the three and six months ended June 30, 2020, operating lease costs under all operating leases, including office space and equipment, was approximately $0.4 million and $0.7 million, respectively. Cash paid for all operating leases for the three and six months ended June 30, 2020 was $0.4 million and $0.9 million, respectively. Variable lease costs were approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively.

For the three and six months ended June 30, 2019, operating lease costs under all operating leases, including office space and equipment, was approximately $0.3 million and $0.8 million, respectively. Cash paid for all operating leases for the three and six months ended June 30, 2019 was $0.2 million and $0.7 million, respectively. Variable lease costs were approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively.

	June 30, 2020	December 31, 2019
Weighted average remaining lease term (in years)	2.4	3.0
Weighted average discount rate	7.5%	7.5%

Future minimum office and vehicle lease payments as of June 30, 2020 and December 31, 2019, are as follows (in thousands):

	June 30, 2020	December 31, 2019
2020	$740	$1,470
2021	1,499	1,499
2022	1,241	1,241
2023	88	88
Total	$3,568	$4,298

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

We continue to manage the risk to our business posed by the global COVID-19 pandemic. For much of the second quarter of 2020, our entire workforce worked from home except for 65 employees in our Connecticut facility who were essential for the commercial production of Afrezza and the clinical production of TreT. As various stay-at-home orders were lifted by individual states and counties during May and June, our sales representatives were able to resume in-person sales calls on a limited scale.  Our offices in California and Connecticut have reopened, although many employees continue to work from home for a portion of each work week.  Although our productivity has been impacted by the global pandemic, we have suitably adapted to the changed business environment that now exists.

The COVID-19 pandemic continues to evolve rapidly and its ultimate impact remains highly uncertain. We do not yet know the full extent of potential delays or impacts on our business, our collaboration arrangements, commercialization efforts, healthcare systems or to the global economy as a whole. We continue to expect the COVID-19 pandemic to negatively impact our near-term revenues from Afrezza and believe it has the potential to have additional adverse impacts on our operations. We will continue to monitor the COVID-19 situation closely.

As of June 30, 2020, we had an accumulated deficit of $3.0 billion and a stockholders’ deficit of $179.7 million. We had net loss of $10.3 million and $19.6 million for the three and six months ended June 30, 2020, respectively. To date, we have funded our operations through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from certain collaborations, and from borrowings under certain loan arrangements. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding, there will continue to be substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Three and six months ended June 30, 2020 and 2019

Revenues

The following tables provide a comparison of the revenue categories for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Net revenue — commercial product sales:
Gross revenue from product sales	$11,900	$10,339	$1,561	15%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(4,915)	(4,274)	$641	15%
Net revenue — commercial product sales	6,985	6,065	$920	15%
Revenue — collaborations and services	8,129	8,937	$(808)	(9%)
Total revenues	$15,114	$15,002	$112	1%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Net revenue — commercial product sales:
Gross revenue from product sales	$25,832	$18,546	$7,286	39%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(10,847)	(7,405)	$3,442	46%
Net revenue — commercial product sales	14,985	11,141	$3,844	35%
Revenue — collaborations and services	16,364	21,309	$(4,945)	(23%)
Total revenues	$31,349	$32,450	$(1,101)	(3%)

Gross revenue from the sales of Afrezza increased by $1.6 million, or 15%, for the three months ended June 30, 2020 compared to the same period in the prior year. The increase was primarily driven by higher product demand, a price increase, a more favorable mix of Afrezza cartridges, and a shipment of $0.2 million to Biomm (Brazil). The gross-to-net adjustment was $4.9 million (or 41% of gross revenue) for the three months ended June 30, 2020, compared to $4.3 million (or 41% of gross revenue) for the same period in the prior year. The increase of $0.6 million was primarily driven by an increase in commercial product sales. As a result, net revenue from the sales of Afrezza increased by $0.9 million, or 15%, for the three months ended June 30, 2020 compared to the prior year period. During the second quarter of 2020, our sales force had very limited access to physicians as a result of the stay-at-home orders implemented around the country in response to the COVID-19 pandemic. This limited access, in addition to the stockpiling of extra refills that we believe took place in the first quarter of 2020, had an unfavorable impact on our commercial sales during the three months ended June 30, 2020. The ultimate impact of the COVID-19 pandemic on our operations is highly uncertain; therefore, the results of revenue from our commercial sales for the second quarter of 2020 should not be used as an indication of likely sales trends for the remainder of 2020.

Net revenue from collaborations and services decreased by $0.8 million, or 9%, for the three months ended June 30, 2020 compared to the same period in the prior year. This was primarily driven by a $1.0 million decrease in revenue recognized from the UT Research Agreement, which was substantially completed in the second quarter of 2019 (see Note 7 – Collaboration and Licensing Agreements).

Gross revenue from the sales of Afrezza increased by $7.3 million, or 39%, for the six months ended June 30, 2020 compared to the same period in the prior year. The increase was primarily driven by higher product demand, a price increase, a more favorable mix of Afrezza cartridges, and $0.7 million related to a reduction in wholesaler channel inventory in the six months ended June 30, 2019. The gross-to-net adjustment was $10.8 million (or 42% of gross revenue) for the six months ended June 30, 2020, compared to $7.4 million (or 40% of gross revenue) for the same period in the prior year. The increase of $3.4 million was primarily due to an increase in the utilization of our patient co-pay assistance programs and accounting estimates for rebates, partially offset by a decrease in accounting estimates for product returns. As a result, net revenue from the sales of Afrezza increased by $3.8 million, or 35%, for the six months ended June 30, 2020 compared to the prior year period. The stay-at-home orders implemented around the country in response to the COVID-19 pandemic negatively impacted the sales of Afrezza in the second quarter of 2020 as our sales force had very limited access to physicians. These reduced sales were partially offset by the increased demand for Afrezza in the first quarter of 2020 due to patients stockpiling extra refills of their prescriptions.  The ultimate impact of the pandemic on our operations remains highly uncertain; therefore, the results of revenue from our commercial sales for the first half of 2020 should not be used as an indication of likely sales trends for the remainder of 2020.

Net revenue from collaborations and services decreased by $4.9 million, or 23%, for the six months ended June 30, 2020 compared to the same period in the prior year. This was primarily driven by a $5.5 million decrease in revenue recognized from the UT Research Agreement, which was substantially completed in the second quarter of 2019, partially offset by a $0.6 million increase in revenue from the UT License Agreement (see Note 7 – Collaboration and Licensing Agreements).

Commercial product gross profit

The following tables provide a comparison of the commercial product gross profit categories for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Commercial product gross profit:
Net revenue — commercial product sales	$6,985	$6,065	$920	15%
Less: cost of goods sold	3,677	4,327	$(650)	(15%)
Commercial product gross profit	$3,308	$1,738	$1,570	90%
Gross margin	47%	29%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Commercial product gross profit:
Net revenue — commercial product sales	$14,985	$11,141	$3,844	35%
Less: cost of goods sold	7,841	8,347	$(506)	(6%)
Commercial product gross profit	$7,144	$2,794	$4,350	156%
Gross margin	48%	25%

Commercial product gross profit for the three months ended June 30, 2020 increased by $1.6 million, or 90%, compared to the same period in the prior year. Gross margin for the three months ended June 30, 2020 increased to 47% from 29% for the same period in the prior year. The increase in gross profit and gross margin was attributable to higher commercial product sales combined with a reduction in cost of goods sold. Cost of goods sold decreased by $0.7 million, or 15%, for the three months ended June 30, 2020 compared to the same period in the prior year, primarily attributable to $0.6 million in reduced spending.

Commercial product gross profit for the six months ended June 30, 2020 increased by $4.4 million, or 156%, compared to the same period in the prior year. Gross margin for the six months ended June 30, 2020 increased to 48% from 25% for the same period in the prior year. The increase in gross profit and gross margin was primarily attributable to higher commercial product sales. While cost of goods sold decreased by $0.5 million, or 6%, for the six months ended June 30, 2020 compared to the same period in the prior year. The reduction in cost of goods sold was primarily attributable to $1.2 million of increased manufacturing activities which resulted in a greater amount of costs capitalized to inventory and $0.6 million in reduced spending, partially offset by $0.9 million in costs associated with higher commercial product sales and $0.5 million of inventory write-offs.

Expenses

The following tables provide a comparison of the expense categories for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Expenses:
Cost of goods sold	$3,677	$4,327	$(650)	(15%)
Cost of revenue — collaborations and services	1,983	2,139	$(156)	(7%)
Research and development	1,464	1,632	$(168)	(10%)
Selling	7,271	9,380	$(2,109)	(22%)
General and administrative	6,399	7,229	$(830)	(11%)
Asset impairment	368	—	$368	100%
Loss on foreign currency translation	1,867	1,247	$620	50%
Total expenses	$23,029	$25,954	$(2,925)	(11%)

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Expenses:
Cost of goods sold	$7,841	$8,347	$(506)	(6%)
Cost of revenue — collaborations and services	5,345	3,676	$1,669	45%
Research and development	3,219	3,299	$(80)	(2%)
Selling	15,417	28,029	$(12,612)	(45%)
General and administrative	12,603	14,253	$(1,650)	(12%)
Asset impairment	1,889	—	$1,889	100%
Loss (gain) on foreign currency translation	71	(688)	$759	110%
Total expenses	$46,385	$56,916	$(10,531)	(19%)

Cost of revenue — collaborations and services decreased by $0.2 million, or 7%, for the three months ended June 30, 2020 compared to the same period in the prior year.  The decrease was attributable to lower resource costs related to conducting activities for our collaboration partner, UT.

Cost of revenue — collaborations and services increased by $1.7 million, or 45%, for the six months ended June 30, 2020 compared to the same period in the prior year.  The increase was attributable to resource costs related to conducting activities for our collaboration partners, Cipla and UT.

Research and development expenses decreased by $0.2 million, or 10%, for the three months ended June 30, 2020 compared to the same period in the prior year.  The decrease was attributable to lower clinical trial spending.

Research and development expenses decreased by $0.1 million, or 2%, for the six months ended June 30, 2020 compared to the same period in the prior year.

Selling expenses decreased by $2.1 million, or 22%, for the three months ended June 30, 2020 compared to the same period in the prior year. The decrease was primarily attributable to a $1.9 million reduction in promotional and marketing activities.

Selling expenses decreased by $12.6 million, or 45%, for the six months ended June 30, 2020 compared to the same period in the prior year. The decrease was primarily attributable to a $9.3 million decrease in costs for television advertising for Afrezza and a $3.1 million decrease from a reduction in promotional and marketing activities.

General and administrative expenses decreased by $0.8 million, or 11%, for the three months ended June 30, 2020 compared to the same period in the prior year. This decrease was primarily attributable to a $0.5 million decrease in personnel related costs as well as a $0.2 million decrease in professional costs.

General and administrative expenses decreased by $1.7 million, or 12%, for the six months ended June 30, 2020 compared to the same period in the prior year. This decrease was primarily attributable to a $1.2 million decrease in personnel and employee related costs and a $0.5 million decrease in consulting costs.

During the three months ended June 30, 2020, an impairment of $0.4 million was recognized for the write-off of debt issuance costs associated with future funding commitments of the MidCap Credit Facility. See Note 6 – Borrowings in the condensed consolidated financial statements included in Part I – Financial Statements (Unaudited).

During the six months ended June 30, 2020, an impairment of $1.9 million was recognized for a commitment asset and debt issuance costs related to the future funding commitments of the MidCap Credit Facility (see Note 1 – Description of Business and Significant Accounting Policies and Note 6 – Borrowings in the condensed consolidated financial statements included in Part I – Financial Statements (Unaudited).

There were no asset impairments for the three or six months ended June 30, 2019.

Other Income (Expense)

The following tables provide a comparison of the other income (expense) categories for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Interest income	$14	$255	$(241)	(95%)
Interest expense on notes	(1,084)	(564)	$520	92%
Interest expense on promissory notes	(1,281)	(1,109)	$172	16%
Other income (expense)	14	(17)	$31	182%
Total other expense	$(2,337)	$(1,435)	$902	63%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Interest income	$147	$573	$(426)	(74%)
Interest expense on notes	(2,155)	(1,157)	$998	86%
Interest expense on promissory notes	(2,540)	(2,189)	$351	16%
Other income (expense)	10	(31)	$41	132%
Total other expense	$(4,538)	$(2,804)	$1,734	62%

Interest income decreased by $0.2 million and $0.4 million, or 95% and 74%, for the three and six months ended June 30, 2020, respectively, compared to the same period in the prior year, which was primarily attributable to a lower interest rate on our U.S. Treasury money market investments as well as lower cash balances.

Interest expense on notes increased by $0.5 million and $1.0 million, or 92% and 86%, for the three and six months ended June 30, 2020, respectively, compared to the same period in the prior year. The increase was primarily attributable to the new MidCap Credit Facility (see Note 6 – Borrowings in the condensed consolidated financial statements included in Part I – Financial Statements (Unaudited).

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from certain collaborations, and from borrowings under certain loan arrangements.

As of June 30, 2020, we had $122.6 million principal amount of outstanding debt consisting of:

•

$40.0 million principal amount under the MidCap Credit Facility bearing interest at an annual rate equal to one-month LIBOR plus 6.75%, subject to a one-month LIBOR floor of 2.00%, and payable in equal monthly installments beginning in August 2021 through maturity in August 2024;

•

$5.0 million principal amount of 2024 convertible notes bearing interest at 5.75% per annum, with interest payable in cash or equity semiannually in arrears on February 15 and August 15 of each year, and maturing in November 2024, all of which is convertible into shares of our common stock at the option of the holder at a conversion price of $3.00 per share;

•	$2.6 million principal amount of the December 2020 note, which matures in December 2020;

•

$70.1 million principal amount of indebtedness under the Mann Group promissory notes bearing interest at a fixed rate of 7.00% per annum compounded quarterly and maturing in November 2024, $35.0 million of which is convertible into shares of our common stock at the option of the Mann Group at a conversion price of $2.50 per share. Interest is paid-in-kind from August 2019 until the end of 2020, after which we have the option to either pay interest in-kind or in shares; and

•

$4.9 million from a loan under the Paycheck Protection Program of the CARES Act, all or a portion of which may be forgiven.  The PPP Loan matures in April 2022 and bears interest at a rate of 0.98% per annum. On November 9, 2020, we may be required to pay the lender $1.4 million of principal and interest, which includes six months of payments deferred in accordance with the terms of the PPP Loan, and equal monthly payments of principal and interest thereafter as required to fully amortize the remaining principal amount by April 9, 2022.

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the MidCap Credit Facility, the 2024 convertible notes, the December 2020 note, the Mann Group promissory notes or unforgiven amounts of the PPP Loan when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2024 convertible notes, the holders of such debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. The 2024 convertible notes and the Mann Group convertible note are fully convertible at any time prior to maturity as further disclosed in Note 6 – Borrowings.

To date, we have been able to timely make our required interest payments, but we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2024 convertible notes or under the MidCap Credit Facility, or if we fail to repay or repurchase the 2024 convertible notes, the December 2020 note, Mann Group promissory notes, borrowings under the MidCap Credit Facility or unforgiven amounts of the PPP Loan, we will be in default under the applicable instrument for such indebtedness, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether.

In July 2013, we issued Milestone Rights to the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $70.0 million of which remains payable upon achievement of such milestones. See Note 11 – Commitments and Contingencies and Note 6 – Borrowings for further information related to the Milestone Rights.

These and other factors raise substantial doubt about our ability to continue as a going concern.  Our financial statements and related notes thereto included elsewhere in this report do not include adjustments that might result from any unfavorable outcome of this uncertainty.

During the six months ended June 30, 2020, we used $14.9 million of cash for our operating activities as a result of our net loss of $19.6 million, in addition to a net cash outflow from changes in balances of operating assets and liabilities of $5.3 million, partially offset by non-cash charges of $10.0 million. The change in operating asset and liabilities was primarily a result of deferred revenue amortization of $16.4 million, partially offset by a milestone payment from UT of $12.5 million.

During the six months ended June 30, 2019, we used $31.3 million of cash for our operating activities as a result of our net loss of $27.3 million, offset by a net cash inflow from changes in balances of operating assets and liabilities of $10.7 million and non-cash charges of $6.6 million. The change in operating asset and liabilities was primarily a result of deferred revenue amortization of $21.3 million, recognized loss on purchase commitments of $4.0 million, partially offset by a milestone payment from UT of $12.5 million and an increase accounts payable of $2.2 million. The non-cash charges included $3.7 million of stock-based compensation and $2.3 million of interest accrued through promissory notes.

Cash provided by investing activities of $19.7 million for the six months ended June 30, 2020 was primarily due to the proceeds from the sale of treasury bills.

Cash used in investing activities of $26.4 million for the six months ended June 30, 2019, was primarily due to a purchase of short-term treasury bills.

Cash provided by financing activities of $28.5 million for the six months ended June 30, 2020 was primarily due to the receipt of $12.6 million in gross proceeds from at the market offerings for an aggregate of 7,871,461 shares of our common stock under the CF Sales Agreement, the exercise of outstanding warrants to purchase shares of our common stock of $11.6 million, and proceeds from the PPP Loan of $4.9 million.

Cash used in financing activities of $0.7 million for the six months ended June 30, 2019 was primarily due to a principal payment of the Facility Financing Obligation of $2.5 million, offset by $1.9 million in proceeds from at the market offerings of our common stock under our CF Sales Agreement.

Future Liquidity Needs

We are not currently profitable and have rarely generated positive net cash flows from operations. In addition, we expect to continue to incur significant expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for Afrezza, and collaboration and development costs for product candidates in our pipeline. As of June 30, 2020, we had an accumulated deficit of $3.0 billion and $122.6 million of total principal amount of outstanding borrowings, with limited capital resources of $63.2 million in cash and cash equivalents. These financial conditions raise substantial doubt about our ability to continue as a going concern.

Our capital resources may not be sufficient to continue to meet our current and anticipated obligations over the next twelve months if we cannot increase our operating cash inflows by growing our prescription and revenue base and by obtaining access to the remaining $25.0 million borrowings that may become available under the MidCap Credit Facility (which, in turn, requires us to grow Afrezza revenue before we can access such funds).  The stay-at-home orders implemented around the country in response to the COVID-19 pandemic negatively impacted the sales of Afrezza in the second quarter of 2020 as our sales force had very limited access to physicians, and the COVID-19 pandemic is expected to continue to negatively impact our near-term revenues from Afrezza, which potentially shortens our cash runway and increases the risk of non-compliance with the minimum revenue covenant in the MidCap Credit Facility described below.  In response, during the second quarter of 2020, we took measures to counteract an anticipated decline in sales, including the implementation of cost saving measures to reduce payroll costs, professional fees, supplier and other vendor costs.  In addition, in April 2020 we received proceeds of $4.9 million from a loan under the Paycheck Protection Program of the CARES Act, at least 75% of which we used to maintain payroll and retain employees, particularly those employees who were responsible for growing Afrezza prescriptions and revenue.

Our ability to draw the $25.0 million Tranche 3 of the MidCap Credit Facility depends on our ability to achieve certain trailing 12-month Afrezza net revenue targets, which we are unlikely to achieve.  The availability of Tranche 3 also depends on TreT achieving certain development milestones, which is likely to be negatively impacted by the COVID-19 pandemic.  In the event our capital resources are not sufficient, we may need to raise additional capital by selling equity or debt securities, entering into strategic business collaboration agreements with other companies, seeking other funding facilities or licensing arrangements, selling assets or by other means. However, we cannot provide assurances that additional capital will be available on acceptable terms or at all.  In addition, the COVID-19 pandemic is currently causing disruption of global financial markets.  This disruption, if sustained or recurrent, could prevent us or make it more difficult for us to access capital or make it difficult to comply with the covenants contained in the MidCap Credit Facility, which could negatively affect our liquidity.  Issuances of debt or additional equity could impact the rights of our existing stockholders, dilute the ownership percentages of our existing stockholders and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.

We expect that the COVID-19 pandemic will continue to negatively impact near-term revenues from Afrezza, which could also affect our compliance with a covenant relating to trailing twelve-month minimum Afrezza net revenue, tested on a monthly basis, which is set forth in the MidCap Credit Facility Agreement, as amended. If we fail to meet this covenant, any outstanding borrowings, together with accrued interest, under the MidCap Credit Facility could be declared immediately due and payable.  If we default under our obligations under the MidCap Credit Facility, the lender could proceed against the collateral granted to them to secure our indebtedness or declare all obligations under the MidCap Credit Facility to be due and payable. In certain circumstances, procedures by the lender could result in a loss by us of all of our equipment and inventory, which are included in the collateral granted to the lender.

We may not have sufficient resources to make any required repayments of principal under the terms of our indebtedness when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2024 convertible notes, the holders of such debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2024 convertible notes or the MidCap Term Loan, or if we fail to repay or repurchase the 2024 convertible notes, December 2020 note, MidCap Term Loan, PPP Loan or borrowings under the Mann Group promissory notes when required, we will be in default under the instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements.

Contractual Obligations

See Note 6 – Borrowings and Note 11 – Commitments and Contingencies for a discussion of material changes outside of the ordinary course of business in our contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in the Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under the MidCap Credit Facility is determined, for any one-month period, on the basis of one-month LIBOR in effect at the beginning of such period plus 6.75%, subject to a one-month LIBOR floor of 2.00%.  Accordingly, our interest expense under the MidCap Credit Facility is subject to changes in the one-month LIBOR rate.  All other debt has fixed interest rates, so the interest expense associated with such debt is not exposed to changes in market interest rates. Specifically, the interest rate on amounts borrowed under the Mann Group promissory notes is fixed at 7.00%, the interest rate under the 2024 convertible notes is fixed at 5.75%, and the interest rate under the PPP Loan is fixed at 0.98%. See Note 6 – Borrowings for information about the principal amount of outstanding debt.

If a change in the one-month LIBOR interest rate equal to 10% of the one-month LIBOR interest rate on June 30, 2020 were to have occurred, this change would not have a material effect on our interest payment obligation.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement with Amphastar. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro.  For the three months ended June 30, 2020, we realized a $1.9 million currency loss, which was included in loss on foreign currency translation in the accompanying condensed consolidated statements of operations. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on June 30, 2020 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax loss of approximately $9.1 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and our Chief Financial Officer have concluded, as of such date, that our disclosure controls and procedures were effective.

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

RISKS RELATED TO OUR BUSINESS

We may need to raise additional capital to fund our operations, and there is substantial doubt about our ability to continue as a going concern.*

This report includes disclosures stating that our existing cash resources and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. As of June 30, 2020, we had cash and cash equivalents of $63.2 million and accumulated deficit of $3.0 billion. We may need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities, including the commercialization of Afrezza and the development of our product candidates. It may be difficult for us to raise additional funds on favorable terms, or at all. The extent of our additional funding requirements will depend on a number of factors, including:

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

Our business, product sales, results of operations and ability to access capital could be adversely affected by the effects of health pandemics or epidemics, including the recent ongoing COVID-19 pandemic, in regions where we or third parties distribute our products or where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in California and at our manufacturing facility in Connecticut and with respect to our sales force and their ability to interact with health care professionals, as well as the business or operations of our suppliers, distributors or other third parties with whom we conduct business.*

Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we have business operations, and could cause significant disruption in the operations of third-party manufacturers and distributors upon whom we rely.

For example, the ongoing COVID-19 pandemic is resulting in travel and other restrictions to reduce the spread of the disease, including executive orders in California and Connecticut, and several other state and local orders across the country, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. In March 2020, our employees began working from home except for certain personnel in our Connecticut facility who are essential for the production of Afrezza and TreT. The effects of state and local stay-at-home orders and our own work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations due to the COVID-19 pandemic could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Although we believe we have sufficient quantities of raw materials for planned manufacturing operations during 2020, a prolonged supply interruption of certain components could adversely affect our ability to conduct commercialization activities and planned clinical trials. In addition, we believe that the severity of the COVID-19 pandemic in Brazil has the potential to negatively impact the distribution of Afrezza by our partner in that country.

Sales and demand for Afrezza have been adversely affected by the global COVID-19 pandemic, and we expect that the COVID-19 pandemic will continue to negatively impact near-term revenues from Afrezza. Our sales representatives, who normally conduct in-person office visits with healthcare providers, were required to work from home for varying periods of time during the second quarter of 2020, which has had an impact to their productivity.  Disruptions in the prescription volume of Afrezza could also occur:

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

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. In response, we took measures in the second quarter of 2020 to counteract an anticipated decline in sales, including the implementation of cost saving measures to reduce professional fees, supplier and other vendor costs.  In April 2020, we also implemented a 20% pay reduction for certain employees whose payroll costs exceed $100,000, including executive officers, which we expect to maintain for at least 10 weeks. In addition, we obtained a $4.9 million loan under the Paycheck Protection Program of the CARES Act in April 2020, which we intend to use to retain employees, maintain payroll and make lease, interest and utility payments. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic is currently resulting in disruption of global financial markets.  This disruption, if sustained or recurrent, could make it more difficult for us to access capital or to comply with the covenants contained in the MidCap Credit Facility, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, commercialization efforts, healthcare systems or to the global economy as a whole. These effects could have a material impact on our operations.  We will continue to monitor the COVID-19 situation closely.

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

We have a history of operating losses, we expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

We are not currently profitable and have rarely generated positive net cash flow from operations. As of June 30, 2020, we had an accumulated deficit of $3.0 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of Afrezza. In addition, under our Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin through 2026. As of June 30, 2020, there was €80.9 million remaining in aggregate purchase commitments under this agreement. We may not have the necessary capital resources to service this contractual commitment.

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

We have a substantial amount of debt, and we may be unable to make required payments of interest and principal as they become due.*

The notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q provide details about our various debt obligations. As of June 30, 2020, we had $122.6 million principal amount of outstanding debt, consisting of:

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

•	$2.6 million principal amount of the December 2020 note, which matures in December 2020;

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

•

$4.9 million from a loan under the Paycheck Protection Program of the CARES Act.  The PPP Loan matures in April 2022 and bears interest at a rate of 0.98% per annum. On November 9, 2020, we may be required to pay the lender $1.4 million of principal and interest, which includes six months of payments deferred in accordance with the terms of the PPP Loan, and equal monthly payments of principal and interest thereafter as required to fully amortize the remaining principal amount by April 9, 2022.

All or a portion of the PPP Loan may be forgiven by the SBA upon application to our lender by us beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered interest and covered utilities during the 24 week period (or eight-week period at our option) beginning on the date of loan approval. Not more than 40% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven will be reduced if our full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.  Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan.

The PPP Loan application required us to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations.  While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the PPP, the certification described above does not contain any objective criteria.  In addition, the SBA has stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith.  The lack of clarity regarding loan eligibility under the PPP has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that we satisfied all eligible requirements for the PPP Loan, we are found to be in violation of any of the laws or governmental regulations that apply to us in connection with the PPP Loan, including the False Claims Act, or it is otherwise determined that we were not eligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loan.  In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources.  If we fail to take all actions necessary and promptly file all required reporting to ensure than no less than 90% of the PPP Loan is forgiven in accordance with the loan forgiveness provisions of the PPP, we will be in violation of the consent given by MidCap with respect to such additional indebtedness, which could lead to an event of default under the MidCap Credit Facility.  Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

The stay-at-home orders implemented around the country in response to the COVID-19 pandemic negatively impacted the sales of Afrezza in the second quarter of 2020 as our sales force had very limited access to service providers. We expect that the COVID-19 pandemic will continue to negatively impact near-term revenues from Afrezza, which could also affect our compliance with a covenant relating to trailing twelve-month minimum Afrezza net revenue, tested on a monthly basis, which is set forth in the MidCap Credit Facility Agreement, as amended. If we fail to meet this covenant, any outstanding borrowings, together with accrued interest, under the MidCap Credit Facility could be declared immediately due and payable.

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

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the terms of our indebtedness when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2024 convertible notes, the holders of such debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2024 convertible notes or the MidCap Term Loan, or if we fail to repay or repurchase the 2024 convertible notes, December 2020 note, MidCap Term Loan, PPP Loan or borrowings under the Mann Group promissory notes when required, we will be in default under the instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

If third-party payors do not cover Afrezza or any of our product candidates for which we receive regulatory approval, Afrezza or such product candidates might not be prescribed, used or purchased, which would adversely affect our revenues.*

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payors to contain or reduce the costs of healthcare through various means. In certain foreign markets the pricing of prescription pharmaceuticals is subject to direct governmental control. In the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for the fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases.  Moreover, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services (“HHS”) has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. More recently, President Trump signed an executive order (one of several intended to encourage lower drug prices) on July 24, 2020 directing HHS to make rules that would exclude from the safe harbor protections of the Anti-Kickback Statute rebates paid by manufacturers to insurers, pharmacies and pharmacy benefit managers for Medicare Part D drugs, provided such rules do not increase federal spending or out-of-pocket costs to patients. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have stated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that there will continue to be a number of federal and state proposals to implement similar and/or additional governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private third-party payors may take in response to any drug pricing and reimbursement reform proposals or legislation. For example, it is possible that additional governmental action is taken to address the COVID-19 pandemic. Such reforms may limit our ability to generate revenues from sales of Afrezza or other products that we may develop in the future and achieve profitability. Further, to the extent that such reforms have a material adverse effect on the business, financial condition and profitability of any future marketing partner for Afrezza, and companies that are prospective collaborators for our product candidates, our ability to commercialize Afrezza and our product candidates under development may be adversely affected.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (“Tax Act”), enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.

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

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.*

At least for the foreseeable future, we expect that our manufacturing facility in Danbury, Connecticut will be the sole location for the manufacturing of Afrezza and TreT. This facility and the manufacturing equipment we use would be costly to replace and could require substantial lead time to repair or replace. We depend on our facilities and on collaborators, contractors and vendors for the continued operation of our business, some of whom are located in other countries. Natural disasters or other catastrophic events, including interruptions in the supply of natural resources, political and governmental changes, severe weather conditions, public health pandemics or epidemics (including, for example, the ongoing COVID-19 pandemic), wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, volcanic eruptions, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. We might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs or cause interruptions in our commercialization of Afrezza.

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

•

The California Consumer Privacy Act (“CCPA”), which created individual privacy rights for California consumers (as that word is broadly defined in the law) and placed increased privacy and security obligations on entities handling personal data of consumers or households.  The CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. The CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information;

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

In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, the vesting of restricted stock unit awards and purchases under our employee stock purchase program. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance or sale of substantial amounts of common stock, or the perception that such issuances or sales may occur, could adversely affect the market price of our common stock and other securities.

Our stock price is volatile and may affect the market price of our common stock and other securities.*

The trading price of our common stock has been and is likely to continue to be volatile. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue. The COVID-19 pandemic, for example, has negatively affected the stock market and investor sentiment and has resulted in significant volatility.

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

The future sale of our common stock or the exchange or conversion of our convertible debt into, or exercise of our outstanding warrants for, common stock could negatively affect the market price of our common stock and other securities.*

As of July 13, 2020, we had 229,174,914 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise the issuance of additional shares of our common stock upon the exchange or conversion of some or all of our 2024 convertible notes or the Mann Group promissory notes, or upon issuance of our outstanding warrants, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported, in August 2019 we issued a $2.6 million principal amount note due June 2020 (the “June 2020 note”) in exchange for the cancellation of existing indebtedness. On June 24, 2020, we prepaid the June 2020 note through the issuance of 1,235,094 shares of our common stock, in accordance with the terms of the June 2020 note. We relied on an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, for the issuance of such shares.

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

3.4

Certificate of Amendment of Amended and Restated Certificate of Incorporation of MannKind Corporation (incorporated by reference to Exhibit 3.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 27, 2020).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 27, 2020).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

4.2	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

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

Exhibit Number	Description of Document

10.1*	MannKind Corporation 2018 Equity Incentive Plan, as amended.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

104	The cover page has been formatted in Inline XBRL.

______________________

*	Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2020	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ STEVEN B. BINDER
Steven B. Binder
Chief Financial Officer (Principal Financial and Accounting Officer)