Form 10-Q
period 2020-09-30
MANNKIND CORP
filed 2020-11-04
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 26, 2020, there were 232,600,608 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2020

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$52,398	$29,906
Restricted cash	316	316
Short-term investments	—	19,978
Accounts receivable, net	4,135	3,513
Inventory	4,881	4,155
Prepaid expenses and other current assets	4,616	2,889
Total current assets	66,346	60,757
Property and equipment, net	25,736	26,778
Other assets	3,599	6,190
Total assets	$95,681	$93,725

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,797	$4,789
Accrued expenses and other current liabilities	15,814	15,904
Short-term notes payable	45,379	5,028
Deferred revenue — current	28,867	32,503
Recognized loss on purchase commitments — current	10,267	7,394
Total current liabilities	106,124	65,618
Promissory notes	70,025	70,020
Accrued interest — promissory notes	5,854	2,002
Long-term Midcap credit facility	—	38,851
Senior convertible notes	5,000	5,000
Paycheck Protection Program loan — long term	1,421	—
Recognized loss on purchase commitments — long term	84,529	84,639
Operating lease liability	1,523	2,514
Deferred revenue — long term	1,699	8,344
Milestone rights liability	5,926	7,263
Total liabilities	282,101	284,251
Commitments and contingencies (Note 11)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value - 400,000,000 and 280,000,000 shares authorized, 230,922,513 and 211,787,573 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	2,309	2,118
Additional paid-in capital	2,834,003	2,799,278
Accumulated other comprehensive loss	—	(19)
Accumulated deficit	(3,022,732)	(2,991,903)
Total stockholders' deficit	(186,420)	(190,526)
Total liabilities and stockholders' deficit	$95,681	$93,725

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Net revenue — commercial product sales	$7,275	$6,402	$22,260	$17,543
Revenue — collaborations and services	8,077	8,193	24,441	29,502
Total revenues	15,352	14,595	46,701	47,045
Expenses:
Cost of goods sold	3,591	7,099	11,432	15,446
Cost of revenue — collaborations and services	1,581	1,836	6,926	5,512
Research and development	1,484	1,580	4,703	4,879
Selling, general and administrative	13,899	16,666	41,919	58,948
Asset impairment	—	—	1,889	—
Loss (gain) on foreign currency translation	3,927	(3,807)	3,998	(4,495)
Total expenses	24,482	23,374	70,867	80,290
Loss from operations	(9,130)	(8,779)	(24,166)	(33,245)
Other (expense) income:
Interest income	18	220	165	794
Interest expense on notes	(1,057)	(4,126)	(3,212)	(5,283)
Interest expense on promissory notes	(1,318)	(1,162)	(3,858)	(3,351)
Gain on extinguishment of debt	—	3,529	—	3,529
Other income (expense)	14	(52)	24	(84)
Total other expense	(2,343)	(1,591)	(6,881)	(4,395)
Loss before provision for income taxes	(11,473)	(10,370)	(31,047)	(37,640)
Benefit for income taxes	218	—	218	—
Net loss	$(11,255)	$(10,370)	$(30,829)	$(37,640)
Net loss per share - basic and diluted	$(0.05)	$(0.05)	$(0.14)	$(0.20)
Shares used to compute basic and diluted net loss per share	229,668	199,906	218,559	191,786

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(11,255)	$(10,370)	$(30,829)	$(37,640)
Other comprehensive loss:
Cumulative translation loss	—	(1)	(19)	(1)
Comprehensive loss	$(11,255)	$(10,371)	$(30,848)	$(37,641)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
BALANCE, JANUARY 1, 2019	187,030	$1,870	$2,763,067	$(19)	$(2,940,000)	$(175,082)
Net issuance of common stock associated with stock options and restricted stock units	66	1	1	—	—	2
Issuance of common stock under Employee Stock Purchase Plan	296	3	314	—	—	317
Stock-based compensation expense	—	—	999	—	—	999
Issuance of common stock pursuant to conversion of Senior Convertible Notes	386	4	534	—	—	538
Restricted stock unit award	—	—	105	—	—	105
Net loss	—	—	—	—	(14,883)	(14,883)
BALANCE, MARCH 31, 2019	187,778	$1,878	$2,765,020	$(19)	$(2,954,883)	$(188,004)

Net issuance of common stock associated with stock options and restricted stock units	101	1	14	—	—	15
Stock-based compensation expense	—	—	2,568	—	—	2,568
Issuance of common stock in at the market offering	1,568	15	1,835	—	—	1,850
Issuance costs associated with at the market offering	—	—	(41)	—	—	(41)
Net loss	—	—	—	—	(12,387)	(12,387)
BALANCE, JUNE 30, 2019	189,447	$1,894	$2,769,396	$(19)	$(2,967,270)	$(195,999)

Net issuance of common stock associated with stock options and restricted stock units	576	6	25	—	—	31
Issuance of common stock under Employee Stock Purchase Plan	356	4	335	—	—	339
Stock-based compensation expense	—	—	1,640	—	—	1,640
Issuance of common stock pursuant to conversion of Senior Convertible Notes	4,525	45	4,992	—	—	5,037
Issuance of common stock pursuant to conversion of Facility Financing Obligation	4,193	42	4,533	—	—	4,575
Issuance of common stock pursuant to conversion of Promissory Notes	7,143	71	7,929	—	—	8,000
Issuance of common stock in at-the-market offering	168	2	186	—	—	188
Issuance of warrants pursuant to Credit facility	—	—	1,854	—	—	1,854
Cumulative translation loss	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(10,370)	(10,370)
BALANCE, SEPTEMBER 30, 2019	206,408	$2,064	$2,790,890	$(20)	$(2,977,640)	$(184,706)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
BALANCE, JANUARY 1, 2020	211,788	$2,118	$2,799,278	$(19)	$(2,991,903)	$(190,526)
Issuance of common stock under Employee Stock Purchase Plan	334	3	315	—	—	318
Stock-based compensation expense	—	—	1,128	—	—	1,128
Issuance of common stock associated with debt interest payment	99	1	143	—	—	144
Net issuance of common stock associated with stock options and restricted stock units	504	5	(322)	—	—	(317)
Issuance of common stock in at the market offering	413	4	518	—	—	522
Issuance cost associated with at the market offering	—	—	(16)	—	—	(16)
Write-off of cumulative translation loss	—	—	—	19	—	19
Net loss	—	—	—	—	(9,322)	(9,322)
BALANCE, MARCH 31, 2020	213,138	$2,131	$2,801,044	$—	$(3,001,225)	$(198,050)

Stock-based compensation expense	—	—	2,185	—	—	2,185
Issuance of common stock from the exercise of warrants	7,250	73	11,527	—	—	11,600
Issuance of common stock pursuant to conversion of the June 2020 note	1,235	12	2,618	—	—	2,630
Net issuance of common stock associated with stock options and restricted stock units	297	3	114	—	—	117
Issuance of common stock in at the market offering	7,459	75	12,291	—	—	12,366
Issuance cost associated with at the market offering	—	—	(320)	—	—	(320)
Issuance of common stock from market price stock purchase	10	—	14	—	—	14
Adjustment of common stock in association with restricted stock units	(461)	(5)	5	—	—	—
Net loss	—	—	—	—	(10,252)	(10,252)
BALANCE, JUNE 30, 2020	228,928	$2,289	$2,829,478	$—	$(3,011,477)	$(179,710)

Stock-based compensation expense	—	—	1,294	—	—	1,294
Issuance of common stock associated with debt interest payment	89	1	143	—	—	144
Net issuance of common stock associated with stock options and restricted stock units	82	1	100	—	—	101
Issuance of common stock in at the market offering	1,531	15	2,664	—	—	2,679
Issuance cost associated with at the market offering	—	—	(39)	—	—	(39)
Issuance of common stock under Employee Stock Purchase Plan	293	3	363	—	—	366
Net loss	—	—	—	—	(11,255)	(11,255)
BALANCE, SEPTEMBER 30, 2020	230,923	$2,309	$2,834,003	$—	$(3,022,732)	$(186,420)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,829)	$(37,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense on promissory notes	3,852	3,517
Stock-based compensation expense	4,607	5,312
Asset impairment	1,889	—
Depreciation, amortization and accretion	1,639	407
Amortization of right-of-use assets	879	903
Write-off of inventory	496	—
Loss (gain) on foreign currency translation	3,998	(4,495)
Payment-in-kind interest on promissory notes	—	(32,822)
Gain on extinguishment of debt	—	(3,529)
Other, net	19	103
Changes in operating assets and liabilities:
Accounts receivable, net	(622)	(76)
Inventory	(1,222)	(95)
Prepaid expenses and other current assets	(1,306)	(1,028)
Other assets	191	(356)
Accounts payable	1,008	6,282
Accrued expenses and other current liabilities	641	(134)
Deferred revenue	(10,281)	(12,721)
Operating lease liabilities	(2,087)	(1,064)
Recognized loss on purchase commitments	(1,235)	(4,395)
Accrued interest on promissory notes	—	(1,545)
Net cash used in operating activities	(28,363)	(83,376)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of treasury bills	20,000	24,995
Purchase of property and equipment	(304)	(2,456)
Purchase of treasury bills	—	(44,880)
Purchase of limited liability company ownership interest	—	(300)
Net cash provided by (used in) investing activities	19,696	(22,641)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from at the market offering	15,139	2,042
Issuance costs associated with at the market offering	(368)	(47)
Issuance of common stock from the exercise of warrants	11,600	—
Proceeds from Paycheck Protection Program loan	4,873	—
Payment of employment taxes related to vested restricted stock units and exercise of stock options	(99)	50
Proceeds from market price stock purchase plan	14	—
Proceeds from promissory notes	—	70,051
Proceeds from MidCap Credit Facility	—	40,000
Proceeds from senior convertible notes	—	9,910
Principal payments on promissory notes	—	(38,264)
Principal payments on senior convertible notes	—	(11,081)
Principal payments on facility financing obligation	—	(6,920)
Issuance cost associated with MidCap Credit Facility	—	(886)
Issuance cost associated with promissory notes	—	(33)
Net cash provided by (used in) financing activities	31,159	64,822
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	22,492	(41,195)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	30,222	71,684
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$52,714	$30,489
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash, net of amounts capitalized	$2,861	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payment of principal on senior convertible notes through common stock issuance	2,630	4,500
Receivable from at the market offering	574	—
Common stock issuance to settle employee stock purchase plan liability	684	656
Payment of interest on senior convertible notes through common stock issuance	288	1,075
Payment on promissory notes through issuance of common stock	—	8,000
Addition of right-of-use assets upon adoption of new lease guidance	—	5,192
Payment of facility obligation through common stock issuance	—	4,575
Non-cash construction in progress and property and equipment	—	203

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2020 may not be indicative of the results that may be expected for the full year.

Financial Statement Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates or assumptions. Management considers many factors in selecting appropriate financial accounting policies, and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process and the COVID-19 pandemic has increased the level of judgment used by management in developing these estimates and assumptions. The COVID-19 pandemic continues to rapidly evolve and the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. These effects could have a material impact on the estimates and assumptions used in the preparation of the accompanying condensed consolidated financial statements. The more significant estimates include revenue recognition and gross-to-net adjustments, assessing long-lived assets for impairment, clinical trial expenses, inventory costing and recoverability, recognized loss on purchase commitment, milestone rights liability, stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets.

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

The Company is not currently profitable and has rarely generated positive net cash flow from operations. In addition, the Company expects to continue to incur significant expenditures for the foreseeable future in support of its manufacturing operations, sales and marketing costs for Afrezza, and development costs for product candidates in the Company’s pipeline. As of September 30, 2020, the Company had an accumulated deficit of $3.0 billion and $122.6 million of total principal amount of outstanding borrowings, with limited capital resources of $52.4 million in cash and cash equivalents. These financial conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In August 2019, the Company and its wholly owned subsidiary, MannKind LLC, entered into a credit and security agreement with MidCap Financial Trust (as amended, the “MidCap Credit Facility”) to restructure its existing debts and to provide additional operating capital (the “recapitalization”) (Refer to Note 6 – Borrowings for further details).  The MidCap Credit Facility provides a secured term loan facility with an aggregate principal amount of up to $65.0 million, of which $40.0 million was outstanding as of September 30, 2020 and December 31, 2019.  The availability of the remaining $25.0 million will be available to the Company until June 30, 2021, subject to the satisfaction of certain milestone conditions associated with Afrezza net revenue and certain milestone conditions related to the Company’s collaboration with United Therapeutics (see Note 7 – Collaboration and Licensing Arrangements for more information on the collaboration agreement with United Therapeutics).

Principal payments on the MidCap Credit Facility begin in September 2021.  In addition, the MidCap Credit Facility contains certain covenants, one of which includes a requirement to maintain a minimum of $15.0 million of unrestricted cash and cash equivalents at all times.  This amount will increase to $20.0 million if the Company draws additional funding under the MidCap Credit Facility.

In August 2020, the Company entered into an amendment to the MidCap Credit Facility, pursuant to which the parties agreed that no breach of the minimum Afrezza net revenue covenant for any trailing twelve-month reporting period between July 31, 2020 and November 30, 2020 will be deemed to occur if the Company delivers satisfactory evidence that it had unrestricted cash of at least $40.0 million. Without this amendment, the Company would have been in violation of the minimum Afrezza net revenue covenant as of September 30, 2020. After the November 30, 2020 reporting period, the amendment will expire and a breach of the minimum Afrezza net revenue covenant is probable. The Company intends to amend the MidCap Credit Facility to address this probable covenant violation; however, such amendment, if completed, would occur after the date of this report.  Accordingly, the $40.0 million outstanding principal under the MidCap Credit Facility was classified as current debt in the September 30, 2020 balance sheet, even though the 36 equal monthly principal payments remain payable over the period of September 1, 2021 through August 1, 2024.  This debt will continue to be classified as current unless the MidCap Credit Facility is further amended or the debt is repaid.

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

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated.  Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported condensed consolidated balance sheets or statements of operations. Changes were made to the condensed consolidated statements of stockholder’s deficit as of September 30, 2019, June 30, 2019 and March 31, 2019 to combine the exercise of stock options and the issuance of common stock from the release of restricted stock units (“RSUs”). Changes were also made to Note 10 — Stock-Based Compensation Expense to separately disclose the stock-based compensation expense related to the employee stock purchase plan from the expense for RSUs and options for the three and nine months ended September 30, 2019.

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

Free Goods Program – From time to time, the Company offers programs to potential new patients that allow them to obtain free goods (prescription fills) from a pharmacy. The Company excludes such amounts related to these programs from both gross and net revenue. The cost of product associated with the free goods program is recognized as cost of goods sold in the condensed consolidated statements of operations.

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

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analysis also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of September 30, 2020 and, therefore, the transaction price was not reduced further during the three and nine months ended September 30, 2020. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net revenue — commercial product sales and earnings in the period such variances become known.

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

Paycheck Protection Program Loan — On April 10, 2020, the Company received the proceeds from a loan in the amount of approximately $4.9 million (the “PPP Loan”) from JPMorgan Chase Bank, N.A., as lender, pursuant to the Paycheck Protection Program (“PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company accounted for the PPP Loan as a financial liability in accordance with Accounting Standards Codification (“ASC”) Topic 470 Debt. Accordingly, the PPP Loan was recognized as current and long-term debt in the Company’s consolidated balance sheets and is included as short-term notes payable and PPP Loan — long term.  In addition, a di minimis amount of accrued interest is included in accrued expenses and other current liabilities. See Note 6 – Borrowings for additional information.

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

Cash and Cash Equivalents and Restricted Cash —The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of September 30, 2020 and December 31, 2019, cash equivalents were comprised of money market accounts with maturities less than 90 days from the date of purchase.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets that sum to amounts reported on the consolidated statement of cash flows (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$52,398	$29,906
Restricted cash	316	316
Total cash, cash equivalents, and restricted cash	$52,714	$30,222

Short-term Investments —The Company’s short-term investments consist of U.S. Treasury securities stated at amortized cost that the Company intends to hold until maturity. Those with maturities less than 12 months are included in short-term investments and any investments with maturities in excess of twelve months are included in long-term investments in our condensed consolidated balance sheets. As of September 30, 2020, the Company did not hold any short-term or long-term investments nor did it record any material gains or losses on investment securities during the three and nine months ended September 30, 2020.

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

In August 2019, the Company recorded a $1.5 million commitment asset and a $0.4 million other asset for deferred debt issuance costs related to the future funding commitments of the MidCap Credit Facility. A quarterly assessment was performed to determine if the Company was on target to achieve certain required milestone conditions in order for the Company to access further borrowings under the MidCap Credit Facility. The Company determined that such milestone conditions related to Afrezza trailing net revenue were unlikely to be achieved. As a result, an asset impairment of $1.9 million was recognized during the second quarter of 2020 and is reflected in the Company’s condensed consolidated statement of operations. See Note 6 – Borrowings for further information on the MidCap Credit Facility.

Recognized Loss on Purchase Commitments — The Company assesses whether losses on long-term purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for the future purchases are recognized unless recoverable. When making the assessment, the Company also considers whether it is able to renegotiate with its vendors. The recognized loss on purchase commitments is reduced as inventory items are received. If, subsequent to an accrual, a purchase commitment is successfully renegotiated, the gain is recognized in the Company’s condensed consolidated statement of operations. The liability balance of the recognized loss on insulin purchase commitments was $94.8 million and $92.0 million as of September 30, 2020 and December 31, 2019, respectively. No new contracts were identified in the first nine months of 2020 that required a new loss on purchase commitment accrual.

Milestone Rights Liability — On July 1, 2013, in conjunction with the execution of a financing facility with Deerfield Private Design Fund II L.P. and Deerfield Private Design International I L.P., the Company issued to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (the “Milestone Purchasers”) certain rights to receive payments of up to $90.0 million, of which $70.0 million remains payable as of September 30, 2020 upon the occurrence of specified strategic and sales milestones, including the achievement of specified net sales figures (the “Milestone Rights”). The Company analyzed the Milestone Rights and determined that they did not meet the definition of a freestanding derivative. Since the Company has not elected to apply the fair value option to the Milestone Rights, the Company recorded them at their estimated initial fair value and accounted for the Milestone Rights as a liability.

The initial fair value estimate of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones and discounted to present value using a selected market discount rate. The expected timing and probability of achieving the milestones was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. The Milestone Rights liability will be remeasured as the specified milestone events are achieved. Specifically, as each milestone event is achieved, the portion of the initially recorded Milestone Rights liability that pertains to the milestone event being achieved, will be remeasured to the amount of the specified related milestone payment. The resulting change in the balance of the Milestone Rights liability due to remeasurement will be recorded in the Company’s consolidated statements of operations as interest expense. Furthermore, the Milestone Rights liability will be reduced upon the settlement of each milestone payment. As a result, each milestone payment would be effectively allocated between a reduction of the recorded Milestone Rights liability and an expense representing a return on a portion of the Milestone Rights liability paid to the investor for the achievement of the related milestone event (see Note 6 – Borrowings). As of September 30, 2020 and December 31, 2019, the remaining liability balance was $7.3 million.

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

Stock-Based Compensation — Share-based payments to employees, including grants of stock options, RSUs, performance-based non-qualified stock option awards (“PNQ”), restricted stock units with market conditions (“Market RSUs”) and the compensatory elements of employee stock purchase plans, are recognized in the condensed consolidated statements of operations based upon the fair value of the awards at the grant date. The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options and the compensatory elements of employee stock purchase plans. RSUs are valued based on the market price on the grant date. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

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

The computation of basic and diluted net loss per share for the three and nine months ended September 30, 2020 and 2019 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive while the Company is in a net loss position:

	Nine Months Ended September 30,
	2020	2019
RSUs and Market RSUs (1)	8,897,020	1,122,283
Employee stock purchase plan	107,003	147,675
Common stock options and PNQs	12,689,522	15,361,337
2024 convertible notes	1,666,667	1,666,667
Mann Group convertible note	14,000,000	14,000,000
Common stock warrants	31,856	31,856
Warrants associated with Midcap Credit Facility	1,171,614	1,171,614
Warrants associated with public offering	—	23,333,333
Total shares	38,563,682	56,834,765

(1)	Market RSUs are included at the maximum share delivery percentage (see Note 10 — Stock-Based Compensation Expense).

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808) to clarify when transactions between participants in a collaborative arrangement under ASC 808 are within the scope of the new revenue guidance when the collaborative arrangement participant is a customer.  ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2021. The Company adopted this pronouncement in 2020 with no impact on the consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) to simplify and reduce the cost of accounting for income taxes. The pronouncement calls for removing exceptions to the incremental approach for intraperiod tax allocations, exceptions to the requirement to recognize a deferred tax liability for equity method investment when a foreign subsidiary becomes an equity method investment, exception to the ability to not recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary and exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. We are currently assessing the effect the adoption of this standard will have on the Company’s consolidated financial statements.

2. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable, gross	$7,424	$6,925
Wholesaler distribution fees and prompt pay discounts	(1,231)	(1,767)
Reserve for returns	(2,058)	(1,645)
Accounts receivable, net	$4,135	$3,513

As of September 30, 2020 and December 31, 2019, the allowance for doubtful accounts was de minimis. The Company had three wholesale distributors representing approximately 87% of accounts receivable as of September 30, 2020 and approximately 83% and 87% of gross sales for the three and nine months ended September 30, 2020, respectively.

3. Inventories

Inventories consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$1,458	$1,751
Work-in-process	1,827	1,432
Finished goods	1,596	972
Total inventory	$4,881	$4,155

Work-in-process and finished goods as of September 30, 2020 and December 31, 2019 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off and the projected loss on the purchase commitment contract to purchase future insulin was accrued as of the end of 2015. Raw materials inventory included $0.8 million of pre-launch inventory as of September 30, 2020 and December 31, 2019, which consisted of FDKP received in November 2019 that will be used to manufacture Afrezza under an enhanced manufacturing process for FDKP.  The Company expects to receive FDA approval of the new source of FDKP in 2022, after which the pre-launch raw materials inventory will be reclassified as raw materials inventory for use in the manufacturing of Afrezza.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value.  The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand.  Inventory that was forecasted to become obsolete due to expiration is recorded in costs of goods sold in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2020 there was an inventory write-off of $0.5 million as a result of this assessment.  There were no inventory write-offs for the three months ended September 30, 2020 or the three and nine months ended September 30, 2019.

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated Useful
	Life (Years)	September 30, 2020	December 31, 2019
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	37,543	37,543
Machinery and equipment	3-15	55,165	54,982
Furniture, fixtures and office equipment	5-10	3,005	3,005
Computer equipment and software	3	8,319	8,234
Construction in progress	—	63	114
		122,359	122,142
Less accumulated depreciation		(96,623)	(95,364)
Total property and equipment, net		$25,736	$26,778

Depreciation expense related to property and equipment for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation Expense	$455	$396	$1,346	$1,135

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2020	December 31, 2019
Salary and related expenses	$7,745	$8,835
Discounts and allowances for commercial product sales	3,491	3,162
Deferred lease liability	1,421	1,433
Milestone Rights liability — current	1,337	—
Professional fees	329	620
Sales and marketing services	345	147
Accrued interest	350	409
Other	796	1,298
Total accrued expenses and other current liabilities	$15,814	$15,904

Included in salary and related expenses is $0.6 million of deferred social security taxes as permitted under the CARES Act.  The Company is permitted to defer the employer share of social security taxes otherwise owed on dates beginning March 27, 2020 and ending December 31, 2020.  Half of the total deferred payments are payable on December 31, 2021 and the remaining half are payable on December 31, 2022.  The amount of the deferral is based on wages paid from April through December 2020.  This deferral option is no longer available if the Company receives forgiveness for its PPP Loan as discussed in Note 6 — Borrowings.

6. Borrowings

Carrying amount of principal borrowings consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Mann Group promissory notes	$70,025	$70,020
Midcap Credit Facility	39,346	38,851
Senior notes (December 2020 note and 2024 convertible notes)	7,581	10,028
PPP Loan	4,873	—
Total debt — net carrying amount	121,825	118,899
Less current portion of long-term debt	(45,379)	(5,028)
Long-term debt	$76,446	$113,871

The following table provides a summary of the Company’s debt and key terms:

	Amount Due		Terms
	September 30, 2020	December 31, 2019	Annual Interest Rate	Maturity Date	Conversion Price
Mann Group convertible note	$35.0 million (plus $2.9 million accrued interest paid-in-kind)	$35.0 million (plus $1.0 million accrued interest paid-in-kind)	7.00%	November 2024	$2.50 per share
Mann Group non- convertible note	$35.1 million (plus $2.9 million accrued interest paid-in-kind)	$35.1 million (plus $1.0 million accrued interest paid-in-kind)	7.00%	November 2024	N/A
MidCap Credit Facility	$40.0 million	$40.0 million	one-month LIBOR (2% floor) plus 6.75%	August 2024	N/A
2024 convertible notes	$5.0 million	$5.0 million	5.75%	November 2024	$3.00 per share
June 2020 note	—	$2.6 million	—	June 2020	N/A
December 2020 note	$2.6 million	$2.6 million	—	December 2020	N/A
PPP Loan	$4.9 million	—	0.98%	April 2022	N/A

The maturities of our borrowings as of September 30, 2020 are as follows (in thousands):

Amounts
2020	$4,254
2021	6,881
2022	14,146
2023	13,333
2024	83,940
Thereafter	—
Total principal payments	122,554
Unamortized discount	(306)
Unamortized debt issuance costs	(423)
Total debt — net carrying amount	$121,825

Current Portion of Long-Term Debt — As of September 30, 2020, the current portion of long-term debt was $45.4 million and consisted of $40.0 million of the MidCap Credit Facility, $3.5 million of the PPP Loan and $2.6 million of the December 2020 note.

MidCap Credit Facility — In August 2019, the Company closed the MidCap Credit Facility, which provides a secured term loan facility with an aggregate principal amount of up to $75.0 million. The Company borrowed the first advance of $40.0 million (“Tranche 1”) on August 6, 2019. Under the terms of the MidCap Credit Facility, the second advance of $10.0 million (“Tranche 2”) was available to the Company until April 15, 2020, provided that the Company had achieved Afrezza net revenue of at least $30.0 million on a trailing twelve month basis by that date (which was not achieved). The third advance of $25.0 million (“Tranche 3”) will be available to the Company until June 30, 2021, subject to the satisfaction of certain milestone conditions associated with Afrezza trailing net revenue and certain milestone conditions related to the Company’s collaboration with United Therapeutics (see Note 7 – Collaboration and Licensing Arrangements). In August 2019, the Company recognized a $1.5 million commitment asset and a $0.4 million other asset for deferred debt issuance costs related to the future funding commitments of the MidCap Credit Facility. The Company determined that such milestone conditions related to Afrezza trailing net revenue were unlikely to be achieved.  As a result, the Company recognized an asset impairment of $1.9 million during the second quarter of 2020.

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

In August 2020, the Company entered into an amendment to the MidCap Credit Facility, pursuant to which the parties agreed that no breach of the minimum Afrezza net revenue covenant for any trailing twelve-month reporting period between July 31, 2020 and November 30, 2020 will be deemed to occur if the Company delivers satisfactory evidence that it had unrestricted cash of at least $40.0 million. Without this amendment, the Company would have been in violation of the minimum Afrezza net revenue covenant as of September 30, 2020. After the November 30, 2020 reporting period, the amendment will expire and a breach of the minimum Afrezza net revenue covenant is probable. The Company intends to amend the MidCap Credit Facility to address this probable covenant violation; however, such amendment, if completed, would occur after the date of this report.  Accordingly, the $40.0 million outstanding principal under the MidCap Credit Facility was classified as current debt in the September 30, 2020 balance sheet, even though the 36 equal monthly principal payments remain payable over the period of September 1, 2021 through  August 1, 2024.  This debt will continue to be classified as current unless the MidCap Credit Facility is further amended or the debt is repaid.

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

The MidCap Credit Facility contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiary to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions.  The Company must also comply with a financial covenant relating to trailing twelve month minimum Afrezza net revenue, tested on a monthly basis, and a minimum cash covenant of $15.0 million at all times, and $20.0 million at all times following the funding of Tranche 3. For any trailing twelve-month reporting period between July 31, 2020 and November 30, 2020, the minimum Afrezza net revenue test will be deemed to occur if the Company delivers satisfactory evidence that it had unrestricted cash of at least $40.0 million. As of September 30, 2020, the Company was in compliance with the financial and minimum cash covenants.

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

Senior Notes — As of September 30, 2020 and December 31, 2019, there was $7.6 million and $10.2 million, respectively, of principal amount of senior notes outstanding.

In August 2019, the Company entered into a privately-negotiated exchange agreement with the holder of the 5.75% Convertible Senior Subordinated Exchange Notes due 2021 (the “2021 notes”), pursuant to which, among other things, the Company (i) repaid $1.5 million in cash to such holder, (ii) issued 4,017,857 shares of the Company’s common stock to such holder (at a conversion price of $1.12 per share), (iii) issued 5.75% Convertible Senior Subordinated Exchange Notes due November 2024 (the “2024 convertible notes”) to such holder in the principal amount of $5.0 million and (iv) issued a $2.6 million note due June 2020 (the “June 2020 note”), a $2.6 million note due December 2020 (the “December 2020 note”, and together with the June 2020 note, the “2020 notes”), all in exchange for the cancellation of the $18.7 million in principal amount of the 2021 notes. The 2020 notes may be prepaid at any time on or prior to their respective maturity dates of June 30, 2020 and December 31, 2020 at the option of the Company. On June 24, 2020, the Company prepaid the June 2020 note with the issuance of 1,235,094 shares of the Company’s common stock, pursuant to the Company’s election and in accordance with the terms of the June 2020 note.  On October 9, 2020, the Company prepaid the December 2020 note with the issuance of 1,377,356 shares of the Company’s common stock, pursuant to the Company’s election and in accordance with the terms of the December 2020 note. The number of shares issued for the prepayments on June 24, 2020 and October 9, 2020 were determined based on the Company’s closing stock price on the settlement date. As a result of the prepayment of the December 2020 note on October 9, 2020, the Company recognized a de minimis amount of loss on extinguishment related to unamortized debt discount.

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

If certain bankruptcy and insolvency-related events of default occur, the principal of, and accrued and unpaid interest on, all of the then outstanding 2024 convertible notes shall automatically become due and payable. If an event of default other than certain bankruptcy and insolvency-related events of defaults occurs and is continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding 2024 convertible notes, by written notice to the Trustee, may declare the 2024 convertible notes due and payable at their principal amount plus any accrued and unpaid interest, and thereupon the Trustee may, at its discretion, proceed to protect and enforce the rights of the holders by the appropriate judicial proceedings. Notwithstanding the foregoing, the Indenture provides that, to the extent the Company elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture will, for the first 180 days after such event of default, consist exclusively of the right to receive additional interest on the 2024 convertible notes. The 2024 convertible notes also contain certain cross default provisions related to other debt obligations.

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

PPP Loan – On April 10, 2020, the Company received the proceeds from the PPP Loan from JPMorgan Chase Bank, N.A., as lender, in the amount of approximately $4.9 million pursuant to the PPP of the CARES Act. The PPP Loan matures on April 9, 2022 and bears interest at a rate of 0.98% per annum. The PPP Loan is evidenced by a promissory note dated April 9, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application to the lender by the Company beginning 60 days after loan approval, but not later than ten months after the end of the Company’s covered period, and upon documentation of expenditures in accordance with the SBA requirements. Principal and interest payments can be deferred up to ten months after the end of the Company’s covered period unless the Company is notified earlier of its loan forgiveness status. In the event the SBA does not authorize loan forgiveness, the deferred principal and interest will be payable to the lender and the Company will then make equal monthly payments as required to fully amortize the remaining principal amount by April 9, 2022.

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

Amortization of the premium and accretion of debt issuance costs related to all borrowings for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Accretion of debt discount	$53	$8	$232	$149
Amortization of debt issuance cost	(27)	(34)	(82)	(84)
Amortization of debt premium	—	(858)	—	(1,049)

Milestone Rights — As of September 30, 2020 and December 31, 2019, the remaining Milestone Rights liability balance was $7.3 million, which was based on initial fair value estimates calculated using the income approach and reduced by milestone achievement payments made. During the third quarter of 2019, the Company achieved the first Afrezza net sales milestone specified by the Milestone Rights. The Company currently estimates that it will reach the next milestone in the first quarter of 2021, at which point the Company will be required to make a $5.0 million payment in the following quarter. The carrying value of the Milestone Rights liability related to this $5.0 million payment is approximately $1.3 million, which represents the fair value related to this payment that was determined in 2013 (the most recent measurement date). Accordingly, approximately $1.3 million in value related to the next milestone payment was recorded in accrued expenses and other current liabilities and the remaining long-term portion of $5.9 million is included as Milestone Rights liability in the accompanying condensed consolidated balance sheets as of September 30, 2020.

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

7. Collaboration and Licensing Arrangements

Revenue from collaborations and services for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
UT License Agreement	$7,978	$7,861	$23,934	$23,255
UT Research Agreement	—	158	211	5,874
Receptor CLA	63	62	188	187
Cipla License and Distribution Agreement	36	37	108	111
Biomm Distribution Agreement	—	75	—	75
Total revenue from collaborations and services	$8,077	$8,193	$24,441	$29,502

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

Under the terms of the UT License Agreement, the Company received an upfront payment of $45.0 million in October 2018 and three $12.5 million milestone payments through the third quarter of 2020. The Company expects to receive an additional milestone payment of $12.5 million upon the achievement of specified development targets. The Company will also be entitled to receive low double-digit royalties on net sales of TreT. UT, at its option, may expand the scope of the products covered by the UT License Agreement to include products with certain other active ingredients for the treatment of pulmonary arterial hypertension. Each such optioned product would be subject to UT’s payment to the Company of up to $40.0 million in additional option exercise and development milestone payments, as well as a low double-digit royalty on net sales of any such product. During the third quarter of 2020, the Company sold $0.4 million of clinical supplies to UT for use in their clinical study, which was recognized as deferred revenue in the accompanying condensed consolidated balance sheet. The Company recognizes revenue on a ratable basis from October 2018 through December 2021; the estimated date when its performance obligations for development activities under UT License Agreement will be substantially completed.

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

The Company expects to complete the activities specified in the development plan and to achieve the remaining milestone event for total consideration of approximately $102.6 million, which includes an upfront payment, four milestone payments, various pass-through costs and payments for clinical supplies. Future commercial supply remains at UT’s option and is valued at a stand-alone selling price and, therefore, is not accounted for under the current arrangement. The Company believes that this method best reflects the measure of progress toward complete satisfaction of the performance obligation.  Deferred revenue related to the UT License Agreement is being recognized in net revenue — collaborations over a 13-quarter period ending December 31, 2021, which represents the estimated period to satisfy the performance obligation.  As of September 30, 2020, the deferred revenue for the UT License Agreement consisted of $28.7 million, which was classified as current. Deferred revenue is classified as part of current or long-term liability in the accompanying condensed consolidated balance sheets based on the Company’s estimate of the portion of the performance obligation that will be completed within the next 12 months, and includes payments received as well as payments receivable. The total consideration for the UT License Agreement, includes $1.2 million related to the manufacturing of clinical supplies, which was included in the current portion of deferred revenue on our condensed consolidated balance sheet as of September 30, 2020.  Also associated with the clinical supplies was a contract asset of $0.8 million and an account receivable of $0.4 million which are included in prepaid expenses and other current assets and accounts receivable, net, respectively, on our condensed consolidated balance sheet as of September 30, 2020.

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

A $1.0 million license fee received in 2016 was recorded in deferred revenue from collaborations as of December 31, 2016 and is being recognized in net revenue — collaborations over four years, the estimated period over which the Company is required to satisfy the remaining performance obligations. The remaining performance obligations are to provide certain technology transfer activities. As of September 30, 2020, the deferred revenue balance was $0.1 million, which was classified as a current liability in the accompanying condensed consolidated balance sheets.

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

In 2017, the Company entered into a manufacturing and supply agreement with Receptor pursuant to which the Company agreed to provide certain raw materials and certain additional research and formulation consulting services to Receptor. For the three and nine months ended September 30, 2020 and 2019, the additional research and formulation services provided to Receptor were de minimis.

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

In September 2019, the Company delivered its first shipment of Afrezza to Biomm and recorded it as net revenue — commercial product sales for $0.7 million, in advance of the planned launch of the product in Brazil by Biomm. During the second quarter of 2020, the Company sold $0.2 million of product to Biomm. There were no sales to Biomm in the third quarter of 2020.

Cipla License and Distribution Agreement — In May 2018, the Company and Cipla Ltd. (“Cipla”) entered into an exclusive agreement for the marketing and distribution of Afrezza in India and the Company received a $2.2 million nonrefundable license fee. Under the terms of the agreement, Cipla will be responsible for obtaining regulatory approvals to distribute Afrezza in India and for all marketing and sales activities of Afrezza in India. The Company is responsible for supplying Afrezza to Cipla. The Company has the potential to receive an additional regulatory milestone payment, minimum purchase commitment revenue and royalties on Afrezza sales in India once cumulative gross sales have reached a specified threshold.

The nonrefundable licensing fee was recorded in deferred revenue and is being recognized in net revenue – collaborations over 15 years, representing the estimated period to satisfy the performance obligation. The additional milestone payments represent variable consideration for which the Company has not recognized any revenue because of the uncertainty of obtaining marketing approval. As of September 30, 2020, the deferred revenue balance was $1.8 million, of which $0.1 million is classified as current and $1.7 million is classified as long term in the accompanying condensed consolidated balance sheets. The Company also recognized $0.2 million as income tax expense for a payment made to the India tax authority in 2018. The Company received a tax refund from the India tax authority in October 2020 and recognized an income tax benefit and receivable for $0.2 million in the accompanying condensed consolidated financial statements as of September 30, 2020.

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

Cash Equivalents and Restricted Cash— Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash. As of September 30, 2020 and December 31, 2019, the Company held $52.4 million and $29.9 million, respectively, of cash and cash equivalents. The Company held $0.3 million in restricted cash as of September 30, 2020 and December 31, 2019, which was comprised of money market funds. Restricted cash is used to collateralize a letter of credit. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

Short-term investments— Short-term investments consist of highly liquid investments that are intended to facilitate liquidity and capital preservation. The fair value of short-term investments approximate their carrying value. The measurement of which is based on a market approach using quoted market values (Level 1 in the fair value hierarchy). As of September 30, 2020, the Company did not hold any short-term investments.

The fair value measurement of debt instruments is based on a discounted cash flow model and is sensitive to the change in yield (Level 3 in the fair value hierarchy):

		Hypothetical Change in Yield			Hypothetical Change in Notes Payable
	Yield	% Change	Hypothetical Yield	FV of Notes	FV	$ Change	% Change
				(in millions)
Mann Group promissory notes:
(with conversion feature)	25.5%	1%	26.5%	$63.7	$62.4	$(1.3)	-2.0%
	25.5%	-1%	24.5%	$63.7	$65.0	$1.3	2.0%
	25.5%	2%	27.5%	$63.7	$61.2	$(2.5)	-3.9%
	25.5%	-2%	23.5%	$63.7	$66.4	$2.7	4.2%
Senior notes:
(with conversion feature)	25.5%	1%	26.5%	$7.1	$7.0	$(0.1)	-1.4%
	25.5%	-1%	24.5%	$7.1	$7.2	$0.1	1.4%
	25.5%	2%	27.5%	$7.1	$7.0	$(0.1)	-1.4%
	25.5%	-2%	23.5%	$7.1	$7.3	$0.2	2.8%
MidCap Credit Facility
	11.0%	1%	12.0%	$41.2	$40.4	$(0.8)	-1.9%
	11.0%	-1%	10.0%	$41.2	$42.0	$0.8	1.9%
	11.0%	2%	13.0%	$41.2	$39.6	$(1.6)	-3.9%
	11.0%	-2%	9.0%	$41.2	$42.9	$1.7	4.1%
PPP Loan
	11.0%	1%	12.0%	$4.6	$4.6	$—	0.0%
	11.0%	-1%	10.0%	$4.6	$4.6	$—	0.0%
	11.0%	2%	13.0%	$4.6	$4.6	$—	0.0%
	11.0%	-2%	9.0%	$4.6	$4.7	$0.1	2.2%

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (in millions):

	September 30, 2020
	Carrying Value	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
MidCap Credit Facility	$39.3	$41.2	$41.2
2024 convertible notes	5.0	4.6	4.6
December 2020 note	2.6	2.5	2.5
Mann Group promissory notes	70.0	63.7	63.7
PPP Loan	4.9	4.6	4.6
Milestone rights	7.3	16.0	16.0
Total financial liabilities	$129.1	$132.6	$132.6

	December 31, 2019
	Carrying Value	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
MidCap Credit Facility	$38.9	$40.0	$40.0
2024 convertible notes	5.0	3.7	3.7
June 2020 note	2.5	2.3	2.3
December 2020 note	2.5	2.0	2.0
Mann Group promissory notes	70.0	46.2	46.2
Milestone rights	7.3	16.4	16.4
Total financial liabilities	$126.2	$110.6	$110.6

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

9. Common and Preferred Stock

On May 21, 2020, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of its Amended and Restated Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock from 280,000,000 to 400,000,000 shares.  As of September 30, 2020 and December 31, 2019, 230,922,513 and 211,787,573 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

In February 2018, the Company entered into a controlled equity offering sales agreement (the “CF Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million or such other amount as may be permitted by the CF Sales Agreement. Under the CF Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. For the nine months ended September 30, 2020, the Company sold an aggregate of 9,401,827 shares of the Company’s common stock at a weighted average purchase price of $1.66 per share for an aggregate gross proceeds of approximately $15.6 million pursuant to the CF Sales Agreement.

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

On June 24, 2020, the Company prepaid the June 2020 note with the issuance of 1,235,094 shares of the Company’s common stock, in accordance with the terms of the June 2020 note. On October 9, 2020, the Company prepaid the December 2020 note with the issuance of 1,377,356 shares of the Company’s common stock, in accordance with the terms of the December 2020 note. The number of shares issued for the prepayments on June 24, 2020 and October 9, 2020 were determined based on the Company’s closing stock price on the settlement date. See Note 6 – Borrowings.

10. Stock-Based Compensation Expense

On May 16, 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) as the successor to and continuation of the 2013 Equity Incentive Plan (the “2013 Plan”). The 2018 Plan initially consisted of 12,000,000 new shares plus the number of unallocated shares remaining available for grant for new awards under the 2013 Plan. In May 2020, the 2018 Plan was amended to increase the number of shares of common stock that may be issued under the 2018 Plan by 12,500,000 shares.

Effective upon the approval of the 2018 Plan by the Company’s stockholders in May 2018, no additional awards have been or may be granted under the 2013 Plan. Any Prior Plans’ Returning Shares will increase the number of shares issuable under the 2018 Plan. The “Prior Plans’ Returning Shares” are shares subject to outstanding stock awards granted under the 2013 Plan or the 2004 Equity Incentive Plan (collectively, “Prior Plans”) that, from and after the effective date of the 2018 Plan, (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited, cancelled or otherwise returned to the Company because of the failure to meet a contingency or condition required for the vesting of such shares, or (iii) other than with respect to outstanding stock options and stock appreciation rights granted under the Prior Plans with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, are reacquired or withheld (or not issued) by the Company to satisfy a tax withholding obligation in connection with a stock award.

The 2018 Plan provides for the granting of stock awards including stock options and restricted stock units to employees, directors and consultants. The Company’s board of directors or its compensation committee determines eligibility, vesting schedules and criteria, and exercise prices for stock awards granted under the 2018 Plan. Options and restricted stock unit awards under the 2018 Plan or the Prior Plans expire not more than ten years from the date of the grant and are exercisable upon vesting. Stock options that vest over time generally vest over four years. Current time-based vesting stock option grants vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter. The Company also issues PNQ awards with performance conditions. For PNQs, the Company evaluates the probability that the performance conditions will be met and estimates the service period for recognition of the associated expense.  Restricted stock units with time-based vesting generally vest at a rate of 25% per year over four years with consideration satisfied by service to the Company. The Company also issues restricted stock units with market conditions. The grant date fair value and the effect of the market conditions was estimated using a Monte Carlo valuation. The resulting stock-based compensation expense will be recognized over the service period regardless of whether the market conditions are achieved, as long as the service condition is rendered.

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
RSUs and options	$1,225	$1,534	$4,413	$4,931
Employee stock purchase plan	69	106	194	381
Total stock compensation expense	$1,294	$1,640	$4,607	$5,312

During 2020, the Company granted the following awards:

	Three Months Ended		Three Months Ended		Three Months Ended		Nine Months Ended
	March 31, 2020		June 30, 2020		September 30, 2020		September 30, 2020
Employee awards:
Market RSUs	—		—		1,571,000	(7)	1,571,000
RSUs	230,000	(1)	2,109,228	(2)	1,776,250	(8)	4,115,478
Options	78,500	(3)	117,900	(4)	—		196,400
Non-employee director awards:
RSUs	42,067	(5)	772,685	(6)	—		814,752
Total awards:
Market RSUs	—		—		1,571,000		1,571,000
RSUs	272,067		2,881,913		1,776,250		4,930,230
Options	78,500		117,900		—		196,400

(1)	RSUs had a weighted average grant date fair value of $1.25 per share and a primary vesting period of four years.
(2)	RSUs had a weighted average grant date fair value of $1.34 per share and a primary vesting period of four years.
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

(7)

Market RSUs had a grant date fair value of $3.77 per share and will vest on May 22, 2023 provided that the closing price of the Company’s common stock on such vesting date is not less than the closing price on August 27, 2020. The number of shares delivered on the vesting date is determined by the percentile ranking of MannKind total shareholder return (TSR) over the period from August 27, 2020 until May 22, 2023 related to the TSR of the Russell 3000 Pharmaceutical & Biotechnology Index over the same period, as follows: less than 25th percentile=0% of target, 25th percentile=50% of target, 50th percentile=100% of target, 75th percentile=200% percent of target, 90th percentile or higher=300% maximum. Payout values will be interpolated between the percentile rankings above.

(8)	RSUs had a weighted average grant date fair value of $1.70 per share and a primary vesting period of four years.

As of September 30, 2020, there was $5.6 million of unrecognized stock-based compensation expense related to options and PNQs, which is expected to be recognized over a weighted average period of approximately 2.2 years, and $5.8 million and $5.7 million of unrecognized stock-based compensation expense related to RSUs and Market RSUs, respectively, which is expected to be recognized over a weighted average period of approximately 3.7 and 2.6 years, respectively.

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of September 30, 2020, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

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

Contingencies — In July 2013, the Company entered into an agreement with the Milestone Purchasers, pursuant to which the Company granted the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, $70.0 million of which remains payable upon achievement of such milestones (see Note 6 – Borrowings). The fair value of the Milestone Rights is recorded in the condensed consolidated balance sheet, including $1.3 million in accrued expenses and other current liabilities and $5.9 million in milestone rights and other liabilities.

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

In August 2019, the Company and Amphastar amended the Insulin Supply Agreement to extend the term to 2026 and to restructure the annual purchase commitments. As of September 30, 2020, the annual purchase requirements under the amended contract are as follows:

Minimum Commitment
2020	€5.5 million
2021	€6.6 million
2022	€8.5 million
2023	€10.9 million
2024	€14.6 million
2025	€15.5 million
2026	€19.4 million

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

Vehicle Leases – During the second quarter of 2018, the Company entered into a lease agreement with Enterprise Fleet Management Inc. for the lease of 119 vehicles. The lease requires monthly payments of approximately $83,000 per month including the cost of maintaining the vehicles, taxes and insurance. The lease commenced when the Company took possession of the majority of the vehicles in the second quarter of 2018 and expires 48 months after the delivery date. During 2019, 29 vehicles were removed from the fleet, resulting in a fleet size of 90 vehicles. An additional vehicle was removed from the fleet in 2020. The revised monthly payment inclusive of maintenance fees, insurance and taxes is $65,000. The lease expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

For the three and nine months ended September 30, 2020, operating lease costs under all operating leases, including office space and equipment, was approximately $0.4 million and $1.1 million, respectively. Cash paid for all operating leases for the three and nine months ended September 30, 2020 was $0.5 million and $1.3 million, respectively. Variable lease costs were approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively.

For the three and nine months ended September 30, 2019, operating lease costs under all operating leases, including office space and equipment, was approximately $0.4 million and $1.1 million, respectively. Cash paid for all operating leases for the three and nine months ended September 30, 2019 was $0.5 million and $1.3 million, respectively. Variable lease costs were approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively.

	September 30, 2020	December 31, 2019
Weighted average remaining lease term (in years)	2.2	3.0
Weighted average discount rate	7.5%	7.5%

Future minimum office and vehicle lease payments as of September 30, 2020 and December 31, 2019, are as follows (in thousands):

	September 30, 2020	December 31, 2019
2020	$371	$1,470
2021	1,494	1,499
2022	1,239	1,241
2023	88	88
Total	$3,192	$4,298

12. Income Taxes

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded, in accordance with the applicable accounting standards, that net deferred tax assets should be fully reserved.

The Company has assessed its position with regards to uncertainty in tax positions and believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to this guidance. The Company’s tax years since 2016 and 2015 remain subject to examination by federal and state tax authorities, respectively.

The Company has recorded an income tax benefit of $0.2 million for the three and nine months ended September 30, 2020 for an effective tax rate of 1.90% and 0.70% respectively, compared to zero effective tax rate and tax benefit for the same periods in the prior year. The income tax rates for the three and nine months ended September 30, 2020 diverge from the federal statutory rate due to the full valuation allowance offsetting the Company’s net deferred tax assets and a discrete benefit of $0.2 million related to refunded foreign withholding taxes paid in 2018.

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

OVERVIEW

We are a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for endocrine and orphan lung diseases. Our only approved product, Afrezza (insulin human) Inhalation Powder, is an ultra rapid-acting inhaled insulin that was approved by the FDA in June 2014 to improve glycemic control in adult patients with diabetes. Afrezza became available by prescription in United States retail pharmacies in February 2015.

Our business is subject to significant risks, including but not limited to our need to raise additional capital to fund our operations, our ability to commercialize Afrezza successfully, our ability to manufacture sufficient quantities of Afrezza and competition from other products and technologies. Other significant risks also include the risks inherent in clinical trials and the regulatory approval process for our product candidates, which in some cases depends upon the efforts of our partners.

We continue to manage the risk to our business posed by the global COVID-19 pandemic.  Our sales representatives have resumed in-person sales calls to the extent permitted by state and local public health authorities and by the policies of individual healthcare providers on their call lists.  Our offices in California and Connecticut have reopened to non-essential personnel, although many employees continue to work from home for a portion of each workweek.  Although our productivity has been impacted by the global pandemic, we have suitably adapted to the changed business environment that now exists.

The COVID-19 pandemic continues to evolve rapidly and its ultimate impact remains highly uncertain. We do not yet know the full extent of potential delays or impacts on our business, our collaboration arrangements, commercialization efforts, healthcare systems or to the global economy as a whole. We expect the COVID-19 pandemic to continue to negatively impact our near-term revenues from Afrezza and believe it has the potential to have additional adverse impacts on our operations. We will continue to monitor the COVID-19 situation closely.

As of September 30, 2020, we had an accumulated deficit of $3.0 billion and a stockholders’ deficit of $186.4 million. We had net loss of $11.3 million and $30.8 million for the three and nine months ended September 30, 2020, respectively. To date, we have funded our operations through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from certain collaborations, from borrowings under certain loan arrangements and from commercial product sales. As discussed below in “Liquidity and Capital Resources,” if we are unable to obtain additional funding, there will continue to be substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2020 and 2019

Revenues

The following tables provide a comparison of the revenue categories for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Net revenue — commercial product sales:
Gross revenue from commercial product sales	$12,393	$11,150	$1,243	11%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(5,118)	(4,748)	$370	8%
Net revenue — commercial product sales	7,275	6,402	$873	14%
Revenue — collaborations and services	8,077	8,193	$(116)	(1%)
Total revenues	$15,352	$14,595	$757	5%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Net revenue — commercial product sales:
Gross revenue from commercial product sales	$38,225	$29,697	$8,528	29%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(15,965)	(12,154)	$3,811	31%
Net revenue — commercial product sales	22,260	17,543	$4,717	27%
Revenue — collaborations and services	24,441	29,502	$(5,061)	(17%)
Total revenues	$46,701	$47,045	$(344)	(1%)

Gross revenue from the sales of Afrezza increased by $1.2 million, or 11%, for the three months ended September 30, 2020 compared to the same period in the prior year. The increase was primarily driven by higher product demand with a more favorable mix of Afrezza cartridges and a price increase, partially offset by a reduction in sales to Biomm (Brazil). The gross-to-net adjustment was $5.1 million (or 41% of gross revenue) for the three months ended September 30, 2020, compared to $4.7 million (or 43% of gross revenue) for the same period in the prior year. The increase of $0.4 million was primarily driven by an increase in commercial product sales and a decrease in accounting estimates for product returns, partially offset by an increase in the utilization of our patient co-pay assistance program. As a result, net revenue from the sales of Afrezza increased by $0.9 million, or 14%, for the three months ended September 30, 2020 compared to the prior year period. During the third quarter of 2020, our sales force had varying degrees of access to physicians due to restrictions enacted in response to the COVID-19 pandemic. This limitation on access continued to have an unfavorable impact on our commercial sales during the three months ended September 30, 2020 and is expected to continue to negatively impact our near-term revenues from Afrezza.

Net revenue from collaborations and services decreased by $0.1 million, or 1%, for the three months ended September 30, 2020 compared to the same period in the prior year. During the third quarter of 2020, the Company sold clinical supplies to UT for use in their clinical study. See Note 7 – Collaboration and Licensing Agreements in the condensed consolidated financial statements included in Part I – Financial Statements (Unaudited).

Gross revenue from the sales of Afrezza increased by $8.5 million, or 29%, for the nine months ended September 30, 2020 compared to the same period in the prior year. The increase was primarily driven by higher product demand with a more favorable mix of Afrezza cartridges and a price increase, partially offset by a reduction in sales to Biomm (Brazil). The gross-to-net adjustment was $16.0 million (or 42% of gross revenue) for the nine months ended September 30, 2020, compared to $12.2 million (or 41% of gross revenue) for the same period in the prior year. The increase of $3.8 million was primarily driven by an increase in commercial product sales and a decrease in accounting estimates for product returns, partially offset by an increase in the utilization of our patient co-pay assistance program and accounting estimates for rebates. As a result, net revenue from the sales of Afrezza increased by $4.7 million, or 27%, for the nine months ended September 30, 2020 compared to the prior year period. The stay-at-home orders implemented around the country in response to the COVID-19 pandemic negatively impacted the sales of Afrezza by limiting the access of our sales force to physicians. The COVID-19 pandemic is expected to continue to negatively impact our near-term revenues from Afrezza.

Net revenue from collaborations and services decreased by $5.1 million, or 17%, for the nine months ended September 30, 2020 compared to the same period in the prior year. This was primarily driven by a $5.7 million decrease in revenue recognized from the UT Research Agreement, which was substantially completed in the second quarter of 2019. During the third quarter of 2020, the Company sold clinical supplies to UT. See Note 7 – Collaboration and Licensing Agreements in the condensed consolidated financial statements included in Part I – Financial Statements (Unaudited).

Commercial product gross profit

The following tables provide a comparison of the commercial product gross profit categories for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Commercial product gross profit:
Net revenue — commercial product sales	$7,275	$6,402	$873	14%
Less: cost of goods sold	3,591	7,099	$(3,508)	(49%)
Commercial product gross profit (loss)	$3,684	$(697)	$4,381	*
Gross margin	51%	-11%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Commercial product gross profit:
Net revenue — commercial product sales	$22,260	$17,543	$4,717	27%
Less: cost of goods sold	11,432	15,446	$(4,014)	(26%)
Commercial product gross profit	$10,828	$2,097	$8,731	416%
Gross margin	49%	12%

*	Not meaningful.

Commercial product gross profit for the three months ended September 30, 2020 increased by $4.4 million compared to the same period in the prior year. Gross margin for the three months ended September 30, 2020 increased to 51% from a negative 11% for the same period in the prior year. The increase in gross profit and gross margin was attributable to a reduction in cost of goods sold combined with higher commercial product sales. Cost of goods sold decreased by $3.5 million, or 49%, for the three months ended September 30, 2020 compared to the same period in the prior year, primarily attributable to a $2.8 million amendment fee associated with our Insulin supply agreement in 2019, $0.5 million in reduced manufacturing-related spending and $0.5 million of costs associated with product sales in Brazil (Biomm) in 2019, partially offset by $0.4 million of decreased manufacturing activities which resulted in a reduced amount of costs capitalized to inventory.

Commercial product gross profit for the nine months ended September 30, 2020 increased by $8.7 million compared to the same period in the prior year. Gross margin for the nine months ended September 30, 2020 increased to 49% from 12% for the same period in the prior year. The increase in gross profit and gross margin was attributable to a reduction in cost of goods sold combined with higher commercial product sales. Cost of goods sold decreased by $4.0 million, or 26%, for the nine months ended September 30, 2020 compared to the same period in the prior year. The reduction in cost of goods sold was primarily attributable to a $2.8 million amendment fee associated with our Insulin supply agreement in 2019, $0.8 million of increased manufacturing activities which resulted in a greater amount of costs capitalized to inventory and $1.1 million in reduced manufacturing-related spending, partially offset by $0.5 million of inventory write-offs and $0.4 million in costs associated with higher commercial product sales.

Expenses

The following tables provide a comparison of the expense categories for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Expenses:
Cost of goods sold	$3,591	$7,099	$(3,508)	(49%)
Cost of revenue — collaborations and services	1,581	1,836	$(255)	(14%)
Research and development	1,484	1,580	$(96)	(6%)
Selling	8,270	9,550	$(1,280)	(13%)
General and administrative	5,629	7,116	$(1,487)	(21%)
Loss (gain) on foreign currency translation	3,927	(3,807)	$7,734	203%
Total expenses	$24,482	$23,374	$1,108	5%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Expenses:
Cost of goods sold	$11,432	$15,446	$(4,014)	(26%)
Cost of revenue — collaborations and services	6,926	5,512	$1,414	26%
Research and development	4,703	4,879	$(176)	(4%)
Selling	23,687	37,580	$(13,893)	(37%)
General and administrative	18,232	21,368	$(3,136)	(15%)
Asset impairment	1,889	—	$1,889	100%
Loss (gain) on foreign currency translation	3,998	(4,495)	$8,493	189%
Total expenses	$70,867	$80,290	$(9,423)	(12%)

Cost of revenue — collaborations and services decreased by $0.3 million, or 14%, for the three months ended September 30, 2020 compared to the same period in the prior year.  The decrease was attributable to resource costs related to conducting activities for our collaboration partner, UT, in addition to the cost of clinical supplies.

Cost of revenue — collaborations and services increased by $1.4 million, or 26%, for the nine months ended September 30, 2020 compared to the same period in the prior year.  The increase was attributable to resource costs related to conducting activities for our collaboration partners, UT and Cipla, in addition to the cost of clinical supplies.

Research and development expenses decreased by $0.1 million, or 6%, for the three months ended September 30, 2020 compared to the same period in the prior year.  The decrease was attributable to lower clinical trial spending, partially offset by an increase in preventative maintenance efforts in 2020.

Research and development expenses decreased by $0.2 million, or 4%, for the nine months ended September 30, 2020 compared to the same period in the prior year. The decrease was attributable to lower clinical trial spending, partially offset by an increase in preventative maintenance efforts in 2020.

Selling expenses decreased by $1.3 million, or 13%, for the three months ended September 30, 2020 compared to the same period in the prior year. The decrease was primarily attributable to a $1.2 million reduction in promotional and marketing activities.

Selling expenses decreased by $13.9 million, or 37%, for the nine months ended September 30, 2020 compared to the same period in the prior year. The decrease was primarily attributable to a $9.3 million decrease in costs for television advertising for Afrezza and a $4.1 million decrease from a reduction in promotional and marketing activities.

General and administrative expenses decreased by $1.5 million, or 21%, for the three months ended September 30, 2020 compared to the same period in the prior year. This decrease was primarily attributable to a $0.8 million decrease in professional costs.

General and administrative expenses decreased by $3.1 million, or 15%, for the nine months ended September 30, 2020 compared to the same period in the prior year. This decrease was primarily attributable to a $1.3 million decrease in consulting costs, a $1.2 million decrease in personnel and employee related costs and a $0.3 million reduction in property taxes.

During the nine months ended September 30, 2020, an impairment of $1.9 million was recognized for a commitment asset and debt issuance costs related to the future funding commitments of the MidCap Credit Facility (see Note 1 – Description of Business and Significant Accounting Policies and Note 6 – Borrowings in the condensed consolidated financial statements included in Part I – Financial Statements (Unaudited).There were no asset impairments for the three months ended September 30, 2020 or the three or nine months ended September 30, 2019.

Under the Insulin Supply Agreement with Amphastar, payment obligations are denominated in Euros. We are required to record the foreign currency translation impact of the U.S. dollar to Euro exchange rate associated with the recognized gain or loss on purchase commitments. The foreign currency translation gain decreased $7.7 million for the three months ended September 30, 2020 to a loss of $3.9 million, compared to a gain of $3.8 million for the same period in the prior year. The foreign currency translation gain decreased $8.5 million for the nine months ended September 30, 2020 to a loss of $4.0 million, compared to a gain of $4.5 million for the same period in the prior year. This impact was due to the translation of the U.S. dollar to Euro exchange rates.

Other Income (Expense)

The following tables provide a comparison of the other income (expense) categories for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Interest income	$18	$220	$(202)	(92%)
Interest expense on notes	(1,057)	(4,126)	$(3,069)	(74%)
Interest expense on promissory notes	(1,318)	(1,162)	$156	13%
Gain on extinguishment of debt	—	3,529	$(3,529)	(100%)
Other income (expense)	14	(52)	$66	127%
Total other expense	$(2,343)	$(1,591)	$752	47%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Interest income	$165	$794	$(629)	(79%)
Interest expense on notes	(3,212)	(5,283)	$(2,071)	(39%)
Interest expense on promissory notes	(3,858)	(3,351)	$507	15%
Gain on extinguishment of debt	—	3,529	$(3,529)	(100%)
Other income (expense)	24	(84)	$108	129%
Total other expense	$(6,881)	$(4,395)	$2,486	57%

Interest income decreased by $0.2 million and $0.6 million, or 92% and 79%, for the three and nine months ended September 30, 2020, respectively, compared to the same period in the prior year, due to lower short-term interest rates.

Interest expense on notes decreased by $3.1 million and $2.1 million, or 74% and 39%, for the three and nine months ended September 30, 2020, respectively, compared to the same period in the prior year. The decrease was primarily due to a $3.4 million milestone obligation that was achieved in the third quarter of 2019, partially offset by interest expense from the MidCap Credit Facility.

The gain on extinguishment of debt for the three and nine months ended September 30, 2019 was primarily due to the cancellation of the 2021 notes in exchange for cash, common stock, 2024 convertible notes and non-interest bearing notes in August 2019 pursuant to an exchange agreement. There was no gain on extinguishments for the three and nine months ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from certain collaborations, from borrowings under certain loan arrangements and from commercial product sales.

As of September 30, 2020, we had $122.6 million principal amount of outstanding debt consisting of:

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

•	$2.6 million principal amount of the December 2020 note, which was prepaid in October 2020 with the issuance of 1,377,356 shares of our common stock;

•

$70.1 million principal amount of indebtedness under the Mann Group promissory notes bearing interest at a fixed rate of 7.00% per annum compounded quarterly and maturing in November 2024, $35.0 million of which is convertible into shares of our common stock at the option of the Mann Group at a conversion price of $2.50 per share. Interest is paid-in-kind from August 2019 until the end of 2020, after which we have the option to either pay interest in-kind or in shares; and

•

$4.9 million from a loan under the Paycheck Protection Program of the CARES Act, all or a portion of which may be forgiven.  The PPP Loan matures in April 2022 and bears interest at a rate of 0.98% per annum. Principal and interest payments can be deferred up to ten months after the end of the Company’s covered period unless the Company is notified earlier of its loan forgiveness status. In the event the SBA does not authorize loan forgiveness, the deferred principal and interest will be payable to the lender and the Company will then make equal monthly payments as required to fully amortize the remaining principal amount by April 9, 2022.

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the MidCap Credit Facility, the 2024 convertible notes, the Mann Group promissory notes or unforgiven amounts of the PPP Loan if required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2024 convertible notes, the holders of such debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. The 2024 convertible notes and the Mann Group convertible note are fully convertible at any time prior to maturity as further disclosed in Note 6 – Borrowings.

To date, we have been able to timely make our required interest payments, but we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2024 convertible notes or under the MidCap Credit Facility, or if we fail to repay or repurchase the 2024 convertible notes, the Mann Group promissory notes, borrowings under the MidCap Credit Facility or unforgiven amounts of the PPP Loan, we will be in default under the applicable instrument for such indebtedness, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

These liabilities and other factors raise substantial doubt about our ability to continue as a going concern.  Our financial statements and related notes thereto included elsewhere in this report do not include adjustments that might result from any unfavorable outcome of this uncertainty.

During the nine months ended September 30, 2020, we used $28.4 million of cash for our operating activities as a result of our net loss of $30.8 million, in addition to a net cash outflow from changes in balances of operating assets and liabilities of $14.9 million, partially offset by non-cash charges of $17.4 million. The change in operating asset and liabilities was primarily a result of deferred revenue amortization of $24.4 million, partially offset by a milestone payment from UT of $12.5 million.

During the nine months ended September 30, 2019, we used $83.4 million of cash for our operating activities as a result of our net loss of $37.6 million. The net cash outflow was primarily due to result of deferred revenue amortization of $29.5 million and paid-in-kind interest on Promissory note of $32.8 million, partially offset by a milestone payment from UT of $12.5 million.

Cash provided by investing activities of $19.7 million for the nine months ended September 30, 2020 was primarily due to the proceeds from the sale of treasury bills.

Cash used investing activities of $22.6 million for the nine months ended September 30, 2019, was primarily due to a purchase of short-term treasury bills of $44.9 million partially offset by proceeds of from sales of treasury bills of $25.0 million.

Cash provided by financing activities of $31.2 million for the nine months ended September 30, 2020 was primarily due to the receipt of $15.1 million in gross proceeds from at the market offerings for an aggregate of 9,401,827 shares of our common stock under the CF Sales Agreement, the exercise of outstanding warrants to purchase shares of our common stock of $11.6 million, and proceeds from the PPP Loan of $4.9 million.

Cash provided by financing activities of $64.8 million for the nine months ended September 30, 2019 was primarily due to net proceeds from the Midcap Credit Facility of $39.1 million and net proceeds from exchange of Mann Group promissory notes which was offset by payments for financing facility of $6.9 million.

Future Liquidity Needs

We are not currently profitable and have rarely generated positive net cash flows from operations. In addition, we expect to continue to incur significant expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for Afrezza, and collaboration and development costs for product candidates in our pipeline. As of September 30, 2020, we had an accumulated deficit of $3.0 billion and $122.6 million of total principal amount of outstanding borrowings, with limited capital resources of $52.4 million in cash and cash equivalents. These financial conditions raise substantial doubt about our ability to continue as a going concern.

Our capital resources may not be sufficient to continue to meet our current and anticipated obligations over the next twelve months if we cannot increase our operating cash inflows by growing our prescription and revenue base and by obtaining access to the remaining $25.0 million borrowings that may become available under the MidCap Credit Facility (which, in turn, requires us to grow Afrezza revenue before we can access such funds).  The various stay-at-home orders implemented around the country in response to the COVID-19 pandemic have negatively impacted the sales of Afrezza by limiting the access of our sales force to physicians. The COVID-19 pandemic is expected to continue to negatively impact our near-term revenues from Afrezza, which potentially shortens our cash runway.

Our ability to draw the $25.0 million Tranche 3 of the MidCap Credit Facility depends on our ability to achieve certain trailing 12-month Afrezza net revenue targets, which we are unlikely to achieve.  The availability of Tranche 3 also depends on TreT achieving certain development milestones, which is likely to be negatively impacted by the COVID-19 pandemic.  In the event our capital resources are not sufficient, we may need to raise additional capital by selling equity or debt securities, entering into strategic business collaboration agreements with other companies, seeking other funding facilities or licensing arrangements, selling assets or by other means. However, we cannot provide assurances that additional capital will be available on acceptable terms or at all.  In addition, the COVID-19 pandemic continues to have the potential for disruption of global financial markets.  This disruption, if sustained or recurrent, could prevent us or make it more difficult for us to access capital or make it difficult to comply with the covenants contained in the MidCap Credit Facility, which could negatively affect our liquidity.  Issuances of debt or additional equity could impact the rights of our existing stockholders, dilute the ownership percentages of our existing stockholders and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.

The impact of the COVID-19 pandemic on Afrezza sales also increased the risk of non-compliance with a covenant relating to trailing twelve-month minimum Afrezza net revenue, tested on a monthly basis, which is set forth in the MidCap Credit Facility Agreement, as amended. In August 2020, we entered into an amendment to the MidCap Credit Facility, pursuant to which the parties agreed that no breach of this covenant between July 31, 2020 and November 30, 2020 will be deemed to occur if we have unrestricted cash of at least $40.0 million.  Thereafter, if we fail to meet the minimum Afrezza net revenue covenant, any outstanding borrowings, together with accrued interest, under the MidCap Credit Facility could be declared immediately due and payable.  If we default under our obligations under the MidCap Credit Facility, the lender could proceed against the collateral granted to them to secure our indebtedness or declare all obligations under the MidCap Credit Facility to be due and payable. In certain circumstances, procedures by the lender could result in a loss by us of all of our equipment and inventory, which are included in the collateral granted to the lender.

We may not have sufficient resources to make any required repayments of principal under the terms of our indebtedness when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2024 convertible notes, the holders of such debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2024 convertible notes or the MidCap Term Loan, or if we fail to repay or repurchase the 2024 convertible notes, MidCap Term Loan, PPP Loan or borrowings under the Mann Group promissory notes when required, we will be in default under the instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements.

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

If a change in the one-month LIBOR interest rate equal to 10% of the one-month LIBOR interest rate on September 30, 2020 were to have occurred, this change would not have a material effect on our interest payment obligation.

Foreign Currency Exchange Risk

On July 1, 2019, the Company entered into a 90-day foreign currency hedging transaction to mitigate its exposure to foreign currency exchange risks associated with the then-existing third quarter amount of €1.9 million. The Company realized a de minimis currency loss during third quarter of 2019. This amount was recorded in other income and expense.

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement with Amphastar. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro.  For the three months ended September 30, 2020, we realized a $3.9 million currency loss, which was included in loss on foreign currency translation in the accompanying condensed consolidated statements of operations. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on September 30, 2020 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax loss of approximately $9.5 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and our Chief Financial Officer have concluded, as of such date, that our disclosure controls and procedures were effective.

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

We are subject to legal proceedings and claims that arise in the ordinary course of our business. As of the date hereof, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows. We maintain liability insurance coverage to protect our assets from losses arising out of or involving activities associated with ongoing and normal business operations.

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

RISKS RELATED TO OUR BUSINESS

We may need to raise additional capital to fund our operations, and there is substantial doubt about our ability to continue as a going concern.*

This report includes disclosures stating that our existing cash resources and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. As of September 30, 2020, we had cash and cash equivalents of $52.4 million and accumulated deficit of $3.0 billion. We may need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities, including the commercialization of Afrezza and the development of our product candidates. It may be difficult for us to raise additional funds on favorable terms, or at all. The extent of our additional funding requirements will depend on a number of factors, including:

•	the degree to which revenue from Afrezza exceeds or does not exceed the minimum revenue covenants under the MidCap Credit Facility;
•	the degree to which we are able to generate revenue from our Technosphere drug delivery platform, including through our collaborations;
•	the costs of developing and commercializing Afrezza on our own in the United States, including the costs of expanding our commercialization capabilities;
•	the demand by any or all of the holders of our debt instruments to require us to repay or repurchase such debt securities if and when required;
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

We have raised capital in the past through the sale of equity and debt securities and we may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities including asset-based borrowings. There can be no assurances, however, that we will be able to raise additional capital in the future on acceptable terms, or at all. In addition, the COVID-19 pandemic continues to have the potential for disruption of global financial markets.  This disruption, if sustained or recurrent, could prevent us or make it more difficult for us to access capital or make it difficult to comply with the covenants contained in the MidCap Credit Facility, which could negatively affect our liquidity.

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

For example, the ongoing COVID-19 pandemic resulted in a number of restrictions to reduce the spread of the disease, including executive orders in California and Connecticut, and several other state and local orders across the country, which, among other things, directed individuals to shelter at their places of residence, directed schools, businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings, and ordered cessation of non-essential travel. In some places, these orders have been lifted whereas other locations, including Los Angeles County where our headquarters is located, continue to be subject to significant restrictions.  In parts of the country, the number of COVID-19 cases is increasing, raising the possibility that recurring cycles of restrictions will be imposed in the future. The effects of state and local stay-at-home orders and our own work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations due to the COVID-19 pandemic could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Although we believe we have sufficient quantities of raw materials for planned manufacturing operations into 2021, a prolonged supply interruption of certain components could adversely affect our ability to conduct commercialization activities and planned clinical trials. In addition, we believe that the severity of the COVID-19 pandemic in Brazil has the potential to negatively impact the distribution of Afrezza by our partner in that country.

Sales and demand for Afrezza have been adversely affected by the global COVID-19 pandemic, and we expect that the COVID-19 pandemic will continue to negatively impact near-term revenues from Afrezza. Our sales representatives, who normally conduct in-person office visits with healthcare providers, were required to work from home for varying periods of time since mid-March 2020, which has had an impact to their productivity.  Disruptions in the prescription volume of Afrezza could also occur:

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

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic continues to have the potential for disruption of global financial markets.  This disruption, if sustained or recurrent, could make it more difficult for us to access capital or to comply with the covenants contained in the MidCap Credit Facility, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

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

We have a history of operating losses, we expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

We are not currently profitable and have rarely generated positive net cash flow from operations. As of September 30, 2020, we had an accumulated deficit of $3.0 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of Afrezza. In addition, under our Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin through 2026. As of September 30, 2020, there was €80.9 million remaining in aggregate purchase commitments under this agreement. We may not have the necessary capital resources to service this contractual commitment.

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

We have a substantial amount of debt, and we may be unable to make required payments of interest and principal as they become due.*

The notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q provide details about our various debt obligations. As of September 30, 2020, we had $122.6 million principal amount of outstanding debt, consisting of:

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

•	$2.6 million principal amount of the December 2020 note, which was prepaid in October 2020 with the issuance of 1,377,356 shares of our common stock;

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

All or a portion of the PPP Loan may be forgiven by the SBA upon application to our lender by us beginning 60 days after loan approval, but not later than ten months after the end of our covered period, and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered interest and covered utilities during the 24 week period (or eight-week period at our option) beginning on the date of loan approval. Not more than 40% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven will be reduced if our full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.  Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan.

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

Under the MidCap Credit Facility, we must comply with a minimum cash covenant of $15.0 million at all times, which will increase to $20.0 million following the funding of an additional advance. The minimum cash covenant increased to $40.0 million for any trailing twelve-month reporting period between July 31, 2020 and November 30, 2020 if the Afrezza trailing 12 month net sales target is not met during this period in accordance with an amendment to the MidCap Credit Facility. Further, the MidCap Credit Facility requires us, and any debt arrangements we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

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

We expect that the COVID-19 pandemic will continue to negatively impact near-term revenues from Afrezza, which could also affect our compliance with a covenant relating to trailing twelve-month minimum Afrezza net revenue, tested on a monthly basis, which is set forth in the MidCap Credit Facility Agreement, as amended. In August 2020, we entered into an amendment to the MidCap Credit Facility, pursuant to which the parties agreed that no breach of this covenant between July 31, 2020 and November 30, 2020 will be deemed to occur if we have unrestricted cash of at least $40.0 million.  Thereafter, if we fail to meet this covenant, any outstanding borrowings, together with accrued interest, under the MidCap Credit Facility could be declared immediately due and payable.

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

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the terms of our indebtedness when required. Further, if we undergo a fundamental change, as that term is defined in the indentures governing the terms of the 2024 convertible notes, the holders of such debt securities will have the option to require us to repurchase all or any portion of such debt securities at a repurchase price of 100% of the principal amount of such debt securities to be repurchased plus accrued and unpaid interest, if any. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on the 2024 convertible notes or the MidCap Term Loan, or if we fail to repay or repurchase the 2024 convertible notes, MidCap Term Loan, PPP Loan or borrowings under the Mann Group promissory notes when required, we will be in default under the instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

The future sale of our common stock or the exchange or conversion of our convertible debt into, or exercise of our outstanding warrants for, common stock could negatively affect the market price of our common stock and other securities.*

As of October 26, 2020, we had 232,600,608 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise the issuance of additional shares of our common stock upon the exchange or conversion of some or all of our 2024 convertible notes or the Mann Group promissory notes, or upon issuance of our outstanding warrants, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.*

Our amended and restated bylaws  provide that, to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants, the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•	any derivative action or proceeding brought on our behalf;
•	any action or proceeding asserting a breach of fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders;
•

any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and certificate of incorporation or amended and restated bylaws;

•	any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws;
•	any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and
•	any action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine.

This provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act of 1933, as amended, or the Securities Act, creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported, in August 2019 we issued a $2.6 million principal amount note due December 2020 in exchange for the cancellation of existing indebtedness. On October 9, 2020, we prepaid the December 2020 note through the issuance of 1,377,356 shares of our common stock, pursuant to our election and in accordance with the terms of the December 2020 note. We relied on an exemption from registration provided by Section 3(a)(9) of the Securities Act for the issuance of such shares.

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

4.10

Promissory Note due September 30, 2020 made by MannKind Corporation in favor of Bruce & Co., Inc., dated August 6, 2019 (incorporated by reference to Exhibit 4.4 to MannKind’s Current Report on Form 8-K (File No.  000-50865), filed with the SEC on August 7, 2019).

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

10.1

Amendment No. 2 to Credit and Security Agreement, dated August 21, 2020, by and among MannKind Corporation, MannKind LLC and MidCap Financial Trust (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 25, 2020).

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

Dated: November 4, 2020	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ STEVEN B. BINDER
Steven B. Binder
Chief Financial Officer (Principal Financial and Accounting Officer)