Form 10-Q
period 2021-03-31
MANNKIND CORP
filed 2021-05-12
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, there were 249,157,354 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2021

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$247,833	$67,005
Restricted cash	158	158
Short-term investments	28,962	—
Accounts receivable, net	3,573	4,218
Inventory	5,050	4,973
Prepaid expenses and other current assets	2,766	3,122
Total current assets	288,342	79,476
Property and equipment, net	26,507	25,867
Long-term investments	1,480	—
Other assets	3,053	3,265
Total assets	$319,382	$108,608

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$6,706	$5,582
Accrued expenses and other current liabilities	27,586	19,707
PPP loan — current	4,670	4,061
Deferred revenue — current	25,880	33,275
Recognized loss on purchase commitments — current	8,274	11,080
Total current liabilities	73,116	73,705
Senior convertible notes	222,855	—
MidCap credit facility	49,406	49,335
Mann Group promissory notes	53,453	63,027
Accrued interest — Mann Group promissory notes	4,753	4,150
PPP loan — long term	203	812
2024 convertible notes	—	5,000
Recognized loss on purchase commitments — long term	80,797	84,208
Operating lease liability	869	1,202
Deferred revenue — long term	1,626	1,662
Milestone rights liability	5,926	5,926
Total liabilities	493,004	289,027
Commitments and contingencies (Note 12)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value - 400,000,000 shares authorized, 249,072,677 and 242,117,089 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	2,491	2,421
Additional paid-in capital	2,885,946	2,866,303
Accumulated deficit	(3,062,059)	(3,049,143)
Total stockholders' deficit	(173,622)	(180,419)
Total liabilities and stockholders' deficit	$319,382	$108,608

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Net revenue — commercial product sales	$8,099	$8,000
Revenue — collaborations and services	9,337	8,235
Total revenues	17,436	16,235
Expenses:
Cost of goods sold	4,315	4,164
Cost of revenue — collaborations and services	3,295	3,362
Research and development	2,442	1,755
Selling, general and administrative	17,413	14,350
Asset impairment	—	1,521
Gain on foreign currency translation	(3,838)	(1,796)
Total expenses	23,627	23,356
Loss from operations	(6,191)	(7,121)
Other (expense) income:
Interest income	3	133
Interest expense on notes	(5,422)	(1,071)
Interest expense on Mann Group promissory notes	(1,030)	(1,259)
Other expense	(276)	(4)
Total other expense	(6,725)	(2,201)
Loss before provision for income taxes	(12,916)	(9,322)
Provision for income taxes	—	—
Net loss	$(12,916)	$(9,322)
Net loss per share - basic and diluted	$(0.05)	$(0.04)
Shares used to compute basic and diluted net loss per share	246,631	212,467

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(12,916)	$(9,322)
Other comprehensive loss:
Cumulative translation loss	—	(19)
Comprehensive loss	$(12,916)	$(9,341)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
BALANCE, JANUARY 1, 2020	211,788	$2,118	$2,799,278	$(19)	$(2,991,903)	$(190,526)
Issuance of common stock under Employee Stock Purchase Plan	334	3	315	—	—	318
Stock-based compensation expense	—	—	1,128	—	—	1,128
Issuance of common stock associated with debt interest payment	99	1	143	—	—	144
Net issuance of common stock associated with stock options and restricted stock units	504	5	(322)	—	—	(317)
Issuance of common stock in at-the-market offering	413	4	518	—	—	522
Issuance cost associated with at-the-market offering	—	—	(16)	—	—	(16)
Write-off of cumulative translation loss	—	—	—	19	—	19
Net loss	—	—	—	—	(9,322)	(9,322)
BALANCE, MARCH 31, 2020	213,138	$2,131	$2,801,044	$—	$(3,001,225)	$(198,050)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
BALANCE, JANUARY 1, 2021	242,118	$2,421	$2,866,303	$—	$(3,049,143)	$(180,419)
Net issuance of common stock associated with stock options and restricted stock units	390	4	393	—	—	397
Issuance of common stock under Employee Stock Purchase Plan	293	3	387	—	—	390
Stock-based compensation expense	—	—	1,935	—	—	1,935
Issuance of common stock pursuant to conversion of the Mann Group convertible note	3,830	38	9,535	—	—	9,573
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	170	2	425	—	—	427
Issuance of common stock pursuant to conversion of the 2024 convertible notes	1,667	17	4,983	—	—	5,000
Issuance of common stock pursuant to payoff of the 2024 convertible note interest	27	—	143	—	—	143
Issuance of at-the-market placement	578	6	1,880	—	—	1,886
Issuance costs associated with at-the- market placement	—	—	(38)	—	—	(38)
Net loss	—	—	—	—	(12,916)	(12,916)
BALANCE, MARCH 31, 2021	249,073	$2,491	$2,885,946	$—	$(3,062,059)	$(173,622)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,916)	$(9,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense on Mann Group promissory notes	1,028	1,257
Stock-based compensation expense	1,935	1,128
Asset impairment	—	1,521
Depreciation, amortization and accretion	655	538
Amortization of right-of-use assets	309	282
Write-off of inventory	—	496
Gain on foreign currency translation	(3,838)	(1,796)
Other, net	—	19
Changes in operating assets and liabilities:
Accounts receivable, net	645	(1,661)
Inventory	(77)	428
Prepaid expenses and other current assets	356	988
Other assets	(97)	40
Accounts payable	1,124	1,942
Accrued expenses and other current liabilities	8,288	1,880
Deferred revenue	(7,431)	(8,235)
Operating lease liabilities	(333)	(724)
Recognized loss on purchase commitments	(2,379)	—
Net cash used in operating activities	(12,731)	(11,219)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of debt securities	(30,442)	—
Purchase of property and equipment	(976)	(150)
Proceeds from sale of treasury bills	—	20,000
Net cash (used in) provided by investing activities	(31,418)	19,850
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Senior convertible notes	230,000	—
Issuance costs associated with Senior convertible notes	(7,268)	—
Proceeds from at-the-market offering	1,886	668
Issuance costs associated with at-the-market offering	(38)	(20)
Payment of employment taxes related to vested restricted stock units and exercise of stock options	397	(317)
Net cash provided by financing activities	224,977	331
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	180,828	8,962
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	67,163	30,222
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$247,991	$39,184
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash, net of amounts capitalized	$1,094	$885
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payment on Mann Group convertible note through issuance of common stock	9,573	—
Payment of 2024 convertible notes through common stock issuance	5,000	—
Reclassification of the PPP Loan from current to long-term	609	—
Payment of Mann Group convertible note interest through issuance of common stock	427	—
Common stock issuance to settle employee stock purchase plan liability	390	318
Payment of interest on 2024 convertible notes through common stock issuance	143	144
Non-cash construction in progress and property and equipment	124	32

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of MannKind Corporation and its subsidiaries (“MannKind,” the “Company,” “we” or “us”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 25, 2021 (the “Annual Report”).

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2021 may not be indicative of the results that may be expected for the full year.

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

Business — MannKind is a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for patients with endocrine and orphan lung diseases. The Company’s lead product is Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, which was approved by the U.S. Food and Drug Administration (“FDA”) in June 2014. Since September 2018, the Company has been collaborating with United Therapeutics to develop an inhaled formulation of treprostinil, known as Tyvaso DPI. In April 2021, United Therapeutics submitted a new drug application (“NDA”) to the FDA seeking approval of Tyvaso DPI.

Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP.

The Company is not currently profitable and has rarely generated positive net cash flow from operations. In addition, the Company expects to continue to incur significant expenditures for the foreseeable future in support of its manufacturing operations, sales and marketing costs for Afrezza, and development costs for the commercialization of Tyvaso DPI and other product candidates in the Company’s pipeline. As of March 31, 2021, the Company had capital resources of $247.8 million in cash and cash equivalents, $29.0 million in short-term investments, $1.5 million in long-term investments, an accumulated deficit of $3.1 billion and total principal amount of outstanding borrowings of $338.4 million.

In August 2019, the Company and its wholly owned subsidiary, MannKind LLC, entered into a credit and security agreement with MidCap Financial Trust (as amended, the “MidCap credit facility”). The MidCap Credit Facility currently provides a secured term loan facility with a potential aggregate principal amount of up to $110.0 million, of which $50.0 million was outstanding as of March 31, 2021 and December 31, 2020. Subsequent to March 31, 2021, $10.0 million of the outstanding principal amount was repaid. See Note 6 – Borrowings. In March 2021, the Company issued $230.0 million of 2.50% convertible senior notes due 2026 (the “Senior convertible notes”) to provide additional operating capital and pay down higher cost debt. The cash received from this debt issuance has resolved the Company’s significant risks and uncertainties regarding sources of liquidity, which previously raised substantial doubt about the Company’s ability to continue as a going concern.

The Company believes its resources will be sufficient to fund its operations for the next twelve months from the date of issuance of these condensed consolidated financial statements. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported condensed consolidated balance sheets or statements of operations. An adjustment has been made to the condensed consolidated statements of cash flows for the three months ended March 31, 2020 to combine payment of employment taxes related to vested restricted stock units and exercise of stock options in the cash flows from financing activities. These changes in classification do not affect previously reported cash flows from operating or investing activities.

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

The Company recognizes revenue on product sales when the Customer obtains control of the Company's product, which occurs at delivery for wholesale distributors and generally at delivery for specialty pharmacies. Product revenues are recorded net of applicable reserves, including discounts, allowances, rebates, returns and other incentives. See Reserves for Variable Consideration below.

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

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analysis also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of March 31, 2021 and, therefore, the transaction price was not reduced further during the three months ended March 31, 2021. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net revenue — commercial product sales and earnings in the period such variances become known.

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

Revenue Recognition — Revenue — Collaborations and Services — The Company enters into licensing, research or other agreements under which the Company licenses certain rights to its product candidates to third parties, conducts research or provides other services to third parties. The terms of these arrangements may include, but are not limited to payment to the Company of one or more of the following:  up-front license fees; development, regulatory, and commercial milestone payments; payments for manufacturing commercial and clinical supply services the Company provides; and royalties on net sales of licensed products and sublicenses of the rights. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment such as determining the performance obligation in the contract and determining the stand-alone selling price for each performance obligation identified in the contract. If an arrangement has multiple performance obligations, the allocation of the transaction price is determined from observable market inputs, and the Company uses key assumptions to determine the stand-alone selling price, which may include development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. Revenue is recognized based on the measurement of progress as the performance obligation is satisfied and consideration received that does not meet the requirements to satisfy the revenue recognition criteria is recorded as deferred revenue. Current deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that the Company expects will not be recognized within the next 12 months are classified as long-term deferred revenue. For further information see Note 7 – Collaboration, Licensing and Other Arrangements.

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

PPP loan — On April 10, 2020, the Company received the proceeds from a loan in the amount of approximately $4.9 million (the “PPP loan”) from JPMorgan Chase Bank, N.A., as lender, pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company accounted for the PPP loan as a financial liability in accordance with ASC Topic 470, Debt. Accordingly, the PPP loan was recognized as current and long-term debt in the Company’s consolidated balance sheets and is included as PPP loan — current and PPP loan — long term. In addition, a di minimis amount of accrued interest is included in accrued expenses and other current liabilities. See Note 6 – Borrowings for additional information.

Cost of Goods Sold — Cost of goods sold includes material, labor costs and manufacturing overhead. Cost of goods sold also includes a significant component of current period manufacturing costs in excess of costs capitalized into inventory (excess capacity costs).  These costs, in addition to the impact of the revaluation of inventory to standard costs, and write-offs of inventory are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. The cost of goods sold excludes the cost of insulin purchased under our Insulin Supply Agreement (the “Insulin Supply Agreement”) with Amphastar Pharmaceuticals, Inc. (“Amphastar”). All insulin inventory on hand was written off and the full purchase commitment contract to purchase future insulin was accrued as a recognized loss on purchase commitments as of the end of 2015.

Cash and Cash Equivalents and Restricted Cash —The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of March 31, 2021 and December 31, 2020, cash equivalents were comprised of money market accounts with maturities less than 90 days from the date of purchase.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to amounts reported on the condensed consolidated statement of cash flows (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$247,833	$67,005
Restricted cash	158	158
Total cash, cash equivalents, and restricted cash	$247,991	$67,163

Investments —The Company’s investments generally consist of commercial paper, corporate notes or bonds and U.S. Treasury securities. For the three months ended March 31, 2021, the Company held short-term and long-term investments of debt securities, including commercial paper and bonds. The Company intends to hold its investments until maturity and are therefore stated at amortized cost. Those investments with maturities less than 12 months are included in short-term investments and investments with maturities in excess of twelve months are included in long-term investments in our condensed consolidated balance sheets. The accretion or amortization of the Company’s investments is recognized as interest income or expense in the condensed consolidated statements of operations and was de minimis for the three months ended March 31, 2021. There was no such accretion or amortization for the three months ended March 31, 2020. No allowance for credit losses on held-to-maturity securities was required as of March 31, 2021.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and investments. Cash and cash equivalents are held in high credit quality institutions. Cash equivalents consist of interest-bearing money market accounts. Investments generally consist of commercial paper, corporate notes or bonds and U.S. Treasury securities. The cash equivalents and investments are regularly monitored by management.

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

Pre-Launch Inventory — An improvement to the manufacturing process for the Company’s primary excipient, fumaryl diketopiperazine (“FDKP”) was demonstrated to be viable and management expects to realize an economic benefit in the future as a result of such process improvement.  Accordingly, the Company is required to assess whether to capitalize inventory costs related to such excipient prior to regulatory approval of the new supplier and the improved manufacturing process. In doing so, management must consider a number of factors in order to determine the amount of inventory to be capitalized, including the historical experience of achieving regulatory approvals for the Company’s manufacturing process, feedback from regulatory agencies on the changes being effected and the amount of inventory that is likely to be used in commercial production. The shelf life of the excipient will be determined as part of the regulatory approval process; in the interim, the Company must assess the available stability data to determine whether there is likely to be adequate shelf life to support anticipated future sales occurring beyond the expected approval date of the new raw material.  If management is aware of any specific material risks or contingencies other than the normal regulatory review and approval process, or if the criteria for capitalizing inventory produced prior to regulatory approval are otherwise not met, the Company would not capitalize such inventory costs, choosing instead to recognize such costs as a research and development expense in the period incurred.

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

In August 2019, the Company recorded a $1.5 million commitment asset related to the future funding commitments of the MidCap credit facility. A quarterly assessment was performed to determine if the Company was on target to achieve certain required milestone conditions in order for the Company to access further borrowings under the MidCap credit facility. The Company determined that such milestone conditions related to Afrezza trailing net revenue were unlikely to be achieved. As a result, an asset impairment of $1.5 million was recognized during the three months ended March 31, 2020 and is reflected in the Company’s condensed consolidated statement of operations. See Note 6 – Borrowings for further information on the MidCap credit facility.

Recognized Loss on Purchase Commitments — The Company assesses whether losses on long-term purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for the future purchases are recognized unless recoverable. When making the assessment, the Company also considers whether it is able to renegotiate with its vendors. The recognized loss on purchase commitments is reduced as inventory items are received. If, subsequent to an accrual, a purchase commitment is successfully renegotiated, the gain is recognized in the Company’s condensed consolidated statement of operations. The liability balance of the recognized loss on insulin purchase commitments was $89.1 million and $95.3 million as of March 31, 2021 and December 31, 2020, respectively. No new contracts were identified in 2020 or in the first quarter of 2021 that required a new loss on purchase commitment accrual.

Milestone Rights Liability — On July 1, 2013, in conjunction with the execution of a financing facility with Deerfield Private Design Fund II L.P. and Deerfield Private Design International I L.P., the Company issued to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (the “Milestone Purchasers”) certain rights to receive payments of up to $90.0 million, of which $70.0 million remains payable as of March 31, 2021 upon the occurrence of specified strategic and sales milestones, including the achievement of specified net sales figures (the “Milestone Rights”). The Company analyzed the Milestone Rights and determined that they did not meet the definition of a freestanding derivative. Since the Company has not elected to apply the fair value option to the Milestone Rights, the Company recorded them at their estimated initial fair value and accounted for the Milestone Rights as a liability.

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

Stock-Based Compensation — Share-based payments to employees, including grants of stock options, RSUs, performance-based non-qualified stock options awards (“PNQs”), restricted stock units with market conditions (“Market RSUs”) and the compensatory elements of employee stock purchase plans, are recognized in the condensed consolidated statements of operations based upon the fair value of the awards at the grant date. The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options and the compensatory elements of employee stock purchase plans. RSUs are valued based on the market price on the grant date. Market RSUs are valued using a Monte Carlo valuation model and RSUs with performance conditions are evaluated for the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

Clinical Trial Expenses — Clinical trial expenses, which are primarily reflected in research and development expenses in the accompanying condensed consolidated statements of operations, result from obligations under contracts with vendors, consultants and clinical site agreements in addition to internal costs associated with conducting clinical trials.

Recently Adopted Accounting Standards — In August 2020, the FASB issued ASU 2020-06, Issuer’s Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The Company early adopted this standard as of January 1, 2021. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

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

2. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable, gross	$7,449	$8,090
Wholesaler distribution fees and prompt pay discounts	(1,471)	(1,205)
Reserve for returns	(2,405)	(2,667)
Accounts receivable, net	$3,573	$4,218

As of March 31, 2021 and December 31, 2020, the allowance for doubtful accounts was de minimis. The Company had three wholesale distributors representing approximately 89% of accounts receivable as of March 31, 2021 and approximately 82% of gross sales for the three months ended March 31, 2021.

3. Inventories

Inventories consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$1,770	$1,393
Work-in-process	331	2,484
Finished goods	2,949	1,096
Total inventory	$5,050	$4,973

Work-in-process and finished goods as of March 31, 2021 and December 31, 2020 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off and the projected loss on the purchase commitment contract to purchase future insulin was accrued as of the end of 2015. Raw materials inventory included $0.8 million of pre-launch inventory as of March 31, 2021 and December 31, 2020, which consisted of FDKP received in November 2019 that will be used to manufacture Afrezza under an enhanced manufacturing process for FDKP.  The Company expects to receive FDA approval of the new source of FDKP in 2023, after which the pre-launch raw materials inventory will be reclassified as raw materials inventory for use in the manufacturing of Afrezza and Tyvaso DPI.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value.  The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand.  Inventory that was forecasted to become obsolete due to expiration is recorded in costs of goods sold in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2020, there was an inventory write-off of $0.5 million as a result of this assessment. There was no inventory write-off for the three months ended March 31, 2021.

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated Useful
	Life (Years)	March 31, 2021	December 31, 2020
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	37,710	37,543
Machinery and equipment	3-15	54,774	55,054
Furniture, fixtures and office equipment	5-10	3,004	3,004
Computer equipment and software	3	8,319	8,319
Construction in progress	—	1,273	503
		123,344	122,687
Less accumulated depreciation		(96,837)	(96,820)
Total property and equipment, net		$26,507	$25,867

Depreciation expense related to property and equipment for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Depreciation Expense	$460	$443

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2021	December 31, 2020
Salary and related expenses	$13,756	$11,250
Discounts and allowances for commercial product sales	3,906	3,688
Deferred lease liability	1,426	1,422
Professional fees	1,196	533
Sales and marketing services	278	99
Accrued interest	4,489	519
Other	1,198	859
Milestone rights liability — current	1,337	1,337
Total accrued expenses and other current liabilities	$27,586	$19,707

Included in salary and related expenses is $1.1 million of deferred social security taxes as permitted under the CARES Act.  The Company is permitted to defer the employer share of social security taxes otherwise owed on dates beginning March 27, 2020 and ending December 31, 2020.  Half of the total deferred payments are payable on December 31, 2021 and the remaining half are payable on December 31, 2022.  The amount of the deferral is based on wages paid from April through December 2020.  This deferral option is no longer available if the Company receives forgiveness for its PPP loan as discussed in Note 6 – Borrowings.

6. Borrowings

Carrying amount of principal borrowings consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Senior convertible notes	$222,855	$—
MidCap credit facility	49,406	49,335
Mann Group promissory notes	53,453	63,027
PPP loan	4,873	4,873
2024 convertible notes	—	5,000
Total debt — net carrying amount	$330,587	$122,235

The following table provides a summary of the Company’s debt and key terms as of March 31, 2021:

	Amount Due		Terms
	March 31, 2021	December 31, 2020	Annual Interest Rate	Maturity Date	Conversion Price
Senior convertible notes	$230.0 million	$—	2.50%	March 2026	$5.21 per share
MidCap credit facility(1)	$50.0 million	$50.0 million	one-month LIBOR (2% floor) plus 6.75%	August 2024	N/A
Mann Group convertible note	$18.4 million (plus $0.5 million accrued interest paid-in-kind)	$28.0 million (plus $0.6 million accrued interest paid-in-kind)	7.00%	November 2024	$2.50 per share
Mann Group non-convertible note(2)	$35.1 million (plus $4.3 million accrued interest paid-in-kind)	$35.1 million (plus $3.6 million accrued interest paid-in-kind)	7.00%	November 2024	N/A
PPP loan	$4.9 million	$4.9 million	0.98%	April 2022	N/A
2024 convertible notes(3)	$—	$5.0 million	5.75%	November 2024	$3.00 per share

____________________

(1)	Subsequent to March 31, 2021, $10.0 million of the outstanding principal amount was repaid.
(2)	Subsequent to March 31, 2021, $35.1 million of the outstanding principal amount was repaid, together with all accrued and unpaid interest.
(3)	In February 2021, the $5.0 million principal balance was converted into 1,666,667 shares of the Company’s common stock.

The maturities of our borrowings as of March 31, 2021 are as follows (in thousands):

Amounts
2021	$4,061
2022	9,145
2023	25,000
2024	70,142
Thereafter	230,000
Total principal payments	338,348
Unamortized discount	(594)
Unamortized debt issuance costs	(7,167)
Total debt — net carrying amount	$330,587

Senior convertible notes – On March 4, 2021, the Company issued $200.0 million aggregate principal amount of Senior convertible notes in a private offering. Pursuant to an option to purchase additional Senior convertible notes in the purchase agreement between the Company and the initial purchasers of the Senior convertible notes, the Company issued an additional $30.0 million aggregate principal amount of Senior convertible notes on March 15, 2021. The Senior convertible notes were issued pursuant to an indenture, dated March 4, 2021 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee.

The Senior convertible notes are general unsecured obligations of the Company and will mature on March 1, 2026, unless earlier converted, redeemed or repurchased. The Senior convertible notes will bear cash interest from March 4, 2021 at an annual rate of 2.50% payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021. The Senior convertible notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock, par value $0.01 per share, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Senior convertible notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Senior convertible notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Common Stock and the conversion rate on each such trading day; (3) if the Company calls such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Senior convertible notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events as set forth in the Indenture. On or after December 1, 2025 until the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Common Stock or a combination of cash and shares of Common Stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture.

The initial conversion rate is 191.8281 shares of Common Stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $5.21 per share of Common Stock). The initial conversion price of the Senior convertible notes represents a premium of approximately 30% to the last reported sale price of the Common Stock on the Nasdaq Global Market on March 1, 2021. The conversion rate for the Senior convertible notes is subject to adjustment under certain circumstances in accordance with the terms of the Indenture, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date of the Senior convertible notes or if the Company delivers a notice of redemption in respect of the Senior convertible notes, the Company will, in certain circumstances, increase the conversion rate of the Senior convertible notes for a holder who elects to convert its Notes in connection with such a corporate event or convert its Notes called for redemption during the related redemption period (as defined in the Indenture), as the case may be.

The Company may not redeem the Senior convertible notes prior to March 6, 2024. The Company may redeem for cash all or any portion of the Senior convertible notes, at its option, on or after March 6, 2024 and prior to the 36th scheduled trading day immediately preceding the maturity date, if the last reported sale price of Common Stock has been at least 130% of the conversion price for the Senior convertible notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Senior convertible notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company elects to redeem less than all of the outstanding Notes, at least $75.0 million aggregate principal amount of Notes must be outstanding and not subject to redemption as of the relevant redemption notice date. No sinking fund is provided for the Senior convertible notes.

If the Company undergoes a fundamental change (as defined in the Indenture), then, subject to certain conditions and except as described in the Indenture, holders may require the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Senior convertible notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indenture includes customary covenants and sets forth certain events of default after which the Senior convertible notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Senior convertible notes become automatically due and payable.

If certain bankruptcy and insolvency-related events of default involving the Company (and not just any of its significant subsidiaries) occur, 100% of the principal of and accrued and unpaid interest on the Senior convertible notes will automatically become due and payable. If an event of default with respect to the Senior convertible notes, other than certain bankruptcy and insolvency-related events of default involving the Company (and not just any of its significant subsidiaries), occurs and is continuing, the trustee, by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Notes by notice to the Company and the trustee, may, and the trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the Senior convertible notes to be due and payable. Notwithstanding the foregoing, the Indenture provides that, to the extent the Company so elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture will, for the first 365 days after the occurrence of such an event of default consist exclusively of the right to receive additional interest on the Senior convertible notes as set forth in the Indenture.

The Indenture provides that the Company shall not consolidate with or merge with or into, or sell, convey, transfer or lease all or substantially all of the consolidated properties and assets of the Company and its subsidiaries, taken as a whole, to, another person

(other than any such sale, conveyance, transfer or lease to one or more of the Company’s direct or indirect wholly owned subsidiaries), unless: (i) the resulting, surviving or transferee person (if not the Company) is a corporation organized and existing under the laws of the United States of America, any State thereof or the District of Columbia, and such corporation (if not the Company) expressly assumes by supplemental indenture all of the Company’s obligations under the Senior convertible notes and the Indenture; and (ii) immediately after giving effect to such transaction, no default or event of default has occurred and is continuing under the Indenture.

The Company’s net proceeds from the Offering were approximately $222.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated Offering expenses payable by the Company.

MidCap credit facility — In August 2019, the Company entered into the MidCap credit facility and borrowed the first advance of $40.0 million (“Tranche 1”) in August 2019 and the second advance of $10.0 million (“Tranche 2”) in December 2020. Under the terms of the MidCap credit facility, a third advance of $60.0 million (“Tranche 3”) will be available to the Company between January 1, 2022 and June 30, 2022, subject to the satisfaction of certain milestone conditions associated with Tyvaso DPI through the Company’s collaboration with United Therapeutics (see Note 7 – Collaboration, Licensing and Other Arrangements).

In December 2019, the Company entered into the first amendment to the MidCap credit facility, pursuant to which the parties agreed to (i) amend the financial covenant relating to trailing twelve month minimum Afrezza Net Revenue (as defined in the MidCap credit facility) requirements, (ii) add a condition to the third advance  that requires the Company achieve certain amounts of Afrezza Net Revenue, and (iii) increase the exit fee from 6.00% to 7.00% of the principal amount of all term loans advanced to the Company under the MidCap credit facility.

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

In November 2020, the Company entered into the third amendment to the MidCap credit facility, pursuant to which the parties agreed to (i) amend the conditions to draw Tranche 2, which had become unavailable, such that the advance became available and was, in fact, funded to the Company on December 1, 2020, (ii) amend the conditions to Tranche 3 such that the third advance was available upon the satisfaction of certain conditions, including certain milestone conditions associated with Tyvaso DPI, (iii) add a covenant that requires the marketing of Tyvaso DPI if the third advance is funded, (iv) amend the financial covenant relating to trailing twelve month minimum Afrezza Net Revenue (as defined in the MidCap credit facility) requirements, (v) increase the minimum cash covenant to $30.0 million at all times, (vi) extend the interest only period until September 1, 2022, at which time principal on each term loan advance is payable in 24 equal monthly installments, and (vii) amend the prepayment fees.

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

In December 2020, the Company entered into the fourth and fifth amendments to the MidCap credit facility. Pursuant to the fourth amendment, MidCap consented to the acquisition by the Company of QrumPharma, Inc. Pursuant to the omnibus joinder and fifth amendment, QrumPharma was joined as a borrower to the MidCap credit facility and to certain related financing documents.

In March 2021 the Company entered into the sixth amendment to the MidCap credit facility to accommodate the issuance of the Senior convertible notes.

On April 22, 2021, the Company entered into the seventh amendment of the MidCap credit facility, pursuant to which the parties agreed to, among other things, (i) increase the amount available under the third advance from $25.0 million to $60.0 million and extend the date through which the third advance is available to June 30, 2022, (ii) amend the conditions to the third advance of $60.0 million being available to draw, including certain milestone conditions associated with Tyvaso DPI, (iii) remove the Company’s obligation to issue a warrant to purchase shares of the Company’s common stock upon drawing down the third advance, (iv) extend the interest-only period until September 1, 2023 and extend the maturity date until August 1, 2025, (v) amend the financial covenant relating to trailing 12 month minimum Afrezza net revenue, (vi) decrease the minimum cash covenant, (vii) decrease the interest rate on any amounts outstanding, now or in the future, under the MidCap credit facility, (viii) permit the Company to make certain acquisitions, subject to requirements, and (ix) permit the Company to make investments of up to an additional $9.0 million so long as the Company has $90.0 million or more of unrestricted cash following such investment.  Concurrent with entering into this amendment, the Company made a $10.0 million principal prepayment against outstanding term loans under the MidCap credit facility and paid a related $1.0 million exit fee in lieu of the unaccrued portion of the original exit fee and prepayment penalties that would otherwise have been due with respect to the partial prepayment.

Tranche 1, Tranche 2 and, if borrowed, Tranche 3, each accrue interest at an annual rate equal to the lesser of (i) 8.25% and (ii) the one-month LIBOR (subject to a one-month LIBOR floor of 1.00%) plus 6.25%. Interest on each term loan advance is due and payable monthly in arrears. Principal on each term loan advance under Tranche 1, Tranche 2 and, if applicable, Tranche 3 is payable in 24 equal monthly installments beginning September 1, 2023, until paid in full on August 1, 2025. The Company has the option to prepay its existing term loans, in whole or in part, subject to early termination fees in an amount equal to 3.00% of principal prepaid if prepayment occurs on or prior to April 22, 2022; 2.00% of principal prepaid if prepayment occurs on or after April 23, 2022 through and including April 22, 2023; and 1.00% of principal prepaid if prepayment occurs on or after April 23, 2023 through the maturity date.   Tranche 3 will be subject to a similar scheme of early termination fees measured from the anniversary of the funding date for such tranche, if ever.

The Company’s obligations under the MidCap credit facility are secured by a security interest on substantially all of its assets, including intellectual property.

The MidCap credit facility, as amended, contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions.  The Company must also comply with a financial covenant relating to trailing twelve month minimum Afrezza net revenue, tested on a monthly basis, unless the Company has $90.0 million or more of unrestricted cash. The Company is also subject to a minimum cash covenant of $10.0 million at all times; however, this covenant will be eliminated in the event that Tyvaso DPI is approved by the FDA. As of March 31, 2021, the Company was in compliance with the financial and minimum cash covenants.

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

The Company also agreed to issue warrants to purchase shares of the Company’s common stock (the “MidCap warrants”) upon the drawdown of Tranches 1 and 2 in an aggregate amount equal to 3.25% of the amount drawn, divided by the exercise price per share for that tranche. The exercise price per share is equal to the volume-weighted average closing price of the Company’s common stock for the ten business days immediately preceding the second business day before the issue date. As a result of Tranche 1, the Company issued warrants to purchase an aggregate of 1,171,614 shares of the Company’s common stock, at an exercise price equal to $1.11 per share. As a result of Tranche 2, the Company issued warrants to purchase an aggregate of 111,853 shares of the Company’s common stock, at an exercise price equal to $2.91 per share. The MidCap warrants are immediately exercisable and expire on the earlier to occur of the seventh anniversary of the respective issue date or, in certain circumstances, the closing of a merger, sale or other consolidation transactions in which the consideration is cash, stock of a publicly traded acquirer, or a combination thereof. The Company determined that these warrants met the criteria for equity classification and accounted for such warrants in additional paid-in capital.

Mann Group promissory notes — In August 2019, the Company issued a $35.0 million note that is convertible into shares of the Company’s common stock at $2.50 per share (the “Mann Group convertible note”) and issued a non-convertible note to Mann Group in an aggregate principal amount of $35.1 million (the “Mann Group non-convertible note” and, together with the Mann Group convertible note, the “Mann Group promissory notes”) as part of a restructuring of its then existing indebtedness to Mann Group.

The Mann Group promissory notes each accrued interest at the rate of 7.00% per year on the principal amount, payable quarterly in arrears on the first day of each calendar quarter beginning October 1, 2019. On April 22, 2021, the Company and Mann Group entered into an amendment of the Mann Group convertible note, pursuant to which the parties agreed to (i) reduce the interest rate from 7.0% to 2.5% effective on April 22, 2021, and (ii) extend the maturity date from November 3, 2024 to December 31, 2025.

The principal and any accrued and unpaid interest under the Mann Group convertible note may be converted, at the option of Mann Group, at any time on or prior to the close of business on the business day immediately preceding the stated maturity date, into shares of the Company’s common stock at a conversion rate of 400 shares per $1,000 of principal and/or accrued and unpaid interest, which is equal to a conversion price of $2.50 per share. The conversion rate will be subject to adjustment under certain circumstances described in the Mann Group convertible note.  Interest on the convertible note will be payable in kind by adding the amount thereof to the principal amount; provided that with respect to interest accruing from and after January 1, 2021, the Company may, at its option, elect to pay any such interest on any interest payment date, if certain conditions are met, in shares of the Company’s common stock at a price per shall equal to the last reported sale price on the trading day immediately prior to the payment date.

Pursuant to the terms of the Mann Group convertible note, Mann Group converted $3.0 million of accrued interest and $7.0 million of principal into 1.2 million shares and 2.8 million shares, respectively, of the Company’s common stock in the fourth quarter of 2020. During the three months ended March 31, 2021, Mann Group converted $0.4 million of interest and $9.6 million of principal into 4,000,000 shares of common stock.

On April 22, 2021, the Company repaid the entire principal amount of $35.1 million outstanding under the Mann Group non-convertible note, together with all accrued and unpaid interest thereon.

PPP loan – On April 10, 2020, the Company received the proceeds from the PPP loan from JPMorgan Chase Bank, N.A., as lender, in the amount of approximately $4.9 million pursuant to the PPP of the CARES Act. The PPP loan matures on April 9, 2022 and bears interest at a rate of 0.98% per annum. The PPP loan is evidenced by a promissory note dated April 9, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. All or a portion of the PPP loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application to the lender by the Company beginning 60 days after loan approval, but not later than ten months after the end of the Company’s covered period, and upon documentation of expenditures in accordance with the SBA requirements. Principal and interest payments can be deferred up to ten months after the end of the Company’s covered period unless the Company is notified earlier of its loan forgiveness status. In the event the SBA does not authorize loan forgiveness, the deferred principal and interest will be payable to the lender and the Company will then make equal monthly payments as required to fully amortize the remaining principal amount by April 9, 2022. The Company submitted its application for forgiveness in April 2021.

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

2024 convertible notes — In August 2019, the Company issued 5.75% convertible senior subordinated exchange notes due November 2024 (the “2024 convertible notes”) pursuant to an indenture, dated as of August 6, 2019, between the Company and U.S. Bank National Association, as trustee (the “2019 Indenture”).  The 2024 convertible notes were the Company’s general, unsecured obligations, and were subordinated in right of payment to the indebtedness incurred pursuant to the MidCap credit facility. The 2024 convertible notes ranked equally in right of payment with the Company’s other unsecured senior debt. The 2024 convertible notes accrued interest at the rate of 5.75% per year on the principal amount, payable semiannually in arrears on February 15 and August 15 of each year, beginning February 15, 2020, with interest accruing from August 6, 2019.  Interest on the 2024 convertible notes was payable in cash or, at the option of the Company if certain conditions are met, in shares of the Company’s common stock at a price per share equal to the last reported sale price on the trading day immediately prior to the interest payment date.

The 2024 convertible notes were convertible, at the option of the holder, at any time on or prior to the close of business on the business day immediately preceding the stated maturity date, into shares of the Company’s common stock at a conversion rate of 333.3333 shares per $1,000 principal amount of 2024 convertible notes, which is equal to a conversion price of approximately $3.00 per share.

In February 2021, pursuant to this option, the Company converted the $5.0 million 2024 convertible notes with the issuance of 1,666,667 shares of the Company’s common stock.

Accretion of debt discount and amortization of debt issuance costs related to all borrowings for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Accretion of debt discount	$60	$89
Amortization of debt issuance cost	(124)	(27)

Milestone Rights — As of March 31, 2020 and December 31, 2020, the remaining Milestone Rights liability balance was $7.3 million, which was based on initial fair value estimates calculated using the income approach and reduced by milestone achievement payments made. During the third quarter of 2019, the Company achieved the first Afrezza net sales milestone specified by the Milestone Rights. The Company achieved the second milestone during the three months ended March 31, 2021. As a result, the Company is required to deliver a milestone event notice to the Milestone Purchasers no later than the date of this quarterly report and make a payment of $5.0 million within three business days thereafter. The carrying value of the Milestone Rights liability related to this $5.0 million payment is approximately $1.3 million, which represents the fair value related to this payment that was determined in 2013 (the most recent measurement date). Accordingly, approximately $1.3 million in value related to the next milestone payment was recorded in accrued expenses and other current liabilities and the remaining long-term portion of $5.9 million is included as Milestone Rights liability in the accompanying condensed consolidated balance sheets as of March 31, 2021.

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

7. Collaboration, Licensing and Other Arrangements

Revenue from collaborations and services for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
UT License Agreement	$8,999	$7,978
Vertice Pharma Co-promotion Agreement	292	—
Receptor CLA	10	62
Cipla License and Distribution Agreement	36	37
UT Research Agreement	—	158
Total revenue from collaborations and services	$9,337	$8,235

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

As of March 31, 2021, the deferred revenue for the UT License Agreement consisted of $25.6 million, which was classified as current on the condensed consolidated balance sheet.

Vertice Pharma Co-promotion Agreement — In December 2020, the Company entered into a co-promotion agreement with Vertice Pharma where the Company’s sales force will promote Thyquidity to adult endocrinologists, pediatric endocrinologists and other healthcare providers who treat hypothyroidism. Following the commercial launch of Thyquidity, in consideration of the sales and promotional activities provided by the Company’s sales force, Vertice is obligated to pay fixed quarterly payments to the Company, as well as variable consideration based on gross profits resulting from all sales of Thyquidity. Vertice Pharma launched Thyquidity in collaboration with the Company in February 2021.

At inception of the agreement, the Company identified a single performance obligation that the Company will satisfy over time. The Company estimates the total transaction price is approximately $6.3 million, consisting of fixed consideration and the unconstrained amount of estimated variable consideration, which is based on gross profit applied to defined revenue benchmarks. The amount of variable consideration is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur and the payments will be received. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment. The total transaction price will be recognized over a two-year period. the period over which the Company is required to satisfy its performance obligation, using the input method based on the costs incurred to date as a percentage of the total estimated costs to fulfill the contract. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer.

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

In September 2019, the Company delivered its first shipment of Afrezza to Biomm and recorded it as net revenue — commercial product sales for $0.7 million, in advance of the planned launch of the product in Brazil by Biomm. During the second quarter of 2020, the Company sold $0.2 million of product to Biomm. No additional shipments were made to Biomm in 2020 or in the first quarter of 2021.

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

The nonrefundable licensing fee was recorded in deferred revenue and is being recognized in net revenue – collaborations over 15 years, representing the estimated period to satisfy the performance obligation. The additional milestone payments represent variable consideration for which the Company has not recognized any revenue because of the uncertainty of obtaining marketing approval. As of March 31, 2021, the deferred revenue balance was $1.8 million, of which $0.2 million is classified as current and $1.6 million is classified as long term in the accompanying condensed consolidated balance sheets.

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

The carrying amounts reported in the accompanying condensed consolidated financial statements for cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities (excluding the Milestone Rights liability) approximate their fair value due to their relatively short maturities. The fair value of the cash equivalents, MidCap credit facility, Mann Group promissory notes, 2024 convertible notes, Senior convertible notes and Milestone Rights liabilities are disclosed below.

Cash Equivalents and Restricted Cash— Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash. As of March 31, 2021 and December 31, 2020, the Company held $247.8 million and $67.0 million, respectively, of cash and cash equivalents. The Company held $0.2 million in restricted cash as of March 31, 2021 and December 31, 2020, which are comprised of money market funds. Restricted cash is used to collateralize a letter of credit. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

Investments — Investments consist of highly liquid investments that are intended to facilitate liquidity and capital preservation. The fair value of investments approximates their carrying value. The measurement of which is based on a market approach using quoted market values (Level 1 in the fair value hierarchy). As of March 31, 2021, the Company held $29.0 million of short-term investments and $1.5 million of long-term investments.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (Level 3 in the fair value hierarchy) (in millions):

	March 31, 2021
	Carrying Value	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
Senior convertible notes(1)	$222.9	$209.7	$209.7
MidCap credit facility(2)	49.4	52.7	52.7
Mann Group convertible notes(3)	18.4	42.2	42.2
Mann Group non-convertible notes(4)	35.1	31.5	31.5
PPP loan(5)	4.9	4.8	4.8
Milestone rights(6)	7.3	12.6	12.6

____________________

(1)

Fair value determined by applying a discounted cash flow analysis to the straight note with a hypothetical yield of 14% and a Monte Carlo simulation for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $199.0 million and $221.6 million, respectively.

(2)

Fair value determined by applying a discounted cash flow analysis with a hypothetical yield of 10%. A change in yield of + or – 2% would result in a fair value of $50.7 million and $54.8 million, respectively.

(3)

Fair value determined by applying a discounted cash flow analysis with a hypothetical yield of 14% to the straight note and a binomial option pricing model for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $41.3 million and $43.2 million, respectively.

(4)

Fair value determined by applying a discounted cash flow analysis with a hypothetical yield of 14%. A change in yield of + or – 2% would result in a fair value of $29.6 million and $33.6 million, respectively.

(5)

Fair value determined by applying a discounted cash flow analysis with a hypothetical yield of 10%. A change in yield of + or – 2% would result in a fair value of $4.8 million and $4.8 million, respectively.

(6)	Fair value determined by applying a Monte Carlo simulation.
	December 31, 2020
	Carrying Value	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:(1)
MidCap credit facility	$49.3	$55.4	$55.4
Mann Group promissory notes(2)	63.0	78.9	78.9
2024 convertible notes	5.0	7.0	7.0
PPP loan	4.9	4.7	4.7
Milestone rights	7.3	19.8	19.8

____________________

(1)	Fair value measurements were based on a discounted cash flow model, except for the Milestone rights for which a Monte Carlo simulation was applied.
(2)	Mann Group promissory notes consisted of the following carrying values and fair values:

Mann Group convertible notes carrying value of $28.0 million and fair value of $52.2 million.

Mann Group non-convertible notes carrying value of $35.1 million and fair value of $26.7 million.

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

9. Common and Preferred Stock

The Company is authorized to issue 400,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of March 31, 2021 and December 31, 2020, 249,072,677 and 242,117,089 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

In February 2018, the Company entered into a controlled equity offering sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million or such other amount as may be permitted by the Sales Agreement. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. For the three months ended March 31, 2021, the Company sold an aggregate of 578,063 shares of the Company’s common stock at a weighted average purchase price of $3.26 per share for an aggregate gross proceeds of approximately $1.9 million pursuant to the Sales Agreement. For the three months ended March 31, 2020, the Company sold an aggregate of 412,870 shares of the Company’s common stock at an average purchase price of $1.29 per share for an aggregate gross proceeds of approximately $0.5 million pursuant to the Sales Agreement.

In the first quarter of 2021, Mann Group converted $0.4 million of interest and $9.6 million of principal into 4,000,000 shares of common stock in accordance with the terms of the Mann Group convertible note. See Note 6 – Borrowings.

In February 2021, the Company converted $5.0 million principal amount of 2024 convertible notes into 1,666,667 shares of the Company’s common stock in accordance with the terms of the 2024 convertible notes. See Note 6 – Borrowings.

10. Earnings per Common Share (“EPS”)

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

The following tables summarize the components of the basic and diluted EPS computations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
EPS — basic and diluted:
Net loss (numerator)	$(12,916)	$(9,322)
Weighted average common shares (denominator)	246,631	212,467
Net loss per share	$(0.05)	$(0.04)

Common shares issuable represents incremental shares of common stock which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the Senior convertible notes and the Mann Group convertible notes.

Potentially dilutive securities outstanding that are considered antidilutive are summarized as follows (in shares):

	Three Months Ended March 31,
	2021	2020
Common stock options and PNQs	11,321,734	14,014,315
RSUs and Market RSUs (1)	6,282,279	522,021
Employee stock purchase plan	94,157	144,088
Senior convertible notes	44,120,463	—
Mann Group convertible notes	7,370,000	14,000,000
2024 convertible notes	—	1,666,667
Warrants associated with MidCap credit facility	1,283,467	1,171,614
Warrants associated with public offering	—	7,250,000
Common stock warrants	—	31,851
Total shares	70,472,100	38,800,556

____________________

(1)	Market RSUs are included at the maximum share delivery percentage.

11. Stock-Based Compensation Expense

During the three months ended March 31, 2021, the Company granted 370,137 restricted stock units to employees. The restricted stock units had a weighted average grant date fair value of $5.53 per share, of which 202,237 shares had a vesting period of 1 year and 167,900 shares had a vesting period of four years.

As of March 31, 2021, there was $4.1 million of unrecognized stock-based compensation expense related to options and PNQs, which is expected to be recognized over a weighted average period of approximately 1.8 years, and $7.5 million and $4.9million of unrecognized stock-based compensation expense related to RSUs and Market RSUs, respectively, which is expected to be recognized over a weighted average period of approximately 3.1 and 2.2 years, respectively.

Total stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
RSUs and options	$1,826	$1,066
Employee stock purchase plan	109	62
Total stock compensation expense	$1,935	$1,128

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

The Company issued 292,981 and 333,727 shares of common stock pursuant to the ESPP for the three months ended March 31, 2021 and 2020, respectively. There were approximately 1.3 million shares of common stock available for issuance under the ESPP as of March 31, 2021.

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of March 31, 2021, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

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

In August 2019, the Company and Amphastar amended the Insulin Supply Agreement to extend the term to 2026 and to restructure the annual purchase commitments. As of March 31, 2021, the remaining purchase requirements are as follows:

Minimum Commitment
2021	€7.0 million
2022	€8.5 million
2023	€10.9 million
2024	€14.6 million
2025	€15.5 million
2026	€19.4 million

Unless terminated earlier, the term of the Insulin Supply Agreement expires on December 31, 2026 and can be renewed for additional, successive two-year terms upon 12 months’ written notice given prior to the end of the initial term or any additional two-year term. The Company and Amphastar each have normal and customary termination rights, including termination for a material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy or insolvency of the other party. In addition, the Company may terminate the Insulin Supply Agreement upon two years’ prior written notice to Amphastar without cause or upon 30 days’ prior written notice to Amphastar if a controlling regulatory authority withdraws approval for Afrezza, provided, however, in the event of a termination pursuant to either of the latter two scenarios, the provisions of the Insulin Supply Agreement require the Company to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination.

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

Vehicle Leases – During the second quarter of 2018, the Company entered into a lease agreement with Enterprise Fleet Management Inc. During the quarter ended March 31, 2021, a vehicle was removed from the fleet, resulting in a fleet size of 88 vehicles. No gain or loss was recorded. The revised monthly payment inclusive of maintenance fees, insurance and taxes is $69,000. The lease expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Office Leases — In May 2017, the Company executed an office lease with Russell Ranch Road II LLC for the Company’s corporate headquarters in Westlake Village, California. The office lease commenced in August 2017. The Company agreed to pay initial monthly lease payments of $40,951, subject to 3% annual increases, plus the estimated cost of maintaining the property and common areas by the landlord, with a five-month concession from October 2017 through February 2018.  The lease also provides for allowances for tenant alterations and maintenance. The lease expires in January 2023 and provides the Company with a five-year renewal option. The lease expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

In November 2017, the Company executed an office lease with Russell Ranch Road II LLC to expand the office space for the Company’s corporate headquarters in Westlake Village, California. The office lease commenced in October 2018. The Company agreed to pay initial monthly lease payments of $35,969, subject to a 3% annual increase, plus the estimated operating cost of maintaining the property by the landlord, which are allocable based an annual assessment made by the landlord. In addition, the Company received reimbursement from the landlord of $56,325 for tenant improvements and was not required to pay a first-year common area maintenance fee. The lease expires in January 2023 and provides the Company with a five-year renewal option.

Lease information is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease costs	$350.1	$351.5
Variable lease costs	111.2	100.5
Cash paid	461.3	452.0

	March 31, 2021	December 31, 2020
Weighted average remaining lease term (in years)	1.7	1.9
Weighted average discount rate	8.8%	7.5%

Future minimum office and vehicle lease payments as of March 31, 2021 and December 31, 2020, are as follows (in thousands):

	March 31, 2021	December 31, 2020
2021	$1,123	$1,494
2022	1,239	1,239
2023	88	88
Total	$2,450	$2,821

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report that are not strictly historical in nature are “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. The preceding interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related notes for the year ended December 31, 2020 and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

OVERVIEW

We are a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for endocrine and orphan lung diseases. Our lead product, is Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, which was approved by the FDA in June 2014. Since September 2018, we have been collaborating with United Therapeutics to develop an inhaled formulation of treprostinil known as Tyvaso DPI. In April 2021, United Therapeutics submitted an NDA for Tyvaso DPI to the FDA. United Therapeutics has applied a priority review voucher to the NDA that could provide for an FDA decision by December 2021. The FDA must first accept the application for review and issue a formal review goal date in accordance with the Prescription Drug User Fee Act.

Our business is subject to significant risks, including but not limited to our ability to commercialize Afrezza successfully, our ability to manufacture sufficient quantities of Afrezza and Tyvaso DPI and our potential need to raise additional capital to fund our operations. Other significant risks also include the risks inherent in drug development, clinical trials and the regulatory approval process for our product candidates, which in some cases depends upon the efforts of our partners.

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

The impact of the COVID-19 pandemic continues to be uncertain. We do not yet know the full extent of potential delays or impacts on our business, our collaboration arrangements, commercialization efforts, healthcare systems or to the global economy as a whole. The COVID-19 pandemic has the potential to have additional adverse impacts on our operations. We will continue to monitor the COVID-19 situation closely.

As of March 31, 2021, we had an accumulated deficit of $3.1 billion and a stockholders’ deficit of $173.6 million. We had net loss of $12.9 million for the three months ended March 31, 2021. To date, we have funded our operations through the sale of convertible debt securities and equity, from the receipt of upfront and milestone payments from certain collaborations, and from borrowings under certain loan arrangements and also from the sale of Afrezza.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2020. See Note 1 – Description of Business and Significant Accounting Policies in the condensed consolidated financial statements included in Part I – Financial Statements (Unaudited) for descriptions of the new accounting policies and impact of adoption.

RESULTS OF OPERATIONS

Three months ended March 31, 2021 and 2020

Revenues

The following tables provide a comparison of the revenue categories for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Net revenue — commercial product sales:
Gross revenue from commercial product sales	$13,610	$13,931	$(321)	(2%)
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(5,511)	(5,931)	$(420)	(7%)
Net revenue — commercial product sales	8,099	8,000	$99	1%
Revenue — collaborations and services	9,337	8,235	$1,102	13%
Total revenues	$17,436	$16,235	$1,201	7%

Gross revenue from the sales of Afrezza decreased by $0.3 million, or 2%, for the three months ended March 31, 2021 compared to the same period in the prior year. The decrease reflects the absence of stockpiling of Afrezza during the first quarter of 2021 in contrast to the same period last year when there was a noticeable increase in prescription refills as lockdowns began to be imposed across the country in response to the emerging COVID-19 pandemic. The gross-to-net adjustment was $5.5 million (or 40% of gross revenue) for the three months ended March 31, 2021, compared to $5.9 million (or 43% of gross revenue) for the same period in the prior year. The decrease of $0.4 million was primarily driven by a decrease in accounting estimates for wholesaler distribution fees and prompt pay discounts as a result of the termination of our free goods program on December 31, 2020. As a result, net revenue from the sales of Afrezza increased by $0.1 million, or 1%, for the three months ended March 31, 2021 compared to the prior year period. Our sales force continues to have varying degrees of access to physicians due to restrictions enacted in response to the COVID-19 pandemic. This limitation on access continued to have an impact on our commercial sales during the three months ended March 31, 2021 and may continue to negatively impact our near-term revenues from Afrezza.

Net revenue from collaborations and services increased by $1.1 million, or 13%, for the three months ended March 31, 2021 compared to the same period in the prior year. The increase in collaborations and services revenue was primarily attributed to the UT license agreement and the Vertice Pharma Co-promotion Agreement. See Note 7 – Collaboration, Licensing and Other Arrangements.

Commercial product gross profit

The following tables provide a comparison of the commercial product gross profit categories for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Commercial product gross profit:
Net revenue — commercial product sales	$8,099	$8,000	$99	1%
Less: cost of goods sold	4,315	4,164	$151	4%
Commercial product gross profit	$3,784	$3,836	$(52)	(1%)
Gross margin	47%	48%

Commercial product gross profit for the three months ended March 31, 2021 decreased by $0.1 million, or 1%, compared to the same period in the prior year. Gross margin for the three months ended March 31, 2021 was 47% compared to 48% for the same period in the prior year. The decrease in gross profit and gross margin was attributable to an increase in cost of goods sold. Cost of goods sold increased by $0.2 million, or 4%, for the three months ended March 31, 2021 compared to the same period in the prior year, primarily due to $1.2 million of decreased manufacturing activities, which resulted in a reduced amount of costs capitalized to inventory, partially offset by $0.5 million of inventory write-offs and $0.4 million of costs associated with lower product sales, of which $0.2 million is associated with the impact of the termination of the free goods program on December 31, 2020.

Expenses

The following tables provide a comparison of the expense categories for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Expenses:
Cost of goods sold	$4,315	$4,164	$151	4%
Cost of revenue — collaborations and services	3,295	3,362	$(67)	(2%)
Research and development	2,442	1,755	$687	39%
Selling	9,620	8,146	$1,474	18%
General and administrative	7,793	6,204	$1,589	26%
Asset impairment	—	1,521	$(1,521)	(100%)
Gain on foreign currency translation	(3,838)	(1,796)	$2,042	114%
Total expenses	$23,627	$23,356	$271	1%

Cost of revenue — collaborations and services decreased by $0.1 million, or 2%, for the three months ended March 31, 2021 compared to the same period in the prior year.  The decrease was attributable to costs incurred in the prior year period for the Cipla distribution agreement that were not incurred in the current period, partially offset by an increase in costs for the UT License agreement and the Vertice Pharma Co-promotion Agreement.

Research and development expenses increased by $0.7 million, or 39%, for the three months ended March 31, 2021 compared to the same period in the prior year. The increase was attributable to personnel costs primarily related to increased headcount for research and development, regulatory and medical affairs.

Selling expenses increased by $1.5 million, or 18%, for the three months ended March 31, 2021 compared to the same period in the prior year. The increase was primarily attributable to a $0.8 million increase in personnel costs primarily related to increased headcount for our Afrezza commercial team, $0.3 million in patient support services and $0.3 million in promotional and marketing activities.

General and administrative expenses increased by $1.6 million, or 26%, for the three months ended March 31, 2021 compared to the same period in the prior year. This increase was primarily attributable to personnel-related costs.

An impairment of $1.5 million was recognized for the three months ended March 31, 2020 for a commitment asset related to the future funding commitments of the MidCap credit facility. There were no asset impairments for the three months ended March 31, 2021.

Under the Insulin Supply Agreement with Amphastar, payment obligations are denominated in Euros. We are required to record the foreign currency translation impact of the U.S. dollar to Euro exchange rate associated with the recognized gain or loss on purchase commitments. The foreign currency translation gain increased $2.0 million for the three months ended March 31, 2021 compared to the same period in the prior year.

Other Income (Expense)

The following tables provide a comparison of the other income (expense) categories for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Interest income	$3	$133	$(130)	(98%)
Interest expense on notes	(5,422)	(1,071)	$4,351	406%
Interest expense on Mann Group promissory notes	(1,030)	(1,259)	$(229)	(18%)
Other expense	(276)	(4)	$272	*
Total other expense	$(6,725)	$(2,201)	$4,524	206%

____________________

* Not meaningful

Interest income decreased by $0.1 million, or 98% for the three months ended March 31, 2021 compared to the same period in the prior year, due to lower short-term interest rates.

Interest expense increased by $4.4 million for the three months ended March 31, 2021 compared to the same period in the prior year. The increase was primarily due to a $3.7 million milestone obligation that was achieved during the quarter and interest expense from the Senior convertible notes and the MidCap credit facility.

Other expense consisted of a loss associated with a foreign currency hedging transaction for the three months ended March 31, 2021 which was entered to mitigate our exposure to foreign currency exchange risks associated with our insulin purchase obligation under the Insulin Supply Agreement. There was no hedging transaction for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from certain collaborations, and from borrowings under certain loan arrangements and the sales of Afrezza.

As of March 31, 2021, we had $338.4 million principal amount of outstanding debt, consisting of:

•

$230.0 million aggregate principal amount of Senior convertible notes bearing interest at 2.50% payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 and will mature on March 1, 2026, unless earlier converted, redeemed or repurchased. The Senior convertible notes are convertible at an initial conversion price of approximately $5.21 per share of Common Stock. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture.

•

$50.0 million principal amount under the MidCap credit facility, bearing interest at an annual rate equal to one-month LIBOR plus 6.75%, subject to a one-month LIBOR floor of 2.00%, payable in equal monthly installments beginning in September 2022 through maturity in August 2024.

•

$53.5 million principal amount of indebtedness under the Mann Group promissory notes bearing interest at a fixed rate of 7.00% per annum compounded quarterly and maturing in November 2024, $18.4 million of which is convertible into shares of our common stock at the option of Mann Group at a conversion price of $2.50 per share. Interest is paid-in-kind from August 2019 until the end of 2020, after which we have the option to either pay interest in-kind or in shares.

•

$4.9 million from a loan under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), all or a portion of which may be forgiven. The PPP loan matures in April 2022 and bears interest at a rate of 0.98% per annum. Principal and interest payments can be deferred up to ten months after the end of a 24-week covered period unless we are notified earlier of our loan forgiveness status. In the event the SBA does not authorize loan forgiveness, the deferred principal and interest will be payable to the lender and we will then make equal monthly payments as required to fully amortize the remaining principal amount by April 9, 2022.

In February 2021, we elected to convert the $5.0 million principal amount of 2024 convertible notes into 1,666,667 shares of our common stock in accordance with the terms of the 2024 convertible notes. There can be no assurance that we will have sufficient resources to make any required repayments of principal under the Senior Convertible Notes, the MidCap credit facility, promissory notes or unforgiven amounts of the PPP Loan. The Senior Convertible Notes and Mann Group convertible notes are fully convertible prior to maturity as further disclosed in Note 6 – Borrowings.

To date, we have been able to timely make our required interest payments, but we cannot guarantee that we will be able to do so in the future. If we fail to repurchase the Mann Group promissory notes or unforgiven amounts of the PPP loan, we will be in default under the applicable instrument for such indebtedness, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether.

In July 2013, we issued Milestone Rights to the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $70.0 million of which remains payable upon achievement of such milestones. See Note 12 – Commitments and Contingencies and Note 6 – Borrowings for further information related to the Milestone Rights.

During the three months ended March 31, 2021, we used $12.7 million of cash for our operating activities as a result of our net loss of $12.9 million. The net change in operating asset and liabilities was primarily a result of the recognition of amortization of deferred revenue of $9.0 million, partially offset by an increase in accrued expenses and other current liabilities of $8.3 million.

During the three months ended March 31, 2020, we used $11.2 million of cash for our operating activities as a result of our net loss of $9.3 million, the increase in operating assets and liabilities of $5.3 million and non-cash charges of $3.4 million. The increase in operating asset and liabilities was primarily a result of deferred revenue amortization of $8.2 million.

Cash used in investing activities of $31.4 million for the three months ended March 31, 2021 was primarily due to the purchase of debt securities.

Cash provided by investing activities of $19.9 million for the three months ended March 31, 2020 was primarily due to the proceeds from the sale of treasury bills.

Cash provided by financing activities of $225.0 million for the three months ended March 31, 2021 was primarily due to net proceeds from the offering of Senior convertible notes of $222.9 million.

Cash provided by financing activities of $0.3 million for the three months ended March 31, 2020 was primarily due to proceeds from at-the-market offerings of $0.7 million, partially offset by the payment of employment taxes related to vested restricted stock units of $0.3 million.

Future Liquidity Needs

We are not currently profitable and have rarely generated positive net cash flow from operations. In addition, we expect to continue to incur significant expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for Afrezza, and development costs for other product candidates in our pipeline. As of March 31, 2021, we had capital resources of $247.8 million in cash and cash equivalents, $29.0 million in short-term investments, $1.5 million in long-term investments, an accumulated deficit of $3.1 billion and total principal amount of outstanding borrowings of $338.4 million.

In March 2021, we issued $230.0 million of Senior convertible notes before offering expenses. In April 2021, we made a $10.0 million principal prepayment against outstanding term loans under the MidCap credit facility and repaid the entire principal amount of $35.1 million outstanding under the Mann Group non-convertible note (together with all accrued and unpaid interest thereon) as further disclosed in Note 6 – Borrowings. As amended, the MidCap credit facility provides a secured term loan facility with an aggregate principal amount of up to $110.0 million, of which $60.0 million remains available for borrowing if the conditions for Tranche 3 are met.

We believe our resources will be sufficient to fund our operations for the next twelve months from the date of issuance of our condensed consolidated financial statements included in Part I – Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements.

Contractual Obligations

See Note 6 – Borrowings and Note 12 – Commitments and Contingencies for a discussion of material changes outside of the ordinary course of business in our contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in the Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

All of our debt has fixed interest rates, so the interest expense associated with such debt is not exposed to changes in market interest rates. Specifically, the interest rate on amounts borrowed under the Mann Group promissory notes is fixed at 7.00%, the interest rate under the PPP loan is fixed at 0.98%, and the interest rate under the Senior convertible notes is fixed at 2.50%. See Note 6 – Borrowings for information about the principal amount of outstanding debt.

Foreign Currency Exchange Risk

In February 2021, we entered into a foreign currency hedging transaction to mitigate our exposure to foreign currency exchange risks associated with our insulin purchase obligation under the Insulin Supply Agreement. The hedging transaction hedges against short-term currency fluctuations for the remaining current year purchase obligation under the Insulin Supply Agreement of €7.0 million and is renewable every 90 days. We realized a $0.3 million currency loss during the three months ended March 31, 2021. This amount is recorded in other income and expense.

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement with Amphastar. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro.  For the three months ended March 31, 2021, we realized a $3.9 million currency gain, which was included in gain on foreign currency translation in the accompanying condensed consolidated statements of operations. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on March 31, 2021 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax loss of approximately $8.9 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and our Chief Financial Officer have concluded, as of such date, that our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission before making investment decisions regarding our common stock.

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

RISKS RELATED TO OUR BUSINESS

•

We are currently dependent on the successful commercialization of our only approved product, Afrezza. The continued commercialization and development of Afrezza will require substantial capital that we may not be able to obtain.

•	If we fail as an effective manufacturing organization, we may be unable to support commercialization of Afrezza or Tyvaso DPI.
•	We may need to raise additional capital to fund our operations.
•	We expect that our results of operations will fluctuate for the foreseeable future, which may make it difficult to predict our future performance from period to period.
•

Our business, product sales, results of operations and ability to access capital could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic. The COVID-19 pandemic could materially affect our operations, including at our headquarters in California and at our manufacturing facility in Connecticut and with respect to our sales force and their ability to interact with health care professionals, as well as the business or operations of our suppliers, distributors or other third parties with whom we conduct business.

•

If we do not obtain regulatory approval of Afrezza in foreign jurisdictions, we will not be able to market Afrezza in such jurisdictions, which could limit our commercial revenues. We may not be able to establish additional regional partnerships or other arrangements with third parties for the commercialization of Afrezza outside of the United States.

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

Risk Factors

RISKS RELATED TO OUR BUSINESS

We are currently dependent on the successful commercialization of our only approved product, Afrezza. The continued commercialization and development of Afrezza will require substantial capital that we may not be able to obtain.*

We have expended significant time, money and effort in the development of our only approved product, Afrezza. We anticipate that in the near term our prospects and ability to generate significant revenues will depend on our ability to successfully commercialize Afrezza in the United States. In addition, we anticipate that revenues from our existing or future licensing arrangements for our Technosphere platform technology that involve license, milestone, royalty or other payments to us will depend on our ability to achieve the performance obligations specified in such arrangements.

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

If we fail as an effective manufacturing organization, we may be unable to support commercialization of Afrezza or Tyvaso DPI.*

We use our Danbury, Connecticut facility to formulate both the Afrezza and Tyvaso DPI inhalation powders, fill plastic cartridges with the powders, package the cartridges in blister packs, and place the blister packs into foil pouches. A contract packager assembles the foil-pouched blister packs along with inhalers and package inserts into the final kits for commercial sale.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up production to commercial batch sizes, which is the stage of production that we have now reached with Tyvaso DPI. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel. There is also a need to comply with strictly enforced federal, state and foreign regulations, including inspections. Our facility is inspected on a regular basis by the FDA with respect to the manufacture of Afrezza, most recently in June 2018; however, we anticipate that our facility will need to undergo a pre-approval inspection related to Tyvaso DPI before the FDA will approve the NDA for that product. If the FDA makes any major inspectional observations, the approval and launch of Tyvaso DPI may be delayed. The COVID-19 pandemic may adversely impact FDA’s ability to travel and conduct a pre-approval inspection, including related to a backlog of inspections that has built up over the duration of the pandemic.

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

We may need to raise additional capital to fund our operations.*

As of March 31, 2021, we had cash and cash equivalents of $247.8 million, short-term investments of $29.0 million, long-term investments of $1.5 million and $338.4 million principal amount of outstanding debt. We may need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities, including the commercialization of Afrezza and the development of our product candidates. It may be difficult for us to raise additional funds on favorable terms, or at all. The extent of our additional funding requirements will depend on a number of factors, including:

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

•	the rate of progress and costs of our clinical studies and research and development activities;
•	the costs of procuring raw materials and operating our manufacturing facility;
•	our obligation to make milestone payments;
•	our success in establishing additional strategic business collaborations or other sales or licensing of assets, and the timing and amount of any payments we might receive from any such transactions;
•	actions taken by the FDA and other regulatory authorities affecting Afrezza, Tyvaso DPI and our product candidates and competitive products;
•	the emergence of competing technologies and products and other market developments;
•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;
•	the level of our legal and litigation expenses; and
•	the costs of discontinuing projects and technologies, and/or decommissioning existing facilities, if we undertake any such activities.

We have raised capital in the past through the sale of equity and debt securities and we may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities including asset-based borrowings. There can be no assurances, however, that we will be able to raise additional capital in the future on acceptable terms, or at all. In addition, the COVID-19 pandemic continues to have the potential for disruption of global financial markets. This disruption, if sustained or recurrent, could prevent us or make it more difficult for us to access capital.

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

In the event that sufficient additional funds are not obtained through strategic collaboration opportunities, sales of securities, funding facilities, licensing arrangements, borrowing arrangements and/or asset sales on a timely basis, we may be required to reduce expenses through the delay, reduction or curtailment of our projects, or further reduction of costs for facilities and administration. Moreover, if we do not obtain such additional funds, there may be substantial doubt about our ability to continue as a going concern and increased risk of insolvency and up to total loss of investment to our stockholders and other security holders. If we are or become insolvent, holders of our common stock or other securities may lose the entire value of their investment.

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

We expect that our results of operations will fluctuate for the foreseeable future, which may make it difficult to predict our future performance from period to period.*

Our operating results have fluctuated in the past and are likely to do so in future periods. Some of the factors that could cause our operating results to fluctuate from period to period include the factors that will affect our funding requirements described above under “Risk Factors — We may need to raise additional capital to fund our operations.”

We believe that comparisons from period to period of our financial results are not necessarily meaningful and should not be relied upon as indications of our future performance.

Our business, product sales, results of operations and ability to access capital could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, in regions where we or third parties distribute our products or where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in California and at our manufacturing facility in Connecticut and with respect to our sales force and their ability to interact with health care professionals, as well as the business or operations of our suppliers, distributors or other third parties with whom we conduct business.*

Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we have business operations, and could cause significant disruption in the operations of third-party manufacturers and distributors upon whom we rely.

The ongoing COVID-19 pandemic has resulted in a number of restrictions to reduce the spread of the disease, including executive orders in California and Connecticut, and several other state and local orders across the country, which, among other things, directed individuals to shelter at their places of residence, directed schools, businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings, and ordered cessation of non-essential travel. In some places, these orders have been lifted whereas other locations, including Los Angeles County where our headquarters is located, continue to be subject to restrictions. The emergence of new variants of the SARS-CoV-2 virus raises the possibility that recurring cycles of restrictions will be imposed in the future, notwithstanding vaccination efforts. The effects of state and local stay-at-home orders and our own work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations due to the COVID-19 pandemic could negatively impact our business, operating results and financial condition.

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

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic continues to have the potential for disruption of global financial markets. This disruption, if sustained or recurrent, could make it more difficult for us to access capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

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

If we do not obtain regulatory approval of Afrezza in foreign jurisdictions, we will not be able to market Afrezza in such jurisdictions, which could limit our commercial revenues. We may not be able to establish additional regional partnerships or other arrangements with third parties for the commercialization of Afrezza outside of the United States.*

Although Afrezza has been approved in the United States by the FDA and in Brazil by ANVISA, we have not yet obtained approval in any other jurisdiction. In order to market Afrezza in a foreign jurisdiction, we must obtain regulatory approval in each such foreign jurisdiction, and we may never be able to obtain such approvals. The research, testing, manufacturing, labeling, sale, import, export, marketing, and distribution of pharmaceutical products outside the United States are subject to extensive regulation by foreign regulatory authorities, whose regulations differ from country to country. We will be required to comply with the different regulations and policies of the jurisdictions where we seek approval for Afrezza, and we have not yet identified all of the requirements that we will need to satisfy to submit Afrezza for approval for other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support the approval of Afrezza in the United States.

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

We may not be successful in our efforts to develop and commercialize our product candidates.*

We have sought to develop our product candidates through our internal research programs. Other than Tyvaso DPI, which UT submitted for regulatory approval in April 2021, all of our product candidates will require additional research and development and, in some cases, significant preclinical, clinical and other testing prior to seeking regulatory approval to market them. Accordingly, these product candidates will not be commercially available for a number of years, if at all. Further research and development on these programs will require significant financial resources. Given our limited financial resources, our need to support the regulatory submission and launch preparations of Tyvaso DPI and our ongoing attention on the development and commercialization of Afrezza, we will likely not be able to advance these programs into clinical development unless we are able to obtain specific funding for these programs or enter into collaborations with third parties.

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

We have a history of operating losses, we expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

We are not currently profitable and have rarely generated positive net cash flow from operations. As of March 31, 2021, we had an accumulated deficit of $3.1 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of Afrezza. In addition, under our Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin through 2026. As of March 31, 2021, there was €75.9 million remaining in aggregate purchase commitments under this agreement. We may not have the necessary capital resources to service this contractual commitment.

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

We have a substantial amount of debt, and we may be unable to make required payments of interest and principal as they become due.*

The notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q provide details about our various debt obligations. As of March 31, 2021, we had $338.4 million principal amount of outstanding debt, consisting of:

•

$230.0 million aggregate principal amount of Senior convertible notes due 2026 bearing interest at 2.50% payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 and will mature on March 1, 2026, unless earlier converted, redeemed or repurchased. The Senior convertible notes are convertible at an initial conversion price of approximately $5.21 per share of Common Stock. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture.

•

$50.0 million principal amount under the MidCap credit facility, bearing interest at an annual rate equal to one-month LIBOR plus 6.75%, subject to a one-month LIBOR floor of 2.00%, payable in equal monthly installments beginning in September 2022 through maturity in August 2024.

•

$53.5 million principal amount of indebtedness under the Mann Group promissory notes bearing interest at a fixed rate of 7.00% per annum compounded quarterly and maturing in November 2024, $18.4 million of which is convertible into shares of our common stock at the option of Mann Group at a conversion price of $2.50 per share. Interest is paid-in-kind from August 2019 until the end of 2020, after which we have the option to either pay interest in-kind or in shares.

•

$4.9 million from a loan under the Paycheck Protection Program of the CARES Act, all or a portion of which may be forgiven. The PPP loan matures in April 2022 and bears interest at a rate of 0.98% per annum. Principal and interest payments can be deferred up to ten months after the end of a 24-week covered period unless we are notified earlier of our loan forgiveness status. In the event the SBA does not authorize loan forgiveness, the deferred principal and interest will be payable to the lender and we will then make equal monthly payments as required to fully amortize the remaining principal amount by April 9, 2022.

On April 22, 2021, we and Mann Group entered into an amendment to the Mann Group convertible note, pursuant to which the parties agreed to (i) reduce the interest rate from 7.0% to 2.5% effective on April 22, 2021, and (ii) extend the maturity date from November 3, 2024 to December 31, 2025.  On April 22, 2021, we repaid the entire principal amount of $35.1 million outstanding under the Mann Group non-convertible note, together with all accrued and unpaid interest thereon.

All or a portion of the PPP loan may be forgiven by the SBA upon application to our lender by us beginning 60 days after loan approval up to 24 weeks after the date of the loan disbursement (the “covered period”), but not later than ten months after the end of our covered period, and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered interest and covered utilities during the 24-week period (or eight-week period at our option) beginning on the date of loan approval. Not more than 40% of the forgiven amount may be for non-payroll costs. The amount of the PPP loan eligible to be forgiven will be reduced if our full-time headcount declines, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25%. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above, and we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP loan will ultimately be forgiven by the SBA. Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan.

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

On April 22, 2021, we entered into the seventh amendment of the MidCap credit facility, pursuant to which the parties agreed to, among other things, (i) increase the amount available under the third advance from $25.0 million to $60.0 million and extend the date through which the third advance is available to June 30, 2022, (ii) amend the conditions to the third advance of $60.0 million being available to draw, including certain milestone conditions associated with Tyvaso DPI, (iii) remove our obligation to issue a warrant to purchase shares of our common stock upon drawing down the third advance, (iv) extend the interest-only period until September 1, 2023 and extend the maturity date until August 1, 2025, (v) amend the financial covenant relating to trailing 12 month minimum Afrezza net revenue to eliminate the requirement to test compliance so long as we have $90.0 million or more of unrestricted cash, (vi) decrease the minimum cash covenant from $30.0 million to $10.0 million at all times and eliminate the minimum cash covenant in the event that Tyvaso DPI is approved by the FDA, (viii) permit us to make certain acquisitions, subject to requirements, and (ix) permit us to make investments of up to an additional $9.0 million so long as we have $90.0 million or more of unrestricted cash following such investment.  Concurrent with entering into this amendment, we made a $10.0 million principal prepayment against outstanding term loans under the MidCap credit facility and paid a related $1.0 million exit fee in lieu of the unaccrued portion of the original exit fee and prepayment penalties that would otherwise have been due with respect to the partial prepayment.

Under the MidCap credit facility, we must comply with a minimum cash covenant of $10.0 million at all times and may be required to comply with additional covenants in the future under certain circumstances. Further, the MidCap credit facility requires us, and any debt arrangements we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

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

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the terms of our indebtedness when required. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on, or repay, our outstanding term loan under the MidCap credit facility, or if we fail to repay or repurchase the PPP loan or borrowings under the Mann Group promissory notes when required, we will be in default under the instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payers to contain or reduce the costs of healthcare through various means. In certain foreign markets the pricing of prescription pharmaceuticals is subject to direct governmental control. In the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (“HHS”), finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of this rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that there will continue to be a number of federal and state proposals to implement similar and/or additional governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private third-party payers may take in response to any drug pricing and reimbursement reform proposals or legislation. For example, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. Such reforms may limit our ability to generate revenues from sales of Afrezza or other products that we may develop in the future and achieve profitability. Further, to the extent that such reforms have a material adverse effect on the business, financial condition and profitability of any future marketing partner for Afrezza, and companies that are prospective collaborators for our product candidates, our ability to commercialize Afrezza and our product candidates under development may be adversely affected.

In the United States and elsewhere, sales of prescription pharmaceuticals still depend in large part on the availability of coverage and adequate reimbursement to the consumer from third-party payers, such as government health administration authorities and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services. The market for Afrezza and our product candidates for which we may receive regulatory approval will depend significantly on access to third-party payers’ drug formularies, which are the lists of medications for which third-party payers provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payers may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. Even if favorable coverage and reimbursement status is attained for Afrezza or our product candidates for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. In addition, because each third-party payer individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming and costly process. We may be required to provide scientific and clinical support for the use of any product to each third-party payer separately with no assurance that approval would be obtained. This process could delay the market acceptance of any product and could have a negative effect on our future revenues and operating results. Even if we succeed in bringing more products to market, we cannot be certain that any such products would be considered cost-effective or that coverage and adequate reimbursement to the consumer would be available. Patients will be unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2020, we had federal and state net operating loss carryforwards of $2.4 billion and $1.3 billion, respectively, which we assess annually. A portion of our federal and state net operating loss carryforwards have begun to expire. Net operating loss carryforwards that expire unused will be unavailable to offset future income tax liabilities. Under the Tax Act as modified by the CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of our initial public offering, an ownership change within the meaning of Section 382 occurred in August 2004. As a result, federal net operating loss and credit carry forwards of approximately $216.0 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years. We have completed a Section 382 analysis beginning from the date of our initial public offering through December 31, 2020, to determine whether additional limitations may be placed on our net operating loss carryforwards and other tax attributes, and no additional changes in ownership that met the Section 382 ownership change threshold were identified through December 31, 2020. There is a risk that changes in ownership may occur in tax years after December 31, 2020. If a change in ownership were to occur, our net operating loss carryforwards and other tax attributes could be further limited or restricted. If an ownership change were to occur and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

There have been executive, judicial and congressional challenges to certain provisions of the PPACA. President Trump signed Executive Orders and other directives designed to eliminate the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Act included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the PPACA. Although the United States Supreme Court has yet ruled on the constitutionality of the PPACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is unclear how the Supreme Court rule, other such litigation, the healthcare reform measures of the Biden administration will impact the PPACA and our business.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, and, following passage of the BBA, will stay in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (the “ATRA”), which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

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

•

The federal Health Insurance Portability and Accountability Act (“HIPAA”), which created new federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program or falsifying, concealing, or covering up a material fact in connection with the delivery of or payment for health care benefits;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on entities subject to the law, such as certain healthcare providers, health plans, and healthcare clearinghouses and their respective business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information as well as their covered subcontractors. In addition, in May 2018, the European Union, or EU, adopted European General Data Protection Regulation, or GDPR, which contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. We anticipate that over time we may expand our business operations to include additional operations in the EU, including potentially conducting preclinical and clinical trials. With such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR;

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

We participate in the Medicaid Drug Rebate Program, as administered by CMS, and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payers in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law,  which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price (“AMP”), for single source and innovator multiple source drugs, beginning January 1, 2024. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition.

In addition, the Office of Inspector General of the HHS and other Congressional, enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate AMP and best price (“BP”) for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payers. For example, failure to submit monthly/quarterly AMP and BP data on a timely basis could result in a civil monetary penalty. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that the CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.

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

Moreover, the term of a patent is limited and, as a result, the patents protecting our products expire at various dates. For example, various patents providing protection for the powder component of Afrezza have terms extending into 2026, 2028, 2029 or 2030. In addition, patents providing protection for our inhaler and cartridges have terms extending into 2023, 2031 or 2032. Our method of treatment claims extends into 2026, 2029, 2030 or 2031. As and when these different patents expire, Afrezza could become subject to increased competition. As a consequence, we may not be able to recover our development costs.

An issued patent is presumed valid unless it is declared otherwise by a court of competent jurisdiction. However, the issuance of a patent is not conclusive as to its validity or enforceability and it is uncertain how much protection, if any, will be afforded by our patents. A third party may challenge the validity or enforceability of a patent after its issuance by various proceedings such as oppositions in foreign jurisdictions, or post grant proceedings, including, oppositions, re-examinations or other review in the United States. In some instances, we may seek re-examination or reissuance of our own patents. If we attempt to enforce our patents, they may be challenged in court where they could be held invalid, unenforceable, or have their breadth narrowed to an extent that would destroy their value.

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

Interference proceedings brought by the USPTO, may be necessary to determine the priority of inventions with respect to our pre-AIA patent applications or those of our collaborators or licensors. Additionally, the AIA has greatly expanded the options for post-grant review of patents that can be brought by third parties. In particular, Inter Partes Review (“IPR”), available against any issued United States patent (pre-and post-AIA), has resulted in a higher rate of claim invalidation, due in part to the much reduced opportunity to repair claims by amendment as compared to re-examination, as well as the lower standard of proof used at the USPTO as compared to the federal courts. With the passage of time an increasing number of patents related to successful pharmaceutical products are being subjected to IPR. Moreover, the filing of IPR petitions has been used by short-sellers as a tool to help drive down stock prices. We may not prevail in any litigation, post-grant review, or interference proceedings in which we are involved and, even if we are successful, these proceedings may result in substantial costs and be a distraction to our management. Further, we may not be able, alone or with our collaborators and licensors, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

•	the availability of critical materials used in developing and manufacturing Afrezza, Tyvaso DPI or other product candidates;

•	developments or disputes concerning our relationship with any of our current or future collaborators or third party manufacturers;

•	developments or disputes concerning our patents or proprietary rights;

•	the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals;

•	announcements by us concerning our financial condition or operating performance;

•	changes in securities analysts’ estimates of our financial condition or operating performance;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	the trades of short sellers;

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

The future sale of our common stock or the exchange or conversion of our convertible debt into, or exercise of our outstanding warrants for, common stock could negatively affect the market price of our common stock and other securities.*

As of April 30, 2021, we had 249,157,354 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise, the issuance of additional shares of our common stock upon the exchange or conversion of the Mann Group promissory notes, or upon issuance of our outstanding warrants, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported, in August 2019 we issued the Mann Group convertible note, which is convertible into shares of the Company’s common stock at $2.50 per share. In accordance with the terms of the Mann Group convertible note, Mann Group converted (i) $5.0 million of principal into 2,000,000 shares of common stock on January 8, 2021, and (ii) $0.4 million of interest and $4.6 million of principal into an additional 2,000,000 shares of common stock on February 4, 2021. See Note 6 – Borrowings.

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

4.5

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

4.10

Indenture, dated as of March 4, 2021, by and between MannKind Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on March 5, 2021).

Exhibit Number	Description of Document
4.11

Form of Global Note, representing MannKind Corporation’s 2.50% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.15) (incorporated by reference to Exhibit 4.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on March 5, 2021).

10.1

Amendment No. 6 to Credit and Security Agreement, dated March 1, 2021, by and among MannKind Corporation, MannKind LLC, QrumPharma, Inc., and MidCap Financial Trust (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on March 5, 2021).

10.2

Amendment No. 7 to Credit and Security Agreement, dated April 22, 2021, by and among MannKind Corporation, MannKind LLC, QrumPharma, Inc., and MidCap Financial Trust (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on April 26, 2021).

10.3

Amendment No. 1 to Convertible Promissory Note, dated April 22, 2021, by and between MannKind Corporation and The Mann Group LLC (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on April 26, 2021).

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

101	Inline Interactive Data Files pursuant to Rule 405 of Regulation S-T.

104	The cover page has been formatted in Inline XBRL.

______________________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2021	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ STEVEN B. BINDER
Steven B. Binder
Chief Financial Officer (Principal Financial and Accounting Officer)