Form 10-Q
period 2021-06-30
MANNKIND CORP
filed 2021-08-11
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

As of July 30, 2021, there were 249,660,178 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2021

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$62,522	$67,005
Restricted cash	—	158
Short-term investments	99,970	—
Accounts receivable, net	6,305	4,218
Inventory	7,482	4,973
Prepaid expenses and other current assets	3,624	3,122
Total current assets	179,903	79,476
Property and equipment, net	28,139	25,867
Long-term investments	38,950	—
Other assets	5,799	3,265
Total assets	$252,791	$108,608

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$7,486	$5,582
Accrued expenses and other current liabilities	22,406	19,707
PPP loan — current	4,873	4,061
Deferred revenue — current	20,126	33,275
Recognized loss on purchase commitments — current	5,538	11,080
Total current liabilities	60,429	73,705
Senior convertible notes	223,217	—
MidCap credit facility	38,614	49,335
Mann Group promissory notes	18,425	63,027
Accrued interest — Mann Group promissory notes	169	4,150
PPP loan — long term	—	812
2024 convertible notes	—	5,000
Recognized loss on purchase commitments — long term	83,179	84,208
Operating lease liability	564	1,202
Deferred revenue — long term	1,589	1,662
Milestone rights liability	4,839	5,926
Deposits from customer	5,317	—
Total liabilities	436,342	289,027
Commitments and contingencies (Note 12)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value - 400,000,000 shares authorized, 249,617,550 and 242,117,089 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2,496	2,421
Additional paid-in capital	2,911,535	2,866,303
Accumulated deficit	(3,097,582)	(3,049,143)
Total stockholders' deficit	(183,551)	(180,419)
Total liabilities and stockholders' deficit	$252,791	$108,608

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Net revenue — commercial product sales	$9,976	$6,985	$18,075	$14,985
Revenue — collaborations and services	13,304	8,129	22,641	16,364
Total revenues	23,280	15,114	40,716	31,349
Expenses:
Cost of goods sold	4,411	3,677	8,726	7,841
Cost of revenue — collaborations and services	5,515	1,983	8,810	5,345
Research and development	2,329	1,464	4,771	3,219
Selling, general and administrative	20,056	13,670	37,469	28,020
Asset impairment	—	368	—	1,889
Loss (gain) on foreign currency translation	903	1,867	(2,935)	71
Loss on purchase commitments	339	—	339	—
Total expenses	33,553	23,029	57,180	46,385
Loss from operations	(10,273)	(7,915)	(16,464)	(15,036)
Other (expense) income:
Interest income	25	14	28	147
Interest expense on notes	(2,812)	(1,084)	(8,234)	(2,155)
Interest expense on Mann Group promissory notes	(368)	(1,281)	(1,398)	(2,540)
Loss on extinguishment of debt	(22,130)	—	(22,130)	—
Other income (expense)	35	14	(241)	10
Total other expense	(25,250)	(2,337)	(31,975)	(4,538)
Loss before provision for income taxes	(35,523)	(10,252)	(48,439)	(19,574)
Provision for income taxes	—	—	—	—
Net loss	$(35,523)	$(10,252)	$(48,439)	$(19,574)
Net loss per share - basic and diluted	$(0.14)	$(0.05)	$(0.20)	$(0.09)
Shares used to compute basic and diluted net loss per share	249,295	213,880	247,970	212,943

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(35,523)	$(10,252)	$(48,439)	$(19,574)
Other comprehensive loss:
Cumulative translation loss	—	—	—	(19)
Comprehensive loss	$(35,523)	$(10,252)	$(48,439)	$(19,593)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
BALANCE, JANUARY 1, 2020	211,788	$2,118	$2,799,278	$(19)	$(2,991,903)	$(190,526)
Issuance of common stock under Employee Stock Purchase Plan	334	3	315	—	—	318
Stock-based compensation expense	—	—	1,128	—	—	1,128
Issuance of common stock associated with debt interest payment	99	1	143	—	—	144
Net issuance of common stock associated with stock options and restricted stock units	504	5	(322)	—	—	(317)
Issuance of common stock in at-the-market offering	413	4	518	—	—	522
Issuance cost associated with at-the-market offering	—	—	(16)	—	—	(16)
Write-off of cumulative translation loss	—	—	—	19	—	19
Net loss	—	—	—	—	(9,322)	(9,322)
BALANCE, MARCH 31, 2020	213,138	$2,131	$2,801,044	$—	$(3,001,225)	$(198,050)

Stock-based compensation expense	—	—	2,185	—	—	2,185
Issuance of common stock from the exercise of warrants	7,250	73	11,527	—	—	11,600
Issuance of common stock pursuant to conversion of the June 2020 note	1,235	12	2,618	—	—	2,630
Net issuance of common stock associated with stock options and restricted stock units	297	3	114	—	—	117
Issuance of common stock in at-the-market offering	7,459	75	12,291	—	—	12,366
Issuance cost associated with at-the-market offering	—	—	(320)	—	—	(320)
Issuance of common stock from market price stock purchase	10	—	14	—	—	14
Adjustment of common stock in association with restricted stock units	(461)	(5)	5	—	—	—
Net loss	—	—	—	—	(10,252)	(10,252)
BALANCE, JUNE 30, 2020	228,928	$2,289	$2,829,478	$—	$(3,011,477)	$(179,710)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
BALANCE, JANUARY 1, 2021	242,118	$2,421	$2,866,303	$—	$(3,049,143)	$(180,419)
Net issuance of common stock associated with stock options and restricted stock units	390	4	393	—	—	397
Issuance of common stock under Employee Stock Purchase Plan	293	3	387	—	—	390
Stock-based compensation expense	—	—	1,935	—	—	1,935
Issuance of common stock pursuant to conversion of the Mann Group convertible note	3,830	38	9,535	—	—	9,573
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	170	2	425	—	—	427
Issuance of common stock pursuant to conversion of the 2024 convertible notes	1,667	17	4,983	—	—	5,000
Issuance of common stock pursuant to payoff of the 2024 convertible note interest	27	—	143	—	—	143
Issuance of common stock in at-the-market offering	578	6	1,880	—	—	1,886
Issuance cost associated with at-the-market offering	—	—	(38)	—	—	(38)
Net loss	—	—	—	—	(12,916)	(12,916)
BALANCE, MARCH 31, 2021	249,073	$2,491	$2,885,946	$—	$(3,062,059)	$(173,622)

Net issuance of common stock associated with stock options and restricted stock units	520	5	(550)	—	—	(545)
Stock-based compensation expense	—	—	3,926	—	—	3,926
Premium on Mann Group convertible note	—	—	22,107	—	—	22,107
Issuance of common stock from market price stock purchase	25	—	106	—	—	106
Net loss	—	—	—	—	(35,523)	(35,523)
BALANCE, JUNE 30, 2021	249,618	$2,496	$2,911,535	$—	$(3,097,582)	$(183,551)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,439)	$(19,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	22,130	—
Stock-based compensation expense	5,861	3,313
Interest on milestone payment	3,663	—
(Gain) loss on foreign currency translation	(2,935)	71
Depreciation, amortization and accretion	1,671	1,105
Interest expense on Mann Group promissory notes	1,398	2,536
Amortization of right-of-use assets	668	576
Asset impairment	—	1,889
Write-off of inventory	—	496
Other, net	—	19
Changes in operating assets and liabilities:
Accounts receivable, net	(2,087)	147
Inventory	(2,509)	(164)
Prepaid expenses and other current assets	(502)	1,352
Other assets	(202)	82
Accounts payable	1,904	1,032
Accrued expenses and other current liabilities	3,215	(1,343)
Deferred revenue	(13,222)	(3,803)
Operating lease liabilities	(1,554)	(1,401)
Recognized loss on purchase commitments	(3,636)	(1,236)
Deposits from customer	5,317	—
Accrued interest on Mann Group promissory notes	(4,919)	—
Net cash used in operating activities	(34,178)	(14,903)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of debt securities	(138,920)	—
Purchase of available-for-sale securities	(3,000)	—
Purchase of property and equipment	(2,030)	(300)
Proceeds from sale of treasury bills	—	20,000
Net cash (used in) provided by investing activities	(143,950)	19,700
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Senior convertible notes	230,000	—
Issuance costs associated with Senior convertible notes	(7,268)	—
Principal payments on Mann Group promissory notes	(35,051)	—
Payment of MidCap credit facility	(10,000)	—
Payment of MidCap credit facility prepayment penalty	(1,000)	—
Milestone payment	(5,000)	—
Proceeds from at-the-market offering	1,886	12,564
Issuance costs associated with at-the-market offering	(38)	(331)
Payment of employment taxes related to vested restricted stock units and exercise of stock options	(148)	(201)
Proceeds from market price stock purchase	106	14
Issuance of common stock from the exercise of warrants	—	11,600
Proceeds from PPP loan	—	4,873
Net cash provided by financing activities	173,487	28,519
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(4,641)	33,316
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	67,163	30,222
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$62,522	$63,538
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash, net of amounts capitalized	$6,717	$1,820
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Premium on Mann Group convertible note	22,107	—
Payment on Mann Group convertible note through issuance of common stock	9,573	—
Payment of 2024 convertible notes through issuance of common stock	5,000	—
Non-cash construction in progress and property and equipment	1,183	—
Payment of Mann Group convertible note interest through issuance of common stock	427	—
Issuance of common stock under Employee Stock Purchase Plan	390	318
Payment of interest on 2024 convertible notes through issuance of common stock	143	144
Payment of principal on Senior convertible notes through issuance of common stock	—	2,630
Receivable from at-the-market offering	—	470

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Significant Accounting Policies

The unaudited condensed consolidated financial statements of MannKind Corporation and its subsidiaries (“MannKind,” the “Company,” “we” or “us”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 25, 2021 (the “Annual Report”).

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2021 may not be indicative of the results that may be expected for the full year.

Financial Statement Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates or assumptions. Management considers many factors in selecting appropriate financial accounting policies, and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process and the COVID-19 pandemic has increased the level of judgment used by management in developing these estimates and assumptions. The COVID-19 pandemic continues to rapidly evolve and the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. These effects could have a material impact on the estimates and assumptions used in the preparation of the condensed consolidated financial statements. The more significant estimates include revenue recognition and gross-to-net adjustments, assessing long-lived assets for impairment, clinical trial expenses, inventory costing and recoverability, recognized loss on purchase commitment, milestone rights liability, stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets.

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

Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with GAAP.

The Company is not currently profitable and has rarely generated positive net cash flow from operations. In addition, the Company expects to continue to incur significant expenditures for the foreseeable future in support of its manufacturing operations, sales and marketing costs for Afrezza, and development of other product candidates in the Company’s pipeline. As of June 30, 2021, the Company had capital resources of $62.5 million in cash and cash equivalents, $100.0 million in short-term investments, $39.0 million in long-term investments, an accumulated deficit of $3.1 billion and total principal amount of outstanding borrowings of $293.3 million.

In August 2019, the Company and its wholly owned subsidiary, MannKind LLC, entered into a credit and security agreement with MidCap Financial Trust (as amended, the “MidCap credit facility”). The MidCap Credit Facility currently provides a secured term loan facility with a potential aggregate principal amount of up to $110.0 million, leaving a balance of $50.0 million outstanding as of December 31, 2020. In April 2021, $10.0 million of the outstanding principal amount was repaid leaving a balance of $40.0 million at June 30, 2021. See Note 6 – Borrowings. In March 2021, the Company issued $230.0 million of 2.50% convertible senior notes due 2026 (the “Senior convertible notes”) to provide additional operating capital and pay down higher cost debt. The cash received from this debt issuance has resolved the Company’s significant risks and uncertainties regarding sources of liquidity, which previously raised substantial doubt about the Company’s ability to continue as a going concern.

The Company believes its resources will be sufficient to fund its operations for the next twelve months from the date of issuance of these condensed consolidated financial statements. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported condensed consolidated balance sheets or statements of operations. An adjustment has been made to the condensed consolidated statements of cash flows for the six months ended June 30, 2020 to combine payment of employment taxes related to vested restricted stock units and exercise of stock options in the cash flows from financing activities. These changes in classification do not affect previously reported cash flows from operating or investing activities.

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

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analysis also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of June 30, 2021 and, therefore, the transaction price was not reduced further during the six months ended June 30, 2021. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net revenue — commercial product sales and earnings in the period such variances become known.

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

The Company’s collaboration agreements typically entitle the Company to additional payments upon the achievement of development, regulatory and sales milestones. If the achievement of a milestone is considered probable at the inception of the collaboration, the related milestone payment is included with other collaboration consideration, such as upfront fees and research funding, in the Company’s revenue calculation. If these milestones are not considered probable at the inception of the collaboration, the milestones will typically be recognized in one of two ways depending on the timing of when the milestone is achieved.  If the milestone is improbable at inception and subsequently deemed probable of achievement, such will be added to the transaction price, resulting in a cumulative adjustment to revenue.  If the milestone is achieved after the performance period has been completed and all performance obligations have been delivered, the Company will recognize the milestone payment as revenue in its entirety in the period the milestone was achieved.

The Company’s collaborative agreements, for accounting purposes, represent contracts with customers and therefore are not subject to accounting literature on collaborative agreements. The Company grants licenses to its intellectual property, supplies raw materials or finished goods, provides research and development services and offers sales support for the co-promotion of products, all of which are outputs of the Company’s ongoing activities, in exchange for consideration. The Company does not develop assets jointly with collaboration partners, and does not share in significant risks of their development or commercialization activities. Accordingly, the Company concluded that its collaborative agreements must generally be accounted for pursuant to Topic 606, Revenue from Contracts with Customers.

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

PPP loan — On April 10, 2020, the Company received the proceeds from a loan in the amount of approximately $4.9 million (the “PPP loan”) from JPMorgan Chase Bank, N.A., as lender, pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company accounted for the PPP loan as a financial liability in accordance with ASC Topic 470, Debt. Accordingly, the PPP loan was recognized as current and long-term debt in the Company’s consolidated balance sheets and is included as PPP loan — current and PPP loan — long term. In addition, a de minimis amount of accrued interest is included in accrued expenses and other current liabilities. On July 28, 2021, the Company received notification from the U.S. Small Business Administration (“SBA”) that the full principal amount of the PPP loan was forgiven. See Note 6 – Borrowings for additional information.

Cost of Goods Sold — Cost of goods sold includes material, labor costs and manufacturing overhead. Cost of goods sold also includes a significant component of current period manufacturing costs in excess of costs capitalized into inventory (excess capacity costs).  These costs, in addition to the impact of the revaluation of inventory for standard costing, and write-offs of inventory are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. The cost of goods sold excludes the cost of insulin purchased under our Insulin Supply Agreement (the “Insulin Supply Agreement”) with Amphastar Pharmaceuticals, Inc. (“Amphastar”). All insulin inventory on hand was written off and the full purchase commitment contract to purchase future insulin was accrued as a recognized loss on purchase commitments as of the end of 2015.

Cash and Cash Equivalents and Restricted Cash —The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of June 30, 2021 and December 31, 2020, cash equivalents were comprised of money market accounts with maturities less than 90 days from the date of purchase.

The Company records restricted cash when cash and cash equivalents are restricted as to withdrawal or usage. The Company presents amounts of restricted cash that will be available for use within 12 months of the reporting date as restricted cash in current assets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to amounts reported on the condensed consolidated statements of cash flows (in thousands):

	June 30, 2021	December 31, 2020	June 30, 2020
Cash and cash equivalents	$62,522	$67,005	$63,222
Restricted cash	—	158	316
Total cash, cash equivalents, and restricted cash	$62,522	$67,163	$63,538

Held-to-Maturity Investments — The Company’s investments generally consist of commercial paper, corporate notes or bonds and U.S. Treasury securities. For the three and six months ended June 30, 2021, the Company held short-term and long-term investments of debt securities, including commercial paper and bonds. The Company intends to hold its investments until maturity and are therefore stated at amortized cost. Those investments with maturities less than 12 months are included in short-term investments and investments with maturities in excess of twelve months are included in long-term investments in our condensed consolidated balance sheets. The amortization of the Company’s investments is recognized as interest expense in the condensed consolidated statements of operations and was approximately $0.1 million for the three and six months ended June 30, 2021. There was no such amortization for the three or six months ended June 30, 2020. No allowance for credit losses on held-to-maturity securities was required as of June 30, 2021.

Available-for-Sale Investment — In June 2021, the Company invested $3.0 million in Thirona Bio, Inc. (“Thirona”) and received a $3.0 million convertible promissory note (the “Thirona convertible note”).  Unless earlier converted into conversion shares pursuant to the note purchase agreement, the principal and accrued interest shall be due and payable by Thirona on demand by the Company at any time after the maturity date of December 2022.  Interest shall accrue at a rate of 6% per annum.  The Thirona convertible note is a general unsecured obligation of Thirona. The Thirona convertible note is classified as an available-for-sale security and is included in other assets in the condensed consolidated balance sheet. Available-for-sale investments are subsequently measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company determines fair value of its available-for-sale investments using level 3 inputs. As of June 30, 2021, the Company evaluated the fair value of its investment in Thirona and determined that the fair value approximates the carrying value of $3.0 million. In June 2021, the Company and Thirona also entered into a collaboration agreement to develop a compound for the treatment of fibrotic lung diseases. See Note 7 – Collaboration, Licensing and Other Arrangements for additional information.

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

In August 2019, the Company recorded a $1.5 million commitment asset and a $0.4 million other asset for deferred debt issuance costs related to the future funding commitments of the MidCap Credit Facility.  A quarterly assessment was performed to determine if the Company was on target to achieve certain required milestone conditions in order for the Company to access further borrowings under the MidCap credit facility. The Company determined that such milestone conditions related to Afrezza trailing net revenue were unlikely to be achieved. As a result, an asset impairment of $1.9 million was recognized during the six months ended June 30, 2020 and is reflected in the Company’s condensed consolidated statements of operations. See Note 6 – Borrowings for further information on the MidCap credit facility.

Recognized Loss on Purchase Commitments — The Company assesses whether losses on long-term purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for the future purchases are recognized unless recoverable. When making the assessment, the Company also considers whether it is able to renegotiate with its vendors. The recognized loss on purchase commitments is reduced as inventory items are received. If, subsequent to an accrual, a purchase commitment is successfully renegotiated, the gain is recognized in the Company’s condensed consolidated statements of operations. The liability balance of the recognized loss on insulin purchase commitments was $88.7 million and $95.3 million as of June 30, 2021 and December 31, 2020, respectively. No new contracts were identified in 2020 or in the first six months of 2021 that required a new loss on purchase commitment accrual.

Milestone Rights Liability — On July 1, 2013, in conjunction with the execution of a financing facility with Deerfield Private Design Fund II L.P. and Deerfield Private Design International I L.P., the Company issued to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (the “Milestone Purchasers”) certain rights to receive payments of up to $90.0 million, of which $65.0 million remains payable as of June 30, 2021 upon the occurrence of specified strategic and sales milestones, including the achievement of specified net sales figures (the “Milestone Rights”). The Company analyzed the Milestone Rights and determined that they did not meet the definition of a freestanding derivative. Since the Company has not elected to apply the fair value option to the Milestone Rights, the Company recorded them at their estimated initial fair value and accounted for the Milestone Rights as a liability.

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

Clinical Trial Expenses — Clinical trial expenses, which are primarily reflected in research and development expenses in the condensed consolidated statements of operations, result from obligations under contracts with vendors, consultants and clinical site agreements in addition to internal costs associated with conducting clinical trials.

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

2. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable – commercial
Accounts receivable, gross	$8,467	$8,090
Wholesaler distribution fees and prompt pay discounts	(1,335)	(1,205)
Reserve for returns	(2,928)	(2,667)
Total accounts receivable – commercial, net	4,204	4,218
Accounts receivable – collaborations and services	2,101	—
Total accounts receivable, net	$6,305	$4,218

As of June 30, 2021 and December 31, 2020, the allowance for doubtful accounts was de minimis. The Company had three wholesale distributors representing approximately 88% of commercial accounts receivable as of June 30, 2021 and approximately 82% and 82% of gross sales for the three and six months ended June 30, 2021, respectively.

3. Inventories

Inventories consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$2,479	$1,393
Work-in-process	3,095	2,484
Finished goods	1,908	1,096
Total inventory	$7,482	$4,973

Work-in-process and finished goods as of June 30, 2021 and December 31, 2020 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off and the projected loss on the purchase commitment contract to purchase future insulin was accrued as of the end of 2015. Raw materials inventory included $0.8 million of pre-launch inventory as of June 30, 2021 and December 31, 2020, which consisted of FDKP received in November 2019 that will be used to manufacture Afrezza under an enhanced manufacturing process for FDKP.  The Company expects to receive FDA approval of the new source of FDKP in 2023, after which the pre-launch raw materials inventory will be reclassified as raw materials inventory for use in the manufacturing of Afrezza and Tyvaso DPI.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value.  The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand.  Inventory that was forecasted to become obsolete due to expiration is recorded in costs of goods sold in the condensed consolidated statements of operations. For the six months ended June 30, 2020, there was an inventory write-off of $0.5 million as a result of this assessment. There was no inventory write-off for the three and six months ended June 30, 2021.

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated Useful
	Life (Years)	June 30, 2021	December 31, 2020
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	37,717	37,543
Machinery and equipment	3-15	55,081	55,054
Furniture, fixtures and office equipment	5-10	3,004	3,004
Computer equipment and software	3	8,319	8,319
Construction in progress	—	3,072	503
		125,457	122,687
Less accumulated depreciation		(97,318)	(96,820)
Total property and equipment, net		$28,139	$25,867

Depreciation expense related to property and equipment for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation Expense	$481	$448	$941	$891

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2021	December 31, 2020
Salary and related expenses	$10,318	$11,250
Discounts and allowances for commercial product sales	4,035	3,688
Accrued interest	2,132	519
Deferred lease liability	1,351	1,422
Milestone rights liability — current	1,088	1,337
Danbury facility buildout	1,055	—
Professional fees	521	533
Sales and marketing services	347	99
Other	1,559	859
Total accrued expenses and other current liabilities	$22,406	$19,707

Included in salary and related expenses is approximately $1.0 million of deferred social security taxes as permitted under the CARES Act.  The Company was permitted to defer the employer share of social security taxes otherwise owed on dates beginning March 27, 2020 and ending December 31, 2020.  The amount of the deferral was based on wages paid from April through December 2020.  The Company received notification of forgiveness by the SBA for the full principal balance of the PPP loan as discussed in Note 6 – Borrowings.  Therefore, the deferred social security taxes will be repaid in August 2021.

6. Borrowings

Carrying amount of principal borrowings consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Senior convertible notes	$223,217	$—
MidCap credit facility	38,614	49,335
Mann Group promissory notes(1)	18,425	63,027
PPP loan	4,873	4,873
2024 convertible notes	—	5,000
Total debt — net carrying amount	$285,129	$122,235

___________________

(1)

The amendment to the Mann Group convertible note resulted in a substantial premium of $22.1 million based on the fair value post modification, which contributed to the loss on extinguishment in the condensed consolidated statement of operations for the three and six months ended June 30, 2021 and was recognized as additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2021. The accounting for the $22.1 million loss on extinguishment did not result in a change in the financial position of the Company.

The following table provides a summary of the Company’s debt and key terms as of June 30, 2021:

	Amount Due		Terms
	June 30, 2021	December 31, 2020	Annual Interest Rate		Maturity Date		Conversion Price
Senior convertible notes	$230.0 million	$—	2.50%		March 2026		$5.21 per share
MidCap credit facility(1)	$40.0 million	$50.0 million	one-month LIBOR (1% floor) plus 6.25%	(1)	August 2025	(1)	N/A
Mann Group convertible note	$18.4 million (plus $0.2 million accrued interest paid-in-kind)	$28.0 million (plus $0.6 million accrued interest paid-in-kind)	2.50%	(2)	December 2025	(2)	$2.50 per share
Mann Group non-convertible note(3)	$ —	$35.1 million (plus $3.6 million accrued interest paid-in-kind)	7.00%		November 2024		N/A
PPP loan(4)	$4.9 million	$4.9 million	0.98%		April 2022		N/A
2024 convertible notes(5)	$ —	$5.0 million	5.75%		November 2024		$3.00 per share

____________________

(1)

In April 2021, the Company prepaid $10.0 million principal balance and amended the MidCap credit facility. The interest rate prior to the amendment was one-month LIBOR (2% floor) plus 6.75% and the maturity date was in August 2024.

(2)	In April 2021, the Mann Group convertible note was amended. The interest rate prior to the amendment was 7.00% and the maturity date was in November 2024.
(3)	In April 2021, the Company prepaid $35.1 million principal balance as well as accrued unpaid interest.
(4)	In July 2021, the Company received full forgiveness from the SBA for the $4.9 million principal balance of the PPP loan.
(5)	In February 2021, the $5.0 million principal balance was converted into 1,666,667 shares of the Company’s common stock.

The maturities of our borrowings as of June 30, 2021 are as follows (in thousands):

Amounts
2021	$4,061
2022	812
2023	6,667
2024	38,425
Thereafter	243,333
Total principal payments	293,298
Discount	(1,386)
Debt issuance cost	(6,783)
Total debt — net carrying amount	$285,129

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

The Indenture includes customary covenants and sets forth certain events of default after which the Senior convertible notes may be declared immediately due and payable.

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

The Company’s net proceeds from the Offering were approximately $222.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated Offering expenses payable by the Company.  As of June 30, 2021, the unamortized debt issuance cost was $6.8 million.

MidCap credit facility — In August 2019, the Company entered into the MidCap credit facility and borrowed the first advance of $40.0 million (“Tranche 1”) in August 2019 and the second advance of $10.0 million (“Tranche 2”) in December 2020. In April 2021, $10.0 million was prepaid. Under the terms of the MidCap credit facility, a third advance of $60.0 million (“Tranche 3”) will be available to the Company between January 1, 2022 and June 30, 2022, subject to the satisfaction of certain milestone conditions associated with Tyvaso DPI through the Company’s collaboration with United Therapeutics (see Note 7 – Collaboration, Licensing and Other Arrangements).

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

In connection with the extension of the interest only period for the $40.0 million drawn under Tranche 1, a $0.2 million loss on extinguishment was recognized in the consolidated statements of operations for the year ended December 31, 2020. The funding of $10.0 million under Tranche 2 resulted in the recognition of approximately $0.3 million of debt discount and a de minimis amount of debt issuance costs.

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

On April 22, 2021, the Company entered into the seventh amendment of the MidCap credit facility, pursuant to which the parties agreed to, among other things, (i) increase the amount available under the third advance from $25.0 million to $60.0 million and extend the date through which the third advance is available to June 30, 2022, (ii) amend the conditions to the third advance of $60.0 million being available to draw, including certain milestone conditions associated with Tyvaso DPI, (iii) remove the Company’s obligation to issue a warrant to purchase shares of the Company’s common stock upon drawing down the third advance, (iv) extend the interest-only period until September 1, 2023 and extend the maturity date until August 1, 2025, (v) amend the financial covenant relating to trailing 12 month minimum Afrezza net revenue, (vi) decrease the minimum cash covenant, (vii) decrease the interest rate on any amounts outstanding, now or in the future, under the MidCap credit facility, (viii) permit the Company to make certain acquisitions, subject to requirements, and (ix) permit the Company to make investments of up to an additional $9.0 million so long as the Company has $90.0 million or more of unrestricted cash and short-term investments following such investment.  Concurrent with entering into this amendment, the Company made a $10.0 million principal prepayment against outstanding term loans under the MidCap credit facility and paid a related $1.0 million exit fee in lieu of the unaccrued portion of the original exit fee and prepayment penalties that would otherwise have been due with respect to the partial prepayment.

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

The prepayment penalty of $1.0 million related to the payment of $10.0 million was capitalized and will be amortized over the remaining life of the debt. As of June 30, 2021, the unamortized debt discount was $0.4 million and the unamortized prepayment penalty was $0.9 million.

The Company’s obligations under the MidCap credit facility are secured by a security interest on substantially all of its assets, including intellectual property.

The MidCap credit facility, as amended, contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions.  The Company must also comply with a financial covenant relating to trailing twelve month minimum Afrezza net revenue, tested on a monthly basis, unless the Company has $90.0 million or more of unrestricted cash and short-term investments. The Company is also subject to a minimum cash covenant of $10.0 million at all times; however, this covenant will be eliminated in the event that Tyvaso DPI is approved by the FDA. As of June 30, 2021, the Company was in compliance with the financial and minimum cash covenants.

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

The amendment to the Mann Group convertible note resulted in a debt extinguishment with a substantial premium based on the fair value post extinguishment. The fair value in excess of the face amount of $18.4 million contributed to a loss on extinguishment of $22.1 million in our condensed consolidated statement of operations for the three and six months ended June 30, 2021 and resulted in a corresponding debt premium of $22.1 million which was recognized as additional paid-in capital in our condensed consolidated balance sheet as of June 30, 2021. The accounting for the $22.1 million loss on extinguishment did not result in a change in the financial position of the Company. The Company wrote off a de minimis amount of debt issuance cost.

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

Pursuant to the terms of the Mann Group convertible note, Mann Group converted $3.0 million of accrued interest and $7.0 million of principal into 1.2 million shares and 2.8 million shares, respectively, of the Company’s common stock in the fourth quarter of 2020. During the six months ended June 30, 2021, Mann Group converted $0.4 million of interest and $9.6 million of principal into 4,000,000 shares of common stock.

On April 22, 2021, the Company repaid the entire principal amount of $35.1 million outstanding under the Mann Group non-convertible note, together with all accrued and unpaid interest thereon.

PPP loan – On April 10, 2020, the Company received the proceeds from the PPP loan from JPMorgan Chase Bank, N.A., as lender, in the amount of approximately $4.9 million pursuant to the PPP of the CARES Act. On July 28, 2021, the Company received notification from the SBA that the full principal amount of the PPP loan was forgiven.

Prior to being forgiven, the PPP loan was evidenced by a promissory note dated April 9, 2020 that matured on April 9, 2022 and bore interest at a rate of 0.98% per annum (which was being deferred). The Company used all proceeds from the PPP loan to retain employees, maintain payroll and make lease, interest and utility payments.

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

In February 2021, the Company converted the $5.0 million 2024 convertible notes with the issuance of 1,666,667 shares of the Company’s common stock.

Amortization of debt discount and debt issuance cost related to all borrowings for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization of debt discount	$86	$90	$146	$179
Amortization of debt issuance cost	363	27	488	55

Milestone Rights — As of June 30, 2021 and December 31, 2020, the remaining Milestone Rights liability balance was $5.9 million and $7.3 million, respectively, which was based on initial fair value estimates calculated using the income approach and reduced by milestone achievement payments made. During the first quarter of 2021, the Company achieved the second Afrezza net sales milestone specified by the Milestone Rights. The milestone carrying value of the Milestone Rights liability related to the $5.0 million payment, which was made in the second quarter of 2021, was approximately $1.3 million, which represented the fair value as determined in 2013 (the most recent measurement date).

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

7. Collaboration, Licensing and Other Arrangements

Revenue from collaborations and services for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
UT License Agreement	$12,163	$7,978	$21,163	$15,956
Vertice Pharma Co-Promotion Agreement	856	—	1,147	—
Receptor CLA	165	63	175	125
Cipla License and Distribution Agreement	37	35	73	72
Other	83	—	83	—
UT Research Agreement	—	53	—	211
Total revenue from collaborations and services	$13,304	$8,129	$22,641	$16,364

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

The Company expected to complete the activities specified in the initial development plan and to achieve the milestone events (including a $2.7 million increase in total consideration pursuant to the agreement executed in December 2020) by December 31, 2021 for total consideration of approximately $105.8 million, which included an upfront payment, four milestone payments, various pass-through costs and payments for clinical supplies. Through March 2021, the Company recognized revenue ratably over a 13-quarter period ending December 2021, which represented the estimated period to satisfy the performance obligation.

In May 2021, UT and the Company updated the development plan under the UT License Agreement to provide for additional process-development and stability-testing activities as well as the expansion of the Company’s commercial manufacturing capacity. The activities and deliverables under the current development plan resulted in four distinct performance obligations which include: (1) the continued development and approval process for a new drug application (“NDA”) (“R&D Services”); (2) certain pre-commercial services in preparation for commercial launch of Tyvaso DPI “(Pre-Commercial Services”); (3) development activities for the next generation of Tyvaso DPI (“Next-gen R&D Services”); and (4) certain design and construction activities in anticipation of expansion of the Company’s commercial manufacturing facility (“Facility Expansion Services”).

The total consideration for the updated development plan of $50.2 million was allocated to the four distinct performance obligations based on management’s assessment of the stand-alone selling price of each performance obligation. Consideration of $0.7 million for additional clinical supplies was added in June 2021 for a total of $50.9 million. The R&D Services performance obligation was allocated a total of $18.3 million, which will be recognized on a ratable basis from May 2021 through October 2021; the estimated date when the performance obligation for the initial development services will be substantially completed.

The Company allocated $4.6 million, $7.2 million, and $20.7 million to the Pre-Commercial Services, Next-gen R&D Services, and Facility Expansion Services performance obligations, respectively. The Company determined that the Pre-Commercial Services and Next-gen R&D Services performance obligations will be satisfied over time using the input method based on the costs incurred to date as a percentage of the total estimated costs to fulfill the contract. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. The Facility Expansion Services performance obligation would be recognized as control of manufactured products is transferred to the customer.

The Company will also be acting as agent for the procurement of equipment for the manufacturing expansion for UT (the “UT Equipment”). The $5.3 million received from UT for the UT Equipment was recognized as deposits from customer on our condensed consolidated balance sheet and will be released as the title is transferred to UT.

As of June 30, 2021, deferred revenue consisted of $20.0 million, which was classified as current on the condensed consolidated balance sheet.

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

At inception of the agreement, the Company identified a single performance obligation that the Company will satisfy over time. The Company estimates the total transaction price is approximately $6.3 million, consisting of fixed consideration and the unconstrained amount of estimated variable consideration, which is based on gross profit applied to defined revenue benchmarks. The amount of variable consideration is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur and the payments will be received. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment. The total transaction price will be recognized over a two-year period. the period over which the Company is required to satisfy its performance obligation, using the input method based on the costs incurred to date as a percentage of the total estimated costs to fulfill the contract. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. As of June 30, 2021, a contract asset of approximately $0.1 million was recognized as other assets in the condensed consolidated balance sheet. Subsequent to June 30, 2021, the Company and Vertice Pharma entered into an amendment to the Vertice Pharma Co-Promotion Agreement that modifies the terms of payment where 50% of the previously fixed consideration will be subject to certain promotional conditions, resulting in variable consideration, for the third quarter of 2021.

Thirona Collaboration Agreement — In June 2021, the Company and Thirona entered into a collaboration agreement to evaluate the therapeutic potential of Thirona’s compound for the treatment of pulmonary fibrosis. If initial studies are promising, the Company can exercise certain rights to seek a full license to the compound for clinical development and commercialization. The parties will perform their respective obligations and provide reasonable support for research, clinical development and regulatory strategy. The collaboration agreement will be accounted for under ASC 808, Collaborative Agreements; however, no consideration will be exchanged between the parties.  The Company will expense the costs incurred as cost of revenue — collaborations and services in the condensed consolidated statements of operations.

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

In September 2019, the Company delivered its first shipment of Afrezza to Biomm and recorded it as net revenue — commercial product sales for $0.7 million, in advance of the planned launch of the product in Brazil by Biomm. During the second quarter of 2020, the Company sold $0.2 million of product to Biomm. No additional shipments were made to Biomm in 2020 or the first six months of 2021.

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

The nonrefundable licensing fee was recorded in deferred revenue and is being recognized in net revenue – collaborations over 15 years, representing the estimated period to satisfy the performance obligation. The additional milestone payments represent variable consideration for which the Company has not recognized any revenue because of the uncertainty of obtaining marketing approval. As of June 30, 2021, the deferred revenue balance was $1.7 million, of which $0.1 million is classified as current and $1.6 million is classified as long term in the condensed consolidated balance sheets.

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

The carrying amounts reported in the condensed consolidated financial statements for cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities (excluding the Milestone Rights liability) approximate their fair value due to their relatively short maturities. The fair value of the cash equivalents, MidCap credit facility, Mann Group promissory notes, 2024 convertible notes, Senior convertible notes and Milestone Rights liabilities are disclosed below.

Cash Equivalents and Restricted Cash— Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash. As of June 30, 2021 and December 31, 2020, the Company held $62.5 million and $67.0 million, respectively, of cash and cash equivalents. The Company held zero and $0.2 million in restricted cash as of June 30, 2021 and December 31, 2020, which are comprised of money market funds. Restricted cash was used to collateralize a letter of credit. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy).

Investments — Investments consist of highly liquid investments that are intended to facilitate liquidity and capital preservation. The fair value of investments approximates their carrying value. The measurement of which is based on a market approach using quoted market values (Level 1 in the fair value hierarchy). As of June 30, 2021, the Company held $100.0 million of short-term investments and $39.0 million of long-term investments.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (Level 3 in the fair value hierarchy) (in millions):

	June 30, 2021
	Carrying Value	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
Senior convertible notes(1)	$223.2	$257.0	$257.0
MidCap credit facility(2)	38.6	40.5	40.5
Mann Group convertible notes(3)	18.4	44.9	44.9
PPP loan(4)	4.9	4.8	4.8
Milestone rights(5)	5.9	15.0	15.0

____________________

(1)

Fair value determined by applying a discounted cash flow analysis to the straight note with a hypothetical yield of 12%, volatility of 96% and a Monte Carlo simulation for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $245.4 million and $269.8 million, respectively.

(2)

Fair value determined by applying a discounted cash flow analysis with a hypothetical yield of 10%. A change in yield of + or – 2% would result in a fair value of $38.5 million and $42.7 million, respectively.

(3)

The April 2021 amendment to the Mann Group convertible note resulted in a substantial premium of $22.1 million based on the fair value post modification which was recognized as additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2021. The accounting for the $22.1 million loss on extinguishment did not result in a change in the financial position of the Company. The fair value assessed as of June 30, 2021 was determined by applying a discounted cash flow analysis with a hypothetical yield of 12% and volatility of 96% to the straight note and a binomial option pricing model for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $43.9 million and $45.9 million, respectively.

(4)

Fair value determined by applying a discounted cash flow analysis with a hypothetical yield of 12%. A change in yield of + or – 2% would result in a fair value of $4.7 million and $4.8 million, respectively.

(5)	Fair value determined by applying a Monte Carlo simulation.
	December 31, 2020
	Carrying Value	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:(1)
MidCap credit facility	$49.3	$55.4	$55.4
Mann Group promissory notes(2)	63.0	78.9	78.9
2024 convertible notes	5.0	7.0	7.0
PPP loan	4.9	4.7	4.7
Milestone rights	7.3	19.8	19.8

____________________

(1)	Fair value measurements were based on a discounted cash flow model, except for the Milestone rights for which a Monte Carlo simulation was applied.
(2)	Mann Group promissory notes consisted of the following carrying values and fair values:

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

9. Common and Preferred Stock

The Company is authorized to issue 400,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of June 30, 2021 and December 31, 2020, 249,617,550 and 242,117,089 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

In February 2018, the Company entered into a controlled equity offering sales agreement (the “CF Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million or such other amount as may be permitted by the Sales Agreement. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. For the six months ended June 30, 2021, the Company sold an aggregate of 578,063 shares of the Company’s common stock at a weighted average purchase price of $3.26 per share for an aggregate gross proceeds of approximately $1.9 million pursuant to the Sales Agreement. For the six months ended June 30, 2020, the Company sold an aggregate of 7,871,461 shares of the Company’s common stock at a weighted average purchase price of $1.64 per share for an aggregate gross proceeds of approximately $12.9 million pursuant to the CF Sales Agreement.

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

For the three and six months ended June 30, 2021, the Company received $0.1 million from the market price stock purchase plan for 25,000 shares. There was a de minimis amount of market price stock purchase plan transactions for the three and six months ended June 30, 2020.

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

The following tables summarize the components of the basic and diluted EPS computations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
EPS — basic and diluted:
Net loss (numerator)	$(35,523)	$(10,252)	$(48,439)	$(19,574)
Weighted average common shares (denominator)	249,295	213,880	247,970	212,943
Net loss per share	$(0.14)	$(0.05)	$(0.20)	$(0.09)

Common shares issuable represents incremental shares of common stock which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the Senior convertible notes and the Mann Group convertible notes.

Potentially dilutive securities outstanding that are considered antidilutive are summarized as follows (in shares):

	Six Months Ended June 30,
	2021	2020
Senior convertible notes	44,120,463	—
Mann Group convertible notes	7,370,000	14,000,000
Warrants associated with MidCap credit facility	1,283,467	1,171,614
Common stock options and PNQs	11,092,080	13,197,927
RSUs and Market RSUs (1)	7,986,898	2,501,713
Employee stock purchase plan	250,000	276,154
2024 convertible notes	—	1,666,667
Common stock warrants	—	31,851
Total shares	72,102,908	32,845,926

____________________

(1)	Market RSUs are included at the maximum share delivery percentage.

11. Stock-Based Compensation Expense

During the six months ended June 30, 2021, the Company granted the following awards:

	Three Months Ended		Three Months Ended		Six Months Ended
	March 31, 2021		June 30, 2021		June 30, 2021
Employee awards:
RSUs	370,137	(1)	1,476,059	(2)	1,846,196
Market RSUs	—		918,775	(3)	918,775
Non-employee director RSUs	—		316,232	(4)	316,232
Total awards	370,137		2,711,066		3,081,203

____________________

(1)	RSUs had a weighted average grant date fair value of $5.53 per share, of which 202,237 RSUs had a vesting period of 1 year and 167,900 RSUs had a vesting period of four years.
(2)	RSUs had a weighted average grant date fair value of $4.26 per share and a vesting period of 4 years.
(3)

Market RSUs had a grant date fair value of $9.30 per share and will vest on May 17, 2024 provided the closing price of the Company’s common stock on such vesting date is not less than the closing price on May 17, 2021. The number of shares delivered on the vesting date is determined by the percentile ranking of MannKind total shareholder return (TSR) over the period from May 18, 2021 until May 17, 2024 relative to the TSR of the Russell 3000 Pharmaceutical & Biotechnology Index over the same three-year period, as follows: less than 25th percentile=0% of target, 25th percentile=50% of target, 50th percentile=100% of target, 75th percentile=200% of target, 90th percentile or higher=300% maximum.  Payout values will be interpolated between the percentile rankings above.

(4)

RSUs had a weighted average grant date fair value of $4.31 per share and vested immediately upon grant, but the underlying shares of common stock will not be delivered until there is a separation of service, such as resignation, retirement or death.

As of June 30, 2021, there was $3.4 million of unrecognized stock-based compensation expense related to options and PNQs, which is expected to be recognized over a weighted average period of approximately 1.6 years, and $12.6 million and $12.5 million of unrecognized stock-based compensation expense related to RSUs and Market RSUs, respectively, which is expected to be recognized over a weighted average period of approximately 3.4 and 2.6 years, respectively.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
RSUs and options	$3,819	$2,122	$5,625	$3,188
Employee stock purchase plan	107	63	236	125
Total stock compensation expense	$3,926	$2,185	$5,861	$3,313

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

The Company issued 292,981 and 333,727 shares of common stock pursuant to the ESPP for the six months ended June 30, 2021 and 2020, respectively. There were approximately 1.3 million shares of common stock available for issuance under the ESPP as of June 30, 2021.

12. Commitments and Contingencies

Guarantees and Indemnifications — In the ordinary course of its business, the Company makes certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. The Company has not recorded any liability for these indemnities in the condensed consolidated balance sheets. However, the Company accrues for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount can be reasonably estimated. No such losses have been recorded to date.

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of June 30, 2021, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

Following the public announcement in January 2016 of the election by sanofi-aventis U.S. LLC (“Sanofi”) to terminate a license and collaboration agreement (the “Sanofi License Agreement”) between the Company and Sanofi and the subsequent decline in the Company’s stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against the Company and certain of its officers and directors. In general, the complaints allege that the Company and certain of its officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court ruled in October 2017 that U.S. law will apply to this case. The plaintiff appealed this ruling, and following an oral hearing before the Supreme Court of Israel, decided to withdraw his appeal. Subsequently, in November 2018, the Company filed a motion to dismiss the certification motion. In September 2019, the plaintiff brought a motion to amend his claim, which the court denied in January 2020. The plaintiff appealed this denial to the Supreme Court of Israel, which issued a decision in July 2021 upholding the lower court decision. Subsequently, the plaintiff withdrew his complaint and the district court dismissed the motion to certify, bringing the litigation to an end.

Contingencies — In July 2013, the Company entered into an agreement with the Milestone Purchasers, pursuant to which the Company granted the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, $65.0 million of which remains payable upon achievement of such milestones (see Note 6 – Borrowings). The fair value of the Milestone Rights is recorded in the condensed consolidated balance sheet, including $1.1 million in accrued expenses and other current liabilities and $4.8 million in milestone rights liability.

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

In May 2021, the Company and Amphastar amended the Insulin Supply Agreement to extend the term and restructure the annual purchase commitments. In connection with the amendment, the Company agreed to pay $2.0 million of amendment fees, which were recognized in cost of goods sold for the three and six months ended June 30, 2021. The remaining purchase commitments as of June 30, 2021 and March 31, 2021 (pre-amendment) were as follows:

	June 30, 2021	March 31, 2021
2021	€2.0 million	€7.0 million
2022	€5.4 million	€8.5 million
2023	€8.7 million	€10.9 million
2024	€14.6 million	€14.6 million
2025	€15.5 million	€15.5 million
2026	€19.4 million	€19.4 million
2027	€9.2 million	€—

Pursuant to the amendment, the term of the Insulin Supply Agreement expires on December 31, 2027, unless terminated earlier, and can be renewed for additional, successive two-year terms upon 12 months’ written notice given prior to the end of the initial term or any additional two-year term. The Company and Amphastar each have normal and customary termination rights, including termination for a material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy or insolvency of the other party. In addition, the Company may terminate the Insulin Supply Agreement upon two years’ prior written notice to Amphastar without cause or upon 30 days’ prior written notice to Amphastar if a controlling regulatory authority withdraws approval for Afrezza, provided, however, in the event of a termination pursuant to either of the latter two scenarios, the provisions of the Insulin Supply Agreement require the Company to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination.

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

Vehicle Leases – During the second quarter of 2018, the Company entered into a lease agreement with Enterprise Fleet Management Inc. During the six months ended June 30, 2021, 10 vehicles were removed from the fleet, resulting in a fleet size of 78 vehicles. No gain or loss was recorded. The revised monthly payment inclusive of maintenance fees, insurance and taxes is approximately $69,000. The lease expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Office Leases — In May 2017, the Company executed an office lease with Russell Ranch Road II LLC for the Company’s corporate headquarters in Westlake Village, California. The office lease commenced in August 2017. The Company agreed to pay initial monthly lease payments of $40,951, subject to 3% annual increases, plus the estimated cost of maintaining the property and common areas by the landlord, with a five-month concession from October 2017 through February 2018.  The lease also provides for allowances for tenant alterations and maintenance. The lease expires in January 2023 and provides the Company with a five-year renewal option. The lease expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

Lease information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs	$340	$352	$685	$703
Variable lease costs	114	79	231	180
Cash paid	454	431	916	883

	June 30, 2021	December 31, 2020
Weighted average remaining lease term (in years)	1.5	1.9
Weighted average discount rate	7.3%	7.5%

Future minimum office and vehicle lease payments as of June 30, 2021 and December 31, 2020, are as follows (in thousands):

	June 30, 2021	December 31, 2020
2021	$722	$1,494
2022	1,213	1,239
2023	88	88
Total	$2,023	$2,821

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

OVERVIEW

We are a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for endocrine and orphan lung diseases. Our lead product is Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, which was approved by the FDA in June 2014. Since September 2018, we have been collaborating with United Therapeutics to develop an inhaled formulation of treprostinil known as Tyvaso DPI. In April 2021, United Therapeutics submitted an NDA for Tyvaso DPI to the FDA. United Therapeutics has applied a priority review voucher to the NDA. The FDA has accepted the application for review and is expected to complete their review in October 2021.

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

We continue to manage the risk to our business posed by the global COVID-19 pandemic. Our sales representatives have resumed in-person sales calls to the extent permitted by state and local public health authorities and by the policies of individual healthcare providers on their call lists. Our offices in California and Connecticut have remained open for essential personnel and, as public health orders allow, have reopened to non-essential personnel. Although our productivity has been impacted by the global pandemic, we have suitably adapted to the changed business environment that now exists.

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

As of June 30, 2021, we had an accumulated deficit of $3.1 billion and a stockholders’ deficit of $183.6 million. We had net loss of $35.5 million and $48.4 million for the three and six months ended June 30, 2021, respectively. To date, we have funded our operations through the sale of convertible debt securities and equity, from the receipt of upfront and milestone payments from certain collaborations, from borrowings under certain loan arrangements and from sales of Afrezza.

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

RESULTS OF OPERATIONS

Three and six months ended June 30, 2021 and 2020

Revenues

The following tables provide a comparison of the revenue categories for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Net revenue — commercial product sales:
Gross revenue from commercial product sales	$16,575	$11,900	$4,675	39%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(6,599)	(4,915)	$1,684	34%
Net revenue — commercial product sales	9,976	6,985	$2,991	43%
Revenue — collaborations and services	13,304	8,129	$5,175	64%
Total revenues	$23,280	$15,114	$8,166	54%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Net revenue — commercial product sales:
Gross revenue from commercial product sales	$30,185	$25,832	$4,353	17%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(12,110)	(10,847)	$1,263	12%
Net revenue — commercial product sales	18,075	14,985	$3,090	21%
Revenue — collaborations and services	22,641	16,364	$6,277	38%
Total revenues	$40,716	$31,349	$9,367	30%

Gross revenue from sales of Afrezza increased by $4.7 million, or 39%, for the three months ended June 30, 2021 compared to the same period in the prior year. The increase reflects higher prescription demand, the negative effects of the COVID-19 pandemic on Afrezza sales volumes during the second quarter of 2020 when our sales force had limited access to physicians as a result of the stay-at-home orders implemented around the country, a more favorable mix of Afrezza cartridges, and price. The gross-to-net adjustment was 39.8% of gross revenue, or $6.6 million, for the three months ended June 30, 2021, compared to 41.3% of gross revenue, or $4.9 million, for the same period in the prior year. The decrease in the gross-to-net percentage was primarily driven by a decrease in accounting estimates for wholesaler distribution fees, prompt pay discounts and government rebates as a result of the termination of our free goods program on December 31, 2020, partially offset by an increase in co-pay discounts. As a result, net revenue from sales of Afrezza increased by $3.0 million, or 43%, for the three months ended June 30, 2021 compared to the prior year period.

Net revenue from collaborations and services increased by $5.2 million, or 64%, for the three months ended June 30, 2021 compared to the same period in the prior year. The increase in collaborations and services revenue was primarily attributed to our collaboration with UT. See Note 7 – Collaboration, Licensing and Other Arrangements.

Gross revenue from sales of Afrezza increased by $4.4 million, or 17%, for the six months ended June 30, 2021 compared to the same period in the prior year. The increase reflects higher product demand in the first half of 2021 as a result of increased promotional activity in addition to the negative impact that the COVID-19 pandemic had on the demand of Afrezza prescriptions in 2020. The gross-to-net adjustment was 40.1% of gross revenue, or $12.1 million, for the six months ended June 30, 2021, compared to 42.0% of gross revenue, or $10.8 million, for the same period in the prior year. The decrease in the gross-to-net percentage was primarily driven by a decrease in accounting estimates for wholesaler distribution fees and government rebates as a result of the termination of our free goods program on December 31, 2020, partially offset by an increase in co-pay discounts. As a result, net revenue from sales of Afrezza increased by $3.1 million, or 21%, for the six months ended June 30, 2021 compared to the prior year period.

Net revenue from collaborations and services increased by $6.3 million, or 38%, for the six months ended June 30, 2021 compared to the same period in the prior year. The increase in collaborations and services revenue was primarily attributed to our collaboration with UT. See Note 7 – Collaboration, Licensing and Other Arrangements.

Commercial product gross profit

The following tables provide a comparison of the commercial product gross profit categories for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Commercial product gross profit:
Net revenue — commercial product sales	$9,976	$6,985	$2,991	43%
Less: cost of goods sold	4,411	3,677	$734	20%
Commercial product gross profit	$5,565	$3,308	$2,257	68%
Gross margin	56%	47%
Non-GAAP gross margin(1)	76%	47%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Commercial product gross profit:
Net revenue — commercial product sales	$18,075	$14,985	$3,090	21%
Less: cost of goods sold	8,726	7,841	$885	11%
Commercial product gross profit	$9,349	$7,144	$2,205	31%
Gross margin	52%	48%
Non-GAAP gross margin(1)	63%	48%

____________________

(1)	See the reconciliation of gross margin to non-GAAP gross margin under Non-GAAP Measures below.

Commercial product gross profit for the three months ended June 30, 2021 increased by $2.3 million, or 68%, compared to the same period in the prior year. Gross margin for the three months ended June 30, 2021 was 56% compared to 47% for the same period in the prior year. The increase in gross profit and gross margin was attributable to an increase in Afrezza sales partially offset by an increase in cost of goods sold. Cost of goods sold increased by $0.7 million, or 20%, for the three months ended June 30, 2021 compared to the same period in the prior year, primarily due to a $2.0 million fee for the amendment of the Insulin Supply Agreement, partially offset by $1.1 million of increased manufacturing activities, which resulted in a higher amount of costs capitalized to inventory. On a non-GAAP basis, which excludes the $2.0 million insulin supply amendment fee, gross margin was 76% for the second quarter of 2021 compared to 47% for the same period in 2020. See the reconciliation to non-GAAP net loss and EPS under Non-GAAP Measures below.

Commercial product gross profit for the six months ended June 30, 2021 increased by $2.2 million, or 31%, compared to the same period in the prior year. Gross margin for the six months ended June 30, 2021 was 52% compared to 48% for the same period in the prior year. The increase in gross profit and gross margin was attributable to an increase in Afrezza sales, partially offset by an increase in cost of goods sold. Cost of goods sold increased by $0.9 million, or 11%, for the six months ended June 30, 2021 compared to the same period in the prior year, primarily due to a $2.0 million fee for the amendment of the Insulin Supply Agreement, partially offset by $0.8 million of costs associated with lower cost per unit and the termination of the free goods program in December 31, 2020, in addition to $0.5 million of inventory write-offs in 2020. On a non-GAAP basis, which excludes the $2.0 million insulin supply amendment fee, gross margin was 63% for the six months ended June 30, 2021 compared to 48% for the same period in 2020. See the reconciliation to non-GAAP net loss and EPS under Non-GAAP Measures below.

Expenses

The following tables provide a comparison of the expense categories for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Expenses:
Cost of goods sold	$4,411	$3,677	$734	20%
Cost of revenue — collaborations and services	5,515	1,983	$3,532	178%
Research and development	2,329	1,464	$865	59%
Selling	11,534	7,271	$4,263	59%
General and administrative	8,522	6,399	$2,123	33%
Asset impairment	—	368	$(368)	*
Loss on foreign currency translation	903	1,867	$(964)	(52%)
Loss on purchase commitments	339	—	$339	*
Total expenses	$33,553	$23,029	$10,524	46%

____________________

* Not meaningful

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Expenses:
Cost of goods sold	$8,726	$7,841	$885	11%
Cost of revenue — collaborations and services	8,810	5,345	$3,465	65%
Research and development	4,771	3,219	$1,552	48%
Selling	21,153	15,417	$5,736	37%
General and administrative	16,316	12,603	$3,713	29%
Asset impairment	—	1,889	$(1,889)	*
(Gain) loss on foreign currency translation	(2,935)	71	$(3,006)	*
Loss on purchase commitments	339	—	$339	*
Total expenses	$57,180	$46,385	$10,795	23%

____________________

* Not meaningful

Cost of revenue — collaborations and services increased by $3.5 million, or 178%, for the three months ended June 30, 2021 and $3.5 million, or 65%, for the six months ended June 30, 2021 compared to the respective periods in the prior year.  The increases were attributable to an increase in costs for the UT License agreement and pre-commercial activities and the allocation of selling expenses related to the Vertice Pharma Co-Promotion Agreement.

Research and development expenses increased by $0.9 million, or 59%, for the three months ended June 30, 2021 and $1.6 million, or 48%, for the six months ended June 30, 2021 compared to the respective periods in the prior year. The increases were attributable to personnel costs primarily related to increased headcount for research and development, regulatory and medical affairs in addition to costs incurred for clinical studies and pipeline research.

Selling expenses increased by $4.3 million, or 59%, for the three months ended June 30, 2021 compared to the same period in the prior year as we expanded our investment behind Afrezza and lowered expenses in the prior year period when we voluntarily reduced compensation and field force activities in response to the onset of the COVID-19 pandemic. As we continued to re-engage our selling activities behind Afrezza, we increased promotional and marketing expenses by $1.8 million and patient support services by $0.6 million during the three months ended June 30, 2021. Personnel expenses increased $3.1 million due to the favorable impact of lower spending during the COVID-19 pandemic as well as increased headcount and stock compensation to support Afrezza growth. The increases in selling expenses were partially offset by a reduction related to the co-promotional cost for Thyquidity which was recognized as cost of revenue — collaboration and services.

Selling expenses increased by $5.7 million, or 37%, for the six months ended June 30, 2021 compared to the same period in the prior year as we expanded our investment behind Afrezza and lowered expenses in the prior year period when we voluntarily reduced compensation and field force activities in response to the onset of the COVID-19 pandemic. As we continued to re-engage our selling activities behind Afrezza, we increased promotional and marketing expenses by $2.4 million and patient support services by $0.9 million during the six months ended June 30, 2021. Personnel expenses increased $3.8 million due to the favorable impact of lower spending during the COVID-19 pandemic as well as increased headcount and stock compensation to support Afrezza growth. The increases in selling expenses were partially offset by a reduction related to the co-promotional cost for Thyquidity which was recognized as cost of revenue — collaboration and services.

General and administrative expenses increased by $2.1 million, or 33%, for the three months ended June 30, 2021 compared to the same period in the prior year. This increase was primarily attributable to personnel-related costs, including higher stock-based compensation and bonus, as well as lower salaries in the prior year period related to the onset of the COVID-19 pandemic.  Additional increases in general and administrative expenses consisted of UT pre-commercial preparations and professional fees.

General and administrative expenses increased by $3.7 million, or 29%, for the six months ended June 30, 2021 compared to the same period in the prior year. This increase was primarily attributable to personnel-related costs, including higher stock-based compensation and bonus, as well as lower salaries in the prior year period related to the onset of the COVID-19 pandemic.  Additional increases in general and administrative expenses consisted of UT pre-commercial preparations, professional fees and business development expenses.

An impairment of $0.4 million and $1.9 million was recognized for the three and six months ended June 30, 2020 for a commitment asset related to the future funding commitments of the MidCap credit facility. There were no asset impairments for the three and six months ended June 30, 2021.

Under the Insulin Supply Agreement with Amphastar, payment obligations are denominated in Euros. We are required to record the foreign currency translation impact of the U.S. dollar to Euro exchange rate associated with the recognized gain or loss on purchase commitments. The foreign currency translation loss decreased $1.0 million for the three months ended June 30, 2021 compared to the same period in the prior year. The foreign currency translation gain was $2.9 million for the six months ended June 30, 2021 compared to a $0.1 million loss for the same period in the prior year.

Other Income (Expense)

The following tables provide a comparison of the other income (expense) categories for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Interest income	$25	$14	$11	79%
Interest expense on notes	(2,812)	(1,084)	$1,728	159%
Interest expense on Mann Group promissory notes	(368)	(1,281)	$(913)	(71%)
Loss on extinguishment of debt	(22,130)	—	$22,130	*
Other income	35	14	$21	150%
Total other expense	$(25,250)	$(2,337)	$22,913	980%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Interest income	$28	$147	$(119)	(81%)
Interest expense on notes	(8,234)	(2,155)	$6,079	282%
Interest expense on Mann Group promissory notes	(1,398)	(2,540)	$(1,142)	(45%)
Loss on extinguishment of debt	(22,130)	—	$22,130	*
Other (expense) income	(241)	10	$251	*
Total other expense	$(31,975)	$(4,538)	$27,437	605%

____________________

* Not meaningful

Interest expense increased by $1.7 million, or 159%, for the three months ended June 30, 2021 compared to the same period in the prior year. The increase was primarily due to the interest expense from the Senior convertible notes. Interest expense increased by $6.1 million, or 282%, for the six months ended June 30, 2021 compared to the same period in the prior year. The increase was primarily due to a $3.7 million milestone obligation that was achieved during the first quarter of 2021 and interest expense on the Senior convertible notes issued in the first quarter of 2021.

Interest expense on Mann Group promissory notes decreased by $0.9 million, or 71%, for the three months ended June 30, 2021 and $1.1 million, or 45%, for the six months ended June 30, 2021 compared to the same periods in the prior year. The decrease was primarily due to the repayment of $35.1 million of outstanding principal under the Mann Group non-convertible note and the reduction of the interest rate from 7.00% to 2.50% pursuant to the first amendment. See Note 6 — Borrowings.

Loss on extinguishment of debt for the three and six months ended June 30, 2021 was $22.1 million as a result of the amendment to the Mann Group convertible note. See Note 6 — Borrowings.

Other income or expense consists primarily of the gain or loss associated with a foreign currency hedging transaction for the three and six months ended June 30, 2021 which is entered into to mitigate our exposure to foreign currency exchange risks associated with our insulin purchase obligation under the Insulin Supply Agreement. There was no hedging transaction for the same periods in the prior year.

Net Loss and Earnings Per Share (“EPS”)

The net loss for the three months ended June 30, 2021 was $35.5 million, or $0.14 per share, compared to a $10.3 million net loss in the prior year period, or $0.05 per share. The increased net loss of $25.3 million was primarily due to a non-cash loss on extinguishment of the Mann Group convertible note of $22.1 million as well as an increase in SG&A expenses and cost of revenue from collaboration and services, partially offset by an increase in Afrezza net revenues and revenues from collaboration and services.

The net loss for the six months ended June 30, 2021 was $48.4 million, or $0.20 per share, compared to a $19.6 million net loss in the six months ended June 30, 2020, or $0.09 per share. The increased net loss of $28.9 million was primarily due to the non-cash loss on extinguishment of the Mann Group convertible note of $22.1 million as well as an increase in SG&A expenses, cost of revenue from collaboration and services, and loss on purchase commitments, partially offset by an increase in Afrezza net revenues and revenues from collaboration and services.

Non-GAAP net loss, adjusted to exclude the $22.1 million non-cash loss on extinguishment of the Mann Group convertible note was $13.4 million, or $0.05 per share, for the three months ended June 30, 2021 compared to $10.3 million, or $0.05 per share, for the prior year period and $26.3 million, or $0.11 per share, for the six months ended June 30, 2021 compared to $19.6 million, or $0.09 per share, for the same period in the prior year.  See the reconciliation to non-GAAP net loss and EPS under Non-GAAP Measures below.

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

The following tables reconcile our financial measure for net loss and EPS as reported in our condensed consolidated statement of operations to a non-GAAP presentation as adjusted for the $22.1 million non-cash loss on extinguishment of the Mann Group convertible note, which did not result in a change in our financial position.

	Three Months Ended June 30,
(In thousands, except per share data)	2021	2020	$ Change	% Change
GAAP to Non-GAAP Net Loss and EPS
Net loss	$(35,523)	$(10,252)	$25,271	246%
Net loss per share - basic and diluted	$(0.14)	$(0.05)	$0.09	180%

Less non-cash loss on extinguishment of debt(1)	22,130	—	$22,130	*
Non-GAAP net loss	$(13,393)	$(10,252)	$3,141	31%
Non-GAAP net loss per share - basic and diluted	$(0.05)	$(0.05)	$—	—%
Shares used to compute non-GAAP basic and diluted net loss per share	249,295	213,880	35,415	17%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
GAAP to Non-GAAP Net Loss and EPS
Net loss	$(48,439)	$(19,574)	$28,865	147%
Net loss per share - basic and diluted	$(0.20)	$(0.09)	$0.11	122%

Less non-cash loss on extinguishment of debt(1)	22,130	—	$22,130	*
Non-GAAP net loss	$(26,309)	$(19,574)	$6,735	34%
Non-GAAP net loss per share - basic and diluted	$(0.11)	$(0.09)	$0.02	22%
Shares used to compute non-GAAP basic and diluted net loss per share	247,970	212,943	35,027	(16%)

____________________

* Not meaningful

(1)   There is no provision for income taxes associated with the non-cash loss on extinguishment of debt as a result of our full valuation allowance.

The following tables reconcile our gross margin financial measure as reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations to a non-GAAP presentation as adjusted for the nonrecurring amendment fee related to an amendment to our Insulin Supply Agreement.

	Three Months Ended June 30,
(In thousands)	2021	2020	$ Change	% Change
Net revenue — Afrezza	$9,976	$6,985	$2,991	43%
Less cost of goods sold	(4,411)	(3,677)	$(734)	20%
GAAP gross profit — Afrezza	5,565	3,308	$2,257	68%
Exclude Amphastar amendment fee	2,000	—	$2,000	*
Non-GAAP gross profit — Afrezza	$7,565	$3,308	$4,257	129%
Non-GAAP gross margin	76%	47%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Net revenue — Afrezza	$18,075	$14,985	$3,090	21%
Less cost of goods sold	(8,726)	(7,841)	$885	11%
GAAP gross profit — Afrezza	9,349	7,144	$2,205	31%
Exclude Amphastar amendment fee	2,000	—	$2,000	*
Non-GAAP gross profit — Afrezza	$11,349	$7,144	$4,205	59%
Non-GAAP gross margin	63%	48%

____________________

* Not meaningful

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from certain collaborations, from borrowings under certain loan arrangements and from sales of Afrezza.

As of June 30, 2021, we had $293.3 million principal amount of outstanding debt, consisting of:

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

•

$40.0 million principal amount under the MidCap credit facility, bearing interest at an annual rate equal to one-month LIBOR plus 6.25%, subject to a one-month LIBOR floor of 1.00%, payable in equal monthly installments beginning in September 2023 through maturity in August 2025.

•

$18.4 million principal amount of indebtedness under the Mann Group convertible note bearing interest at a fixed rate of 2.50% per annum compounded quarterly and maturing in December 2025, which is convertible into shares of our common stock at the option of Mann Group at a conversion price of $2.50 per share. Interest is paid-in-kind from August 2019 until the end of 2020, after which we have the option to either pay interest in-kind in cash or in shares.

•	$4.9 million principal amount under a PPP loan, all of which was forgiven by the SBA subsequent to June 30, 2021.

In February 2021, we elected to convert the $5.0 million principal amount of 2024 convertible notes into 1,666,667 shares of our common stock in accordance with the terms of the 2024 convertible notes. There can be no assurance that we will have sufficient resources to make any required repayments of principal under the Senior convertible notes, the MidCap credit facility or the Mann Group convertible note. The Senior convertible notes and Mann Group convertible note are fully convertible prior to maturity as further disclosed in Note 6 – Borrowings.

To date, we have been able to timely make our required interest payments, but we cannot guarantee that we will be able to do so in the future. If we fail to repurchase the Mann Group promissory notes, we will be in default under the applicable instrument for such indebtedness, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether.

In July 2013, we issued Milestone Rights to the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $65.0 million of which remains payable upon achievement of such milestones. See Note 12 – Commitments and Contingencies and Note 6 – Borrowings for further information related to the Milestone Rights.

During the six months ended June 30, 2021, we used $34.2 million of cash for our operating activities as a result of our net loss of $48.4 million, partially offset by non-cash charges of $32.5 million of which $22.1 million was a loss on extinguishment of debt related to the first amendment of the Mann Group convertible note. The net change in operating asset and liabilities was primarily a result of the amortization of deferred revenue of $21.2 million and the payment of the Mann Group promissory note interest of $4.9 million, partially offset by the receipt of $5.3 million in customer deposits from UT for expansion equipment as well as other pass through payments, and an increase in operating payables and accrued expenses.

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

Cash used in investing activities of $144.0 million for the six months ended June 30, 2021 was primarily due to the purchase of $138.9 million of debt securities and $3.0 million of Thirona convertible notes that was recognized as an available-for-sale investment.

Cash provided by investing activities of $19.7 million for the six months ended June 30, 2020 was primarily due to the proceeds from the sale of treasury bills.

Cash provided by financing activities of $173.5 million for the six months ended June 30, 2021 was primarily due to net proceeds from the offering of Senior convertible notes of $222.7 million, partially offset by the repayment of $35.1 million of Mann Group non-convertible notes and related unpaid accrued interest and the repayment of $10.0 million of principal and $1.0 million prepayment penalty for the MidCap credit facility.

Cash provided by financing activities of $28.5 million for the six months ended June 30, 2020 was primarily due to the receipt of $12.6 million in gross proceeds from at-the-market offerings for an aggregate of 7,871,461 shares of our common stock under the CF Sales Agreement, the exercise of outstanding warrants to purchase shares of our common stock of $11.6 million, and proceeds from the PPP Loan of $4.9 million.

Future Liquidity Needs

We are not currently profitable and have rarely generated positive net cash flow from operations. In addition, we expect to continue to incur significant expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for Afrezza, and development costs for other product candidates in our pipeline. As of June 30, 2021, we had capital resources of $62.5 million in cash and cash equivalents, $100.0 million in short-term investments and $39.0 million in long-term investments, and we had an accumulated deficit of $3.1 billion and total principal amount of outstanding borrowings of $293.3 million.

In March 2021, we issued $230.0 million of Senior convertible notes. In April 2021, we made a $10.0 million principal prepayment against outstanding term loans under the MidCap credit facility and repaid the entire principal amount of $35.1 million outstanding under the Mann Group non-convertible note (together with all accrued and unpaid interest thereon) as further disclosed in Note 6 – Borrowings. As amended, the MidCap credit facility provides a secured term loan facility with an aggregate principal amount of up to $100.0 million, of which $60.0 million remains available for borrowing if the conditions for Tranche 3 are met.

We believe our resources will be sufficient to fund our operations for the next twelve months from the date of issuance of our condensed consolidated financial statements included in Part I – Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under the MidCap credit facility accrues interest at an annual rate equal to the lesser of (i) 8.25% and (ii) the one-month LIBOR (subject to a one-month LIBOR floor of 1.00%) plus 6.25%.  Accordingly, our interest expense under the MidCap credit facility is subject to changes in the one-month LIBOR rate. All other debt has fixed interest rates, so the interest expense associated with such debt is not exposed to changes in market interest rates. Specifically, the interest rate on amounts borrowed under the Mann Group promissory notes is fixed at 2.50%, the interest rate under the PPP loan was fixed at 0.98%, and the interest rate under the Senior convertible notes is fixed at 2.50%. See Note 6 – Borrowings for information about the principal amount of outstanding debt.

Foreign Currency Exchange Risk

In April 2021, we entered into 90-day foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks associated with our insulin purchase obligation under the Insulin Supply Agreement. The hedging transaction hedges against short-term currency fluctuations for the remaining current year purchase obligation under the Insulin Supply Agreement of €2.0 million. We realized a de minimis currency gain during the three months ended June 30, 2021. This amount is recorded in other income and expense.

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement with Amphastar. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro.  For the three months ended June 30, 2021, we realized a $0.9 million currency loss, which was included in loss (gain) on foreign currency translation in the condensed consolidated statements of operations. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on June 30, 2021 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax loss of approximately $8.9 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and our Chief Financial Officer have concluded, as of such date, that our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Following the public announcement of Sanofi’s election to terminate the Sanofi License Agreement and the subsequent decline in our stock price, two motions were submitted to the district court at Tel Aviv, Economic Department for the certification of a class action against MannKind and certain of our officers and directors. In general, the complaints allege that MannKind and certain of our officers and directors violated Israeli and U.S. securities laws by making materially false and misleading statements regarding the prospects for Afrezza, thereby artificially inflating the price of its common stock. The plaintiffs are seeking monetary damages. In November 2016, the district court dismissed one of the actions without prejudice. In the remaining action, the district court ruled in October 2017 that U.S. law will apply to this case. The plaintiff appealed this ruling, and following an oral hearing before the Supreme Court of Israel, decided to withdraw his appeal. Subsequently, in November 2018, we filed a motion to dismiss the certification motion. In September 2019, the plaintiff brought a motion to amend his claim, which the court denied in January 2020. The plaintiff has appealed this denial to the Supreme Court of Israel, which issued a decision in July 2021 upholding the lower court decision. Subsequently, the plaintiff withdrew his complaint and the district court dismissed the motion to certify, bringing the litigation to an end.

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

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

RISKS RELATED TO OUR BUSINESS

•

Our only approved product, Afrezza, may only achieve a limited degree of commercial success. The continued commercialization and development of Afrezza will require substantial capital that we may not be able to obtain.

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

•	We may undertake internal restructuring activities in the future that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.
•	We are increasingly dependent on information technology systems, and infrastructure, which are vulnerable to service interruptions and attacks.

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

Risk Factors

RISKS RELATED TO OUR BUSINESS

Our only approved product, Afrezza, may only achieve a limited degree of commercial success. The continued commercialization and development of Afrezza will require substantial capital that we may not be able to obtain.*

We have expended significant time, money and effort in the commercialization and development of Afrezza, which has been on the market since February 2015. To date, Afrezza sales have been modest by comparison to other mealtime insulins. If we remain on the existing growth curve, we may never generate significant revenues from Afrezza in the United States.

Successful commercialization of Afrezza is subject to many risks, including some that are outside our control. There are numerous examples of failures to fully exploit the market potential of drug products, including by pharmaceutical companies with more experience and resources than us. We ultimately may be unable to gain widespread market acceptance of Afrezza for a variety of reasons, including the treatment and dosage regimen, potential adverse effects, pricing and availability relative to alternative products and lack of coverage or adequate reimbursement by payers. We may need to enhance our commercialization capabilities in order to successfully commercialize Afrezza in the United States, and we may not have sufficient resources to do so. The market for skilled commercial personnel is highly competitive, and we may not be able to hire all of the personnel we need on a timely basis or retain them for a sufficient period. In addition, Afrezza is a novel insulin therapy with a distinct time-action profile and non-injectable administration, and we are therefore required to expend significant time and resources to train our sales force to be credible, persuasive and compliant with applicable laws in marketing Afrezza to physicians and to ensure that a consistent and appropriate message about Afrezza is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of Afrezza and its proper administration, our efforts to successfully commercialize Afrezza could be put in jeopardy, which would negatively impact our ability to generate product revenues.

If we are unable to maintain payer coverage of, and adequate reimbursement for, Afrezza, physicians may limit how much or under what circumstances they will prescribe or administer Afrezza. As a result, patients may decline to purchase Afrezza, which would have an adverse effect on our ability to generate revenues.

As part of the approval of Afrezza, the FDA required us to conduct certain additional clinical studies of Afrezza. These studies will require significant capital resources, some of which may not be available to us. We expect to initiate one of these studies, a Phase 3 clinical trial to evaluate the safety and efficacy of Afrezza in 4-17 year-old children and adolescents, in the second half of 2021. We have engaged a clinical research organization to assist us with conducting this study and have budgeted the projected costs of the study in our operating plans. The FDA has also required that we conduct a five-year, randomized, controlled trial in patients with type 2 diabetes, the primary objective of which is to compare the incidence of pulmonary malignancy observed with Afrezza to that observed in a standard of care control group. We have an ongoing dialogue with the FDA regarding the endpoints and goals for this study. To date, we have not commenced a long-term safety study or budgeted any amount for it, but such a study would be anticipated to require substantial capital resources that we may not be able to obtain.

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

If we fail to achieve better commercial success with Afrezza in the United States, our prospects for generating significant revenues from this product will be materially and adversely affected.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up production to commercial batch sizes, which is the stage of production that we have now reached with Tyvaso DPI. These problems include difficulties with production costs and yields and quality control and assurance. We may also experience shortages of qualified personnel, particularly at this time when we are seeking to fill a large number of open positions in our Danbury facility. There is also a need to comply with strictly enforced federal, state and foreign regulations, including inspections. Our facility is inspected on a regular basis by the FDA, most recently in late July 2021 when the FDA conducted a pre-approval inspection related to Tyvaso DPI and a GMP inspection related to Afrezza. The onsite portion of these inspections concluded in early August. We expect the FDA to deliver a formal establishment inspection report in September. If the FDA makes any major observations related to such inspections or in its review of information submitted as part of the NDA, the approval and launch of Tyvaso DPI may be delayed.

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

We may need to raise additional capital to fund our operations.*

As of June 30, 2021, we had cash and cash equivalents of $62.5 million, short-term investments of $100.0 million and long-term investments of $39.0 million, and we had $293.3 million principal amount of outstanding debt. We may need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities, including the commercialization of Afrezza and the development of our product candidates. It may be difficult for us to raise additional funds on favorable terms, or at all. The extent of our additional funding requirements will depend on a number of factors, including:

•	the degree to which revenue from Afrezza exceeds or does not exceed the minimum revenue covenants under the MidCap credit facility, if applicable;
•	the degree to which we are able to generate revenue from our Technosphere drug delivery platform, including through our collaborations;
•	the costs of developing and commercializing Afrezza on our own in the United States, including the costs of expanding our commercialization capabilities;
•	the demand by any or all of the holders of our debt instruments to require us to repay or repurchase such debt securities if and when required;
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

Our business, product sales, results of operations and ability to access capital could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, in regions where we or third parties distribute our products or where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations.*

Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we have business operations, and could cause significant disruption in the operations of third-party manufacturers and distributors upon whom we rely. In particular, the ongoing COVID-19 pandemic could materially affect our operations, including at our headquarters in California and at our manufacturing facility in Connecticut and with respect to our sales force and their ability to interact with health care professionals, as well as the business or operations of our suppliers, distributors or other third parties with whom we conduct business.

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

We may not be successful in our efforts to develop and commercialize our product candidates.*

We have sought to develop our product candidates through our internal research programs. Other than Tyvaso DPI, which UT submitted for regulatory approval in April 2021, all of our product candidates will require additional research and development and, in some cases, significant preclinical, clinical and other testing prior to seeking regulatory approval to market them. Accordingly, these product candidates will not be commercially available for a number of years, if at all. Further research and development on these programs will require significant financial resources. Given our limited financial resources, our need to support the regulatory submission and launch preparations of Tyvaso DPI and our ongoing attention on the development and commercialization of Afrezza, we may not be able to advance these programs into clinical development unless we are able to obtain specific funding for these programs or enter into collaborations with third parties.

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

We have a history of operating losses, we expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

We are not currently profitable and have rarely generated positive net cash flow from operations. As of June 30, 2021, we had an accumulated deficit of $3.1 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of Afrezza and advance product candidates in our pipeline. In addition, under our Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin through 2027. As of June 30, 2021, there was €74.8 million remaining in aggregate purchase commitments under this agreement. We may not have the necessary capital resources to service this contractual commitment.

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

We have a substantial amount of debt, and we may be unable to make required payments of interest and principal as they become due.*

The notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q provide details about our various debt obligations. As of June 30, 2021, we had $293.3 million principal amount of outstanding debt, consisting of:

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

•

$40.0 million principal amount under the MidCap credit facility, bearing interest at an annual rate equal to one-month LIBOR plus 6.25%, subject to a one-month LIBOR floor of 1.00%, payable in equal monthly installments beginning in September 2023 through maturity in August 2025.

•

$18.4 million principal amount of indebtedness under the Mann Group convertible note bearing interest at a fixed rate of 2.50% per annum compounded quarterly and maturing in December 2025, which is convertible into shares of our common stock at the option of Mann Group at a conversion price of $2.50 per share. Interest is paid-in-kind from August 2019 until the end of 2020, after which we have the option to either pay interest in-kind in cash or in shares.

•	$4.9 million principal amount under a PPP loan, all of which was forgiven by the SBA subsequent to June 30, 2021.

Under the MidCap credit facility, our interest rate on borrowed amounts is dependent on one-month LIBOR, which is the basic rate of interest used in lending between banks on the London interbank market. LIBOR is widely used as a reference for setting the interest rate on loans globally and is currently scheduled to be phased out in 2023. Before one-month LIBOR is phased out, we may need to renegotiate the MidCap credit facility to replace one-month LIBOR with a new standard, which has not yet been agreed upon. The consequences of these developments cannot entirely be predicted, but could result in higher interest rates on our loans under the MidCap credit facility. We cannot provide assurance that future interest rate changes will not have a material negative impact on our business, financial position, or operating results.

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

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the terms of our indebtedness when required. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on, or repay, our outstanding term loan under the MidCap credit facility or borrowings under the Mann Group promissory notes when required, we will be in default under the instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

If product liability claims are brought against us, we may incur significant liabilities and suffer damage to our reputation.*

The testing, manufacturing, marketing and sales of Afrezza and any clinical testing of our product candidates expose us to potential product liability claims. A product liability claim may result in substantial judgments as well as consume significant financial and management resources and result in adverse publicity, decreased demand for a product, injury to our reputation, withdrawal of clinical studies volunteers and loss of revenues. We currently carry worldwide product liability insurance in the amount of $10.0 million as well as an errors and omissions policy in the amount of $10.0 million. Our insurance coverage may not be adequate to satisfy any liability that may arise, and because insurance coverage in our industry can be very expensive and difficult to obtain, we cannot assure you that we will seek to obtain, or be able to obtain if desired, sufficient additional coverage. If losses from such claims exceed our liability insurance coverage, we may incur substantial liabilities that we may not have the resources to pay. If we are required to pay a product liability claim our business, financial condition and results of operations would be harmed and the market price of our common stock and other securities may decline.

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

We are increasingly dependent on information technology systems and infrastructure, which are vulnerable to service interruptions and attacks.*

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, delay the submission or review of an application or require additional expenditures by us. In addition, interested parties (such as individuals, advocacy groups and competing pharmaceutical companies) can file a citizen petition with the FDA to request policy change or some form of administrative action on the FDA’s part, including with respect to an NDA.  For example, a third party has submitted a citizen petition to the FDA requesting that the FDA refuse to approve Tyvaso DPI, and/or impose additional requirements in order to approve the product. If successful, a citizen petition can significantly delay, or even prevent, the approval of a drug product.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be denied marketing approval or lose any marketing approval that we have already obtained. There can be no assurance that we will be able to obtain necessary regulatory clearances or approvals on a timely basis, if at all, for any of our product candidates under development, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business and results of operations.

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

There have been executive, judicial and congressional challenges to certain provisions of the PPACA. For example, the Tax Act included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the PPACA will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, other litigation, and the healthcare reform measures of the Biden administration will impact the PPACA.

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

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payers to contain or reduce the costs of healthcare through various means. In the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (“HHS”), finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of this rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the United States District Court of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the United States District Court for the Northern District of California and that performance for any final regulation stemming from the Most Favored Nation Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that there will continue to be a number of federal and state proposals to implement similar and/or additional governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private third-party payers may take in response to any drug pricing and reimbursement reform proposals or legislation. For example, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. Such reforms may limit our ability to generate revenues from sales of Afrezza or other products that we may develop in the future and achieve profitability. Further, to the extent that such reforms have a material adverse effect on the business, financial condition and profitability of any future marketing partner for Afrezza, and companies that are prospective collaborators for our product candidates, our ability to commercialize Afrezza and our product candidates under development may be adversely affected.

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

•

The federal Physician Payments Sunshine Act under PPACA, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians (defined to include defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

•

State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state laws that require drug manufacturers to report information related to payments and other transfer of value to physicians and other healthcare providers and entities, marketing expenditures or drug pricing.

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

•

our ability, or the perception of investors of our ability, to continue to meet all applicable requirements for continued listing of our common stock on The Nasdaq Global Market, and the possible delisting of our common stock if we are unable to do so;

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

The future sale of our common stock or the exchange or conversion of our convertible debt into, or exercise of our outstanding warrants for, common stock could negatively affect the market price of our common stock and other securities.*

As of July 30, 2021, we had 249,660,178 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise, the issuance of additional shares of our common stock upon the exchange or conversion of the Mann Group promissory notes, or upon issuance of our outstanding warrants, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

10.2

Amendment No. 1 to Convertible Promissory Note, dated April 22, 2021, by and between MannKind Corporation and The Mann Group LLC (incorporated by reference to Exhibit 99.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on April 26, 2021).

10.3*

Sixth Amendment to Supply Agreement, dated May 24, 2021, by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 25, 2021).

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

________________

* Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2021	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ STEVEN B. BINDER
Steven B. Binder
Chief Financial Officer (Principal Financial and Accounting Officer)