Form 10-Q
period 2021-09-30
MANNKIND CORP
filed 2021-11-09
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, there were 251,256,353 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2021

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$51,740	$67,005
Restricted cash	—	158
Short-term investments	87,312	—
Accounts receivable, net	9,445	4,218
Inventory	7,482	4,973
Prepaid expenses and other current assets	3,227	3,122
Total current assets	159,206	79,476
Property and equipment, net	30,848	25,867
Long-term investments	42,059	—
Other assets	6,094	3,265
Total assets	$238,207	$108,608

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$9,528	$5,582
Accrued expenses and other current liabilities	20,829	19,707
PPP loan — current	—	4,061
Deferred revenue — current	14,016	33,275
Recognized loss on purchase commitments — current	5,660	11,080
Total current liabilities	50,033	73,705
Senior convertible notes	223,580	—
MidCap credit facility	38,723	49,335
Mann Group promissory notes	18,425	63,027
Accrued interest — Mann Group promissory notes	286	4,150
PPP loan — long term	—	812
2024 convertible notes	—	5,000
Recognized loss on purchase commitments — long term	79,653	84,208
Operating lease liability	798	1,202
Deferred revenue — long term	1,552	1,662
Milestone rights liability	4,838	5,926
Deposits from customer	5,007	—
Total liabilities	422,895	289,027
Commitments and contingencies (Note 12)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value - 400,000,000 shares authorized, 250,245,831 and 242,117,089 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2,502	2,421
Additional paid-in capital	2,914,818	2,866,303
Accumulated deficit	(3,102,008)	(3,049,143)
Total stockholders' deficit	(184,688)	(180,419)
Total liabilities and stockholders' deficit	$238,207	$108,608

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Net revenue — commercial product sales	$9,753	$7,275	$27,828	$22,260
Revenue — collaborations and services	12,458	8,077	35,099	24,441
Total revenues	22,211	15,352	62,927	46,701
Expenses:
Cost of goods sold	3,812	3,591	12,538	11,432
Cost of revenue — collaborations and services	6,075	1,581	14,885	6,926
Research and development	3,655	1,484	8,426	4,703
Selling, general and administrative	17,221	13,899	54,690	41,919
Asset impairment	106	—	106	1,889
(Gain) loss on foreign currency translation	(2,068)	3,927	(5,003)	3,998
Loss on purchase commitments	—	—	339	—
Total expenses	28,801	24,482	85,981	70,867
Loss from operations	(6,590)	(9,130)	(23,054)	(24,166)
Other (expense) income:
Interest income	36	18	64	165
Interest expense on notes	(2,709)	(1,057)	(10,943)	(3,212)
Interest expense on Mann Group promissory notes	(94)	(1,318)	(1,492)	(3,858)
Gain (loss) on extinguishment of debt, net	4,930	—	(17,200)	—
Other income (expense)	1	14	(240)	24
Total other income (expense)	2,164	(2,343)	(29,811)	(6,881)
Loss before provision for income taxes	(4,426)	(11,473)	(52,865)	(31,047)
Provision for income taxes	—	218	—	218
Net loss	$(4,426)	$(11,255)	$(52,865)	$(30,829)
Net loss per share - basic and diluted	$(0.02)	$(0.05)	$(0.21)	$(0.14)
Shares used to compute net loss per share - basic and diluted	249,910	229,668	248,624	218,559

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(4,426)	$(11,255)	$(52,865)	$(30,829)
Other comprehensive loss:
Cumulative translation loss	—	—	—	(19)
Comprehensive loss	$(4,426)	$(11,255)	$(52,865)	$(30,848)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
BALANCE, JANUARY 1, 2020	211,788	$2,118	$2,799,278	$(19)	$(2,991,903)	$(190,526)
Issuance of common stock under Employee Stock Purchase Plan	334	3	315	—	—	318
Stock-based compensation expense	—	—	1,128	—	—	1,128
Issuance of common stock associated with debt interest payment	99	1	143	—	—	144
Net issuance of common stock associated with stock options and restricted stock units	504	5	(322)	—	—	(317)
Issuance of common stock in at-the-market offering	413	4	518	—	—	522
Issuance cost associated with at-the-market offering	—	—	(16)	—	—	(16)
Write-off of cumulative translation loss	—	—	—	19	—	19
Net loss	—	—	—	—	(9,322)	(9,322)
BALANCE, MARCH 31, 2020	213,138	$2,131	$2,801,044	$—	$(3,001,225)	$(198,050)

Stock-based compensation expense	—	—	2,185	—	—	2,185
Issuance of common stock from the exercise of warrants	7,250	73	11,527	—	—	11,600
Issuance of common stock pursuant to conversion of the June 2020 note	1,235	12	2,618	—	—	2,630
Net issuance of common stock associated with stock options and restricted stock units	297	3	114	—	—	117
Issuance of common stock in at-the-market offering	7,459	75	12,291	—	—	12,366
Issuance cost associated with at-the-market offering	—	—	(320)	—	—	(320)
Issuance of common stock from market price stock purchase	10	—	14	—	—	14
Adjustment of common stock in association with restricted stock units	(461)	(5)	5	—	—	—
Net loss	—	—	—	—	(10,252)	(10,252)
BALANCE, JUNE 30, 2020	228,928	$2,289	$2,829,478	$—	$(3,011,477)	$(179,710)

Stock-based compensation expense	—	—	1,294	—	—	1,294
Issuance of common stock associated with debt interest payment	89	1	143	—	—	144
Net issuance of common stock associated with stock options and restricted stock units	82	1	100	—	—	101
Issuance of common stock in at the market offering	1,531	15	2,664	—	—	2,679
Issuance cost associated with at the market offering	—	—	(39)	—	—	(39)
Issuance of common stock under Employee Stock Purchase Plan	293	3	363	—	—	366
Net loss	—	—	—	—	(11,255)	(11,255)
BALANCE, SEPTEMBER 30, 2020	230,923	$2,309	$2,834,003	$—	$(3,022,732)	$(186,420)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
BALANCE, JANUARY 1, 2021	242,118	$2,421	$2,866,303	$—	$(3,049,143)	$(180,419)
Net issuance of common stock associated with stock options and restricted stock units	390	4	393	—	—	397
Issuance of common stock under Employee Stock Purchase Plan	293	3	387	—	—	390
Stock-based compensation expense	—	—	1,935	—	—	1,935
Issuance of common stock pursuant to conversion of the Mann Group convertible note	3,830	38	9,535	—	—	9,573
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	170	2	425	—	—	427
Issuance of common stock pursuant to conversion of the 2024 convertible notes	1,667	17	4,983	—	—	5,000
Issuance of common stock pursuant to payoff of the 2024 convertible note interest	27	—	143	—	—	143
Issuance of common stock in at-the-market offering	578	6	1,880	—	—	1,886
Issuance cost associated with at-the-market offering	—	—	(38)	—	—	(38)
Net loss	—	—	—	—	(12,916)	(12,916)
BALANCE, MARCH 31, 2021	249,073	$2,491	$2,885,946	$—	$(3,062,059)	$(173,622)

Net issuance of common stock associated with stock options and restricted stock units	520	5	(550)	—	—	(545)
Stock-based compensation expense	—	—	3,926	—	—	3,926
Premium on Mann Group convertible note	—	—	22,107	—	—	22,107
Issuance of common stock from market price stock purchase	25	—	106	—	—	106
Net loss	—	—	—	—	(35,523)	(35,523)
BALANCE, JUNE 30, 2021	249,618	$2,496	$2,911,535	$—	$(3,097,582)	$(183,551)

Net issuance of common stock associated with stock options and restricted stock units	394	4	(594)	—	—	(590)
Issuance of common stock under Employee Stock Purchase Plan	234	2	698	—	—	700
Stock-based compensation expense	—	—	3,179	—	—	3,179
Net loss	—	—	—	—	(4,426)	(4,426)
BALANCE, SEPTEMBER 30, 2021	250,246	$2,502	$2,914,818	$—	$(3,102,008)	$(184,688)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,865)	$(30,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt, net	17,200	—
Stock-based compensation expense	9,040	4,607
Interest on milestone payment	3,663	—
(Gain) loss on foreign currency translation	(5,003)	3,998
Depreciation, amortization and accretion	2,995	1,639
Interest expense on Mann Group promissory notes	1,480	3,852
Amortization of right-of-use assets	505	879
Asset impairment	106	1,889
Write-off of inventory	—	496
Other, net	—	19
Changes in operating assets and liabilities:
Accounts receivable, net	(5,227)	(622)
Inventory	(2,509)	(1,222)
Prepaid expenses and other current assets	(105)	(1,306)
Other assets	(439)	191
Accounts payable	3,946	1,008
Accrued expenses and other current liabilities	3,471	641
Deferred revenue	(19,369)	(10,281)
Operating lease liabilities	(1,367)	(2,087)
Recognized loss on purchase commitments	(4,972)	(1,235)
Deposits from customer	5,007	—
Accrued interest on Mann Group promissory notes	(4,919)	—
Net cash used in operating activities	(49,362)	(28,363)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of debt securities	105,724	—
Purchase of debt securities	(235,406)	—
Purchase of available-for-sale securities	(3,000)	—
Purchase of property and equipment	(6,276)	(304)
Proceeds from sale of treasury bills	—	20,000
Net cash (used in) provided by investing activities	(138,958)	19,696
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Senior convertible notes	230,000	—
Issuance costs associated with Senior convertible notes	(7,268)	—
Principal payments on Mann Group promissory notes	(35,051)	—
Payment of MidCap credit facility	(10,000)	—
Payment of MidCap credit facility prepayment penalty	(1,000)	—
Milestone payment	(5,000)	—
Proceeds from at-the-market offering	1,886	15,139
Issuance costs associated with at-the-market offering	(38)	(368)
Payment of employment taxes related to vested restricted stock units and exercise of stock options	(738)	(99)
Proceeds from market price stock purchase	106	14
Issuance of common stock from the exercise of warrants	—	11,600
Proceeds from PPP loan	—	4,873
Net cash provided by financing activities	172,897	31,159
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(15,423)	22,492
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	67,163	30,222
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$51,740	$52,714
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash, net of amounts capitalized	10,535	2,861
Addition of right-of-use asset	605	—
Right-of-use asset modification	(139)	—
Addition of operating lease liability	(605)	—
Operating lease liability modification	139	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Premium on Mann Group convertible note	22,107	—
Payment on Mann Group convertible note through issuance of common stock	9,575	—
Payment of 2024 convertible notes through issuance of common stock	5,000	—
Forgiveness of PPP loan	(4,873)	—
Non-cash construction in progress and property and equipment	154	—
Reclassification of investments from long-term to current	20,747	—
Payment of Mann Group convertible note interest through issuance of common stock	427	—
Issuance of common stock under Employee Stock Purchase Plan	1,090	684
Payment of interest on 2024 convertible notes through issuance of common stock	143	288
Payment of principal on Senior convertible notes through issuance of common stock	—	2,630
Receivable from at-the-market offering	—	574

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2021 may not be indicative of the results that may be expected for the full year.

Financial Statement Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates or assumptions. Management considers many factors in selecting appropriate financial accounting policies, and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process and the COVID-19 pandemic has increased the level of judgment used by management in developing these estimates and assumptions. The COVID-19 pandemic continues to rapidly evolve and the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. These effects could have a material impact on the estimates and assumptions used in the preparation of the condensed consolidated financial statements. The more significant estimates include revenue recognition, including gross-to-net adjustments, stand-alone selling price considerations, assessing long-lived assets for impairment, clinical trial expenses, inventory costing and recoverability, recognized loss on purchase commitment, milestone rights liability, stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets.

Business — MannKind is a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for patients with endocrine and orphan lung diseases. The Company’s lead product is Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, which was approved by the U.S. Food and Drug Administration (“FDA”) in June 2014. Since September 2018, the Company has been collaborating with United Therapeutics Corporation (“United Therapeutics” or “UT”) to develop an inhaled formulation of treprostinil, known as Tyvaso DPI. In April 2021, United Therapeutics submitted a new drug application (“NDA”) to the FDA seeking approval of Tyvaso DPI for the treatment of pulmonary arterial hypertension (PAH) and pulmonary hypertension associated with interstitial lung disease (PH-ILD).  In October 2021, the FDA issued a complete response letter to United Therapeutics pursuant to which the FDA declined to approve the NDA at this time, noting one deficiency related to an open inspection issue at a third-party analytical testing center for treprostinil. The complete response letter did not pertain to MannKind, and no issues were cited by the FDA as it relates to MannKind’s facility in Connecticut for manufacturing, testing and packaging of finished Tyvaso DPI, including its associated device. On October 18, 2021, UT stated that it believes that the single deficiency identified in the complete response will be resolved quickly and that Tyvaso DPI can receive approval by the summer of 2022, if not earlier.

Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with GAAP.

The Company is not currently profitable and has rarely generated positive net cash flow from operations. In addition, the Company expects to continue to incur significant expenditures for the foreseeable future in support of its manufacturing operations, sales and marketing costs for Afrezza, and development of other product candidates in the Company’s pipeline. As of September 30, 2021, the Company had capital resources of $51.7 million in cash and cash equivalents, $87.3 million in short-term investments, $42.1 million in long-term investments, an accumulated deficit of $3.1 billion and total principal amount of outstanding borrowings of $288.4 million.

In August 2019, MannKind and its wholly owned subsidiary, MannKind LLC, entered into a credit and security agreement with MidCap Financial Trust (as amended, the “MidCap credit facility”). The MidCap Credit Facility currently provides a secured term loan facility with a potential aggregate principal amount of up to $100.0 million, with a balance of $40.0 million outstanding as of September 30, 2021. See Note 6 – Borrowings. In March 2021, the Company issued $230.0 million of 2.50% convertible senior notes due 2026 (the “Senior convertible notes”) to provide additional operating capital and pay down higher cost debt. The cash received from this debt issuance has resolved the Company’s significant risks and uncertainties regarding sources of liquidity, which previously raised substantial doubt about the Company’s ability to continue as a going concern.

The Company believes its resources will be sufficient to fund its operations for the next twelve months from the date of issuance of these condensed consolidated financial statements. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported condensed consolidated balance sheets or statements of operations. An adjustment has been made to the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 to combine payment of employment taxes related to vested restricted stock units and exercise of stock options in the cash flows from financing activities. These changes in classification do not affect previously reported cash flows from operating or investing activities.

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

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analysis also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of September 30, 2021 and, therefore, the transaction price was not reduced further during the nine months ended September 30, 2021. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net revenue — commercial product sales and earnings in the period such variances become known.

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

Product Returns — Consistent with industry practice, the Company generally offers Customers a right of return for unopened product that has been purchased from the Company for a period beginning six months prior to and ending 12 months after its expiration date, which lapses upon shipment to a patient. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to accounts receivable, net. The Company currently estimates product returns using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company’s current return reserve percentage is estimated to be in the single-digits. Adjustments to the returns reserve have been made in the past and may be necessary in the future based on revised estimates to the Company’s assumptions.

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

The Company recognizes upfront license payments as revenue upon delivery of the license only if the license is determined to be a separate unit of accounting from the other undelivered performance obligations. The undelivered performance obligations typically include manufacturing or development services or research and/or steering committee services. If the license is not considered as a distinct performance obligation, then the license and other undelivered performance obligations would be evaluated to determine if such should be accounted for as a single unit of accounting. If concluded to be a single performance obligation, the transaction price for the single performance obligation is recognized as revenue over the estimated period of when the performance obligation is satisfied. If the license is considered to be a distinct performance obligation, then the estimated revenue is included in the transaction price for the contract, which is then allocated to each performance obligation based on the respective standalone selling prices. If the revenue for a sales-based or usage-based royalty is promised in exchange for an intellectual property license, the Company recognizes revenue as the latter of the subsequent sale or usage occurs or the performance obligation to which the royalty has been allocated has been satisfied or partially satisfied.

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

PPP loan — In April 2020, the Company received the proceeds from a loan in the amount of approximately $4.9 million (the “PPP loan”) from JPMorgan Chase Bank, N.A., as lender, pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company accounted for the PPP loan as a financial liability in accordance with ASC Topic 470, Debt. Accordingly, the PPP loan was recognized as current and long-term debt in the Company’s consolidated balance sheets and is included as PPP loan — current and PPP loan — long term. In addition, a de minimis amount of accrued interest is included in accrued expenses and other current liabilities. On July 28, 2021, the Company received notification from the U.S. Small Business Administration (“SBA”) that the full principal amount of the PPP loan was forgiven. See Note 6 – Borrowings for additional information.

Cost of Goods Sold — Cost of goods sold includes material, labor costs and manufacturing overhead. Cost of goods sold also includes a significant component of current period manufacturing costs in excess of costs capitalized into inventory (excess capacity costs).  These costs, in addition to the impact of the revaluation of inventory for standard costing, and write-offs of inventory are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. The cost of goods sold excludes the cost of insulin purchased under the Company’s Insulin Supply Agreement (the “Insulin Supply Agreement”) with Amphastar Pharmaceuticals, Inc. (“Amphastar”). All insulin inventory on hand was written off and the full purchase commitment contract to purchase future insulin was accrued as a recognized loss on purchase commitments as of the end of 2015.

Cash and Cash Equivalents and Restricted Cash —The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of September 30, 2021 and December 31, 2020, cash equivalents were comprised of money market accounts and U.S. Treasury securities with maturities less than 90 days from the date of purchase.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to amounts reported on the condensed consolidated statements of cash flows (in thousands):

	September 30, 2021	December 31, 2020	September 30, 2020
Cash and cash equivalents	$51,740	$67,005	$52,398
Restricted cash	—	158	316
Total cash, cash equivalents, and restricted cash	$51,740	$67,163	$52,714

Held-to-Maturity Investments — The Company’s investments generally consist of commercial paper, corporate notes or bonds and U.S. Treasury securities. For the three and nine months ended September 30, 2021, the Company held short-term and long-term investments of debt securities, including commercial paper and bonds. The Company intends to hold its investments until maturity and are therefore stated at amortized cost. Those investments with maturities less than 12 months are included in short-term investments and investments with maturities in excess of twelve months are included in long-term investments in the condensed consolidated balance sheets. The amortization of the Company’s investments is recognized as interest expense in the condensed consolidated statements of operations and was approximately $0.2 million and $0.3 million for the three and nine months ended September 30, 2021, respectively. There was no such amortization for the three or nine months ended September 30, 2020. No allowance for credit losses on held-to-maturity securities was required as of September 30, 2021.

Available-for-Sale Investment — In June 2021, the Company invested $3.0 million in Thirona Bio, Inc. (“Thirona”) and received a $3.0 million convertible promissory note (the “Thirona convertible note”).  Unless earlier converted into conversion shares pursuant to the note purchase agreement, the principal and accrued interest shall be due and payable by Thirona on demand by the Company at any time after the maturity date of December 2022.  Interest shall accrue at a rate of 6% per annum.  The Thirona convertible note is a general unsecured obligation of Thirona. The Thirona convertible note is classified as an available-for-sale security and is included in other assets in the condensed consolidated balance sheet. Available-for-sale investments are subsequently measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company determines fair value of its available-for-sale investments using level 3 inputs. As of September 30, 2021, the Company evaluated the fair value of its investment in Thirona and determined that the fair value approximates the carrying value of $3.0 million. In June 2021, the Company and Thirona also entered into a collaboration agreement to develop a compound for the treatment of fibrotic lung diseases. See Note 7 – Collaboration, Licensing and Other Arrangements for additional information.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and investments. Cash and cash equivalents are held in high credit quality institutions. Cash equivalents consist of interest-bearing money market accounts and U.S. Treasury securities with maturities less than 90 days. Investments generally consist of commercial paper, corporate notes or bonds and U.S. Treasury securities. The cash equivalents and investments are regularly monitored by management.

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

In August 2019, the Company recorded a $1.5 million commitment asset and a $0.4 million other asset for deferred debt issuance costs related to the future funding commitments of the MidCap Credit Facility.  A quarterly assessment was performed during the second quarter of 2020 to determine if the Company was on target to achieve certain required milestone conditions in order for the Company to access further borrowings under the MidCap credit facility. The Company determined that such milestone conditions related to Afrezza trailing net revenue were unlikely to be achieved. As a result, an asset impairment of $1.9 million is reflected in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2020. See Note 6 – Borrowings for further information on the MidCap credit facility.

Recognized Loss on Purchase Commitments — The Company assesses whether losses on long-term purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for the future purchases are recognized unless recoverable. When making the assessment, the Company also considers whether it is able to renegotiate with its vendors. The recognized loss on purchase commitments is reduced as inventory items are received. If, subsequent to an accrual, a purchase commitment is successfully renegotiated, the gain is recognized in the Company’s condensed consolidated statements of operations. The liability balance of the recognized loss on insulin purchase commitments was $85.3 million and $95.3 million as of September 30, 2021 and December 31, 2020, respectively. No new contracts were identified in 2020 or in the first nine months of 2021 that required a new loss on purchase commitment accrual.

Milestone Rights Liability — On July 1, 2013, in conjunction with the execution of a financing facility with Deerfield Private Design Fund II L.P. and Deerfield Private Design International I L.P., the Company issued to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (the “Milestone Purchasers”) certain rights to receive payments of up to $90.0 million, of which $65.0 million remains payable as of September 30, 2021 upon the occurrence of specified strategic and sales milestones, including the achievement of specified net sales figures (the “Milestone Rights”). The Company analyzed the Milestone Rights and determined that they did not meet the definition of a freestanding derivative. Since the Company has not elected to apply the fair value option to the Milestone Rights, the Company recorded them at their estimated initial fair value and accounted for the Milestone Rights as a liability.

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

2. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable – commercial
Accounts receivable, gross	$7,297	$8,090
Wholesaler distribution fees and prompt pay discounts	(1,680)	(1,205)
Reserve for returns	(2,964)	(2,667)
Total accounts receivable – commercial, net	2,653	4,218
Accounts receivable – collaborations and services
Accounts receivable, gross	7,559	—
Allowance for doubtful accounts	(767)	—
Total accounts receivable – collaborations and services, net	6,792	—
Total accounts receivable, net	$9,445	$4,218

As of September 30, 2021 and December 31, 2020, the allowance for doubtful accounts for accounts receivable – commercial was de minimis. The Company had three wholesale distributors representing approximately 87% of commercial accounts receivable as of September 30, 2021 and approximately 81% and 82% of gross sales for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2021, the allowance for accounts receivable – collaborations and services was $0.8 million and was related to $1.5 million of accounts receivable for Vertice Pharma, a collaboration partner for the co-promotion of Thyquidity. The Company had one collaboration partner, United Therapeutics, that comprised approximately 79% of the collaboration and services accounts receivable as of September 30, 2021 and approximately 99% and 95% of gross sales from collaborations and services for the three and nine months ended September 30, 2021, respectively.

3. Inventories

Inventories consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$2,748	$1,393
Work-in-process	1,790	2,484
Finished goods	2,944	1,096
Total inventory	$7,482	$4,973

Work-in-process and finished goods as of September 30, 2021 and December 31, 2020 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off and the projected loss on the purchase commitment contract to purchase future insulin was accrued as of the end of 2015. Raw materials inventory included $0.8 million of pre-launch inventory as of September 30, 2021 and December 31, 2020, which consisted of FDKP received in November 2019 that will be used to manufacture Afrezza under an enhanced manufacturing process for FDKP.  The Company expects to receive FDA approval of the new source of FDKP in 2023, after which the pre-launch raw materials inventory will be reclassified as raw materials inventory for use in the manufacturing of Afrezza and Tyvaso DPI.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value.  The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand.  Inventory that was forecasted to become obsolete due to expiration is recorded in costs of goods sold in the condensed consolidated statements of operations. For the nine months ended September 30, 2020, there was an inventory write-off of $0.5 million as a result of this assessment. There were no inventory write-offs for the three months ended September 30, 2020 or the three and nine months ended September 30, 2021.

4. Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated Useful
	Life (Years)	September 30, 2021		December 31, 2020
Land	—	$875		$875
Buildings	39-40	17,389		17,389
Building improvements	5-40	38,651		37,543
Machinery and equipment	3-15	54,978		55,054
Furniture, fixtures and office equipment	5-10	3,004		3,004
Computer equipment and software	3	8,361		8,319
Construction in progress	—	5,262	(1)	503
		128,520		122,687
Less accumulated depreciation		(97,672)		(96,820)
Total property and equipment, net		$30,848		$25,867

____________________

(1)

Construction in progress includes $1.6 million of equipment under construction for the manufacturing expansion for UT (the “UT Equipment”). See Note 7 – Collaboration, Licensing and Other Arrangements.

Depreciation expense related to property and equipment for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation Expense	$508	$445	$1,449	$1,346

On November 8, 2021, the Company closed a transaction to sell certain real estate located at One Casper Street, Danbury, CT (the “Property”) to an affiliate of Creative Manufacturing Properties (the “Purchaser”) for a sales price of $102.3 million, subject to terms and the conditions contained in a purchase and sale agreement. Effective with the closing of this transaction, the Company entered into a 20-year lease agreement with the purchaser (the “Sale-Leaseback Transaction”). See Note 14 – Subsequent Event.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2021	December 31, 2020
Salary and related expenses	$10,965	$11,250
Discounts and allowances for commercial product sales	4,680	3,688
Accrued interest	721	519
Deferred lease liability	1,257	1,422
Milestone rights liability — current	1,088	1,337
Danbury facility buildout	7	—
Professional fees	443	533
Sales and marketing services	357	99
Other	1,311	859
Total accrued expenses and other current liabilities	$20,829	$19,707

6. Borrowings

Carrying amount of principal borrowings consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Senior convertible notes	$223,580	$—
MidCap credit facility	38,723	49,335
Mann Group promissory notes(1)	18,425	63,027
PPP loan	—	4,873
2024 convertible notes	—	5,000
Total debt — net carrying amount	$280,728	$122,235

___________________

(1)

The amendment to the Mann Group convertible note in the second quarter of 2021 resulted in a substantial premium of $22.1 million based on the fair value post modification, which contributed to the loss on extinguishment in the condensed consolidated statement of operations for the nine months ended September 30, 2021 and was recognized as additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2021. The accounting for the $22.1 million loss on extinguishment did not result in a change in the financial position of the Company.

The following table provides a summary of the Company’s debt and key terms as of September 30, 2021:

	Amount Due		Terms
	September 30, 2021	December 31, 2020	Annual Interest Rate		Maturity Date		Conversion Price
Senior convertible notes	$230.0 million	$—	2.50%		March 2026		$5.21 per share
MidCap credit facility(1)	$40.0 million	$50.0 million	one-month LIBOR (1% floor) plus 6.25%	(1)	August 2025	(1)	N/A
Mann Group convertible note	$18.4 million (plus $0.3 million accrued interest paid-in-kind)	$28.0 million (plus $0.6 million accrued interest paid-in-kind)	2.50%	(2)	December 2025	(2)	$2.50 per share
Mann Group non-convertible note(3)	—	$35.1 million (plus $3.6 million accrued interest paid-in-kind)	7.00%		November 2024		N/A
PPP loan(4)	—	$4.9 million	0.98%		April 2022		N/A
2024 convertible notes(5)	—	$5.0 million	5.75%		November 2024		$3.00 per share

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
(4)

In July 2021, the Company received full forgiveness from the SBA for the $4.9 million principal balance of the PPP loan and recognized a gain on extinguishment of debt for the full principal balance and a de minimis amount of accrued but unpaid interest.

(5)	In February 2021, the $5.0 million principal balance was converted into 1,666,667 shares of the Company’s common stock.

The maturities of the Company’s borrowings as of September 30, 2021 are as follows (in thousands):

Amounts
2021	$—
2022	—
2023	6,667
2024	20,000
Thereafter	261,758
Total principal payments	288,425
Discount	(1,277)
Debt issuance cost	(6,420)
Total debt — net carrying amount	$280,728

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

The initial conversion rate is 191.8281 shares of Common Stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $5.21 per share of Common Stock). The initial conversion price of the Senior convertible notes represents a premium of approximately 30% to the last reported sale price of the Common Stock on the Nasdaq Global Market on March 1, 2021. The conversion rate for the Senior convertible notes is subject to adjustment under certain circumstances in accordance with the terms of the Indenture, but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date of the Senior convertible notes or if the Company delivers a notice of redemption in respect of the Senior convertible notes, the Company will, in certain circumstances, increase the conversion rate of the Senior convertible notes for a holder who elects to convert its Senior convertible notes in connection with such a corporate event or convert its Notes called for redemption during the related redemption period (as defined in the Indenture), as the case may be.

The Company may not redeem the Senior convertible notes prior to March 6, 2024. The Company may redeem for cash all or any portion of the Senior convertible notes, at its option, on or after March 6, 2024 and prior to the 36th scheduled trading day immediately preceding the maturity date, if the last reported sale price of Common Stock has been at least 130% of the conversion price for the Senior convertible notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Senior convertible notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company elects to redeem less than all of the outstanding Senior convertible notes, at least $75.0 million aggregate principal amount of Senior convertible notes must be outstanding and not subject to redemption as of the relevant redemption notice date. No sinking fund is provided for the Senior convertible notes.

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

If certain bankruptcy and insolvency-related events of default involving the Company (and not just any of its significant subsidiaries) occur, 100% of the principal of and accrued and unpaid interest on the Senior convertible notes will automatically become due and payable. If an event of default with respect to the Senior convertible notes, other than certain bankruptcy and insolvency-related events of default involving the Company (and not just any of its significant subsidiaries), occurs and is continuing, the trustee, by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Senior convertible notes by notice to the Company and the trustee, may, and the trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest, if any, on all the Senior convertible notes to be due and payable. Notwithstanding the foregoing, the Indenture provides that, to the extent the Company so elects, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture will, for the first 365 days after the occurrence of such an event of default consist exclusively of the right to receive additional interest on the Senior convertible notes as set forth in the Indenture.

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

The Company’s net proceeds from the Offering were approximately $222.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated Offering expenses payable by the Company. As of September 30, 2021, the unamortized debt issuance cost was $6.4 million.

MidCap credit facility — In August 2019, the Company entered into the MidCap credit facility and borrowed the first advance of $40.0 million (“Tranche 1”) in August 2019 and the second advance of $10.0 million (“Tranche 2”) in December 2020. In April 2021, $10.0 million was prepaid. Under the terms of the MidCap credit facility, a third advance of $60.0 million (“Tranche 3”) will be available to the Company between January 1, 2022 and June 30, 2022, subject to the satisfaction of certain milestone conditions associated with Tyvaso DPI™ through the Company’s collaboration with United Therapeutics (see Note 7 – Collaboration, Licensing and Other Arrangements).

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

The prepayment penalty of $1.0 million related to the payment of $10.0 million was capitalized and will be amortized over the remaining life of the debt. As of September 30, 2021, the unamortized debt discount was $0.4 million and the unamortized prepayment penalty was $0.9 million.

The Company’s obligations under the MidCap credit facility are secured by a security interest on substantially all of its assets, including intellectual property.

The MidCap credit facility, as amended, contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions.  The Company must also comply with a financial covenant relating to trailing twelve month minimum Afrezza net revenue, tested on a monthly basis, unless the Company has $90.0 million or more of unrestricted cash and short-term investments. The Company is also subject to a minimum cash covenant of $10.0 million at all times; however, this covenant will be eliminated in the event that Tyvaso DPI is approved by the FDA. As of September 30, 2021, the Company was in compliance with the financial and minimum cash covenants.

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

The Company also agreed to issue warrants to purchase shares of the Company’s common stock (the “MidCap warrants”) upon the drawdown of Tranches 1 and 2 in an aggregate amount equal to 3.25% of the amount drawn, divided by the exercise price per share for that tranche. The exercise price per share is equal to the volume-weighted average closing price of the Company’s common stock for the ten business days immediately preceding the second business day before the issue date. As a result of Tranche 1, the Company issued warrants to purchase an aggregate of 1,171,614 shares of the Company’s common stock, at an exercise price equal to $1.11 per share. As a result of Tranche 2, the Company issued warrants to purchase an aggregate of 111,853 shares of the Company’s common stock, at an exercise price equal to $2.91 per share. The Company determined that these warrants met the criteria for equity classification and accounted for such warrants in additional paid-in capital. Subsequent to September 30, 2021, the Tranche 1 and Tranche 2 MidCap warrants were exercised in full.

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

The amendment to the Mann Group convertible note resulted in a debt extinguishment with a substantial premium based on the fair value post extinguishment. The fair value in excess of the face amount of $18.4 million contributed to a loss on extinguishment of $22.1 million in the condensed consolidated statement of operations for the three and nine months ended September 30, 2021 and resulted in a corresponding debt premium of $22.1 million which was recognized as additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2021. The accounting for the $22.1 million loss on extinguishment did not result in a change in the financial position of the Company. The Company wrote off a de minimis amount of debt issuance cost.

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

Pursuant to the terms of the Mann Group convertible note, Mann Group converted $3.0 million of accrued interest and $7.0 million of principal into 1.2 million shares and 2.8 million shares, respectively, of the Company’s common stock in the fourth quarter of 2020. During the nine months ended September 30, 2021, Mann Group converted $0.4 million of interest and $9.6 million of principal into 4,000,000 shares of common stock.

On April 22, 2021, the Company repaid the entire principal amount of $35.1 million outstanding under the Mann Group non-convertible note, together with all accrued and unpaid interest thereon.

PPP loan – On April 10, 2020, the Company received the proceeds from the PPP loan from JPMorgan Chase Bank, N.A., as lender, in the amount of approximately $4.9 million pursuant to the PPP of the CARES Act. On July 28, 2021, the Company received notification from the SBA that the full principal amount of the PPP loan was forgiven. The Company recognized a $4.9 million gain on extinguishment of debt for the forgiveness of the principal amount and accrued but unpaid interest for the three and nine months ended September 30, 2021.

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

Amortization of debt discount and debt issuance cost related to all borrowings for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization of debt discount	$109	$53	$255	$232
Amortization of debt issuance cost	363	27	852	82

Milestone Rights — As of September 30, 2021 and December 31, 2020, the remaining Milestone Rights liability balance was $5.9 million and $7.3 million, respectively, which was based on initial fair value estimates calculated using the income approach and reduced by milestone achievement payments made. During the first quarter of 2021, the Company achieved the second Afrezza net sales milestone specified by the Milestone Rights. The milestone carrying value of the Milestone Rights liability related to the $5.0 million payment, which was made in the second quarter of 2021, was approximately $1.3 million, which represented the fair value as determined in 2013 (the most recent measurement date).

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

7. Collaboration, Licensing and Other Arrangements

Revenue from collaborations and services for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
UT License Agreement	$12,313	$7,978	$33,475	$23,934
Vertice Pharma Co-Promotion Agreement	—	—	1,147	—
Receptor CLA	31	63	206	188
Cipla License and Distribution Agreement	37	36	110	108
Other	77	—	161	—
UT Research Agreement	—	—	—	211
Total revenue from collaborations and services	$12,458	$8,077	$35,099	$24,441

United Therapeutics License Agreement — In September 2018, the Company and UT entered into an exclusive global license and collaboration agreement (the “UT License Agreement”) for the rights to the Company’s dry powder formulation of treprostinil (“Tyvaso DPI”) and associated inhalation delivery devices. Under the UT License Agreement, UT is responsible for global development, regulatory and commercial activities with respect to Tyvaso DPI. The Company is responsible for manufacturing clinical supplies and commercial supplies of Tyvaso DPI.

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

At the inception of the agreement, the Company identified one distinct, performance obligation. The Company determined that the key deliverables include the license, supply of product to be used in clinical development, and certain research services upon achievement of specified development targets (“R&D Services”). Due to the specialized and unique nature of these services and their direct relationship with the license, the Company has determined that these deliverables represent one distinct bundle and thus, one performance obligation. The Company also determined that UT’s option to expand the scope of the products to include products with other active ingredients is not a material right, and thus, not a performance obligation at the onset of the agreement. The consideration for the option will be accounted for upon exercise of the option.

The Company expected to complete the activities specified in the initial development plan and to achieve the milestone events (including a $2.7 million increase in total consideration pursuant to the agreement executed in December 2020) by December 31, 2021 for total consideration of approximately $105.8 million, which included an upfront payment, four milestone payments, various pass-through costs and payments for clinical supplies.  Revenue was allocated as follows:

Distinct Performance Obligation	Transaction Price	Allocation of Price	Recognition Method	Progress Measure	Recognition Period
	(in millions)
R&D Services and License	$105.8	100%	Over time	Ratably	Sep 2018 - Dec 2021	(1)

___________________

(1)	Recognition period represents the estimated period to satisfy the performance obligation.

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

The total consideration for the updated development plan of $50.2 million was allocated to the four distinct performance obligations based on management’s assessment of the stand-alone selling price of each performance obligation. Consideration of $0.7 million for additional clinical supplies was added in June 2021 for a total of $50.9 million.  Revenue was allocated as follows:

Description	Transaction Price	Allocation of Price(1)	Recognition Method	Progress Measure	Revenue Recognition
	(in millions)
Total transaction price	$50.9
Distinct Performance Obligation
R&D Services and License		$18.4	Over time	Ratably	May 2021 - Oct 2021	(2)
Pre-Commercial Services		$4.6	Over time	Input	% of completion of costs	(3)
Next-Gen R&D Services		$7.2	Over time	Input	% of completion of costs	(3)
Facility Expansion Services(4)		$20.7	Point in time		Transfer of control	(5)

___________________

(1)	Allocation is based on management’s assessment of the stand-alone selling price of each performance obligation.
(2)	Represents the estimated period when the R&D Services performance obligation will be substantially complete.
(3)

Pre-Commercial Services and Next-Gen R&D Services performance obligations will be satisfied over time using the input method based on the costs incurred to date as a percentage of the total estimated costs to fulfill the contract. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer.

(4)

The Company will also be acting as agent for the procurement of equipment for the manufacturing expansion for the UT Equipment. The $5.3 million received from UT for the UT Equipment was recognized as deposits from customer on the condensed consolidated balance sheet and will be released as the title is transferred to UT.

(5)	The Facility Expansion Services performance obligation would be recognized as control of manufactured products is transferred to the customer.

On August 12, 2021, the Company and United Therapeutics entered into a commercial supply agreement (the “CSA”), pursuant to which the Company is responsible for manufacturing and supplying to United Therapeutics, and United Therapeutics is responsible for purchasing from the Company on a cost-plus basis, Tyvaso DPI and BluHale inhalation profiling devices, as required for commercial distribution and sale by United Therapeutics.  In addition, United Therapeutics is responsible for supplying treprostinil at its expense in quantities necessary to enable the Company to manufacture Tyvaso DPI as required by the CSA.

The activities and deliverables under CSA and the current development plan resulted in three distinct performance obligations which include: (1) the license, supply of product to be used in clinical development, and continued development and approval support for Tyvaso DPI (“R&D Services and License”); (2) development activities for the next generation of Tyvaso DPI (“Next-Gen R&D Services”); and (3) a material right associated with future commercial manufacturing and supply of product (“Manufacturing Services”).

The total revised anticipated cash flows of $221.5 million from the transaction was allocated to the three distinct performance obligations as follows.

Description	Anticipated Cash Flow	Allocation(1)	Recognition Method	Progress Measure	Revenue Recognition
	(in millions)
Total anticipated cash flow	$221.5
Distinct Performance Obligation
R&D Services and License(2)		$6.0	Over time	Ratably	Aug 2021 - Oct 2021	(3)
Next-Gen R&D Services		$8.8	Over time	Input	% of completion of costs	(4)
Manufacturing Services		$206.7	Point in time		Transfer of control	(5)

___________________

(1)	Allocation is based on management’s assessment of the stand-alone selling price of each performance obligation.
(2)

The license for the Company’s IP was considered to be interdependent with the development activities to support approval of Tyvaso DPI. A sales-based royalty is promised in exchange for the IP license; therefore, the royalties associated with the license are excluded from the determination of the transaction price and the Company will recognize revenue as the sale of Tyvaso DPI to a patient occurs.

(3)	Represents the estimated period when the R&D Services performance obligation will be substantially complete.
(4)

The Next-Gen R&D Services performance obligation will be satisfied over time using the input method based on the costs incurred to date as a percentage of the total estimated costs to fulfill the contract. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer.

(5)

The Manufacturing Services performance obligation will be recognized as control of manufactured products is transferred to the customer; therefore, no revenue associated with this obligation was recognized during the three or nine months ended September 30, 2021. The allocation of transaction price is based on the Company’s estimated production and the ultimate cash flows may vary as manufacturing purchase orders are received.

As of September 30, 2021, deferred revenue consisted of $13.8 million, which was classified as current on the condensed consolidated balance sheet.

As amended by an amendment dated October 16, 2021, the term of the CSA continues until December 31, 2031 (unless earlier terminated) and is thereafter renewed automatically for additional, successive two-year terms unless (i) United Therapeutics provides notice to the Company at least 24 months in advance of such renewal that United Therapeutics does not wish to renew the CSA or (ii) the Company provides notice to United Therapeutics at least 48 months in advance of such renewal that the Company does not wish to renew the CSA. The Company and United Therapeutics each have normal and customary termination rights, including termination for material breach that is not cured within a specific timeframe or in the event of liquidation, bankruptcy or insolvency of the other party.

Vertice Pharma Co-Promotion Agreement — In December 2020, the Company entered into a co-promotion agreement with Vertice Pharma where the Company’s sales force will promote Thyquidity to adult endocrinologists, pediatric endocrinologists and other healthcare providers who treat hypothyroidism. Following the commercial launch of Thyquidity, in consideration of the sales and promotional activities provided by the Company’s sales force, Vertice Pharma is obligated to pay fixed quarterly payments to the Company, as well as variable consideration based on gross profits resulting from all sales of Thyquidity. Vertice Pharma launched Thyquidity in collaboration with the Company in February 2021.

At inception of the agreement, the Company identified a single performance obligation that the Company will satisfy over time. The Company estimates the total transaction price is approximately $6.3 million, consisting of fixed consideration and the unconstrained amount of estimated variable consideration, which is based on gross profit applied to defined revenue benchmarks. The amount of variable consideration is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur and the payments will be received. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment. The total transaction price will be recognized over a two-year period. the period over which the Company is required to satisfy its performance obligation, using the input method based on the costs incurred to date as a percentage of the total estimated costs to fulfill the contract. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. In July 2021, the Company and Vertice Pharma entered into an amendment to the Vertice Pharma Co-Promotion Agreement that modifies the terms of payment where 50% of the previously fixed consideration will be subject to certain promotional conditions, resulting in variable consideration.

In September 2021, the Company and Vertice Pharma mutually agreed that the Company would cease promotional activities under the co-promotion agreement effective September 30, 2021, other than certain transitional activities that continued until October 15, 2021.  The Company and Vertice Pharma are currently negotiating a final settlement of all obligations related to the termination of the co-promotion agreement.

As of September 30, 2021, the Company fully reserved $0.8 million of revenue from the co-promotion of Thyquidity, which was recognized as allowance for doubtful accounts – collaborations and services, which is included in accounts receivable, net in the consolidated balance sheet. In addition, the Company recognized an impairment on contract assets of $0.1 million related to variable consideration from gross profits which was recognized during the nine months ended September 30, 2021. There was no variable consideration from gross profits recognized during the three months ended September 30, 2021.

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

In September 2019, the Company delivered its first shipment of Afrezza to Biomm and recorded it as net revenue — commercial product sales for $0.7 million, in advance of the planned launch of the product in Brazil by Biomm. During the second quarter of

2020, the Company sold $0.2 million of product to Biomm. No additional shipments were made to Biomm in 2020 or the first nine months of 2021.

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

The nonrefundable licensing fee was recorded in deferred revenue and is being recognized in net revenue – collaborations over 15 years, representing the estimated period to satisfy the performance obligation. The additional milestone payments represent variable consideration for which the Company has not recognized any revenue because of the uncertainty of obtaining marketing approval. As of September 30, 2021, the deferred revenue balance was $1.7 million, of which $0.1 million is classified as current and $1.6 million is classified as long term in the condensed consolidated balance sheets.

AMSL Distribution Agreement — In May 2019, the Company entered into an exclusive marketing and distribution agreement with Australasian Medical & Scientific Ltd. (“AMSL”) for the commercialization of Afrezza in Australia. Under the terms of this agreement, AMSL is responsible for obtaining regulatory and reimbursement approvals to distribute Afrezza in Australia. On August 1, 2021, Dexcom, Inc. acquired all of the outstanding shares of AMSL  As a result, on November 4, 2021, the Company exercised its right under the marketing and distribution agreement to terminate such agreement on ten days’ written notice.

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

Cash Equivalents and Restricted Cash— Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash. As of September 30, 2021 and December 31, 2020, the Company held $51.7 million and $67.0 million, respectively, of cash and cash equivalents. As of December 31, 2020, the Company held $0.2 million in restricted cash, which was comprised of money market funds for the collateralization of a letter of credit. The fair value of these money market funds was determined by using quoted prices for identical investments in an active market (Level 1 in the fair value hierarchy). There was no restricted cash as of September 30, 2021.

Investments — Investments consist of highly liquid investments that are intended to facilitate liquidity and capital preservation. The fair value of investments approximates their carrying value. The measurement of which is based on a market approach using quoted market values (Level 1 in the fair value hierarchy). As of September 30, 2021, the Company held $87.3 million of short-term investments and $42.1 million of long-term investments.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (Level 3 in the fair value hierarchy) (in millions):

	September 30, 2021
	Carrying Value	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
Senior convertible notes(1)	$223.6	$234.7	$234.7
MidCap credit facility(2)	38.7	39.6	39.6
Mann Group convertible notes(3)	18.4	38.1	38.1
Milestone rights(4)	5.9	19.9	19.9

____________________

(1)

Fair value determined by applying a discounted cash flow analysis to the straight note with a hypothetical yield of 12%, volatility of 95% and a Monte Carlo simulation for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $223.4 million and $247.1 million, respectively.

(2)

Fair value determined by applying a discounted cash flow analysis with a hypothetical yield of 10%. A change in yield of + or – 2% would result in a fair value of $37.6 million and $41.7 million, respectively.

(3)

The April 2021 amendment to the Mann Group convertible note resulted in a substantial premium of $22.1 million based on the fair value post modification which was recognized as additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2021. The accounting for the $22.1 million loss on extinguishment did not result in a change in the financial position of the Company. The fair value assessed as of September 30, 2021 was determined by applying a discounted cash flow analysis with a hypothetical yield of 12% and volatility of 95% to the straight note and a binomial option pricing model for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $37.1 million and $39.1 million, respectively.

(4)	Fair value determined by applying a Monte Carlo simulation.
	December 31, 2020
	Carrying Value	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:(1)
MidCap credit facility	$49.3	$55.4	$55.4
Mann Group promissory notes(2)	63.0	78.9	78.9
2024 convertible notes	5.0	7.0	7.0
PPP loan	4.9	4.7	4.7
Milestone rights	7.3	19.8	19.8

____________________

(1)	Fair value measurements were based on a discounted cash flow model, except for the Milestone rights for which a Monte Carlo simulation was applied.
(2)	Mann Group promissory notes consisted of the following carrying values and fair values:

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

9. Common and Preferred Stock

The Company is authorized to issue 400,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of September 30, 2021 and December 31, 2020, 250,245,831 and 242,117,089 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

In February 2018, the Company entered into a controlled equity offering sales agreement (the “CF Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million or such other amount as may be permitted by the Sales Agreement. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. For the nine months ended September 30, 2021, the Company sold an aggregate of 578,063 shares of the Company’s common stock at a weighted average purchase price of $3.26 per share for an aggregate gross proceeds of approximately $1.9 million pursuant to the Sales Agreement. For the nine months ended September 30, 2020, the Company sold an aggregate of 9,401,827 shares of the Company’s common stock at a weighted average purchase price of $1.66 per share for an aggregate gross proceeds of approximately $15.6 million pursuant to the CF Sales Agreement.

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

For the nine months ended September 30, 2021, the Company received $0.1 million from the market price stock purchase plan (“MPSPP”) for 25,000 shares and a de minimis amount for the nine months ended September 30, 2020. There were no MPSPP transactions during the three months ended September 30, 2021 and 2020.

Subsequent to September 30, 2021, MidCap exercised all outstanding warrants to purchase 1,283,467 shares of the Company’s common stock through a cashless exercise that resulted in the net issuance of 964,113 shares. See Note 6 – Borrowings.

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

The following tables summarize the components of the basic and diluted EPS computations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
EPS — basic and diluted:
Net loss (numerator)	$(4,426)	$(11,255)	$(52,865)	$(30,829)
Weighted average common shares (denominator)	249,910	229,668	248,624	218,559
Net loss per share	$(0.02)	$(0.05)	$(0.21)	$(0.14)

Common shares issuable represents incremental shares of common stock which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the Senior convertible notes and the Mann Group convertible notes.

Potentially dilutive securities outstanding that are considered antidilutive are summarized as follows (in shares):

	Nine Months Ended September 30,
	2021	2020
Senior convertible notes	44,120,463	—
Mann Group convertible notes	7,370,000	14,000,000
Warrants associated with MidCap credit facility	1,283,467	1,171,614
Common stock options and PNQs	10,910,655	12,689,522
RSUs and Market RSUs (1)	7,564,632	8,897,020
Employee stock purchase plan	84,544	107,003
2024 convertible notes	—	1,666,667
Common stock warrants	—	31,856
Total shares	71,333,761	38,563,682

____________________

(1)	Market RSUs are included at the maximum share delivery percentage.

11. Stock-Based Compensation Expense

During the nine months ended September 30, 2021, the Company granted the following awards:

	Three Months Ended		Three Months Ended		Three Months Ended		Nine Months Ended
	March 31, 2021		June 30, 2021		September 30, 2021		September 30, 2021
Employee awards:
RSUs	370,137	(1)	1,476,059	(2)	80,370	(5)	1,926,566
Market RSUs	—		918,775	(3)	—		918,775
Non-employee director RSUs	—		316,232	(4)	—		316,232
Total awards	370,137		2,711,066		80,370		3,161,573

____________________

(1)	RSUs had a weighted average grant date fair value of $5.53 per share, of which 202,237 RSUs had a vesting period of 1 year and 167,900 RSUs had a vesting period of four years.
(2)	RSUs had a weighted average grant date fair value of $4.26 per share and a vesting period of 4 years.
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

(5)	RSUs had a weighted average grant date fair value of $3.97 per share and a vesting period of 4 years.

As of September 30, 2021, there was $0.3 million of unrecognized stock-based compensation expense related to options and PNQs, which is expected to be recognized over a weighted average period of approximately 1.72 years, and $11.6 million and $11.2 million of unrecognized stock-based compensation expense related to RSUs and Market RSUs, respectively, which is expected to be recognized over a weighted average period of approximately 3.19 and 2.31 years, respectively.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
RSUs and options	$2,983	$1,225	$8,628	$4,413
Employee stock purchase plan	196	69	412	194
Total stock compensation expense	$3,179	$1,294	$9,040	$4,607

Employee Stock Purchase Plan

The Company provides all employees, including executive officers, the ability to purchase common stock at a discount under the Company’s 2004 employee stock purchase plan (the “ESPP”). The ESPP is designed to comply with Section 423 of the Internal Revenue Code and provides all employees with the opportunity to purchase up to $25,000 worth of common stock (based on the undiscounted fair market value at the commencement of the offering period) each year at a purchase price that is the lower of 85% of the fair market value of the common stock on either the date of purchase or the commencement of the offering period. An employee may not purchase more than 5,000 shares of common stock on any purchase date. The executives’ rights under the ESPP are identical to those of all other employees.

The Company issued 527,049 and 626,818 shares of common stock pursuant to the ESPP for the nine months ended September 30, 2021 and 2020, respectively. There were approximately 1.1 million shares of common stock available for issuance under the ESPP as of September 30, 2021.

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of September 30, 2021, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

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

In May 2021, the Company and Amphastar amended the Insulin Supply Agreement to extend the term and restructure the annual purchase commitments. In connection with the amendment, the Company agreed to pay $2.0 million of amendment fees, which were recognized in cost of goods sold for the nine months ended September 30, 2021. The remaining purchase commitments as of September 30, 2021 and March 31, 2021 (pre-amendment) were as follows:

	September 30, 2021	March 31, 2021
2021	€0.8 million	€7.0 million
2022	€5.4 million	€8.5 million
2023	€8.8 million	€10.9 million
2024	€14.6 million	€14.6 million
2025	€15.5 million	€15.5 million
2026	€19.4 million	€19.4 million
2027	€9.2 million	€—

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

Warrants – In August 2019, in connection with the MidCap credit facility, the Company issued warrants to purchase an aggregate of 1,171,614 shares of the Company’s common stock, at an exercise price equal to $1.11 per share, to the lenders. On November 30, 2020, in connection with the third amendment to the MidCap credit facility, the Company issued warrants to purchase an aggregate of 111,853 shares of the Company’s common stock, at an exercise price of $2.91 per share. Subsequent to September 30, 2021, MidCap exercised all outstanding warrants (see Note 6 – Borrowings).

Vehicle Leases – During the second quarter of 2018, the Company entered into a master lease agreement with Enterprise Fleet Management Inc. During the nine months ended September 30, 2021, 50 vehicles were retired and 37 of those vehicles were replaced, resulting in a fleet size of 76 vehicles. No gain or loss was recorded. The revised monthly payment inclusive of maintenance fees, insurance and taxes is approximately $0.1 million and the additional right of use asset and lease obligation is approximately $0.5 million in the consolidated balance sheets. The lease expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

Lease information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs	$323	$350	$1,008	$1,053
Variable lease costs	128	116	359	296
Cash paid	451	466	1,367	1,349

	September 30, 2021	December 31, 2020
Weighted average remaining lease term (in years)	2.0	1.9
Weighted average discount rate	7.3%	7.5%

Future minimum office and vehicle lease payments as of September 30, 2021 and December 31, 2020, are as follows (in thousands):

	September 30, 2021	December 31, 2020
2021	$354	$1,494
2022	1,302	1,239
2023	266	88
2024	178	—
2025	119	—
Total	$2,219	$2,821

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

14. Subsequent Event

Sale-Leaseback Transaction of our Manufacturing Facility —On November 8, 2021, the Company closed the Sale-Leaseback Transaction with a sales price of $102.3 million for the Property, which included the Company’s manufacturing facility (commonly known as Building 1) consisting of approximately 263,900 square feet, but did not include the Company’s adjacent research and development facility (commonly known as Building 8).

Effective with the closing of the Sale-Leaseback Transaction, the Company and the Purchaser entered into a lease agreement (the “Lease”), pursuant to which the Company leased the Property from the Purchaser for an initial term of 20 years, with four renewal options of five years each. The total annual rent under the Lease starts at approximately $9.5 million per year, subject to a 50% rent abatement during the first year of the Lease, and will increase annually by (i) 2.5% in the second through fifth year of the Lease and (ii) 3% in the sixth and each subsequent year of the Lease, including any renewal term. The Company is responsible for payment of operating expenses, property taxes and insurance for the Property. The Purchaser will hold a security deposit of $2.0 million during the Lease term. Pursuant to the terms of the Lease, the Company has four options to repurchase the Property, in 2026, 2031, 2036 and 2041, for the greater of (i) $102.3 million and (ii) the fair market value of the Property.

Effective with the closing of the Sale-Leaseback Transaction, the Company and the Purchaser also entered into a right of first refusal agreement (the “ROFR”), pursuant to which the Company has a right to re-purchase the Property from the Purchaser in accordance with terms and conditions set forth in the ROFR. Specifically, if the Purchaser receives, and is willing to accept, a bona fide purchase offer for the Property from a third-party purchaser, the Company has certain rights of first refusal to purchase the Property on the same material terms as proposed in such bona fide purchase offer.

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

OVERVIEW

We are a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for endocrine and orphan lung diseases. Our lead product is Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, which was approved by the FDA in June 2014. Since September 2018, we have been collaborating with United Therapeutics to develop an inhaled formulation of treprostinil known as Tyvaso DPI. In April 2021, United Therapeutics submitted an NDA to the FDA seeking approval of Tyvaso DPI for the treatment of pulmonary arterial hypertension (PAH) and pulmonary hypertension associated with interstitial lung disease (PH-ILD).  In October 2021, the FDA issued a complete response letter to United Therapeutics pursuant to which the FDA declined to approve the NDA at this time, noting one deficiency related to an open inspection issue at a third-party analytical testing center for treprostinil. The complete response letter did not pertain to us, and no issues were cited by the FDA as it relates to our facility in Connecticut for manufacturing, testing and packaging of finished Tyvaso DPI, including its associated device. On October 18, 2021, UT stated that it believes that the single deficiency identified in the complete response will be resolved quickly and that Tyvaso DPI can receive approval by the summer of 2022, if not earlier.

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

We continue to manage the risk to our business posed by the global COVID-19 pandemic. Our sales representatives are conducting in-person sales calls to the extent permitted by state and local public health authorities and by the policies of individual healthcare providers that they interact with. Employees in California and Connecticut are mostly working in-person at our facilities in these states, although some remote work arrangements are still in place. Although our productivity has been impacted by the global pandemic and we may face challenges or disruptions as employees return back to the workplace, including re-integration challenges by our employees and distractions to management related to such transition, we have suitably adapted to the changed business environment that now exists.

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

As of September 30, 2021, we had an accumulated deficit of $3.1 billion and a stockholders’ deficit of $184.7 million. Our net loss was $4.4 million and $52.9 million for the three and nine months ended September 30, 2021, respectively. To date, we have funded our operations through the sale of convertible debt securities and equity, from the receipt of upfront and milestone payments from certain collaborations, from borrowings, from sales of Afrezza and, most recently, from the proceeds of the Sale-Leaseback Transaction. See Note 14 — Subsequent Event.

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

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2021 and 2020

Revenues

The following tables provide a comparison of the revenue categories for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Net revenue — commercial product sales:
Gross revenue from commercial product sales	$16,335	$12,393	$3,942	32%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(6,582)	(5,118)	$1,464	29%
Net revenue — commercial product sales	9,753	7,275	$2,478	34%
Revenue — collaborations and services	12,458	8,077	$4,381	54%
Total revenues	$22,211	$15,352	$6,859	45%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Net revenue — commercial product sales:
Gross revenue from commercial product sales	$46,520	$38,225	$8,295	22%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(18,692)	(15,965)	$2,727	17%
Net revenue — commercial product sales	27,828	22,260	$5,568	25%
Revenue — collaborations and services	35,099	24,441	$10,658	44%
Total revenues	$62,927	$46,701	$16,226	35%

Gross revenue from sales of Afrezza increased by $3.9 million, or 32%, for the three months ended September 30, 2021 compared to the same period in the prior year. The increase reflects higher product demand and price. The gross-to-net adjustment was 40.3% of gross revenue, or $6.6 million, for the three months ended September 30, 2021, compared to 41.3% of gross revenue, or $5.1 million, for the same period in the prior year. The decrease in the gross-to-net percentage was primarily driven by a decrease in wholesaler distribution fees (as a percentage of gross sales) as a result of the termination of our free goods program on December 31, 2020 and a decrease in product returns, partially offset by an increase in co-pay assistance. As a result, net revenue from sales of Afrezza increased by $2.5 million, or 34%, for the three months ended September 30, 2021 compared to the prior year period.

Net revenue from collaborations and services increased by $4.4 million, or 54%, for the three months ended September 30, 2021 compared to the same period in the prior year. The increase in collaborations and services revenue was primarily attributed to additional development work associated with our collaboration with UT and the change in the estimated completion date related to the amortization of deferred revenue for R&D Services. In August 2021, we entered into a commercial supply agreement with UT (the “CSA”). Revenue associated with the CSA is deferred until Tyvaso DPI is approved by the FDA for commercialization. See Note 7 – Collaboration, Licensing and Other Arrangements.

Gross revenue from sales of Afrezza increased by $8.3 million, or 22%, for the nine months ended September 30, 2021 compared to the same period in the prior year. The increase reflects higher product demand as a result of increased promotional activity in addition to the negative impact the COVID-19 pandemic had on the demand of Afrezza prescriptions in 2020, a more favorable mix of Afrezza cartridges and price. The gross-to-net adjustment was 40.2% of gross revenue, or $18.7 million, for the nine months ended September 30, 2021, compared to 41.8% of gross revenue, or $16.0 million, for the same period in the prior year. The decrease in the gross-to-net percentage was primarily driven by a decrease in wholesaler distribution fees and rebates as a result of the termination of our free goods program on December 31, 2020, partially offset by an increase in co-pay assistance. As a result, net revenue from sales of Afrezza increased by $5.6 million, or 25%, for the nine months ended September 30, 2021 compared to the prior year period.

Net revenue from collaborations and services increased by $10.7 million, or 44%, for the nine months ended September 30, 2021 compared to the same period in the prior year. The increase in collaborations and services revenue was primarily attributed to additional development work associated with our collaboration with UT and the change in the estimated completion date related to the amortization of deferred revenue for R&D Services. In August 2021, we entered into the CSA with UT. Revenue associated with the CSA is deferred until Tyvaso DPI is approved by the FDA for commercialization. See Note 7 – Collaboration, Licensing and Other Arrangements.

Commercial product gross profit

The following tables provide a comparison of the commercial product gross profit categories for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Commercial product gross profit:
Net revenue — commercial product sales	$9,753	$7,275	$2,478	34%
Less: cost of goods sold	3,812	3,591	$221	6%
Commercial product gross profit	$5,941	$3,684	$2,257	61%
Gross margin	61%	51%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Commercial product gross profit:
Net revenue — commercial product sales	$27,828	$22,260	$5,568	25%
Less: cost of goods sold	12,538	11,432	$1,106	10%
Commercial product gross profit	$15,290	$10,828	$4,462	41%
Gross margin	55%	49%
Non-GAAP gross margin(1)	62%	49%

____________________

(1)	See the reconciliation of gross margin to non-GAAP gross margin under Non-GAAP Measures below.

Commercial product gross profit for the three months ended September 30, 2021 increased by $2.3 million, or 61%, compared to the same period in the prior year. Gross margin for the three months ended September 30, 2021 was 61% compared to 51% for the same period in the prior year. The increase in gross profit and gross margin was attributable to an increase in Afrezza sales partially offset by an increase in cost of goods sold. Cost of goods sold increased by $0.2 million, or 6%, for the three months ended September 30, 2021 compared to the same period in the prior year. The increase in cost of goods sold was primarily attributable to a decrease in manufacturing activities, which resulted in a lower amount of costs capitalized to inventory, partially offset by a decrease in manufacturing-related spending.

Commercial product gross profit for the nine months ended September 30, 2021 increased by $4.5 million, or 41%, compared to the same period in the prior year. Gross margin for the nine months ended September 30, 2021 was 55% compared to 49% for the same period in the prior year. The increase in gross profit and gross margin was attributable to an increase in Afrezza sales, partially offset by an increase in cost of goods sold. Cost of goods sold increased by $1.1 million, or 10%, for the nine months ended September 30, 2021 compared to the same period in the prior year, primarily due to a $2.0 million fee for the amendment of the Insulin Supply Agreement and a $1.1 million decrease in manufacturing activities, which resulted in a lower amount of costs capitalized to inventory, partially offset by $0.9 million of costs associated with lower cost per unit and the termination of the free goods program in December 31, 2020. On a non-GAAP basis, which excludes the $2.0 million insulin supply amendment fee, gross margin was 62% for the nine months ended September 30, 2021 compared to 49% for the same period in 2020. See the reconciliation to non-GAAP net loss and EPS under Non-GAAP Measures below.

Expenses

The following tables provide a comparison of the expense categories for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Expenses:
Cost of goods sold	$3,812	$3,591	$221	6%
Cost of revenue — collaborations and services	6,075	1,581	$4,494	284%
Research and development	3,655	1,484	$2,171	146%
Selling	10,839	8,270	$2,569	31%
General and administrative	6,382	5,629	$753	13%
Asset impairment	106	—	$106	*
(Gain) loss on foreign currency translation	(2,068)	3,927	$(5,995)	*
Total expenses	$28,801	$24,482	$4,319	18%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Expenses:
Cost of goods sold	$12,538	$11,432	$1,106	10%
Cost of revenue — collaborations and services	14,885	6,926	$7,959	115%
Research and development	8,426	4,703	$3,723	79%
Selling	31,992	23,687	$8,305	35%
General and administrative	22,698	18,232	$4,466	24%
Asset impairment	106	1,889	$(1,783)	(94%)
(Gain) loss on foreign currency translation	(5,003)	3,998	$(9,001)	*
Loss on purchase commitments	339	—	$339	*
Total expenses	$85,981	$70,867	$15,114	21%

____________________

* Not meaningful

Cost of revenue — collaborations and services increased by $4.5 million, or 284%, for the three months ended September 30, 2021 and $8.0 million, or 115%, for the nine months ended September 30, 2021 compared to the respective periods in the prior year.  The increases were attributable to an increase in costs for the UT License agreement, specifically an increase in manufacturing activities in preparation for supplying commercial product to UT, and the allocation of selling expenses related to the Vertice Pharma Co-Promotion Agreement.

Research and development expenses increased by $2.2 million, or 146%, for the three months ended September 30, 2021 compared to the same period in the prior year. The increase was primarily attributable to costs incurred for research activities in our product pipeline and to the initiation of the Afrezza pediatrics clinical study (INHALE-1).

Research and development expenses increased by $3.7 million, or 79%, for the nine months ended September 30, 2021 compared to the same period in the prior year. The increase was primarily attributable to costs incurred for the research activities in our product pipeline and to the initiation of the INHALE-1 study, as well as personnel costs associated with additional headcount.

Selling expenses increased by $2.6 million, or 31%, for the three months ended September 30, 2021 compared to the same period in the prior year. The increase was primarily attributable to promotional expenses and patient support services of $2.0 million as well as personnel-related expenses of $1.5 million, which was driven by increased stock-based compensation and additional headcount to support Afrezza growth. The increases in selling expenses were partially offset by a reduction related to the co-promotional cost for Thyquidity which was recognized as cost of revenue — collaboration and services.

Selling expenses increased by $8.3 million, or 35%, for the nine months ended September 30, 2021 compared to the same period in the prior year. The increase was primarily attributable to promotional expenses and patient support services of $5.8 million and personnel-related expenses of $4.8 million, which reflected increased stock-based compensation, additional headcount to support Afrezza growth and our voluntary reduction in compensation in response to the COVID-19 pandemic in the prior year. The increases in selling expenses were partially offset by a reduction related to the co-promotional cost for Thyquidity which was recognized as cost of revenue — collaboration and services.

General and administrative expenses increased by $0.8 million, or 13%, for the three months ended September 30, 2021 compared to the same period in the prior year. This increase was primarily attributable to increased stock-based compensation.

General and administrative expenses increased by $4.5 million, or 24%, for the nine months ended September 30, 2021 compared to the same period in the prior year. This increase was primarily attributable to increased stock-based compensation and our voluntary reduction in compensation expense in response to the COVID-19 pandemic in the prior year. Additional increases consisted of professional fees and business development expenses.

An impairment of $0.1 million was recognized for the three and nine months ended September 30, 2021 for the contract asset associated with variable consideration for gross profits for sales of Thyquidity under Vertice Pharma’s co-promotion agreement. See Note 7 – Collaboration, Licensing and Other Arrangements. An impairment of $1.9 million was recognized for the nine months ended September 30, 2020 for a commitment asset related to the future funding commitments of the MidCap credit facility. There were no asset impairments for the three months ended September 30, 2020.

Under the Insulin Supply Agreement with Amphastar, payment obligations are denominated in Euros. We are required to record the foreign currency translation impact of the U.S. dollar to Euro exchange rate associated with the recognized gain or loss on purchase commitments. The foreign currency translation gain was $2.1 million for the three months ended September 30, 2021 compared to a $3.9 million loss for the same period in the prior year. The foreign currency translation gain was $5.0 million for the nine months ended September 30, 2021 compared to a $4.0 million loss for the same period in the prior year.

Other Income (Expense)

The following tables provide a comparison of the other income (expense) categories for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Interest income	$36	$18	$18	100%
Interest expense on notes	(2,709)	(1,057)	$1,652	156%
Interest expense on Mann Group promissory notes	(94)	(1,318)	$(1,224)	(93%)
Gain on extinguishment of debt	4,930	—	$4,930	*
Other income	1	14	$(13)	(93%)
Total other expense	$2,164	$(2,343)	$(4,507)	*

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Interest income	$64	$165	$(101)	(61%)
Interest expense on notes	(10,943)	(3,212)	$7,731	241%
Interest expense on Mann Group promissory notes	(1,492)	(3,858)	$(2,366)	(61%)
Loss on extinguishment of debt, net	(17,200)	—	$17,200	*
Other (expense) income	(240)	24	$(264)	*
Total other expense	$(29,811)	$(6,881)	$22,930	333%

____________________

* Not meaningful

Interest expense on notes increased by $1.7 million, or 156%, for the three months ended September 30, 2021 compared to the same period in the prior year. The increase was primarily due to the interest expense from the Senior convertible notes issued in the first quarter of 2021. Interest expense on notes increased by $7.7 million, or 241%, for the nine months ended September 30, 2021 compared to the same period in the prior year. The increase was primarily due to a $3.7 million milestone obligation that was achieved during the first quarter of 2021 and interest expense on the Senior convertible notes.

Interest expense on Mann Group promissory notes decreased by $1.2 million, or 93%, for the three months ended September 30, 2021 and $2.4 million, or 61%, for the nine months ended September 30, 2021 compared to the same periods in the prior year. The decrease was primarily due to the repayment of $35.1 million of outstanding principal under the Mann Group non-convertible note, the $10.0 million repayment of principal and interest on the Mann Group convertible note and the reduction of the interest rate from 7.00% to 2.50% pursuant to the first amendment on the remaining promissory note. See Note 6 — Borrowings.

Gain on extinguishment of debt of $4.9 million for the three months ended September 30, 2021 consisted of the principal amount and related accrued and unpaid interest for our PPP loan, which was forgiven by the SBA in July 2021. Loss on extinguishment of debt, net of $17.2 million for the nine months ended September 30, 2021 consisted of $22.1 million loss on extinguishment of debt for the amendment to the Mann Group convertible note, which did not result in a change in our financial position, partially offset by a $4.9 million gain on extinguishment of debt as a result of the SBA’s forgiveness of the PPP loan. See Note 6 — Borrowings.

Other expense or income for the nine months ended September 30, 2021 consisted primarily of the loss associated with a foreign currency hedging transaction which was entered into to mitigate our exposure to foreign currency exchange risks associated with our insulin purchase obligation in 2021 under the Insulin Supply Agreement. There were no hedging transaction for the three months ended September 30, 2021 and 2020 or the nine months ended September 30, 2020.

Net Loss and Earnings Per Share (“EPS”)

The net loss for the three months ended September 30, 2021 was $4.4 million, or $0.02 per share, compared to a $11.3 million net loss in the same period in the prior year, or $0.05 per share. The decreased net loss of $6.8 million was primarily due to an increase in

Afrezza net revenues and revenues from collaboration and services as well as a non-cash gain on extinguishment of the PPP loan of $4.9 million, partially offset by an increase of cost of revenue from collaboration and services and SG&A expenses.

The net loss for the nine months ended September 30, 2021 was $52.9 million, or $0.21 per share, compared to a $30.8 million net loss in the nine months ended September 30, 2020, or $0.14 per share. The increased net loss of $22.0 million was primarily due to the non-cash loss on extinguishment of the Mann Group convertible note of $22.1 million net of a non-cash gain on extinguishment of the PPP loan of $4.9 million, as well as an increase in SG&A expenses, cost of revenue – collaboration and services, partially offset by an increase in Afrezza net revenues and revenues from collaboration and services.

Non-GAAP net loss, adjusted to exclude the $4.9 million non-cash gain on extinguishment of the PPP loan was $9.4 million, or $0.04 per share, for the three months ended September 30, 2021 compared to $11.3 million, or $0.05 per share, for the same period in the prior year. Non-GAAP net loss, adjusted to exclude $17.2 million net loss on extinguishment of debt, net, which consisted of the $22.1 million non-cash loss on extinguishment of the Mann Group convertible note partially offset by the $4.9 million gain on extinguishment of the PPP loan, in addition to the Amphastar amendment fee of $2.0 million was $33.7 million or $0.14 per share, for the nine months ended September 30, 2021 compared to $30.8 million, or $0.14 per share, for the same period in the prior year.  See the reconciliation to non-GAAP net loss and EPS under Non-GAAP Measures below.

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

These non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures; should be read in conjunction with our unaudited condensed consolidated financial statements prepared in accordance with GAAP; have no standardized meaning prescribed by GAAP; and are not prepared under any comprehensive set of accounting rules or principles. In addition, from time to time in the future there may be other items that we may exclude for purposes of our non-GAAP financial measures; and we may in the future cease to exclude items that we have historically excluded for purposes of our non-GAAP financial measures. Likewise, we may determine to modify the nature of its adjustments to arrive at our non-GAAP financial measures. Because of the non-standardized definitions of non-GAAP financial measures, the non-GAAP financial measures as used by us in this Quarterly Report on Form 10-Q have limits in their usefulness to investors and may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies.

The following tables reconcile our financial measure for net loss and EPS as reported in our condensed consolidated statement of operations to a non-GAAP presentation as adjusted for the $4.9 million non-cash gain on extinguishment of the PPP loan for the three months ended September 30, 2021 and the $22.1 million non-cash loss on extinguishment of the Mann Group convertible note net of the $4.9 million gain on extinguishment of the PPP loan for the nine months ended September 30, 2021, which did not result in a change in our financial position, as well as the $2.0 million Amphastar amendment fee.

	Three Months Ended September 30,
(In thousands, except per share data)	2021	2020	$ Change	% Change
GAAP to Non-GAAP Net Loss and EPS
Net loss	$(4,426)	$(11,255)	$(6,829)	(61%)
Net loss per share - basic and diluted	$(0.02)	$(0.05)	$(0.03)	(60%)

Less non-cash gain on extinguishment of debt(1)	(4,930)	—	$(4,930)	*
Non-GAAP net loss	$(9,356)	$(11,255)	$(1,899)	(17%)
Non-GAAP net loss per share - basic and diluted	$(0.04)	$(0.05)	$(0.01)	(20%)
Shares used to compute non-GAAP net loss per share - basic and diluted	249,910	229,668	20,242	9%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
GAAP to Non-GAAP Net Loss and EPS
Net loss	$(52,865)	$(30,829)	$22,036	71%
Net loss per share - basic and diluted	$(0.21)	$(0.14)	$0.07	50%

Less non-cash loss on extinguishment of debt, net(1)	17,200	—	$17,200	*
Less Amphastar amendment fee(1)	2,000	—	$2,000	*
Non-GAAP net loss	$(33,665)	$(30,829)	$2,836	9%
Non-GAAP net loss per share - basic and diluted	$(0.14)	$(0.14)	$—	0%
Shares used to compute non-GAAP net loss per share - basic and diluted	248,624	218,559	30,065	14%

____________________

* Not meaningful

(1)   There is no impact for income taxes associated with the non-cash loss on extinguishment of debt, net or the Amphastar amendment fee as a result of our full valuation allowance.

The following table reconciles our gross margin financial measure as reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations to a non-GAAP presentation as adjusted for the nonrecurring amendment fee related to an amendment to our Insulin Supply Agreement in May 2021.

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Net revenue — Afrezza	$27,828	$22,260	$5,568	25%
Less cost of goods sold	(12,538)	(11,432)	$1,106	10%
GAAP gross profit — Afrezza	15,290	10,828	$4,462	41%
Exclude Amphastar amendment fee	2,000	—	$2,000	*
Non-GAAP gross profit — Afrezza	$17,290	$10,828	$6,462	60%
Non-GAAP gross margin	62%	49%

____________________

* Not meaningful

LIQUIDITY AND CAPITAL RESOURCES

To date, we have funded our operations through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from certain collaborations, from borrowings and from sales of Afrezza.

As of September 30, 2021, we had $288.4 million principal amount of outstanding debt, consisting of:

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

•

$18.4 million principal amount of indebtedness under the Mann Group convertible note bearing interest at a fixed rate of 2.50% per annum compounded quarterly and maturing in December 2025, which is convertible into shares of our common stock at the option of Mann Group at a conversion price of $2.50 per share. Interest is paid-in-kind from August 2019 until the end of 2020, after which we have the option to pay interest in-kind or in shares.

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

During the nine months ended September 30, 2021, we used $49.4 million of cash for our operating activities, which primarily consisted of $47.7 million of selling, general and administrative expenses, $25.5 million of cost of goods sold, $7.7 million of costs for research and development and $5.6 million of cash paid for interest, partially offset by $37.6 million of revenue.

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

Cash used in investing activities of $139.0 million for the nine months ended September 30, 2021 was primarily due to the purchase of $238.4 million of debt securities and $6.3 million purchase of property and equipment, partially offset by the sale of $105.7 million of debt securities.

Cash provided by investing activities of $19.7 million for the nine months ended September 30, 2020 was primarily due to the proceeds from the sale of treasury bills.

Cash provided by financing activities of $172.9 million for the nine months ended September 30, 2021 was primarily due to net proceeds from the offering of Senior convertible notes of $222.7 million, partially offset by the repayment of $35.1 million of Mann Group non-convertible notes and related unpaid accrued interest and the repayment of $10.0 million of principal and $1.0 million prepayment penalty for the MidCap credit facility.

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

Future Liquidity Needs

We are not currently profitable and have rarely generated positive net cash flow from operations. In addition, we expect to continue to incur significant expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for Afrezza, and development costs for other product candidates in our pipeline. As of September 30, 2021, we had capital resources of $51.7 million in cash and cash equivalents, $87.3 million in short-term investments and $42.1 million in long-term investments, and total principal amount of outstanding borrowings of $288.4 million.

In March 2021, we issued $230.0 million of Senior convertible notes. In April 2021, we made a $10.0 million principal prepayment against outstanding term loans under the MidCap credit facility and repaid the entire principal amount of $35.1 million outstanding under the Mann Group non-convertible note (together with all accrued and unpaid interest thereon) as further disclosed in Note 6 – Borrowings. As amended, the MidCap credit facility provides a secured term loan facility with an aggregate principal amount of up to $100.0 million, of which $60.0 million remains available for borrowing if the conditions for Tranche 3 are met. In November 2021, we closed the Sale-Leaseback Transaction for a sales price of $102.3 million. See Note 14 — Subsequent Event.

We believe our resources will be sufficient to fund our operations for the next twelve months from the date of issuance of our condensed consolidated financial statements included in Part I – Financial Statements (Unaudited).

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements.

Contractual Obligations

See Note 6 – Borrowings, Note 12 – Commitments and Contingencies and Note 14 – Subsequent Event for a discussion of material changes outside of the ordinary course of business in our contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in the Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under the MidCap credit facility accrues interest at an annual rate equal to the lesser of (i) 8.25% and (ii) the one-month LIBOR (subject to a one-month LIBOR floor of 1.00%) plus 6.25%.  Accordingly, our interest expense under the MidCap credit facility is subject to changes in the one-month LIBOR rate. All other debt has fixed interest rates, so the interest expense associated with such debt is not exposed to changes in market interest rates. Specifically, the interest rate on amounts borrowed under the Mann Group promissory notes is fixed at 2.50% and the interest rate under the Senior convertible notes is fixed at 2.50%. See Note 6 – Borrowings for information about the principal amount of outstanding debt.

Foreign Currency Exchange Risk

In April 2021, we entered into 90-day foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks associated with our insulin purchase obligation under the Insulin Supply Agreement. The hedging transaction hedges against short-term currency fluctuations for the remaining current year purchase obligation under the Insulin Supply Agreement of €0.8 million. We realized a de minimis currency gain during the three months ended June 30, 2021. This amount is recorded in other income and expense.

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement with Amphastar. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro.  For the three months ended September 30, 2021, we realized a $2.1 million currency gain, which was included in loss (gain) on foreign currency translation in the condensed consolidated statements of operations. Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on September 30, 2021 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax loss of approximately $8.5 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and our Chief Financial Officer have concluded, as of such date, that our disclosure controls and procedures were effective.

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

•	We may undertake internal restructuring activities in the future that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.
•	We are increasingly dependent on information technology systems, and infrastructure, which are vulnerable to service interruptions, data breaches, and other similar incidents and attacks.

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
•

If we or any future partner fails to comply with federal and state healthcare or privacy and data security laws, including fraud and abuse and health information laws and other laws governing the processing of personal data, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

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

As part of the approval of Afrezza, the FDA required us to conduct certain additional clinical studies of Afrezza. These studies will require significant capital resources, some of which may not be available to us. We have to initiated one of these studies, a Phase 3 clinical trial to evaluate the safety and efficacy of Afrezza in 4-17 year-old children and adolescents. We have engaged a clinical research organization to assist us with conducting this study and have budgeted the projected costs of the study in our operating plans. The other required study is a long-term safety study that was originally intended to compare the incidence of pulmonary malignancy observed with Afrezza to that observed in a standard of care control group. We have an ongoing dialogue with the FDA regarding the agency’s current interest in the long-term safety of Afrezza and an appropriate study design to address any concerns. To date, we have not commenced a long-term safety study or budgeted any amount for it, but such a study in its original design would be anticipated to require substantial capital resources that we may not be able to obtain.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up production to commercial batch sizes, which is the stage of production that we have now reached with Tyvaso DPI. These problems include difficulties with production costs and yields and quality control and assurance. We may experience shortages of qualified personnel, which could impact our ability to meet production schedules. There is also a need to comply with strictly enforced federal, state and foreign regulations, including inspections. Our facility is inspected on a regular basis by the FDA, most recently in July 2021 when the FDA conducted a pre-approval inspection related to Tyvaso DPI and a GMP inspection related to Afrezza. The FDA made one observation during its most recent inspection, which we corrected and addressed with the FDA following the site visit.  If the FDA makes any major observations during future inspections, the corrective actions required could be onerous and time-consuming.

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

In addition, in October 2021, the FDA issued a complete response letter to United Therapeutics pursuant to which the FDA declined to approve the NDA for the approval of Tyvaso DPI for the treatment of PAH and PH-ILD at this time, noting only one deficiency related to an open inspection issue at a third-party analytical testing center for treprostinil. In light of these developments, it is currently unclear when, or whether, approval of Tyvaso DPI in PAH and PH-ILD can be obtained.

We may need to raise additional capital to fund our operations.*

As of September 30, 2021, we had cash and cash equivalents of $51.7 million, short-term investments of $87.3 million and long-term investments of $42.1 million, and we had $288.4 million principal amount of outstanding debt. Although we subsequently closed the Sale-Leaseback Transaction for a sales price of $102.3 million, we may need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities, including the commercialization of Afrezza and the development of our product candidates. It may be difficult for us to raise additional funds on favorable terms, or at all. The extent of our additional funding requirements will depend on a number of factors, including:

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

•	the rate of progress and costs of our clinical studies and research and development activities;
•	the costs of procuring raw materials and operating our manufacturing facility;
•	our obligation to make lease payments and milestone payments;
•	our success in establishing additional strategic business collaborations or other sales or licensing of assets, and the timing and amount of any payments we might receive from any such transactions;
•	actions taken by the FDA and other regulatory authorities affecting Afrezza, Tyvaso DPI and our product candidates and competitive products;
•	the emergence of competing technologies and products and other market developments;
•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;
•	the level of our legal and litigation expenses; and
•	the costs of discontinuing projects and technologies, and/or decommissioning existing facilities, if we undertake any such activities.

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

Our business, product sales, results of operations and ability to access capital could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, in regions where we or third parties distribute our products or where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations.*

Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we have business operations, and could cause significant disruption in the operations of third-party manufacturers and distributors upon whom we rely. In particular, the ongoing COVID-19 pandemic could materially affect our operations, including at our manufacturing facility in Connecticut and with respect to our sales force and their ability to interact with health care professionals, as well as the business or operations of our suppliers, distributors or other third parties with whom we conduct business.

The ongoing COVID-19 pandemic has resulted in a number of restrictions to reduce the spread of the disease, many of which have been eased or lifted in recent months. The emergence of new variants of the SARS-CoV-2 virus raises the possibility that recurring cycles of infection and corresponding restrictions will be imposed in the future, notwithstanding vaccination efforts.  The effects of the restrictions related to the COVID-19 pandemic and our related policies addressing the pandemic, including the evolving nature of such policies, may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines.  We may also face challenges or disruptions as employees return back to the workplace, including re-integration challenges by our employees and distractions to management related to such transition.  These and similar, and perhaps more severe, disruptions in our operations due to the COVID-19 pandemic could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Although we believe we have sufficient quantities of raw materials for planned manufacturing operations in 2021, a prolonged supply interruption of certain components could adversely affect our ability to conduct commercialization activities and planned clinical trials. In addition, we believe that the severity of the COVID-19 pandemic in Brazil has the potential to continue to negatively impact the distribution of Afrezza by our partner in that country.

Sales and demand for Afrezza have been adversely affected by the global COVID-19 pandemic, and we expect that the COVID-19 pandemic will continue to negatively impact near-term revenues from Afrezza. Although our sales representatives are conducting in-person sales calls to the extent permitted by state and local public health authorities and by the policies of individual healthcare providers that they interact with, they have not fully returned to conducting in-person office visits with healthcare providers, which impacts their productivity. Disruptions in the prescription volume of Afrezza could also occur:

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

In addition, our planned clinical trials of Afrezza may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 would adversely impact our clinical trial operations.

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

We may not be successful in our efforts to develop and commercialize our product candidates.*

We have sought to develop our product candidates through our internal research programs. Other than Tyvaso DPI, which UT submitted for regulatory approval in April 2021, all of our product candidates will require additional research and development and, in some cases, significant preclinical, clinical and other testing prior to seeking regulatory approval to market them. Accordingly, these product candidates will not be commercially available for a number of years, if at all. Further research and development on these programs will require significant financial resources. Given our limited financial resources, our need to support the regulatory submission and launch preparations of Tyvaso DPI and our ongoing attention on the development and commercialization of Afrezza, we may not be able to advance these programs into clinical development unless we are able to obtain specific funding for these programs or enter into collaborations with third parties. In addition, in October 2021, the FDA issued a complete response letter to United Therapeutics pursuant to which the FDA declined to approve the NDA for the approval of Tyvaso DPI for the treatment of PAH and PH-ILD at this time, noting only one deficiency related to an open inspection issue at a third-party analytical testing center for treprostinil. In light of these developments, it is currently unclear when, or whether, approval of Tyvaso DPI in PAH and PH-ILD can be obtained.

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

We have a history of operating losses, we expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

We are not currently profitable and have rarely generated positive net cash flow from operations. As of September 30, 2021, we had an accumulated deficit of $3.1 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of Afrezza and advance product candidates in our pipeline. In addition, under our Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin through 2027. As of September 30, 2021, there was €73.7 million remaining in aggregate purchase commitments under this agreement. We may not have the necessary capital resources to service this contractual commitment.

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

We have a substantial amount of debt, and we may be unable to make required payments of interest and principal as they become due.*

The notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q provide details about our various debt obligations. As of September 30, 2021, we had $288.4 million principal amount of outstanding debt, consisting of:

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

•

$18.4 million principal amount of indebtedness under the Mann Group convertible note bearing interest at a fixed rate of 2.50% per annum compounded quarterly and maturing in December 2025, which is convertible into shares of our common stock at the option of Mann Group at a conversion price of $2.50 per share. Interest is paid-in-kind from August 2019 until the end of 2020, after which we have the option to pay interest in-kind or in shares.

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

If our unrestricted cash and short-term investments balance falls below $90.0 million, we will be subject to a covenant relating to trailing twelve-month minimum Afrezza net revenue, tested on a monthly basis, which is set forth in the MidCap credit facility Agreement, as amended. If we fail to meet this covenant or the minimum cash covenant, any outstanding borrowings, together with accrued interest, under the MidCap credit facility could be declared immediately due and payable.

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

From time to time, we may undertake internal restructuring activities as we continue to evaluate and attempt to optimize our cost and operating structure in light of developments in our business strategy and long-term operating plans. These activities may result in write-offs or other restructuring charges. There can be no assurance that any restructuring activities that we undertake will achieve the cost savings, operating efficiencies or other benefits that we may initially expect. Restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from commercial operations. If we undertake any internal restructuring activities and fail to achieve some or all of the expected benefits therefrom, our business, results of operations and financial condition could be materially and adversely affected.

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.

At least for the foreseeable future, we expect that our manufacturing facility in Connecticut will be the sole location for the manufacturing of Afrezza and Tyvaso DPI. This facility and the manufacturing equipment we use would be costly to replace and could require substantial lead-time to repair or replace. We depend on our facilities and on collaborators, contractors and vendors for the continued operation of our business, some of whom are located in other countries. Natural disasters or other catastrophic events, including interruptions in the supply of natural resources, political and governmental changes, severe weather conditions, public health pandemics or epidemics (including, for example, the ongoing COVID-19 pandemic), wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, volcanic eruptions, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. We might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs or cause interruptions in our commercialization of Afrezza.

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

When we purchased our facility in Connecticut in 2001, a soil and groundwater investigation and remediation was being conducted by a former site operator (the responsible party) under the oversight of the Connecticut Department of Environmental Protection, which is not completed. The responsible party will make all filings necessary to achieve closure for the environmental remediation conducted at the site, and has agreed to indemnify us for any future costs and expenses we may incur that are directly related to the final closure. If we are unable to collect these future costs and expenses, if any, from the responsible party, our business, financial condition and results of operations may be harmed.

We are increasingly dependent on information technology systems and infrastructure, which are vulnerable to service interruptions, data breaches, and other similar incidents and attacks.*

We, and third parties acting on our behalf, employ and are increasingly dependent upon information technology systems, infrastructure, applications, websites and other resources. Our business requires collecting, manipulating, analyzing, storing and otherwise processing large amounts of data, including proprietary data, sensitive data, personal data and other confidential information. In addition, we rely on an enterprise software system to operate and manage our business. Our business, including our ability to conduct clinical trials, therefore depends on the continuous, effective, reliable and secure operation of our information technology resources and those of third parties acting on our behalf, including computer hardware, software, networks, Internet servers and related infrastructure. These resources, including due to their multitude and complexity, and the data they transit or store (which includes valuable information) are vulnerable to service interruption or destruction, malicious intrusion and random attack. Likewise, data privacy or security breaches by employees or others (whether intentional or accidental) may pose a risk that sensitive data including intellectual property, trade secrets, personal data or other confidential data belonging to us or our customers or other business partners may be exposed to unauthorized persons or to the public. We, and third parties acting on our behalf, are also potentially subject to cyber-attacks and other malicious internet-based activity, including ransomware attacks and supply chain attacks, which can be highly sophisticated, are constantly evolving and may be difficult to predict and detect and costly to investigate and attempt to remediate. Such attacks, which are increasingly prevalent and severe, are often carried out by motivated, well-resourced, skilled and persistent actors, including nation states, organized crime groups and “hacktivists,” but threats come from a wide variety of actors. Cyber-attacks could include the deployment of harmful malware and key loggers, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our information technology systems, infrastructure and data. Our key business partners, including our service providers, face similar risks and any security breach of their systems could adversely affect our security status. Additionally, natural disasters, public health pandemics or epidemics (including, for example, the COVID-19 pandemic), terrorism, war, telecommunication and electrical failures and similar events may result in damage to or the interruption or impairment of key business processes, including disruptions of clinical trials, or the loss or corruption of confidential information, including intellectual property, proprietary business information and personal data. While we continue to invest in the protection of our critical or sensitive data and information technology, there can be no assurance that our efforts (or the efforts of third parties with whom we do business) will prevent or detect service interruptions, vulnerabilities or breaches in our systems or the systems of third parties that process our data, which could adversely affect our business and operations and/or result in the loss of critical, personal or other sensitive or confidential information and could result in financial, legal, business or reputational harm to us, including in connection with government enforcement actions, investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some processing of personal data (which could impact our clinical trials or training of our algorithm), lawsuits (including class action litigation), indemnity obligations, negative publicity, diversions of funds and resources, notification obligations (including to affected individuals and governmental authorities), and other adverse events or outcomes. Our contracts, which often contain privacy- and data security-related obligations, may not have limitations of liability and there can be no assurance that any limitations of liability that are included in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, contracts, policies or other obligations related to privacy, information security or security incidents. We also cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or adequately mitigate liabilities or damages with respect to claims, costs, litigation, fines, penalties, and other losses or material adverse impacts arising out of our privacy and security practices or security incidents, or that such coverage will continue to be available on commercially reasonable terms or at all.

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

While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the United Kingdom (“UK”) and the EU there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the UK diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.

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

If we or any future partner fails to comply with federal and state healthcare or privacy and data security laws, including fraud and abuse and health information laws and other laws governing the processing of personal data, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations, including those pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. For example, we could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. Additionally, there are numerous U.S. and foreign laws, regulations and industry standards that govern the processing of personal data, including privacy, data security, consumer protection and health information privacy laws. The number and scope of these laws, regulations and industry standards are changing, subject to differing applications and interpretations, and may be inconsistent between jurisdictions or in conflict with each other, making compliance difficult. The key laws that may affect our ability to operate include, among others:

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information on entities subject to the law, such as certain healthcare providers, health plans, and healthcare clearinghouses and their respective business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information as well as their covered subcontractors.

•

We may be or may become subject to the European General Data Protection Regulation (“EU GDPR”) and the EU GDPR as it forms part of UK law by virtue of section 3 of the European Union (Withdrawal) Act of 2018 (“UK GDPR”), which contain significant and complex compliance burdens with respect to processing personal data, including provisions specifically directed at the processing of health information and other categories of “special category” data, higher sanctions (including, for example, under the EU GDPR, fines of up to the higher of €20 million or 4% of global annual revenue for the preceding financial year), restrictions on transferring personal data outside of the European Economic Area (“EEA”) or UK and extra-territoriality measures that bring companies outside of the EEA and UK under the regulation. We anticipate that over time we may expand our business operations to include additional operations in the EU and UK, including potentially conducting preclinical and clinical trials. With such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate and the UK, including the EU GDPR and UK GDPR;

•

Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or LGPD) (Law No. 13,709/2018), which broadly regulates the processing of personal data and imposes compliance obligations and penalties comparable to the EU GDPR and UK GDPR, including similar cross-border data transfer restrictions.

•

The California Consumer Privacy Act (“CCPA”), which created individual privacy rights for California consumers (as that word is broadly defined in the law) and placed increased privacy and security obligations on entities handling personal data of such consumers or households. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, provide such consumers with various rights with respect to their data (including ways to opt-out of certain sales of personal data), and provides for significant civil penalties as well as a new private right of action for data breaches and statutory damages. In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. Furthermore, other U.S. states have enacted or proposed data privacy laws, which could further complicate the legal landscape. These laws will likely impact (possibly significantly) our business activities and exemplify the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data.

•

The federal Physician Payments Sunshine Act under PPACA, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians (defined to include defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

•

Other state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state and foreign laws governing the privacy and security and other processing of personal data (including health information) in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government that otherwise restricts certain payments that may be made to healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state laws that require drug manufacturers to report information related to payments and other transfer of value to physicians and other healthcare providers and entities, marketing expenditures or drug pricing.

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. With Afrezza now available in Brazil and as we pursue additional international approvals, we will be subject to similar foreign laws and regulations. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, or any contractual obligations related to the same, we may be subject to governmental enforcement actions, investigations, litigation (including class action lawsuits) and other penalties, including significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, defense costs, exclusion from U.S. federal or state healthcare programs, additional reporting requirements and/or oversight (including if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws), bans or restrictions on our processing of personal data, indemnity obligations and the curtailment or restructuring of our operations. Any such event or consequence, including penalties, damages, fines, and curtailment or restructuring of our operations, could materially adversely affect our ability to operate our business, including our ability to run clinical trials, and our financial results and harm our reputation. Although compliance programs can help mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

RISKS RELATED TO OUR COMMON STOCK

We may not be able to generate sufficient cash to service all of our indebtedness and commitments. We may be forced to take other actions to satisfy our obligations or we may experience a financial failure.

Our ability to make scheduled payments on our lease and debt obligations will depend on our financial and operating performance, which is subject to the commercial success of Afrezza, the extent to which we are able to successfully develop and commercialize our Technosphere drug delivery platform and any other product candidates that we develop, prevailing economic and competitive conditions, and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness and lease obligations. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled obligations or that these actions would be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations when due.

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

The future sale of our common stock or the exchange or conversion of our convertible debt into, or exercise of our outstanding warrants for, common stock could negatively affect the market price of our common stock and other securities.*

As of October 29, 2021, we had 251,256,353 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise, the issuance of additional shares of our common stock upon the exchange or conversion of the Mann Group promissory notes, or the Senior convertible notes, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 8, 2021, the previously announced transaction between us and 1 Casper, LLC (the “Purchaser”) closed, pursuant to which we sold the Property for a purchase price of $102.3 million, subject to terms and the conditions under the agreement for the

Sale-Leaseback Transaction. The Property included our manufacturing facility (commonly known as Building 1), which consists of approximately 263,900 square feet, but did not include our adjacent research and development facility (commonly known as Building 8).

Effective with the closing of the Sale-Leaseback Transaction, we and the Purchaser entered into the Lease, pursuant to which we leased the Property from the Purchaser for an initial term of 20 years, with four renewal options of five years each. The total annual rent under the Lease starts at approximately $9.5 million per year, subject to a 50% rent abatement during the first year of the Lease, and will increase annually by (i) 2.5% in the second through fifth year of the Lease and (ii) 3% in the sixth and each subsequent year of the Lease, including any renewal term. We are responsible for payment of operating expenses, property taxes and insurance for the Property. The Purchaser will hold a security deposit of $2.0 million during the Lease term. Pursuant to the terms of the Lease, we have four options to repurchase the Real Property, in 2026, 2031, 2036 and 2041, for the greater of (i) $102.3 million and (ii) the fair market value of the Real Property.

Effective with the closing of the Sale-Leaseback Transaction, we and the Purchaser also entered into the ROFR, pursuant to which we have a right to re-purchase the Property from the Purchaser in accordance with terms and conditions set forth in the ROFR. Specifically, if the Purchaser receives, and is willing to accept, a bona fide purchase offer for the Property from a third-party purchaser, we have certain rights of first refusal to purchase the Property on the same material terms as proposed in such bona fide purchase offer.

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

4.9

Indenture, dated as of March 4, 2021, by and between MannKind Corporation and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on March 5, 2021).

4.10

Form of Global Note, representing MannKind Corporation’s 2.50% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.15) (incorporated by reference to Exhibit 4.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on March 5, 2021).

10.1*	Commercial Supply Agreement, dated August 12, 2021, by and between MannKind Corporation and United Therapeutics Corporation.

10.2*	First Amendment to Commercial Supply Agreement, dated October 16, 2021, by and between MannKind Corporation and United Therapeutics Corporation.

10.3*	Purchase and Sale Agreement, dated September 23, 2021, by and between MannKind Corporation and 1 Casper, LLC.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Dated: November 9, 2021	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ STEVEN B. BINDER
Steven B. Binder
Chief Financial Officer (Principal Financial and Accounting Officer)