Form 10-K
period 2021-12-31
MANNKIND CORP
filed 2022-02-24
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 000-50865

MannKind Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3607736
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Casper Street Danbury, Connecticut	06810
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(818) 661-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	MNKD	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the Nasdaq Global Market, was approximately $1,266,168,274.

As of February 11, 2022, there were 251,798,303 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement (the “Proxy Statement”) for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than May 2, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

MANNKIND CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2021

Forward-Looking Statements

Statements in this report that are not strictly historical in nature are “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These statements may include, but are not limited to, statements regarding: our ability to successfully market, commercialize and achieve market acceptance for Afrezza or any other product candidates or therapies that we may develop; our ability to manufacture sufficient quantities of Afrezza and obtain insulin supply as needed; our ability to successfully commercialize our Technosphere drug delivery platform; our estimates for future performance; our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing; the progress or success of our research, development and clinical programs, including the application for and receipt of regulatory clearances and approvals; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others; and scientific studies and the conclusions we draw from them. These statements are only predictions or conclusions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” and elsewhere in this report. In addition, statements like “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Afrezza®, Technosphere®, BluHale® and MannKind Corporation are our trademarks in the United States. We have also applied for or have registered company trademarks in other jurisdictions. This document also contains trademarks and service marks of other companies that are the property of their respective owners.

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

RISKS RELATED TO OUR BUSINESS

•	Afrezza may only achieve a limited degree of commercial success. The continued commercialization and development of Afrezza will require substantial capital that we may not be able to obtain.
•	If we fail as an effective manufacturing organization, we may be unable to support commercialization of Afrezza or Tyvaso DPI.
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

•	Afrezza or our product candidates may be rendered obsolete by rapid technological change.
•	Continued testing of Afrezza or our product candidates may not yield successful results, and even if it does, we may still be unable to successfully commercialize our product candidates.
•

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

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
•

If we or any future partner fails to comply with federal and state healthcare laws, including fraud and abuse and health information laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

•

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

RISKS RELATED TO OUR COMMON STOCK

•

We may not be able to generate sufficient cash to service all of our indebtedness and commitments. We may be forced to take other actions to satisfy our obligations or we may experience a financial failure.

•	Our stock price is volatile and may affect the market price of our common stock and other securities.
•	The future sale of our common stock or the exchange or conversion of our convertible debt into common stock could negatively affect the market price of our common stock and other securities.

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

We are a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for patients with endocrine and orphan lung diseases. Our lead product is Afrezza (insulin human) Inhalation Powder, which was approved by the U.S. Food and Drug Administration (“FDA”) in June 2014. Afrezza is an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes. According to the Centers for Disease Control and Prevention, 37.3 million people in the United States had diabetes in 2019. Globally, the International Diabetes Federation has estimated that approximately 537 million adults had diabetes in 2021 and approximately 783 million will have diabetes by 2045.

Afrezza consists of a dry powder formulation of human insulin delivered from a small portable inhaler. Administered at the beginning of a meal, Afrezza dissolves rapidly upon inhalation to the lung and delivers insulin quickly to the bloodstream. The first measurable effects of Afrezza occur approximately 12 minutes after administration.

In the U.S., we are solely responsible for the commercialization of Afrezza. Our sales representatives promote Afrezza to endocrinologists and selected primary care physicians located throughout the United States. Our sales efforts are aided by support programs, such as our AfrezzaAssist program that helps patients and physicians navigate through access, reimbursement and training questions, and savings programs, such as our co-pay assistance program for patients with commercial insurance and our cash pay program for patients with no insurance. Outside of the U.S., our strategy has been to establish regional partnerships in foreign jurisdictions where there are commercial opportunities, subject to the receipt of necessary foreign regulatory approvals. Our partner in Brazil, Biomm S.A. (“Biomm”), commenced commercialization of Afrezza in January 2020. Our partner in India, Cipla Ltd. (“Cipla”), is currently conducting a clinical study of Afrezza in order to meet the requirements for a regulatory submission to the Drug Controller General of India.

As part of the approval of Afrezza, the FDA required us to conduct certain additional clinical studies of Afrezza in pediatric patients. In the third quarter of 2021, we initiated a Phase 3 clinical trial to evaluate the safety and efficacy of Afrezza in combination with basal insulin versus multiple daily injections of insulin in children and adolescents aged 4-17 who are living with type 1 or type 2 diabetes.  This study, known as the INHALE-1 study, is a 26-week open-label, randomized clinical trial with a 26-week extension period. The primary endpoint is change in HbA1c level after 26 weeks. Secondary endpoints include change in fasting plasma glucose after 26 weeks, and rate of hypoglycemic events. We do not expect to complete the INHALE-1 study until 2023 at the earliest.

When Afrezza was approved, the FDA also required us to conduct a five-year, randomized, controlled trial in 8,000-10,000 patients with type 2 diabetes to assess the long-term safety of Afrezza. In discussions with the FDA during 2021, the agency indicated that this requirement could potentially be satisfied through a retrospective analysis or a prospective registry study rather than a randomized controlled trial.  The details of such a modified requirement will be elaborated in further discussions with the FDA that are planned for later in 2022.

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

Using our formulation and inhaler technology, we advanced an inhaled formulation of treprostinil Technosphere into clinical development in June 2018. In September 2018, we entered into a license and collaboration agreement (the “UT License Agreement”) with United Therapeutics Corporation (“United Therapeutics” or “UT”), pursuant to which UT assumed responsibility for global development, regulatory and commercial activities with respect to a product that UT has branded as Tyvaso DPI, while we retained responsibility for manufacturing clinical and commercial supplies. In April 2021, United Therapeutics submitted a new drug application (“NDA”) to the FDA seeking approval of Tyvaso DPI for the treatment of pulmonary arterial hypertension (PAH) and pulmonary hypertension associated with interstitial lung disease (PH-ILD). In October 2021, the FDA provided UT with a complete response letter (CRL) in which it declined to approve the Tyvaso DPI NDA, citing an open inspection issue at a third-party analytical testing facility for the treprostinil drug substance as the single deficiency preventing approval of Tyvaso DPI. The CRL noted, but did not cite as a deficiency, that the FDA had not yet completed its review of a citizen petition submitted to the FDA in July 2021 concerning the safety of an excipient in Tyvaso DPI. In December 2021, UT resubmitted the NDA to the FDA, addressing the single deficiency cited in the CRL. In January 2022, the FDA accepted the resubmitted NDA for review, and designated it as a class 1 resubmission with an expected two-month review period ending in February 2022. In mid-February 2022, the FDA requested additional information from UT concerning the pulmonary safety of Tyvaso DPI related to the citizen petition. UT promptly responded to the FDA’s request. The FDA subsequently indicated that the response constitutes a major amendment to the Tyvaso DPI NDA, which extends to May 2022 the FDA’s deadline to complete its review of the pending NDA.

In December 2020, we acquired QrumPharma, Inc., a privately held pharmaceutical company developing inhalation treatments for severe chronic and recurrent pulmonary infections, including nontuberculous mycobacterial (NTM) lung disease.  The lead program from this acquisition (MNKD-101) is an inhaled, nebulized formulation of clofazimine, which could potentially provide several clinical advantages over the current solid oral dosage form of this drug. MNKD-101 is currently being evaluated in an initial clinical study in Australia. The FDA has designated MNKD-101 as both an orphan drug and a qualified infectious disease product for the treatment of pulmonary NTM infections. In addition to continuing the development of MNKD-101, we are evaluating the feasibility of developing a dry-powder formulation of clofazimine using our Technosphere technology.

We have formulated other drugs and biologics for the treatment of orphan lung disease and plan to continue their development as dictated by the results achieved in preclinical studies and by resource requirements. We have also partnered with several third parties that have proprietary rights to certain compounds in order to evaluate the feasibility of developing dry-powder formulations of such compounds. We may seek to convert certain of these exploratory programs into full development programs funded by the external parties.

To aid in the development of oral inhalation products, we have created a number of innovative tools, including a novel inhalation profiling apparatus, known as BluHale that uses miniature sensors to assess the drug delivery process at the level of an individual inhaler. The BluHale apparatus provides real-time data regarding patient usage and delivery system performance that is transmitted to a user interface, such as a smartphone application. During 2020, we released a BluHale Professional version of the apparatus for use as a training tool in certain physician’s offices. A consumer version of the apparatus, with additional features, is in development.

Manufacturing and Supply

We use our Danbury, Connecticut facility to formulate both the Afrezza and Tyvaso DPI inhalation powders, fill plastic cartridges with the powders and package the cartridges into blister packs. We utilize a contract packager to assemble the final kits of Afrezza and Tyvaso DPI cartridges along with inhalers and package inserts.

The quality management systems of our Danbury facility have been certified to be in conformance with the ISO 13485:2016 standard. Our facility is inspected on a regular basis by the FDA, most recently in July 2021 when the FDA conducted a pre-approval inspection related to Tyvaso DPI and a GMP inspection related to Afrezza. The FDA made one observation during its most recent inspection, which we corrected and addressed with the FDA following the site visit. We were also inspected by the Agência Nacional de Vigilância Sanitária (“ANVISA”) (Brazil National Health Surveillance Agency) in May 2018. ANVISA renewed its certificate in 2020 on the basis of a virtual inspection. The FDA and other foreign jurisdictions are expected to conduct additional inspections of our facility from time to time.

We believe that our Danbury facility has enough capacity to satisfy the current demand for Afrezza and, if approved, Tyvaso DPI. In addition, we are currently expanding production capacity with additional filling lines and other equipment in order to meet the demand for Tyvaso DPI projected by UT over the next several years. The costs of this expansion project are being borne by UT.

Currently, the only source of insulin that we have qualified for Afrezza is manufactured by Amphastar France Pharmaceuticals S.A.S. (“Amphastar”). In April 2014, we entered into a supply agreement with Amphastar (as amended, the “Insulin Supply Agreement”) to purchase certain annual minimum quantities with an aggregate purchase commitment of €120.1 million over a term that currently extends through December 31, 2027. As of December 31, 2021, there was $82.8 million remaining in aggregate purchase commitments under this agreement. See additional information in Note 13 – Commitments and Contingencies to the consolidated financial statements for further information related to the Insulin Supply Agreement.

The treprostinil used to produce Tyvaso DPI is supplied to us at no cost by United Therapeutics.

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

The BluHale device is assembled for us by a contract manufacturer using components that are sourced from multiple vendors.

In general, our suppliers and contract manufacturers are sophisticated and mature organizations, often with multinational operations, that have significant experience with pharmaceutical and medical device manufacturing. Our quality and manufacturing personnel conduct extensive inspections to qualify new vendors and periodic GMP audits of their operations on an ongoing basis. With the expansion of our supply chain into the electronic components that are required for BluHale devices, we have begun to require our vendors to confirm that conflict minerals are not knowingly or intentionally added during the manufacturing process for, or are unnecessary to the functionality or production of, the components that we source from such vendors.

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

Our Technosphere drug delivery platform, including Afrezza, enjoys patent protection relating to the powder, its manufacture, its use for pulmonary delivery of drugs as well as protection related to our inhalers and associated cartridges. We have additional patent coverage relating to methods for the treatment of diabetes using Afrezza. Overall, Afrezza is protected by approximately 640 issued patents in the United States and selected jurisdictions around the world, the longest-lived of which will expire in 2032. We also have over 65 applications pending that may provide additional protection for Afrezza if and when they are allowed. Similarly, Tyvaso DPI is protected by approximately 400 issued patents in the United States and elsewhere and an additional 50 pending applications. The longest-lived patent protection for Tyvaso DPI will expire in 2035. Our entire portfolio consists of approximately 1,100 issued patents and approximately 170 patent applications that provide protection for MNKD-101, our drug delivery platform, Technosphere-based products, our BluHale inhalation-profiling apparatus and various development tools. We expect to file further patent applications as our research and development efforts continue.

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

We use trademarks and service marks to protect our corporate brand as well as the branding associated with Afrezza, our Technosphere formulation technology, our device platform and the product support programs that we have developed. Our current portfolio consists of 178 registered trademarks and 60 applications in the U.S. and selected foreign jurisdictions. We routinely monitor competing trademarks and, when necessary, oppose marks that we believe would be confusing to consumers. We also enforce against the unauthorized use or misappropriation of our marks.

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

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions impose substantial requirements upon the research, clinical development, testing, manufacture, labeling, storage, shipping, approval, recordkeeping, advertising, promotion, sale and distribution of medical devices and new drug and biologic products. In addition, to the extent that our products are marketed abroad, they are also subject to export requirements and to regulation by foreign governments. The regulatory approval process is generally lengthy, expensive and uncertain. Failure to comply with applicable FDA and other regulatory requirements can result in sanctions being imposed on us, including warning letters, hold letters on clinical research, product recalls or seizures, total or partial suspension of production or injunctions, refusals to permit products to be imported into or exported out of the United States, refusals of the FDA to grant approval of drugs or to allow us to enter into government supply contracts, withdrawals of previously approved marketing applications, civil or criminal fines or other penalties.

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

In addition, the FDA imposes a number of complex regulations on entities that advertise and promote drugs, which include, among other requirements, standards for and regulation of direct-to-consumer advertising, industry sponsored scientific and educational activities, and promotional activities involving the Internet, and restrictions on off-label promotion. The FDA has very broad enforcement authority, and failure to comply with these regulations can result in penalties, including the issuance of a warning letter requirements for corrective advertising to healthcare providers, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions.

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

Pricing and Reimbursement

Government coverage and reimbursement policies both directly and indirectly affect our ability to successfully commercialize our approved products, and such coverage and reimbursement policies will be affected by future healthcare reform measures. Third-party payers, such as government health administration authorities, private health insurers and other organizations that provide healthcare coverage, generally decide which drugs they will pay for and establish reimbursement levels for covered drugs. In particular, in the United States, private third-party payers often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such products and services. In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and other third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Further, the increased emphasis on managed healthcare in the United States will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. Recently, in the United States there has been heightened governmental scrutiny of the manner in which drug manufacturers set prices for their marketed products. Pricing pressures can arise from rules and practices of managed care organizations, judicial decisions and governmental laws and regulations related to Medicare, Medicaid, healthcare reform, pharmaceutical reimbursement policies and pricing in general.

The United States and some foreign jurisdictions have enacted or are considering a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “PPACA”), which was enacted in March 2010. In the years since the PPACA was enacted, there have been a number of executive, judicial and congressional challenges to certain aspects of PPACA.  While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain provisions of the PPACA have been signed into law. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (“Tax Act”), includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Subsequently, a Texas U.S. District Court Judge ruled in December 2018 that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Ultimately, in June 2021 the Supreme Court dismissed this challenge to the constitutionality of the PPACA, so it remains in effect in its current form.  However, in the future, there are likely to be additional proposals relating to the reform of the U.S. health care system, some of which could further limit the prices we are able to charge for our products, or the amounts of reimbursement available for our products. If drug products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

Moreover, in the United States, there have been several presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future.  Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional government action will be taken in response to the COVID-19 pandemic.

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

In addition, federal civil and criminal false claims laws, including the civil False Claims Act, which can be enforced through civil whistleblower or qui tam actions, and civil monetary penalty laws impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment or approval that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government.

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

The Physician Payments Sunshine Act within PPACA, and its implementing regulations, require certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to (i) report information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and (ii) report annually certain ownership and investment interests held by physicians and their immediate family members.

In 2020, we reported approximately $383,700 in payments to physicians under the Physician Payments Sunshine Act, which consisted of $216,140 in speaking fees, $121,740 in meals, $31,600 in consulting fees and $14,220 in other payments. We also reported approximately $294,190 in research payments to teaching hospitals. Our report for payments to physicians and teaching hospitals for 2021 is due to be submitted to the Centers for Medicare & Medicaid Services (“CMS”) by March 31, 2022.

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

Privacy

We are subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act (“HITECH”), and their respective implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates” — independent contractors or agents of covered entities, which include certain healthcare providers, health plans, and healthcare clearinghouses, that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions.

State laws also govern the privacy and security of personal data, including health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. Additionally, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023. U.S. federal and state consumer protection laws require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

Foreign data privacy and security laws impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), contains provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures that are intended to bring non-EU companies under the data security and privacy legal framework specified in the regulation. We anticipate that over time we may expand our business operations to include operations in the EU, including potentially conducting preclinical and clinical trials. With such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the EU GDPR.

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

Our policy on interactions with healthcare professionals and patients requires that our employees promote our products fairly, truthfully, accurately and on-label.  Off-label promotion of our products is explicitly prohibited, as are sales activities that would interfere with a healthcare provider’s independent medical judgment or the doctor-patient relationship. All sales staff received compliance training upon hire and on an annual basis. We also routinely monitor sales calls. We expect that consistent enforcement of, and training on, our Code of Business Conduct and Ethics and our policy on interactions with healthcare professionals and patients will help us to avoid the incidence of unethical marketing practices.

As part of our commitment to patient support and education, our employees and consultants may attend and participate in certain patient events, such as health fairs or local disease awareness and advocacy events.  In all cases, interactions with patients and patient groups may only be conducted in settings that are suitable for patient education and separate from the usual place(s) of clinical business of healthcare providers or institutions. In addition, our sponsorship of such events, if any, must be clearly disclosed through prominent signage.

Drug Safety

The safety of our products at all stages – from clinical trials to the administration and use and through to safe disposal – is a key area of attention for us. We manufacture our approved and investigational products in accordance with the applicable cGMPs, QSR and other requirements enforced by the FDA and other regulatory bodies that have oversight over our products. We acknowledge, however, that there are inherent risks associated with the use of drug products. We attempt to minimize these through stringent adherence to quality control procedures and proactive recall processes whenever a safety concern is identified. To date, we have not issued a recall for any product.

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

All of our employees are required to adhere to a standard operating procedure for capturing and reporting adverse events, safety information, and product complaints/adverse incidents involving any drug products marketed by us. These reports, as well as those that are collected by our third-party call center, are evaluated, processed and reported to regulatory authorities in accordance with FDA regulations and guidance on the post-marketing reporting of adverse experiences involving drugs, medical devices and combination products.

Safety of Clinical Trial Participants

When we are actively conducting clinical trials, the safety of our clinical trials plays a crucial role in the development of new products and our continuing prosperity. We take numerous steps to maximize the safety of our clinical trial participants.

The health of subjects in clinical trials is a priority for us and we are committed to conducting clinical trials according to uniformly high ethical standards. We apply those standards to trials that we sponsor and conduct directly as well as those conducted on our behalf by clinical research organizations. We conduct trials in accordance with all applicable laws, the standards of International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use Guidelines and following the ethical principles that have their origin in the Declaration of Helsinki.

We require that a three-stage informed consent process be implemented in all trials to ensure that participants understand the risks and benefits of the procedures, how personal medical data is collected and used, and that participation in the trial is voluntary, among other information. We retain documentation that all participants in our trials have provided informed consent.

We monitor clinical trials through audits and inspections conducted by us and by clinical research organizations (CROs) that we engage. We also inspect our CROs prior to, and during, an engagement. These inspections verify that our policies, good clinical practices and applicable laws are being adhered to.

Our ability to ensure the safety of clinical trial participants is critical to securing regulatory approval and continued product development success. Moreover, our inability to conduct safe and effective clinical trials could increase our development costs over time. We will continue to hold ourselves to high standards in our oversight and management of clinical trials.

Our policy is to disclose the basic results of all clinical trials that we conduct to test the effectiveness of investigational drugs intended to treat serious or life-threatening diseases or conditions (i.e., phase 2-4 clinical studies).  Additionally, we may voluntarily disclose the results of initial safety studies (i.e., phase 1 clinical studies).  We strive to disclose these results within one year of study completion or within 30 days of marketing authorization approval.  In our disclosure of clinical trial results, our policy is to include all serious adverse events and those non-serious adverse events that have a frequency of at least five percent.

Corruption and Bribery

Our Code of Business Conduct and Ethics reflects the business practices and principles of behavior that we expect of every employee, officer and director. All new employees are trained on the Code of Business Conduct and Ethics and existing employees are required to acknowledge annually that they have refreshed their familiarity with the policies contained within it.  Our Code of Business Conduct and Ethics includes clear guidelines on anti-bribery and anti-corruption practices. In addition, we have adopted a separate anti-corruption policy. Currently, we have very limited operations outside the United States; however, as we expand our global reach through collaborations or through our own growth, we acknowledge that certain regions may pose a higher risk for corrupt practices. We intend to continue our internal training programs and oversight over collaborators on anti-bribery, anti-corruption and other unethical practices in order to reduce these risks.

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

Long-Lived Assets

Our long-lived assets are located in the United States and totaled $36.6 million and $25.9 million as of December 31, 2021 and 2020, respectively.

Employees and Human Capital

Our human capital helps us develop and commercialize new products, conduct clinical trials and navigate government regulations. Our ability to recruit, develop and retain highly skilled talent is a significant determinant of our success. Our Code of Business Conduct and Ethics codifies our commitment to diversity and to providing equal opportunity and a positive working environment in all aspects of employment. We also have policies setting forth our expectations for nondiscrimination and a harassment-free work environment. Specifically, our policy is that no aspect of employment, including hiring and promotional opportunities, will be subject to unlawful discrimination or harassment (including sexual harassment) based on race, creed, color, religion, national origin, ancestry, gender (including pregnancy, breastfeeding or medical conditions related to pregnancy or breastfeeding), age, physical or intellectual disability, sexual orientation, gender identity, gender expression, gender stereotyping, marital status, military or veteran status, citizenship, genetic characteristic or information, or any other characteristic protected by applicable federal, state or local law.

As of December 31, 2021, we had 349 total at-will employees, of which 348 were full-time. Of our full-time employees, 147 were engaged in manufacturing, 41 in research and development, 50 in general and administrative and 110 in selling and marketing. Seventeen of these employees had a Ph.D. degree and/or M.D. degree and were engaged in activities relating to research and development, manufacturing, quality assurance or business development. As of December 31, 2021, our workforce was distributed along genders and ethnic minorities as follows:

Grade Levels	Number	Female (%)	Ethnic minority (%)
Vice President and above	14	21%	14%
Executive Director, Director and Senior Manager	97	44%	28%
Managers and below	238	43%	43%
All employees	349	43%	38%

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

•

responses to periodic employee surveys, which are designed to give us insight into employees’ perception of company culture and areas where management’s efforts are perceived positively or negatively as well as open-ended feedback in the form of anonymous comments and questions. We strive to conduct employee surveys approximately every six months.

We offer our employees a portfolio of rewards (our “Total Rewards Program”) to recruit and retain a high level of talent across the Company. Our Total Rewards program is offered to each employee and currently consists of the seven components:

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

•	Employee Recognition Program – We provide a company-wide Spot and Peer to Peer Recognition Program to more directly reward performance and behaviors and drive cultural improvement.

The majority of our employees are essential workers involved in the production of medicine for chronic diseases. As such, they cannot work remotely and must perform their job duties in our Connecticut facility according to a 24/7 shift schedule. Other employees have work responsibilities that can be performed somewhat asynchronously and in different locations. For such employees, our general preference is that in-office employees be in the office during core business hours at least four days per week in order to maximize the productivity gains that come from having a collaborative culture and a common workplace; however, we also recognize that such employees can be equally productive working from home some of the time or with a flexible workday that they can structure around significant events outside of the workplace, such as commute times or childcare responsibilities.

Occupational Health and Safety

Hazardous materials are inherent in our operations, and it is not possible to eliminate completely the risk of accidental exposure from our operations. We have established procedures to comply with governmental regulations regarding workplace safety, including training employees to enable them to recognize risks and empower them to learn, discover, work safely, and to minimize injuries, illnesses, environmental impact and regulatory risks. In 2021, our total illness and injury incidence rate was 0.3 per 100 employees compared to the 2020 industry average of 1.6, as reported by the U.S. Department of Labor, and our DART (days away/restricted or job transfer) incident rate was 0.0 per 100 employees compared to the 2020 industry average of 1.2. We will continue our efforts to ensure a high level of workplace safety.

Corporate Information

We were incorporated in the State of Delaware on February 14, 1991. Our principal executive offices are located at 1 Casper Street, Danbury, Connecticut 06810, and our general telephone number is (818) 661-5000. Our website address is http://www.mannkindcorp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.

Scientific Advisors

We seek advice from a number of leading scientists and physicians on scientific, technical and medical matters. These advisors are leading scientists in endocrinology, pulmonology and other areas of scientific or clinical interest. Our scientific advisors are consulted regularly to assess, among other things:

•	our research and development programs;
•	the design and implementation of our clinical programs;
•	our patent and publication strategies;
•	market opportunities from a clinical perspective;

•	new technologies relevant to our research and development programs; and
•	specific scientific and technical issues relevant to our business.

A partial listing of our current scientific advisors is maintained on our corporate website at www.mannkindcorp.com.

Information about our Executive Officers

The following table sets forth our current executive officers and their ages:

Name	Age	Position(s)
Michael E. Castagna, Pharm.D.	45	Chief Executive Officer
Steven B. Binder	59	Chief Financial Officer
Alejandro Galindo	49	Chief Commercial Officer
Joseph Kocinsky	58	Chief Technology Officer
Stuart A. Tross, Ph.D.	55	Chief People and Workplace Officer
David B. Thomson, Ph.D., J.D.	55	General Counsel and Secretary

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

Steven B. Binder has been our Chief Financial Officer since July 2017. Before joining us, since 2013 Mr. Binder served as Vice President and Chief Financial Officer of the International Group of Stryker Corporation, a leading global medical technology company, based in Singapore. Prior to Stryker, Mr. Binder served in a series of senior leadership roles at BMS. His last four positions at BMS were Vice President, Finance roles over different geographic operating units: United States (2012-2013), Europe (2008-2011), AsiaPacific (2005-2007), and Japan (2003-2005). Prior to his international experience, Mr. Binder served in three senior leadership roles for Oncology Therapeutics Network, a U.S. based independent subsidiary of BMS: Vice President, Strategic Development (2001-2003), Vice President, Customer Operations (2000-2001), and Chief Financial Officer (1997-2000). Before Oncology Therapeutics Network, Mr. Binder progressed through three finance and accounting roles for BMS Worldwide Medicines Group after joining the company in 1992. Before BMS, he worked for Deloitte & Touche LLP in a series of auditing roles with increasing responsibility over an eight-year period beginning in 1984. Mr. Binder received a B.S. degree in Accounting and Business Administration from Muhlenberg College and is a Certified Public Accountant.

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

RISKS RELATED TO OUR BUSINESS

Afrezza may only achieve a limited degree of commercial success. The continued commercialization and development of Afrezza will require substantial capital that we may not be able to obtain.

We have expended significant time, money and effort in the commercialization and development of Afrezza, which has been on the market since February 2015. To date, Afrezza sales have been modest by comparison to other mealtime insulins. If we remain on the existing growth curve, we may never generate significant revenues from Afrezza in the United States.

Successful commercialization of Afrezza is subject to many risks, including some that are outside our control. There are numerous examples of failures to fully exploit the market potential of drug products, including by pharmaceutical companies with more experience and resources than us. We ultimately may be unable to gain widespread market acceptance of Afrezza for a variety of reasons, including the treatment and dosage regimen, potential adverse effects, pricing and availability relative to alternative products and lack of coverage or adequate reimbursement by payers. We may need to enhance our commercialization capabilities in order to successfully commercialize Afrezza in the United States, and we may not have sufficient resources to do so. The market for skilled commercial personnel is highly competitive, and we may not be able to hire all of the personnel we need on a timely basis or retain them for a sufficient period. In addition, Afrezza is a novel insulin therapy with a distinct time-action profile and non-injectable administration, and we are therefore required to expend significant time and resources to train our sales force to be credible, persuasive and compliant with applicable laws in marketing Afrezza to physicians and to ensure that a consistent and appropriate message about Afrezza is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective medical and sales materials to help them inform and educate potential customers about the benefits of Afrezza and its proper administration, our efforts to successfully commercialize Afrezza could be put in jeopardy, which would negatively impact our ability to generate product revenues.

If we are unable to maintain payer coverage of, and adequate reimbursement for, Afrezza, physicians may limit how much or under what circumstances they will prescribe or administer Afrezza. As a result, patients may decline to purchase Afrezza, which would have an adverse effect on our ability to generate revenues.

We are responsible for the NDA for Afrezza and its maintenance. We may fail to comply with maintenance requirements, including timely submitting required reports. Furthermore, as part of the approval of Afrezza, the FDA required us to conduct certain additional clinical studies of Afrezza. These studies will require significant capital resources, some of which may not be available to us. We have initiated one of these studies, a Phase 3 clinical trial to evaluate the safety and efficacy of Afrezza in 4-17 year-old children and adolescents. We have engaged a clinical research organization to assist us with conducting this study and have budgeted the projected costs of the study in our operating plans. The other required study is a long-term safety study that was originally intended to compare the incidence of pulmonary malignancy observed with Afrezza to that observed in a standard of care control group. We have an ongoing dialogue with the FDA regarding the agency’s current interest in the long-term safety of Afrezza and an appropriate study design to address any concerns. To date, we have not commenced a long-term safety study or budgeted any amount for it, but such a study in its original design would be anticipated to require substantial capital resources that we may not be able to obtain.

If we fail to achieve better commercial success with Afrezza in the United States, our prospects for generating significant revenues from this product will be materially and adversely affected.

If we fail as an effective manufacturing organization, we may be unable to support commercialization of Afrezza or Tyvaso DPI.

We use our Danbury, Connecticut facility to formulate both the Afrezza and Tyvaso DPI inhalation powders, fill plastic cartridges with the powders, and package the cartridges into secondary packaging. We also assemble the inhalers from their individual molded parts.  These semi-finished goods are then assembled into the final kits for commercial sale by a contract packager.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up production to commercial batch sizes. These problems include difficulties with production costs and yields and quality control and assurance. We may experience shortages of qualified personnel, which could impact our ability to meet production schedules. There is also a need to comply with strictly enforced federal, state and foreign regulations, including inspections. Our facility is inspected on a regular basis by the FDA, most recently in July 2021 when the FDA conducted a pre-approval inspection related to Tyvaso DPI and a GMP inspection related to Afrezza. The FDA made one observation during its most recent inspection, which we corrected and addressed with the FDA following the site visit.  If the FDA makes any major observations during future inspections, the corrective actions required could be onerous and time-consuming.

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

For the commercial manufacture of inhaled drug products, we need access to sufficient, reliable and affordable supplies of FDKP, the inhaler, the related cartridges and other materials. For Afrezza, we also require a supply of insulin. Currently, the only source of insulin that we have qualified for Afrezza is manufactured by Amphastar. We must rely on all of our suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin and FDKP in accordance with cGMP for drug products, and the production of the Afrezza/Tyvaso DPI inhaler and related cartridges in accordance with QSRs. Although we conduct our own inspections and review and/or approve investigations of each supplier, there can be no assurance that the FDA, upon inspection, would find that the supplier substantially complies with the QSR or cGMP requirements, where applicable. If a supplier fails to comply with these requirements or the comparable requirements in foreign countries, regulatory authorities may subject us to regulatory action, including criminal prosecutions, fines and suspension of the manufacture of our products. If we are required to find a new or additional supplier, we will need to evaluate that supplier’s ability to provide material that meets regulatory requirements, including cGMP or QSR requirements, as well as our specifications and quality requirements, which would require significant time and expense and could delay the production of Afrezza or Tyvaso DPI. In general, if any of our suppliers is unwilling or unable to meet its supply obligations or if we encounter delays or difficulties in our relationships with manufacturers or suppliers, and we are unable to secure an alternative supply source in a timely manner and on favorable terms, our business, financial condition, and results of operations may be harmed and the market price of our common stock and other securities may decline.

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

We may need to raise additional capital to fund our operations.

As of December 31, 2021, we had cash and cash equivalents of $124.2 million, short-term investments of $79.9 million and long-term investments of $56.6 million, and we had $288.4 million principal amount of outstanding debt. We may need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities, including the commercialization of Afrezza and the development of our product candidates. It may be difficult for us to raise additional funds on favorable terms, or at all. The extent of our additional funding requirements will depend on a number of factors, including:

•	the degree to which revenue from Afrezza exceeds or does not exceed the minimum revenue covenants under the MidCap credit facility, if applicable;
•	the degree to which we are able to generate revenue from Tyvaso DPI and our Technosphere drug delivery platform, including through collaborations;
•	the costs of developing and commercializing Afrezza on our own in the United States, including the costs of expanding our commercialization capabilities;
•	the demand by any or all of the holders of our debt instruments to require us to repay or repurchase such debt securities if and when required;
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

We have raised capital in the past through the sale of equity and debt securities and we may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities including asset-based borrowings. There can be no assurances, however, that we will be able to raise additional capital in the future on acceptable terms, or at all. In addition, the ongoing COVID-19 pandemic continues to have the potential for disruption of global financial markets. This disruption, if sustained or recurrent, could prevent us or make it more difficult for us to access capital.

Issuances of additional debt or equity securities or the issuance of common stock upon conversion of outstanding convertible debt securities for shares of our common stock could impact the rights of the holders of our common stock and will dilute their ownership percentage. Moreover, the establishment of other funding facilities may impose restrictions on our operations. These restrictions could include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. We may also raise additional capital by pursuing opportunities for the licensing or sale of certain intellectual property and other assets. We cannot offer assurances, however, that any strategic collaboration, sales of securities or sales or licenses of assets will be available to us on a timely basis or on acceptable terms, if at all. We may be required to enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop independently, and any such relationships may not be on terms as commercially favorable to us as might otherwise be the case.

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

Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we have business operations, and we could experience significant disruptions in the operations of third-party manufacturers and distributors upon whom we rely. In particular, the ongoing COVID-19 pandemic could materially affect our operations, including at our manufacturing facility in Connecticut and with respect to our sales force and their ability to interact with health care professionals, as well as the business or operations of our suppliers, distributors or other third parties with whom we conduct business.

The ongoing COVID-19 pandemic has resulted in a number of restrictions to reduce the spread of the disease, many of which have been eased or lifted in recent months. The emergence of new variants of the SARS-CoV-2 virus raises the possibility that recurring cycles of infection and corresponding restrictions will be imposed in the future, notwithstanding vaccination and other public health efforts.  The effects of the restrictions related to the COVID-19 pandemic and our related policies addressing the pandemic, including the evolving nature of such policies, may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines.  We may also face challenges or disruptions as employees return back to the workplace, including re-integration challenges by our employees and distractions to management related to such transition.  These and similar, and perhaps more severe, disruptions in our operations due to the COVID-19 pandemic could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Although we believe we have sufficient quantities of raw materials for planned manufacturing operations in 2022, a prolonged supply interruption of certain components could adversely affect our ability to conduct commercialization activities and planned clinical trials. In addition, we believe that the COVID-19 pandemic has the potential to continue to negatively impact the distribution of Afrezza by our partner in Brazil.

Sales and demand for Afrezza have been adversely affected by the COVID-19 pandemic, and we expect this trend to continue for at least the near-term. Although our sales representatives are conducting in-person sales calls to the extent permitted by state and local public health authorities and by the policies of individual healthcare providers that they interact with, they have not fully returned to conducting in-person office visits with healthcare providers, which impacts their productivity. Disruptions in the prescription volume of Afrezza could also occur:

•	if patients are physically quarantined or are unable or unwilling to visit healthcare providers,
•	if physicians restrict access to their facilities for a material period of time,
•	if healthcare providers prioritize treatment of acute or communicable illnesses over diabetes management,
•	if pharmacies are closed or suffering supply chain disruptions,
•	if patients lose access to employer-sponsored health insurance due to periods of high unemployment, or
•	as a result of general disruptions in the operations of payers, distributors, logistics providers and other third parties that are necessary for Afrezza to be prescribed and reimbursed.

In addition, our ongoing or planned clinical trials of Afrezza or those conducted by our Cipla or our other regional partners may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 would adversely impact our clinical trial operations.

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

Our current strategy for the future commercialization of Afrezza outside of the United States, subject to receipt of the necessary regulatory approvals, is to seek, establish and maintain regional partnerships in foreign jurisdictions where there are commercial opportunities. It may be difficult to find or maintain collaboration partners that are able and willing to devote the time and resources necessary to successfully commercialize Afrezza. Collaborations with third parties may require us to relinquish material rights, including revenue from commercialization, agree to unfavorable terms or assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We may also face significant competition in seeking collaboration partners, and may not be able to find a suitable collaboration partner in a timely manner on acceptable terms, or at all. Any of these factors could cause delay or prevent the successful commercialization of Afrezza in foreign jurisdictions and could have a material and adverse impact on our business, financial condition and results of operations and the market price of our common stock and other securities could decline.

We may not be successful in our efforts to develop and commercialize our product candidates.

Other than Tyvaso DPI, which we licensed to UT in September 2018 after we conducted a Phase 1 clinical study, we have sought to develop our product candidates through our internal research programs. All of our product candidates will require additional research and development and, in some cases, significant preclinical, clinical and other testing prior to seeking regulatory approval to market them. Accordingly, these product candidates will not be commercially available for a number of years, if at all. Further research and development on these programs will require significant financial resources. Given our limited financial resources, our need to support the launch preparations of Tyvaso DPI and our ongoing attention on the development and commercialization of Afrezza, we may not be able to advance these programs into clinical development unless we are able to obtain specific funding for these programs or enter into collaborations with third parties.

Even if our research programs identify product candidates that initially show promise, these candidates may fail to progress through clinical development for any number of reasons, including discovery upon further research that these candidates have adverse effects or other characteristics that indicate they are unlikely to be effective. In addition, the clinical results we obtain at one stage are not necessarily indicative of future testing results. If we fail to develop and commercialize our product candidates, or if we are significantly delayed in doing so, our ability to generate product revenues will be limited.

We have a history of operating losses, we expect to incur losses in the future and we may not generate positive cash flow from operations in the future.

We are not currently profitable and have rarely generated positive net cash flow from operations. As of December 31, 2021, we had an accumulated deficit of $3.1 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of Afrezza and advance product candidates in our pipeline. In addition, under our Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin through 2027. As of December 31, 2021, there was $82.8 million remaining in aggregate purchase commitments under this agreement. We may not have the necessary capital resources to service this contractual commitment.

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

The notes to our consolidated financial statements in this Annual Report on Form 10-K provide details about our various debt obligations. As of December 31, 2021, we had $288.4 million principal amount of outstanding debt, consisting of:

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

Under the MidCap credit facility, our interest rate on borrowed amounts is dependent on one-month LIBOR, which is the basic rate of interest used in lending between banks on the London interbank market. LIBOR is widely used as a reference for setting the interest rate on loans globally. In March 2021, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that the one-month LIBOR will either cease to be provided by any administrator or no longer be representative, effective immediately after June 30, 2023. The United States Federal Reserve has also advised banks to cease entering into new contracts that use LIBOR as a reference rate. Before one-month LIBOR is phased out, we may need to renegotiate the MidCap credit facility to replace one-month LIBOR with a new standard, which has not yet been agreed upon. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. We are not able to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase-out could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot entirely be predicted, but could result in higher interest rates on our loans under the MidCap credit facility. Furthermore, we cannot predict or quantify the time, effort and cost required to transition to the use of new benchmark rates, including with respect to negotiating and implementing any necessary changes to existing contractual agreements, and implementing changes to our systems and processes. We cannot provide assurance that future interest rate changes will not have a material negative impact on our business, financial position, or operating results.

Under the MidCap credit facility, we must comply with a minimum cash covenant of $10.0 million at all times prior to the approval by the FDA of Tyvaso DPI and we may be required to comply with additional covenants in the future under certain circumstances. Further, the MidCap credit facility requires us, and any debt arrangements we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

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

Continued testing of Afrezza or our product candidates may not yield successful results, and even if it does, we may still be unable to successfully commercialize our product candidates.

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

•

the analysis of data collected from clinical studies of our product candidates may not reach the statistical significance necessary, or otherwise be sufficient, to support FDA or other regulatory approval for the claimed indications;

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

We face intense competition for qualified employees among companies in the biotechnology and biopharmaceutical industries. Our success depends upon our ability to attract, retain and motivate highly skilled employees. We may be unable to attract and retain these individuals on acceptable terms, if at all. In addition, we may be required to expand our workforce. These activities will require the addition of new personnel, including management, and the development of additional expertise by existing personnel, and we cannot assure you that we will be able to attract or retain any such new personnel on acceptable terms, if at all.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Biden administration and Congress have proposed various U.S. federal tax law changes, which if enacted could have a material impact on our business, cash flow, financial conditions or results of operations. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2021, we had federal and state net operating loss carryforwards of $2.2 billion and $1.3 billion, respectively, which we assess annually. A portion of our federal and state net operating loss carryforwards have begun to expire. Net operating loss carryforwards that expire unused will be unavailable to offset future income tax liabilities. Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of our initial public offering, an ownership change within the meaning of Section 382 occurred in August 2004. As a result, federal net operating loss and credit carry forwards of approximately $216.0 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years. We have completed a Section 382 analysis beginning from the date of our initial public offering through December 31, 2021, to determine whether additional limitations may be placed on our net operating loss carryforwards and other tax attributes, and no additional changes in ownership that met the Section 382 ownership change threshold were identified through December 31, 2021. There is a risk that changes in ownership may occur in tax years after December 31, 2021. If a change in ownership were to occur, our net operating loss carryforwards and other tax attributes could be further limited or restricted. If an ownership change were to occur and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

When we purchased our facility in Connecticut in 2001, a soil and groundwater investigation and remediation was being conducted by a former site operator (a responsible party) under the oversight of the Connecticut Department of Energy & Environmental Protection (formerly the Connecticut Department of Environmental Protection), which investigation and remediation is ongoing. The former site operator and responsible party will make further filings necessary to achieve closure for the environmental investigation and remediation it has conducted at the site, and has agreed to indemnify us for any future costs and expenses we may incur that are directly related to its prior operations at the facility. If we are unable to collect these future costs and expenses, if any, from the responsible party, our business, financial condition and results of operations may be harmed. When we sold a portion of the property upon which our facility is located to the entity that is now our landlord, we became an additional responsible party for any environmental investigation and remediation on that portion of the property, including with respect to investigation or remediation that may be required as a result of our activities since 2001. To date, we have not identified any material environmental investigation or remediation activities that we are required to perform.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

We, and third parties acting on our behalf, employ and are increasingly dependent upon information technology systems, infrastructure, applications, websites and other resources. Our business requires collecting, manipulating, analyzing, storing and otherwise processing large amounts of data, including proprietary data, sensitive data, personal data and other confidential information. In addition, we rely on an enterprise software system to operate and manage our business. Our business, including our ability to manufacture drug products and conduct clinical trials, therefore depends on the continuous, effective, reliable and secure operation of our information technology resources and those of third parties acting on our behalf, including computer hardware, software, networks, Internet servers and related infrastructure.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products) or the third-party information technology systems that support us and our services.The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standards or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. For example, like many companies, we use SolarWinds to help manage our information technology systems. A cyberattack on SolarWinds was discovered in December 2020 and widely exploited by threat actors. Upon learning of this vulnerability, we applied the software patch provided by SolarWinds and remediated the incident. The incident did not appear to have any negative impact on our operations or the sensitive information we may process. In addition, a ransomware attack on Ultimate Kronos Group’s (“UKG”) Kronos Private Cloud service was discovered in December 2021. We use UKG Pro, a product offered through UKG that is not in the Kronos Private Cloud, for human capital management. UKG is not aware of an impact on UKG Pro and the incident did not appear to have any negative impact on our operations or the sensitive information we may process. Thus, despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business. Additionally, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our cybersecurity insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

Our research and development activities for product candidates, as well as the manufacturing and marketing of approved products, are subject to regulation, including regulation for safety, efficacy and quality, by the FDA in the United States and comparable authorities in other countries. FDA regulations and the regulations of comparable foreign regulatory authorities are wide-ranging and govern, among other things:

•	product design, development, manufacture and testing;

•	product labeling;

•	product storage and shipping;

•	pre-market clearance or approval;

•	advertising and promotion; and

•	product sales and distribution.

The requirements governing the conduct of clinical studies as well as the manufacturing and marketing of drug products outside the United States vary widely from country to country. Foreign approvals may take longer to obtain than FDA approvals and can require, among other things, additional testing and different clinical study designs. Foreign regulatory approval processes include essentially all of the risks associated with the FDA approval processes. Some of those agencies also must approve prices of the products. Approval of a product by the FDA does not ensure approval of the same product by the health authorities of other countries. In addition, changes in regulatory policy in the United States or in foreign countries for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections.

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

The manufacture, marketing and sale of drug products is subject to stringent and ongoing government regulation. The FDA may also withdraw product approvals if problems concerning the safety or efficacy of a product appear following approval. We cannot be sure that FDA and United States Congressional initiatives or actions by foreign regulatory bodies pertaining to ensuring the safety of marketed drugs or other developments pertaining to the pharmaceutical industry will not adversely affect our operations.

We also are required to register our establishments and list our products with the FDA and certain state agencies. We and any third-party manufacturers or suppliers must continually adhere to federal regulations setting forth cGMP (for drugs) and QSR (for medical devices), and their foreign equivalents, which are enforced by the FDA and other national regulatory bodies through their facilities inspection programs. In complying with cGMP and foreign regulatory requirements, we and any of our potential third-party manufacturers or suppliers will be obligated to expend time, money and effort in production, record-keeping and quality control to ensure that our products meet applicable specifications and other requirements. QSR requirements also impose extensive testing, control and documentation requirements. State regulatory agencies and the regulatory agencies of other countries have similar requirements. In addition, we will be required to comply with regulatory requirements of the FDA, state regulatory agencies and the regulatory agencies of other countries concerning the reporting of adverse events and device malfunctions, corrections and removals (e.g., recalls), promotion and advertising and general prohibitions against the manufacture and distribution of adulterated and misbranded devices. Failure to comply with these regulatory requirements could result in significant civil fines, product seizures, injunctions and/or criminal prosecution of responsible individuals and us. Any such actions would have a material adverse effect on our business, financial condition and results of operations.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, delay the submission or review of an application or require additional expenditures by us. In addition, interested parties (such as individuals, advocacy groups and competing pharmaceutical companies) can file a citizen petition with the FDA to request policy change or some form of administrative action on the FDA’s part, including with respect to an NDA. For example, in July 2021, a third party submitted a citizen petition to the FDA requesting that the FDA refuse to approve Tyvaso DPI, and/or impose additional requirements in order to approve the product. This has prompted the FDA to request additional information concerning Tyvaso DPI and to delay the review deadline for the Tyvaso DPI NDA from February 2022 to May 2022. If successful, a citizen petition can significantly delay, or even prevent, the approval of a drug product.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act (collectively, the “PPACA”) substantially changed the way healthcare is financed by both governmental and private insurers and continues to significantly affect the healthcare industry. Among the provisions of PPACA of importance to us are the following:

•

An annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•

An increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price (“AMP”) for most branded and generic drugs, respectively;

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

There have been executive, judicial and congressional challenges to certain provisions of the PPACA, although the constitutionality of the PPACA appears to now be settled. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, other litigation, and the healthcare reform measures of the current administration will impact the PPACA.

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Specifically, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payers to contain or reduce the costs of healthcare through various means. In the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. In addition, Congress is considering additional health reform measures. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that there will continue to be a number of federal and state proposals to implement similar and/or additional governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private third-party payers may take in response to any drug pricing and reimbursement reform proposals or legislation. For example, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic. Such reforms may limit our ability to generate revenues from sales of Afrezza or other products that we may develop in the future and achieve profitability. Further, to the extent that such reforms have a material adverse effect on the business, financial condition and profitability of any future marketing partner for Afrezza, and companies that are prospective collaborators for our product candidates, our ability to commercialize Afrezza and our product candidates under development may be adversely affected.

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

If we or any future partner fails to comply with federal and state healthcare laws, including fraud and abuse and health information laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations, including those pertaining to fraud and abuse and patients’ rights, are and will be applicable to our business. The number and scope of these laws, regulations and industry standards are changing, subject to differing applications and interpretations, and may be inconsistent between jurisdictions or in conflict with each other, making compliance difficult. The key laws that may affect our ability to operate include, among others:

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

•

The federal Physician Payments Sunshine Act under PPACA, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians (defined to include defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members.

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

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. With Afrezza now available in Brazil and as we pursue additional international approvals, we will be subject to similar foreign laws and regulations. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, or any contractual obligations related to the same, we may be subject to governmental enforcement actions, investigations, litigation (including class action lawsuits) and other penalties, including significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, defense costs, exclusion from U.S. federal or state healthcare programs, additional reporting requirements and/or oversight (including if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws), bans or restrictions on our processing of personal data, indemnity obligations and the curtailment or restructuring of our operations. Any such event or consequence, including penalties, damages, fines, and curtailment or restructuring of our operations, could materially adversely affect our ability to operate our business, including our ability to run clinical trials, and our financial results and harm our reputation. Although compliance programs can help mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state fraud laws may prove costly.

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the CCPA imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, it is anticipated that the CPRA, effective January 1, 2023, will expand the CCPA. Additionally, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the GDPR, the United Kingdom’s GDPR (“UK GDPR”), and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing of their personal data.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. The more reliant our business is on the ability to effectuate cross-border data transfers, the more impact we may experience in light of any changes in the legal landscape.

In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party vendor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the United States, we could be subject to additional reimbursement requirements, fines, sanctions and exposure under other laws which could have a material adverse effect on our business, results of operations and financial condition.

We participate in the Medicaid Drug Rebate Program, as administered by CMS, and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payers in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s AMP, for single source and innovator multiple source drugs, beginning January 1, 2024. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition.

In addition, the Office of Inspector General of the U.S. Department of Health and Human Services and other Congressional, enforcement and administrative bodies have recently increased their focus on pricing requirements for products, including, but not limited to the methodologies used by manufacturers to calculate AMP and best price (“BP”) for compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payers. For example, failure to submit monthly/quarterly AMP and BP data on a timely basis could result in a civil monetary penalty. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that the CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient drugs.

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

Moreover, certain components of Afrezza or our product candidates may be manufactured outside the United States and imported into the United States. As such, third parties could file complaints under 19 U.S.C. Section 337(a)(1)(B) (a “337 action”) with the International Trade Commission (the “ITC”). A 337 action can be expensive and would consume time and other resources. There is a risk that the ITC would decide that we are infringing a third party’s patents and either enjoin us from importing the infringing products or parts thereof into the United States or set a bond in an amount that the ITC considers would offset our competitive advantage from the continued importation during the statutory review period. The bond could be up to 100% of the value of the patented products. We may not prevail in any legal action, and a required license under the patent may not be available on acceptable terms, or at all, resulting in a permanent injunction preventing any further importation of the infringing products or parts thereof into the United States. We also may not be able to develop a non-infringing product design on commercially reasonable terms, or at all.

Although we do not believe that Afrezza or our product candidates infringe any third-party patents, if a plaintiff was to allege infringement of their patent rights, we would have to establish with the court that their patents are invalid or unenforceable in order to avoid legal liability for infringement of these patents. However, proving patent invalidity or unenforceability can be difficult because issued patents are presumed valid. Therefore, in the event that we are unable to prevail in a non-infringement or invalidity action we will have to either acquire the third-party patents outright or seek a royalty-bearing license. Royalty-bearing licenses effectively increase production costs and therefore may materially affect product profitability. Furthermore, should the patent holder refuse to either assign or license us the infringed patents, it may be necessary to cease manufacturing the product entirely and/or design around the patents, if possible. In either event, our business, financial condition and results of operations would be harmed and our profitability could be materially and adversely impacted.

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

Our ability to make scheduled payments on our lease and debt obligations will depend on our financial and operating performance, which is subject to the commercial success of Afrezza and, if approved, Tyvaso DPI, the extent to which we are able to successfully develop and commercialize our Technosphere drug delivery platform and any other product candidates that we develop, prevailing economic and competitive conditions, and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness and lease obligations. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled obligations or that these actions would be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations when due.

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

The future sale of our common stock or the exchange or conversion of our convertible debt into common stock could negatively affect the market price of our common stock and other securities.

As of February 11, 2022, we had 251,798,303 shares of common stock outstanding. All of these shares are available for public sale, subject in some cases to volume and other limitations. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise, the issuance of additional shares of our common stock upon the exchange or conversion of the Mann Group promissory notes, or the Senior convertible notes, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In 2001, we acquired a facility in Danbury, Connecticut that included two buildings comprising of approximately 190,000 square feet encompassing 17.5 acres. In September 2008, we completed the construction of approximately 140,000 square feet of new manufacturing space providing us with two buildings totaling approximately 328,000 square feet, housing our research and development, manufacturing and certain administrative functions. The Danbury facility contains our principle executive offices. We believe the Danbury facility has sufficient space, including unimproved manufacturing space, to satisfy anticipated commercial demand for Afrezza and Tyvaso DPI. Our obligations under the MidCap Credit Facility are secured by a portion of our facility in Danbury, Connecticut and other assets.

On November 8, 2021, we sold a portion of the Danbury facility to an affiliate of Creative Manufacturing Properties (the “Purchaser”) for a sales price of $102.3 million and entered into a 20-year lease agreement with the Purchaser, with four renewal options of five years each. See Note 5 – Property and Equipment and Note 13 – Commitments and Contingencies in the consolidated financial statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

As of December 31, 2021, we also leased a total of approximately 24,475 square feet of office space in Westlake Village, California pursuant to a lease that expires in January 2023. See Note 13 – Commitments and Contingencies in the consolidated financial statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Item 3. Legal Proceedings

See Note 13 – Commitments and Contingencies in the consolidated financial statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market

Our common stock has been traded on The Nasdaq Global Market under the symbol “MNKD” since July 28, 2004. The closing sales price of our common stock on The Nasdaq Global Market was $4.06 on February 11, 2022 and there were 105 registered holders of record of our common stock as of that date.

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

Recent Sales of Unregistered Securities

In October 2021, MidCap exercised 1,171,614 and 111,853 warrants issued in association with Tranches 1 and 2, respectively, under the MidCap credit facility, as amended, to purchase an aggregate of 1,283,467 shares of the Company’s common stock through a cashless exercise that resulted in the net issuance of 964,113 shares. See Note 7 – Borrowings.

We relied on an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, for the issuance of the shares described above.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. We have elected the presentation requirements under Rule 12b-2 of the Exchange Act as a smaller reporting company and have herein included a two-year discussion of our financial condition and results of operations.

Overview

We are a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for patients with endocrine and orphan lung diseases. Our lead product is Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, which was approved by the FDA in June 2014. We collaborate with a number of third parties to formulate their drugs on our Technosphere drug delivery platform. Since September 2018, we have been collaborating with United Therapeutics to develop an inhaled formulation of treprostinil known as Tyvaso DPI. In April 2021, United Therapeutics submitted an NDA to the FDA seeking approval of Tyvaso DPI for the treatment of PAH and PH-ILD. The NDA was resubmitted in December 2021 following a CRL in October 2021. The FDA is expected to complete its review of the pending NDA for Tyvaso DPI by May 2022.

Our business is subject to significant risks, including but not limited to our ability to commercialize Afrezza successfully and our ability to manufacture sufficient quantities of Afrezza and Tyvaso DPI. Other significant risks also include the risks inherent in drug development, clinical trials and the regulatory approval process for our product candidates, which in some cases depends upon the efforts of our partners.

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

As of December 31, 2021, we had an accumulated deficit of $3.1 billion and a stockholders’ deficit of $209.3 million. We had net loss of $80.9 million and $57.2 million in the years ended December 31, 2021 and 2020, respectively. To date, we have funded our operations through the sale of convertible debt securities and equity, from the receipt of upfront and milestone payments from certain collaborations, from borrowings, from sales of Afrezza and, most recently, from the proceeds of a sale-leaseback of our manufacturing facility in Danbury, CT.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements is in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the consolidated financial statements if (i) the estimate is complex in nature or requires a high degree of judgment and (ii) different estimates and assumptions were used, the results could have a material impact on the consolidated financial statements. On an ongoing basis, we evaluate our estimates and the application of our policies. We base our estimates on historical experience, current conditions and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition – Net Revenue – Commercial Product Sales — We sell Afrezza to a limited number of wholesale distributors and specialty and retail pharmacies in the U.S. (collectively, “Customers”). Wholesale distributors subsequently resell our products to retail pharmacies and certain medical centers or hospitals. Specialty pharmacies sell directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with payers that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of our products.

We recognize revenue on product sales when the Customer obtains control of our product, which occurs at delivery for wholesale distributors and generally at delivery for specialty pharmacies. We recognize revenue on product sales to a retail pharmacy as the product is dispensed to patients. Product revenues are recorded net of applicable reserves for variable consideration. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payer rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between us and our, payers, and other indirect customers relating to the sale of our products.

Reserves for Variable Consideration — Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payer rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between us and our Customers, payers, and other indirect customers relating to the sale of our products. These reserves are based on the amounts earned, or to be claimed on the related sales, and result in a reduction of accounts receivable or establishment of a current liability. Significant judgments are required in making these estimates.

Where appropriate, these estimates take into consideration a range of possible outcomes, which are probability-weighted in accordance with the expected value method in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reduce recognized revenue to our best estimates of the amount of consideration to which we are entitled based on the terms of the respective underlying contracts.

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analysis also contemplates application of the constraint in accordance with the guidance, under which we determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2021 and, therefore, the transaction price was not reduced further during the year ended December 31, 2021. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue — commercial product sales and earnings in the period such variances become known.

Significant judgment is required in estimating gross-to-net adjustments considering legal interpretations of applicable laws and regulations, historical experience, payer channel mix, current contract prices under applicable programs, unbilled claims, processing time lags and inventory levels in the distribution channel.

Our reserves for variable consideration are reflected in our gross-to-net adjustments which were 38.8% of gross revenue, or $24.9 million, for the year ended December 31, 2021, compared to 40.6% of gross revenue, or $22.1 million, for the year ended December 31, 2020. If there is a 10% difference between the estimates for accruals and the actual liability in the reserves for variable consideration, the impact to our revenue for commercial product sales would be $0.9 million or a 1% change in the gross-to-net adjustment percentage for the year ended December 31, 2021.

These reserves are further detailed under Reserves for Variable Consideration in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8 — Financial Statements and Supplementary Data.

Revenue Recognition – Collaborations and Services — We enter into licensing or research agreements under which we license certain rights to our product candidates to third parties or conduct research services to third parties. The terms of these arrangements may include, but are not limited to, payment to us of one or more of the following: up-front license fees; development, regulatory, and commercial milestone payments; payments for commercial manufacturing and clinical supply services we provide; and royalties on net sales of licensed products and sublicenses of the rights. As part of the accounting for these arrangements, we must develop assumptions that require judgment such as determining the performance obligation in the contract and determining the stand-alone selling price for each performance obligation identified in the contract. With respect to our significant collaboration and service agreement with UT that includes a long-term customer supply agreement (“CSA”), we have identified three distinct performance obligations: (1) R&D Services and License; (2) Next-Gen R&D Services; and (3) a material right for manufacturing services (“Manufacturing Services”). Pre-production activities under the CSA, such as facility expansion services and other administrative services, were considered bundled services under the Manufacturing Services performance obligation as required by ASC 606. See Note 8 – Collaboration, Licensing and Other Arrangements of the Notes to Consolidated Financial Statements included in Part II, Item 8 — Financial Statements and Supplementary Data.

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

If there is a 10% difference in the estimates used to determine the transaction price for the CSA entered into in August 2021 with UT, the related allocation of the transaction price between performance obligations, the difference between the estimates for accruals and the actual liability for deferred revenue and revenue recognized for collaborations and services would be $0.2 million for the year ended December 31, 2021.

Stock-Based Compensation — Share-based payments to employees, including grants of nonqualified stock options (“options”), restricted stock units, performance-based awards, restricted stock units with market conditions (“Market RSUs”), and the compensatory elements of employee stock purchase plans, are recognized in the consolidated statements of operations based upon the fair value of the awards at the grant date. We use the Black-Scholes option valuation model to estimate the grant date fair value of employee options and the compensatory elements of employee stock purchase plans. Restricted stock units are valued based on the market price on the grant date. We evaluate stock awards with performance conditions as to the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period. The grant date fair value and the effect of the market conditions for the Market RSUs was estimated using a Monte Carlo valuation.

The grant date fair value for the Market RSUs was $9.30 per unit for the Market RSUs granted during the year ended December 31, 2021, compared to $3.77 per unit for the Market RSUs granted during the year ended December 31, 2020. If there is a 10% difference in the grant date fair value of the Market RSUs, the impact to our stock-based compensation expense would be $0.4 million for the year ended December 31, 2021.

Results of Operations

Trends and Uncertainties

We continue to experience the impact of the COVID-19 pandemic on our marketing of Afrezza, the accrual rate of our Afrezza pediatrics trial, our Brazil partner’s (Biomm) ability to market Afrezza and delays in the start of our clinical study in India. COVID-19 has impacted the supply chain for manufacturing Afrezza and Tyvaso DPI where we have increased safety stock of raw materials to mitigate supply chain risk.

Our manufacturing of Tyvaso DPI may not meet the required demand of our partner, UT. If we fail as an effective manufacturing organization, we may be unable to support commercialization of Tyvaso DPI, if approved.

Years ended December 31, 2021 and 2020

Revenues

The following table provides a comparison of the revenue categories for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Net revenue — commercial product sales:
Gross revenue from product sales	$64,023	$54,457	$9,566	18%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(24,855)	(22,133)	$2,722	12%
Net revenue — commercial product sales	39,168	32,324	$6,844	21%
Revenue — collaborations and services	36,274	32,820	$3,454	11%
Total revenues	$75,442	$65,144	$10,298	16%

Gross revenue from the sales of Afrezza increased by $9.6 million, or 18%, for the year ended December 31, 2021 compared to the prior year. The increase primarily reflects higher product demand including a more favorable mix of Afrezza cartridges and price. The gross-to-net adjustment was 38.8% of gross revenue, or $24.9 million, for the year ended December 31, 2021, compared to 40.6% of gross revenue, or $22.1 million, for the prior year. The decrease in the gross-to-net percentage was primarily driven by a decrease in wholesale distribution fees as a result of the termination of our free goods program on December 31, 2020, and a decrease in product returns including an adjustment related to the start of an agreement with a retail pharmacy, partially offset by an increase in co-pay assistance. As a result, net revenue from sales of Afrezza increased by $6.8 million, or 21%, for the year ended December 31, 2021 compared to the prior year.

Net revenue from collaborations and services increased by $3.5 million, or 11%, for the year ended December 31, 2021 compared to the prior year. The increase in collaborations and services revenue was primarily attributed to additional development work associated with our collaboration with UT. In August 2021, we entered into the CSA with UT. Revenue associated with the CSA is deferred as of December 31, 2021. See Note 8 – Collaboration, Licensing and Other Arrangements in the consolidated financial statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Commercial product gross profit

The following table provides a comparison of the commercial product gross profit categories for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Commercial product gross profit:
Net revenue — commercial product sales	$39,168	$32,324	$6,844	21%
Less cost of goods sold	(16,833)	(15,084)	$1,749	12%
Commercial product gross profit (loss):	$22,335	$17,240	$5,095	30%
Gross margin	57%	53%

Commercial product gross profit for the year ended December 31, 2021 increased by $5.1 million, or 30%, compared to the prior year. Gross margin for the year ended December 31, 2021 increased to 57% from 53% for the prior year. The increase in gross profit and gross margin was attributable to an increase in Afrezza sales, partially offset by an increase in cost of goods sold. Cost of goods sold increased by $1.8 million, or 12%, for the year ended December 31, 2021 compared to the prior year, primarily due to a $2.0 million fee for the amendment of the Insulin Supply Agreement, a $1.5 million increase in inventory write-offs and a $1.0 million increase related to decreased manufacturing activities. The increase in cost of goods sold was partially offset by $2.3 million in reduced manufacturing-related spending, $0.5 million of costs associated with lower cost per unit and the termination of the free goods program in December 31, 2020. On a non-GAAP basis, which excludes the $2.0 million insulin supply amendment fee, gross margin was 62% for the year ended December 31, 2021 compared to 53% for the prior year. See the reconciliation to non-GAAP net loss and Earnings per Common Share (“EPS”) under Non-GAAP Measures below.

Expenses

The following table provides a comparison of the expense categories for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Expenses:
Cost of goods sold	$16,833	$15,084	$1,749	12%
Cost of revenue — collaborations and services	22,024	9,557	$12,467	130%
In-process research and development	—	13,233	$(13,233)	*
Research and development	12,312	6,248	$6,064	97%
Selling	45,528	34,365	$11,163	32%
General and administrative	31,889	24,675	$7,214	29%
Impairment of assets	106	1,889	$(1,783)	(94%)
(Gain) loss on foreign currency translation	(6,567)	8,006	$(14,573)	*
Loss on purchase commitments	339	—	$339	*
Total expenses	$122,464	$113,057	$9,407	8%

* Not meaningful

Cost of revenue – collaborations and services increased by $12.5 million, or 130%, for the year ended December 31, 2021 compared to the prior year. The increase was primarily attributable to an increase in manufacturing activities in preparation for supplying commercial product to UT.

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

Research and development expenses increased by $6.1 million, or 97%, for the year ended December 31, 2021 compared to the prior year. The increase was mainly attributable to costs incurred for development activities on our product pipeline and the Afrezza pediatrics clinical study (INHALE-1) as well as personnel costs primarily associated with additional headcount.

Selling expenses increased by $11.2 million, or 32%, for the year ended December 31, 2021 compared to the prior year. The increase was primarily attributable to higher promotional expenses, patient support services, and personnel-related expenses driven by increased headcount to support Afrezza growth and our voluntary reduction in compensation expense in the prior year in response to the COVID-19 pandemic.

General and administrative expenses increased by $7.2 million, or 29%, for the year ended December 31, 2021 compared to the prior year. This increase was primarily attributable to increased personnel costs associated with increased headcount and stock-based compensation in addition to our voluntary reduction in compensation expense in the prior year in response to the COVID-19 pandemic. Additional increases consisted of professional fees and business development expenses.

During the year ended December 31, 2021, an impairment of $0.1 million was recognized for the write-off of a contract asset related to a co-promotion collaboration arrangement. During the year ended December 31, 2020, an impairment of $1.9 million was recognized for a commitment asset and debt issuance costs related to the future funding commitments of the MidCap Credit Facility (see Note 1 – Description of Business and Note 7 – Borrowings in the consolidated financial statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Under the Insulin Supply Agreement with Amphastar, payment obligations are denominated in Euros. We are required to record the foreign currency translation impact of the U.S. dollar to Euro exchange rate associated with the recognized loss on purchase commitments. The foreign currency translation resulted in a gain of $6.6 million for the year ended December 31, 2021 compared to a loss of $8.0 million for the prior year. This impact was due to the translation of the U.S. dollar to Euro exchange rates.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Interest income	$112	$167	$(55)	(33%)
Interest expense on financing liability	(1,373)	—	$1,373	*
Interest expense on notes	(15,204)	(9,471)	$5,733	61%
Loss on extinguishment of debt	(17,200)	(264)	$(16,936)	*
Other (expense) income	(239)	23	$262	*
Total other expense	$(33,904)	$(9,545)	$24,359	255%

* Not meaningful

Interest expense on financing liability was $1.3 million for the year ended December 31, 2021 and represented interest incurred on the sale lease-back transaction for our manufacturing facility in Danbury, CT.

Interest expense on notes increased by $5.7 million, or 61%, for the year ended December 31, 2021 compared to the same period in the prior year. The increase was primarily due to interest expense on the Senior convertible notes as well as a $3.7 million milestone obligation that was achieved during the first quarter of 2021, partially offset by a decrease in interest expense on Mann Group promissory notes due to (i) the repayment of $35.1 million of outstanding principal under the Mann Group non-convertible note, (ii) the $10.0 million reduction of principal and interest on the Mann Group convertible note from a conversion to our common stock and (iii) a decrease of the interest rate from 7.00% to 2.50% on the remaining promissory note. See Note 6 — Borrowings.

Loss on extinguishment of debt of $17.2 million for the year ended December 31, 2021 consisted of a $22.1 million loss on extinguishment of debt for the amendment to the Mann Group convertible note, which did not result in a change in our financial position, partially offset by a $4.9 million gain on extinguishment of debt as a result of the U.S. Small Business Administration’s (“SBA”) forgiveness of the Paycheck Protection Program loan (the “PPP loan”). The loss on extinguishment of debt for the year ended December 31, 2020 was primarily due to the third amendment to the MidCap Credit Facility, in addition to the prepayment of the 2020 notes. See Note 6 — Borrowings.

Net Loss and EPS

The net loss for the year ended December 31, 2021 was $80.9 million, or $0.32 per share, compared to a $57.2 million net loss in the prior year, or $0.26 per share. The increase in net loss of $23.7 million was primarily due to the non-cash loss on extinguishment of the Mann Group convertible note of $22.1 million net of a non-cash gain on extinguishment of the PPP loan of $4.9 million, as well as an increase in SG&A expenses and cost of revenue – collaboration and services, partially offset by an increase in Afrezza net revenues and revenues from collaboration and services, a gain on purchase commitment as well as cost for in-process research and development incurred in the prior year.

Non-GAAP net loss, adjusted to exclude $17.2 million net loss on extinguishment of debt, net, which consisted of the $22.1 million non-cash loss on extinguishment of the Mann Group convertible note partially offset by the $4.9 million gain on extinguishment of the PPP loan, in addition to the Amphastar amendment fee of $2.0 million was $61.7 million or $0.25 per share, for the year ended December 31, 2021 compared to $57.2 million, or $0.26 per share, for the prior year. See the reconciliation to non-GAAP net loss and EPS under Non-GAAP Measures below.

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

These non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures; should be read in conjunction with our consolidated financial statements prepared in accordance with GAAP; have no standardized meaning prescribed by GAAP; and are not prepared under any comprehensive set of accounting rules or principles. In addition, from time to time in the future there may be other items that we may exclude for purposes of our non-GAAP financial measures; and we may in the future cease to exclude items that we have historically excluded for purposes of our non-GAAP financial measures. Likewise, we may determine to modify the nature of its adjustments to arrive at our non-GAAP financial measures. Because of the non-standardized definitions of non-GAAP financial measures, the non-GAAP financial measures as used by us in this Annual Report on Form 10-K have limits in their usefulness to investors and may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies.

The following tables reconcile our financial measure for net loss and net loss per share as reported in our consolidated statement of operations to a non-GAAP presentation as adjusted for the $22.1 million non-cash loss on extinguishment of the Mann Group convertible note net of the $4.9 million gain on extinguishment of the PPP loan for the year ended December 31, 2021, which did not result in a change in our financial position, as well as the $2.0 million Amphastar amendment fee.

	Year Ended December 31,
	2021	2020	Change	% Change
GAAP to Non-GAAP Net Loss and EPS
Net loss	$(80,926)	$(57,240)	$23,686	41%
Net loss per share - basic and diluted	$(0.32)	$(0.26)	$0.06	23%

Less non-cash loss on extinguishment of debt, net(1)	17,200	—	$17,200	*
Less Amphastar amendment fee(1)	2,000	—	$2,000	*
Non-GAAP net loss	$(61,726)	$(57,240)	$4,486	8%
Non-GAAP net loss per share - basic and diluted	$(0.25)	$(0.26)	$(0.01)	(4%)
Shares used to compute non-GAAP net loss per share — basic and diluted	249,244	222,585	26,659	12%

* Not meaningful

(1)	There is no impact for income taxes associated with the non-cash loss on extinguishment of debt, net or the Amphastar amendment fee as a result of our full valuation allowance.

The following table reconciles our gross margin financial measure as reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations to a non-GAAP presentation as adjusted for the nonrecurring amendment fee related to an amendment to our Insulin Supply Agreement in May 2021.

	Year Ended December 31,
	2021	2020	$ Change	% Change
Net revenue — commercial product sales	$39,168	$32,324	$6,844	21%
Less cost of goods sold	(16,833)	(15,084)	$1,749	12%
GAAP gross profit — Afrezza	22,335	17,240	$5,095	30%
Exclude Amphastar amendment fee	2,000	—	$2,000	*
Non-GAAP gross profit — Afrezza	$24,335	$17,240	$7,095	41%
Non-GAAP gross margin	62%	53%

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and investments. Our primary uses of cash include the development of our product pipeline, the manufacturing and marketing of Afrezza, the funding of general and administrative expenses, and interest expense on our financing liability and debt.

To date, we have funded our operations through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from certain collaborations, from borrowings, from sales of Afrezza and the sale lease-back of our manufacturing facility in Danbury, CT.

We believe we will be able to meet our liquidity needs over the next twelve months based on the balance of cash, cash equivalents and investments on hand. We believe we will meet longer-term expected future cash requirements and obligations, through a combination of cash and investments on hand, operating activities including manufacturing revenue and royalties from the production and sale of Tyvaso DPI, if approved, to UT, and available credit from our Midcap credit facility.

The following table presents our material cash requirements associated with contractual commitments for future periods (in thousands):

	2022	2023 - 2024	2025 - 2026	Thereafter	Total
Senior convertible notes(1)	$5,750	$11,500	$238,625	$—	$255,875
MidCap credit facility(2)	2,940	31,161	13,617	—	47,718
Mann Group convertible note(3)	—	—	18,829	—	18,829
Financing liability	6,373	19,801	20,813	199,092	246,079
Insulin purchase agreement	6,171	26,519	39,646	10,494	82,830
Total material cash requirements	$21,234	$88,981	$331,530	$209,586	$651,331

(1)

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

(2)

$40.0 million principal amount under the MidCap credit facility, bearing interest at an annual rate equal to one-month LIBOR plus 6.25%, subject to a one-month LIBOR floor of 1.00%, payable in equal monthly installments beginning in September 2023 through maturity in August 2025.

(3)

$18.4 million principal amount of indebtedness under the Mann Group convertible note bearing interest at a fixed rate of 2.50% per annum compounded quarterly and maturing in December 2025, which is convertible into shares of our common stock at the option of Mann Group at a conversion price of $2.50 per share. Interest was paid-in-kind from August 2019 until the end of 2020, after which we have the option to pay interest in-kind or in shares.

In February 2021, we elected to convert the $5.0 million principal amount of 2024 convertible notes into 1,666,667 shares of our common stock in accordance with the terms of the 2024 convertible notes. There can be no assurance that we will have sufficient resources to make any required repayments of principal under the Senior convertible notes, the MidCap credit facility or the Mann Group convertible note. The Senior convertible notes and Mann Group convertible note are fully convertible prior to maturity as further disclosed in Note 7 – Borrowings.

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

In July 2013, we issued Milestone Rights to the Original Milestone Purchasers. The Milestone Rights provided the Original Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $65.0 million of which remains payable to Barings upon achievement of such milestones. See Note 12 – Commitments and Contingencies and Note 7 – Borrowings for further information related to the Milestone Rights.

During the year ended December 31, 2021, we used $61.7 million of cash for our operating activities, which primarily consisted of $65.8 million of selling, general and administrative expenses, $35.5 million of cost of goods sold and cost of revenue, $11.7 million of costs for research and development and $6.5 million of cash paid for interest, partially offset by $47.6 million of revenue.

During the year ended December 31, 2020, we used $28.1 million of cash for our operating activities, which reflects our net loss of $57.2 million, partially offset by non-cash charges of $38.9 million (including $13.2 million for the write-off of in-process research and development related to the acquisition of QrumPharma). The net change in operating assets and liabilities was primarily a result of the recognition of deferred revenue of $32.8 million, which was partially offset by the receipt of milestone payments from UT of $25.0 million and pass-through payments of $1.9 million.

Cash used in investing activities of $151.5 million for the year ended December 31, 2021 was primarily due to the purchase of debt securities of $196.1 million, partially offset by proceeds received from sales of debt securities of $59.1 million.

Cash provided by investing activities of $15.2 million for the year ended December 31, 2020 was primarily due to the proceeds from the sale of treasury bills of $20.0 million, partially offset by $4.0 million of cash consideration paid for the acquisition of QrumPharma, net of $0.2 million of cash acquired, in addition to $0.5 million of related transaction costs.

Cash provided by financing activities of $270.3 million for the year ended December 31, 2021 was primarily due to net proceeds from the offering of Senior convertible notes of $222.7 million and net proceeds from the sale-leaseback transaction of $99.1 million, partially offset by the repayment of $35.1 million of Mann Group non-convertible notes and related unpaid accrued interest and the repayment of $10.0 million of principal and $1.0 million prepayment penalty for the MidCap credit facility.

Cash provided by financing activities of $49.9 million for the year ended December 31, 2020 was primarily due to the receipt of $23.5 million in gross proceeds from at the market offerings, the exercise of outstanding warrants to purchase shares of our common stock of $11.6 million, proceeds from the MidCap Credit Facility of $10.0 million and proceeds from the PPP Loan of $4.9 million.

Future Liquidity Needs

We are not currently profitable and have rarely generated positive net cash flow from operations. In addition, we expect to continue to incur significant expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for Afrezza, and development costs for other product candidates in our pipeline. As of December 31, 2021, we had capital resources of $124.2 million in cash and cash equivalents, $79.9 million in short-term investments and $56.6 million in long-term investments, and total principal amount of outstanding borrowings of $288.4 million.

In March 2021, we issued $230.0 million of Senior convertible notes. In April 2021, we made a $10.0 million principal prepayment against outstanding term loans under the MidCap credit facility and repaid the entire principal amount of $35.1 million outstanding under the Mann Group non-convertible note (together with all accrued and unpaid interest thereon) as further disclosed in Note 7 – Borrowings. As amended, the MidCap credit facility provides a secured term loan facility with an aggregate principal amount of up to $100.0 million, of which $60.0 million remains available for borrowing if the conditions for Tranche 3 are met. In November 2021, we closed a sale-leaseback transaction of our manufacturing facility in Danbury, CT for a sales price of $102.3 million.

We believe our resources will be sufficient to fund our operations for the next twelve months from the date of issuance of our consolidated financial statements included in Item 8 – Financial Statements.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8 — Financial Statements and Supplementary Data for information regarding accounting standards we adopted in 2021 and other new accounting standards that have been issued by the FASB but are not effective until after December 31, 2021.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Interest on borrowings under the MidCap credit facility accrues interest at an annual rate equal to the lesser of (i) 8.25% and (ii) the one-month LIBOR (subject to a one-month LIBOR floor of 1.00%) plus 6.25%. Accordingly, our interest expense under the MidCap credit facility is subject to changes in the one-month LIBOR rate. See “Risk Factors--We have a substantial amount of debt, and we may be unable to make required payments of interest and principal as they become due” under Item 1A of this report for additional information regarding the risks we face related to the planned phase-out of LIBOR.

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

If a change in one-month LIBOR interest rates equal to 10% of the one-month LIBOR interest rates on December 31, 2021 were to have occurred, this change would not have had a material effect on our interest payment obligation.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement with Amphastar. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro. For the year ended December 31, 2021, we realized a $6.6 million currency gain, which was included in (gain) loss on foreign currency translation in the accompanying consolidated statements of operations.

Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on December 31, 2021 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax loss of approximately $8.3 million.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is included in Items 15(a) (1) and (2) of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we and our management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, our management was required to apply its reasonable judgment.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may not operate effectively because of changes in conditions such as replacing consulting resources with permanent personnel or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 Framework).

Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MannKind Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MannKind Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Los Angeles, California

February 24, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Executive Officers — For information regarding the identification and business experience of our executive officers, see “Information about our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

(b) Directors — The information required by this Item regarding the identification and business experience of our directors and corporate governance matters will be contained in the section entitled “Proposal 1 — Election of Directors” and “Corporate Governance Principles and Board and Committee Matters” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the SEC on or before May 2, 2022, and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics Policy that applies to our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and have posted the text of the policy on our website (www.mannkindcorp.com) in connection with “Corporate Governance” materials. In addition, we intend to promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver, to the extent any such waiver is required to be disclosed pursuant to the rules and regulations of the SEC.

Item 11. Executive Compensation

The information required by this Item will be set forth under the caption “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Report” in the Proxy Statement, and is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under the caption “Corporate Governance Principles and Board and Committee Matters” in the Proxy Statement is incorporated herein by reference.

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

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 27, 2020).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

4.2	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

4.3	Description of Common Stock (incorporated by reference to Exhibit 4.3 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 25, 2021).

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

4.7

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

10.4*

Offer Letter, dated May 7, 2020 by and between MannKind and Alejandro Galindo (incorporated by reference to Exhibit 10.4 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 25, 2021).

10.5*

Offer Letter, dated August 11, 2003, by and between MannKind and Joseph Kocinsky (incorporated by reference to Exhibit 10.5 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 25, 2021).

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

10.23***

Supply Agreement, dated as of July 31, 2014, by and between MannKind and Amphastar France Pharmaceuticals S.A.S. (incorporated by reference to Exhibit 10.23 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 25, 2021)

10.24

First Amendment to Supply Agreement, dated October 31, 2014, by and between MannKind and Amphastar France Pharmaceuticals, S.A.S. and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.32 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

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

10.29***

Sixth Amendment to Supply Agreement, dated May 24, 2021, by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 25, 2021).

10.30

Sublease Agreement, dated May 1, 2015, by and between MannKind and the Alfred Mann Foundation for Scientific Research (incorporated by reference to Exhibit 10.37 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 15, 2016).

10.31

Office Lease, dated May 5 2017, by and between MannKind and Russell Ranch Road II LLC. (incorporated by reference to Exhibit 10.3 to MannKind’s Quarterly Report on Form 10-Q (file No. 000-50865), filed with the SEC on August 7, 2017).

10.32

Controlled Equity OfferingSM Sales Agreement, by and between MannKind and Cantor Fitzgerald & Co., dated February 27, 2018 (incorporated by reference to Exhibit 10.47 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 27, 2018).

10.33**

License and Collaboration Agreement, dated September 3, 2018 by and between MannKind and United Therapeutics Corporation (incorporated by reference to Exhibit 10.8 to MannKind’s Quarterly Report on Form 10-Q (file No. 000-50865), filed with the SEC on November 1, 2018).

10.34**

Research Agreement, dated September 3, 2018 by and between MannKind and United Therapeutics Corporation (incorporated by reference to Exhibit 10.9 to MannKind’s Quarterly Report on Form 10-Q (file No. 000-50865), filed with the SEC on November 1, 2018).

10.35***

Credit and Security Agreement, dated August 6, 2019, by and among MannKind Corporation, MannKind LLC, the lenders party thereto from time to time and MidCap Financial Trust, as agent (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 7, 2019).

Exhibit Number	Description of Document

10.36

Amendment No. 1 to Credit and Security Agreement, dated December 18, 2019, by and among MannKind Corporation, MannKind LLC, the lenders party thereto from time to time and MidCap Financial Trust, as agent (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on December 18, 2019).

10.37

Amendment No. 2 to Credit and Security Agreement, dated August 21, 2020, by and among MannKind Corporation, MannKind LLC and MidCap Financial Trust (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 25, 2020).

10.38

Amendment No. 3 to Credit and Security Agreement, dated November 30, 2020, by and among MannKind Corporation, MannKind LLC and MidCap Financial Trust (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on December 1, 2020).

10.39

Amendment No. 4 to Credit and Security Agreement, dated December 7, 2020 by and among the Company, MannKind LLC and MidCap Financial Trust (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on December 7, 2020).

10.40

Omnibus Joinder and Amendment No. 5 to Credit and Security Agreement and Amendment No. 1 to Pledge Agreement, dated December 29, 2020 by and among MannKind Corporation, MannKind LLC, QrumPharma, Inc., and MidCap Financial Trust (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on December 30, 2020).

10.41

Amendment No. 6 to Credit and Security Agreement, dated March 1, 2021, by and among MannKind Corporation, MannKind LLC, QrumPharma, Inc., and MidCap Financial Trust (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on March 5, 2021).

10.42

Amendment No. 7 to Credit and Security Agreement, dated April 22, 2021, by and among MannKind Corporation, MannKind LLC, QrumPharma, Inc., and MidCap Financial Trust (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on April 26, 2021).

10.43***

Commercial Supply Agreement, dated August 12, 2021, by and between MannKind Corporation and United Therapeutics Corporation (incorporated by reference to Exhibit 10.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 9, 2021).

10.44***

First Amendment to Commercial Supply Agreement, dated October 16, 2021, by and between MannKind Corporation and United Therapeutics Corporation (incorporated by reference to Exhibit 10.2 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 9, 2021).

10.45***

Purchase and Sale Agreement, dated September 23, 2021, by and between MannKind Corporation and 1 Casper, LLC (incorporated by reference to Exhibit 10.3 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 9, 2021).

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

Dated: February 24, 2022

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

Signature	Title	Date

/s/ Michael E. Castagna Michael E. Castagna	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022

/s/ Steven B. Binder Steven B. Binder	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2022

/s/ James S. Shannon James S. Shannon, M.D., MRCP (UK)	Chairman of the Board of Directors	February 24, 2022

/s/ Ronald J. Consiglio Ronald J. Consiglio	Director	February 24, 2022

/s/ Michael Friedman Michael Friedman, M.D.	Director	February 24, 2022

/s/ Jennifer Grancio Jennifer Grancio	Director	February 24, 2022
/s/ Anthony C. Hooper Anthony C. Hooper	Director	February 24, 2022
/s/ Sabrina Kay	Director	February 24, 2022
Sabrina Kay

/s/ Kent Kresa Kent Kresa	Director	February 24, 2022

/s/ Christine Mundkur	Director	February 24, 2022
Christine Mundkur

MANNKIND CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MannKind Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MannKind Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Net Revenue – Commercial Product Sales – Government Rebates – Refer to Note 2 and 8 to the financial statements

Critical Audit Matter Description

As more fully disclosed in Note 2 and 8 to the financial statements, the Company recognizes revenue for commercial product sales at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payer rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its Customers, payers, and other indirect customers relating to the Company’s sale of its products. Government rebates are provided to Medicare and state Medicaid programs. Government rebates involve the use of significant assumptions and judgments to estimate for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period. These significant assumptions and judgments include consideration of historical claims experience, payer channel mix, current contract prices, unbilled claims, claim submission time lags and inventory in the distribution channel.

Given the complexity involved in determining the significant assumptions and judgments used in estimating the government rebates, auditing such estimates required a high degree of auditor judgment and increased extent of audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of government rebates included the following, among others:

•	We tested the effectiveness of controls over management’s processes to account for the variable consideration associated with Government Rebates.
•	We evaluated key inputs used in management’s analysis of the government rebate estimates.
•	We inspected contractual documents associated with the government rebates and evaluated the consistency of the methodology with the Company’s obligations under such contractual documents.
•	We tested the mathematical accuracy of the Company’s calculation of the estimates for government rebates.
•	We performed the following procedures to evaluate the significant assumptions and judgments used by management to estimate government rebates:
•	Evaluated the reasonableness of government rebates by comparing the underlying data to historical adjustments.
•	Evaluated management’s ability to accurately forecast government rebates by comparing management’s assumptions of expected government rebates to actuals incurred subsequent to year end.

Revenue — Collaborations and Services – UT Commercial Supply Agreement – Refer to Note 2 and 8 to the financial statements

Critical Audit Matter Description

As discussed in Note 8 to the financial statements, the Company generates collaboration and services revenue from the United Therapeutics (“UT”) commercial supply agreement (the “CSA”). The Company is responsible for manufacturing and supplying to United Therapeutics, and United Therapeutics is responsible for purchasing from the Company on a cost-plus basis, Tyvaso DPI and BluHale inhalation profiling devices, as required for commercial distribution and sale by United Therapeutics. Three distinct performance obligations are identified as a result of the CSA: (1) the license, supply of product to be used in clinical development, and continued development and approval support for Tyvaso DPI; (2) development activities for the next generation of Tyvaso DPI Next-Gen R&D Services; and (3) a material right associated with future commercial manufacturing and supply of product (“Manufacturing Services”).

The accounting treatment involves several significant subjective management assumptions and estimates including the identification of performance obligations within the contract. Specifically, the significant subjective management judgement is required to determine if the pre-production activities are a separate and discrete performance obligation under the CSA based on the nature of responsibilities of the Company agreed within the contract and ASC 606 requirement in contrast with being bundled with “Manufacturing Services” as assessed under the accounting policy.

Given the complexity of the accounting analysis of the UT CSA, including the significant assumptions and judgments involved in identifying performance obligations under the CSA, auditing the related revenue required a high degree of auditor judgment and increased extent of audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s identification of performance obligations under the CSA included the following, among others:

•	We tested the effectiveness of controls over management’s determination of the separate and discrete performance obligations under the agreement.
•

We inspected contractual documents associated with the CSA to obtain sufficient understanding of the nature of the contract.  We evaluated the Company’s analysis of the accounting treatment for the CSA for reasonableness and appropriateness in accordance with applicable guidance.

•

We used our firm specialist resources to assist in auditing management’s conclusions through an accounting consultation, wherein we independently evaluated the reasonableness of the accounting treatment for leasehold buildout reimbursements to assess if it represents a separate performance obligation.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 24, 2022

We have served as the Company’s auditor since 2001.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$124,184	$67,005
Restricted cash	—	158
Short-term investments	79,932	—
Accounts receivable, net	4,994	4,218
Inventory	7,152	4,973
Prepaid expenses and other current assets	3,482	3,122
Total current assets	219,744	79,476
Property and equipment, net	36,612	25,867
Long-term investments	56,619	—
Other assets	8,186	3,265
Total assets	$321,161	$108,608

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$6,956	$5,582
Accrued expenses and other current liabilities	27,419	19,707
Financing liability — current	6,977	—
Paycheck Protection Program loan — current	—	4,061
Deferred revenue — current	827	33,275
Recognized loss on purchase commitments — current	6,170	11,080
Total current liabilities	48,349	73,705
Promissory notes	18,425	63,027
Accrued interest — promissory notes	404	4,150
Financing liability — long term	93,525	—
Long-term Midcap credit facility	38,833	49,335
Senior convertible notes	223,944	—
Recognized loss on purchase commitments — long term	76,659	84,208
Operating lease liability	1,040	1,202
Deferred revenue — long term	19,543	1,662
Milestone rights liability	4,838	5,926
2024 convertible notes	—	5,000
Paycheck Protection Program loan — long term	—	812
Deposits from customer	4,950	—
Total liabilities	530,510	289,027
Commitments and contingencies (Note 13)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.01 par value — 400,000,000 shares authorized, 251,477,562 and 242,117,089 shares issued and outstanding at December 31, 2021 and 2020, respectively	2,515	2,421
Additional paid-in capital	2,918,205	2,866,303
Accumulated other comprehensive loss	—	—
Accumulated deficit	(3,130,069)	(3,049,143)
Total stockholders' deficit	(209,349)	(180,419)
Total liabilities and stockholders' deficit	$321,161	$108,608

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020
	(In thousands except per share data)
Revenues:
Net revenue — commercial product sales	$39,168	$32,324
Revenue — collaborations and services	36,274	32,820
Total revenues	75,442	65,144
Expenses:
Cost of goods sold	16,833	15,084
Cost of revenue — collaborations and services	22,024	9,557
In-process research and development	—	13,233
Research and development	12,312	6,248
Selling, general and administrative	77,417	59,040
Impairment of assets	106	1,889
(Gain) loss on foreign currency translation	(6,567)	8,006
Loss on purchase commitments	339	—
Total expenses	122,464	113,057
Loss from operations	(47,022)	(47,913)
Other (expense) income:
Interest income	112	167
Interest expense on financing liability	(1,373)	—
Interest expense on notes	(15,204)	(9,471)
Loss on extinguishment of debt	(17,200)	(264)
Other (expense) income	(239)	23
Total other expense	(33,904)	(9,545)
Loss before income tax expense	(80,926)	(57,458)
Benefit from income taxes	—	218
Net loss	$(80,926)	$(57,240)
Net loss per share — basic and diluted	$(0.32)	$(0.26)
Shares used to compute net loss per share — basic and diluted	249,244	222,585

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2021	2020
	(In thousands)
Net loss	$(80,926)	$(57,240)
Other comprehensive loss:
Cumulative translation loss	—	(19)
Comprehensive loss	$(80,926)	$(57,259)

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2020	211,788	$2,118	$2,799,278	$(19)	$(2,991,903)	$(190,526)
Net issuance of common stock in association with stock options and restricted stock units	653	6	227	—	—	233
Payment of principal on senior convertible notes through common stock issuance	2,612	26	5,235	—	—	5,261
Payment of interest on senior convertible notes through common stock issuance	188	2	286	—	—	288
Issuance of common stock pursuant to conversion of Mann Group convertible note principal	2,800	28	6,972	—	—	7,000
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	1,200	12	2,988	—	—	3,000
Issuance of common stock in at-the-market offering	11,853	118	23,412	—	—	23,530
Issuance cost associated with at-the-market offering	—	—	(519)	—	—	(519)
Issuance of common stock under Employee Stock Purchase Plan	627	6	678	—	—	684
Issuance of common stock from acquisition	3,067	31	9,219	—	—	9,250
Stock-based compensation expense	—	—	6,511	—	—	6,511
Issuance of common stock from the exercise of warrants	7,250	73	11,527	—	—	11,600
Issuance of common stock from market price stock purchase	80	1	214	—	—	215
Issuance of warrants pursuant to Midcap Credit Facility	—	—	275	—	—	275
Cumulative translation loss	—	—	—	19	—	19
Net loss	—	—	—	—	(57,240)	(57,240)
BALANCE, DECEMBER 31, 2020	242,118	$2,421	$2,866,303	$-	$(3,049,143)	$(180,419)
Net issuance of common stock associated with stock options and restricted stock units	1,572	16	(514)	—	—	(498)
Issuance of common stock under Employee Stock Purchase Plan	527	5	1,085	—	—	1,090
Stock-based compensation expense	—	—	12,200	—	—	12,200
Issuance of common stock pursuant to conversion of the Mann Group convertible note	3,830	38	9,535	—	—	9,573
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	170	2	425	—	—	427
Issuance of common stock pursuant to conversion of the 2024 convertible notes	1,667	17	4,983	—	—	5,000
Issuance of common stock pursuant to payoff of the 2024 convertible note interest	27	—	143	—	—	143
Issuance of at-the-market placement	578	6	1,880	—	—	1,886
Issuance costs associated with at-the-market placement	—	—	(38)	—	—	(38)
Premium on Mann Group convertible note	—	—	22,107	—	—	22,107
Issuance of common stock from market price stock purchase	25	—	106	—	—	106
Issuance of common stock pursuant to a warrant conversion	964	10	(10)	—	—	—
Net loss	—	—	—	—	(80,926)	(80,926)
BALANCE, DECEMBER 31, 2021	251,478	$2,515	$2,918,205	$-	$(3,130,069)	$(209,349)

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80,926)	$(57,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt, net	17,200	264
Stock-based compensation expense	12,200	6,511
Depreciation, amortization and accretion	4,215	2,149
Interest on milestone right	3,663	—
Write-off of inventory	1,902	496
Interest expense on promissory notes	1,598	5,148
Amortization of financing liability	1,372	—
Amortization of right-of-use assets	1,258	1,177
Asset impairment	106	1,889
(Gain) loss on foreign currency translation	(6,567)	8,006
In-process research and development	—	13,233
Other, net	—	19
Changes in operating assets and liabilities:
Accounts receivable, net	(776)	(705)
Inventory	(4,081)	(1,314)
Prepaid expenses and other current assets	(360)	(154)
Other assets	(138)	227
Accounts payable	1,374	793
Accrued expenses and other current liabilities	8,814	3,346
Deferred revenue	(14,567)	(5,910)
Recognized loss on purchase commitments	(5,892)	(4,751)
Operating lease liabilities	(2,135)	(1,312)
Accrued interest on Mann Group promissory notes	(4,919)	—
Deposits from customer	4,950	—
Net cash used in operating activities	(61,709)	(28,128)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity debt securities	(196,131)	—
Proceeds from maturity of debt securities	59,060	—
Purchase of property and equipment	(11,466)	(801)
Purchase of available-for-sale securities	(3,000)	—
Proceeds from sale of treasury bills	—	20,000
Acquisition of in-process research and development, net of cash acquired	—	(3,983)
Net cash (used in) provided by investing activities	(151,537)	15,216
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Senior convertible notes	230,000	—
Issuance costs associated with Senior convertible notes	(7,268)	—
Proceeds from the sale-leaseback transaction	102,250	—
Issuance costs associated with the sale-leaseback transaction	(3,120)	—
Deposit for the sale-leaseback transaction	(2,000)	—
Principal payments on Mann Group promissory notes	(35,051)	—
Payment of MidCap credit facility	(10,000)	—
Payment of MidCap credit facility prepayment penalty	(1,000)	—
Milestone payment	(5,000)	—
Proceeds from at-the-market-offering	1,886	23,450
Issuance costs associated with at the market offering	(38)	(518)
Payment of employment taxes related to vested restricted stock units and exercise of stock options	(498)	233
Proceeds from market price stock purchase plan	106	215
Issuance of common stock from the exercise of warrants	—	11,600
Proceeds from MidCap credit facility	—	10,000
Proceeds from PPP loan	—	4,873
Net cash provided by financing activities	270,267	49,853
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	57,021	36,941
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	67,163	30,222
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$124,184	$67,163

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended
	2021	2020
	(In thousands)
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash, net of amounts capitalized	11,268	3,558
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of investments from long-term to current	32,654	—
Premium on Mann Group convertible note	22,107	—
Payment on Mann Group convertible note through issuance of common stock	9,575	7,000
Payment of 2024 convertible notes through issuance of common stock	5,000	5,261
Forgiveness of PPP loan	(4,873)	—
Addition of right-of-use-asset	1,425	—
Right-of-use asset modification	278	—
Non-cash construction in progress and property and equipment	1,264	92
Issuance of common stock under Employee Stock Purchase Plan	1,090	684
Payment of Mann Group convertible note interest through issuance of common stock	425	3,000
Payment of interest on 2024 convertible notes through issuance of common stock	143	288
Issuance of common stock for acquisition of in-process research and development	—	9,250
Issuance of warrants associated with the MidCap Credit Facility	—	275
Receivable from at-the-market offering	—	226

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Business — MannKind Corporation and its subsidiaries (the “Company”) is a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for patients with endocrine and orphan lung diseases. The Company’s lead product is Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, which was approved by the U.S. Food and Drug Administration (“FDA”) in June 2014. The Company collaborates with a number of third parties to formulate their drugs on the Company’s Technosphere drug delivery platform. Since September 2018, the Company has been collaborating with United Therapeutics Corporation (“United Therapeutics” or “UT”) to develop an inhaled formulation of treprostinil, known as Tyvaso DPI. In April 2021, United Therapeutics submitted a new drug application (“NDA”) to the FDA seeking approval of Tyvaso DPI for the treatment of PAH and PH-ILD. The NDA was resubmitted in December 2021 following a complete response letter in October 2021. The FDA is expected to complete its review of the NDA for Tyvaso DPI by May 2022.

Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company is not currently profitable and has rarely generated positive net cash flow from operations. In addition, the Company expects to continue to incur significant expenditures for the foreseeable future in support of its manufacturing operations, sales and marketing costs for Afrezza, and development of other product candidates in the Company’s pipeline. As of December 31, 2021, the Company had capital resources of $124.2 million in cash and cash equivalents, $79.9 million in short-term investments, $56.6 million in long-term investments, an accumulated deficit of $3.1 billion and $288.4 million of total principal amount of outstanding borrowings.

In August 2019, the Company and its wholly owned subsidiaries, entered into a credit and security agreement with MidCap Financial Trust (as amended, the “MidCap Credit Facility”). The MidCap Credit Facility currently provides a secured term loan facility with a potential aggregate principal amount of up to $100.0 million, of which $40.0 million was outstanding as of December 31, 2021. See Note 7 – Borrowings. In March 2021, the Company issued $230.0 million of 2.50% convertible senior notes due 2026 (the “Senior convertible notes”) to provide additional operating capital and pay down higher cost debt.

The Company believes its resources will be sufficient to fund its operations for the next twelve months from the date of issuance of these consolidated financial statements.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified for consistency with the current year presentation. Changes were made to the consolidated statement of operations to disclose a single caption for interest expense on all outstanding notes. Changes were also made to Note 6 – Accrued Expenses and Other Current Liability to combine accruals for certain services into the Other line. In addition, changes were made to Note 2 – Summary of Significant Accounting Policies and Note 9 – Fair Value of Financial Instruments to conform the presentation of certain short-term investments to the current year presentation.

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

2. Summary of Significant Accounting Policies

Financial Statement Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates or assumptions. Management considers many factors in selecting appropriate financial accounting policies, and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process and the COVID-19 pandemic has increased the level of judgment used by management in developing these estimates and assumptions. The COVID-19 pandemic continues to rapidly evolve and the ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. These effects could have a material impact on the estimates and assumptions used in the preparation of the accompanying consolidated financial statements. The more significant estimates include revenue recognition, including gross-to-net adjustments, stand-alone selling price considerations for recognition of collaboration revenue assessing long-lived assets for impairment, clinical trial expenses, inventory costing and recoverability, recognized loss on purchase commitment, milestone rights liability, stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets.

Revenue Recognition — The Company recognizes revenue when its customers obtain control of promised goods or services, in an amount that reflects the consideration which the Company expects to be entitled in exchange for those goods or services. The Company recognizes revenue on product sales to a retail pharmacy as the product is dispensed to patients.

To determine revenue recognition for arrangements that are within the scope of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract under ASC 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company has two types of contracts with customers: (i) contracts for commercial product sales with wholesale distributors, specialty and retail pharmacies and (ii) collaboration arrangements.

Revenue Recognition – Net Revenue – Commercial Product Sales – The Company sells Afrezza to a limited number of wholesale distributors and specialty and retail pharmacies in the U.S. (collectively, its “Customers”). Wholesale distributors subsequently resell the Company’s products to retail pharmacies and certain medical centers or hospitals. Specialty and retail pharmacies sell directly to patients. In addition to distribution agreements with Customers, the Company enters into arrangements with payers that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.

The Company recognizes revenue on product sales when the Customer obtains control of the Company's product, which occurs at delivery for wholesale distributors and generally at delivery for specialty pharmacies. The Company recognizes revenue on product sales to a retail pharmacy as the product is dispensed to patients. Product revenues are recorded net of applicable reserves, including discounts, allowances, rebates, returns and other incentives. See Reserves for Variable Consideration below.

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

Where appropriate, these estimates take into consideration a range of possible outcomes, which are probability-weighted in accordance with the expected value method in ASC 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reduce recognized revenue to the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analysis also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of December 31, 2021 and, therefore, the transaction price was not reduced further during the year ended December 31, 2021. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net revenue — commercial product sales and earnings in the period such variances become known.

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

Revenue Recognition — Revenue — Collaborations and Services — The Company enters into licensing, research or other agreements under which the Company licenses certain rights to its product candidates to third parties, or conducts research or provides other services to third parties. The terms of these arrangements may include, but are not limited to payment to the Company of one or more of the following: up-front license fees; development, regulatory, and commercial milestone payments; payments for manufacturing commercial and clinical supply services the Company provides; and royalties on net sales of licensed products and sublicenses of the rights. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment such as determining the performance obligation in the contract and determining the stand-alone selling price for each performance obligation identified in the contract. With respect to our significant collaboration and service agreement with UT that includes a long-term customer supply agreement (“CSA”), we have identified three distinct performance obligations: (1) R&D Services and License; (2) Next-Gen R&D Services; and (3) a material right for manufacturing services (“Manufacturing Services”). Pre-production activities under the CSA, such as facility expansion services and other administrative services, were considered bundled services under the Manufacturing Services performance obligation as required by ASC 606. See Note 8 – Collaboration, Licensing and Other Arrangements of the Notes to Consolidated Financial Statements included in Part II, Item 8 — Financial Statements and Supplementary Data.

If an arrangement has multiple performance obligations, the allocation of the transaction price is determined from observable market inputs, and the Company uses key assumptions to determine the stand-alone selling price, which may include development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. Revenue is recognized based on the measurement of progress as the performance obligation is satisfied and consideration received that does not meet the requirements to satisfy the revenue recognition criteria is recorded as deferred revenue. Current deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that the Company expects will not be recognized within the next 12 months are classified as long-term deferred revenue. For further information, see Note 8 – Collaboration, Licensing and Other Arrangements.

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

The Company’s collaborative agreements, for accounting purposes, represent contracts with customers and therefore are not subject to accounting literature on collaborative agreements. The Company grants licenses to its intellectual property, supplies raw materials, semi-finished goods or finished goods, provides research and development services and offers sales support for the co-promotion of products, all of which are outputs of the Company’s ongoing activities, in exchange for consideration. Accordingly, the Company concluded that its collaborative agreements must generally be accounted for pursuant to ASC 606.

For collaboration agreements that allow collaboration partners to select additional optioned products or services, the Company evaluates whether such options contain material rights (i.e., have exercise prices that are discounted compared to what the Company would charge for a similar product or service to a new collaboration partner). The exercise price of these options includes a combination of licensing fees, event-based milestone payments and royalties. When these amounts in aggregate are not offered at a discount that exceeds discounts available to other customers, the Company concludes the option does not contain a material right, and therefore is not included in the transaction price at contract inception. The Company assessed the CSA agreement with UT and determined that a material right existed for the manufacturing services performance obligation. The transaction price is allocated to the material right as well as the remaining performance obligations in accordance with ASC 606. The Company also evaluates grants of additional licensing rights upon option exercises to determine whether such should be accounted for as separate contracts.

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

Cost of Goods Sold — Cost of goods sold includes material, labor costs and manufacturing overhead. Cost of goods sold also includes a significant component of current period manufacturing costs in excess of costs capitalized into inventory (“excess capacity costs”). These costs, in addition to the impact of the annual revaluation of inventory for standard costing, and write-offs of inventory are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. Cost of goods sold excludes the cost of insulin purchased under our supply agreement with Amphastar (“Insulin Supply Agreement”). All insulin inventory on hand was written off and the full purchase commitment contract to purchase future insulin was accrued as a recognized loss on purchase commitments as of the end of 2015.

Cost of Revenues – Collaborations and Services — Cost of revenues – collaborations and services includes material, labor costs, manufacturing overhead, and excess capacity costs. These costs, in addition to the write-offs of inventory are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. Cost of revenues – collaborations and services also includes the cost of product development and the allocation of selling expenses related to a co-promotion collaboration agreement.

Cash and Cash Equivalents and Restricted Cash — The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of December 31, 2021 and 2020, cash equivalents were comprised of money market, corporate bonds and commercial paper accounts with original maturities less than 90 days from the date of purchase.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets that sum to amounts reported on the consolidated statement of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$124,184	$67,005
Restricted cash	—	158
Total cash, cash equivalents, and restricted cash	$124,184	$67,163

Held-to-Maturity Investments — The Company’s investments generally consist of commercial paper, corporate notes or bonds and U.S. Treasury securities. For the year ended December 31, 2021, the Company held short-term and long-term investments of debt securities, including commercial paper and bonds. The Company assesses whether it has any intention to sell the investment before maturity, whether any declines in fair value are the result of credit losses, as well as whether there were other-than-temporary impairments associated with the available for sale investment. The Company intends to hold its investments until maturity; therefore, these investments are stated at amortized cost. The investments with maturities less than 12 months are included in short-term investments and investments with maturities in excess of twelve months are included in long-term investments in the consolidated balance sheets. The amortization or accretion of the Company’s investments is recognized as interest income in the consolidated statements of operations and was approximately $0.5 million for the year ended December 31, 2021. There was no such amortization or accretion for the year ended December 31, 2020. No allowance for credit losses on held-to-maturity securities was required as of December 31, 2021.

The contractual maturities of our held to maturity investments as of December 31, 2021 and 2020 are summarized below (in thousands):

	December 31, 2021		December 31, 2020
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due in one year or less(1)	$103,733	$103,669	$59,495	$59,495
Due after one year through five years	56,619	56,433	—	—
Total	$160,352	$160,102	$59,495	$59,495

____________________________

(1)	The investments due in one year or less include cash equivalents of $23.8 million as of December 31, 2021 and $59.5 million as of December 31, 2020.

Available-for-Sale Investment — In June 2021, the Company invested $3.0 million in Thirona Bio, Inc. (“Thirona”) and received a $3.0 million convertible promissory note (as amended, the “Thirona convertible note”). Unless earlier converted into conversion shares pursuant to the note purchase agreement, the principal and accrued interest shall be due and payable by Thirona on demand by the Company at any time after the maturity date of December 31, 2023. Interest shall accrue at a rate of 6% per annum. The Thirona convertible note is a general unsecured obligation of Thirona. The Thirona convertible note is classified as an available-for-sale security and is included in other assets in the consolidated balance sheet. Available-for-sale investments are subsequently measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company assesses whether it has any intention to sell the investment, determines fair value of its available-for-sale investments using level 3 inputs as well as assesses whether there were other-than-temporary impairments associated with the available for sale investment. As of December 31, 2021, the Company evaluated the fair value of its investment in Thirona and determined that the fair value approximates the carrying value of $3.0 million and determined that there were no other-than-temporary impairments. In June 2021, the Company and Thirona also entered into a collaboration agreement to develop a compound for the treatment of fibrotic lung diseases. See Note 8 – Collaboration, Licensing and Other Arrangements for additional information. Subsequent to December 31, 2021, the Company invested an additional $5.0 million in Thirona and received a $5.0 million convertible promissory note.

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

Accounts Receivable and Allowance for Credit Losses — Accounts receivable are recorded at the invoiced amount and are not interest bearing. Accounts receivable are presented net of an allowance for credit losses if there are estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for credit losses. The allowance for expected credit losses is based primarily on past collections experience relative to the length of time receivables are past due. However, when available evidence reasonably supports an assumption that future economic conditions will differ from current and historical payment collections, an adjustment is reflected in the allowance for expected credit losses. Accounts receivable are also presented net of an allowance for product returns and trade discounts and allowances because the Company’s customers have the right of setoff for these amounts against the related accounts receivable.

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2021	2020
Accounts receivable – commercial
Accounts receivable, gross	$7,939	$8,090
Wholesaler distribution fees and prompt pay discounts	(1,696)	(1,205)
Reserve for returns	(2,797)	(2,667)
Total accounts receivable – commercial, net	3,446	4,218
Accounts receivable – collaborations and services
Accounts receivable, gross	2,060	—
Allowance for credit losses	(767)	—
Total accounts receivable – collaborations and services, net	1,293	4,218
Accounts receivable – other	255	—
Total accounts receivable, net	$4,994	$4,218

As of December 31, 2021 and December 31, 2020, the allowance for credit losses was de minimis. As of December 31, 2021 and December 31, 2020, the Company had three wholesale distributors representing approximately 80% and 86% of gross sales and 79% and 90% of accounts receivable, respectively.

As of December 31, 2021, the allowance for accounts receivable – collaborations and services of $0.8 million was related to $0.8 million of accounts receivable for Vertice Pharma, a collaboration partner for the co-promotion of Thyquidity. The Company had one collaboration partner, United Therapeutics, that comprised 100% of the collaboration and services net accounts receivable as of December 31, 2021 and approximately 95% of gross revenue from collaborations and services for the year ended December 31, 2021.

Pre-Launch Inventory — An improvement to the manufacturing process for the Company’s primary excipient fumaryl diketopiperazine (“FDKP”) was demonstrated to be viable and management expects to realize an economic benefit in the future as a result of such process improvement. Accordingly, the Company is required to assess whether to capitalize inventory costs related to such excipient prior to regulatory approval of the new supplier and the improved manufacturing process. In doing so, management must consider a number of factors in order to determine the amount of inventory to be capitalized, including the historical experience of achieving regulatory approvals for the Company’s manufacturing process, feedback from regulatory agencies on the changes being effected and the amount of inventory that is likely to be used in commercial production. The shelf life of the excipient will be determined as part of the regulatory approval process; in the interim, the Company must assess the available stability data to determine whether there is likely to be adequate shelf life to support anticipated future sales occurring beyond the expected approval date of the new raw material. If management is aware of any specific material risks or contingencies other than the normal regulatory review and approval process, or if the criteria for capitalizing inventory produced prior to regulatory approval are otherwise not met, the Company would not capitalize such inventory costs, choosing instead to recognize such costs as a research and development expense in the period incurred.

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

The Company recorded $0.1 million of asset impairments for the year ended December 31, 2021.

Recognized Loss on Purchase Commitments — The Company assesses whether losses on long-term purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for the future purchases are recognized unless recoverable. When making the assessment, the Company also considers whether it is able to renegotiate with its vendors. The recognized loss on purchase commitments is reduced as inventory items are received. If, subsequent to an accrual, a purchase commitment is successfully renegotiated, the gain is recognized in the Company’s consolidated statements of operations. The liability balance of the recognized loss on insulin purchase commitments as of December 31, 2021 and 2020 was $82.8 million and $95.3 million, respectively. No new contracts were identified in 2021 that required a new loss on purchase commitment accrual.

Milestone Rights Liability — In July 2013, in conjunction with the execution of a (now repaid) loan agreement with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”), we issued the Milestone Rights to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÀRL, (the “Milestone Purchasers”). In December 2021, the Milestone Rights were purchased by Barings Global Special Situations Credit Fund 4 (Delaware), L.P. and Barings Global Special Situations Credit 4 (LUX) S.ar.l. (together “Barings”). As a result, Barings has assumed the obligations of the Original Milestone Purchasers and is now entitled to all rights under the Milestone Agreement. As of December 31, 2021, $65.0 million remained payable pursuant to the Milestone Agreement upon achievement of sales milestones.

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

Recently Adopted Accounting Standards — In August 2020, the FASB issued ASU 2020-06, Issuer’s Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The Company adopted this standard as of January 1, 2021. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

3. Acquisition

On December 7, 2020, the Company acquired QrumPharma, Inc., a privately held pharmaceutical company developing inhalation treatments for severe chronic and recurrent pulmonary infections. The Company purchased all of the outstanding capital stock of QrumPharma for consideration consisting of cash and shares of the Company’s common stock, subject to adjustment for cash on hand, unpaid indebtedness, unpaid transaction expenses, and net working capital as follows (in thousands):

Consideration
Cash consideration	$3,574
Stock consideration (3,067,179 shares at $3.01 per share)	9,250
Transaction costs	531
Repayment of debt	11
Liabilities assumed	22
Cash acquired	(155)
Total consideration paid for IPR&D	$13,233

The stock purchase of QrumPharma was accounted for under ASC 805, Business Combinations, as an asset acquisition since the transaction did not include the acquisition of inputs or processes and the fair value of the assets acquired were concentrated in a single identifiable asset, MNKD-101 (a nebulized version of clofazimine), which consisted of an in-process research and development asset (“IPR&D”). Under ASC 805, an entity that acquires IPR&D in an asset acquisition should follow the guidance in ASC 730, Research and Development, which requires that both tangible and intangible identifiable research and development assets with no alternative future use be allocated a portion of the consideration transferred and charged to expense at the acquisition date. Due to the stage of development of MNKD-101 at the date of acquisition, significant risk remained that the product would not obtain regulatory approval and it was not yet probable that there would be future economic benefit for the Company. Absent successful clinical results and regulatory approval, it was determined that there was no alternative future use associated with MNKD-101. Accordingly, the value of this asset was expensed at the time of acquisition and the total accumulated cost of $13.2 million, was allocated to the IPR&D asset using a relative fair value basis and the total consideration was recognized as in-process research and development expense in the consolidated statement of operations.

The acquisition of QrumPharma also included a potential future royalty payment of 1.5% of net sales in each of the calendar years in which the total annual and global adjusted net sales of specified products exceeds $50 million and a royalty payment of 1.0% of net sales in each of the calendar years in which the total annual and global adjusted net sales of nebulized clofazimine are greater than or equal to $200 million. The contingent consideration in the form of royalty payments will be expensed as incurred since the probability of MNKD-101 obtaining FDA approval and generating net sales that exceed the specified thresholds could not be reasonably estimated on the date of acquisition.

4. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$2,703	$1,393
Work-in-process	2,522	2,484
Finished goods	1,927	1,096
Total inventory	$7,152	$4,973

Work-in-process and finished goods as of December 31, 2021 and 2020 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off and the projected loss on the purchase commitment contract to purchase future insulin was accrued as of the end of 2015. Raw materials inventory included $0.8 million of pre-launch inventory as of December 31, 2021 and 2020, which consisted of FDKP received in November 2019 that will be used to manufacture Afrezza under an enhanced manufacturing process for FDKP. The Company expects to receive FDA approval of the new source of FDKP in 2023.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand at December 31, 2021 and 2020. Inventory that was forecasted to become obsolete due to expiration as well as inventory that does not meet acceptable standards is recorded in costs of goods sold in the accompanying consolidated statements of operations. For the year ended December 31, 2021, there was an inventory write-off of $1.9 million as a result of this assessment, including $0.7 million related to the start of an agreement with a retail pharmacy. There was an inventory write-off of $0.5 million for the year ended December 31, 2020.

5. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Useful	December 31,
	Life (Years)	2021		2020
Land	—	$875		$875
Buildings	39-40	17,389		17,389
Building improvements	5-40	38,651		37,543
Machinery and equipment	3-15	55,334		55,054
Furniture, fixtures and office equipment	5-10	2,969		3,004
Computer equipment and software	3	8,163		8,319
Construction in progress	—	10,892	(1)	503
		134,273		122,687
Less accumulated depreciation		(97,661)		(96,820)
Total property and equipment, net		$36,612		$25,867

_________________________

(1)

Construction in progress includes $4.7 million of equipment under construction for the manufacturing expansion for UT (the “UT Equipment”). The Company acts as agent on behalf of UT for the procurement of the UT Equipment. The Company has received $5.0 million in deposit for this service, which was recognized as deposit from customer in the consolidated balance sheet as of December 31, 2021. See Note 8 – Collaboration, Licensing and Other Arrangements.

Depreciation expense related to property and equipment for the years ended December 31, 2021 and 2020 was $2.0 million and $1.8 million, respectively. During the year ended December 31, 2021 and 2020, the Company retired $1.1 million and $0.3 million, respectively of manufacturing equipment, computer hardware and software, lab equipment, and furniture and fixtures, as it was no longer in service. The net book value for the disposed assets was de minimis.

On November 8, 2021, the Company sold certain land, building and improvements located in Danbury, CT (the “Property”) to an affiliate of Creative Manufacturing Properties (the “Purchaser”) for a sales price of $102.3 million, subject to terms and the conditions contained in a purchase and sale agreement. Effective with the closing of this transaction, the Company entered into a 20-year lease agreement with the Purchaser (the “Sale-Leaseback Transaction”). The sale of the Property and subsequent lease did not result in the transfer of control of the Property to the Purchaser; therefore, the Sale-Leaseback Transaction qualified as a failed sale leaseback transaction whereby the lease is accounted for as finance lease and the Property remains as a long-lived asset of the Company and is depreciated at its remaining useful life of 20 years or less. See Note 13 – Commitments and Contingencies.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	December 31,
	2021	2020
Salary and related expenses	$14,022	$11,250
Discounts and allowances for commercial product sales	4,227	3,688
Accrued interest	2,166	519
Deferred lease liability	1,380	1,422
Current portion of milestone rights liability	1,088	1,337
Professional fees	895	533
Retail inventory purchase	875	—
Danbury facility buildout	786	—
Other	1,980	958
Accrued expenses and other current liabilities	$27,419	$19,707

7. Borrowings

Carrying amount of borrowings consist of the following (in thousands):

	December 31,
	2021	2020
Senior convertible notes	$223,944	$—
Mann Group promissory notes(1)	18,425	63,027
MidCap credit facility	38,833	49,335
2024 convertible notes	—	5,000
PPP Loan	—	4,873
Total debt — net carrying amount	$281,202	$122,235

(1)

The amendment to the Mann Group convertible note in the second quarter of 2021 resulted in a substantial premium of $22.1 million based on the fair value post modification, which contributed to the loss on extinguishment in the consolidated statement of operations for the year ended December 31, 2021 and was recognized as additional paid-in capital in the consolidated balance sheet as of December 31, 2021. The accounting for the $22.1 million loss on extinguishment did not result in a change in the financial position of the Company.

The following table provides a summary of the Company’s debt and key terms:

	Amount Due		Terms
	December 31, 2021	December 31, 2020	Annual Interest Rate		Maturity Date		Conversion Price
Senior convertible notes	$230.0 million	—	2.50%		March 2026		$5.21 per share
MidCap credit facility(1)	$40.0 million	$50.0 million	one-month LIBOR (1% floor) plus 6.25%	(1)	August 2025	(1)	N/A
Mann Group convertible note	$18.4 million (plus $0.4 million accrued interest paid-in-kind)	$28.0 million (plus $0.6 million accrued interest paid-in-kind)	2.50%	(2)	December 2025	(2)	$2.50 per share
Mann Group non-convertible note(3)	—	$35.1 million (plus $3.6 million accrued interest paid-in-kind)	7.00%		November 2024		N/A
PPP loan(4)	—	$4.9 million	0.98%		April 2022		N/A
2024 convertible notes(5)	—	$5.0 million	5.75%		November 2024		$3.00 per share

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

(5)	In February 2021, the $5.0 million principal balance was converted into 1,666,667 shares of the Company’s common stock.

The maturities of our borrowings as of December 31, 2021 are as follows (in thousands):

Amounts
2022	$—
2023	6,667
2024	20,000
2025	31,758
Thereafter	230,000
Total principal payments	288,425
Unamortized discount	(1,167)
Debt issuance costs	(6,056)
Total debt	$281,202

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

The Company’s net proceeds from the Offering were approximately $222.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated Offering expenses payable by the Company. As of December 31, 2021, the unamortized debt issuance cost was $6.1 million.

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

The prepayment penalty of $1.0 million related to the payment of $10.0 million was capitalized and will be amortized over the remaining life of the debt. As of December 31, 2021, the unamortized debt discount was $0.4 million and the unamortized prepayment penalty was $0.8 million.

The Company’s obligations under the MidCap credit facility are secured by a security interest on substantially all of its assets, including intellectual property.

The MidCap credit facility, as amended, contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The Company must also comply with a financial covenant relating to trailing twelve month minimum Afrezza net revenue, tested on a monthly basis, unless the Company has $90.0 million or more of unrestricted cash and short-term investments. The Company is also subject to a minimum cash covenant of $10.0 million at all times; however, this covenant will be eliminated in the event that Tyvaso DPI is approved by the FDA. As of December 31, 2021, the Company was in compliance with the financial and minimum cash covenants.

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

The Company also agreed to issue warrants to purchase shares of the Company’s common stock (the “MidCap warrants”) upon the drawdown of Tranches 1 and 2 in an aggregate amount equal to 3.25% of the amount drawn, divided by the exercise price per share for that tranche. The exercise price per share is equal to the volume-weighted average closing price of the Company’s common stock for the ten business days immediately preceding the second business day before the issue date. As a result of Tranche 1, the Company issued warrants to purchase an aggregate of 1,171,614 shares of the Company’s common stock, at an exercise price equal to $1.11 per share. As a result of Tranche 2, the Company issued warrants to purchase an aggregate of 111,853 shares of the Company’s common stock, at an exercise price equal to $2.91 per share. The Company determined that these warrants met the criteria for equity classification and accounted for such warrants in additional paid-in capital. During the year ended December 31, 2021, the Tranche 1 and Tranche 2 MidCap warrants were exercised in full.

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

The amendment to the Mann Group convertible note resulted in a debt extinguishment with a substantial premium based on the fair value post extinguishment. The fair value in excess of the face amount of $18.4 million contributed to a loss on extinguishment of $22.1 million in the consolidated statement of operations for year ended December 31, 2021 and resulted in a corresponding debt premium of $22.1 million which was recognized as additional paid-in capital in the consolidated balance sheet as of December 31, 2021. The accounting for the $22.1 million loss on extinguishment did not result in a change in the financial position of the Company. The Company wrote off a de minimis amount of debt issuance cost.

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

Pursuant to the terms of the Mann Group convertible note, Mann Group converted $3.0 million of accrued interest and $7.0 million of principal into 1.2 million shares and 2.8 million shares, respectively, of the Company’s common stock in the fourth quarter of 2020. During the year ended December 31, 2021, Mann Group converted $0.4 million of interest and $9.6 million of principal into 4,000,000 shares of common stock.

On April 22, 2021, the Company repaid the entire principal amount of $35.1 million outstanding under the Mann Group non-convertible note, together with all accrued and unpaid interest thereon.

PPP loan – On April 10, 2020, the Company received the proceeds from the PPP loan from JPMorgan Chase Bank, N.A., as lender, in the amount of approximately $4.9 million pursuant to the PPP of the CARES Act. On July 28, 2021, the Company received notification from the SBA that the full principal amount of the PPP loan was forgiven. The Company recognized a $4.9 million gain on extinguishment of debt for the forgiveness of the principal amount and accrued but unpaid interest for the year ended December 31, 2021.

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

Amortization of the premium and accretion of debt issuance costs related to all borrowings for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,

	2021	2020
Amortization of debt discount	377	268
Amortization of debt issuance cost	1,215	101

Milestone Rights — As of December 31, 2021 and 2020, the remaining Milestone Rights liability balance was $5.9 million and $7.3 million, respectively, which was based on initial fair value estimates calculated using the income approach and reduced by milestone achievement payments made. During the first quarter of 2021, the Company achieved the second Afrezza net sales milestone specified by the Milestone Rights. The milestone carrying value of the Milestone Rights liability related to the $5.0 million payment, which was made in the second quarter of 2021, was approximately $1.3 million, which represented the fair value as determined in 2013 (the most recent measurement date).

The Milestone Rights Agreement includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to Afrezza. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to Afrezza in violation of the terms of such agreement.

8. Collaboration, Licensing and Other Arrangements

Revenue from collaborations and services for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2021	2020
UT License Agreement	$34,145	$32,213
UT CSA Agreement	267	—
Vertice Pharma Co-Promotion Agreement	1,147	—
Receptor CLA	245	250
Cipla License and Distribution Agreement	147	147
Other	323	—
UT Research Agreement	—	210
Total revenue from collaborations and services	$36,274	$32,820

The activity related to deferred revenue and the related revenue recognized for collaborations and services is as follows (in thousands):

	December 31,
	2021	2020
Deferred revenue:
Beginning balance	$34,937	$40,847
Additions	21,707	1,910
Upfront and milestone payments	—	25,000
Revenue — collaborations and services	(36,274)	(32,820)
Ending balance	$20,370	$34,937

United Therapeutics License Agreement — In September 2018, the Company and UT entered into an exclusive global license and collaboration agreement (the “UT License Agreement”), pursuant to which UT is responsible for global development, regulatory and commercial activities with respect to Tyvaso DPI. The Company is responsible for manufacturing clinical supplies and commercial supplies of Tyvaso DPI.

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

The Company expected to complete the activities specified in the initial development plan and to achieve the milestone events by December 31, 2021 for total consideration of approximately $105.8 million, which included an upfront payment, four milestone payments, various pass-through costs and payments for clinical supplies. Revenue was allocated as follows:

Distinct Performance Obligation	Transaction Price	Allocation of Price	Recognition Method	Progress Measure	Recognition Period
	(in millions)
R&D Services and License	$105.8	100%	Over time	Ratably	Sep 2018 - Dec 2021	(1)

(1)	Recognition period represents the estimated period to satisfy the performance obligation.

In May 2021, UT and the Company updated the development plan under the UT License Agreement to provide for additional process-development and stability-testing activities as well as the expansion of the Company’s commercial manufacturing capacity. The activities and deliverables under the current development plan resulted in four distinct performance obligations which include: (1) the continued development and approval process for an NDA (“R&D Services”); (2) certain pre-commercial services in preparation for commercial launch of Tyvaso DPI “(Pre-Commercial Services”); (3) development activities for the next generation of Tyvaso DPI (“Next-Gen R&D Services”); and (4) certain design and construction activities in anticipation of expansion of the Company’s commercial manufacturing facility (“Facility Expansion Services”).

The total consideration for the updated development plan of $50.9 million was allocated to the four distinct performance obligations based on management’s assessment of the stand-alone selling price of each performance obligation. Revenue was allocated as follows:

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

(4)

The Company also acts as agent for the procurement of equipment for the manufacturing expansion for the UT Equipment. The Company received $5.0 million from UT for the UT Equipment, which was recognized as deposits from customer on the consolidated balance sheet and will be released as the title is transferred to UT.

(5)	The Facility Expansion Services performance obligation would be recognized as control of manufactured products is transferred to the customer.

On August 12, 2021, the Company and UT entered into a commercial supply agreement (the “CSA”), pursuant to which the Company is responsible for manufacturing and supplying to UT, and UT is responsible for purchasing from the Company on a cost-plus basis, Tyvaso DPI and BluHale inhalation profiling devices, as required for commercial distribution and sale by UT. In addition, UT is responsible for supplying treprostinil at its expense in quantities necessary to enable the Company to manufacture Tyvaso DPI as required by the CSA. Also pursuant to the CSA, UT will remit a reimbursement of certain pre-production costs incurred by the Company to support the manufacturing and supply of Tyvaso DPI.

The activities and deliverables under the CSA and the current development plan resulted in three distinct performance obligations which include: (1) the license, supply of product to be used in clinical development, and continued development and approval support for Tyvaso DPI (“R&D Services and License”); (2) development activities for the next generation of Tyvaso DPI Next-Gen R&D Services; and (3) a material right associated with future commercial manufacturing and supply of product (“Manufacturing Services”).

The total revised anticipated cash flows of $221.5 million from the transaction was allocated to the three distinct performance obligations as follows.

	Anticipated
Description	Cash Flow	Revenue Allocation(1)	Recognition Method	Progress Measure	Revenue Recognition
	(in millions)
Total anticipated cash flow	$221.5
Distinct Performance Obligation
R&D Services and License(2)		$6.0	Over time	Ratably	Aug 2021 - Oct 2021	(3)
Next-Gen R&D Services		$8.8	Over time	Input	% of completion of costs	(4)
Manufacturing Services		$206.7	Point in time		Transfer of control	(5)

(1)	Allocation is based on management’s assessment of the stand-alone selling price of each performance obligation.
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

(5)

The Manufacturing Services performance obligation will be recognized as control of manufactured products is transferred to the customer; therefore, no revenue associated with this obligation was recognized during the year ended December 31, 2021. The allocation of transaction price includes a material right related to manufacturing services. The total anticipated cash flow is based on the Company’s estimated production and the ultimate cash flows may vary as manufacturing purchase orders are received.

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

The Company accounted for the contract modification as if it were part of the existing contract since the amendment modified the scope and price of the CSA by extending the term and increasing the occupancy rate. The effect of the modification on the transaction price and on the measure of progress is recognized as an adjustment to revenue as of the date of the modification. The modification did not result in a change the activities and deliverables under the CSA.

	Anticipated
Description	Cash Flow	Revenue Allocation(1)	Recognition Method	Progress Measure	Revenue Recognition
	(in millions)
Total anticipated cash flow(2)	$463.5
Distinct Performance Obligation
R&D Services and License(3)		$—	Over time	Ratably	Aug 2021 - Oct 2021	(4)
Next-Gen R&D Services(5)		$4.8	Over time	Input	% of completion of costs	(6)
Manufacturing Services(7)		$458.7	Point in time		Transfer of control	(8)

(1)	Allocation is based on management’s assessment of the stand-alone selling price of each performance obligation.
(2)

The total anticipated cash flow includes a transaction price of $64.3 million for the contractual obligations under the CSA for the Manufacturing Services and the Next-Gen R&D Services performance obligations and $399.2 million for future supply of Tyvaso DPI over the remaining term of the CSA.

(3)

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

(4)	Represents the period when the revenue for the R&D Services performance obligation was recognized.
(5)

The standalone selling price (“SSP”) for the Next-Gen R&D Services performance obligation was based on industry ratios as well as the Company’s historical R&D projects. The transaction price for the Next-Gen R&D Services was based on fixed consideration which was allocated between performance obligations as discussed in note (2) above.

(6)

The Next-Gen R&D Services performance obligation will be satisfied over time using the input method based on the costs incurred to date as a percentage of the total estimated costs to fulfill the contract. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer.

(7)

Pre-production activities under the CSA, such as facility expansion services and certain other administrative services, were considered bundled services that are part of the Company’s Manufacturing Services performance obligation, given the nature of the Company’s contractual responsibilities and ASC 606 requirements.

(8)

The Manufacturing Services performance obligation will be recognized as control of manufactured products is transferred to the customer. The modification did not result in a cumulative catch-up adjustment as a result of the revenue being deferred for the performance obligations that were affected by the modification. The allocation of transaction price includes a material right related to manufacturing services in the amount of $144.5 million. The total anticipated cash flow is based on the Company’s estimated production and the ultimate cash flows may vary as manufacturing purchase orders are received.

As of December 31, 2021, deferred revenue consisted of $18.6 million, of which $0.6 million was classified as current and $18.0 million was classified as long-term on the consolidated balance sheet.

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

As of December 31, 2021, the Company fully reserved $0.8 million of revenue from the co-promotion of Thyquidity, which was recognized as allowance for credit losses – collaborations and services, which is included in accounts receivable, net in the consolidated balance sheet. In addition, the Company recognized an impairment on contract assets of $0.1 million related to variable consideration from gross profits which was recognized during the year ended December 31, 2021.

Thirona Collaboration Agreement — In June 2021, the Company and Thirona entered into a collaboration agreement to evaluate the therapeutic potential of Thirona’s compound for the treatment of pulmonary fibrosis. If initial studies are promising, the Company can exercise certain rights to seek a full license to the compound for clinical development and commercialization. The parties will perform their respective obligations and provide reasonable support for research, clinical development and regulatory strategy. The collaboration agreement will be accounted for under ASC 808, Collaborative Agreements; however, no consideration will be exchanged between the parties. The Company will expense the costs incurred as research and development in the consolidated statements of operations.

Biomm Supply and Distribution Agreement — In May 2017, the Company and Biomm S.A. (“Biomm”) entered into a supply and distribution agreement for the commercialization of Afrezza in Brazil. Under this agreement, Biomm was responsible for pursuing regulatory approvals of Afrezza in Brazil, including from the ANVISA and, with respect to pricing matters, from the Camara de Regulação de Mercado de Medicamentos (“CMED”), both of which have now been received. Biomm commenced product sales in January 2020. During the year ended December 31, 2020, the Company sold $0.2 million of product to Biomm. No shipments of product were made to Biomm during the year ended December 31, 2021.

Cipla License and Distribution Agreement — In May 2018, the Company and Cipla Ltd. (“Cipla”) entered into an exclusive agreement for the marketing and distribution of Afrezza in India and the Company received a $2.2 million nonrefundable license fee. Under the terms of the agreement, Cipla is responsible for obtaining regulatory approvals to distribute Afrezza in India and for all marketing and sales activities of Afrezza in India. The Company is responsible for supplying Afrezza to Cipla. The Company has the potential to receive an additional regulatory milestone payment, minimum purchase commitment revenue and royalties on Afrezza sales in India once cumulative gross sales have reached a specified threshold.

The nonrefundable licensing fee was recorded in deferred revenue and is being recognized in net revenue – collaborations over 15 years, representing the estimated period to satisfy the performance obligation. The additional milestone payments represent variable consideration for which the Company has not recognized any revenue because of the uncertainty of obtaining marketing approval. As of December 31, 2021, the deferred revenue balance was $1.7 million, of which $0.1 million is classified as current and $1.6 million is classified as long term in the consolidated balance sheets.

AMSL Distribution Agreement — In May 2019, the Company entered into an exclusive marketing and distribution agreement with Australasian Medical & Scientific Ltd. (“AMSL”) for the commercialization of Afrezza in Australia. Under the terms of this agreement, AMSL is responsible for obtaining regulatory and reimbursement approvals to distribute Afrezza in Australia. On August 1, 2021, Dexcom, Inc. acquired all of the outstanding shares of AMSL. As a result, on November 4, 2021, the Company exercised its right under the marketing and distribution agreement to terminate such agreement.

9. Fair Value of Financial Instruments

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement. The Company uses the exit price method for estimating the fair value of loans for disclosure purposes. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy, as follows:

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

The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities (excluding the Milestone Rights liability) approximate their fair value due to their relatively short maturities. The fair value of the cash equivalents, long- and short-term investments, MidCap credit facility, Mann Group promissory notes, 2024 convertible notes, Senior convertible notes, Milestone Rights liabilities and Financing liability are disclosed below (amounts in millions).

	December 31, 2021
	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial bonds and paper	Level 2	$115.2	$0.2	$115.0
Money market funds	Level 1	21.3	—	21.3
U.S. Treasuries	Level 2	23.9	0.1	23.8
Total cash equivalents and investments		$160.4	$0.3	$160.1
Less cash equivalents		(23.8)	—	(23.8)
Total Investments		$136.6	$0.3	$136.3

	December 31, 2020
	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Losses	Estimated Fair Value
Cash equivalents - U.S. Treasuries	Level 2	$59.5	$—	$59.5

Cash Equivalents and Restricted Cash — Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash. As of December 31, 2021 and 2020, the Company held $124.2 million and $67.0 million, respectively, of cash and cash equivalents. The Company held $0.2 million in restricted cash as of December 31, 2020, which was comprised of money market funds, corporate bonds and commercial paper for the collateralization of a letter of credit and treasury bills. There was no restricted cash as of December 31, 2021.

Held-to-Maturity Investments — Investments consist of highly liquid investments that are intended to facilitate liquidity and capital preservation. As of December 31, 2021, the Company held $79.9 million of short-term investments and $56.6 million of long-term investments. As of December 31, 2020, the Company did not hold any investments.

Available-for-Sale Investment — The Thirona convertible note is classified as an available-for-sale security and is included in other assets in the consolidated balance sheet. Available-for-sale investments are subsequently measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company determines fair value of its available-for-sale investments using level 3 inputs. As of December 31, 2021, the Company evaluated the fair value of its investment in Thirona and determined that the fair value approximates the carrying value of $3.0 million.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (Level 3 in the fair value hierarchy) (in millions):

	December 31, 2021
		Fair Value
	Carrying Amount	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial liabilities:
Senior convertible notes(1)	$223.9	$237.5	$237.5
MidCap credit facility(2)	38.8	40.8	40.8
Mann Group convertible notes(3)	18.4	37.8	37.8
Milestone rights(4)	5.9	18.1	18.1

(1)

Fair value determined by applying a discounted cash flow analysis to the straight note with a hypothetical yield of 12%, volatility of 90% and a Monte Carlo simulation for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $226.6 million and $249.4 million, respectively.

(2)

Fair value determined by applying a discounted cash flow analysis with a hypothetical yield of 10%. A change in yield of + or – 2% would result in a fair value of $39.1 million and $42.7 million, respectively.

(3)

The April 2021 amendment to the Mann Group convertible note resulted in a substantial premium of $22.1 million based on the fair value post modification which was recognized as additional paid-in capital in the consolidated balance sheet as of December 31, 2021. The accounting for the $22.1 million loss on extinguishment did not result in a change in the financial position of the Company. The fair value assessed as of December 31, 2021 was determined by applying a discounted cash flow analysis with a hypothetical yield of 12% and volatility of 85% to the straight note and a binomial option pricing model for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $36.9 million and $38.8 million, respectively.

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

Financing Liability — The failed Sale Leaseback Transaction in November 2021 resulted in a financing liability which is included in our consolidated balance sheets as a current financing liability of $7.0 million and a long-term financing liability of $93.5 million. The Company determined the fair value of the financing liability using level 3 inputs. As of December 31, 2021, the Company evaluated the fair value of its financing liability and determined that the fair value approximates the carrying value.
10. Common and Preferred Stock

The Company is authorized to issue 400,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of December 31, 2021 and 2020, 251,477,562 and 242,117,089 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

In February 2018, the Company entered into a controlled equity offering sales agreement (the “CF Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor

Fitzgerald, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million or such other amount as may be permitted by the Sales Agreement. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. For the year ended December 31, 2021, the Company sold an aggregate of 578,063 shares of the Company’s common stock at an average purchase price of $3.26 per share for an aggregate gross proceeds of approximately $1.9 million pursuant to the Sales Agreement. For the year ended December 31, 2020, the Company sold an aggregate of 11,851,566 shares of the Company’s common stock at an average purchase price of $1.99 per share for an aggregate gross proceeds of approximately $23.5 million pursuant to the CF Sales Agreement.

In June 2020, the Company prepaid the June 2020 note with the issuance of 1,235,094 shares of the Company’s common stock, in accordance with the terms of the June 2020 note. In October 2020, the Company prepaid the December 2020 note with the issuance of 1,377,356 shares of the Company’s common stock, in accordance with the terms of the December 2020 note. The number of shares issued for the prepayments in June and October 2020 were determined based on the Company’s closing stock price on the day preceding the settlement date. See Note 7 – Borrowings.

In June 2020, 7,250,000 warrants were exercised at a price of $1.60 per share. The warrants were issued pursuant to an underwriting agreement with Leerink Partners LLC for a public offering of 26,666,667 shares of the Company’s common stock and warrants to purchase up to an aggregate of 26,666,667 shares of the Company’s common stock. There are no remaining warrants outstanding under this agreement.

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

In February 2021, the Company converted $5.0 million principal amount of 2024 convertible notes into 1,666,667 shares of the Company’s common stock.

In October 2021, MidCap exercised 1,171,614 and 111,853 warrants issued in association with Tranches 1 and 2, respectively, under the MidCap credit facility, as amended, to purchase an aggregate of 1,283,467 shares of the Company’s common stock through a cashless exercise that resulted in the net issuance of 964,113 shares. See Note 7 – Borrowings.

During the year ended December 31, 2021, the Company received $0.1 million from the market price stock purchase plan (“MPSPP”) for 25,000 shares and a de minimis amount during the year ended December 31, 2020.

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

The following tables summarize the components of the basic and diluted EPS computations (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020
EPS — basic and diluted:
Net loss (numerator)	$(80,926)	$(57,240)
Weighted average common shares (denominator)	249,244	222,585
Net loss per share	$(0.32)	$(0.26)

Common shares issuable represents incremental shares of common stock which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the Senior convertible notes and the Mann Group convertible notes.

Potentially dilutive securities outstanding that are considered antidilutive are summarized as follows (in shares):

	Year Ended December 31,
	2021	2020
Senior convertible notes	44,120,463	—
Common stock options and PNQs	10,655,146	12,264,616
Mann Group convertible notes	7,370,000	11,200,000
Warrants associated with MidCap credit facility	—	1,283,467
2024 convertible notes	—	1,666,667
RSUs and Market RSUs(1)	7,609,025	6,037,542
Employee stock purchase plan	243,375	292,981
Total shares	69,998,009	32,745,273

_________________________

(1)	Market RSUs are included at the maximum share delivery percentage.

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

The Company’s board of directors or its compensation committee determines eligibility, vesting schedules and criteria, and exercise prices for stock awards granted under the 2018 Plan. Options and restricted stock unit awards under the 2018 Plan, or the Prior Plans expire not more than ten years from the date of the grant and are exercisable upon vesting. Stock options that vest over time generally vest over four years. Current time-based vesting stock option grants vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter. The Company also issues PNQ awards with performance conditions. For PNQs, the Company evaluates the probability that the performance conditions will be met and estimates the service period for recognition of the associated expense. RSUs with time-based vesting generally vest at a rate of 25% per year over four years with consideration satisfied by service to the Company. Certain RSUs issued to nonemployee directors vest immediately upon grant, but the underlying shares of common stock will not be delivered until there is a separation of service such as resignation, retirement or death. The Company also issued Market RSUs. The grant date fair value and the effect of the market conditions was estimated using a Monte Carlo valuation.

Market RSUs issued during the year ended December 31, 2021 had a grant date fair value of $9.30 per share and will vest on May 17, 2024 provided that the closing price of the Company’s common stock on such vesting date is not less than the closing price on May 17, 2021. The fair value of the Market RSUs was determined using a share price of $4.26, risk-free interest rate of 0.34%, volatility of 88%, and a dividend yield of 0%. The number of shares delivered on the vesting date is determined by the percentile ranking of MannKind total shareholder return (TSR) over the period from May 18, 2021 until May 17, 2024 related to the TSR of the Russell 3000 Pharmaceutical & Biotechnology Index over the same period, as follows: less than 25th percentile=0% of target, 25th percentile=50% of target, 50th percentile=100% of target, 75th percentile=200% percent of target, 90th percentile or higher=300% maximum. Payout values will be interpolated between the percentile rankings above. The resulting stock-based compensation expense will be recognized over the service period regardless of whether the market conditions are achieved, as long as the service condition is rendered.

The following table summarizes information about the Company’s stock-based award plans as of December 31, 2021:

	Outstanding Options	Outstanding Restricted Stock Units	Shares Available for Future Issuance
2004 Equity Incentive Plan	206,358	—	—
2013 Equity Incentive Plan	3,639,936	2,600	—
2018 Equity Incentive Plan	6,800,852	7,606,425	5,344,810
2004 Non-Employee Directors’ Stock Option Plan	8,000	—	—
Total	10,655,146	7,609,025	5,344,810

Share-based payment transactions are recognized as compensation cost based on the fair value of the instrument on the date of grant. The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected term of an option granted is based on combining historical exercise data with expected weighted time outstanding. Expected weighted time outstanding is calculated by assuming the settlement of outstanding awards is at the midpoint between the remaining weighted average vesting date and the expiration date. The Company recognizes forfeitures as they occur. During the years ended December 31, 2021 and 2020, the Company recorded RSU and option based stock compensation expense of $11.5 million, $6.2 million and employee stock purchase plan compensation of $0.7 million and $0.3 million, respectively.

Total stock-based compensation expense recognized in the accompanying consolidated statements of operations is included in the following categories (in thousands):

	Year Ended December 31,
	2021	2020
Cost of goods sold	$407	$446
Cost of revenue — collaborations and services	1,708	626
Research and development	614	338
Selling, general and administrative	9,471	5,101
Total	$12,200	$6,511

The expected volatility assumption used in the Company’s Black-Sholes option valuation model is based on an assessment of the historical volatility derived from an analysis of historical trade activity. The Company has selected risk-free interest rates based on U.S. Treasury securities with an equivalent expected term in effect on the date the options were granted. Additionally, the Company uses historical data and management judgment to estimate stock option exercise behavior and employee turnover rates to estimate the number of stock option awards that will eventually vest. There were no options issued in the year ended December 31, 2021. The Company calculated the fair value of employee stock options granted during the year ended December 31, 2020 using the following assumptions:

Year Ended December 31,
2020
Risk-free interest rate	0.39% — 1.52%
Expected lives	5.67 — 7.0 years
Volatility	93.83% — 94.25%
Dividends	—

The following table summarizes information relating to stock options:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2021	12,264,616	$3.41	6.45	$15,414
Granted	—	—
Exercised	(586,572)	1.72
Forfeited	(258,410)	1.59
Expired	(764,488)	11.57
Outstanding at December 31, 2021	10,655,146	$2.96	5.82	$25,458
Exercisable at December 31, 2021	8,009,961	$3.40	5.58	$18,436

There were no stock options granted in the year ended December 31, 2021. The weighted average grant date fair value of the stock options granted during the year ended December 31, 2020 was $0.97. Total fair value of stock options vested during the years ended December 31, 2021 and 2020 was $2.3 million and $4.5 million, respectively. The total intrinsic value of options exercised during the years ended

December 31, 2021 and 2020 was $1.7 million and $0.5 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise for options exercised or at December 31 for outstanding options, less the applicable exercise price.

Cash received from the exercise of options during the years ended December 31, 2021 and December 31, 2020 was approximately $1.0 million and $0.6 million, respectively.

As of December 31, 2021 and 2020, the Company recognized a $0.1 million and $0.2 million, respectively, of compensation costs related to the performance-based stock options. As of December 31, 2021 and 2020, there was $0.3 million and $0.4 million, respectively of unrecognized compensation costs related to performance-based stock options subject to performance conditions.

The following table summarizes information relating to restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2021	6,037,542	$2.20
Granted	3,326,798	5.82
Vested	(1,516,065)	2.22
Forfeited	(239,250)	2.58
Outstanding at December 31, 2021	7,609,025	3.77

Total fair value of restricted stock units vested during the years ended December 31, 2021 and 2020 was $6.7 million and $2.5 million, respectively. Intrinsic value of restricted stock units vested is measured using the closing share price on the day prior to the vest date. The total grant date fair value of restricted stock units outstanding as of December 31, 2021 and 2020 was $19.3 million and $13.3 million, respectively.

As of December 31, 2021, there was $2.1 million of unrecognized compensation expense related to options and PNQs and $21.1 million of unrecognized compensation expense related to restricted stock units and market based stock units, which are expected to be recognized over the weighted average period of 1.32 to 2.59 years. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and uses that information to estimate the date at which those performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

Employee Stock Purchase Plan

The Company provides all employees, including executive officers, the ability to purchase our common stock at a discount under our 2004 employee stock purchase plan (the “ESPP”). The ESPP is designed to comply with Section 423 of the Internal Revenue Code (“IRC”) and provides all employees with the opportunity to purchase up to $25,000 worth of our common stock (based on the undiscounted fair market value at the commencement of the offering period) each year at a purchase price that is the lower of 85% of the fair market value of the common stock on either the date of purchase or the commencement of the offering period. An employee may not purchase more than 5,000 shares of common stock on any purchase date. The executives’ rights under the ESPP are identical to those of all other employees.

The Company issued 0.5 million and 0.6 million shares of common stock pursuant to the ESPP for the years ended December 31, 2021 and 2020, respectively. There were approximately 1.1 million shares of common stock available for issuance under the ESPP as of December 31, 2021.

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of December 31, 2021, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

Contingencies — In July 2013, the Company entered into an agreement with the Original Milestone Purchasers, pursuant to which the Company granted the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, $65.0 million of which remains payable to Barings upon achievement of such milestones (see Note 7 — Borrowings). The fair value of the Milestone Rights is recorded in the consolidated balance sheet, including $1.1 million in accrued expenses and other current liabilities and $4.8 million in milestone rights liability.

Sale lease-back — On November 8, 2021, the Company sold the Property to the Purchaser for a sales price of $102.3 million, subject to terms and the conditions contained in a purchase and sale agreement.

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

As of December 31, 2021, the related financing liability was $100.5 million, which was recognized in our consolidated balance sheet as $93.5 million of financing liability — long-term and $7.0 million of financing liability — short-term.

Financing liability information is as follows (in thousands):

December 31, 2021
Weighted average remaining lease term (in years)	19.8
Weighted average discount rate	9.0%

December 31, 2021
Interest expense on financing liability	$1,373

Financing liability payments as of December 31, 2021 was as follows (in thousands):

December 31, 2021
2022(1)	$6,373
2023	9,778
2024	10,023
2025	10,274
2026	10,539
Thereafter	199,091
Total	246,078
Interest payments	(142,485)
Debt issuance costs	(3,091)
Total financing liability	$100,502

(1)	2022 includes the amortization of the rent abatement.

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

In May 2021, the Company and Amphastar France Pharmaceuticals S.A.S. (“Amphastar”) amended the Insulin Supply Agreement to extend the term and restructure the annual purchase commitments. In connection with the amendment, the Company agreed to pay $2.0 million of amendment fees, which were recognized in cost of goods sold for the year ended December 31, 2021. The remaining purchase commitments as of December 31, 2021 and March 31, 2021 (pre-amendment) were as follows:

	December 31, 2021	March 31, 2021
2022	€5.4 million	€7.0 million
2023	€8.8 million	€8.5 million
2024	€14.6 million	€10.9 million
2025	€15.5 million	€14.6 million
2026	€19.4 million	€15.5 million
2027	€9.2 million	€19.4 million

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

Vehicle Leases – During the second quarter of 2018, the Company entered into a lease agreement with Enterprise Fleet Management Inc. During 2021, 85 vehicles were retired and all of those vehicles were replaced, resulting in a fleet size of 89 vehicles. The Company received proceeds for the gain on the retired vehicles residual value in the amount of $0.5, which is included as a reduction to our lease expense. The revised monthly payment inclusive of maintenance fees, insurance and taxes is approximately $0.1 million and the additional right of use asset and lease obligation is approximately $1.4 million in the consolidated balance sheets. The lease expense is included in selling, general and administrative expenses in the consolidated statements of operations.

Office Leases — In May 2017, the Company executed an office lease with Russell Ranch Road II LLC for the Company’s corporate offices in Westlake Village, California. The office lease commenced in August 2017. The Company agreed to pay initial monthly lease payments of $40,951, subject to 3% annual increases, plus the estimated cost of maintaining the property and common areas by the landlord, with a five-month concession from October 2017 through February 2018. The lease also provides for allowances for tenant alterations and maintenance. The lease expires in January 2023 and provides the Company with a five-year renewal option. The lease expense is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

In November 2017, the Company executed an office lease with Russell Ranch Road II LLC to expand the office space for the Company’s corporate offices in Westlake Village, California. The office lease commenced in October 2018. The Company agreed to pay initial monthly lease payments of $35,969, subject to a 3% annual increase, plus the estimated operating cost of maintaining the property by the landlord, which are allocable based an annual assessment made by the landlord. In addition, the Company received reimbursement from the landlord of $56,325 for tenant improvements and was not required to pay a first-year common area maintenance fee. The lease expires in January 2023 and provides the Company with a five-year renewal option.

Lease information is as follows (in thousands):

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (in years)	2.6	1.9
Weighted average discount rate	7.3%	7.5%

	December 31,
	2021	2020
Operating lease costs	$863	$1,403
Variable lease costs	515	394
Cash paid	1,867	1,797

Future minimum office and vehicle lease payments as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
2021	$—	$1,494
2022	1,444	1,239
2023	497	88
2024	409	—
2025	311	—
Total	$2,661	$2,821

14. Employee Benefit Plans

The Company administers a defined contribution 401(k) savings retirement plan for its employees. The Company may make discretionary matching contributions. For the year ended December 31, 2021, the Company matched each participant’s deferral at the rate of 50% of each participant’s deferral up to the first 10% of compensation. Participants hired after March 31, 2021 became vested in Company contributions at 100% after two years of service. For the year ended December 31, 2020, the Company matched each participant’s deferral at the rate of 50% of each participant’s deferral up to the first 6% of compensation. Participants are vested in Company contributions at 50% after one year of service and are 100% vested after two years of service.

The Company’s total discretionary matching contributions were $1.5 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively.

15. Income Taxes

Loss from continuing operations before provision for income taxes for the Company’s domestic and international operations was as follows (in thousands):

	Year Ended December 31,
	2021	2020
United States	$(80,926)	$(57,458)
Foreign	—	—
Loss before provision for income taxes	$(80,926)	$(57,458)

At December 31, 2021, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. The Company has incurred operating losses since inception. Accordingly, the net deferred tax assets have been fully reserved. The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020
Current
U.S. federal	$—	$—
U.S. state	—	—
Non-U.S.	—	(218)
Total current	—	(218)
Deferred
U.S. federal	(5,170)	(4,377)
U.S. state	(14,461)	(469)
Non-U.S.	—	—
Total deferred	(19,631)	(4,846)
Valuation allowance	19,631	4,846
Total	$—	$(218)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized. Components of the net deferred tax assets as of December 31, 2021 and 2020, are approximately as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$542,800	$533,448
Research and development credits	78,804	79,455
Milestone Rights	1,440	1,547
Accrued expenses	2,591	1,436
Loss on purchase commitment	24,845	23,864
Non-qualified stock option expense	5,684	3,766
Capitalized patent costs	7,518	5,273
Other	2,568	2,093
Lease liability	588	559
Interest expense limitation	5,696	2,460
Depreciation	22,983	20,735
Deferred Product Revenue & Costs	404	1,569
Total net deferred tax assets	695,921	676,205
Valuation allowance	(695,094)	(675,463)
Net deferred tax assets	$827	$742

Deferred tax liabilities:
Right of use asset	$(555)	$(510)
Other prepaids	(272)	(232)
Total deferred tax liabilities	(827)	(742)
Net deferred tax assets	$—	$—

The Company’s effective tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Federal tax benefit rate	21.0%	21.0%
Permanent items	-4.4%	-6.1%
Stock based compensation	0.3%	-0.5%
Tax attribute expirations	-5.9%	-6.6%
Foreign withholding tax	0.0%	0.4%
Valuation allowance	-11.2%	-7.8%
Other	0.2%	0.0%
Effective income tax rate	0.0%	0.4%

As of December 31, 2021 and 2020, management assessed the realizability of deferred tax assets. Management evaluated the need for an amount of any valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of our deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. In assessing the realization of the Company's deferred tax assets, the Company considers all available evidence, both positive and negative.

In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence, it was concluded on a more-likely-than-not basis that all deferred tax assets were not realizable as of December 31, 2021. Accordingly, a valuation allowance of $695.1 million has been recorded to offset this deferred tax asset. During the years ended December 31, 2021 and 2020, the change in valuation allowance was $19.6 million and $4.8 million, respectively.

As of December 31, 2021, the Company had federal and state net operating loss carryforwards of approximately $2.2 billion and $1.3 billion available, respectively, to reduce future taxable income. $452.7 million of the federal losses do not expire and the remaining federal losses have started expiring, beginning in the current year through various future dates.

Pursuant to IRC Sections 382 and 383, annual use of the Company’s federal and California net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. As a result of the Company's initial public offering, an ownership change within the meaning of IRC Section 382 occurred in August 2004. As a result, federal net operating loss and credit carryforwards of approximately $216.0 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year can be utilized in future years in addition to the Section 382 limitation for those years. We have completed a Section 382 analysis beginning from the date of our initial public offering through December 31, 2021, to determine whether additional limitations may be placed on the net operating loss carryforwards and other tax attributes, and no additional changes in ownership that met Section 382 study ownership change threshold has been identified through December 31, 2021]. There is a risk that changes in ownership may occur in tax years after December 31, 2021. If a change in ownership were to occur, our net operating loss carryforwards and other tax attributes could be further limited or restricted. If limited, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to the Company’s operations in the U.S. will not impact the Company’s effective tax rate.

At December 31, 2021, the Company had $54.2 million of U.S. federal research and development credits which expire beginning in 2024, and $24.6 million of state research and development credits. The California credits do not expire and $2.0 million of the available $2.2 million New Jersey credits expired at the end of 2021. The Company also had two types of credits in Connecticut of which $19.8 million do not expire and $0.1 million of $1.2 million expired at the end of 2021.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the country. These audits could include examining the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, and local tax laws. The Company's tax years since 2016 remain subject to examination by federal, state and foreign tax authorities.

A reconciliation of beginning and ending amounts of unrecognized tax benefits in 2021 and 2020, respectively, was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Unrecognized Tax Benefit
Beginning of Year	$268,902	$—
Gross increases for tax positions of prior years	—	268,902
Gross decreases for tax positions of current year	—	—
Settlements	—	—
Lapse of statute of limitations	—	—
End of Year	$268,902	$268,902

At December 31, 2021 and 2020, the Company has not recognized a liability for unrecognized tax benefits. If any were recognized, it would affect the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2021 and 2020, the Company did not recognize any interest and/or penalties.