Form 10-Q
period 2022-03-31
MANNKIND CORP
filed 2022-05-05
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, there were 252,565,400 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2022

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$67,243	$124,184
Short-term investments	95,203	79,932
Accounts receivable, net	9,823	4,739
Inventory	8,044	7,152
Prepaid expenses and other current assets	3,952	3,482
Total current assets	184,265	219,489
Property and equipment, net	41,453	36,612
Long-term investments	70,542	56,619
Other assets	12,058	8,441
Total assets	$308,318	$321,161

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$8,702	$6,956
Accrued expenses and other current liabilities	27,131	27,419
Financing liability — current	9,410	6,977
Deferred revenue — current	1,307	827
Recognized loss on purchase commitments — current	6,944	6,170
Total current liabilities	53,494	48,349
Senior convertible notes	224,307	223,944
Midcap credit facility	38,939	38,833
Promissory notes	18,425	18,425
Accrued interest — promissory notes	520	404
Financing liability — long term	93,463	93,525
Recognized loss on purchase commitments — long term	72,400	76,659
Operating lease liability	826	1,040
Deferred revenue — long term	26,116	19,543
Milestone rights liability	4,838	4,838
Deposits from customer	7,054	4,950
Total liabilities	540,382	530,510
Commitments and contingencies (Note 13)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value - 400,000,000 shares authorized, 252,413,434 and 251,477,562 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2,524	2,515
Additional paid-in capital	2,922,555	2,918,205
Accumulated other comprehensive loss	(1,076)	—
Accumulated deficit	(3,156,067)	(3,130,069)
Total stockholders' deficit	(232,064)	(209,349)
Total liabilities and stockholders' deficit	$308,318	$321,161

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Net revenue — commercial product sales	$9,826	$8,099
Revenue — collaborations and services	2,166	9,337
Total revenues	11,992	17,436
Expenses:
Cost of goods sold	2,284	4,315
Cost of revenue — collaborations and services	8,714	3,295
Research and development	3,536	2,442
Selling, general and administrative	20,697	17,413
Gain on foreign currency translation	(1,983)	(3,838)
Total expenses	33,248	23,627
Loss from operations	(21,256)	(6,191)
Other (expense) income:
Interest income, net	377	3
Interest expense on financing liability	(2,371)	—
Interest expense on notes	(2,748)	(6,452)
Other expense	—	(276)
Total other expense	(4,742)	(6,725)
Loss before provision for income taxes	(25,998)	(12,916)
Provision for income taxes	—	—
Net loss	$(25,998)	$(12,916)
Net loss per share - basic and diluted	$(0.10)	$(0.05)
Shares used to compute net loss per share - basic and diluted	251,887	246,631

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(25,998)	$(12,916)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(1,076)	—
Comprehensive loss	$(27,074)	$(12,916)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Total
BALANCE, JANUARY 1, 2021	242,118	$2,421	$2,866,303	$—	$(3,049,143)	$(180,419)
Net issuance of common stock associated with stock options and restricted stock units	390	4	393	—	—	397
Issuance of common stock under Employee Stock Purchase Plan	293	3	387	—	—	390
Stock-based compensation expense	—	—	1,935	—	—	1,935
Issuance of common stock pursuant to conversion of the Mann Group convertible note	3,830	38	9,535	—	—	9,573
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	170	2	425	—	—	427
Issuance of common stock pursuant to conversion of the 2024 convertible notes	1,667	17	4,983	—	—	5,000
Issuance of common stock pursuant to payoff of the 2024 convertible note interest	27	—	143	—	—	143
Issuance of at-the-market placement	578	6	1,880	—	—	1,886
Issuance costs associated with at-the- market placement	—	—	(38)	—	—	(38)
Net loss	—	—	—	—	(12,916)	(12,916)
BALANCE, MARCH 31, 2021	249,073	$2,491	$2,885,946	$—	$(3,062,059)	$(173,622)

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Total
BALANCE, JANUARY 1, 2022	251,478	$2,515	$2,918,205	$—	$(3,130,069)	$(209,349)
Net issuance of common stock associated with stock options and restricted stock units	450	4	125	—	—	129
Issuance of common stock under Employee Stock Purchase Plan	233	2	738	—	—	740
Stock-based compensation expense	—	—	2,806	—	—	2,806
Issuance of common stock from market price stock purchase plan	252	3	681	—	—	684
Cumulative loss on available-for-sale securities	—	—	—	(1,076)	—	(1,076)
Net loss	—	—	—	—	(25,998)	(25,998)
BALANCE, MARCH 31, 2022	252,413	$2,524	$2,922,555	$(1,076)	$(3,156,067)	$(232,064)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,998)	$(12,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,806	1,935
Interest expense on financing liability	2,371	—
Depreciation and amortization	1,324	655
Amortization of right-of-use assets	289	309
Interest expense on promissory notes	116	1,028
Gain on foreign currency translation	(1,983)	(3,838)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,829)	645
Inventory	(892)	(77)
Prepaid expenses and other current assets	(470)	356
Other assets	(320)	(97)
Accounts payable	1,745	1,124
Accrued expenses and other current liabilities	510	8,288
Deferred revenue	7,053	(7,431)
Operating lease liabilities	(572)	(333)
Recognized loss on purchase commitments	(1,502)	(2,379)
Customer deposits	2,104	—
Net cash used in operating activities	(18,248)	(12,731)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of debt securities	(55,988)	(30,442)
Proceeds from maturity of debt securities	26,538	—
Purchase of property and equipment	(5,056)	(976)
Purchase of available-for-sale securities	(5,000)	—
Net cash used in investing activities	(39,506)	(31,418)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the Senior convertible notes	—	230,000
Issuance costs associated with Senior convertible notes	—	(7,268)
Proceeds from at-the-market offering	—	1,886
Issuance costs associated with at-the-market offering	—	(38)
Payment of employment taxes related to vested restricted stock units and exercise of stock options	129	397
Proceeds from market price stock purchase plan	684	—
Net cash provided by financing activities	813	224,977
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(56,941)	180,828
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	124,184	67,163
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$67,243	$247,991
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash	$3,600	$1,094
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of investments from long-term to current	14,813	—
Common stock issuance to settle employee stock purchase plan liability	740	390
Non-cash construction in progress and property and equipment	383	124
Payment on Mann Group convertible note through issuance of common stock	—	9,573
Payment of 2024 convertible notes through common stock issuance	—	5,000
Reclassification of the PPP Loan from current to long-term	—	609
Payment of Mann Group convertible note interest through issuance of common stock	—	427
Payment of interest on 2024 convertible notes through common stock issuance	—	143

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Significant Accounting Policies

The unaudited condensed consolidated financial statements of MannKind Corporation and its subsidiaries (“MannKind,” the “Company,” “we” or “us”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022 (the “Annual Report”).

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2022 may not be indicative of the results that may be expected for the full year.

Financial Statement Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates or assumptions. Management considers many factors in selecting appropriate financial accounting policies, and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process and the COVID-19 pandemic has increased the level of judgment used by management in developing these estimates and assumptions. The COVID-19 pandemic continues to evolve and the ultimate impact of the COVID-19 pandemic is uncertain and subject to change. These effects could have a material impact on the estimates and assumptions used in the preparation of the condensed consolidated financial statements. The more significant estimates include revenue recognition, including gross-to-net adjustments, stand-alone selling price considerations for recognition of collaboration revenue, assessing long-lived assets for impairment, clinical trial expenses, inventory costing and recoverability, recognized loss on purchase commitment, milestone rights liability, stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets.

Business — MannKind is a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for patients with endocrine and orphan lung diseases. The Company’s lead product is Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, which was approved by the U.S. Food and Drug Administration (“FDA”) in June 2014. The Company collaborates with a number of third parties to formulate their drugs on the Company’s Technosphere drug delivery platform. Since September 2018, the Company has been collaborating with United Therapeutics Corporation (“United Therapeutics” or “UT”) to develop an inhaled formulation of treprostinil, known as Tyvaso DPI. In April 2021, United Therapeutics submitted a new drug application (“NDA”) to the FDA seeking approval of Tyvaso DPI for the treatment of pulmonary arterial hypertension (PAH) and pulmonary hypertension associated with interstitial lung disease (PH-ILD). The NDA was resubmitted in December 2021 following a complete response letter in October 2021. The FDA is expected to complete its review of the NDA for Tyvaso DPI in May 2022.

Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with GAAP.

The Company is not currently profitable and has rarely generated positive net cash flow from operations. In addition, the Company expects to continue to incur significant expenditures for the foreseeable future in support of its manufacturing operations, sales and marketing costs for Afrezza, and development of other product candidates in the Company’s pipeline. As of March 31, 2022, the Company had capital resources of $67.2 million in cash and cash equivalents, $95.2 million in short-term investments, $70.5 million in long-term investments, an accumulated deficit of $3.2 billion and $288.4 million of total principal amount of outstanding borrowings.

In August 2019, MannKind and its wholly owned subsidiary, MannKind LLC, entered into a credit and security agreement with MidCap Financial Trust (as amended, the “MidCap Credit Facility”). The MidCap Credit Facility currently provides a secured term loan facility with a potential aggregate principal amount of up to $100.0 million, with a balance of $40.0 million outstanding as of March 31, 2022. See Note 7 – Borrowings. In March 2021, the Company issued $230.0 million of 2.50% convertible senior notes due 2026 (the “Senior convertible notes”) to provide additional operating capital and pay down higher cost debt.

The Company believes its resources will be sufficient to fund its operations for the next twelve months from the date of issuance of these condensed consolidated financial statements.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified for consistency with the current year presentation. Changes were made to the condensed consolidated statement of operations to disclose a single caption for interest expense on all outstanding notes. Changes were made to the condensed consolidated balance sheets to reclassify interest receivable from investments from accounts receivable, net to other assets.

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

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analysis also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of March 31, 2022 and, therefore, the transaction price was not reduced further during the three months ended March 31, 2022. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net revenue — commercial product sales and earnings in the period such variances become known.

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

Other Incentives — Other incentives which the Company offers include voluntary patient support programs, such as the Company's co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with the product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses and other current liabilities.

Revenue Recognition — Revenue — Collaborations and Services — The Company enters into licensing, research or other agreements under which the Company licenses certain rights to its product candidates to third parties, conducts research or provides other services to third parties. The terms of these arrangements may include but are not limited to payment to the Company of one or more of the following: up-front license fees; development, regulatory, and commercial milestone payments; payments for manufacturing commercial and clinical supply services the Company provides; and royalties on net sales of licensed products and sublicenses of the rights. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment such as determining the performance obligation in the contract and determining the stand-alone selling price for each performance obligation identified in the contract. With respect to our significant collaboration and service agreement with UT that includes a long-term commercial supply agreement (“CSA”), we have identified three distinct performance obligations: (1) the license, supply of product to be used in clinical development, and continued development and approval support for Tyvaso DPI (“R&D Services and License”); (2) development activities for the next generation of Next-Gen R&D Services; and (3) a material right associated with future commercial manufacturing and supply of product (“Manufacturing Services”). Pre-production activities under the CSA, such as facility expansion services and other administrative services, were considered bundled services under the Manufacturing Services performance obligation as required by ASC 606. See Note 8 – Collaboration, Licensing and Other Arrangements.

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

Cost of Goods Sold — Cost of goods sold includes material, labor costs and manufacturing overhead. Cost of goods sold also includes a component of current period manufacturing costs in excess of costs capitalized into inventory (“excess capacity costs”). These costs, in addition to the impact of the revaluation of inventory for standard costing, and write-offs of inventory are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. Cost of goods sold excludes the cost of insulin purchased under the Company’s Insulin Supply Agreement (the “Insulin Supply Agreement”) with Amphastar Pharmaceuticals, Inc. (“Amphastar”). All insulin inventory on hand was written off and the full purchase commitment contract to purchase future insulin was accrued as a recognized loss on purchase commitments as of the end of 2015.

Cost of Revenues – Collaborations and Services — Cost of revenues – collaborations and services includes material, labor costs, manufacturing overhead, and excess capacity costs. These costs, in addition to the write-offs of inventory are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. Cost of revenues – collaborations and services also includes the cost of product development.

Cash and Cash Equivalents and Restricted Cash — The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of March 31, 2022 and December 31, 2021, cash equivalents were comprised of money market, corporate bonds and commercial paper accounts with original maturities less than 90 days from the date of purchase.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to amounts reported on the condensed consolidated statements of cash flows (in thousands):

	March 31, 2022	December 31, 2021	March 31, 2021
Cash and cash equivalents	$67,243	$124,184	$247,833
Restricted cash	—	—	158
Total cash, cash equivalents, and restricted cash	$67,243	$124,184	$247,991

Held-to-Maturity Investments — The Company’s investments generally consist of commercial paper, corporate notes or bonds and U.S. Treasury securities. As of March 31, 2022, the Company held short-term and long-term investments of debt securities, including commercial paper and bonds. The Company assesses whether it has any intention to sell the investment before maturity, whether any declines in fair value are the result of credit losses, as well as whether there were other-than-temporary impairments associated with the available for sale investment. The Company intends to hold its investments until maturity; therefore, these investments are stated at amortized cost. The investments with maturities less than 12 months are included in short-term investments and investments with maturities in excess of twelve months are included in long-term investments in the condensed consolidated balance sheets. The amortization or accretion of the Company’s investments is recognized as interest income in the condensed consolidated statements of operations.

Available-for-Sale Investment — In June 2021, the Company invested $3.0 million in Thirona Bio, Inc. (“Thirona”) and received a $3.0 million convertible promissory note, the “Thirona convertible note”). In January 2022, the Company invested an additional $5.0 million in Thirona and received a $5.0 million convertible promissory note. Unless earlier converted into conversion shares pursuant to the note purchase agreement, the principal and accrued interest shall be due and payable by Thirona on demand by the Company at any time after the maturity date of December 31, 2023. Interest accrues at a rate of 6% per annum. The Thirona convertible note is a general unsecured obligation of Thirona. The Thirona convertible note is classified as an available-for-sale security and is included in other assets in the condensed consolidated balance sheet. Available-for-sale investments are subsequently measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company assesses whether it has any intention to sell the investment, determines fair value of its available-for-sale investments using level 3 inputs as well as assesses whether there were other-than-temporary impairments associated with the available-for-sale investment. In June 2021, the Company and Thirona also entered into a collaboration agreement to develop a compound for the treatment of fibrotic lung diseases. See Note 8 – Collaboration, Licensing and Other Arrangements for additional information.

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

Recognized Loss on Purchase Commitments — The Company assesses whether losses on long-term purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for the future purchases are recognized unless recoverable. When making the assessment, the Company also considers whether it is able to renegotiate with its vendors. The recognized loss on purchase commitments is reduced as inventory items are received. If, subsequent to an accrual, a purchase commitment is successfully renegotiated, the gain is recognized in the Company’s condensed consolidated statements of operations. The liability balance of the recognized loss on insulin purchase commitments as of March 31, 2022 and December 31, 2021 was $79.3 million and $82.8 million, respectively. No new contracts were identified in 2021 or in the first three months of 2022 that required a new loss on purchase commitment accrual.

Milestone Rights Liability — In July 2013, in conjunction with the execution of a (now repaid) loan agreement with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”), the Company entered into a Milestone Rights Purchase Agreement (the “Milestone Rights Agreement”) pursuant to which the Company issued certain  milestone rights to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (the “Original Milestone Purchasers”). The foregoing milestone rights provided the Original Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $65.0 million of which remains payable upon achievement of such milestones (collectively, the “Milestone Rights”). In December 2021, the Milestone Rights were purchased by Barings Global Special Situations Credit Fund 4 (Delaware), L.P. and Barings Global Special Situations Credit 4 (LUX) S.ar.l. (together the “Milestone Purchasers”). As a result, the Milestone Purchasers have assumed the obligations of the Original Milestone Purchasers and is now entitled to all rights under the Milestone Rights Agreement. As of March 31, 2022, $65.0 million remained payable pursuant to the Milestone Rights Agreement upon achievement of Afrezza net sales milestones.

The initial fair value estimate of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones and discounted to present value using a selected market discount rate. The expected timing and probability of achieving the milestones was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. The Milestone Rights liability will be remeasured as the specified milestone events are achieved. Specifically, as each milestone event is achieved, the portion of the initially recorded Milestone Rights liability that pertains to the milestone event being achieved, will be remeasured to the amount of the specified related milestone payment. The resulting change in the balance of the Milestone Rights liability due to remeasurement will be recorded in the Company’s condensed consolidated statements of operations as interest expense. Furthermore, the Milestone Rights liability will be reduced upon the settlement of each milestone payment. As a result, each milestone payment would be effectively allocated between a reduction of the recorded Milestone Rights liability and an expense representing a return on a portion of the Milestone Rights liability paid to the investor for the achievement of the related milestone event (see Note 7 – Borrowings).

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

2. Investments

Held-to-Maturity Investments — Investments consist of highly liquid investments that are intended to facilitate liquidity and capital preservation. As of March 31, 2022, the Company held $95.2 million of short-term investments and $70.5 million of long-term investments. As of December 31, 2021, the Company held $79.9 million of short-term investments and $56.6 million of long-term investments. For the three months ended March 31, 2022, the Company recognized $0.4 million of interest income on investments and $0.3 million of amortization on certain investments. The interest income net of amortization on investments is reflected as interest income, net on the condensed consolidated statement of operations. For the three months ended March 31, 2021, the Company recognized a de minimis amount of interest income on investments. No allowance for credit losses on held-to-maturity securities was required as of March 31, 2022.

Available-for-Sale Investment — The Thirona convertible notes are classified as available-for-sale securities and are included in other assets in the condensed consolidated balance sheet. Available-for-sale investments are subsequently measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company determines fair value of its available-for-sale investments using level 3 inputs. The Company evaluated the fair value of its investment in Thirona as of March 31, 2022 by applying a Monte Carlo simulation and determined that the fair value was $6.9 million.  The fair value of the investment in Thirona as of December 31, 2021 was $3.0 million, which approximated carrying value. For the three months ended March 31, 2022, an unrealized holding loss of $1.1 million was recognized as other comprehensive loss in our condensed consolidated statements of comprehensive loss and condensed consolidated statements of stockholders’ deficit.

The fair value of the cash equivalents, long- and short-term investments are disclosed below (amounts in millions).

	March 31, 2022
	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial bonds and paper	Level 2	$119.5	$0.8	$118.8
Money market funds	Level 1	50.7	—	50.7
U.S. Treasuries	Level 2	49.3	0.5	48.8
Total cash equivalents and investments		$219.5	$1.3	$218.3
Less cash equivalents		(53.8)	—	(53.8)
Total Investments		$165.7	$1.3	$164.5

	December 31, 2021
	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial bonds and paper	Level 2	$115.2	$0.2	$115.0
Money market funds	Level 1	21.3	—	21.3
U.S. Treasuries	Level 2	23.9	0.1	23.8
Total cash equivalents and investments		$160.4	$0.3	$160.1
Less cash equivalents		(23.8)	—	(23.8)
Total Investments		$136.6	$0.3	$136.3

As of March 31, 2022 and December 31, 2021, there was $0.5 million and $0.3 million, respectively, of interest receivable included in our condensed consolidated balance sheets as prepaid expenses and other current assets.

3. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable – commercial
Accounts receivable, gross	$8,656	$7,939
Wholesaler distribution fees and prompt pay discounts	(1,201)	(1,696)
Reserve for returns	(3,089)	(2,797)
Total accounts receivable – commercial, net	4,366	3,446
Accounts receivable – collaborations and services
Accounts receivable, gross	6,224	2,060
Allowance for doubtful accounts	(767)	(767)
Total accounts receivable – collaborations and services, net	5,457	1,293
Total accounts receivable, net	$9,823	$4,739

As of March 31, 2022 and December 31, 2021, the allowance for doubtful accounts for accounts receivable – commercial was de minimis. The Company had three wholesale distributors representing approximately 74% of commercial accounts receivable as of March 31, 2022 and approximately 69% of gross sales for the three months ended March 31, 2022.

As of March 31, 2022, the allowance for credit losses for accounts receivable – collaborations and services of $0.8 million was related to $0.8 million of accounts receivable for Vertice Pharma for the co-promotion of Thyquidity. The Company had one collaboration partner, United Therapeutics, that comprised 100% of the collaboration and services net accounts receivable as of March 31, 2022 and approximately 94% of gross revenue from collaborations and services for the three months ended March 31, 2022.

4. Inventories

Inventories consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$3,201	$2,703
Work-in-process	3,276	2,522
Finished goods	1,567	1,927
Total inventory	$8,044	$7,152

Work-in-process and finished goods as of March 31, 2022 and December 31, 2021 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off and the projected loss on the purchase commitment contract to purchase future insulin was accrued as of the end of 2015. Raw materials inventory included $0.8 million of pre-launch inventory as of March 31, 2022 and December 31, 2021, which consisted of FDKP received in November 2019. The Company expects to receive FDA approval of the new source of FDKP in 2023.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand at March 31, 2022 and December 31, 2021. Inventory that was forecasted to become obsolete due to expiration as well as inventory that does not meet acceptable standards is recorded in costs of goods sold in the condensed consolidated statements of operations. There were no inventory write-offs for the three months ended March 31, 2022 or 2021.

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	Estimated Useful
	Life (Years)	March 31, 2022		December 31, 2021
Land	—	$875		$875
Buildings	39-40	17,389		17,389
Building improvements	5-40	38,651		38,651
Machinery and equipment	3-15	55,294		55,334
Furniture, fixtures and office equipment	5-10	2,969		2,969
Computer equipment and software	3	8,360		8,163
Construction in progress	—	15,824	(1)	10,892
		139,362		134,273
Less accumulated depreciation		(97,909)		(97,661)
Total property and equipment, net		$41,453		$36,612

____________________

(1)

Construction in progress includes $7.7 million of equipment under construction for the manufacturing expansion for UT (the “UT Equipment”). The Company acts as agent on behalf of UT for the procurement of the UT Equipment. The Company has received $7.1 million in deposit for this service, which was recognized as deposits from customer in the condensed consolidated balance sheet as of March 31, 2022. See Note 8 – Collaboration, Licensing and Other Arrangements.

Depreciation expense related to property and equipment for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Depreciation Expense	$599	$460

On November 8, 2021, the Company sold certain land, building and improvements located in Danbury, CT (the “Property”) to an affiliate of Creative Manufacturing Properties (the “Purchaser”) for a sales price of $102.3 million, subject to terms and the conditions contained in a purchase and sale agreement. Effective with the closing of this transaction, the Company entered into a 20-year lease agreement with the Purchaser (the “Sale-Leaseback Transaction”). The sale of the Property and subsequent lease did not result in the transfer of control of the Property to the Purchaser; therefore, the Sale-Leaseback Transaction qualified as a failed sale leaseback transaction whereby the lease is accounted for as a finance lease and the Property remains as a long-lived asset of the Company and is depreciated at its remaining useful life of 20 years or less. See Note 13 – Commitments and Contingencies.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Salary and related expenses	$15,083	$14,022
Discounts and allowances for commercial product sales	4,191	4,227
Danbury facility buildout	1,374	786
Deferred lease liability	1,194	1,380
Current portion of milestone rights liability	1,088	1,088
Professional fees	1,005	895
Accrued interest	729	2,166
Retail inventory purchase	—	875
Other	2,467	1,980
Accrued expenses and other current liabilities	$27,131	$27,419

7. Borrowings

Carrying amount of borrowings consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Senior convertible notes	$224,307	$223,944
MidCap credit facility	38,939	38,833
Mann Group promissory notes	18,425	18,425
Total debt — net carrying amount	$281,671	$281,202

The following table provides a summary of the Company’s debt and key terms:

	Amount Due		Terms
	March 31, 2022	December 31, 2021	Annual Interest Rate		Maturity Date		Conversion Price
Senior convertible notes	$230.0 million	$230.0 million	2.50%		March 2026		$5.21 per share
MidCap credit facility(1)	$40.0 million	$40.0 million	one-month LIBOR (1% floor) plus 6.25%	(1)	August 2025	(1)	N/A
Mann Group convertible note	$18.4 million (plus $0.5 million accrued interest paid-in-kind)	$18.4 million (plus $0.4 million accrued interest paid-in-kind)	2.50%	(2)	December 2025	(2)	$2.50 per share

______________________________________________

(1)

In April 2021, the Company prepaid $10.0 million principal balance and amended the MidCap credit facility. The interest rate prior to the amendment was one-month LIBOR (2% floor) plus 6.75% and the maturity date was in August 2024.

(2)	In April 2021, the Mann Group convertible note was amended. The interest rate prior to the amendment was 7.00% and the maturity date was in November 2024.

The maturities of the Company’s borrowings as of March 31, 2022 are as follows (in thousands):

Amounts
2022	$—
2023	6,667
2024	20,000
2025	31,758
Thereafter	230,000
Total principal payments	288,425
Unamortized discount	(1,061)
Debt issuance costs	(5,693)
Total debt — net carrying amount	$281,671

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

The Senior convertible notes are general unsecured obligations of the Company and will mature on March 1, 2026, unless earlier converted, redeemed or repurchased. The Senior convertible notes will bear cash interest from March 4, 2021 at an annual rate of 2.50% payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021. The Senior convertible notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock, par value $0.01 per share, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Senior convertible notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Senior convertible notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; (3) if the Company calls such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Senior convertible notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events as set forth in the Indenture. On or after December 1, 2025 until the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture.

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

The Company’s net proceeds from the offering were approximately $222.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. As of March 31, 2022, the unamortized debt issuance cost was $5.7 million.

MidCap credit facility — In August 2019, the Company entered into the MidCap credit facility and borrowed the first advance of $40.0 million (“Tranche 1”) in August 2019 and the second advance of $10.0 million (“Tranche 2”) in December 2020. In April 2021, $10.0 million was prepaid. Under the terms of the MidCap credit facility, a third advance of $60.0 million (“Tranche 3”) will be available to the Company between January 1, 2022 and June 30, 2022, subject to the satisfaction of certain milestone conditions associated with Tyvaso DPI™ through the Company’s collaboration with United Therapeutics (see Note 8 – Collaboration, Licensing and Other Arrangements).

The MidCap credit facility has been amended several times, most recently in April 2021, pursuant to which the parties agreed to, among other things, (i) increase the amount available under the third advance from $25.0 million to $60.0 million and extend the date through which the third advance is available to June 30, 2022, (ii) amend the conditions to the third advance of $60.0 million being available to draw, including certain milestone conditions associated with Tyvaso DPI, (iii) remove the Company’s obligation to issue a warrant to purchase shares of the Company’s common stock upon drawing down the third advance, (iv) extend the interest-only period until September 1, 2023 and extend the maturity date until August 1, 2025, (v) amend the financial covenant relating to trailing 12 month minimum Afrezza net revenue, (vi) decrease the minimum cash covenant, (vii) decrease the interest rate on any amounts outstanding, now or in the future, under the MidCap credit facility, (viii) permit the Company to make certain acquisitions, subject to requirements, and (ix) permit the Company to make investments of up to an additional $9.0 million so long as the Company has $90.0 million or more of unrestricted cash and short-term investments following such investment. Concurrent with entering into this amendment, the Company made a $10.0 million principal prepayment against outstanding term loans under the MidCap credit facility and paid a related $1.0 million exit fee in lieu of the unaccrued portion of the original exit fee and prepayment penalties that would otherwise have been due with respect to the partial prepayment.

The prepayment penalty of $1.0 million related to the payment of $10.0 million was capitalized and will be amortized over the remaining life of the debt. As of March 31, 2022, the unamortized debt discount was $0.3 million and the unamortized prepayment penalty was $0.7 million.

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

The MidCap credit facility, as amended, contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The Company must also comply with a financial covenant relating to trailing twelve month minimum Afrezza net revenue, tested on a monthly basis, unless the Company has $90.0 million or more of unrestricted cash and short-term investments. The Company is also subject to a minimum cash covenant of $10.0 million at all times; however, this covenant will be eliminated in the event that Tyvaso DPI is approved by the FDA. As of March 31, 2022, the Company was in compliance with the financial and minimum cash covenants.

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

The Mann Group promissory notes originally accrued interest at the rate of 7.00% per year on the principal amount, payable quarterly in arrears on the first day of each calendar quarter beginning October 1, 2019. In April 2021, the Company repaid the entire principal amount of $35.1 million outstanding under the Mann Group non-convertible note, together with all accrued and unpaid interest thereon. On the same date, the Company and Mann Group amended the Mann Group convertible note, pursuant to which the parties agreed to (i) reduce the interest rate from 7.0% to 2.5% effective on April 22, 2021, and (ii) extend the maturity date from November 3, 2024 to December 31, 2025.

The amendment to the Mann Group convertible note resulted in a debt extinguishment with a substantial premium based on the fair value post extinguishment. The fair value in excess of the face amount of $18.4 million contributed to a loss on extinguishment of $22.1 million in the consolidated statement of operations for the year ended December 31, 2021 and resulted in a corresponding debt premium of $22.1 million which was recognized as additional paid-in capital in the consolidated balance sheet as of December 31, 2021. The accounting for the $22.1 million loss on extinguishment did not result in a change in the financial position of the Company. The Company wrote off a de minimis amount of debt issuance cost.

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

Amortization of debt discount and debt issuance cost related to all borrowings for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Amortization of debt discount	$106	$60
Amortization of debt issuance cost	363	124

Milestone Rights — As of March 31, 2022 and December 31, 2021, the remaining Milestone Rights liability balance was $5.9 million, which was based on initial fair value estimates calculated using the income approach and reduced by milestone achievement payments made. For each period, the $5.9 million liability consisted of a $1.1 million current liability which was presented as accrued expenses and other current liabilities and a $4.8 million long-term liability which was presented as milestone rights liability in our condensed consolidated balance sheets.

The Milestone Rights Agreement includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to Afrezza. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to Afrezza in violation of the terms of such agreement.

8. Collaboration, Licensing and Other Arrangements

Revenue from collaborations and services for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
UT License Agreement(1)	$1,348	$8,999
UT CSA Agreement(2)	694	—
Cipla License and Distribution Agreement	37	36
Other	87	—
Vertice Pharma Co-Promotion Agreement	—	292
Receptor CLA	—	10
Total revenue from collaborations and services	$2,166	$9,337

_________________________

(1)	Amounts consist of revenue recognized for Next-Gen R&D Services for the three months ended March 31, 2022 and R&D Services and License for the three months ended March 31, 2021.
(2)	Amount consists of revenue recognized for Manufacturing Services for the three months ended March 31, 2022.

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

In August 2021, the Company and United Therapeutics entered into a CSA, pursuant to which the Company is responsible for manufacturing and supplying to United Therapeutics, and United Therapeutics is responsible for purchasing from the Company on a cost-plus basis, Tyvaso DPI and BluHale inhalation profiling devices, as required for commercial distribution and sale by United Therapeutics. In addition, United Therapeutics is responsible for supplying treprostinil at its expense in quantities necessary to enable the Company to manufacture Tyvaso DPI as required by the CSA. Also pursuant to the CSA, UT will remit a reimbursement of certain pre-production costs incurred by the Company to support the manufacturing and supply of Tyvaso DPI.

The activities and deliverables under the CSA and the current development plan resulted in three distinct performance obligations which include: (1) the license, supply of product to be used in clinical development, and continued development and approval support for Tyvaso DPI (“R&D Services and License”); (2) development activities for the next generation of Next-Gen R&D Services; and (3) a material right associated with future commercial manufacturing and supply of product (“Manufacturing Services”).

As amended in October 2021, the term of the CSA continues until December 31, 2031 (unless earlier terminated) and is thereafter renewed automatically for additional, successive two-year terms unless (i) United Therapeutics provides notice to the Company at least 24 months in advance of such renewal that United Therapeutics does not wish to renew the CSA or (ii) the Company provides notice to United Therapeutics at least 48 months in advance of such renewal that the Company does not wish to renew the CSA. The Company and United Therapeutics each have normal and customary termination rights, including termination for material breach that is not cured within a specific timeframe or in the event of liquidation, bankruptcy or insolvency of the other party.

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

_________________________

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

(8)

The Manufacturing Services performance obligation will be recognized as control of manufactured products is transferred to UT. The modification did not result in a cumulative catch-up adjustment as a result of the revenue being deferred for the performance obligations that were affected by the modification. The allocation of transaction price includes a material right related to manufacturing services in the amount of $144.5 million. The total anticipated cash flow is based on the Company’s estimated production and the ultimate cash flows may vary as manufacturing purchase orders are received.

As of March 31, 2022, deferred revenue consisted of $25.7 million, of which $1.1 million was classified as current and $24.6 million was classified as long-term on the condensed consolidated balance sheet.

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

As of March 31, 2022, the Company fully reserved $0.8 million of revenue from the co-promotion of Thyquidity, which was recognized as allowance for credit losses – collaborations and services, which is included in accounts receivable, net in the condensed consolidated balance sheet.

Thirona Collaboration Agreement — In June 2021, the Company and Thirona entered into a collaboration agreement to evaluate the therapeutic potential of Thirona’s compound for the treatment of pulmonary fibrosis. If initial studies are promising, the Company can exercise certain rights to seek a full license to the compound for clinical development and commercialization. The parties will perform their respective obligations and provide reasonable support for research, clinical development and regulatory strategy. The collaboration agreement will be accounted for under ASC 808, Collaborative Agreements; however, no consideration will be exchanged between the parties. The Company will expense the costs incurred as research and development in the condensed consolidated statements of operations.

Biomm Supply and Distribution Agreement — In May 2017, the Company and Biomm entered into a supply and distribution agreement for the commercialization of Afrezza in Brazil. Under this agreement, Biomm was responsible for pursuing regulatory approvals of Afrezza in Brazil, including from the Agência Nacional de Vigilância Sanitária (“ANVISA”) and, with respect to pricing matters, from the Camara de Regulação de Mercado de Medicamentos (“CMED”), both of which were received. Biomm commenced product sales in January 2020. There were no shipments of product to Biomm in 2021 or the first quarter of 2022.

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

The nonrefundable licensing fee was recorded in deferred revenue and is being recognized in net revenue – collaborations over 15 years, representing the estimated period to satisfy the performance obligation. The additional milestone payments represent variable consideration for which the Company has not recognized any revenue because of the uncertainty of obtaining marketing approval. As of March 31, 2022, the deferred revenue balance was $1.6 million, of which $0.1 million is classified as current and $1.5 million is classified as long term in the condensed consolidated balance sheets.

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

The carrying amounts reported in the condensed consolidated financial statements for cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities (excluding the Milestone Rights liability) approximate their fair value due to their relatively short maturities. The fair value of the cash equivalents, long- and short-term investments, MidCap credit facility, Mann Group promissory notes, 2024 convertible notes, Senior convertible notes, Milestone Rights liabilities and Financing liability are disclosed below.

Cash Equivalents and Restricted Cash— Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash. As of March 31, 2022 and December 31, 2021, the Company held $67.2 million and $124.2 million, respectively, of cash and cash equivalents.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (Level 3 in the fair value hierarchy) (in millions):

	March 31, 2022
	Carrying Value	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
Senior convertible notes(1)	$224.3	$221.6	$221.6
MidCap credit facility(2)	38.9	40.7	40.7
Mann Group convertible notes(3)	18.4	33.6	33.6
Milestone rights(4)	5.9	17.1	17.1

_________________________

(1)

Fair value determined by applying a discounted cash flow analysis to the straight note with a hypothetical yield of 12%, volatility of 83.6% and a Monte Carlo simulation for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $211.1 million and $233.1 million, respectively.

(2)

Fair value determined by applying a discounted cash flow analysis with a hypothetical yield of 10%. A change in yield of + or – 2% would result in a fair value of $39.0 million and $42.4 million, respectively.

(3)

The fair value assessed as of March 31, 2022 was determined by applying a discounted cash flow analysis with a hypothetical yield of 12% and volatility of 84.2% to the straight note and a binomial option pricing model for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $32.8 million and $34.6 million, respectively.

(4)	Fair value determined by applying a Monte Carlo simulation.
	December 31, 2021
	Carrying Value	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
Senior convertible notes(1)	$223.9	$237.5	$237.5
MidCap credit facility(2)	38.8	40.8	40.8
Mann Group convertible notes(3)	18.4	37.8	37.8
Milestone rights(4)	5.9	18.1	18.1

_________________________

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

(3)

The April 2021 amendment to the Mann Group convertible note resulted in a substantial premium of $22.1 million based on the fair value post modification which was recognized as additional paid-in capital in the condensed consolidated balance sheet as of December 31, 2021. The accounting for the $22.1 million loss on extinguishment did not result in a change in the financial position of the Company. The fair value assessed as of December 31, 2021 was determined by applying a discounted cash flow analysis with a hypothetical yield of 12% and volatility of 85% to the straight note and a binomial option pricing model for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $36.9 million and $38.8 million, respectively.

(4)	Fair value determined by applying a Monte Carlo simulation.

Milestone Rights Liability — The fair value measurement of the Milestone Rights liability is sensitive to the discount rate and the timing of achievement of milestones. The Company utilized Monte-Carlo Simulation Method to simulate the Afrezza net sales under a neutral framework to estimate the payment. The Company then discounted the future expected payments at cost of debt with a term equal to the simulated time to payout based on cumulative sales.

Financing Liability — The Sale-Leaseback Transaction in November 2021 resulted in a financing liability which is included in our condensed consolidated balance sheets as a current financing liability of $9.4 million and a long-term financing liability of $93.5 million. The Company determined the fair value of the financing liability using level 3 inputs. As of March 31, 2021, the fair value was determined using a discounted cash flow analysis with a hypothetical yield of 9.0%. As of December 31, 2021, the Company evaluated the fair value of its financing liability and determined that the fair value approximated the carrying value.

10. Common and Preferred Stock

The Company is authorized to issue 400,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of March 31, 2022 and December 31, 2021, 252,413,434 and 251,477,562 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

In February 2018, the Company entered into a controlled equity offering sales agreement (the “CF Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million or such other amount as may be permitted by the Sales Agreement. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. For the three months ended March 31, 2022, there were no sales under the CF Sales Agreement. For the three months ended March 31, 2021, the Company sold an aggregate of 578,063 shares of the Company’s common stock at a weighted average purchase price of $3.26 per share for an aggregate gross proceeds of approximately $1.9 million pursuant to the CF Sales Agreement.

In the first quarter of 2021, Mann Group converted $0.4 million of interest and $9.6 million of principal into 4,000,000 shares of common stock in accordance with the terms of the Mann Group convertible note.

In the first quarter of 2021, the Company converted $5.0 million principal amount of 2024 convertible notes into 1,666,667 shares of the Company’s common stock in accordance with the terms of the 2024 convertible notes.

For the three months ended March 31, 2022, the Company received $0.7 million from the market price stock purchase plan (“MPSPP”) for 252,176 shares. There were no MPSPP transactions during the three months ended March 31, 2021.

The Company issued 233,401 and 292,981 shares of common stock pursuant to the ESPP for the three months ended March 31, 2022 and 2021, respectively. There were approximately 0.9 million shares of common stock available for issuance under the ESPP as of March 31, 2022.

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

The following tables summarize the components of the basic and diluted EPS computations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
EPS — basic and diluted:
Net loss (numerator)	$(25,998)	$(12,916)
Weighted average common shares (denominator)	251,887	246,631
Net loss per share	$(0.10)	$(0.05)

Common shares issuable represents incremental shares of common stock which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the Senior convertible notes and the Mann Group convertible notes.

Potentially dilutive securities outstanding that are considered antidilutive are summarized as follows (in shares):

	Three Months Ended March 31,
	2022	2021
Senior convertible notes	44,120,463	44,120,463
Mann Group convertible notes	7,370,000	7,370,000
Common stock options and PNQs	10,335,424	11,321,734
RSUs and Market RSUs (1)	11,472,698	6,282,279
Employee stock purchase plan	85,633	94,157
Warrants associated with MidCap credit facility	—	1,283,467
Total shares	73,384,218	70,472,100

____________________

(1)

Market RSUs issued in 2020 are included at the maximum share delivery of 300% and the Market RSUs issued in 2021 are included at 0% in accordance with a valuation assessment obtained as of March 31, 2022.

12. Stock-Based Compensation Expense

During the three months ended March 31, 2022, the Company granted the following awards:

Three Months Ended
March 31, 2022
Employee awards:
RSUs	88,415	(1)

____________________

(1)	RSUs had a weighted average grant date fair value of $2.72 per share, of which 12,800 RSUs had a cliff vesting period of three years and 75,615 RSUs had a vesting period of four years.

As of March 31, 2022, there was $1.5 million of unrecognized stock-based compensation expense related to options and PNQs, which is expected to be recognized over a weighted average period of approximately 1.20 years, and $9.4 million and $8.6 million of unrecognized stock-based compensation expense related to RSUs and Market RSUs, respectively, which is expected to be recognized over a weighted average period of approximately 2.86 and 1.84 years, respectively.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations as cost of goods sold, cost of revenue – collaborations and services, research and development and selling, general and administrative expense for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
RSUs and options	$2,644	$1,826
Employee stock purchase plan	162	109
Total stock compensation expense	$2,806	$1,935

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

The Company issued 233,401 and 292,981 shares of common stock pursuant to the ESPP for the three months ended March 31, 2022 and 2021, respectively. There were approximately 0.9 million shares of common stock available for issuance under the ESPP as of March 31, 2022.

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of March 31, 2022, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

Contingencies — In July 2013, the Company entered into the Milestone Rights Agreement with the Original Milestone Purchasers, pursuant to which the Company granted the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, $65.0 million of which remains payable to the Milestone Purchasers upon achievement of such milestones (see Note 7 – Borrowings). The fair value of the Milestone Rights is recorded in the condensed consolidated balance sheet, including $1.1 million in accrued expenses and other current liabilities and $4.8 million in milestone rights liability.

Sale-Leaseback Transaction— On November 8, 2021, the Company sold the Property to the Purchaser for a sales price of $102.3 million, subject to terms and the conditions contained in a purchase and sale agreement.

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

As of March 31, 2022, the related financing liability was $102.9 million, which was recognized in our condensed consolidated balance sheet as $93.5 million of financing liability — long-term and $9.4 million of financing liability — short-term. As of December 31, 2021, the related financing liability was $100.5 million, which was recognized in our condensed consolidated balance sheet as $93.5 million of financing liability — long-term and $7.0 million of financing liability — short-term.

Financing liability information is as follows (in thousands):

	March 31, 2022	December 31, 2021
Weighted average remaining lease term (in years)	19.6	19.8
Weighted average discount rate	9.0%	9.0%

	Three Months Ended March 31,
	2022	2021
Interest expense on financing liability	$2,371	$—

Financing liability payments as of March 31, 2022 was as follows (in thousands):

	March 31, 2022	December 31, 2021
2022(1)	$6,373	$6,373
2023	9,778	9,778
2024	10,023	10,023
2025	10,274	10,274
2026	10,539	10,539
Thereafter	199,091	199,091
Total	246,078	246,078
Interest expense	(140,165)	(142,485)
Debt issuance costs	(3,040)	(3,091)
Total financing liability	$102,873	$100,502

_________________________

(1)	2022 includes amortization of the rent abatement.

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

In May 2021, the Company and Amphastar France Pharmaceuticals S.A.S. (“Amphastar”) amended the Insulin Supply Agreement to extend the term and restructure the annual purchase commitments. In connection with the amendment, the Company agreed to pay $2.0 million of amendment fees, which were recognized in cost of goods sold for the year ended December 31, 2021. The remaining purchase commitments as of March 31, 2022 and March 31, 2021 (pre-amendment) were as follows:

	March 31, 2022	March 31, 2021
2021	€—	€7.0 million
2022	€4.1 million	€8.5 million
2023	€8.8 million	€10.9 million
2024	€14.6 million	€14.6 million
2025	€15.5 million	€15.5 million
2026	€19.4 million	€19.4 million
2027	€9.2 million	€—

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

Vehicle Leases – During the second quarter of 2018, the Company entered into a master lease agreement with Enterprise Fleet Management Inc. During 2021, 85 vehicles were retired and replaced, resulting in a fleet size of 89 vehicles. The Company received proceeds for the gain on the retired vehicles residual value in the amount of $0.5 million, which is included as a reduction to our lease expense.  The revised monthly payment inclusive of maintenance fees, insurance and taxes is approximately $0.1 million and the additional right of use asset and lease obligation is approximately $1.4 million in the condensed consolidated balance sheets. The lease expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

Subsequent to March 31, 2022, the Company renewed its office lease with Russell Ranch Road II LLC. Pursuant to the renewal, the Company will pay initial monthly payments of $79,543, subject to 3% annual increases, plus the estimated cost of maintaining the property and common areas by the landlord. The Company will receive a fourteen-month concession from the lease commencement period of February 2023 through March 2024. The lease provides the Company with a 66 month renewal option.

Lease information is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$288	$350
Variable lease costs	86	111
Cash paid	442	461

	March 31, 2022	December 31, 2021
Weighted average remaining lease term (in years)	2.4	2.6
Weighted average discount rate	7.3%	7.3%

Future minimum office and vehicle lease payments as of March 31, 2022 and December 31, 2021, are as follows (in thousands):

	March 31, 2022	December 31, 2021
2022	$1,060	$1,444
2023	463	497
2024	375	409
2025	313	311
Total	$2,211	$2,661

14. Income Taxes

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded, in accordance with the applicable accounting standards, that net deferred tax assets should be fully reserved.

The Company has assessed its position with regards to uncertainty in tax positions and has not recognized a liability for unrecognized tax benefits. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2022 the Company did not recognize any interest or penalties. The Company’s tax years since 2017 remain subject to examination by tax authorities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report that are not strictly historical in nature are “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. The preceding interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related notes for the year ended December 31, 2021 and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

OVERVIEW

We are a biopharmaceutical company focused on the development and commercialization of inhaled therapeutic products for patients with endocrine and orphan lung diseases. Our lead product is Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, which was approved by the FDA in June 2014. We collaborate with a number of third parties to formulate their drugs on our Technosphere drug delivery platform. Since September 2018, we have been collaborating with United Therapeutics to develop an inhaled formulation of treprostinil known as Tyvaso DPI. In April 2021, United Therapeutics submitted an NDA to the FDA seeking approval of Tyvaso DPI. The NDA was resubmitted in December 2021 following a CRL in October 2021. The FDA is expected to complete its review of the pending NDA for Tyvaso DPI in May 2022.

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

As of March 31, 2022, we had an accumulated deficit of $3.2 billion and a stockholders’ deficit of $231.4 million. Our net loss was $26.0 million for the three months ended March 31, 2022. To date, we have funded our operations through the sale of convertible debt securities and equity, from the receipt of upfront and milestone payments from certain collaborations, from borrowings, from sales of Afrezza and from the proceeds of the Sale-Leaseback Transaction.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. See Note 1 – Description of Business and Significant Accounting Policies in the condensed consolidated financial statements included in Part I – Financial Statements (Unaudited) for descriptions of the new accounting policies and impact of adoption.

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

Three months ended March 31, 2022 and 2021

Revenues

The following tables provide a comparison of the revenue categories for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net revenue — commercial product sales:
Gross revenue from commercial product sales	$16,036	$13,610	$2,426	18%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(6,210)	(5,511)	$699	13%
Net revenue — commercial product sales	9,826	8,099	$1,727	21%
Gross-to-net revenue adjustment percentage	-38.7%	-40.5%
Revenue — collaborations and services	2,166	9,337	$(7,171)	(77%)
Total revenues	$11,992	$17,436	$(5,444)	(31%)

Gross revenue from sales of Afrezza increased by $2.4 million, or 18%, for the three months ended March 31, 2022 compared to the same period in the prior year. The increase reflects wholesaler inventory ordering patterns for the first quarter of 2021, which was adversely impacted as wholesalers decreased inventory levels, and price. The gross-to-net adjustment was 38.7% of gross revenue, or $6.2 million, for the three months ended March 31, 2022, compared to 40.5% of gross revenue, or $5.5 million, for the same period in the prior year. The decrease in the gross-to-net percentage was primarily driven by a decrease in wholesaler distribution fees (as a percentage of gross sales) due to an increased mix of specialty and retail pharmacy sales, a decrease in anticipated product returns, and lower co-pay assistance. As a result, net revenue from sales of Afrezza increased by $1.7 million, or 21%, for the three months ended March 31, 2022 compared to the same period in the prior year.

Net revenue from collaborations and services decreased by $7.2 million, or 77%, for the three months ended March 31, 2022 compared to the same period in the prior year. The decrease in collaborations and services revenue was primarily attributable to the completion of the R&D Services associated with our collaboration with UT. In August 2021, we entered into a commercial supply agreement with UT (the “CSA”). Revenue associated with the CSA is deferred as of March 31, 2022 and will be recognized over the period when commercial product is sold to UT. See Note 8 – Collaboration, Licensing and Other Arrangements.

Commercial product gross profit

The following tables provide a comparison of the commercial product gross profit categories for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Commercial product gross profit:
Net revenue — commercial product sales	$9,826	$8,099	$1,727	21%
Less: cost of goods sold	2,284	4,315	$(2,031)	(47%)
Commercial product gross profit	$7,542	$3,784	$3,758	99%
Gross margin	77%	47%

Commercial product gross profit for the three months ended March 31, 2022 increased by $3.8 million, or 99%, compared to the same period in the prior year. Gross margin for the three months ended March 31, 2022 was 77% compared to 47% for the same period in the prior year. The increase in gross profit and gross margin was attributable to an increase in Afrezza sales as well as a decrease in cost of goods sold. Cost of goods sold decreased by $2.0 million, or 47%, for the three months ended March 31, 2022 compared to the same period in the prior year. The decrease in cost of goods sold was primarily attributable to a decrease of $2.3 million in manufacturing-related spending on Afrezza as a result of the absorption of manufacturing-related costs due to the manufacturing of a second product.

Expenses

The following tables provide a comparison of the expense categories for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Expenses:
Cost of goods sold	$2,284	$4,315	$(2,031)	(47%)
Cost of revenue — collaborations and services	8,714	3,295	$5,419	164%
Research and development	3,536	2,442	$1,094	45%
Selling	12,728	9,620	$3,108	32%
General and administrative	7,969	7,793	$176	2%
Gain on foreign currency translation	(1,983)	(3,838)	$(1,855)	(48%)
Total expenses	$33,248	$23,627	$9,621	41%

Cost of revenue — collaborations and services increased by $5.4 million, or 164%, for the three months ended March 31, 2022 compared to the same period in the prior year. The increase was attributable to an increase in costs for the UT CSA, specifically an increase in manufacturing activities in preparation for supplying commercial product to UT.

Research and development expenses increased by $1.1 million, or 45%, for the three months ended March 31, 2022 compared to the same period in the prior year. The increase was primarily attributable to costs incurred for research and development activities in our product pipeline, including the Phase 1 clinical trial for clofazimine.

Selling expenses increased by $3.1 million, or 32%, for the three months ended March 31, 2022 compared to the same period in the prior year. The increase was primarily attributable to an enhanced primary care physician-focused promotional campaign that began in the fourth quarter of 2021, Afrezza territory restructuring costs, as well as promotional expenses and patient support services expenses to support Afrezza sales growth.

General and administrative expenses increased by $0.2 million, or 2%, for the three months ended March 31, 2022 compared to the same period in the prior year. The increase was primarily attributable to increased stock-based compensation and headcount. This increase was partially offset by lower legal fees and business development expenses.

Under the Insulin Supply Agreement with Amphastar, payment obligations are denominated in Euros. We are required to record the foreign currency translation impact of the U.S. dollar to Euro exchange rate associated with the recognized gain or loss on purchase commitments. The foreign currency translation gain was $2.0 million for the three months ended March 31, 2022 compared to $3.8 million for the same period in the prior year.

Other Income (Expense)

The following tables provide a comparison of the other income (expense) categories for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Interest income	$377	$3	$374	*
Interest expense on financing liability	(2,371)	—	$2,371	*
Interest expense on notes	(2,748)	(6,452)	$(3,704)	(57%)
Other income	—	(276)	$(276)	*
Total other expense	$(4,742)	$(6,725)	$(1,983)	(29%)

_________________________

* Not meaningful

Interest expense on financing liability was $2.4 million for the three months ended March 31, 2022 and represented interest incurred on the Sale Leaseback transaction for our manufacturing facility in Danbury, CT, which closed in the fourth quarter of 2021.

Interest expense on notes decreased by $3.7 million, or 57%, for the three months ended March 31, 2022 compared to the same period in the prior year. The decrease was primarily due to a $3.7 million milestone obligation that was achieved during the first quarter of 2021, partially offset by an increase in interest expense on the Senior convertible notes. See Note 7 — Borrowings.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash, cash equivalents, and investments. Our primary uses of cash include the development of our product pipeline, the manufacturing and marketing of Afrezza, the funding of general and administrative expenses, and interest expense on our financing liability and debt.

To date, we have funded our operations through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from certain collaborations, from borrowings, from sales of Afrezza and the Sale Leaseback transaction.

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

As of March 31, 2022, we had $288.4 million principal amount of outstanding debt, consisting of:

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

In July 2013, we issued Milestone Rights to the Original Milestone Purchasers. The Milestone Rights were subsequently assigned the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $65.0 million of which remains payable upon achievement of such milestones. See Note 13 – Commitments and Contingencies and Note 7 – Borrowings for further information related to the Milestone Rights.

During the three months ended March 31, 2022, we used $18.2 million of cash for our operating activities, which primarily consisted of $16.3 million of selling, general and administrative expenses, $9.0 million of cost of goods sold, $5.1 million of costs for research and development and $3.6 million of cash paid for interest, partially offset by $15.7 million of revenue.

During the three months ended March 31, 2021, we used $12.7 million of cash for our operating activities as a result of our net loss of $12.9 million. The net change in operating asset and liabilities was primarily a result of the recognition of amortization of deferred revenue of $9.0 million, partially offset by an increase in accrued expenses and other current liabilities of $8.3 million.

Cash used in investing activities of $39.5 million for the three months ended March 31, 2022 was primarily due to the purchase of $56.0 million of debt securities and $5.0 million purchase of available-for-sale securities, and $5.1 million purchase of property and equipment, partially offset by the maturity of $26.5 million of debt securities.

Cash used in investing activities of $31.4 million for the three months ended March 31, 2021 was primarily due to the purchase of debt securities.

Cash provided by financing activities of $0.8 million for the three months ended March 31, 2022 was primarily due to proceeds from the market price stock purchase plan of $0.7 million.

Cash provided by financing activities of $225.0 million for the three months ended March 31, 2021 was primarily due to net proceeds from the offering of Senior convertible notes of $222.9 million.

Future Liquidity Needs

We are not currently profitable and have rarely generated positive net cash flow from operations. In addition, we expect to continue to incur significant expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for Afrezza, and development costs for other product candidates in our pipeline. As of March 31, 2022, we had capital resources of $67.2 million in cash and cash equivalents, $95.2 million in short-term investments, $70.5 million in long-term investments, and total principal amount of outstanding borrowings of $288.4 million.

We believe our resources will be sufficient to fund our operations for beyond the next twelve months from the date of issuance of our condensed consolidated financial statements included in Part I – Financial Statements (Unaudited).

Contractual Obligations

See Note 7 – Borrowings and Note 13 – Commitments and Contingencies for a discussion of material changes outside of the ordinary course of business in our contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in the Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under the MidCap credit facility accrues interest at an annual rate equal to the lesser of (i) 8.25% and (ii) the one-month LIBOR (subject to a one-month LIBOR floor of 1.00%) plus 6.25%. Accordingly, our interest expense under the MidCap credit facility is subject to changes in the one-month LIBOR rate. See “Risk Factors--We have a substantial amount of debt, and we may be unable to make required payments of interest and principal as they become due” under Part II, Item 1A of this report for additional information regarding the risks we face related to the planned phase-out of LIBOR.

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

If a change in one-month LIBOR interest rates equal to 10% of the one-month LIBOR interest rates on March 31, 2022 were to have occurred, this change would not have had a material effect on our interest payment obligation.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement with Amphastar. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro. For the three months ended March 31, 2022, we realized a $2.0 million currency gain, which was included in gain on foreign currency translation in the accompanying condensed consolidated statements of operations.

Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on March 31, 2022 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax loss of approximately $7.9 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and our Chief Financial Officer have concluded, as of such date, that our disclosure controls and procedures were effective.

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

•	We may not be successful in our efforts to develop and commercialize our product candidates.
•	We have a history of operating losses. We expect to incur losses in the future and we may not generate positive cash flow from operations in the future.
•	We have a substantial amount of debt, and we may be unable to make required payments of interest and principal as they become due.
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

•	Unstable market, economic and geo-political conditions may have serious adverse consequences on our business, financial condition and stock price.

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

We may need to raise additional capital to fund our operations.*

As of March 31, 2022, we had cash and cash equivalents of $67.2 million, short-term investments of $95.2 million and long-term investments of $70.5 million, and we had $288.4 million principal amount of outstanding debt. We may need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities, including the commercialization of Afrezza and the development of our product candidates. It may be difficult for us to raise additional funds on favorable terms, or at all. The extent of our additional funding requirements will depend on a number of factors, including:

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

We have raised capital in the past through the sale of equity and debt securities and we may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities including asset-based borrowings. There can be no assurances, however, that we will be able to raise additional capital in the future on acceptable terms, or at all. In addition, the ongoing COVID-19 pandemic continues to have the potential for disruption of global financial markets. Similarly, the current Russia-Ukraine conflict has created extreme volatility in the global capital markets as well as other global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility or disruption, if sustained or recurrent, could prevent us or make it more difficult for us to access capital.

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

Sales and demand for Afrezza have been adversely affected by the COVID-19 pandemic, and we expect this trend to continue for at least the near term. Although our sales representatives are conducting in-person sales calls to the extent permitted by state and local public health authorities and by the policies of individual healthcare providers that they interact with, they have not fully returned to conducting in-person office visits with healthcare providers, which impacts their productivity. Disruptions in the prescription volume of Afrezza could also occur:

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

In addition, our ongoing or planned clinical trials of Afrezza or those conducted by Cipla or our other regional partners may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 would adversely impact our clinical trial operations.

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

We may not be successful in our efforts to develop and commercialize our product candidates.*

Other than Tyvaso DPI, which we licensed to UT, we have sought to develop our product candidates through our internal research programs. All of our product candidates will require additional research and development and, in some cases, significant preclinical, clinical and other testing prior to seeking regulatory approval to market them. Accordingly, these product candidates will not be commercially available for a number of years, if at all. Further research and development on these programs will require significant financial resources. Given our limited financial resources, our need to support the launch preparations of Tyvaso DPI and our ongoing attention on the development and commercialization of Afrezza, we may not be able to advance these programs into clinical development unless we are able to obtain specific funding for these programs or enter into collaborations with third parties.

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

We have a history of operating losses. We expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

We are not currently profitable and have rarely generated positive net cash flow from operations. As of March 31, 2022, we had an accumulated deficit of $3.2 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of Afrezza and advance product candidates in our pipeline. In addition, under our Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin through 2027. As of March 31, 2022, there was $79.3 million remaining in aggregate purchase commitments under this agreement. We may not have the necessary capital resources to service this contractual commitment.

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

We have a substantial amount of debt, and we may be unable to make required payments of interest and principal as they become due.*

The notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q provide details about our various debt obligations. As of March 31, 2022, we had $288.4 million principal amount of outstanding debt, consisting of:

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

•

disruptions caused by geopolitical conflicts (such as the Russia-Ukraine conflict), man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic.

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

If product liability claims are brought against us, we may incur significant liabilities and suffer damage to our reputation.*

The testing, manufacturing, marketing and sales of Afrezza and any clinical testing of our product candidates expose us to potential product liability claims. A product liability claim may result in substantial judgments as well as consume significant financial and management resources and result in adverse publicity, decreased demand for a product, injury to our reputation, withdrawal of clinical studies volunteers and loss of revenues. We currently carry worldwide product liability insurance in the amount of $10.0 million as well as an errors and omissions policy in the amount of $1.0 million. Our insurance coverage may not be adequate to satisfy any liability that may arise, and because insurance coverage in our industry can be very expensive and difficult to obtain, we cannot assure you that we will seek to obtain, or be able to obtain if desired, sufficient additional coverage. If losses from such claims exceed our liability insurance coverage, we may incur substantial liabilities that we may not have the resources to pay. If we are required to pay a product liability claim our business, financial condition and results of operations would be harmed and the market price of our common stock and other securities may decline.

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

As of December 31, 2021, we had federal and state net operating loss carryforwards of $2.2 billion and $1.3 billion, respectively, which we assess annually. A portion of our federal and state net operating loss carryforwards have begun to expire. Net operating loss carryforwards that expire unused will be unavailable to offset future income tax liabilities. Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. As a result of our initial public offering, an ownership change within the meaning of Section 382 occurred in August 2004. As a result, federal net operating loss and credit carry forwards of approximately $216.0 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year, can be utilized in future years in addition to the Section 382 limitation for those years. We have completed a Section 382 analysis beginning from the date of our initial public offering through December 31, 2021, to determine whether additional limitations may be placed on our net operating loss carryforwards and other tax attributes, and no additional changes in ownership that met the Section 382 ownership change threshold were identified through December 31, 2021. There is a risk that changes in ownership may occur in tax years after December 31, 2021. If a change in ownership were to occur, our net operating loss carryforwards and other tax attributes could be further limited or restricted. If an ownership change were to occur and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.*

At least for the foreseeable future, we expect that our manufacturing facility in Connecticut will be the sole location for the manufacturing of Afrezza and Tyvaso DPI. This facility and the manufacturing equipment we use would be costly to replace and could require substantial lead-time to repair or replace. We depend on our facilities and on collaborators, contractors and vendors for the continued operation of our business, some of whom are located in other countries. Natural disasters or other catastrophic events, including interruptions in the supply of natural resources, political and governmental changes, severe weather conditions, public health pandemics or epidemics (including, for example, the ongoing COVID-19 pandemic), wars, conflicts (including the current Russia-Ukraine conflict), wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, volcanic eruptions, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. We might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs or cause interruptions in our commercialization of Afrezza.

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

When we purchased our facility in Connecticut in 2001, a soil and groundwater investigation and remediation was being conducted by a former site operator (a “responsible party”) under the oversight of the Connecticut Department of Energy & Environmental Protection (formerly the Connecticut Department of Environmental Protection), which investigation and remediation is ongoing. The former site operator and responsible party will make further filings necessary to achieve closure for the environmental investigation and remediation it has conducted at the site, and has agreed to indemnify us for any future costs and expenses we may incur that are directly related to its prior operations at the facility. If we are unable to collect these future costs and expenses, if any, from the responsible party, our business, financial condition and results of operations may be harmed. When we sold a portion of the property upon which our facility is located to the entity that is now our landlord, we became an additional responsible party for any environmental investigation and remediation on that portion of the property, including with respect to investigation or remediation that may be required as a result of our activities since 2001. To date, we have not identified any material environmental investigation or remediation activities that we are required to perform.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.*

We, and third parties acting on our behalf, employ and are increasingly dependent upon information technology systems, infrastructure, applications, websites and other resources. Our business requires collecting, manipulating, analyzing, storing and otherwise processing large amounts of data, including proprietary data, sensitive data, personal data and other confidential information. In addition, we rely on an enterprise software system to operate and manage our business. Our business, including our ability to manufacture drug products and conduct clinical trials, therefore depends on the continuous, effective, reliable and secure operation of our information technology resources and those of third parties acting on our behalf, including computer hardware, software, networks, Internet servers and related infrastructure.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products) or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our workforce which works remotely at least part of the time pose increased risks to our information technology systems and data, as our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

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

The manufacture, marketing and sale of drug product are subject to stringent and ongoing government regulation. The FDA may also withdraw product approvals if problems concerning the safety or efficacy of a product appear following approval. We cannot be sure that FDA and United States Congressional initiatives or actions by foreign regulatory bodies pertaining to ensuring the safety of marketed drugs or other developments pertaining to the pharmaceutical industry will not adversely affect our operations.

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

The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:

•	our ability to obtain marketing approval for Afrezza outside of the United States and to find collaboration partners for the commercialization of Afrezza in foreign jurisdictions;

•	future estimates of Afrezza sales, Tyvaso DPI royalties, prescriptions or other operating metrics;

•	our ability to successfully commercialize other products (in addition to Afrezza) based on our Technosphere drug delivery platform;

•	the progress of preclinical and clinical studies of our product candidates and of post-approval studies of Afrezza required by the FDA;

•	the results of preclinical and clinical studies of our product candidates;

•	general economic, political or stock market conditions, especially for emerging growth and pharmaceutical market sectors;

•	geopolitical events, such as the current Russia-Ukraine conflict;

•	legislative developments;

•	disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic;

•	changes in the structure of the healthcare payment systems;

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

The future sale of our common stock or the exchange or conversion of our convertible debt into common stock could negatively affect the market price of our common stock and other securities.*

As of April 29, 2022, we had 252,565,400 shares of common stock outstanding. All of these shares are available for public sale, subject in some cases to volume and other limitations. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise, the issuance of additional shares of our common stock upon the exchange or conversion of the Mann Group promissory notes, or the Senior convertible notes, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

Unstable market, economic and geo-political conditions may have serious adverse consequences on our business, financial condition and stock price.*

The global credit and financial markets have experienced extreme volatility and disruptions in the past.  These disruptions can result in severely diminished liquidity and credit availability, increase in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of corporate and government bonds could also be adversely impacted. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.

Other international and geo-political events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.*

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. For instance, the SEC has recently proposed climate change and ESG reporting requirements, which, if approved, would significantly increase our costs. We currently do not report our environmental emissions, and lack of reporting or future reporting could result in certain investors from declining to invest in our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

In April 2022, the Company extended its office lease with Russell Ranch Road II LLC for an additional 66 months, commencing February 2023. Pursuant to the extension, the Company will pay monthly payments of $79,543, subject to 3% annual increases, plus the estimated cost of maintaining the property and common areas by the landlord. The Company will receive a credit for up to 14 months of rent from February 2023 through March 2024 as well as an allowance for tenant alterations.

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

4.9

Form of Global Note, representing MannKind Corporation’s 2.50% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.15) (incorporated by reference to Exhibit 4.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on March 5, 2021).

10.1	Amendment No. 1 to Office Lease, dated April 8, 2022, between MannKind Corporation and Russell Ranch Road II LLC.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description of Document

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

Dated: May 5, 2022	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ STEVEN B. BINDER
Steven B. Binder
Chief Financial Officer (Principal Financial and Accounting Officer)