Form 10-Q
period 2022-06-30
MANNKIND CORP
filed 2022-08-09
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, there were 257,338,259 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2022

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$35,507	$124,184
Short-term investments	118,649	79,932
Accounts receivable, net	15,030	4,739
Inventory	20,573	7,152
Prepaid expenses and other current assets	3,717	3,482
Total current assets	193,476	219,489
Property and equipment, net	37,918	36,612
Goodwill	2,900	—
Other intangible asset	1,400	—
Long-term investments	32,596	56,619
Other assets	17,507	8,441
Total assets	$285,797	$321,161

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$7,823	$6,956
Accrued expenses and other current liabilities	33,184	27,419
Financing liability — current	9,470	6,977
Deferred revenue — current	1,667	827
Recognized loss on purchase commitments — current	7,420	6,170
Total current liabilities	59,564	48,349
Senior convertible notes	224,670	223,944
Midcap credit facility	39,047	38,833
Mann Group convertible note	8,829	18,425
Accrued interest — promissory notes	86	404
Financing liability — long term	94,447	93,525
Recognized loss on purchase commitments — long term	65,996	76,659
Operating lease liability	5,928	1,040
Deferred revenue — long term	29,762	19,543
Milestone liabilities	4,524	4,838
Deposits from customer	—	4,950
Total liabilities	532,853	530,510
Commitments and contingencies (Note 15)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value - 400,000,000 shares authorized, 257,276,847 and 251,477,562 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2,573	2,515
Additional paid-in capital	2,936,667	2,918,205
Accumulated other comprehensive loss	(1,206)	—
Accumulated deficit	(3,185,090)	(3,130,069)
Total stockholders' deficit	(247,056)	(209,349)
Total liabilities and stockholders' deficit	$285,797	$321,161

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Net revenue — commercial product sales	$12,722	$9,976	$22,548	$18,075
Revenue — collaborations and services	5,868	13,304	8,034	22,641
Royalties	304	—	304	—
Total revenues	18,894	23,280	30,886	40,716
Expenses:
Cost of goods sold	4,617	4,411	6,901	8,726
Cost of revenue — collaborations and services	8,298	5,515	17,012	8,810
Research and development	4,893	2,329	8,429	4,771
Selling, general and administrative	26,043	20,056	46,740	37,469
(Gain) loss on foreign currency translation	(4,503)	903	(6,486)	(2,935)
Loss on purchase commitments	—	339	—	339
Total expenses	39,348	33,553	72,596	57,180
Loss from operations	(20,454)	(10,273)	(41,710)	(16,464)
Other (expense) income:
Interest income, net	516	25	893	28
Interest expense on financing liability	(2,443)	—	(4,814)	—
Interest expense on notes	(6,642)	(3,180)	(9,390)	(9,632)
Loss on extinguishment of debt, net	—	(22,130)	—	(22,130)
Other expense	—	35	—	(241)
Total other expense	(8,569)	(25,250)	(13,311)	(31,975)
Loss before provision for income taxes	(29,023)	(35,523)	(55,021)	(48,439)
Provision for income taxes	—	—	—	—
Net loss	$(29,023)	$(35,523)	$(55,021)	$(48,439)
Net loss per share - basic and diluted	$(0.11)	$(0.14)	$(0.22)	$(0.20)
Shares used to compute net loss per share - basic and diluted	253,644	249,295	252,775	247,970

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(29,023)	$(35,523)	$(55,021)	$(48,439)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(130)	—	(1,206)	—
Comprehensive loss	$(29,153)	$(35,523)	$(56,227)	$(48,439)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Total
BALANCE, JANUARY 1, 2021	242,118	$2,421	$2,866,303	$—	$(3,049,143)	$(180,419)
Net issuance of common stock associated with stock options and restricted stock units	390	4	393	—	—	397
Issuance of common stock under Employee Stock Purchase Plan	293	3	387	—	—	390
Stock-based compensation expense	—	—	1,935	—	—	1,935
Issuance of common stock pursuant to conversion of the Mann Group convertible note	3,830	38	9,535	—	—	9,573
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	170	2	425	—	—	427
Issuance of common stock pursuant to conversion of the 2024 convertible notes	1,667	17	4,983	—	—	5,000
Issuance of common stock pursuant to payoff of the 2024 convertible note interest	27	—	143	—	—	143
Issuance of at-the-market placement	578	6	1,880	—	—	1,886
Issuance costs associated with at-the- market placement	—	—	(38)	—	—	(38)
Net loss	—	—	—	—	(12,916)	(12,916)
BALANCE, MARCH 31, 2021	249,073	$2,491	$2,885,946	$—	$(3,062,059)	$(173,622)
Net issuance of common stock associated with stock options and restricted stock units	520	5	(550)	—	—	(545)
Stock-based compensation expense	—	—	3,926	—	—	3,926
Premium on Mann Group convertible note	—	—	22,107	—	—	22,107
Issuance of common stock from market price stock purchase	25	—	106	—	—	106
Net loss	—	—	—	—	(35,523)	(35,523)
BALANCE, JUNE 30, 2021	249,618	$2,496	$2,911,535	$—	$(3,097,582)	$(183,551)

	Common Stock		Additional Paid-In	Accumulated Other	Accumulated
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Total
BALANCE, JANUARY 1, 2022	251,478	$2,515	$2,918,205	$—	$(3,130,069)	$(209,349)
Net issuance of common stock associated with stock options and restricted stock units	450	4	125	—	—	129
Issuance of common stock under Employee Stock Purchase Plan	233	2	738	—	—	740
Stock-based compensation expense	—	—	2,806	—	—	2,806
Issuance of common stock from market price stock purchase plan	252	3	681	—	—	684
Cumulative loss on available-for-sale securities	—	—	—	(1,076)	—	(1,076)
Net loss	—	—	—	—	(25,998)	(25,998)
BALANCE, MARCH 31, 2022	252,413	$2,524	$2,922,555	$(1,076)	$(3,156,067)	$(232,064)
Issuance of common stock pursuant to conversion of Mann Group convertible note	3,838	39	9,557	—	—	9,596
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	193	2	518	—	—	520
Net issuance of common stock associated with stock options and restricted stock units	833	8	(385)	—	—	(377)
Stock-based compensation expense	—	—	4,422	—	—	4,422
Cumulative loss on available-for-sale securities	—	—	—	(130)	—	(130)
Net loss	—	—	—	—	(29,023)	(29,023)
BALANCE, JUNE 30, 2022	257,277	$2,573	$2,936,667	$(1,206)	$(3,185,090)	$(247,056)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,021)	$(48,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,228	5,861
Interest expense on financing liability	4,814	—
Interest on milestone payment	3,912	3,663
Depreciation and amortization	2,735	1,671
Amortization of right-of-use assets	2,331	668
Interest expense on promissory notes	202	1,398
Gain on foreign currency translation	(6,486)	(2,935)
Write-off of inventory	451	—
Loss on extinguishment of debt	—	22,130
Changes in operating assets and liabilities:
Accounts receivable, net	(10,036)	(2,087)
Inventory	(2,720)	(2,509)
Prepaid expenses and other current assets	(235)	(502)
Other assets	(441)	(202)
Accounts payable	867	1,904
Accrued expenses and other current liabilities	(134)	3,215
Deferred revenue	11,059	(13,222)
Operating lease liabilities	(2,441)	(1,554)
Recognized loss on purchase commitments	(2,928)	(3,636)
Accrued interest on Mann Group promissory notes	—	(4,919)
Customer deposits	(3,387)	5,317
Net cash used in operating activities	(50,230)	(34,178)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of debt securities	53,307	—
Purchase of debt securities	(68,470)	(138,920)
Acquisition of V-Go	(15,099)	—
Purchase of available-for-sale securities	(5,000)	(3,000)
Purchase of property and equipment	(2,222)	(2,030)
Net cash used in investing activities	(37,484)	(143,950)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on financing liability	(1,399)	—
Proceeds from market price stock purchase plan	684	106
Payment of employment taxes related to vested restricted stock units and exercise of stock options	(248)	(148)
Proceeds from the Senior convertible notes	—	230,000
Issuance costs associated with Senior convertible notes	—	(7,268)
Principal payments on Mann Group promissory notes	—	(35,051)
Payment of MidCap credit facility	—	(10,000)
Payment of MidCap credit facility prepayment penalty	—	(1,000)
Milestone payment	—	(5,000)
Proceeds from at-the-market offering	—	1,886
Issuance costs associated with at-the-market offering	—	(38)
Net cash (used in) provided by financing activities	(963)	173,487
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(88,677)	(4,641)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	124,184	67,163
CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,507	$62,522
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash	$4,341	$6,717
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of investments from long-term to current	52,236	—
Payments on debt and interest through common stock issuance	10,116	15,143
Modification of operating leases	3,794	—
Addition of right-of-use asset	1,812	—
UT owned property and equipment	1,563	—
Non-cash construction in progress and property and equipment	916	1,183
Common stock issuance to settle employee stock purchase plan liability	740	390
Contingent milestone liability	610	—
Premium on Mann Group convertible note	—	22,107

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2022 may not be indicative of the results that may be expected for the full year.

Financial Statement Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates or assumptions. Management considers many factors in selecting appropriate financial accounting policies, and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. In addition, the ongoing COVID-19 pandemic has increased the level of judgment used by management in developing these estimates and assumptions, particularly given that the ultimate impact of the COVID-19 pandemic is uncertain and subject to change. These effects could have a material impact on the estimates and assumptions used in the preparation of the condensed consolidated financial statements. The more significant estimates include revenue recognition, including gross-to-net adjustments, stand-alone selling price considerations for recognition of collaboration revenue, assessing long-lived assets for impairment, clinical trial expenses, inventory costing and recoverability, recognized loss on purchase commitment, milestone rights liability, stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets.

Business — MannKind focuses on the development and commercialization of therapeutic products for patients with endocrine and orphan lung diseases. The Company is currently commercializing Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, and the V-Go wearable insulin delivery device, which provides continuous subcutaneous infusion of insulin in adults that require insulin. The Company also collaborates with third parties to formulate their drugs on the Company’s Technosphere drug delivery platform. In May 2022, the Company’s partner, United Therapeutics Corporation (“United Therapeutics” or “UT”), received approval from the U.S. Food and Drug Administration (“FDA”) for Tyvaso DPI (treprostinil) inhalation powder, which is indicated for the treatment of pulmonary arterial hypertension and for the treatment of pulmonary hypertension associated with interstitial lung disease. UT began commercializing Tyvaso DPI in June 2022 and is obligated to pay the Company a royalty on net sales of the product. The Company also receives a margin on supplies of Tyvaso DPI that it manufactures for UT.

Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with GAAP.

The Company is not currently profitable and has rarely generated positive net cash flow from operations. In addition, the Company expects to continue to incur significant expenditures for the foreseeable future in support of its manufacturing operations, sales and marketing costs for its diabetes products, and development of other product candidates in the Company’s pipeline. As of June 30, 2022, the Company had capital resources of $35.5 million in cash and cash equivalents, $118.6 million in short-term investments, $32.6 million in long-term investments, an accumulated deficit of $3.2 billion and $278.8 million of total principal amount of outstanding borrowings.

In August 2019, MannKind and its wholly owned subsidiary, MannKind LLC, entered into a credit and security agreement with MidCap Financial Trust (as amended, the “MidCap Credit Facility”). The MidCap Credit Facility currently provides a secured term loan facility with a potential aggregate principal amount of up to $100.0 million, with a balance of $40.0 million borrowed as of June 30, 2022. The final $60.0 million tranche became available through June 30, 2022 after the Tyvaso DPI approval by the FDA.  The Company did not exercise its right to borrow the final tranche. See Note 9 – Borrowings. In March 2021, the Company issued $230.0 million of 2.50% convertible senior notes due 2026 (the “Senior convertible notes”) to provide additional operating capital and pay down higher cost debt.

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

Revenue Recognition – Net Revenue – Commercial Product Sales – The Company sells its products to a limited number of wholesale distributors, specialty and retail pharmacies, and durable medical equipment suppliers (“DME”) in the U.S. (collectively, its “Customers”). Wholesale distributors subsequently resell the Company’s products to retail pharmacies and certain medical centers or hospitals. Specialty and retail pharmacies sell directly to patients. In addition to distribution agreements with Customers, the Company enters into arrangements with payers that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.

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

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analysis also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of June 30, 2022 and, therefore, the transaction price was not reduced further during the six months ended June 30, 2022. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net revenue — commercial product sales and earnings in the period such variances become known.

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

Provider Chargebacks and Discounts — Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase products from the Company. Customers charge the Company for the difference between what they pay for products and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is recorded in accrued expenses and other current liabilities. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by Customers, and the Company generally issues credits for such amounts within a few weeks of the Customer’s notification to the Company of the resale. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at each reporting period-end that the Company expects will be sold to qualified healthcare providers, and chargebacks that Customers have claimed, but for which the Company has not yet issued a credit.

Government Rebates — The Company is subject to discount obligations under Medicare and state Medicaid programs. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses and other current liabilities. Estimates around Medicaid have historically required significant judgment due to timing lags in receiving invoices for claims from states. For Afrezza, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for products that have been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period. The Company’s estimates include consideration of historical claims experience, payer channel mix, current contract prices, unbilled claims, claim submission time lags and inventory in the distribution channel.

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

Other Incentives — Other incentives which the Company offers include voluntary patient support programs, such as the Company's co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with products that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses and other current liabilities.

Revenue Recognition — Revenue — Collaborations and Services — The Company enters into licensing, research or other agreements under which the Company licenses certain rights to its product candidates to third parties, conducts research or provides other services to third parties. The terms of these arrangements may include but are not limited to payment to the Company of one or more of the following: up-front license fees; development, regulatory, and commercial milestone payments; payments for manufacturing commercial and clinical supply services the Company provides; and royalties on net sales of licensed products and sublicenses of the rights. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment such as determining the performance obligation in the contract and determining the stand-alone selling price for each performance obligation identified in the contract. With respect to our significant collaboration and service agreement with UT that includes a long-term commercial supply agreement (as amended, the “CSA”), we have identified three distinct performance obligations: (1) the license, supply of product to be used in clinical development, and continued development and approval support for Tyvaso DPI (“R&D Services and License”); (2) development activities for the next generation of the product (“Next-Gen R&D Services”); and (3) a material right associated with future commercial manufacturing and supply of product (“Manufacturing Services”). Pre-production activities under the CSA, such as facility expansion services and other administrative services, were considered bundled services under the Manufacturing Services performance obligation as required by ASC 606. Following the FDA’s approval of Tyvaso DPI, UT began issuing purchase orders for the supply of product, which represent distinct contracts and performance obligations under ASC 606.  Revenue is recognized for the supply of product at a point in time, once control is transferred to UT. See Note 10 – Collaboration, Licensing and Other Arrangements.

If an arrangement has multiple performance obligations, the allocation of the transaction price is determined from observable market inputs, and the Company uses key assumptions to determine the stand-alone selling price, which may include development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. Revenue is recognized based on the measurement of progress as the performance obligation is satisfied and consideration received that does not meet the requirements to satisfy the revenue recognition criteria is recorded as deferred revenue. Current deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that the Company expects will not be recognized within the next 12 months are classified as long-term deferred revenue. For further information, see Note 10 – Collaboration, Licensing and Other Arrangements.

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

The Company’s net revenue and cost of revenue and goods sold as shown on the condensed consolidated statement of operations is comprised of revenue generated from product sales, services and royalties as shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue (in thousands)
Product sales(1)	$17,417	$9,976	$28,427	$18,075
Services(2)	1,173	13,304	2,155	22,641
Royalties(3)	304	—	304	—
Total net revenue	$18,894	$23,280	$30,886	$40,716

_________________________

(1)	Amounts represent the sales of Afrezza and V-Go to wholesalers and specialty pharmacies and Tyvaso DPI to UT.
(2)

Amounts represent revenue generated from our collaboration arrangements, including Next-Gen R&D Services (as defined in Note 10) for UT as well as arrangements with other collaboration partners.  See Note 10 – Collaboration, Licensing and Other Arrangements.

(3)	Amounts represent royalties on UT’s net sales of Tyvaso DPI.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue and goods sold (in thousands)
Product sales	$12,481	$4,411	$22,967	$8,726
Services	434	5,515	946	8,810
Total cost of revenue and goods sold	$12,915	$9,926	$23,913	$17,536

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

Cash and Cash Equivalents — The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of June 30, 2022 and December 31, 2021, cash equivalents were comprised of money market funds, corporate bonds and commercial paper accounts with original maturities less than 90 days from the date of purchase.

Held-to-Maturity Investments — The Company’s investments generally consist of commercial paper, corporate notes or bonds and U.S. Treasury securities. As of June 30, 2022, the Company held short-term and long-term investments of debt securities, including commercial paper and bonds. The Company assesses whether it has any intention to sell the investment before maturity, whether any declines in fair value are the result of credit losses, as well as whether there were other-than-temporary impairments associated with the available for sale investment. The Company intends to hold its investments until maturity; therefore, these investments are stated at amortized cost. The investments with maturities less than 12 months are included in short-term investments and investments with maturities in excess of twelve months are included in long-term investments in the condensed consolidated balance sheets. The amortization or accretion of the Company’s investments is recognized as interest income in the condensed consolidated statements of operations.

Available-for-Sale Investment — In June 2021, the Company purchased a $3.0 million convertible promissory note (the “Thirona convertible note”) issued by Thirona Bio, Inc. (“Thirona”).  In January 2022, the Company purchased an additional $5.0 million convertible promissory note issued by Thirona. Unless earlier converted into conversion shares pursuant to the note purchase agreement, the principal and accrued interest shall be due and payable by Thirona on demand by the Company at any time after the maturity date of December 31, 2023. Interest accrues at a rate of 6% per annum. The Thirona convertible notes are general unsecured obligations of Thirona. The Thirona convertible notes are classified as available-for-sale securities and are included in other assets in the condensed consolidated balance sheet. Available-for-sale investments are subsequently measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company assesses whether it has any intention to sell the investment, determines fair value of its available-for-sale investments using level 3 inputs as well as assesses whether there were other-than-temporary impairments associated with the available-for-sale investment. In June 2021, the Company and Thirona also entered into a collaboration agreement to develop a compound for the treatment of fibrotic lung diseases. See Note 10– Collaboration, Licensing and Other Arrangements for additional information.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and investments. Cash and cash equivalents are held in high credit quality institutions. Cash equivalents consist of interest-bearing money market funds and U.S. Treasury securities with maturities less than 90 days. Investments generally consist of commercial paper, corporate notes or bonds and U.S. Treasury securities. The cash equivalents and investments are regularly monitored by management.

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

Inventories — Inventories are stated at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method. The Company capitalizes inventory costs associated with the Company’s products based on management’s judgment that future economic benefits are expected to be realized; otherwise, such costs are expensed as incurred as cost of goods sold. The Company uses a contract manufacturing organization outside of the U.S. for certain stages of inventory.

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

Acquisitions — The Company first determines whether a set of assets acquired constitute a business and should be accounted for as a business combination. If the assets acquired do not constitute a business, the Company accounts for the transaction as an asset acquisition. Business combinations are accounted for by means of the acquisition method of accounting. Under the acquisition method, assets acquired, including in-process research and development (“IPR&D”) projects, and liabilities assumed are recorded at their respective fair values as of the acquisition date in the Company’s consolidated financial statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with a business combination (including the assumption of an acquiree’s liability arising from an acquisition it consummated prior to the Company’s acquisition) are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies have been resolved. The resulting changes in fair values are recorded in earnings. In contrast, asset acquisitions are accounted for by using a cost accumulation and allocation model. Under this model, the cost of the acquisition is allocated to the assets acquired and liabilities assumed. IPR&D projects with no alternative future use are recorded in R&D expense upon acquisition, and contingent consideration obligations incurred in connection with an asset acquisition are recorded when it is probable that they will occur and they can be reasonably estimated. See Note 2 – Acquisition.

Goodwill and Other Intangible Assets – The fair value of acquired intangible assets is determined using an income-based approach referred to as the excess earnings method utilizing Level 3 fair value inputs. Market participant valuations assume a global view considering all potential jurisdictions and indications based on discounted after-tax cash flow projections, risk adjusted for estimated probability of technical and regulatory success.

The Company will test for impairment annually on a reporting unit basis, at the beginning of the Company’s fourth fiscal quarter and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. To the extent the carrying amount of a reporting unit is less than its estimated fair value, an impairment charge will be recorded.

Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful life. Estimated useful lives are determined considering the period assets are expected to contribute to future cash flows. Finite-lived intangible assets are tested for impairment when facts or circumstances suggest that the carrying value of the asset may not be recoverable. If the carrying value exceeds the projected undiscounted pretax cash flows of the intangible asset, an impairment loss equal to the excess of the carrying value over the estimated fair value (discounted after-tax cash flows) is recognized.

Recognized Loss on Purchase Commitments — The Company assesses whether losses on long-term purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for the future purchases are recognized unless recoverable. When making the assessment, the Company also considers whether it is able to renegotiate with its vendors. The recognized loss on purchase commitments is reduced as inventory items are received. If, subsequent to an accrual, a purchase commitment is successfully renegotiated, the gain is recognized in the Company’s condensed consolidated statements of operations. The liability balance of the recognized loss on insulin purchase commitments as of June 30, 2022 and December 31, 2021 was $73.4 million and $82.8 million, respectively. No new contracts were identified in 2021 or in the first six months of 2022 that required a new loss on purchase commitment accrual.

Milestone Rights Liability — In July 2013, in conjunction with the execution of a (now repaid) loan agreement with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”), the Company entered into a Milestone Rights Purchase Agreement (the “Milestone Rights Agreement”) pursuant to which the Company issued certain  milestone rights to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (the “Original Milestone Purchasers”). The foregoing milestone rights provided the Original Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $65.0 million of which remains payable upon achievement of such milestones (collectively, the “Milestone Rights”). In December 2021, the Milestone Rights were purchased by Barings Global Special Situations Credit Fund 4 (Delaware), L.P. and Barings Global Special Situations Credit 4 (LUX) S.ar.l. (together the “Milestone Purchasers”). As a result, the Milestone Purchasers have assumed the obligations of the Original Milestone Purchasers and is now entitled to all rights under the Milestone Rights Agreement. As of June 30, 2022, $65.0 million remained payable pursuant to the Milestone Rights Agreement upon achievement of Afrezza net sales milestones with $5.0 million included in accrued expenses and other current liabilities in our condensed consolidated balance sheets, which will be paid in the third quarter of 2022.

The initial fair value estimate of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones and discounted to present value using a selected market discount rate. The expected timing and probability of achieving the milestones was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. The Milestone Rights liability will be remeasured as the specified milestone events are achieved. Specifically, as each milestone event is achieved, the portion of the initially recorded Milestone Rights liability that pertains to the milestone event being achieved, will be remeasured to the amount of the specified related milestone payment. The resulting change in the balance of the Milestone Rights liability due to remeasurement will be recorded in the Company’s condensed consolidated statements of operations as interest expense. Furthermore, the Milestone Rights liability will be reduced upon the settlement of each milestone payment. As a result, each milestone payment would be effectively allocated between a reduction of the recorded Milestone Rights liability and an expense representing a return on a portion of the Milestone Rights liability paid to the investor for the achievement of the related milestone event (see Note 9 – Borrowings).

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

2. Acquisition

On May 17, 2022, the Company entered into an Asset Purchase Agreement (the “APA”) to purchase from Zealand Pharma A/S and Zealand Pharma US, Inc. (together “Zealand”) certain assets and assume certain liabilities associated with the V-Go wearable insulin delivery device. The transaction closed on May 31, 2022 (the “Acquisition Date”).

Under the terms of the APA, the Company paid up-front consideration of $15.1 million for certain assets and assumed liabilities related to V-Go. In addition, the Company will be obligated to make one-time, sales-based milestone payments to Zealand totaling up to a maximum of $10.0 million upon the achievement of specified annual revenue milestones between $40 million and $100 million.

The total preliminary purchase consideration for V-Go was as follows (in thousands):

Fair value of consideration:	Amount
Cash consideration	$15,099
Fair value of contingent consideration	610
Total	$15,709

The transaction was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed to be recognized at their respective fair values as of the acquisition date. The excess of the purchase price over those fair values was recorded as goodwill, which will be amortized over a period of 15 years for tax purposes. The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates to reflect the risk inherent in the future cash flows. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as the Company finalizes its purchase price accounting. The significant items for which a final fair value has not been determined include, but are not limited to the valuation of the intangible asset and assumed liabilities for rebates and return reserves. The Company does not expect its fair value determinations to materially change; however, there may be differences between the amounts recorded at the Acquisition Date and the final fair value analysis, which is expected to be complete no later than the second quarter of 2023.

The information below reflects the preliminary amounts of identifiable assets acquired and liabilities assumed as of the Acquisition Date (in thousands):

Amount
Assets:
Inventory	$11,152
Property and equipment	2,888
Goodwill	2,900
Intangible asset - Developed technology	1,400
Operating lease right-of-use assets	1,812
Total assets	20,152
Liabilities:
Liabilities assumed	2,631
Operating lease liability	1,812
Total liabilities	4,443
Net assets acquired	$15,709

Inventory of $11.2 million consisted of raw materials, semi-finished goods and finished goods. The fair value of the inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin, which are level 3 inputs not observable in the market. Property and equipment and assumed liabilities were recorded at their carrying amounts which were deemed to approximate their fair values based on level 3 unobservable inputs. The fair values of the right-of-use assets and lease liabilities for assumed operating leases were assessed in accordance with ASC Topic 842, Leases, based on discounted cash flow from lease payments, utilizing the Company’s incremental borrowing rate of 7.25%.

The fair value of the intangible asset was determined by applying the income approach based on significant level 3 unobservable inputs. The income approach estimates fair value based on the present value of cash flow that the assets could be expected to generate in the future. We developed internal estimates for expected cash flows in the present value calculation using inputs and significant assumptions that include historical revenues and earnings, long-term growth rate, discount rate, contributory asset charges and future tax rates, among others.

The fair value of the contingent milestone liability was estimated using the Monte Carlo simulation method for the calculation of the potential payment and the Geometric Brownian Motion forecasting model to estimate the underlying revenue. Market based inputs and other level 3 inputs were used to forecast future revenue. The key inputs used included a risk-free rate of 2.95%, dividend yield of 0%, volatility of 65%, period of 15 years and credit risk of 12%.

The Company incurred acquisition-related costs of approximately $0.2 million for the three months ended June 30, 2022.

Supplemental Pro Forma Information (unaudited)

Net revenue for the three and six months ended June 30, 2022 was $2.1 million and loss from operations for the three and six months ended June 30, 2022 was $0.3 million since the Acquisition Date. The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition had occurred on January 1, 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$24,992	$28,711	$43,082	$51,841
Net loss	(28,763)	(35,548)	(54,505)	(48,778)

Net loss per share - basic and diluted	$(0.11)	$(0.14)	$(0.22)	$(0.20)

These pro forma amounts have been calculated by applying the Company’s accounting policies assuming transaction costs had been incurred beginning January 1, 2021. The Company did not have any other material nonrecurring pro forma adjustments directly attributable to the acquisition included in the reported pro forma revenue and loss.

3. Investments

Held-to-Maturity Investments — Investments consist of highly liquid investments that are intended to facilitate liquidity and capital preservation. As of June 30, 2022, the Company held $118.6 million of short-term investments and $32.6 million of long-term investments. As of December 31, 2021, the Company held $79.9 million of short-term investments and $56.6 million of long-term investments. For the three and six months ended June 30, 2022, the Company recognized $0.5 million and $0.9 million of interest income on investments and $0.2 million and $0.5 million of amortization on certain investments. The interest income net of amortization on investments is reflected as interest income, net on the condensed consolidated statement of operations. For the three and six months ended June 30, 2021, the Company recognized a de minimis amount of interest income on investments. No allowance for credit losses on held-to-maturity securities was required as of June 30, 2022.

Available-for-Sale Investment — The Thirona convertible notes are classified as available-for-sale securities and are included in other assets in the condensed consolidated balance sheet. Available-for-sale investments are subsequently measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company determines fair value of its available-for-sale investments using level 3 inputs. The Company evaluated the fair value of its investment in Thirona as of June 30, 2022 by applying a Monte Carlo simulation and determined that the fair value was $6.8 million.  The fair value of the investment in Thirona as of December 31, 2021 was $3.0 million, which approximated carrying value. For the six months ended June 30, 2022, an unrealized holding loss of $1.2 million was recognized as other comprehensive loss in our condensed consolidated statements of comprehensive loss and condensed consolidated statements of stockholders’ deficit.

The fair value of the cash equivalents, long-term and short-term investments are disclosed below (amounts in millions).

	June 30, 2022
	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial bonds and paper	Level 2	$105.0	$(1.0)	$104.8
Money market funds	Level 1	30.5	—	30.5
U.S. Treasuries	Level 2	46.2	(0.7)	45.5
Total cash equivalents and investments		181.7	(1.7)	180.8
Less cash equivalents		(30.5)	—	(30.5)
Total Investments		$151.2	$(1.7)	$150.3

	December 31, 2021
	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial bonds and paper	Level 2	$115.2	$0.2	$115.0
Money market funds	Level 1	21.3	—	21.3
U.S. Treasuries	Level 2	23.9	0.1	23.8
Total cash equivalents and investments		160.4	0.3	160.1
Less cash equivalents		(23.8)	—	(23.8)
Total Investments		$136.6	$0.3	$136.3

As of June 30, 2022 and December 31, 2021, there was $0.4 million and $0.3 million, respectively, of interest receivable included in our condensed consolidated balance sheets as prepaid expenses and other current assets.

4. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable – commercial
Accounts receivable, gross	$14,869	$7,939
Wholesaler distribution fees and prompt pay discounts	(2,451)	(1,696)
Reserve for returns	(3,173)	(2,797)
Total accounts receivable – commercial, net	9,245	3,446
Accounts receivable – collaborations and services
Accounts receivable, gross	5,785	2,060
Allowance for doubtful accounts	—	(767)
Total accounts receivable – collaborations and services, net	5,785	1,293
Total accounts receivable, net	$15,030	$4,739

As of June 30, 2022 and December 31, 2021, the allowance for doubtful accounts for accounts receivable – commercial was de minimis. The Company had three wholesale distributors representing approximately 76% of commercial accounts receivable as of June 30, 2022 and approximately 73% and 72% of gross sales for the three and six months ended June 30, 2022, respectively.

As of June 30, 2022, there was no allowance for credit losses for accounts receivable – collaborations and services. The Company had one collaboration partner, United Therapeutics, that comprised 99% of the collaboration and services net accounts receivable as of June 30, 2022 and approximately 88% and 90% of gross revenue from collaborations and services for the three and six months ended June 30, 2022, respectively.

5. Inventories

Inventories consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$5,789	$2,703
Work-in-process	6,372	2,522
Finished goods	8,412	1,927
Total inventory	$20,573	$7,152

Work-in-process and finished goods as of June 30, 2022 and December 31, 2021 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off and the projected loss on the purchase commitment contract to purchase future insulin was accrued as of the end of 2015. Raw materials inventory included $0.8 million of pre-launch inventory as of June 30, 2022 and December 31, 2021, which consisted of FDKP received in November 2019. The Company expects to request approval from the FDA for the new source of FDKP in 2023.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand at June 30, 2022 and December 31, 2021. Inventory that was forecasted to become obsolete due to expiration as well as inventory that does not meet acceptable standards is recorded in costs of goods sold in the condensed consolidated statements of operations. For the three and six months ended June 30, 2022, there was an inventory write-off of $0.5 million as a result of this assessment. There were no inventory write-offs for the three and six months ended June 30, 2021.

6. Property and Equipment

Property and equipment consists of the following (dollars in thousands):

	Estimated Useful
	Life (Years)	June 30, 2022	December 31, 2021
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	3-40	38,875	38,651
Machinery and equipment	1-15	58,189	55,334
Furniture, fixtures and office equipment	3-10	2,976	2,969
Computer equipment and software	3	8,287	8,163
Construction in progress	—	9,890	10,892	(1)
		136,481	134,273
Less accumulated depreciation		(98,563)	(97,661)
Total property and equipment, net		$37,918	$36,612

_________________________

(1)

As of December 31, 2021, construction in progress included $4.7 million of equipment under construction for the manufacturing expansion for UT (the “UT Equipment”). See Note 10 – Collaboration, Licensing and Other Arrangements. The Company acted as agent on behalf of UT for the procurement of the UT Equipment. The Company received $5.0 million in deposit for this service, which was recognized as deposits from customer in the condensed consolidated balance sheet as of December 31, 2021. In April 2022, the Company and UT agreed that UT would hold title to the UT Equipment at all times. As such, there is no balance related to the UT Equipment included in construction in progress or deposit from customer in our consolidated condensed balance sheet as of June 30, 2022.

Depreciation expense related to property and equipment for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation Expense	$727	$481	$1,326	$941

On November 8, 2021, the Company sold certain land, building and improvements located in Danbury, CT (the “Property”) to an affiliate of Creative Manufacturing Properties (the “Purchaser”) for a sales price of $102.3 million, subject to terms and conditions contained in a purchase and sale agreement. Effective with the closing of this transaction, the Company entered into a 20-year lease agreement with the Purchaser (the “Sale-Leaseback Transaction”). The sale of the Property and subsequent lease did not result in the transfer of control of the Property to the Purchaser; therefore, the Sale-Leaseback Transaction qualified as a failed sale leaseback transaction whereby the lease is accounted for as a finance lease and the Property remains as a long-lived asset of the Company and is depreciated at its remaining useful life of 20 years or less. See Note 13 – Commitments and Contingencies.

7. Goodwill and Other Intangible Asset

Goodwill — Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations.  The balance of goodwill was approximately $2.9 million as of June 30, 2022 as a result of our acquisition of V-Go in May 2022. Goodwill is tested at least annually for impairment by assessing qualitative factors in determining whether it is more likely than not that the fair value of net assets is below their carrying amounts. See Note 1 – Description of Business and Significant Accounting Policies.

Other Intangible Asset — Other intangible asset consisted of the following (dollars in thousands):

	Estimated Useful	June 30, 2022
	Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	15	$1,400	$—	$1,400

Amortization expense related to the other intangible asset was de minimis for the three and six months ended June 30, 2022.

The Company evaluates its other intangible asset for potential impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. See Note 1 – Description of Business and Significant Accounting Policies.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2022	December 31, 2021
Salary and related expenses	$10,481	$14,022
Discounts and allowances for commercial product sales	7,620	4,227
Danbury facility buildout	144	786
Deferred lease liability	1,423	1,380
Current portion of milestone rights liability	2,012	1,088
Professional fees	2,103	895
Accrued interest	6,073	2,166
Retail inventory purchase	—	875
Other	3,328	1,980
Accrued expenses and other current liabilities	$33,184	$27,419

9. Borrowings

Carrying amount of borrowings consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Senior convertible notes	$224,670	$223,944
MidCap credit facility	39,047	38,833
Mann Group convertible note	8,829	18,425
Total debt — net carrying amount	$272,546	$281,202

The following table provides a summary of the Company’s principal balance of debt and key terms:

	Amount Due		Terms
	June 30, 2022	December 31, 2021	Annual Interest Rate		Maturity Date		Conversion Price
Senior convertible notes	$230.0 million	$230.0 million	2.50%		March 2026		$5.21 per share
MidCap credit facility(1)	$40.0 million	$40.0 million	one-month LIBOR (1% floor) plus 6.25%	(1)	August 2025	(1)	N/A
Mann Group convertible note	$8.8 million	$18.4 million (plus $0.4 million accrued interest paid-in-kind)	2.50%	(2)	December 2025	(2)	$2.50 per share

_________________________

(1)

In April 2021, the Company prepaid $10.0 million principal balance and amended the MidCap credit facility. The interest rate prior to the amendment was one-month LIBOR (2% floor) plus 6.75% and the maturity date was in August 2024.

(2)	In April 2021, the Mann Group convertible note was amended. The interest rate prior to the amendment was 7.00% and the maturity date was in November 2024.

The maturities of the Company’s borrowings as of June 30, 2022 are as follows (in thousands):

Amounts
2022	$—
2023	6,667
2024	20,000
2025	22,163
Thereafter	230,000
Total principal payments	278,830
Unamortized discount	(954)
Debt issuance costs	(5,330)
Total debt — net carrying amount	$272,546

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

The Company’s net proceeds from the offering were approximately $222.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. As of June 30, 2022, the unamortized debt issuance cost was $5.3 million.

MidCap credit facility — In August 2019, the Company entered into the MidCap credit facility and borrowed the first advance of $40.0 million (“Tranche 1”) in August 2019 and the second advance of $10.0 million (“Tranche 2”) in December 2020. In April 2021, $10.0 million was prepaid. Under the terms of the MidCap credit facility, a third advance of $60.0 million (“Tranche 3”) became available to the Company after the Tyvaso DPI approval by the FDA through June 30, 2022 (see Note 10 – Collaboration, Licensing and Other Arrangements). The Company did not exercise its right to borrow Tranche 3.

The MidCap credit facility has been amended several times, including in April 2021 when the parties agreed to, among other things, (i) increase the amount available under the third advance from $25.0 million to $60.0 million and extend the date through which the third advance is available to June 30, 2022, (ii) amend the conditions to the third advance of $60.0 million being available to draw, including certain milestone conditions associated with Tyvaso DPI, (iii) remove the Company’s obligation to issue a warrant to purchase shares of the Company’s common stock upon drawing down the third advance, (iv) extend the interest-only period until September 1, 2023 and extend the maturity date until August 1, 2025, (v) amend the financial covenant relating to trailing 12 month minimum Afrezza net revenue, (vi) decrease the minimum cash covenant, (vii) decrease the interest rate on any amounts outstanding, now or in the future, under the MidCap credit facility, (viii) permit the Company to make certain acquisitions, subject to requirements, and (ix) permit the Company to make investments of up to an additional $9.0 million so long as the Company has $90.0 million or more of unrestricted cash and short-term investments following such investment. Concurrent with entering into this amendment, the Company made a $10.0 million principal prepayment against outstanding term loans under the MidCap credit facility and paid a related $1.0 million exit fee in lieu of the unaccrued portion of the original exit fee and prepayment penalties that would otherwise have been due with respect to the partial prepayment.

The prepayment penalty of $1.0 million related to the payment of $10.0 million was capitalized and will be amortized over the remaining life of the debt. As of June 30, 2022, the unamortized debt discount was $0.3 million and the unamortized prepayment penalty was $0.7 million.

Tranche 1 and Tranche 2 accrue interest at an annual rate equal to the lesser of (i) 8.25% and (ii) the one-month LIBOR (subject to a one-month LIBOR floor of 1.00%) plus 6.25%. Interest on each term loan advance is due and payable monthly in arrears. Principal on each term loan advance under Tranche 1 and Tranche 2 are payable in 24 equal monthly installments beginning September 1, 2023, until paid in full on August 1, 2025. The Company has the option to prepay its existing term loans, in whole or in part, subject to early termination fees in an amount equal to 3.00% of principal prepaid if prepayment occurs on or prior to April 22, 2022; 2.00% of principal prepaid if prepayment occurs on or after April 23, 2022 through and including April 22, 2023; and 1.00% of principal prepaid if prepayment occurs on or after April 23, 2023 through the maturity date.

The Company’s obligations under the MidCap credit facility are secured by a security interest on substantially all of its assets, including intellectual property.

The MidCap credit facility, as amended, contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The Company must also comply with a financial covenant relating to trailing twelve month minimum Afrezza net revenue, tested on a monthly basis, unless the Company has $90.0 million or more of unrestricted cash and short-term investments.  As of June 30, 2022, the Company was in compliance with the financial covenants.

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

During the quarter ended June 30, 2022, Mann Group converted $10.0 million of principal and capitalized interest into  4,000,000 shares of common stock. In addition, the Company paid quarterly interest by issuing the Mann Group 31,541 shares of common stock.

Amortization of debt discount and debt issuance cost related to all borrowings for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization of debt discount	$106	$86	$212	$146
Amortization of debt issuance cost	363	363	726	488

Milestone Rights — As of June 30, 2022 and December 31, 2021, the remaining Milestone Rights liability balance was $5.9 million, which was based on initial fair value estimates calculated using the income approach and reduced by milestone achievement payments made. As of December 31, 2021, the $5.9 million liability consisted of a $1.1 million current liability which was presented as accrued expenses and other current liabilities and a $4.8 million long-term liability which was presented in milestone liabilities in our condensed consolidated balance sheets. During the second quarter of 2022, the Company achieved an Afrezza net sales milestone specified by the Milestone Rights. The carrying value of the Milestone Rights liability related to the $5.0 million payment, which will be made in the third quarter of 2022, is approximately $1.1 million and represents the fair value as determined in 2013 (the most recent measurement date).

The Milestone Rights Agreement includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to Afrezza. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to Afrezza in violation of the terms of such agreement.

10. Collaboration, Licensing and Other Arrangements

Revenue from collaborations and services for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
UT CSA Agreement(1)	$4,695	$—	$5,879	$—
UT License Agreement(2)	698	12,163	1,556	21,163
Vertice Pharma Co-Promotion Agreement	325	856	325	1,147
Cipla License and Distribution Agreement	36	37	73	73
Other	114	83	201	83
Receptor CLA	—	165	—	175
Total revenue from collaborations and services	$5,868	$13,304	$8,034	$22,641

_________________________

(1)	Amount consists of revenue recognized for Manufacturing Services and sales of product to UT for the periods presented.
(2)	Amounts consist of revenue recognized for Next-Gen R&D Services and R&D Services and License for the periods presented.

United Therapeutics License Agreement — In September 2018, the Company and UT entered into an exclusive global license and collaboration agreement (the “UT License Agreement”), pursuant to which UT is responsible for global development, regulatory and commercial activities with respect to Tyvaso DPI. The Company is responsible for the manufacturing of Tyvaso DPI.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
UT Revenue (in thousands)
UT CSA Agreement	$4,695	$—	$5,879	$—
UT License Agreement	698	12,163	1,556	21,163
Royalties	304	—	304	—
Total revenue from UT	$5,697	$12,163	$7,739	$21,163

Under the terms of the UT License Agreement, the Company received an upfront payment of $45.0 million in October 2018 and four $12.5 million milestone payments between April 2019 and November 2020. The Company is also entitled to receive low double-digit royalties on net sales of Tyvaso DPI as well as a manufacturing margin on commercial supplies of the product. UT, at its option, may expand the scope of the products covered by the UT License Agreement to include products with certain other active ingredients for the treatment of pulmonary arterial hypertension. Each such optioned product would be subject to UT’s payment to the Company of up to $40.0 million in additional option exercise and development milestone payments, as well as a low double-digit royalty on net sales of any such product.

In August 2021, the Company and UT entered into a CSA, pursuant to which the Company is responsible for manufacturing and supplying to United Therapeutics, and United Therapeutics is responsible for purchasing from the Company on a cost-plus basis, Tyvaso DPI and BluHale inhalation profiling devices, as required for commercial distribution and sale by UT. In addition, UT is responsible for supplying treprostinil at its expense in quantities necessary to enable the Company to manufacture Tyvaso DPI as required by the CSA. Pursuant to the CSA, UT is obligated to reimburse certain pre-production costs incurred by the Company to support the manufacturing and supply of Tyvaso DPI.

The activities and deliverables under the CSA and the current development plan resulted in three distinct performance obligations which include: (1) the license, supply of product to be used in clinical development, and continued development and approval support for Tyvaso DPI (“R&D Services and License”); (2) development activities for the next generation of Next-Gen R&D Services; and (3) a material right associated with future commercial manufacturing and supply of product (“Manufacturing Services”). Following the FDA’s approval of Tyvaso DPI, UT began issuing the Company purchase orders for the supply of product, which represents distinct contracts and performance obligations under ASC 606.  Revenue is recognized for the supply of product at a point in time, once control is transferred to UT.

The term of the CSA continues until December 31, 2031 (unless earlier terminated) and is thereafter renewed automatically for additional, successive two-year terms unless (i) UT provides notice to the Company at least 24 months in advance of such renewal that UT does not wish to renew the CSA or (ii) the Company provides notice to UT at least 48 months in advance of such renewal that the Company does not wish to renew the CSA. The Company and UT each have normal and customary termination rights, including termination for material breach that is not cured within a specific timeframe or in the event of liquidation, bankruptcy or insolvency of the other party.

The Company accounted for the contract modification as if it were part of the existing contract since the amendment modified the scope and price of the CSA by extending the term and increasing the occupancy rate. The effect of the modification on the transaction price and on the measure of progress is recognized as an adjustment to revenue as of the date of the modification. The modification did not result in a change to the activities and deliverables under the CSA.

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

(8)

The Manufacturing Services performance obligation will be recognized as control of manufactured products is transferred to UT. The modification did not result in a cumulative catch-up adjustment as a result of the revenue being deferred for the performance obligations that were affected by the modification. The allocation of the transaction price for the Manufacturing Services includes a material right related to the Company’s estimated production of product in the amount of $144.5 million. The Company will sell product to UT under individual purchase orders, which represent distinct performance obligations. The ultimate cash flows may vary as manufacturing purchase orders are received.

In April 2022, the Company and UT agreed to fund $2.3 million in capital improvements to support commercialization and continuous improvement activities and $0.7 million in the development of alternative manufacturing processes. The Company determined that the capital improvements and continuous improvements should be combined with the manufacturing services performance obligation and the alternative manufacturing processes should be combined with the Next-Gen R&D Services.

	Anticipated
Description	Cash Flow	Revenue Allocation	Recognition Method	Progress Measure	Revenue Recognition
	(in millions)
Total anticipated cash flow(1)	$483.2
Distinct Performance Obligation
R&D Services and License		$—	Over time	Ratably	Aug 2021 - Oct 2021
Next-Gen R&D Services		$5.9	Over time	Input	% of completion of costs
Manufacturing Services and Product Sales(2)		$477.2	Point in time		Transfer of control

_________________________

Notes presented in the previous modification table above also apply to this modification table unless noted otherwise.

(1)

The total anticipated cash flow includes a transaction price of $71.5 million for the contractual obligations under the CSA for the Manufacturing Services and the Next-Gen R&D Services performance obligations and $411.7 million for future supply of Tyvaso DPI over the remaining term of the CSA.

(2)

The Manufacturing Services performance obligation will be recognized as control of manufactured products is transferred to UT. The modification did not result in a cumulative catch-up adjustment as a result of the revenue being deferred for the performance obligations that were affected by the modification. The allocation of the transaction price for the Manufacturing Services includes a material right related to the Company’s estimated production of product in the amount of $150.2 million. The Company will sell product to UT under individual purchase orders, which represent distinct performance obligations. The ultimate cash flows may vary as manufacturing purchase orders are received.

As of June 30, 2022, deferred revenue consisted of $29.8 million, of which $1.5 million was classified as current and $28.3 million was classified as long-term on the condensed consolidated balance sheet.

Vertice Pharma Co-Promotion Agreement — In December 2020, the Company entered into a co-promotion agreement with Vertice Pharma pursuant to which the Company’s sales force promoted Thyquidity to adult endocrinologists, pediatric endocrinologists and other healthcare providers who treat hypothyroidism. Following the commercial launch of Thyquidity in February 2021, Vertice Pharma became obligated to pay fixed quarterly payments to the Company, as well as variable consideration based on gross profits resulting from all sales of Thyquidity.

In September 2021, the Company and Vertice Pharma mutually agreed that the Company would cease promotional activities under the co-promotion agreement effective September 30, 2021, other than certain transitional activities that continued until October 15, 2021.

As of December 31, 2021, the Company had fully reserved $0.8 million of revenue from the co-promotion of Thyquidity, which was recognized as allowance for credit losses and was included in accounts receivable, net in the condensed consolidated balance sheet.

In June 2022, the Company and Vertice Pharma reached a final settlement of all obligations related to the termination of the co-promotion agreement of $0.3 million, which was recognized as revenue from collaboration and services in the Company’s condensed consolidated statement of operations and the balance was written off against the reserve.

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

Biomm Supply and Distribution Agreement — In May 2017, the Company and Biomm entered into a supply and distribution agreement for the commercialization of Afrezza in Brazil. Under this agreement, Biomm was responsible for pursuing regulatory approvals of Afrezza in Brazil, including from the Agência Nacional de Vigilância Sanitária (“ANVISA”) and, with respect to pricing matters, from the Camara de Regulação de Mercado de Medicamentos (“CMED”), both of which were received. Biomm commenced product sales in January 2020. There were no shipments of product to Biomm in 2021 or the first six months of 2022.

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

The nonrefundable licensing fee was recorded in deferred revenue and is being recognized in net revenue – collaborations over 15 years, representing the estimated period to satisfy the performance obligation. The additional milestone payments represent variable consideration for which the Company has not recognized any revenue because of the uncertainty of obtaining marketing approval. As of June 30, 2022, the deferred revenue balance was $1.6 million, of which $0.2 million is classified as current and $1.4 million is classified as long term in the condensed consolidated balance sheets.

11. Fair Value of Financial Instruments

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

Cash Equivalents — Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash. As of June 30, 2022 and December 31, 2021, the Company held $35.5 million and $124.2 million, respectively, of cash and cash equivalents.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (Level 3 in the fair value hierarchy) (in millions):

	June 30, 2022
	Carrying Value	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
Senior convertible notes(1)	$224.7	$223.5	$223.5
MidCap credit facility(2)	39.0	41.3	41.3
Mann Group convertible note(3)	8.8	15.8	15.8
Milestone rights(4)	5.9	13.2	13.2

_________________________

(1)

Fair value determined by applying a discounted cash flow analysis to the straight note with a hypothetical yield of 12%, volatility of 77.2% and a Monte Carlo simulation for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $213.4 million and $234.5 million, respectively.

(2)

Fair value determined by applying a discounted cash flow analysis with a hypothetical yield of 10%. A change in yield of + or – 2% would result in a fair value of $39.9 million and $42.9 million, respectively.

(3)

The fair value assessed as of June 30, 2022 was determined by applying a discounted cash flow analysis with a hypothetical yield of 12% and volatility of 75.3% to the straight note and a binomial option pricing model for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $15.4 million and $16.3 million, respectively.

(4)	Fair value determined by applying a Monte Carlo simulation.

	December 31, 2021
	Carrying Value	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
Senior convertible notes(1)	$223.9	$237.5	$237.5
MidCap credit facility(2)	38.8	40.8	40.8
Mann Group convertible note(3)	18.4	37.8	37.8
Milestone rights(4)	5.9	18.1	18.1

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

Contingent milestone liability — The acquisition of V-Go on May 31, 2022 resulted in a contingent milestone liability which could result in obligations to the seller if certain revenue thresholds are met.  The initial fair value of the contingent milestone liability was recorded as an adjustment to the purchase price. Subsequent changes in the fair value are reported in selling, general and administrative expenses. As of June 30, 2022, the fair value of the contingent milestone liability was consistent with the fair value on the Acquisition Date.

Financing Liability — The Sale-Leaseback Transaction in November 2021 resulted in a financing liability which is included in our condensed consolidated balance sheets as a current financing liability of $9.5 million and a long-term financing liability of $94.4 million. The fair value of $110.7 million was determined using level 3 inputs. As of June 30, 2022, the fair value was determined using a discounted cash flow analysis with a hypothetical yield of 9.0%. As of December 31, 2021, the Company evaluated the fair value of its financing liability and determined that the fair value approximated the carrying value.

12. Common and Preferred Stock

The Company is authorized to issue 400,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of June 30, 2022 and December 31, 2021, 257,276,847 and 251,477,562 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

In February 2018, the Company entered into a controlled equity offering sales agreement (the “CF Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million or such other amount as may be permitted by the Sales Agreement. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. For the six months ended June 30, 2022, there were no sales under the CF Sales Agreement. For the six months ended June 30, 2021, the Company sold an aggregate of 578,063 shares of the Company’s common stock at a weighted average purchase price of $3.26 per share for an aggregate gross proceeds of approximately $1.9 million pursuant to the CF Sales Agreement.

In the second quarter of 2022, Mann Group converted  $10.0 million of principal and capitalized interest into 4,000,000 shares of common stock. In addition, the Company paid quarterly interest by issuing the Mann Group 31,541 shares of common stock.

For the six months ended June 30, 2022, the Company received $0.7 million from the market price stock purchase plan (“MPSPP”) for 252,176 shares. The Company received $0.1 million from the MPSPP for 25,000 shares during the three and six months ended June 30, 2021.

For shares of common stock issued pursuant to the ESPP, see Note 14 – Stock-Based Compensation Expense.

13. Earnings per Common Share (“EPS”)

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

The following tables summarize the components of the basic and diluted EPS computations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
EPS — basic and diluted:
Net loss (numerator)	$(29,023)	$(35,523)	$(55,021)	$(48,439)
Weighted average common shares (denominator)	253,644	249,295	252,775	247,970
Net loss per share	$(0.11)	$(0.14)	$(0.22)	$(0.20)

Common shares issuable represents incremental shares of common stock which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the Senior convertible notes and the Mann Group convertible notes.

Potentially dilutive securities outstanding that are considered antidilutive are summarized as follows (in shares):

	Six Months Ended June 30,
	2022	2021
Senior convertible notes	44,120,463	44,120,463
Mann Group convertible notes	3,370,000	7,370,000
Common stock options and PNQs	9,766,028	11,092,080
RSUs and Market RSUs (1)	15,848,183	7,986,898
Employee stock purchase plan	235,794	250,000
Warrants associated with MidCap credit facility	—	1,283,467
Total shares	73,340,468	72,102,908

__________________________

(1)	Market RSUs issued in 2020, 2021 and 2022 are included at the maximum share delivery of 300%, 0% and 200%, respectively, in accordance with a valuation assessment obtained as of June 30, 2022.

14. Stock-Based Compensation Expense

During the six months ended June 30, 2022, the Company granted the following awards (in shares):

	Three Months Ended		Three Months Ended		Six Months Ended
	March 31, 2022		June 30, 2022		June 30, 2022
Employee awards:
RSUs	88,415	(1)	2,169,317	(2)	2,257,732
Market RSUs	—		1,359,500	(3)	1,359,500
Non-employee director RSUs	—		360,360	(4)	360,360
Total awards	88,415		3,889,177		3,977,592

_________________________

(1)	RSUs had a weighted average grant date fair value of $2.72 per share, of which 12,800 RSUs had a cliff vesting period of three years and 75,615 RSUs had a vesting period of four years.

(2)	RSUs had a weighted average grant date fair value of $2.95 per share, of which 66,600 had a cliff vesting period of three years and 2,102,717 RSUs had a vesting period of four years.
(3)

Market RSUs had a grant date fair value of $6.10 per share and will vest on May 10, 2025 provided the closing price of the Company’s common stock on such vesting date is not less than the closing price on May 10, 2022. The number of shares delivered on the vesting date is determined by the percentile ranking of MannKind total shareholder return (TSR) over the period from May 10, 2022 until May 10, 2025 relative to the TSR of the Russell 3000 Pharmaceutical & Biotechnology Index over the same three-year period, as follows: less than 25th percentile=0% of target, 25th percentile=50% of target, 50th percentile=100% of target, 75th percentile=200% of target, 90th percentile or higher=300% maximum.  Payout values will be interpolated between the percentile rankings above.

(4)

RSUs had a weighted average grant date fair value of $2.95 per share and vested immediately upon grant, but the underlying shares of common stock will not be delivered until there is a separation of service, such as resignation, retirement or death.

As of June 30, 2022, there was $1.6 million of unrecognized stock-based compensation expense related to options and PNQs, which is expected to be recognized over a weighted average period of approximately 2.82 years, and $14.5 million and $15.3 million of unrecognized stock-based compensation expense related to RSUs and Market RSUs, respectively, which is expected to be recognized over a weighted average period of approximately 2.92 and 1.81 years, respectively.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations as cost of goods sold, cost of revenue – collaborations and services, research and development and selling, general and administrative expense for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
RSUs and options	$4,239	$3,819	$6,883	$5,625
Employee stock purchase plan	183	107	345	236
Total stock compensation expense	$4,422	$3,926	$7,228	$5,861

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

The Company issued 233,401 and 292,981 shares of common stock pursuant to the ESPP for the six months ended June 30, 2022 and 2021, respectively. There were approximately 0.9 million shares of common stock available for issuance under the ESPP as of June 30, 2022.

15. Commitments and Contingencies

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of June 30, 2022, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

Contingencies — In July 2013, the Company entered into the Milestone Rights Agreement with the Original Milestone Purchasers, pursuant to which the Company granted the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, $65.0 million of which remains payable to the Milestone Purchasers upon achievement of such milestones (see Note 9 – Borrowings). The fair value of the Milestone Rights is recorded in the condensed consolidated balance sheet, including $2.0 million in accrued expenses and other current liabilities and $3.9 million in milestone liabilities.

Sale-Leaseback Transaction— In November 2021, the Company sold the Property to the Purchaser for a sales price of $102.3 million, subject to terms and the conditions contained in a purchase and sale agreement.

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

As of June 30, 2022, the related financing liability was $103.9 million, which was recognized in our condensed consolidated balance sheet as $94.4 million of financing liability — long-term and $9.5 million of financing liability — short-term. As of December 31, 2021, the related financing liability was $100.5 million, which was recognized in our condensed consolidated balance sheet as $93.5 million of financing liability — long-term and $7.0 million of financing liability — short-term.

Financing liability information is as follows:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term (in years)	19.3	19.8
Weighted average discount rate	9.0%	9.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense on financing liability	$2,443	$—	$4,814	$—

Financing liability payments as of June 30, 2022 were as follows (in thousands):

	June 30, 2022	December 31, 2021
2022(1)	$4,795	$6,373
2023	9,774	9,778
2024	10,018	10,023
2025	10,269	10,274
2026	10,533	10,539
Thereafter	199,302	199,091
Total	244,691	246,078
Interest expense	(137,785)	(142,485)
Debt issuance costs	(2,989)	(3,091)
Total financing liability	$103,917	$100,502

_________________________

(1)	2022 includes amortization of the rent abatement.

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

In May 2021, the Company and Amphastar amended the Insulin Supply Agreement to extend the term and restructure the annual purchase commitments. In connection with the amendment, the Company agreed to pay $2.0 million of amendment fees, which were recognized in cost of goods sold for the six months ended June 30, 2021. The remaining purchase commitments as of June 30, 2022 were as follows:

June 30, 2022
2022	€2.7 million
2023	€8.8 million
2024	€14.6 million
2025	€15.5 million
2026	€19.4 million
2027	€9.2 million

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

In November 2017, the Company executed an office lease with Russell Ranch Road II LLC to expand the office space for the Company’s corporate offices in Westlake Village, California which was renewed in April 2022. Pursuant to the renewal, the Company will pay initial monthly payments of $79,543, beginning in February 2023, subject to 3% annual increases, plus the estimated cost of maintaining the property and common areas by the landlord. The Company will receive a six-month concession at the start of the lease extension period on July 31, 2023. The Company has no further right to extend the lease term beyond the Extension Period.

The Company assumed certain leased real property (the “Marlborough Lease”) pursuant to the APA entered into in May 2022. The Marlborough Lease pertains to certain premises in a building located in Marlborough, Massachusetts. The Company will pay initial monthly payments of $28,895, beginning in June 2022, subject to approximately 3% annual increases through February 28, 2026.

The Company also acquired rights to a manufacturing service agreement where V-Go are manufactured using Company-owned equipment located at the manufacturing facility. The Company determined that this arrangement results in an embedded lease which grants the Company exclusive use of space within the manufacturing facility. The Company assessed the embedded lease cost to be $14,370 per month through February 28, 2026.

Lease information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$341	$340	$629	$685
Variable lease costs	73	114	159	231
Cash paid	446	454	887	916

	June 30, 2022	December 31, 2021
Weighted average remaining lease term (in years)	5.1	2.6
Weighted average discount rate	7.3%	7.3%

Future minimum office and vehicle lease payments as of June 30, 2022 and December 31, 2021, are as follows (in thousands):

	June 30, 2022	December 31, 2021
2022	$960	$1,444
2023	1,368	497
2024	1,892	409
2025	1,861	311
2026	1,140	—
Thereafter	1,715	—
Total	$8,936	$2,661

16. Income Taxes

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded, in accordance with the applicable accounting standards, that net deferred tax assets should be fully reserved.

The Company has assessed its position with regards to uncertainty in tax positions and has not recognized a liability for unrecognized tax benefits. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the six months ended June 30, 2022 the Company did not recognize any interest or penalties. The Company’s tax years since 2017 remain subject to examination by tax authorities.

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

OVERVIEW

MannKind focuses on the development and commercialization of therapeutic products for patients with endocrine and orphan lung diseases. We are currently commercializing Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, and the V-Go wearable insulin delivery device, which provides continuous subcutaneous infusion of insulin in adults that require insulin. We also collaborate with third parties to formulate their drugs on our Technosphere drug delivery platform. In May 2022, our partner, United Therapeutics, received approval from the FDA for Tyvaso DPI (treprostinil) inhalation powder, which is indicated for the treatment of pulmonary arterial hypertension and for the treatment of pulmonary hypertension associated with interstitial lung disease. UT began commercializing Tyvaso DPI in June 2022 and is obligated to pay us a royalty on net sales of the product. We also receive a margin on supplies of Tyvaso DPI that we manufacture for UT.

Our business is subject to significant risks, including but not limited to our ability to commercialize our products successfully as well as our ability to manufacture sufficient quantities of our products and Tyvaso DPI. Other significant risks also include the risks inherent in drug development, clinical trials and the regulatory approval process for our product candidates, which in some cases depends upon the efforts of our partners.

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

As of June 30, 2022, we had an accumulated deficit of $3.2 billion and a stockholders’ deficit of $247.1 million. Our net loss was $29.0 million and $55.0 million for the three and six months ended June 30, 2022. To date, we have funded our operations through the sale of convertible debt securities and equity, from the receipt of upfront and milestone payments from certain collaborations, from borrowings, from sales of Afrezza and V-Go, and royalties from UT from the sale of Tyvaso DPI and proceeds of the Sale-Leaseback Transaction.

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

RESULTS OF OPERATIONS

Trends and Uncertainties

We continue to experience the impact of the COVID-19 pandemic on our sales activities, Biomm’s ability to market Afrezza in Brazil and Cipla’s ability to enroll a clinical study in India. In addition, we have increased the safety stock of raw materials due to concerns that COVID-19 may impact the supply chain for manufacturing Afrezza, V-Go and Tyvaso DPI.

Our manufacturing of Tyvaso DPI may not meet the required demand of our partner, UT. If we fail as an effective manufacturing organization, we may be unable to support commercialization of Tyvaso DPI.

Three and six months ended June 30, 2022 and 2021

Revenues

The following tables provide a comparison of the revenue categories for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Net revenue — commercial product sales:
Gross revenue from commercial product sales	$21,384	$16,575	$4,809	29%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(8,662)	(6,599)	$2,063	31%
Net revenue — commercial product sales	12,722	9,976	$2,746	28%
Gross-to-net revenue adjustment percentage	-40.5%	-39.8%
Revenue — collaborations and services	5,868	13,304	$(7,436)	(56%)
Royalties	304	—	$304	*
Total revenues	$18,894	$23,280	$(4,386)	(19%)

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Net revenue — commercial product sales:
Gross revenue from commercial product sales	$37,420	$30,185	$7,235	24%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(14,872)	(12,110)	$2,762	23%
Net revenue — commercial product sales	22,548	18,075	$4,473	25%
Gross-to-net revenue adjustment percentage	-39.7%	-40.1%
Revenue — collaborations and services	8,034	22,641	$(14,607)	(65%)
Royalties	304	—	$304	*
Total revenues	$30,886	$40,716	$(9,830)	(24%)

_________________________

* Not meaningful

Afrezza — Gross revenue from sales of Afrezza increased by $0.7 million, or 4%, for the three months ended June 30, 2022 compared to the same period in the prior year. The increase was mainly attributable to increased price and demand, partially offset by wholesaler inventory ordering patterns resulting in lower inventory levels for the second quarter of 2022. The gross-to-net adjustment was 38.4% of gross revenue, or $6.7 million, for the three months ended June 30, 2022, compared to 39.8% of gross revenue, or $6.6 million, for the same period in the prior year. The decrease in the gross-to-net percentage was primarily driven by a decrease in wholesaler distribution fees (as a percentage of gross sales) due to an increased mix of specialty and retail pharmacy sales and a decrease in anticipated product returns, partially offset by higher co-pay assistance. As a result, net revenue from sales of Afrezza increased by $0.7 million, or 7%, for the three months ended June 30, 2022 compared to the same period in the prior year.

Gross revenue from sales of Afrezza increased by $3.1 million, or 10%, for the six months ended June 30, 2022 compared to the same period in the prior year. The increase reflects higher product demand, favorable cartridge mix and price. The gross-to-net adjustment was 38.6% of gross revenue, or $12.9 million, for the six months ended June 30, 2022, compared to 40.1% of gross revenue, or $12.1 million, for the same period in the prior year. The decrease in the gross-to-net percentage was primarily driven by a decrease in wholesaler distribution fees (as a percentage of gross sales) due to an increased mix of specialty and retail pharmacy sales, a decrease in anticipated product returns and lower commercial rebates. As a result, net revenue from sales of Afrezza increased by $2.4 million, or 13%, for the six months ended June 30, 2022 compared to the same period in the prior year.

V-Go — The acquisition of V-Go on May 31, 2022 resulted in an increase in gross revenue from commercial product sales of $4.1 million and net revenue of $2.1 million for the three and six months ended June 30, 2022. The gross-to-net adjustment of 49.2% of gross revenue, or $2.0 million, is mainly attributable to commercial and government rebates and product distribution fees.

Collaborations and Services — Net revenue from collaborations and services decreased by $7.4 million, or 56%, for the three months ended June 30, 2022 and $14.6 million, or 65%, for the six months ended June 30, 2022 compared to the same periods in the prior year. The decrease in collaborations and services revenue was primarily attributable to the completion of the R&D Services associated with our collaboration with UT. In August 2021, we entered into a commercial supply agreement with UT (the “CSA”). Revenue associated with the CSA was deferred until we began manufacturing and subsequently selling Tyvaso DPI in June 2022. During the three and six months ended June 30, 2022, we recognized $4.7 million and $5.9 million, respectively, of revenue under the CSA. We also recognized royalty revenue of $0.3 million during the three and six months ended June 30, 2022. See Note 10 – Collaboration, Licensing and Other Arrangements.

Commercial product gross profit

The following tables provide a comparison of the commercial product gross profit categories for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Commercial product gross profit:
Net revenue — commercial product sales	$12,722	$9,976	$2,746	28%
Less: cost of goods sold	4,617	4,411	$206	5%
Commercial product gross profit	$8,105	$5,565	$2,540	46%
Gross margin	64%	56%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Commercial product gross profit:
Net revenue — commercial product sales	$22,548	$18,075	$4,473	25%
Less: cost of goods sold	6,901	8,726	$(1,825)	(21%)
Commercial product gross profit	$15,647	$9,349	$6,298	67%
Gross margin	69%	52%

Afrezza — Commercial product gross profit for Afrezza increased by $1.7 million, or 31%, for the three months ended June 30, 2022, compared to the same period in the prior year. Gross margin for the three months ended June 30, 2022 was 68% compared to 56% for the same period in the prior year. The increase in gross profit and gross margin was attributable to an increase in Afrezza sales as well as a decrease in cost of goods sold. Cost of goods sold decreased by $1.0 million, or 24%, for the three months ended June 30, 2022 compared to the same period in the prior year. The decrease in cost of goods sold was primarily attributable to a $2.0 million fee incurred for the amendment of the Insulin Supply Agreement in the prior year period and a $0.4 million decrease in manufacturing-related spending in the current period, partially offset by a $1.1 million increase in cost of goods sold due to lower manufacturing activities for Afrezza.

Commercial product gross profit for Afrezza increased by $5.4 million, or 58%, for the six months ended June 30, 2022, compared to the same period in the prior year. Gross margin for the six months ended June 30, 2022 was 72% compared to 52% for the same period in the prior year. The increase in gross profit and gross margin was attributable to an increase in Afrezza sales as well as a decrease in cost of goods sold. Cost of goods sold decreased by $3.1 million, or 35%, for the six months ended June 30, 2022 compared to the same period in the prior year. The decrease in cost of goods sold was primarily attributable to a $2.6 million decrease in manufacturing-related spending in the current period and a $2.0 million fee incurred for the amendment of the Insulin Supply Agreement in the prior year period, partially offset by a $0.9 million increase in cost of goods sold due to lower  manufacturing activities for Afrezza.

V-Go — The acquisition of V-Go on May 31, 2022 resulted in an increase in commercial product gross profit of $0.8 million for the three and six months ended June 30, 2022. Gross margin for V-Go for the three and six months ended June 30, 2022 was 40%.

Expenses

The following tables provide a comparison of the expense categories for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Expenses:
Cost of goods sold	$4,617	$4,411	$206	5%
Cost of revenue — collaborations and services	8,298	5,515	$2,783	50%
Research and development	4,893	2,329	$2,564	110%
Selling	15,868	11,534	$4,334	38%
General and administrative	10,175	8,522	$1,653	19%
(Gain) loss on foreign currency translation	(4,503)	903	$5,406	*
Loss on purchase commitments	—	339	$(339)	*
Total expenses	$39,348	$33,553	$5,795	17%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Expenses:
Cost of goods sold	$6,901	$8,726	$(1,825)	(21%)
Cost of revenue — collaborations and services	17,012	8,810	$8,202	93%
Research and development	8,429	4,771	$3,658	77%
Selling	28,596	21,153	$7,443	35%
General and administrative	18,144	16,316	$1,828	11%
Gain on foreign currency translation	(6,486)	(2,935)	$3,551	121%
Loss on purchase commitments	—	339	$(339)	*
Total expenses	$72,596	$57,180	$15,416	27%

_________________________

* Not meaningful

Cost of revenue — collaborations and services increased by $2.8 million, or 50%, for the three months ended June 30, 2022 and $8.2 million, or 93%, for the six months ended June 30, 2022 compared to the respective periods in the prior year. The increase was attributable to an increase in manufacturing activities leading up to commercial product manufacturing in the second quarter of 2022 and subsequent sale to UT.

Research and development expenses increased by $2.6 million, or 110%, for the three months ended June 30, 2022 and $3.7 million, or 77%, for the six months ended June 30, 2022 compared to the respective periods in the prior year. The increase was primarily attributable to costs incurred for development activities on our product pipeline and the Afrezza pediatrics clinical study (INHALE-1).

Selling expenses increased by $4.3 million, or 38%, for the three months ended June 30, 2022, compared to the same period in the prior year.  The increase was primarily attributable to a pilot promotional effort aimed at primary care physicians that began in the fourth quarter of 2021, elimination of the Thyquidity co-promotion (which permitted some expenses associated with the sales force to be recognized as cost of revenue — collaborations and services in the second quarter of 2021), promotional expenses to support Afrezza growth, and V-Go promotional efforts, partially offset by lower personnel related costs due to Afrezza territory restructuring.

Selling expenses increased by $7.4 million, or 35%, for the six months ended June 30, 2022, compared to the same period in the prior year.  The increase was primarily attributable to a pilot promotional effort aimed at primary care physicians that began in the fourth quarter of 2021, elimination of the Thyquidity co-promotion (which permitted some expenses associated with the sales force to be recognized as cost of revenue — collaborations and services in the second quarter of 2021), promotional expenses to support Afrezza growth, as well as V-Go promotional efforts.

General and administrative expenses increased by $1.7 million, or 19%, for the three months ended June 30, 2022, compared to the same period in the prior year. This increase was primarily attributable to higher stock-based compensation, increased salaries, increased headcount, and legal fees due to the acquisition of V-Go.

General and administrative expenses increased by $1.8 million, or 11%, for the six months ended June 30, 2022, compared to the same period in the prior year. This increase was primarily attributable to higher stock-based compensation and other compensation.

Under the Insulin Supply Agreement with Amphastar, payment obligations are denominated in Euros. We are required to record the foreign currency translation impact of the U.S. dollar to Euro exchange rate associated with the recognized gain or loss on purchase commitments. The foreign currency translation gain was $4.5 million for the three months ended June 30, 2022 compared to a loss of $0.9 million for the same period in the prior year. The foreign currency translation gain was $6.5 million for the six months ended June 30, 2022 compared to $2.9 million for the same period in the prior year.

Other Income (Expense)

The following tables provide a comparison of the other income (expense) categories for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Interest income	$516	$25	$491	*
Interest expense on financing liability	(2,443)	—	$2,443	*
Interest expense on notes	(6,642)	(3,180)	$3,462	109%
Loss on extinguishment of debt	—	(22,130)	$22,130	*
Other income	—	35	$35	*
Total other expense	$(8,569)	$(25,250)	$(16,681)	(66%)

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Interest income	$893	$28	$865	*
Interest expense on financing liability	(4,814)	—	$(4,814)	*
Interest expense on notes	(9,390)	(9,632)	$(242)	(3%)
Loss on extinguishment of debt, net	—	(22,130)	$(22,130)	*
Other (expense) income	—	(241)	$241	*
Total other expense	$(13,311)	$(31,975)	$(18,664)	(58%)

_________________________

* Not meaningful

Interest income, consisting of interest on investments net of amortization, increased $0.5 million for the three months ended June 30, 2022 and $0.9 million for the six months ended June 30, 2022 compared to the same periods in the prior year primarily due to higher yields on our marketable securities and money market funds.

Interest expense on financing liability was $2.4 million for the three months ended June 30, 2022 and $4.8 million for the six months ended June 30, 2022 and represented interest incurred on the Sale-Leaseback Transaction for our manufacturing facility in Danbury, CT, which closed in the fourth quarter of 2021.

Interest expense on notes increased by $3.5 million, or 109%, for the three months ended June 30, 2022 compared to the same period in the prior year. The increase was primarily due to a $3.9 million increase for the achievement of a milestone under the milestone rights obligation that was achieved during the second quarter of 2022. See Note 9 — Borrowings. Interest expense on notes decreased $0.2 million, or 3%, for the six months ended June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash, cash equivalents, and investments. Our primary uses of cash include the development of our product pipeline, the manufacturing and marketing of Afrezza, the funding of general and administrative expenses, and interest expense on our financing liability and debt.

To date, we have funded our operations through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from certain collaborations, from borrowings, from sales of Afrezza and V-Go, royalties from UT from the sale of Tyvaso DPI, and proceeds from the Sale-Leaseback transaction.

We believe we will be able to meet our liquidity needs over the next twelve months based on the balance of cash, cash equivalents and investments on hand. We believe we will meet longer-term expected future cash requirements and obligations, through a combination of cash and investments on hand, operating activities including manufacturing revenue and royalties from the production and sale of Tyvaso DPI.

As of June 30, 2022, we had $278.8 million principal amount of outstanding debt, consisting of:

•

$230.0 million aggregate principal amount of Senior convertible notes bearing interest at 2.50% payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 and maturing on March 1, 2026, unless earlier converted, redeemed or repurchased. The Senior convertible notes are convertible at an initial conversion price of approximately $5.21 per share of common stock. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture.

•

$40.0 million principal amount under the MidCap credit facility, bearing interest at an annual rate equal to one-month LIBOR plus 6.25%, subject to a one-month LIBOR floor of 1.00%, payable in equal monthly installments beginning in September 2023 through maturity in August 2025.

•

$8.8 million principal amount of indebtedness under the Mann Group convertible note bearing interest at a fixed rate of 2.50% per annum compounded quarterly and maturing in December 2025, which is convertible into shares of our common stock at the option of Mann Group at a conversion price of $2.50 per share. Interest was paid-in-kind from August 2019 until the end of 2020, after which we have the option to pay interest in-kind or in shares.

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the Senior convertible notes, the MidCap credit facility or the Mann Group convertible note. The Senior convertible notes and Mann Group convertible note are fully convertible prior to maturity as further disclosed in Note 9 – Borrowings.

To date, we have been able to timely make our required interest payments, but we cannot guarantee that we will be able to do so in the future. If we fail to repurchase the Mann Group promissory notes, we will be in default under the applicable instrument for such indebtedness and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether.

In July 2013, we issued Milestone Rights to the Original Milestone Purchasers. The Milestone Rights were subsequently assigned the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $65.0 million of which remains payable upon achievement of such milestones as of June 30, 2022. A $5.0 million milestone payment will be made in the third quarter of 2022. See Note 15 – Commitments and Contingencies and Note 9 – Borrowings for further information related to the Milestone Rights.

During the six months ended June 30, 2022, we used $50.2 million of cash for our operating activities, which primarily consisted of $38.6 million of selling, general and administrative expenses, $21.5 million of cost of goods sold, $10.9 million of costs for research and development and $5.8 million of cash paid for interest, partially offset by $31.7 million of revenue.

During the six months ended June 30, 2021, we used $34.2 million of cash for our operating activities as a result of our net loss of $48.4 million, partially offset by non-cash charges of $32.5 million of which $22.1 million was a loss on extinguishment of debt related to the first amendment of the Mann Group convertible note. The net change in operating asset and liabilities was primarily a result of the amortization of deferred revenue of $21.2 million and the payment of the Mann Group promissory note interest of $4.9 million, partially offset by the receipt of $5.3 million in customer deposits from UT for expansion equipment as well as other pass- through payments, and an increase in operating payables and accrued expenses.

Cash used in investing activities of $37.5 million for the six months ended June 30, 2022 was primarily due to the purchase of $68.5 million of debt securities, the up-front consideration of $15.1 million for certain assets and assumed liabilities related to V-Go and $5.0 million purchase of available-for-sale securities, and $2.2 million purchase of property and equipment, partially offset by the maturity of $53.3 million of debt securities.

Cash used in investing activities of $144.0 million for the six months ended June 30, 2021 was primarily due to the purchase of $138.9 million of debt securities and $3.0 million of Thirona convertible notes that was recognized as an available-for-sale investment.

Cash used in financing activities of $1.0 million for the six months ended June 30, 2022 was primarily due to the payments on our financing liability of $1.4 million.

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

Future Liquidity Needs

We are not currently profitable and have rarely generated positive net cash flow from operations. In addition, we expect to continue to incur significant expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for our products, and development costs for other product candidates in our pipeline. As of June 30, 2022, we had capital resources of $154.2 million in cash, cash equivalents and short-term investments, $32.6 million in long-term investments, and total principal amount of outstanding borrowings of $278.8 million.

We believe our resources will be sufficient to fund our operations for beyond the next twelve months from the date of issuance of our condensed consolidated financial statements included in Part I – Financial Statements (Unaudited).

Contractual Obligations

See Note 9 – Borrowings and Note 15 – Commitments and Contingencies for a discussion of material changes outside of the ordinary course of business in our contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in the Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under the MidCap credit facility accrues interest at an annual rate equal to the lesser of (i) 8.25% and (ii) the one-month LIBOR (subject to a one-month LIBOR floor of 1.00%) plus 6.25%. Accordingly, our interest expense under the MidCap credit facility is subject to changes in the one-month LIBOR rate. See “Risk Factors — We have a substantial amount of debt, and we may be unable to make required payments of interest and principal as they become due” under Part II, Item 1A of this report for additional information regarding the risks we face related to the planned phase-out of LIBOR.

All other debt has fixed interest rates, so the interest expense associated with such debt is not exposed to changes in market interest rates. Specifically, the interest rate on amounts borrowed under the Mann Group promissory notes is fixed at 2.50% and the interest rate under the Senior convertible notes is fixed at 2.50%. See Note 9 – Borrowings for information about the principal amount of outstanding debt.

If a change in one-month LIBOR interest rates equal to 10% of the one-month LIBOR interest rates on June 30, 2022 were to have occurred, this change would not have had a material effect on our interest payment obligation.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement with Amphastar. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro. For the three months ended June 30, 2022, we realized a $4.5 million currency gain, which was included in gain on foreign currency translation in the accompanying condensed consolidated statements of operations.

Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on June 30, 2022 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax loss of approximately $7.3 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and our Chief Financial Officer have concluded, as of such date, that our disclosure controls and procedures were effective.

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

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

RISKS RELATED TO OUR BUSINESS

•

The products that we are commercializing may only achieve a limited degree of commercial success. In addition, the required post-marketing studies of Afrezza will require substantial capital that we may not be able to obtain.

•	Manufacturing risks may adversely affect our ability to manufacture our products and could reduce our gross margin and our profitability.
•

If our suppliers fail to deliver materials and services needed for commercial manufacturing in a timely and sufficient manner or fail to comply with applicable regulations, and if we fail to timely identify and qualify alternative suppliers, our business, financial condition and results of operations would be harmed and the market price of our common stock and other securities could decline.

•	If our products do not become widely accepted by physicians, patients, third-party payers and the healthcare community, we may be unable to generate significant revenue, if any.
•	If third-party payers do not cover our approved products, such products might not be prescribed, used or purchased, which would adversely affect our revenues.
•	We may need to raise additional capital to fund our operations.
•	We expect that our results of operations will fluctuate for the foreseeable future, which may make it difficult to predict our future performance from period to period.
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

•	Our products and product candidates may be rendered obsolete by rapid technological change.
•	Continued testing of our products and product candidates may not yield successful results, and even if it does, we may still be unable to successfully commercialize our product candidates.
•	The safety and efficacy of V-Go is not supported by long-term clinical data, which could limit sales and could lead to unforeseen negative effects.
•	We may undertake internal restructuring activities in the future that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.
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

•	Unstable market, economic and geopolitical conditions may have serious adverse consequences on our business, financial condition and stock price.

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

Risk Factors

RISKS RELATED TO OUR BUSINESS

The products that we are commercializing may only achieve a limited degree of commercial success. In addition, the required post-marketing studies of Afrezza will require substantial capital that we may not be able to obtain.*

Successful commercialization of therapeutic products is subject to many risks, including some that are outside our control. There are numerous examples of failures to fully exploit the market potential of therapeutic products, including by pharmaceutical and device companies with more experience and resources than us. We ultimately may be unable to gain widespread market acceptance of our products for a variety of reasons, including the treatment and dosage regimen, potential adverse effects, pricing and availability relative to alternative products and failure by patients to use them as directed, which could limit their effectiveness and could have an adverse impact on repeat use. If we are unable to maintain payer coverage of, and adequate reimbursement for, our products, physicians may limit how much or under what circumstances they will prescribe or administer them. As a result, patients may decline to purchase our products, which would have an adverse effect on our ability to generate revenues. We may need to enhance our commercialization capabilities in order to successfully commercialize our products in the United States, and we may not have sufficient resources to do so. The market for skilled commercial personnel is highly competitive, and we may not be able to hire all of the personnel we need on a timely basis or retain them for a sufficient period.

If we are unable to effectively train our sales force and equip them with effective medical and sales materials to help them inform and educate potential customers about the benefits of our products and their proper administration, our efforts to successfully commercialize our products could be put in jeopardy, which would negatively impact our ability to generate product revenues. In addition, Afrezza is a novel insulin therapy with a distinct time-action profile and non-injectable administration, and we are therefore required to expend significant time and resources to train our sales force to be credible, persuasive and compliant with applicable laws in marketing Afrezza to physicians and to ensure that a consistent and appropriate message about Afrezza is being delivered to our potential customers.

We are responsible for the NDA for Afrezza and its maintenance. We may fail to comply with maintenance requirements, including timely submitting required reports. Further, as part of the approval of Afrezza, the FDA required us to conduct certain additional clinical studies of Afrezza. These studies will require significant capital resources, some of which may not be available to us. We have initiated one of these studies, a Phase 3 clinical trial to evaluate the safety and efficacy of Afrezza in 4-17 year-old children and adolescents. We have engaged a clinical research organization to assist us with conducting this study and have budgeted the projected costs of the study in our operating plans. The other required study is a long-term safety study that was originally intended to compare the incidence of pulmonary malignancy observed with Afrezza to that observed in a standard of care control group. We have an ongoing dialogue with the FDA regarding the agency’s current interest in the long-term safety of Afrezza and an appropriate study design to address any concerns. To date, we have not commenced a long-term safety study or budgeted any amount for it, but such a study in its original design would be anticipated to require substantial capital resources that we may not be able to obtain.

Any factor that negatively impact sales of our products, or that result in sales of our products increasing at a lower rate than expected, would also negatively impact our prospects for generating significant revenues.

Manufacturing risks may adversely affect our ability to manufacture our products and could reduce our gross margin and our profitability.*

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

In addition, we rely on our contract manufacturers in Southern China to manufacture V-Go. Our contract manufacturer uses MannKind-owned custom-designed, semi-automated manufacturing equipment and production lines to meet our quality requirements. Separate contract manufacturers in China perform release testing, sterilization, inspection and packaging functions.

As a result, our business is subject to risks associated with doing business in China, including:

•	adverse political and economic conditions, particularly those potentially negatively affecting the trade relationship between the United States and China;
•	trade protection measures, such as tariff increases, and import and export licensing and control requirements;
•	potentially negative consequences from changes in tax laws;
•	difficulties associated with the Chinese legal system, including increased costs and uncertainties associated with enforcing contractual obligations in China;
•	historically lower protection of intellectual property rights;
•	unexpected or unfavorable changes in regulatory requirements;
•	changes and volatility in currency exchange rates;
•	possible patient or physician preferences for more established pharmaceutical products and medical devices manufactured in the United States; and
•	difficulties in managing foreign relationships and operations generally.

These risks are likely to be exacerbated by our limited experience with V-Go and its manufacturing processes. As demand increases, we will have to invest additional resources to purchase components, hire and train employees, and enhance our manufacturing processes. If we fail to increase our production capacity efficiently, our sales may not increase in line with our forecasts and our operating margins could fluctuate or decline.

If our suppliers fail to deliver materials and services needed for commercial manufacturing in a timely and sufficient manner or fail to comply with applicable regulations, and if we fail to timely identify and qualify alternative suppliers, our business, financial condition and results of operations would be harmed and the market price of our common stock and other securities could decline.*

For the commercial manufacture of inhaled drug products, we need access to sufficient, reliable and affordable supplies of FDKP, the inhaler, the related cartridges and other materials. For Afrezza, we also require a supply of insulin. Currently, the only source of insulin that we have qualified for Afrezza is manufactured by Amphastar. We must rely on all of our suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin and FDKP in accordance with current good manufacturing practices (“cGMP”) for drug products, and the molding of the inhaler and cartridges components in accordance with quality system regulations (“QSRs”).

For V-Go, we generally use a small number of suppliers for our product, some parts and components of which are purchased from single-source vendors. Depending on a limited number of suppliers exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. In addition, we do not have long-term supply agreements with most of our suppliers and, in many cases, we make our purchases on a purchase order basis. Under many of our supply agreements, we have no obligation to buy any given quantity of components, and our suppliers have no obligation to manufacture for us or sell to us any given quantity of components.

Because we do not have long-standing relationships with our suppliers, we may not be able to convince them to continue to make components available to us unless there is demand for such components from their other customers. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our product, our quality control standards and regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components.

We may also have difficulty obtaining similar components from other suppliers that meet the requirements of the FDA or other regulatory agencies.  Although we conduct our own inspections and review and/or approve investigations of each supplier, there can be no assurance that the FDA, upon inspection, would find that the supplier substantially complies with the QSR or cGMP requirements, where applicable. If a supplier fails to comply with these requirements or the comparable requirements in foreign countries, regulatory authorities may subject us to regulatory action, including criminal prosecutions, fines and suspension of the manufacture of our products. If we are required to find a new or additional supplier, we will need to evaluate that supplier’s ability to provide material that meets regulatory requirements, including cGMP or QSR requirements, as well as our specifications and quality requirements, which would require significant time and expense and could delay production.

As a result, our ability to purchase adequate quantities of the components for our products may be limited. Additionally, our suppliers may encounter problems that limit their ability to manufacture components for us, including financial difficulties or damage to their manufacturing equipment or facilities. In general, if any of our suppliers is unwilling or unable to meet its supply obligations or if we encounter delays or difficulties in our relationships with manufacturers or suppliers, and we are unable to secure an alternative supply source in a timely manner and on favorable terms, our business, financial condition, and results of operations may be harmed and the market price of our common stock and other securities may decline.

If our products do not become widely accepted by physicians, patients, third-party payers and the healthcare community, we may be unable to generate significant revenue, if any.*

Our products, including products that we may develop in the future, may not gain market acceptance among physicians, patients, third-party payers and the healthcare community. Failure to achieve market acceptance would limit our ability to generate revenue and would adversely affect our results of operations.

The degree of market acceptance of our products depends on many factors, including the following:

•	Approved labeling claims;
•

Effectiveness of efforts by us or any future marketing partner to support and educate physicians about the benefits and advantages of our products, and the perceived advantages and disadvantages of competitive products;

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

If third-party payers do not cover our approved products, such products might not be prescribed, used or purchased, which would adversely affect our revenues.*

In the United States and elsewhere, sales of prescription pharmaceuticals still depend in large part on the availability of coverage and adequate reimbursement to the consumer from third-party payers, such as government health administration authorities and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services. The market for our approved products will depend significantly on access to third-party payers’ formularies, which are the lists of medications and devices for which third-party payers provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical and device companies. Also, third-party payers may refuse to include a particular branded product in their formularies or otherwise restrict patient access to a branded product when a less costly generic equivalent or other alternative is available. Even if favorable coverage and reimbursement status is attained for our products, less favorable coverage policies and reimbursement rates may be implemented in the future. In addition, because each third-party payer individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming and costly process. We may be required to provide scientific and clinical support for the use of any product to each third-party payer separately with no assurance that approval would be obtained. This process could delay the market acceptance of any product and could have a negative effect on our future revenues and operating results. Even if we succeed in bringing more products to market, we cannot be certain that any such products would be considered cost-effective or that coverage and adequate reimbursement to the consumer would be available. Patients will be unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

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

If we or any marketing partner is unable to obtain and maintain coverage of, and adequate third-party reimbursement for, our approved products, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our or any marketing partner’s ability to successfully commercialize such products and would impact our profitability, results of operations, financial condition, and prospects.

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

We may need to raise additional capital to fund our operations.*

As of June 30, 2022, we had cash, cash equivalents and short-term investments of $154.2 million and long-term investments of $32.6 million, and we had $278.8 million principal amount of outstanding debt. We may need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities, including the commercialization of our products and the development of our product candidates. It may be difficult for us to raise additional funds on favorable terms, or at all. The extent of our additional funding requirements will depend on a number of factors, including:

•	the degree to which revenue from Afrezza exceeds or does not exceed the minimum revenue covenants under the MidCap credit facility, if applicable;
•	the degree to which we are able to generate revenue from our Technosphere drug delivery platform, including through our collaborations;
•	the costs of developing and commercializing Afrezza and V-Go on our own in the United States, including the costs of expanding our commercialization capabilities;
•	the demand by any or all of the holders of our debt instruments to require us to repay or repurchase such debt securities if and when required;
•

our ability to repay or refinance existing indebtedness, and the extent to which our notes with conversion options or any other convertible debt securities we may issue are converted into or exchanged for shares of our common stock;

•	the rate of progress and costs of our clinical studies and research and development activities;
•	the costs of procuring raw materials and operating our manufacturing facility;
•	our obligation to make lease payments and milestone payments;
•	our success in establishing additional strategic business collaborations or other sales or licensing of assets, and the timing and amount of any payments we might receive from any such transactions;
•	actions taken by the FDA and other regulatory authorities affecting Afrezza, V-Go, Tyvaso DPI and our product candidates and competitive products;
•	the emergence of competing technologies and products and other market developments;
•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;
•	the level of our legal and litigation expenses; and
•	the costs of discontinuing projects and technologies, and/or decommissioning existing facilities, if we undertake any such activities.

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

We expect that our results of operations will fluctuate for the foreseeable future, which may make it difficult to predict our future performance from period to period.*

Our operating results have fluctuated in the past and are likely to do so in future periods. Some of the factors that could cause our operating results to fluctuate from period to period include the factors that will affect our funding requirements described above under “Risk Factors — We may need to raise additional capital to fund our operations.” In addition, the current inflationary environment related to increased aggregate demand and supply chain constraints has the potential to adversely affect our operating expenses.

We believe that comparisons from period to period of our financial results are not necessarily meaningful and should not be relied upon as indications of our future performance.

We may not realize the benefit of our recent acquisition of V-Go or any future acquisition or strategic transaction; we be unable to successfully integrate new products or businesses we may acquire.*

We periodically evaluate and pursue acquisition of therapeutic products. We completed the acquisition of V-Go on May 31, 2022 and it is possible that we will encounter challenges with integrating the product into our business. Moreover, the integration of any acquired business, product or other assets into our company may be complex and time-consuming and, if such businesses, products or assets are not successfully integrated, we may not achieve the anticipated benefits, cost-savings or growth opportunities. Potential difficulties that may be encountered in the integration process include the following:

•	unanticipated liabilities related to acquired assets, companies or joint ventures;
•	integrating personnel, operations and systems, while maintaining focus on producing and delivering consistent, high quality products;
•	coordinating geographically dispersed organizations;
•	diversion of management time and focus from operating our business to management of strategic alliances or joint ventures or acquisition integration challenges;
•	retention of key employees;
•	increases in our expenses and reductions in our cash available for operations and other uses;

•	retaining existing customers and attracting new customers;
•	managing inefficiencies associated with integrating the operations of our company;
•	possible write-offs or impairment charges relating to acquired assets, businesses or joint ventures.

Furthermore, these acquisitions and other arrangements, even if successfully integrated, may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or geographic markets, and expose us to additional liabilities associated with an acquired business, product, technology or other asset or arrangement. Any one of these challenges or risks could impair our ability to realize any benefit from our acquisitions or arrangements after we have expended resources on them.

Future acquisitions or dispositions could also result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition.

Our business, product sales, results of operations and ability to access capital could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, in regions where we or third parties distribute our products or where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations.*

Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we have business operations, and we could experience significant disruptions in the operations of third-party manufacturers and distributors upon whom we rely. In particular, the ongoing COVID-19 pandemic could materially affect our operations, including at our manufacturing facilities in Connecticut and Southern China and with respect to our sales force and their ability to interact with health care professionals, as well as the business or operations of our suppliers, distributors or other third parties with whom we conduct business.

The ongoing COVID-19 pandemic has resulted in a number of restrictions to reduce the spread of the disease, many of which have been eased or lifted in recent months. The emergence of new variants of the SARS-CoV-2 virus raises the possibility that recurring cycles of infection and corresponding restrictions will be imposed in the future, notwithstanding vaccination and other public health efforts. The effects of the restrictions related to the COVID-19 pandemic and our related policies addressing the pandemic, including the evolving nature of such policies, may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines. We may also face challenges or distractions as we navigate the balance between a productive workplace and the need to accommodate a certain amount of remote work by some employees at least some of the time. These and similar, and perhaps more severe, disruptions in our operations due to the COVID-19 pandemic could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In particular, our contract manufacturers in China could be impacted by that country’s zero-tolerance coronavirus policy, which has led to strict lockdowns that continue to be in place in many regions of China. Although we believe we have sufficient quantities of raw materials for planned manufacturing operations in 2022, a prolonged supply interruption of certain components could adversely affect our ability to conduct commercialization activities and planned clinical trials. In addition, we believe that the COVID-19 pandemic will continue to negatively impact the distribution of Afrezza by our partner in Brazil.

Sales and demand for our products have been adversely affected at times during the COVID-19 pandemic, and we expect this risk to continue for at least the near term. Although our sales representatives are conducting in-person sales calls to the extent permitted by state and local public health authorities and by the policies of individual healthcare providers that they interact with, they have not fully returned to conducting in-person office visits with healthcare providers, which impacts their productivity. Disruptions in the prescription volume of our products could also occur:

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

In addition, our ongoing or planned clinical trials of our products or those conducted by Cipla or our other regional partners may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 would adversely impact our clinical trial operations.

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

If we do not obtain regulatory approval of our products in foreign jurisdictions, we will not be able to market in such jurisdictions, which could limit our commercial revenues. We may not be able to establish additional regional partnerships or other arrangements with third parties for the commercialization of our products outside of the United States.*

Although Afrezza has been approved in the United States by the FDA and in Brazil by ANVISA, we have not yet obtained approval in any other jurisdiction. Similarly, V-Go has received 510(k) clearance from the FDA, but has not received a comparable approval in any other country.  In order to market our products in a foreign jurisdiction, we must obtain regulatory approval in each such foreign jurisdiction, and we may never be able to obtain such approvals. The research, testing, manufacturing, labeling, sale, import, export, marketing, and distribution of therapeutic products outside the United States are subject to extensive regulation by foreign regulatory authorities, whose regulations differ from country to country. We will be required to comply with the different regulations and policies of the jurisdictions where we seek approval for our products, and we have not yet identified all of the requirements that we will need to satisfy to submit our products for approval for other jurisdictions. This will require additional time, expertise and expense, including the potential need to conduct additional studies or development work for other jurisdictions beyond the work that we have conducted to support the approval of our products in the United States.

Our current strategy for the future commercialization of our products outside of the United States, subject to receipt of the necessary regulatory approvals, is to seek, establish and maintain regional partnerships in foreign jurisdictions where there are commercial opportunities. It may be difficult to find or maintain collaboration partners that are able and willing to devote the time and resources necessary to successfully commercialize our products. Collaborations with third parties may require us to relinquish material rights, including revenue from commercialization, agree to unfavorable terms or assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We may also face significant competition in seeking collaboration partners, and may not be able to find a suitable collaboration partner in a timely manner on acceptable terms, or at all. Any of these factors could cause delay or prevent the successful commercialization of our products in foreign jurisdictions and could have a material and adverse impact on our business, financial condition and results of operations and the market price of our common stock and other securities could decline.

We may not be successful in our efforts to develop and commercialize our product candidates.*

We have generally sought to develop inhaled therapeutic product candidates through our internal research programs. All such product candidates will require additional research and development and, in some cases, significant preclinical, clinical and other testing prior to seeking regulatory approval to market them. Accordingly, these product candidates will not be commercially available for a number of years, if at all. Further research and development on these programs will require significant financial resources. Given our limited financial resources, we may not be able to advance these programs into clinical development unless we are able to obtain specific funding for these programs or enter into collaborations with third parties.

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

We have a history of operating losses. We expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

We are not currently profitable and have rarely generated positive net cash flow from operations. As of June 30, 2022, we had an accumulated deficit of $3.2 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of Afrezza and advance product candidates in our pipeline. In addition, under our Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin through 2027. As of June 30, 2022, there was approximately $73.4 million remaining in aggregate purchase commitments under this agreement. We may not have the necessary capital resources to service this contractual commitment.

Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Our ability to achieve and sustain positive cash flow from operations and profitability depends heavily upon successfully commercializing our products, and we cannot be sure when, if ever, we will generate positive cash flow from operations or become profitable.

We have a substantial amount of debt, and we may be unable to make required payments of interest and principal as they become due.*

The notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q provide details about our various debt obligations. As of June 30, 2022, we had $278.8 million principal amount of outstanding debt, consisting of:

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

•

$8.8 million principal amount of indebtedness under the Mann Group convertible note bearing interest at a fixed rate of 2.50% per annum compounded quarterly and maturing in December 2025, which is convertible into shares of our common stock at the option of Mann Group at a conversion price of $2.50 per share. Interest is paid-in-kind from August 2019 until the end of 2020, after which we have the option to pay interest in-kind or in shares.

Under the MidCap credit facility, our interest rate on borrowed amounts is dependent on one-month LIBOR, which is the basic rate of interest used in lending between banks on the London interbank market. LIBOR is widely used as a reference for setting the interest rate on loans globally. In March 2021, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that the one-month LIBOR will either cease to be provided by any administrator or no longer be representative, effective immediately after June 30, 2023. The United States Federal Reserve has also advised banks to cease entering into new contracts that use LIBOR as a reference rate. Before one-month LIBOR is phased out, we may need to renegotiate the MidCap credit facility to replace one-month LIBOR with a new standard, which has not yet been agreed upon. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. We are not able to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase-out could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot entirely be predicted, but could result in higher interest rates on our loans under the MidCap credit facility. Furthermore, we cannot predict or quantify the time, effort and cost required to transition to the use of new benchmark rates, including with respect to negotiating and implementing any necessary changes to existing contractual agreements, and implementing changes to our systems and processes. Additionally, if interest rates continue to increase, as they have been throughout 2022, we would be obligated to make higher interest payments to our lenders under the MidCap credit facility. We cannot provide assurance that future interest rate changes will not have a material negative impact on our business, financial position, or operating results.

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

Our products and product candidates may be rendered obsolete by rapid technological change.*

The rapid rate of scientific discoveries and technological changes could result in our approved products or one or more of our product candidates becoming obsolete or noncompetitive. Our competitors may develop or introduce new products that render our technology or products less competitive, uneconomical or obsolete. Our future success may depend not only on our ability to develop our product candidates, but also our ability to improve them in order to keep pace with emerging industry developments. We cannot assure you that we will be able to do so.

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

Continued testing of our products and product candidates may not yield successful results, and even if it does, we may still be unable to successfully commercialize our product candidates.*

Forecasts about the effects of the use of drugs, including Afrezza, over terms longer than the clinical studies or in much larger populations may not be consistent with the earlier clinical results. If long-term use of a drug results in adverse health effects or reduced efficacy or both, the FDA or other regulatory agencies may terminate our or any future marketing partner’s ability to market and sell the drug, may narrow the approved indications for use or otherwise require restrictive product labeling or marketing, or may require further clinical studies, which may be time-consuming and expensive and may not produce favorable results.

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

The safety and efficacy of V-Go is not supported by long-term clinical data, which could limit sales and could lead to unforeseen negative effects.*

V-Go has received pre-market clearance under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA. This process typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. As a result, we currently lack significant published long-term clinical data supporting the safety and efficacy of V-Go and the benefits it offers that might have been generated in connection with other approval processes. For these reasons, adults who require insulin and their healthcare providers may be slower to adopt or recommend V-Go, we may not have comparative data that our competitors have or are generating, and third-party payors may not be willing to provide coverage or reimbursement for V-Go. Further, future studies or clinical experience may indicate that treatment with V-Go is not superior to treatment with competitive products. Such results could slow the adoption of V-Go and significantly reduce our sales, which could prevent us from achieving our forecasted sales targets or achieving or sustaining profitability. Moreover, if future results and experience indicate that V-Go causes unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension or withdrawal of FDA clearance or approval, significant legal liability or harm to our business reputation.

If product liability claims are brought against us, we may incur significant liabilities and suffer damage to our reputation.*

The testing, manufacturing, marketing and sales of our products and any clinical testing of our product candidates expose us to potential product liability claims. A product liability claim may result in substantial judgments as well as consume significant financial and management resources and result in adverse publicity, decreased demand for a product, injury to our reputation, withdrawal of clinical studies volunteers and loss of revenues. We currently carry worldwide product liability insurance in the amount of $10.0 million as well as an errors and omissions policy in the amount of $1.0 million. Our insurance coverage may not be adequate to satisfy any liability that may arise, and because insurance coverage in our industry can be very expensive and difficult to obtain, we cannot assure you that we will seek to obtain, or be able to obtain if desired, sufficient additional coverage. If losses from such claims exceed our liability insurance coverage, we may incur substantial liabilities that we may not have the resources to pay. If we are required to pay a product liability claim our business, financial condition and results of operations would be harmed and the market price of our common stock and other securities may decline.

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

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.*

At least for the foreseeable future, we expect that our manufacturing facility in Connecticut will be the sole location for the manufacturing of Afrezza and Tyvaso DPI. Similarly, our contract manufacturer in Southern China is the only location for the assembly of V-Go.  Additional contract manufacturers in China perform release testing, sterilization, inspection and packaging functions.  These facilities and the specialized manufacturing equipment we use at them would be costly to replace and could require substantial lead-time to repair or replace. We depend on our facilities and on collaborators, contractors and vendors for the continued operation of our business. Natural disasters or other catastrophic events, including interruptions in the supply of natural resources, political and governmental changes, severe weather conditions, public health pandemics or epidemics (including, for example, the ongoing COVID-19 pandemic), wars, conflicts (including the current Russia-Ukraine conflict), wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, volcanic eruptions, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. We might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs or cause interruptions in our commercialization of our products.

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

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products) or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our workforce that works remotely at least part of the time pose increased risks to our information technology systems and data, as our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

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

We also are required to register our establishments and list our products with the FDA and certain state agencies. We and any third-party manufacturers or suppliers must continually adhere to federal regulations setting forth cGMP (for drugs) and QSR (for medical devices), and their foreign equivalents, which are enforced by the FDA and other national regulatory bodies through their facilities inspection programs. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers or suppliers will be obligated to expend time, money and effort in production, record-keeping and quality control to ensure that our products meet applicable specifications and other requirements. QSR requirements also impose extensive testing, control and documentation requirements. State regulatory agencies and the regulatory agencies of other countries have similar requirements. In addition, we will be required to comply with regulatory requirements of the FDA, state regulatory agencies and the regulatory agencies of other countries concerning the reporting of adverse events and device malfunctions, corrections and removals (e.g., recalls), promotion and advertising and general prohibitions against the manufacture and distribution of adulterated and misbranded devices. Failure to comply with these regulatory requirements could result in significant civil fines, product seizures, injunctions and/or criminal prosecution of responsible individuals and us. Any such actions would have a material adverse effect on our business, financial condition and results of operations.

FDA and comparable foreign regulatory authorities subject any approved therapeutic product to extensive and ongoing regulatory requirements concerning the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The FDA and other regulatory authorities impose significant restrictions on approved products through regulations on advertising, promotional and distribution activities. This oversight encompasses, but is not limited to, direct-to-consumer advertising, healthcare provider-directed advertising and promotion, sales representative communications to healthcare professionals, promotional programming and promotional activities involving the Internet. Regulatory authorities may also review industry-sponsored scientific and educational activities that make representations regarding product safety or efficacy in a promotional context. Prescription drugs may be promoted only for the approved indications in accordance with the approved label. The FDA and other regulatory authorities may take enforcement action against a company for promoting unapproved uses of a product or for other violations of its advertising and labeling laws and regulations. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. Enforcement action may include product seizures, injunctions, significant civil or criminal penalties or regulatory letters, which may require corrective advertising or other corrective communications to healthcare professionals. Failure to comply with such regulations also can result in adverse publicity or increased scrutiny of company activities by the U.S. Congress or other legislators. Certain states have also adopted regulations and reporting requirements surrounding the promotion of pharmaceuticals. Failure to comply with state requirements may affect our ability to promote or sell our products in certain states.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, delay the submission or review of an application or require additional expenditures by us. In addition, interested parties (such as individuals, advocacy groups and competing pharmaceutical companies) can file a citizen petition with the FDA to request policy change or some form of administrative action on the FDA’s part, including with respect to an NDA. For example, in July 2021, a third party submitted a citizen petition to the FDA requesting that the FDA refuse to approve Tyvaso DPI, and/or impose additional requirements in order to approve the product. This prompted the FDA to request additional information concerning Tyvaso DPI prior to granting approval in May 2022. If successful, a citizen petition can significantly delay, or even prevent, the approval of a drug product.

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

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payers to contain or reduce the costs of healthcare through various means. In the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. In addition, Congress is considering additional health reform measures. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that there will continue to be a number of federal and state proposals to implement similar and/or additional governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private third-party payers may take in response to any drug pricing and reimbursement reform proposals or legislation. For example, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic. Such reforms may limit our ability to generate revenues from sales of our products and achieve profitability. Further, to the extent that such reforms have a material adverse effect on our ability to commercialize our products and product candidates under development, our business, financial condition and profitability may be adversely affected.

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

•

The federal Physician Payments Sunshine Act under PPACA, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians (defined to include defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members.

•

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program or falsifying, concealing, or covering up a material fact in connection with the delivery of or payment for health care benefits.

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information on entities subject to the law, such as certain healthcare providers, health plans, and healthcare clearinghouses and their respective business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information as well as their covered subcontractors.

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

Reports of side effects or safety concerns in related technology fields or in other companies’ clinical studies could delay or prevent us from obtaining regulatory approval for our product candidates or negatively impact public perception of our approved products.*

There are a number of clinical studies being conducted by other pharmaceutical companies involving compounds similar to, or potentially competitive with, our product candidates. Adverse results reported by these other companies in their clinical studies could delay or prevent us from obtaining regulatory approval, may subject our products to class warnings in their labels or negatively impact public perception of our product candidates, which could harm our business, financial condition and results of operations and cause the market price of our common stock and other securities to decline.

Our portfolio of investment securities may require us to register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940 (“‘40 Act”).*

The rules and interpretations of the SEC and the courts relating to the definition of "investment company" are very complex. Although we are a biopharmaceutical company and we do not hold ourselves out as an investment company, based on our investment securities as of the most recent balance sheet date set forth in this report, the value of our investment securities relative to our total assets (exclusive of government securities and cash items) exceeds safe harbor limits prescribed in the ’40 Act. We can provide no assurance that the SEC would not take the position that we would be required to register under the ‘40 Act and comply with the ‘40 Act’s registration and reporting requirements, capital structure requirements, affiliate transaction restrictions, conflict of interest rules, requirements for disinterested directors, and other substantive provisions. If we were required to register as an “investment company” and be subject to the restrictions of the ‘40 Act, those restrictions likely would require significant changes in the way we do business and add significant administrative costs and burdens to our operations. To ensure we do not fall within the ‘40 Act, we may need to take various actions which we might otherwise not pursue. These actions may include modifying our mixture of assets and income or a liquidation of certain of our assets.

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

Moreover, the term of a patent is limited and, as a result, the patents protecting our products expire at various dates. As and when these different patents expire, our products could become subject to increased competition. As a consequence, we may not be able to recover our development costs.

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

RISKS RELATED TO OUR COMMON STOCK

We may not be able to generate sufficient cash to service all of our indebtedness and commitments. We may be forced to take other actions to satisfy our obligations or we may experience a financial failure.*

Our ability to make scheduled payments on our lease and debt obligations will depend on our financial and operating performance, which is subject to the commercial success of our products, the extent to which we are able to successfully develop and commercialize our Technosphere drug delivery platform and any other product candidates that we develop, prevailing economic and competitive conditions, and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness and lease obligations. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled obligations or that these actions would be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations when due.

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

The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:

•	our ability to obtain marketing approval for our products outside of the United States and to find collaboration partners for the commercialization of our products in foreign jurisdictions;
•	future estimates of product sales, Tyvaso DPI royalties, prescriptions or other operating metrics;

•	our ability to successfully commercialize other products based on our Technosphere drug delivery platform;
•	the progress and results of preclinical and clinical studies of our product candidates and of post-approval studies of approved products that are required by the FDA;
•	general economic, political or stock market conditions, especially for emerging growth and pharmaceutical market sectors;
•	geopolitical events, such as the current Russia-Ukraine conflict;
•	legislative developments;
•	disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic;
•	changes in the structure of the healthcare payment systems;
•

announcements by us, our collaborators, or our competitors concerning clinical study results, acquisitions, strategic alliances, technological innovations, newly approved commercial products, product discontinuations, or other developments;

•	the availability of critical materials used in developing and manufacturing our products and product candidates;
•	developments or disputes concerning our relationship with any of our current or future collaborators or third party manufacturers;
•	developments or disputes concerning our patents or proprietary rights;
•	the expense and time associated with, and the extent of our ultimate success in, securing regulatory approvals;
•	announcements by us concerning our financial condition or operating performance;
•	changes in securities analysts’ estimates of our financial condition or operating performance;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	the trades of short sellers;
•

our ability, or the perception of investors of our ability, to continue to meet all applicable requirements for continued listing of our common stock on The Nasdaq Global Market, and the possible delisting of our common stock if we are unable to do so;

•	the status of any legal proceedings or regulatory matters against or involving us or any of our executive officers and directors; and
•

discussion of our products, competitors’ products, or our stock price by the financial and scientific press, the healthcare community and online investor communities such as chat rooms. In particular, it may be difficult to verify statements about us that appear on interactive websites that permit users to generate content anonymously or under a pseudonym. Statements attributed to company officials may, in fact, have originated elsewhere.

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

The future sale of our common stock or the exchange or conversion of our convertible debt into common stock could negatively affect the market price of our common stock and other securities.*

As of July 29, 2022, we had 257,338,259 shares of common stock outstanding. All of these shares are available for public sale, subject in some cases to volume and other limitations. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise, the issuance of additional shares of our common stock upon the exchange or conversion of the Mann Group promissory notes, or the Senior convertible notes, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

Unstable market, economic and geopolitical conditions may have serious adverse consequences on our business, financial condition and stock price.*

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

Other international and geopolitical events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the second quarter of 2022, the Mann Group converted $10.0 million of principal and capitalized interest under the Mann Group convertible note into 4,000,000 shares of common stock. In addition, we elected to pay quarterly interest under the Mann Group convertible note by issuing the Mann Group 31,541 shares of common stock. See Note 9 – Borrowings.

We relied on an exemption from registration provided by Section 3(a)(9) or 4(a)(2) of the Securities Act of 1933, as amended, for the issuance of the shares described above.

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

10.1

Third Amendment to Office Lease, dated April 8, 2022, between MannKind Corporation and Russell Ranch Road II LLC. (incorporated by reference to Exhibit 10.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on May 5, 2022)

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

Dated: August 9, 2022	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ STEVEN B. BINDER
Steven B. Binder
Chief Financial Officer (Principal Financial and Accounting Officer)