Form 10-Q
period 2022-09-30
MANNKIND CORP
filed 2022-11-08
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, there were 263,195,593 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2022

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$54,308	$124,184
Short-term investments	110,738	79,932
Accounts receivable, net	23,493	4,739
Inventory	18,273	7,152
Prepaid expenses and other current assets	11,569	3,482
Total current assets	218,381	219,489
Property and equipment, net	41,182	36,612
Goodwill	3,067	—
Other intangible asset	1,169	—
Long-term investments	12,728	56,619
Other assets	17,310	8,441
Total assets	$293,837	$321,161

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$9,871	$6,956
Accrued expenses and other current liabilities	30,350	27,419
Financing liability — current	9,525	6,977
Deferred revenue — current	1,786	827
Recognized loss on purchase commitments — current	8,065	6,170
Total current liabilities	59,597	48,349
Senior convertible notes	225,034	223,944
Midcap credit facility	39,155	38,833
Mann Group convertible note	8,829	18,425
Accrued interest — promissory note	56	404
Financing liability — long term	94,484	93,525
Recognized loss on purchase commitments — long term	62,173	76,659
Operating lease liability	5,666	1,040
Deferred revenue — long term	31,996	19,543
Milestone liabilities	4,524	4,838
Deposits from customer	—	4,950
Total liabilities	531,514	530,510
Commitments and contingencies (Note 15)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value - 400,000,000 shares authorized, 263,156,165 and 251,477,562 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2,632	2,515
Additional paid-in capital	2,960,419	2,918,205
Accumulated other comprehensive loss	(1,206)	—
Accumulated deficit	(3,199,522)	(3,130,069)
Total stockholders' deficit	(237,677)	(209,349)
Total liabilities and stockholders' deficit	$293,837	$321,161

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Net revenue — commercial product sales	$16,259	$9,753	$38,807	$27,828
Revenue — collaborations and services	10,346	12,458	18,380	35,099
Royalties — collaborations	6,220	—	6,524	—
Total revenues	32,825	22,211	63,711	62,927
Expenses:
Cost of goods sold	5,021	3,812	11,922	12,538
Cost of revenue — collaborations and services	12,439	6,075	29,451	14,885
Research and development	4,136	3,655	12,565	8,426
Selling, general and administrative	22,638	17,221	69,378	54,690
Asset impairment	—	106	—	106
Gain on foreign currency translation	(1,799)	(2,068)	(8,285)	(5,003)
Loss on purchase commitments	—	—	—	339
Total expenses	42,435	28,801	115,031	85,981
Loss from operations	(9,610)	(6,590)	(51,320)	(23,054)
Other (expense) income:
Interest income, net	663	36	1,556	64
Interest expense on financing liability	(2,466)	—	(7,280)	—
Interest expense on notes	(2,812)	(2,803)	(12,202)	(12,435)
Gain (loss) on extinguishment of debt, net	—	4,930	—	(17,200)
Other (expense) income	(207)	1	(207)	(240)
Total other expense	(4,822)	2,164	(18,133)	(29,811)
Loss before provision for income taxes	(14,432)	(4,426)	(69,453)	(52,865)
Provision for income taxes	—	—	—	—
Net loss	$(14,432)	$(4,426)	$(69,453)	$(52,865)
Net loss per share - basic and diluted	$(0.06)	$(0.02)	$(0.27)	$(0.21)
Shares used to compute net loss per share - basic and diluted	259,300	249,910	254,974	248,624

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(14,432)	$(4,426)	$(69,453)	$(52,865)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	—	(1,206)	—
Comprehensive loss	$(14,432)	$(4,426)	$(70,659)	$(52,865)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

	Common Stock		Additional	Accumulated Other	Accumulated
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Total
BALANCE, JANUARY 1, 2021	242,118	$2,421	$2,866,303	$—	$(3,049,143)	$(180,419)
Net issuance of common stock associated with stock options and restricted stock units	390	4	393	—	—	397
Issuance of common stock under Employee Stock Purchase Plan	293	3	387	—	—	390
Stock-based compensation expense	—	—	1,935	—	—	1,935
Issuance of common stock pursuant to conversion of the Mann Group convertible note	3,830	38	9,535	—	—	9,573
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	170	2	425	—	—	427
Issuance of common stock pursuant to conversion of the 2024 convertible notes	1,667	17	4,983	—	—	5,000
Issuance of common stock pursuant to payoff of the 2024 convertible note interest	27	—	143	—	—	143
Issuance of at-the-market placement	578	6	1,880	—	—	1,886
Issuance costs associated with at-the- market placement	—	—	(38)	—	—	(38)
Net loss	—	—	—	—	(12,916)	(12,916)
BALANCE, MARCH 31, 2021	249,073	$2,491	$2,885,946	$—	$(3,062,059)	$(173,622)
Net issuance of common stock associated with stock options and restricted stock units	520	5	(550)	—	—	(545)
Stock-based compensation expense	—	—	3,926	—	—	3,926
Premium on Mann Group convertible note	—	—	22,107	—	—	22,107
Issuance of common stock from market price stock purchase	25	—	106	—	—	106
Net loss	—	—	—	—	(35,523)	(35,523)
BALANCE, JUNE 30, 2021	249,618	$2,496	$2,911,535	$—	$(3,097,582)	$(183,551)
Issuance of common stock associated with debt interest payment	394	4	(594)	—	—	(590)
Net issuance of common stock associated with stock options and restricted stock units	234	2	698	—	—	700
Stock-based compensation expense	—	—	3,179	—	—	3,179
Net loss	—	—	—	—	(4,426)	(4,426)
BALANCE, SEPTEMBER 30, 2021	250,246	$2,502	$2,914,818	$—	$(3,102,008)	$(184,688)

	Common Stock		Additional	Accumulated Other	Accumulated
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Total
BALANCE, JANUARY 1, 2022	251,478	$2,515	$2,918,205	$—	$(3,130,069)	$(209,349)
Net issuance of common stock associated with stock options and restricted stock units	450	4	125	—	—	129
Issuance of common stock under Employee Stock Purchase Plan	233	2	738	—	—	740
Stock-based compensation expense	—	—	2,806	—	—	2,806
Issuance of common stock from market price stock purchase plan	252	3	681	—	—	684
Cumulative loss on available-for-sale securities	—	—	—	(1,076)	—	(1,076)
Net loss	—	—	—	—	(25,998)	(25,998)
BALANCE, MARCH 31, 2022	252,413	$2,524	$2,922,555	$(1,076)	$(3,156,067)	$(232,064)
Issuance of common stock pursuant to conversion of Mann Group convertible note	3,838	39	9,557	—	—	9,596
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	193	2	518	—	—	520
Net issuance of common stock associated with stock options and restricted stock units	833	8	(385)	—	—	(377)
Stock-based compensation expense	—	—	4,422	—	—	4,422
Cumulative loss on available-for-sale securities	—	—	—	(130)	—	(130)
Net loss	—	—	—	—	(29,023)	(29,023)
BALANCE, JUNE 30, 2022	257,277	$2,573	$2,936,667	$(1,206)	$(3,185,090)	$(247,056)

Issuance of at-the-market placement	5,060	51	19,739	—	—	19,790
Issuance costs associated with at-the- market placement	—	—	(381)	—	—	(381)
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	26	—	99	—	—	99
Issuance of common stock under Employee Stock Purchase Plan	298	3	870	—	—	873
Net issuance of common stock associated with stock options and restricted stock units	495	5	(197)	—	—	(192)
Stock-based compensation expense	—	—	3,622	—	—	3,622
Net loss	—	—	—	—	(14,432)	(14,432)
BALANCE, SEPTEMBER 30, 2022	263,156	$2,632	$2,960,419	$(1,206)	$(3,199,522)	$(237,677)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,453)	$(52,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,850	9,040
Interest expense on financing liability	7,127	—
Interest on milestone payment	—	3,663
Depreciation and amortization	4,504	2,995
Amortization of right-of-use assets	2,655	505
Interest expense on Mann Group promissory note	270	—
Gain on foreign currency translation	(8,285)	(5,003)
Write-off of inventory	1,368	—
Payment-in-kind interest on Mann Group promissory note	—	1,480
Loss on extinguishment of debt	—	17,200
Asset impairment	—	106
Changes in operating assets and liabilities:
Accounts receivable, net	(18,499)	(5,227)
Inventory	(1,337)	(2,509)
Prepaid expenses and other current assets	(8,087)	(105)
Other assets	(568)	(439)
Accounts payable	2,916	3,946
Accrued expenses and other current liabilities	(2,935)	3,471
Deferred revenue	13,412	(19,369)
Operating lease liabilities	(2,985)	(1,367)
Recognized loss on purchase commitments	(4,306)	(4,972)
Accrued interest on Mann Group Mann Group promissory note	—	(4,919)
Customer deposits	(4,950)	5,007
Net cash used in operating activities	(78,303)	(49,362)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of debt securities	82,584	105,724
Purchase of debt securities	(70,128)	(235,406)
Acquisition of V-Go	(15,099)	—
Purchase of available-for-sale securities	(5,000)	(3,000)
Purchase of property and equipment	(2,493)	(6,276)
Net cash used in investing activities	(10,136)	(138,958)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on financing liability	(2)	—
Proceeds from market price stock purchase plan	684	106
Payment of employment taxes related to vested restricted stock units and exercise of stock options	(440)	(738)
Proceeds from the Senior convertible notes	—	230,000
Issuance costs associated with Senior convertible notes	—	(7,268)
Principal payments on Mann Group Mann Group promissory note	—	(35,051)
Payment of MidCap credit facility	—	(10,000)
Payment of MidCap credit facility prepayment penalty	—	(1,000)
Milestone payment	(1,088)	(5,000)
Proceeds from at-the-market offering	19,790	1,886
Issuance costs associated with at-the-market offering	(381)	(38)
Net cash provided by financing activities	18,563	172,897
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(69,876)	(15,423)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	124,184	67,163
CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,308	$51,740
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash	$5,143	$10,535
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of investments from long-term to current	72,090	20,747
Payments on debt and interest through common stock issuance	10,215	15,145
Modification of operating leases	3,794	(744)
Addition of right-of-use asset	1,812	744
Non-cash construction in progress and property and equipment	1,433	154
Common stock issuance to settle employee stock purchase plan liability	1,613	1,090
Contingent milestone liability	610	—
Premium on Mann Group convertible note	—	22,107
Forgiveness of PPP loan	—	(4,873)

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2022 may not be indicative of the results that may be expected for the full year.

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

The Company is not currently profitable and has rarely generated positive net cash flow from operations. In addition, the Company expects to continue to incur significant expenditures for the foreseeable future in support of its manufacturing operations, sales and marketing costs for its diabetes products, and development of other product candidates in the Company’s pipeline. As of September 30, 2022, the Company had capital resources of $54.3 million in cash and cash equivalents, $110.7 million in short-term investments, $12.7 million in long-term investments, $278.8 million of total principal amount of outstanding borrowings, $104.0 million of total amount of financial liability related to a sale-leaseback transaction, and an accumulated deficit of $3.2 billion.

In August 2019, MannKind and its wholly owned subsidiary, MannKind LLC, entered into a credit and security agreement with MidCap Financial Trust (as amended, the “MidCap Credit Facility”). The MidCap Credit Facility currently provides a secured term loan facility with a potential aggregate principal amount of up to $100.0 million, with a balance of $40.0 million borrowed as of September 30, 2022. The final $60.0 million tranche became available through June 30, 2022 after the Tyvaso DPI approval by the FDA.  The Company did not exercise its right to borrow the final tranche. See Note 9 – Borrowings. In March 2021, the Company issued $230.0 million of 2.50% convertible senior notes due 2026 (the “Senior convertible notes”) to provide additional operating capital and pay down higher cost debt.

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

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analysis also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates detailed below as of September 30, 2022 and, therefore, the transaction price was not reduced further during the nine months ended September 30, 2022. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net revenue — commercial product sales and earnings in the period such variances become known.

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

The Company’s net revenue and cost of revenue and goods sold as shown on the condensed consolidated statement of operations is comprised of revenue generated from product sales, services and royalties as shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue (in thousands)
Product sales(1)	$26,175	$9,753	$54,602	$27,828
Services(2)	430	12,458	2,585	35,099
Royalties(3)	6,220	—	6,524	—
Total net revenue	$32,825	$22,211	$63,711	$62,927

_________________________

(1)	Amounts represent the sales of Afrezza and V-Go to wholesalers and specialty pharmacies and Tyvaso DPI to UT.
(2)

Amounts represent revenue generated from our collaboration arrangements, including Next-Gen R&D Services (as defined in Note 10) for UT as well as arrangements with other collaboration partners.  See Note 10 – Collaboration, Licensing and Other Arrangements.

(3)	Amounts represent royalties on UT’s net sales of Tyvaso DPI.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold and cost of revenue (in thousands)
Product sales	$17,067	$3,812	$39,424	$12,538
Services	393	6,075	1,949	14,885
Total cost of goods sold and cost of revenue	$17,460	$9,887	$41,373	$27,423

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

Cash and Cash Equivalents — The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of September 30, 2022 and December 31, 2021, cash equivalents were comprised of money market funds, corporate bonds and commercial paper accounts with original maturities less than 90 days from the date of purchase.

Held-to-Maturity Investments — The Company’s investments generally consist of commercial paper, corporate notes or bonds and U.S. Treasury securities. As of September 30, 2022, the Company held short-term and long-term investments of debt securities, including commercial paper and bonds. The Company assesses whether it has any intention to sell the investment before maturity, whether any declines in fair value are the result of credit losses, as well as whether there were other-than-temporary impairments associated with the available for sale investment. The Company intends to hold its investments until maturity; therefore, these investments are stated at amortized cost. The investments with maturities less than 12 months are included in short-term investments and investments with maturities in excess of twelve months are included in long-term investments in the condensed consolidated balance sheets. The amortization or accretion of the Company’s investments is recognized as interest income in the condensed consolidated statements of operations.

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

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and investments. Cash and cash equivalents are held in high credit quality institutions. Cash equivalents consist of interest-bearing money market funds and U.S. Treasury securities with original or remaining maturities of 90 days or less at the time of purchase. Investments generally consist of commercial paper, corporate notes or bonds and U.S. Treasury securities. The cash equivalents and investments are regularly monitored by management.

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

Inventories — Inventories are stated at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first-out, or FIFO, method. The Company capitalizes inventory costs associated with the Company’s products based on management’s judgment that future economic benefits are expected to be realized; otherwise, such costs are expensed as incurred as cost of goods sold. The Company uses a contract manufacturing organization outside of the U.S. for certain stages of V-Go inventory.

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

The Company tests for impairment annually on a reporting unit basis, at the beginning of the Company’s fourth fiscal quarter and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. To the extent the carrying amount of a reporting unit is less than its estimated fair value, an impairment charge will be recorded.

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

Recognized Loss on Purchase Commitments — The Company assesses whether losses on long-term purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for the future purchases are recognized unless recoverable. When making the assessment, the Company also considers whether it is able to renegotiate with its vendors. The recognized loss on purchase commitments is reduced as inventory items are received. If, subsequent to an accrual, a purchase commitment is successfully renegotiated, the gain is recognized in the Company’s condensed consolidated statements of operations. The liability balance of the recognized loss on insulin purchase commitments as of September 30, 2022 and December 31, 2021 was $70.2 million and $82.8 million, respectively. No new contracts were identified in 2021 or in the first nine months of 2022 that required a new loss on purchase commitment accrual.

Milestone Rights Liability — In July 2013, in conjunction with the execution of a (now repaid) loan agreement with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”), the Company entered into a Milestone Rights Purchase Agreement (the “Milestone Rights Agreement”) pursuant to which the Company issued certain  milestone rights to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (the “Original Milestone Purchasers”). The foregoing milestone rights provided the Original Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $60.0 million of which remains payable upon achievement of such milestones (collectively, the “Milestone Rights”). In December 2021, the Milestone Rights were purchased by Barings Global Special Situations Credit Fund 4 (Delaware), L.P. and Barings Global Special Situations Credit 4 (LUX) S.ar.l. (together the “Milestone Purchasers”). As a result, the Milestone Purchasers have assumed the obligations of the Original Milestone Purchasers and is now entitled to all rights under the Milestone Rights Agreement. As of September 30, 2022, $60.0 million remained payable pursuant to the Milestone Rights Agreement upon achievement of Afrezza net sales milestones. The Milestone Rights liability is reported at fair value at the date of the agreement which is periodically offset against payments. (See Note 11 – Fair Value of Financial Instruments).

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

Recently Issued Accounting Standards — In March 2020, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard to ease the financial reporting burdens caused by the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, commonly referred to as reference rate reform. The new standard provides temporary optional expedients and exceptions to current GAAP guidance on contract modifications and hedge accounting. Specifically, a modification to transition to an alternative reference rate is treated as an event that does not require contract remeasurement or reassessment of a previous accounting treatment. Moreover, for all types of hedging relationships, an entity is permitted to change the reference rate without having to redesignate the hedging relationship. The standard is generally effective for all contract modifications made and hedging relationships evaluated through December 31, 2022. In January 2021, the FASB issued a new accounting standard that expanded the scope of the original March 2020 standard to include derivative instruments on discounting transactions. The Company has adopted these standards in the third quarter of 2022 using the prospective method and has determined there is no impact on our condensed consolidated financial statements.

In November 2021, the FASB issued a new accounting standard around the recognition and measurement of contract assets and contract liabilities from revenue contracts with customers acquired in a business combination. The new standard clarifies that contract assets and contract liabilities acquired in a business combination from an acquiree should initially be recognized by applying revenue recognition principles and not at fair value. The standard is effective for interim and annual periods beginning on January 1, 2023, and early adoption is permitted. The impact of this standard will depend on the facts and circumstances of future transactions.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s condensed consolidated financial position or results of operations upon adoption.

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

The information below reflects the preliminary amounts of identifiable assets acquired and liabilities assumed as of the Acquisition Date (in thousands):

Amount
Assets:
Inventory	$11,152
Property and equipment	2,921
Goodwill	3,067
Intangible asset - Developed technology	1,200
Operating lease right-of-use assets	1,812
Total assets	20,152
Liabilities:
Liabilities assumed	2,631
Operating lease liability	1,812
Total liabilities	4,443
Net assets acquired	$15,709

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

The Company incurred acquisition-related costs of approximately $0.2 million and $0.4 million for the three and nine months ended September 30, 2022, respectively.

Supplemental Pro Forma Information (unaudited)

Net revenue for the three and nine months ended September 30, 2022 was $5.4 million and $7.5 million, respectively, and loss from operations for the three and nine months ended September 30, 2022 was $0.2 million and $0.1 million, respectively, since the Acquisition Date. The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition had occurred on January 1, 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$30,752	$28,087	$73,874	$79,665
Net loss	(14,124)	(4,264)	(69,020)	(53,005)

Net loss per share - basic and diluted	$(0.05)	$(0.02)	$(0.27)	$(0.21)

These pro forma amounts have been calculated by applying the Company’s accounting policies assuming transaction costs had been incurred beginning January 1, 2021. The Company did not have any other material nonrecurring pro forma adjustments directly attributable to the acquisition included in the reported pro forma revenue and loss.

3. Investments

Held-to-Maturity Investments — Investments consist of highly liquid investments that are intended to facilitate liquidity and capital preservation. As of September 30, 2022, the Company held $110.7 million of short-term investments and $12.7 million of long-term investments. As of December 31, 2021, the Company held $79.9 million of short-term investments and $56.6 million of long-term investments. For the three and nine months ended September 30, 2022, the Company recognized $0.7 million and $1.6 million of interest income on investments and $0.2 million and $0.6 million of amortization on certain investments. The interest income net of amortization on investments is reflected as interest income, net on the condensed consolidated statement of operations. For the three and nine months ended September 30, 2021, the Company recognized a de minimis amount of interest income on investments. No allowance for credit losses on held-to-maturity securities was required as of September 30, 2022.

Available-for-Sale Investment — The Thirona convertible notes are classified as available-for-sale securities and are included in other assets in the condensed consolidated balance sheet. Available-for-sale investments are subsequently measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company determines fair value of its available-for-sale investments using level 3 inputs. The Company evaluated the fair value of its investment in Thirona as of September 30, 2022 by applying a Monte Carlo simulation and determined that the fair value was $6.8 million.  The fair value of the investment in Thirona as of December 31, 2021 was $3.0 million, which approximated carrying value. For the nine months ended September 30, 2022, an unrealized holding loss of $1.2 million was recognized as other comprehensive loss in our condensed consolidated statements of comprehensive loss and condensed consolidated statements of stockholders’ deficit.

The fair value of the cash equivalents, long-term and short-term investments are disclosed below (amounts in millions).

	September 30, 2022
	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial bonds and paper	Level 2	$81.7	$(0.9)	$80.8
Money market funds	Level 1	43.4	—	43.4
U.S. Treasuries	Level 2	42.8	(0.8)	42.0
Total cash equivalents and investments		167.9	(1.7)	166.2
Less cash equivalents		(44.4)	—	(44.4)
Total Investments		$123.5	$(1.7)	$121.8

	December 31, 2021
	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial bonds and paper	Level 2	$115.2	$0.2	$115.0
Money market funds	Level 1	21.3	—	21.3
U.S. Treasuries	Level 2	23.9	0.1	23.8
Total cash equivalents and investments		160.4	0.3	160.1
Less cash equivalents		(23.8)	—	(23.8)
Total Investments		$136.6	$0.3	$136.3

As of September 30, 2022 and December 31, 2021, there was $0.6 million and $0.3 million, respectively, of interest receivable included in our condensed consolidated balance sheets as prepaid expenses and other current assets.

4. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable – commercial
Accounts receivable, gross	$22,971	$7,939
Wholesaler distribution fees and prompt pay discounts	(2,863)	(1,696)
Reserve for returns	(3,135)	(2,797)
Total accounts receivable – commercial, net	16,973	3,446
Accounts receivable – collaborations and services
Accounts receivable, gross	6,520	2,060
Allowance for doubtful accounts	—	(767)
Total accounts receivable – collaborations and services, net	6,520	1,293
Total accounts receivable, net	$23,493	$4,739

As of September 30, 2022 and December 31, 2021, the allowance for doubtful accounts for accounts receivable – commercial was de minimis. The Company had three wholesale distributors representing approximately 78% of commercial accounts receivable as of September 30, 2022 and approximately 75% and 73% of gross sales for the three and nine months ended September 30, 2022, respectively. As of December 31, 2021, the Company had three wholesale distributors representing approximately 79% of commercial accounts receivables and approximately 80% of gross sales.

As of September 30, 2022, there was no allowance for credit losses for accounts receivable – collaborations and services. The Company had one collaboration partner, United Therapeutics, that comprised 100% of the collaboration and services net accounts receivable as of September 30, 2022 and approximately 100% and 96% of gross revenue from collaborations and services for the three and nine months ended September 30, 2022, respectively.

5. Inventories

Inventories consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$5,535	$2,703
Work-in-process	8,235	2,522
Finished goods	4,503	1,927
Total inventory	$18,273	$7,152

Work-in-process and finished goods as of September 30, 2022 and December 31, 2021 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off and the projected loss on the purchase commitment contract to purchase future insulin was accrued as of the end of 2015. Raw materials inventory included $0.8 million of pre-launch inventory as of September 30, 2022 and December 31, 2021, which consisted of FDKP received in November 2019. The Company expects to request approval from the FDA for the new source of FDKP in 2023.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand at September 30, 2022 and December 31, 2021. Inventory that was forecasted to become obsolete due to expiration as well as inventory that does not meet acceptable standards is recorded in costs of goods sold in the condensed consolidated statements of operations. There was an inventory write-off of $0.9 million and $1.4 million as a result of this assessment for the three and nine months ended September 30, 2022, respectively. There were no inventory write-offs for the three and nine months ended September 30, 2021.

6. Property and Equipment

Property and equipment consists of the following (dollars in thousands):

	Estimated Useful
	Life (Years)	September 30, 2022	December 31, 2021
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	3-40	38,875	38,651
Machinery and equipment	1-15	59,349	55,334
Furniture, fixtures and office equipment	3-10	2,976	2,969
Computer equipment and software	3	8,445	8,163
Construction in progress	—	12,395	10,892	(1)
		140,304	134,273
Less accumulated depreciation		(99,122)	(97,661)
Total property and equipment, net		$41,182	$36,612

_________________________

(1)

As of December 31, 2021, construction in progress included $4.7 million of equipment under construction for the manufacturing expansion for UT (the “UT Equipment”). See Note 10 – Collaboration, Licensing and Other Arrangements. The Company acted as agent on behalf of UT for the procurement of the UT Equipment. The Company received $5.0 million in deposit for this service, which was recognized as deposits from customer in the condensed consolidated balance sheet as of December 31, 2021. In April 2022, the Company and UT agreed that UT would hold title to the UT Equipment at all times. As such, there is no balance related to the UT Equipment included in construction in progress or deposit from customer in our consolidated condensed balance sheet as of September 30, 2022.

Depreciation expense related to property and equipment for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation Expense	$952	$508	$2,278	$1,449

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

7. Goodwill and Other Intangible Asset

Goodwill — Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations.  The balance of goodwill was approximately $3.1 million as of September 30, 2022 as a result of our acquisition of V-Go in May 2022. Goodwill is tested at least annually for impairment by assessing qualitative factors in determining whether it is more likely than not that the fair value of net assets is below their carrying amounts. See Note 1 – Description of Business and Significant Accounting Policies.

Other Intangible Asset — Other intangible asset consisted of the following (dollars in thousands):

	Estimated Useful	September 30, 2022
	Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	15	$1,200	$(31)	$1,169

Amortization expense related to the other intangible asset was de minimis for the three and nine months ended September 30, 2022.

The Company evaluates its other intangible asset for potential impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. See Note 1 – Description of Business and Significant Accounting Policies.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Salary and related expenses	$11,627	$14,022
Discounts and allowances for commercial product sales	10,728	4,227
Danbury facility buildout	1,362	786
Deferred lease liability	1,339	1,380
Current portion of milestone rights liability	924	1,088
Professional fees	636	895
Accrued interest	754	2,166
Retail inventory purchase	4	875
Other	2,976	1,980
Accrued expenses and other current liabilities	$30,350	$27,419

9. Borrowings

Carrying amount of borrowings consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Senior convertible notes	$225,034	$223,944
MidCap credit facility	39,155	38,833
Mann Group convertible note	8,829	18,425
Total debt — net carrying amount	$273,018	$281,202

The following table provides a summary of the Company’s principal balance of debt and key terms:

	Amount Due		Terms
	September 30, 2022	December 31, 2021	Annual Interest Rate		Maturity Date		Conversion Price
Senior convertible notes	$230.0 million	$230.0 million	2.50%		March 2026		$5.21 per share
MidCap credit facility(1)	$40.0 million	$40.0 million	one-month SOFR (1% floor) plus 6.25%; cap of 8.25%	(1)	August 2025	(1)	N/A
Mann Group convertible note	$8.8 million	$18.4 million (plus $0.4 million accrued interest paid-in-kind)	2.50%	(2)	December 2025	(2)	$2.50 per share

_________________________

(1)

In April 2021, the Company prepaid $10.0 million principal balance and amended the MidCap credit facility. The interest rate prior to the amendment was one-month LIBOR (2% floor) plus 6.75% and the maturity date was in August 2024.

In August 2022, the Company amended the MidCap credit facility and transitioned the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The interest rate prior to the amendment was one-month LIBOR (1% floor) plus 6.25% (cap of 8.25%).

(2)	In April 2021, the Mann Group convertible note was amended. The interest rate prior to and after the amendment was 7.00% and the maturity date was in November 2024.

The maturities of the Company’s borrowings as of September 30, 2022 are as follows (in thousands):

Amounts
2022	$—
2023	6,667
2024	20,000
2025	22,163
Thereafter	230,000
Total principal payments	278,830
Unamortized discount	(269)
Debt issuance costs	(5,543)
Total debt — net carrying amount	$273,018

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

The Company’s net proceeds from the offering were approximately $222.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. As of September 30, 2022, the unamortized debt issuance cost was $5.0 million.

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

The prepayment penalty of $1.0 million related to the payment of $10.0 million was capitalized and will be amortized over the remaining life of the debt. As of September 30, 2022, the unamortized debt discount was $0.3 million and the unamortized prepayment penalty was $0.6 million.

In August 2022, the Company entered into the tenth amendment to the MidCap credit facility to change the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”).

Tranche 1 and Tranche 2 accrue interest at an annual rate equal to the lesser of (i) 8.25% and (ii) the one-month SOFR (subject to a one-month SOFR floor of 1.00%) plus 6.25%. Interest on each term loan advance is due and payable monthly in arrears. Principal on each term loan advance under Tranche 1 and Tranche 2 are payable in 24 equal monthly installments beginning September 1, 2023, until paid in full on August 1, 2025. The Company has the option to prepay its existing term loans, in whole or in part, subject to early termination fees in an amount equal to 3.00% of principal prepaid if prepayment occurs on or prior to April 22, 2022; 2.00% of principal prepaid if prepayment occurs on or after April 23, 2022 through and including April 22, 2023; and 1.00% of principal prepaid if prepayment occurs on or after April 23, 2023 through the maturity date.

The Company’s obligations under the MidCap credit facility are secured by a security interest on substantially all of its assets, including intellectual property.

The MidCap credit facility, as amended, contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The Company must also comply with a financial covenant relating to trailing twelve month minimum Afrezza net revenue, tested on a monthly basis, unless the Company has $90.0 million or more of unrestricted cash and short-term investments.  As of September 30, 2022, the Company was in compliance with the financial covenants.

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

During the nine months ended September 30, 2022, Mann Group converted $10.0 million of principal and capitalized interest into 4,000,000 shares of common stock. In addition, the Company paid $0.2 million of interest by issuing the Mann Group 57,491 shares of common stock.

During the nine months ended September 30, 2021, Mann Group converted $0.4 million of interest and $9.6 million of principal into 4,000,000 shares of common stock.

Amortization of debt discount and debt issuance cost related to all borrowings for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization of debt discount	$108	$109	$321	$255
Amortization of debt issuance cost	363	363	1,089	852

Milestone Rights — As of September 30, 2022 and December 31, 2021, the remaining Milestone Rights liability balance was $4.8 million and $5.9 million, respectively, which was based on initial fair value estimates calculated using the income approach and reduced by milestone achievement payments made. As of December 31, 2021, the $5.9 million liability consisted of a $1.1 million current liability which was presented as accrued expenses and other current liabilities and a $4.8 million long-term liability which was presented in milestone liabilities in our condensed consolidated balance sheets. As of September 30, 2022, the $4.8 million liability consisted of a $0.9 million current liability which was presented as accrued expenses and other current liabilities and a $3.9 million long-term liability which was presented in milestone liabilities in our condensed consolidated balance sheets.

During the second quarter of 2022, the Company achieved an Afrezza net sales milestone specified by the Milestone Rights. The carrying value of the Milestone Rights liability related to the $5.0 million payment, which was made in the third quarter of 2022, was approximately $1.1 million and represented the fair value as determined in 2013 (the most recent measurement date).

The Milestone Rights Agreement includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to Afrezza. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to Afrezza in violation of the terms of such agreement.

10. Collaboration, Licensing and Other Arrangements

Revenue from collaborations and services for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
UT CSA Agreement(1)	$9,916	$—	$15,795	$—
UT License Agreement(2)	393	12,313	1,949	33,475
Vertice Pharma Co-Promotion Agreement	—	—	325	1,147
Cipla License and Distribution Agreement	37	37	110	110
Other	—	77	200	161
Receptor CLA	—	31	1	206
Total revenue from collaborations and services	$10,346	$12,458	$18,380	$35,099

_________________________

(1)	Amount consists of revenue recognized for Manufacturing Services and sales of product to UT for the periods presented.
(2)	Amounts consist of revenue recognized for Next-Gen R&D Services and R&D Services and License for the periods presented.

United Therapeutics License Agreement — In September 2018, the Company and UT entered into an exclusive global license and collaboration agreement (the “UT License Agreement”), pursuant to which UT is responsible for global development, regulatory and commercial activities with respect to Tyvaso DPI. The Company is responsible for the manufacturing of Tyvaso DPI.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
UT Revenue (in thousands)
UT CSA Agreement	$9,916	$—	$15,795	$—
UT License Agreement	393	12,313	1,949	33,475
Royalties — Collaborations (1)	6,220	—	6,524	—
Total revenue from UT	$16,529	$12,313	$24,268	$33,475

_________________________

(1)

Amount consists of royalties associated with the UT license Agreement. The current portion of contract assets related to the royalties is included in prepaid expense and other current assets in the condensed consolidated balance sheets.

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

As of September 30, 2022, deferred revenue consisted of $32.2 million, of which $1.6 million was classified as current and $30.6 million was classified as long-term on the condensed consolidated balance sheet.

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

Biomm Supply and Distribution Agreement — In May 2017, the Company and Biomm entered into a supply and distribution agreement for the commercialization of Afrezza in Brazil. Under this agreement, Biomm was responsible for pursuing regulatory approvals of Afrezza in Brazil, including from the Agência Nacional de Vigilância Sanitária (“ANVISA”) and, with respect to pricing matters, from the Camara de Regulação de Mercado de Medicamentos (“CMED”), both of which were received. Biomm commenced product sales in January 2020. There were no shipments of product to Biomm in 2021 or the first nine months of 2022.

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

The nonrefundable licensing fee was recorded in deferred revenue and is being recognized in net revenue – collaborations over 15 years, representing the estimated period to satisfy the performance obligation. The additional milestone payments represent variable consideration for which the Company has not recognized any revenue because of the uncertainty of obtaining marketing approval. As of September 30, 2022, the deferred revenue balance was $1.6 million, of which $0.2 million is classified as current and $1.4 million is classified as long term in the condensed consolidated balance sheets.

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

The carrying amounts reported in the condensed consolidated financial statements for cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities (excluding the Milestone Rights liability) approximate their fair value due to their relatively short maturities. The fair value of the cash equivalents, long- and short-term investments, MidCap credit facility, Mann Group promissory note, 2024 convertible notes, Senior convertible notes, Milestone Rights liabilities and Financing liability are disclosed below.

Cash Equivalents — Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash. As of September 30, 2022 and December 31, 2021, the Company held $54.3 million and $124.2 million, respectively, of cash and cash equivalents.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (Level 3 in the fair value hierarchy) (in millions):

	September 30, 2022
	Carrying Value	Significant Unobservable Inputs (Level 3)	Fair Value
Financial liabilities:
Senior convertible notes(1)	$225.0	$206.1	$206.1
MidCap credit facility(2)	39.2	40.7	40.7
Mann Group convertible note(3)	8.8	13.3	13.3
Milestone rights(4)	4.8	13.0	13.0
Contingent milestone liability(4)	0.6	0.8	0.8

_________________________

(1)

Fair value determined by applying a discounted cash flow analysis to the straight note with a hypothetical yield of 13%, volatility of 74.7% and a Monte Carlo simulation for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $196.8 million and $216.2 million, respectively.

(2)

Fair value determined by applying a discounted cash flow analysis with a hypothetical yield of 12%. A change in yield of + or – 2% would result in a fair value of $39.5 million and $42.1 million, respectively.

(3)

The fair value assessed as of September 30, 2022 was determined by applying a discounted cash flow analysis with a hypothetical yield of 13% and volatility of 75.8% to the straight note and a binomial option pricing model for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $12.9 million and $13.7 million, respectively.

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

Financing Liability — The Sale-Leaseback Transaction in November 2021 resulted in a financing liability which is included in our condensed consolidated balance sheets as a current financing liability of $9.5 million and a long-term financing liability of $94.5 million. The fair value of $103.2 million was determined using level 3 inputs. As of September 30, 2022, the fair value was determined using a discounted cash flow analysis with a hypothetical yield of 10%. As of December 31, 2021, the Company evaluated the fair value of its financing liability and determined that the fair value approximated the carrying value.

12. Common and Preferred Stock

The Company is authorized to issue 400,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of September 30, 2022 and December 31, 2021, 263,156,165 and 251,477,562 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

In February 2018, the Company entered into a controlled equity offering sales agreement (the “CF Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million or such other amount as may be permitted by the Sales Agreement. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. For the nine months ended September 30, 2022, the Company sold 5,059,856 shares of common stock at a weighted average purchase price of $3.91 per share for gross proceeds of approximately $19.8 million pursuant to the CF Sales Agreement. For the nine months ended September 30, 2021, the Company sold 578,063 shares of the Company’s common stock at a weighted average purchase price of $3.26 per share for gross proceeds of approximately $1.9 million pursuant to the CF Sales Agreement.

In the second quarter of 2022, Mann Group converted  $10.0 million of principal and capitalized interest into 4,000,000 shares of common stock. In addition, the Company paid quarterly interest by issuing Mann Group 31,541 shares of common stock.

In the third quarter of 2022, the Company paid quarterly interest by issuing Mann Group 25,950 shares of common stock.

For the nine months ended September 30, 2022, the Company received $0.7 million from the market price stock purchase plan (“MPSPP”) for 252,176 shares. The Company received $0.1 million from the MPSPP for 25,000 shares during the three and nine months ended September 30, 2021.

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

The following tables summarize the components of the basic and diluted EPS computations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
EPS — basic and diluted:
Net loss (numerator)	$(14,432)	$(4,426)	$(69,453)	$(52,865)
Weighted average common shares (denominator)	259,300	249,910	254,974	248,624
Net loss per share	$(0.06)	$(0.02)	$(0.27)	$(0.21)

Common shares issuable represents incremental shares of common stock which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the Senior convertible notes and the Mann Group convertible notes.

Potentially dilutive securities outstanding that are considered antidilutive are summarized as follows (in shares):

	Nine Months Ended September 30,
	2022	2021
Senior convertible notes	44,120,463	44,120,463
Mann Group convertible notes	3,370,000	7,370,000
Common stock options and PNQs	9,516,375	10,910,655
RSUs and Market RSUs (1)	14,784,399	7,564,632
Employee stock purchase plan	124,904	84,544
Warrants associated with MidCap credit facility	—	1,283,467
Total shares	71,916,141	71,333,761

__________________________

(1)	Market RSUs issued in 2020, 2021 and 2022 are included at the share delivery of 300%, 0% and 100%, respectively, in accordance with a valuation assessment obtained as of September 30, 2022.

14. Stock-Based Compensation Expense

During the nine months ended September 30, 2022, the Company granted the following awards (in shares):

	Three Months Ended		Three Months Ended		Three Months Ended		Nine Months Ended
	March 31, 2022		June 30, 2022		September 30, 2022		September 30, 2022
Employee awards:
RSUs	88,415	(1)	2,169,317	(2)	904,435	(5)	3,162,167
Market RSUs	—		1,359,500	(3)	—		1,359,500
Non-employee director RSUs	—		360,360	(4)	—		360,360
Total awards	88,415		3,889,177		904,435		4,882,027

_________________________

(1)	RSUs had a weighted average grant date fair value of $2.72 per share, of which 12,800 RSUs had a cliff vesting period of three years and 75,615 RSUs had a vesting period of four years.
(2)	RSUs had a weighted average grant date fair value of $2.95 per share, of which 66,000 had a cliff vesting period of three years and 2,102,717 RSUs had a vesting period of four years.
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

(5)

RSUs had a weighted average grant date fair value of $3.78 per share, of which 357,000 RSUs had a cliff vesting period of two years, 320,400 RSUs had a cliff vesting period of three years, and 227,035 RSUs had a vesting period of four years.

As of September 30, 2022, there was $0.9 million of unrecognized stock-based compensation expense related to options and PNQs, which is expected to be recognized over a weighted average period of approximately 2.07 years, and $16.2 million and $13.2 million of unrecognized stock-based compensation expense related to RSUs and Market RSUs, respectively, which is expected to be recognized over a weighted average period of approximately 2.71 and 1.56 years, respectively.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations as cost of goods sold, cost of revenue – collaborations and services, research and development and selling, general and administrative expense for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
RSUs and options	$3,475	$2,983	$10,358	$8,628
Employee stock purchase plan	147	196	492	412
Total stock compensation expense	$3,622	$3,179	$10,850	$9,040

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

The Company issued 531,419 and 527,049 shares of common stock pursuant to the ESPP for the nine months ended September 30, 2022 and 2021, respectively. There were approximately 0.6 million shares of common stock available for issuance under the ESPP as of September 30, 2022.

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of September 30, 2022, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

Contingencies — In July 2013, the Company entered into the Milestone Rights Agreement with the Original Milestone Purchasers, pursuant to which the Company granted the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, $60.0 million of which remains payable to the Milestone Purchasers upon achievement of such milestones (see Note 9 – Borrowings). As of September 30, 2022, the fair value of the Milestone Rights is recorded in the condensed consolidated balance sheet, including $0.9 million in accrued expenses and other current liabilities and $3.9 million in milestone liabilities.

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

As of September 30, 2022, the related financing liability was $104.0 million, which was recognized in our condensed consolidated balance sheet as $94.5 million of financing liability — long-term and $9.5 million of financing liability — short-term. As of December 31, 2021, the related financing liability was $100.5 million, which was recognized in our condensed consolidated balance sheet as $93.5 million of financing liability — long-term and $7.0 million of financing liability — short-term.

Financing liability information is as follows:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term (in years)	19.1	19.8
Weighted average discount rate	9.0%	9.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense on financing liability	$2,466	$—	$7,280	$—

Financing liability payments were as follows (in thousands):

	September 30, 2022	December 31, 2021
2022	$2,410	$6,373
2023	9,774	9,778
2024	10,018	10,023
2025	10,269	10,274
2026	10,533	10,539
Thereafter	199,302	199,091
Total	242,306	246,078
Interest expense	(135,361)	(142,485)
Debt issuance costs	(2,936)	(3,091)
Total financing liability	$104,009	$100,502

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

In May 2021, the Company and Amphastar amended the Insulin Supply Agreement to extend the term and restructure the annual purchase commitments. In connection with the amendment, the Company agreed to pay $2.0 million of amendment fees, which were recognized in cost of goods sold for the nine months ended September 30, 2021. The remaining purchase commitments as of September 30, 2022 were as follows:

September 30, 2022
2022	€1.3 million
2023	€8.8 million
2024	€14.6 million
2025	€15.5 million
2026	€19.4 million
2027	€9.2 million

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

Vehicle Leases – During the second quarter of 2018, the Company entered into a master lease agreement with Enterprise Fleet Management Inc. During 2021, 85 vehicles were retired and replaced, resulting in a fleet size of 89 vehicles. The Company received proceeds for the gain on the retired vehicles residual value in the amount of $0.5 million, which is included as a reduction to our lease expense.  The revised monthly payment inclusive of maintenance fees, insurance and taxes is approximately $0.1 million. The lease expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

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

Lease information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$408	$323	$1,037	$1,008
Variable lease costs	76	128	235	359
Cash paid	441	451	1,328	1,367

	September 30, 2022	December 31, 2021
Operating lease right-of-use assets(1)	$7,046	$2,284

Weighted average remaining lease term (in years)	4.9	2.6
Weighted average discount rate	7.3%	7.3%

__________________________________________________

_________________________

(1)	Operating right-of-use assets related to vehicles, offices and the manufacturing facility are included in other assets in the condensed consolidated balance sheets.

Future minimum office and vehicle lease payments as of September 30, 2022 and December 31, 2021, are as follows (in thousands):

	September 30, 2022	December 31, 2021
2022	$483	$1,444
2023	1,368	497
2024	1,892	409
2025	1,861	311
2026	1,140	—
Thereafter	1,715	—
Total	$8,459	$2,661

16. Income Taxes

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded, in accordance with the applicable accounting standards, that net deferred tax assets should be fully reserved.

The Company has assessed its position with regards to uncertainty in tax positions and has not recognized a liability for unrecognized tax benefits. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the nine months ended September 30, 2022 the Company did not recognize any interest or penalties. The Company’s tax years since 2017 remain subject to examination by tax authorities.

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

As of September 30, 2022, we had an accumulated deficit of $3.2 billion and a stockholders’ deficit of $237.7 million. Our net loss was $14.4 million and $69.5 million for the three and nine months ended September 30, 2022. To date, we have funded our operations through the sale of convertible debt securities and equity, from the receipt of upfront and milestone payments from certain collaborations, from borrowings, from sales of Afrezza and V-Go, and royalties from UT from the sale of Tyvaso DPI and proceeds of the Sale-Leaseback Transaction.

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

RESULTS OF OPERATIONS

Trends and Uncertainties

We continue to experience the impact of the COVID-19 pandemic on our sales activities and Biomm’s ability to market Afrezza in Brazil. In addition, we have increased the safety stock of certain raw materials due to concerns that COVID-19 may impact the supply chain for manufacturing Afrezza, V-Go and Tyvaso DPI.

Our manufacturing of Tyvaso DPI may not meet the required demand of our partner, UT. If we fail as an effective manufacturing organization, we may be unable to support commercialization of Tyvaso DPI.

Three and nine months ended September 30, 2022 and 2021

Revenues

The following tables provide a comparison of the revenue categories for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Net revenue — commercial product sales:
Gross revenue from commercial product sales	$28,548	$16,335	$12,213	75%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(12,289)	(6,582)	$5,707	87%
Net revenue — commercial product sales	16,259	9,753	$6,506	67%
Gross-to-net revenue adjustment percentage	-43.0%	-40.3%
Revenue — collaborations and services	10,346	12,458	$(2,112)	(17%)
Royalties — collaborations	6,220	—	$6,220	*
Total revenues	$32,825	$22,211	$10,614	48%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Net revenue — commercial product sales:
Gross revenue from commercial product sales	$65,968	$46,520	$19,448	42%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(27,161)	(18,692)	$8,469	45%
Net revenue — commercial product sales	38,807	27,828	$10,979	39%
Gross-to-net revenue adjustment percentage	-41.2%	-40.2%
Revenue — collaborations and services	18,380	35,099	$(16,719)	(48%)
Royalties — collaborations	6,524	—	$6,524	*
Total revenues	$63,711	$62,927	$784	1%

_________________________

* Not meaningful

Afrezza — Gross revenue from sales of Afrezza increased by $1.5 million, or 9%, for the three months ended September 30, 2022 compared to the same period in the prior year. The increase was mainly attributable to increased price (including a more favorable gross-to-net adjustment) and patient demand, partially offset by wholesaler inventory ordering patterns resulting in lower inventory levels for the third quarter of 2022. The gross-to-net adjustment was 39.2% of gross revenue for the three months ended September 30, 2022, compared to 40.3% of gross revenue for the same period in the prior year. The decrease in the gross-to-net percentage was primarily driven by a decrease in co-pay assistance and a decrease in wholesaler distribution fees (as a percentage of gross sales) due to an increased mix of specialty and retail pharmacy sales, partially offset by an increase in anticipated product returns. As a result, net revenue from sales of Afrezza increased by $1.1 million, or 11%, for the three months ended September 30, 2022 compared to the same period in the prior year.

Gross revenue from sales of Afrezza increased by $4.6 million, or 10%, for the nine months ended September 30, 2022 compared to the same period in the prior year. The increase reflects price (including a more favorable gross-to-net adjustment), higher product demand and a favorable cartridge mix. The gross-to-net adjustment was 38.8% of gross revenue for the nine months ended September 30, 2022, compared to 40.2% of gross revenue for the same period in the prior year. The decrease in the gross-to-net percentage was primarily driven by a decrease in co-pay assistance and a decrease in wholesaler distribution fees (as a percentage of gross sales) due to an increased mix of specialty and retail pharmacy sales, partially offset by an increase in anticipated product returns. As a result, net revenue from sales of Afrezza increased by $3.5 million, or 13%, for the nine months ended September 30, 2022 compared to the same period in the prior year.

V-Go — The acquisition of V-Go on May 31, 2022 resulted in an increase in gross revenue from commercial product sales of $10.7 million and net revenue of $5.4 million for the three months ended September 30, 2022. The gross-to-net adjustment of 49.4% of gross revenue was mainly attributable to commercial and government rebates and product distribution fees.

V-Go gross revenue for the nine months ended September 30, 2022 was $14.8 million and net revenue was $7.5 million for the nine months ended September 30, 2022. The gross-to-net adjustment of 49.4% of gross revenue was mainly attributable to commercial and government rebates and product distribution fees.

Collaborations and Services — Net revenue from collaborations and services decreased by $2.1 million, or 17%, for the three months ended September 30, 2022 and $16.7 million, or 48%, for the nine months ended September 30, 2022 compared to the same periods in the prior year. The decrease in collaborations and services revenue was primarily attributable to the completion of the R&D Services associated with our collaboration with UT. In August 2021, we entered into a commercial supply agreement with UT (the “CSA”). Revenue associated with the CSA was deferred until we began manufacturing and subsequently selling Tyvaso DPI in June 2022. During the three and nine months ended September 30, 2022, we recognized $9.9 million and $15.8 million, respectively, of revenue under the CSA. We also recognized royalty revenue of $6.2 million and $6.5 million during the three and nine months ended September 30, 2022, respectively. See Note 10 – Collaboration, Licensing and Other Arrangements.

Commercial product gross profit

The following tables provide a comparison of the commercial product gross profit categories for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Commercial product gross profit:
Net revenue — commercial product sales	$16,259	$9,753	$6,506	67%
Less: cost of goods sold	5,021	3,812	$1,209	32%
Commercial product gross profit	$11,238	$5,941	$5,297	89%
Gross margin	69%	61%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Commercial product gross profit:
Net revenue — commercial product sales	$38,807	$27,828	$10,979	39%
Less: cost of goods sold	11,922	12,538	$(616)	(5%)
Commercial product gross profit	$26,885	$15,290	$11,595	76%
Gross margin	69%	55%

Afrezza — Commercial product gross profit for Afrezza increased by $2.8 million, or 47%, for the three months ended September 30, 2022, compared to the same period in the prior year. Gross margin for the three months ended September 30, 2022 was 81% compared to 61% for the same period in the prior year. The increase in gross profit and gross margin was attributable to an increase in Afrezza sales as well as a decrease in cost of goods sold. Cost of goods sold decreased by $1.7 million, or 45%, for the three months ended September 30, 2022 compared to the same period in the prior year. The decrease in cost of goods sold was primarily attributable to a $2.0 million decrease in excess capacity costs for Afrezza.

Commercial product gross profit for Afrezza increased by $8.3 million, or 54%, for the nine months ended September 30, 2022, compared to the same period in the prior year. Gross margin for the nine months ended September 30, 2022 was 75% compared to 55% for the same period in the prior year. The increase in gross profit and gross margin was attributable to an increase in Afrezza sales as well as a decrease in cost of goods sold. Cost of goods sold decreased by $4.8 million, or 38%, for the nine months ended September 30, 2022 compared to the same period in the prior year. The decrease in cost of goods sold was primarily attributable to a $3.8 million decrease in excess capacity costs in the current period and a $2.0 million fee incurred for the amendment of the Insulin Supply Agreement in the prior year period.

V-Go — The acquisition of V-Go on May 31, 2022 resulted in an increase in commercial product gross profit of $2.5 million and gross margin of 46% for the three months ended September 30, 2022. Gross profit for V-Go was $3.3 million and gross margin was 44% for the nine months ended September 30, 2022.

Expenses

The following tables provide a comparison of the expense categories for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Expenses:
Cost of goods sold	$5,021	$3,812	$1,209	32%
Cost of revenue — collaborations and services	12,439	6,075	$6,364	105%
Research and development	4,136	3,655	$481	13%
Selling	13,541	10,839	$2,702	25%
General and administrative	9,097	6,382	$2,715	43%
Asset impairment	—	106	$(106)	*
Gain on foreign currency translation	(1,799)	(2,068)	$(269)	(13%)
Total expenses	$42,435	$28,801	$13,634	47%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Expenses:
Cost of goods sold	$11,922	$12,538	$(616)	(5%)
Cost of revenue — collaborations and services	29,451	14,885	$14,566	98%
Research and development	12,565	8,426	$4,139	49%
Selling	42,137	31,992	$10,145	32%
General and administrative	27,241	22,698	$4,543	20%
Asset impairment	—	106	$(106)	*
Gain on foreign currency translation	(8,285)	(5,003)	$3,282	66%
Loss on purchase commitments	—	339	$(339)	*
Total expenses	$115,031	$85,981	$29,050	34%

_________________________

* Not meaningful

Cost of revenue — collaborations and services increased by $6.4 million, or 105%, for the three months ended September 30, 2022 and $14.6 million, or 98%, for the nine months ended September 30, 2022 compared to the respective periods in the prior year. The increase was attributable to an increase in manufacturing activities for commercial product.

Research and development expenses increased by $0.5 million, or 13%, for the three months ended September 30, 2022 compared to the same period in the prior year. The increase was primarily attributable to personnel costs for headcount hired in the second half of 2021, partially offset by a decrease in the Afrezza pediatrics clinical study (INHALE-1) due to study startup costs incurred in the third quarter of 2021.

Research and development expenses increased by $4.1 million, or 49%, for the nine months ended September 30, 2022 compared to the same period in the prior year. The increase was primarily attributable to personnel costs for headcount hired in the second half of 2021, development activities on our product pipeline, and the Afrezza pediatrics clinical study (INHALE-1).

Selling expenses increased by $2.7 million, or 25%, for the three months ended September 30, 2022, compared to the same period in the prior year. The increase was primarily attributable to V-Go promotional efforts, elimination of the Thyquidity co-promotion (which permitted some expenses associated with the sales force to be recognized as cost of revenue — collaborations and services in the third quarter of 2021), and net impact of personnel-related costs due to Afrezza sales force restructuring.

Selling expenses increased by $10.1 million, or 32%, for the nine months ended September 30, 2022, compared to the same period in the prior year. The increase was primarily attributable to a pilot promotional effort aimed at primary care physicians that began in the fourth quarter of 2021, elimination of the Thyquidity co-promotion (which permitted some expenses associated with the sales force to be recognized as cost of revenue — collaborations and services in the same period of 2021), V-Go promotional efforts, and net impact of personnel-related costs due to Afrezza sales force restructuring.

General and administrative expenses increased by $2.7 million, or 43%, for the three months ended September 30, 2022, compared to the same period in the prior year. This increase was primarily attributable to higher stock-based compensation, increased headcount and higher professional fees.

General and administrative expenses increased by $4.5 million, or 20%, for the nine months ended September 30, 2022, compared to the same period in the prior year. This increase was primarily attributable to higher stock-based compensation, increased headcount, and higher professional and consulting fees.

An impairment of $0.1 million was recognized for the three and nine months ended September 30, 2021 for the contract asset associated with variable consideration for gross profits for sales of Thyquidity under Vertice Pharma’s co-promotion agreement. See Note 10 – Collaboration, Licensing and Other Arrangements.

Under the Insulin Supply Agreement with Amphastar, payment obligations are denominated in Euros. We are required to record the foreign currency translation impact of the U.S. dollar to Euro exchange rate associated with the recognized gain or loss on purchase commitments. The foreign currency translation gain was $1.8 million for the three months ended September 30, 2022 compared to $2.1 million for the same period in the prior year. The foreign currency translation gain was $8.3 million for the nine months ended September 30, 2022 compared to $5.0 million for the same period in the prior year.

Other Income (Expense)

The following tables provide a comparison of the other income (expense) categories for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Interest income	$663	$36	$627	*
Interest expense on financing liability	(2,466)	—	$2,466	*
Interest expense on notes	(2,812)	(2,803)	$9	*
Gain on extinguishment of debt	—	4,930	$(4,930)	*
Other (expense) income	(207)	1	$208	*
Total other expense	$(4,822)	$2,164	$6,986	(323%)

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Interest income	$1,556	$64	$1,492	*
Interest expense on financing liability	(7,280)	—	$7,280	*
Interest expense on notes	(12,202)	(12,435)	$(233)	(2%)
Loss on extinguishment of debt, net	—	(17,200)	$(17,200)	*
Other expense	(207)	(240)	$(33)	(14%)
Total other expense	$(18,133)	$(29,811)	$(11,678)	(39%)

_________________________

* Not meaningful

Interest income, consisting of interest on investments net of amortization, increased $0.6 million for the three months ended September 30, 2022 and $1.5 million for the nine months ended September 30, 2022 compared to the same periods in the prior year primarily due to higher yields on our marketable securities and money market funds.

Interest expense on financing liability was $2.5 million for the three months ended September 30, 2022 and $7.3 million for the nine months ended September 30, 2022 and represented interest incurred on the Sale-Leaseback Transaction for our manufacturing facility in Danbury, CT, which closed in the fourth quarter of 2021.

Interest expense on notes for the three months ended September 30, 2022 was comparable to the same period in the prior year. See Note 9 — Borrowings. Interest expense on notes decreased $0.2 million, or 2%, for the nine months ended September 30, 2022.

Gain on extinguishment of debt of $4.9 million for the three months ended September 30, 2021 consisted of the principal amount and related accrued and unpaid interest for our Paycheck Protection Program (“PPP”) loan, which was forgiven by the SBA in July 2021. Loss on extinguishment of debt, net of $17.2 million for the nine months ended September 30, 2021 consisted of $22.1 million loss on extinguishment of debt for the amendment to the Mann Group convertible note, which did not result in a change in our financial position, partially offset by a $4.9 million gain on extinguishment of debt as a result of the SBA’s forgiveness of the PPP loan.

Other expense or income for the nine months ended September 30, 2022 and 2021 consisted primarily of the loss associated with a foreign currency hedging transaction which was entered into to mitigate our exposure to foreign currency exchange risks associated with our insulin purchase obligation in 2021 under the Insulin Supply Agreement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash, cash equivalents, and investments. Our primary uses of cash include the development of our product pipeline, the manufacturing and marketing of Afrezza, the funding of general and administrative expenses, and interest expense on our financing liability and debt.

To date, we have funded our operations through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from certain collaborations, from borrowings, from sales of Afrezza and V-Go, royalties and manufacturing revenue from UT as well as proceeds from the Sale-Leaseback transaction.

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

As of September 30, 2022, we had $278.8 million principal amount of outstanding debt, consisting of:

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

•

$40.0 million principal amount under the MidCap credit facility, bearing interest at an annual rate equal to one-month Secured Overnight Financing Rate (“SOFR”) plus 6.25% (cap of 8.25%), subject to a one-month SOFR floor of 1.00%, payable in equal monthly installments beginning in September 2023 through maturity in August 2025. In August 2022, the Company amended the MidCap credit facility and transitioned the benchmark interest rate from LIBOR to SOFR. The interest rate prior to the amendment was one-month LIBOR (1% floor) plus 6.25% (cap of 8.25%).

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

To date, we have been able to timely make our required interest payments, but we cannot guarantee that we will be able to do so in the future. If we fail to repurchase the Mann Group promissory note, we will be in default under the applicable instrument for such indebtedness and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether.

In July 2013, we issued Milestone Rights to the Original Milestone Purchasers. The Milestone Rights were subsequently assigned the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $60.0 million of which remains payable upon achievement of such milestones as of September 30, 2022. A $5.0 million milestone payment was made in the third quarter of 2022. See Note 15 – Commitments and Contingencies and Note 9 – Borrowings for further information related to the Milestone Rights.

During the nine months ended September 30, 2022, we used $78.3 million of cash for our operating activities, which primarily consisted of $59.1 million of selling, general and administrative expenses, $5.0 million of cost of goods sold, $16.0 million of costs for research and development and $12.0 million of cash paid for interest, partially offset by $63.0 million of revenue.

During the nine months ended September 30, 2021, we used $49.4 million of cash for our operating activities, which primarily consists of $47.7 million of selling, general and administrative expenses, $25.5 million of cost of goods sold, $7.7 million for research and development and $5.6 million of cash paid for interest, partially offset by $37.6 million of revenue.

Cash used in investing activities of $10.1 million for the nine months ended September 30, 2022 was primarily due to the purchase of $70.1 million of debt securities, the up-front consideration of $15.1 million for certain assets and assumed liabilities related to V-Go and $5.0 million purchase of available-for-sale securities, and $2.5 million purchase of property and equipment, partially offset by the maturity of $82.6 million of debt securities.

Cash used in investing activities of $139.0 million for the nine months ended September 30, 2021 was primarily due to the purchase of $238.4 million of debt securities and $6.3 million purchase of property and equipment, partially offset by the sale of $105.7 million of debt securities.

Cash provided by financing activities of $18.6 million for the nine months ended September 30, 2022 was primarily due to net proceeds from at-the-market offering of $19.4 million, partially offset by the milestone payment of $1.1 million.

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

Future Liquidity Needs

We are not currently profitable and have rarely generated positive net cash flow from operations. In addition, we expect to continue to incur significant expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for our products, and development costs for other product candidates in our pipeline. As of September 30, 2022, we had capital resources of $54.3 million in cash and cash equivalents, $110.7 million in short-term investments, $12.7 million in long-term investments, and total principal amount of outstanding borrowings of $278.8 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under the MidCap credit facility accrues interest at an annual rate equal to the lesser of (i) 8.25% and (ii) the one-month SOFR (subject to a one-month SOFR floor of 1.00%) plus 6.25%. Accordingly, our interest expense under the MidCap credit facility is subject to changes in the one-month SOFR rate.

All other debt has fixed interest rates, so the interest expense associated with such debt is not exposed to changes in market interest rates. Specifically, the interest rate on amounts borrowed under the Mann Group promissory note is fixed at 2.50% and the interest rate under the Senior convertible notes is fixed at 2.50%. See Note 9 – Borrowings for information about the principal amount of outstanding debt.

If a 10% change in the one-month SOFR interest rates on September 30, 2022 were to have occurred, this change would not have had a material effect on our interest payment obligation.

Foreign Currency Exchange Risk

In July 2022, we entered into a 90-day foreign currency hedging transaction to mitigate our exposure to foreign currency exchange risks associated with our insulin purchase obligation under the Insulin Supply Agreement. The hedging transaction hedges against short-term currency fluctuations for the remaining current year purchase obligation under the Insulin Supply Agreement of €2.0 million. We realized a $0.2 million loss during the three months ended September 30, 2022. This amount is recorded in other income and expense.

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement with Amphastar. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro. For the three months ended September 30, 2022, we realized a $1.8 million currency gain, which was included in gain on foreign currency translation in the accompanying condensed consolidated statements of operations.

Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on September 30, 2022 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax loss of approximately $7.0 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and our Chief Financial Officer have concluded, as of such date, that our disclosure controls and procedures were effective.

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

•

We are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up production to commercial batch sizes. These problems include difficulties with production costs, capacity utilization and yields. We may experience shortages of qualified personnel, which could impact our ability to meet manufacturing requirements. There is also a need to comply with strictly enforced federal, state and foreign regulations, including inspections. Our facility is inspected on a regular basis by the FDA, most recently in July 2021 when the FDA conducted a pre-approval inspection related to Tyvaso DPI and a GMP inspection related to Afrezza. The FDA made one observation during its most recent inspection, which we corrected and addressed with the FDA following the site visit. If the FDA makes any major observations during future inspections, the corrective actions required could be onerous and time-consuming.

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

These risks are likely to be exacerbated by our limited experience with V-Go and its manufacturing processes. As demand increases, we will have to invest additional resources to purchase components, hire and train employees, and enhance our manufacturing processes. If we fail to increase our production capacity efficiently, our sales may not increase in line with our forecasts and our operating margins could fluctuate or decline. In addition, we may be unable to support commercialization of Tyvaso DPI.

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

For V-Go, we obtain parts from a small number of suppliers, including some parts and components that are purchased from single-source vendors. Depending on a limited number of suppliers exposes us to risks, including limited control over pricing, availability, quality and delivery schedules. In addition, we do not have long-term supply agreements with most of our suppliers and, in many cases, we make our purchases on a purchase order basis. Under many of our supply agreements, we have no obligation to buy any given quantity of components, and our suppliers have no obligation to manufacture for us or sell to us any given quantity of components.

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

We may need to raise additional capital to fund our operations.*

We may need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities, including the commercialization of our products and the development of our product candidates. It may be difficult for us to raise additional funds on favorable terms, or at all. The extent of our additional funding requirements will depend on a number of factors, including:

•	the degree to which revenue from Afrezza exceeds or does not exceed the minimum revenue covenants under the MidCap credit facility, if applicable;
•	the degree to which we are able to generate revenue from our Technosphere drug delivery platform, including through our collaborations;
•	the costs of developing Afrezza and of commercializing Afrezza and V-Go on our own in the United States;
•	the demand by any or all of the holders of our debt instruments to require us to repay or repurchase such debt securities if and when required;
•

our ability to repay or refinance existing indebtedness, and the extent to which our notes with conversion options or any other convertible debt securities we may issue are converted into or exchanged for shares of our common stock;

•	the rate of progress and costs of our clinical studies and research and development activities;
•	the costs of procuring raw materials and operating our manufacturing facility;
•	our obligation to make lease payments and milestone payments;
•	our success in establishing additional strategic business collaborations or other sales or licensing of assets, and the timing and amount of any payments we might receive from any such transactions;
•	actions taken by the FDA and other regulatory authorities affecting Afrezza, V-Go, Tyvaso DPI, our product candidates or competitive products;
•	the emergence of competing technologies and products and other market developments;
•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights or defending against claims of infringement by others;
•	the level of our legal and litigation expenses; and
•	the costs of discontinuing projects and technologies, and/or decommissioning existing facilities, if we undertake any such activities.

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

The ongoing COVID-19 pandemic has resulted in a number of restrictions to reduce the spread of the disease, many of which have been eased or lifted. The emergence of new variants of the SARS-CoV-2 virus raises the possibility that recurring cycles of infection and corresponding restrictions will be imposed in the future, notwithstanding vaccination and other public health efforts. The effects of the restrictions related to the COVID-19 pandemic and our related policies addressing the pandemic, including the evolving nature of such policies, may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines. We may also face challenges or distractions as we navigate the balance between a productive workplace and the need to accommodate a certain amount of remote work by some employees at least some of the time. These and similar, and perhaps more severe, disruptions in our operations due to the COVID-19 pandemic could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In particular, our contract manufacturers in China could be impacted by that country’s zero-tolerance coronavirus policy, which has led to strict lockdowns in some parts of China. Although we believe we have sufficient quantities of raw materials for planned manufacturing operations into 2023, a prolonged supply interruption of certain components could adversely affect our ability to conduct commercialization activities and planned clinical trials. In addition, we believe that the COVID-19 pandemic will continue to negatively impact the distribution of Afrezza by our partner in Brazil.

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

In addition, our ongoing or planned clinical trials of our products may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 would adversely impact our clinical trial operations.

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

We have a history of operating losses. We expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

We are not currently profitable and have rarely generated positive net cash flow from operations. As of September 30, 2022, we had an accumulated deficit of $3.2 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue the commercialization of Afrezza and advance product candidates in our pipeline. In addition, under our Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin through 2027. As of September 30, 2022, there was approximately $70.2 million remaining in aggregate purchase commitments under this agreement. We may not have the necessary capital resources to service this contractual commitment.

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

We have a substantial amount of debt, and we may be unable to make required payments of interest and principal as they become due.*

The notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q provide details about our various debt obligations. As of September 30, 2022, we had $278.8 million principal amount of outstanding debt, consisting of:

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

•

$40.0 million principal amount under the MidCap credit facility, bearing interest at an annual rate equal to one-month SOFR plus 6.25% (cap of 8.25%), subject to a one-month SOFR floor of 1.00%, payable in equal monthly installments beginning in September 2023 through maturity in August 2025. In August 2022, the Company amended the MidCap credit facility and transitioned the benchmark interest rate from LIBOR to the SOFR. The interest rate prior to the amendment was one-month LIBOR (1% floor) plus 6.25% (cap of 8.25%).

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

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the terms of our indebtedness when required. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on, or repay, our outstanding term loan under the MidCap credit facility or borrowings under the Mann Group promissory note when required, we will be in default under the instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Further guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.

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

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.*

We, and third parties acting on our behalf, employ and are increasingly dependent upon information technology systems, infrastructure, applications, websites and other resources. Our business requires collecting, receiving, manipulating, analyzing, storing, processing, generating, using, disclosing, protecting, securing, transmitting, sharing, disposing of, and making accessible (collectively processing), large amounts of data, including proprietary, confidential and, sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, sensitive information).

Cyberattacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to increase are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credentials harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. Some of our workforce works remotely which also poses increased risks to our information technology systems and data, as employees working from home, in transit or in public locations, utilize network connections, computers and devices outside our premises or network. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

We may rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. We may also rely on third-party service providers to provide other products or services, or otherwise to operate our business. For example, we rely on an enterprise software system to operate and manage our business. Our business, including our ability to manufacture drug products and conduct clinical trials, therefore depends on the continuous, effective, reliable and secure operation of our information technology resources and those of third parties acting on our behalf, including computer hardware, software, networks, Internet servers and related infrastructure. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. In particular, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products) or the third-party information technology systems that support us and our services. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standards or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. For example, like many companies, we use SolarWinds to help manage our information technology systems. A cyberattack on SolarWinds was discovered in December 2020 and widely exploited by threat actors. Upon learning of this vulnerability, we applied the software patch provided by SolarWinds and remediated the incident. The incident did not appear to have any negative impact on our operations or the sensitive information we may process. In addition, a ransomware attack on Ultimate Kronos Group’s (“UKG”) Kronos Private Cloud service was discovered in December 2021. We use UKG Pro, a product offered through UKG that is not in the Kronos Private Cloud, for human capital management. UKG is not aware of an impact on UKG Pro and the incident did not appear to have any negative impact on our operations or the sensitive information we may process. Thus, despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

There have been executive, judicial and congressional challenges to certain provisions of the PPACA, although the constitutionality of the PPACA appears to now be settled. In addition, there have been proposed and enacted health reform initiatives affecting the PPACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, other litigation, and the healthcare reform measures of the current administration will impact the PPACA.

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

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payers to contain or reduce the costs of healthcare through various means. In the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that there will continue to be a number of federal and state proposals to implement similar and/or additional governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private third-party payers may take in response to any drug pricing and reimbursement reform proposals or legislation. Further, to the extent that such reforms have a material adverse effect on our ability to commercialize our products and product candidates under development, our business, financial condition and profitability may be adversely affected.

We expect that PPACA, the IRA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private third-party payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

We are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.*

In the ordinary course of business, we process sensitive information (as those terms are defined above). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the CCPA imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA provides for civil penalties (up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which became operative January 1, 2023, will expand the CCPA’s requirements, including by applying to personal information of business representatives and employees. Additionally, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states also have enacted comprehensive data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the General Data Protection Regulation (“GDPR’) and, the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and Australia’s Privacy Act 1988 impose strict requirements for processing personal data. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million euros or 4% of annual global revenue, whichever is greater; or private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these reasons to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We may publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.*

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. Moreover, the SEC has recently proposed, and may continue to propose, certain mandated ESG reporting requirements, such as the SEC’s proposed rules designed to enhance and standardize climate-related disclosures, which, if finally approved, would significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to negatively impact our reputation and/or that harm our stock price. We currently do not report our environmental emissions and absent a legal requirement to do so we currently do not plan to report our environmental emissions, and lack of reporting could result in certain investors declining to invest in our common stock.

Our portfolio of investment securities may require us to register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940 (“‘40 Act”).*

The rules and interpretations of the SEC and the courts relating to the definition of "investment company" are very complex. Although we are a biopharmaceutical company and we do not hold ourselves out as an investment company, based on our investment securities as of the most recent balance sheet date set forth in this report and as of the most recent balance sheet date in prior quarters, the value of our investment securities relative to our total assets (exclusive of government securities and cash items) exceeded safe harbor limits prescribed in the ’40 Act. It is possible that the SEC would take the position that we would be required to register under the ‘40 Act and comply with the ‘40 Act’s registration and reporting requirements, capital structure requirements, affiliate transaction restrictions, conflict of interest rules, requirements for disinterested directors, and other substantive provisions. If we were required to register as an “investment company” and be subject to the restrictions of the ‘40 Act, those restrictions likely would require significant changes in the way we do business and add significant administrative costs and burdens to our operations. We therefore intend to modify our mixture of assets so that the amount of our investment securities relative to our total assets (exclusive of government securities and cash items) comes within safe harbor limits prescribed in the ‘40 Act.

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

The future sale of our common stock or the exchange or conversion of our convertible debt into common stock could negatively affect the market price of our common stock and other securities.*

As of October 28, 2022, we had 263,195,593 shares of common stock outstanding. All of these shares are available for public sale, subject in some cases to volume and other limitations. If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock and other securities may decline. Likewise, the issuance of additional shares of our common stock upon the exchange or conversion of the Mann Group promissory note, or the Senior convertible notes, could adversely affect the market price of our common stock and other securities. In addition, the existence of these notes may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2022, we elected to pay quarterly interest under the Mann Group convertible note of approximately $0.1 million by issuing the Mann Group 25,950 shares of common stock. See Note 9 – Borrowings.

We relied on an exemption from registration provided by Section 3(a)(9) or 4(a)(2) of the Securities Act of 1933, as amended, for the issuance of the shares described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As disclosed in our definitive proxy statement for our 2022 annual meeting of stockholders filed with the SEC on March 30, 2022, to be considered for inclusion in our proxy material for next year’s annual meeting, stockholder proposals must be submitted in writing by December 1, 2022 to Attn: Corporate Secretary, MannKind Corporation, 1 Casper Street, Danbury, Connecticut 06810. Stockholders who wish to submit a proposal (including a director nomination) that is not to be included in our proxy materials must do so by notifying our Corporate Secretary at the foregoing address not later than February 9, 2023 and not earlier than January 10, 2023. Stockholders are also advised to review our Amended and Restated Bylaws, which contain additional requirements about advance notice of stockholder proposals and director nominations.

In addition to satisfying the foregoing requirements under our Amended and Restated Bylaws, to comply with the universal proxy rules for our 2023 annual meeting of stockholders and future annual stockholder meetings, stockholders who intend to solicit proxies in support of director nominees other than our Board of Directors’ nominees must provide notice that sets forth any additional information required by Rule 14a-19 promulgated under the Exchange Act. This written notice must be received by our Corporate Secretary at our principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting (which, in the case of our 2023 annual meeting of stockholders, is not later than February 9, 2023 and not earlier than January 10, 2023).

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

10.1	Amendment No. 10 to the Credit and Security Agreement, dated August 29, 2022, by and among MannKind Corporation, MannKind LLC, QrumPharma, Inc., and MidCap Financial Trust.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description of Document

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

Dated: November 8, 2022	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ STEVEN B. BINDER
Steven B. Binder
Chief Financial Officer (Principal Financial and Accounting Officer)