Form 10-K
period 2022-12-31
MANNKIND CORP
filed 2023-02-23
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the Nasdaq Global Market, was approximately $910,286,410.

As of February 10, 2023, there were 263,923,726 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement (the “Proxy Statement”) for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than May 1, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

MANNKIND CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2022

Forward-Looking Statements

Statements in this report that are not strictly historical in nature are “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These statements may include, but are not limited to, statements regarding: our ability to successfully market, commercialize and achieve market acceptance for Afrezza®, V-Go® or other product candidates or therapies that we may develop or acquire; our ability to manufacture sufficient quantities of Afrezza and obtain insulin supply as needed; our ability to manufacturing sufficient quantities of Tyvaso DPI® to meet demand; our expectation to receive FDA approval of a new source of FDKP in 2024; our expectations regarding our contract manufacturer’s ability to meet our current and expected near-term demand for V-Go; our ability to successfully commercialize our Technosphere drug delivery platform; our estimates for future performance; our estimates regarding anticipated operating losses, future revenues, capital requirements and our needs for additional financing; the progress or success of our research, development and clinical programs, including the application for and receipt of regulatory clearances and approvals; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others our ability to service our debt obligations; and scientific studies and the conclusions we draw from them. These statements are only predictions or conclusions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” and elsewhere in this report. In addition, statements like “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Afrezza, Technosphere®, BluHale®, Dreamboat® and V-Go, and MannKind Corporation are our trademarks in the United States. We have also applied for or have registered company trademarks in other jurisdictions. This document also contains trademarks and service marks of other companies that are the property of their respective owners.

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

RISKS RELATED TO OUR BUSINESS

•	The products that we or our collaboration partner are commercializing may only achieve a limited degree of commercial success.
•	Manufacturing risks may adversely affect our ability to manufacture our products and Tyvaso DPI, which could reduce our gross margin and profitability.
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
•

Our business, product sales, results of operations and ability to access capital could be adversely affected by the effects of health pandemics or epidemics, in regions where we or third parties distribute our products or where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations.

•	Continued testing of our products and product candidates may not yield successful results, and even if it does, we may still be unable to successfully commercialize our current or future products.
•

If we do not achieve our projected development goals in the timeframes we expect, our business, financial condition and results of operations will be harmed and the market price of our common stock and other securities could decline.

•	The long-term safety and efficacy of approved products may differ from clinical studies, which could negatively impact sales and could lead to reputational harm or other negative effects.
•	Our products and product candidates may be rendered obsolete by rapid technological change.
•	We may undertake internal restructuring activities in the future that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.
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

•	Our stock price is volatile.
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

We are a biopharmaceutical company focused on the development and commercialization of innovative therapeutic products and devices to address serious unmet medical needs for those living with endocrine and orphan lung diseases. Our signature technologies – Technosphere dry-powder formulations and Dreamboat inhalation devices – offer rapid and convenient delivery of medicines to the deep lung where they can exert an effect locally or enter the systemic circulation.

In our endocrine business unit, we currently commercialize two products: Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, and the V-Go wearable insulin delivery device, which provides continuous subcutaneous infusion of insulin in adults that require insulin. Afrezza was developed by us and received approval from the U.S. Food and Drug Administration (“FDA”) in June 2014. Afrezza consists of a dry powder formulation of human insulin delivered from a small portable inhaler. Administered at the beginning of a meal, Afrezza dissolves rapidly upon inhalation to the lung and delivers insulin quickly to the bloodstream. V-Go received 510(k) clearance by the FDA in 2010 and has been available commercially since 2012. In May 2022, we acquired V-Go from Zealand Pharma A/S and Zealand Pharma US, Inc. (together “Zealand”) and began integrating the product into our endocrine business unit. V-Go is a mechanical basal-bolus insulin delivery system that is worn like a patch and can eliminate the need for taking multiple daily shots. V-Go administers a continuous preset basal rate of insulin over 24 hours and provides discreet on-demand bolus dosing at mealtimes.

We are solely responsible for the commercialization of Afrezza and V-Go in the United States. Outside of the U.S., our strategy has been to establish regional partnerships in foreign jurisdictions where there are commercial opportunities, subject to the receipt of necessary foreign regulatory approvals. Our partner in Brazil, Biomm S.A. (“Biomm”), commenced commercialization of Afrezza in January 2020. Our partner in India, Cipla Ltd. (“Cipla”), is currently conducting a clinical study of Afrezza in order to meet the requirements for a regulatory submission to the Drug Controller General of India.

The proprietary formulation and inhaler technologies used in Afrezza have also been deployed in our efforts to develop products to treat orphan lung diseases. The first product to come out of our orphan lung disease pipeline, Tyvaso DPI (treprostinil) inhalation powder, received FDA approval in May 2022 for the treatment of pulmonary arterial hypertension (PAH) and pulmonary hypertension associated with interstitial lung disease (PH-ILD). Tyvaso DPI is the first and only approved dry powder inhaled treatment for PAH and PH-ILD. Our collaboration partner, United Therapeutics Corporation (“United Therapeutics” or “UT”) began commercializing Tyvaso DPI in June 2022. UT pays us a royalty on net sales of Tyvaso DPI as well as a margin on supplies of Tyvaso DPI that we manufacture for UT.

The next most advanced program in our pipeline of potential treatments for orphan lung diseases is MNKD-101, a nebulized formulation of clofazimine, for the treatment of severe chronic and recurrent pulmonary infections, including nontuberculous mycobacterial (NTM) lung disease. We believe an orally inhaled formulation of clofazimine could potentially provide several clinical advantages over the current solid oral dosage form of this drug. The FDA has designated MNKD-101 as both an orphan drug and a qualified infectious disease product for the treatment of pulmonary NTM infections. We recently completed an initial clinical study of MNKD 101 in Australia and we plan to initiate a Phase 2/3 clinical study in the United States in 2023. In connection with the development of MNKD-101, we are also evaluating the feasibility of developing a dry-powder formulation of clofazimine using our Technosphere formulation technology.

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

To aid in the development of oral inhalation products, we have created a number of innovative tools, including a novel inhalation profiling apparatus, known as BluHale that uses miniature sensors to assess the drug delivery process at the level of an individual inhaler. The BluHale apparatus medical device provides real-time data regarding patient usage and delivery system performance that is transmitted to a user interface, such as a smartphone application. During 2020, we released a BluHale Professional version of the apparatus for use as a training tool in certain physician’s offices. A consumer version of the apparatus, with additional features, is planned for release in 2023.

Manufacturing and Supply

Technosphere powders are based on our proprietary excipient, fumaryl diketopiperazine (“FDKP”), which is a pH-sensitive organic molecule that self-assembles into small particles under acidic conditions. Certain drugs can be loaded onto these particles by combining a solution of the drug with a solution or suspension of Technosphere material, which is then dried to powder form. The resulting powder has a consistent and narrow range of particle sizes with good aerodynamic properties that enable efficient delivery deep into the lungs. Technosphere powders dissolve quickly when the particles contact the moist lung surface with its neutral pH, releasing the drug molecules to diffuse across a thin layer of cells into the arterial circulation, bypassing the liver to provide excellent systemic exposure. In our Danbury, Connecticut facility, we can develop novel Technosphere formulations of different pharmaceutical ingredients and manufacture clinical and commercial supplies of these powders. In this facility, we currently formulate both the Afrezza and Tyvaso DPI inhalation powders at commercial scale, fill plastic cartridges with the powders and package the cartridges into blister packs. We utilize a contract packager to assemble the blister packs of Afrezza and Tyvaso DPI cartridges along with inhalers and the applicable package inserts, into final kits for sale.

Our Technosphere powders are intended to be administered with our innovative, breath-powered, dry powder inhalers. Our inhalers are easy to use, cost-effective and can be produced in both a reusable (chronic treatment) and a single-use (acute treatment) format. Both the reusable and single-use inhaler formats use the same internal air-flow design. Afrezza and Tyvaso DPI both use the reusable format (also known as Dreamboat). Being breath-powered, our inhalers require only the patient’s inhalation effort to deliver the powder. To administer a dose of the inhalation powder, a patient loads a cartridge into our inhaler and inhales through the mouthpiece. Upon inhalation, the dry powder is lifted out of the cartridge and broken up (or de-agglomerated) into small particles. The inhalers are engineered to produce an aggressive airstream that de-agglomerates the powder while keeping the powder moving relatively slowly. This slow-moving powder effectively navigates the patient’s airways to reach the deep lung with minimal deposition at the back of the throat. Our inhalers show very little change in performance (i.e., efficient cartridge emptying) over a wide range of inhalation efforts. We have a supply agreement with the contract manufacturer that produces the plastic-molded parts for our inhaler and the corresponding cartridges. We expect to be able to qualify an additional vendor of plastic-molding contract manufacturing services, if warranted by demand. We then assemble the inhalers from the individual components at our Connecticut facility.

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

Currently, the only source of insulin that we have qualified for Afrezza is manufactured by Amphastar France Pharmaceuticals S.A.S. (“Amphastar”). In April 2014, we entered into a supply agreement with Amphastar (as amended, the “Insulin Supply Agreement”) to purchase certain annual minimum quantities with an aggregate purchase commitment of €120.1 million over a term that currently extends through December 31, 2027. As of December 31, 2022, there was $72.3 million remaining in aggregate purchase commitments under this agreement. See additional information in Note 16 – Commitments and Contingencies to the consolidated financial statements for further information related to the Insulin Supply Agreement.

The treprostinil used to produce Tyvaso DPI is supplied to us at no cost by United Therapeutics.

Currently, we purchase FDKP, the primary component of our Technosphere powders, from a major chemical manufacturer with facilities in Europe and North America.

We also have an agreement with the contractor that performs the final packaging of Afrezza and Tyvaso DPI overwraps, inhalers and printed material into patient kits. We expect to be able to qualify an additional vendor of packaging services, if warranted by demand.

V-Go is manufactured for us by a contract manufacturer (“CMO”) in Southern China using MannKind-owned, custom-designed, semi-automated manufacturing equipment and production lines that can be brought online and/or staffed up as demand increases. We believe these production lines will have the ability to meet our current and expected near-term demand for V-Go. Additional CMOs in China perform release testing, sterilization, inspection and packaging functions.

V-Go is assembled from components that are manufactured to our specifications. Each completed device is tested to ensure compliance with our engineering and quality assurance specifications. A series of automated inspection checks, including x-ray assessments and lot-released testing, are also conducted throughout the manufacturing process to verify proper assembly and functionality. When mechanical components are sourced from outside vendors, those vendors must meet our detailed qualification and process control requirements. We maintain a team of product and process engineers, supply chain and quality personnel who provide product and production line support for V-Go. We also employ a full-time dedicated contractor based in China.

Some of the parts and components of V-Go are purchased from sole-source vendors, and we manage any single-source components and suppliers through our global supply chain operation. We believe that, if necessary, alternative sources of supply would, in most cases, be available in a relatively short period of time and on commercially reasonable terms.

The BluHale device is assembled for us by a CMO using components that are sourced from multiple vendors. Similarly, the clofazimine inhalation solution being evaluated in the MNKD-101 program is manufactured for us by a CMO.

In general, our suppliers and contract manufacturers are sophisticated and mature organizations, often with multinational operations, that have significant experience with pharmaceutical and medical device manufacturing. Our quality and manufacturing personnel conduct extensive inspections to qualify new vendors and periodic GMP audits of their operations on an ongoing basis. Our CMO facilities and the facilities of our critical suppliers are subject to periodic inspection by the FDA and corresponding state and foreign agencies. With the expansion of our supply chain into the electronic components that are required for BluHale devices, we have begun to require our vendors to confirm that conflict minerals are not knowingly or intentionally added during the manufacturing process for, or are unnecessary to the functionality or production of, the components that we source from such vendors.

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

Our Technosphere drug delivery platform enjoys patent protection relating to the powder, its manufacture, its use for pulmonary delivery of drugs as well as protection related to our inhalers and associated cartridges. We have additional patent coverage relating to methods for the treatment of diabetes using Afrezza. Overall, Afrezza is protected by approximately 670 issued patents and 55 pending patent applications in the United States and selected jurisdictions around the world, the longest-lived of which will expire in 2032. Similarly, Tyvaso DPI is protected by approximately 450 issued patents in the United States and elsewhere and an additional 40 pending patent applications. The longest-lived patent protection for Tyvaso DPI will expire in 2035. Various features of the commercial V-Go device are protected by a portfolio of approximately 200 issued patents and another 25 pending patent applications, the longest-lived of which will expire in 2033. Additional patents and patent applications are expected to provide protection for MNKD-101, our BluHale inhalation-profiling apparatus and various development tools. Our entire worldwide portfolio consists of approximately 1,350 issued patents and approximately 215 pending patent applications We expect to file further patent applications as our research and development efforts continue.

Drug delivery is a crowded field and a substantial number of patents have been issued to innovators in this space. In addition, because patent positions can be highly uncertain and frequently involve complex legal and factual questions, the breadth of claims obtained in any application or the enforceability of issued patents cannot be confidently predicted. Further, there can be substantial delays in commercializing pharmaceutical products, which can partially consume the statutory period of exclusivity through patents. For some of our inventions, particularly manufacturing processes and improvements, we have chosen to rely on trade secrets and know-how, which are not protected by patents, to maintain our competitive position.

We use trademarks and service marks to protect our corporate brand as well as the branding associated with Afrezza, V-Go, our Technosphere formulation technology, our device platform and the product support programs that we have developed. Our current portfolio consists of approximately 240 registered trademarks and 55 applications in the U.S. and selected foreign jurisdictions. We routinely monitor competing trademarks and, when necessary, oppose marks that we believe would be confusing to consumers. We also enforce against the unauthorized use or misappropriation of our marks.

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

Afrezza is administered at the beginning of a meal, so its principal competitors are rapid-acting” insulin analogs that are used for mealtime insulin injections. The products in this category are marketed by Eli Lilly and Company, Sanofi S.A. and Novo Nordisk A/S. V-Go is typically used by patients as part of a basal-bolus insulin regimen. Like Afrezza, it competes with injectable mealtime insulin products but also with long-acting, or basal, injectable insulins. The principal products in this category are marketed by Novo Nordisk and Sanofi.

Both Afrezza and V-Go also face some competition from glucagon-like peptide-1, or GLP-1, analog injection products. These products are often used in combination with oral medications or basal insulin injection before a patient progresses to a basal-bolus insulin regimen. As a result, we also compete with the manufacturers of GLP-1 analog injection products, such as AstraZeneca PLC, Novo Nordisk A/S and Eli Lilly and Company.

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

As the holder of marketing approvals for Afrezza and V-Go, we are subject to continuing regulation by the FDA, including post marketing study commitments or requirements, record-keeping requirements, reporting of adverse experiences with our products, submitting periodic reports, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, and complying with certain electronic records and signature requirements. For example, as part of the approval of Afrezza, the FDA required us to conduct certain additional clinical studies of Afrezza in pediatric patients. In 2021, we initiated a Phase 3 clinical trial to evaluate the safety and efficacy of Afrezza in combination with basal insulin versus multiple daily injections of insulin in children and adolescents aged 4-17 who are living with type 1 or type 2 diabetes. This study, known as the INHALE-1 study, is expected to complete enrollment by the end of 2023. When Afrezza was approved, the FDA also required us to conduct an additional long-term safety study that was originally intended to compare the incidence of pulmonary malignancy observed with Afrezza to that observed in a standard of care control group. We have an ongoing dialogue with the FDA regarding the agency’s current interest in the long-term safety of Afrezza and an appropriate study design to address any concerns.

As a manufacturer of multiple therapeutic products, including Tyvaso DPI, our Connecticut facility is subject to federal registration and listing requirements and, if applicable, to state licensing requirements. It is also subject to inspection by the FDA and other national regulatory bodies and must comply with current good manufacturing practices (“cGMPs”), quality system regulations for medical devices (“QSR”) and other requirements enforced by these regulatory bodies. So too are the facilities of our insulin supplier and the supplier(s) of FDKP. Likewise, the supplier of our inhaler and cartridges and the CMOs for V-Go are subject to QSR, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process of medical devices, among other requirements. A failure, including those of our suppliers, to obtain and maintain applicable federal registrations or state licenses, or to meet the inspection criteria of the FDA or the other national regulatory bodies, would disrupt our manufacturing processes and would harm our business. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full compliance.

In addition, the FDA imposes complex regulations on entities that advertise and promote drugs, which include, among other requirements, standards for and regulation of direct-to-consumer advertising, industry sponsored scientific and educational activities, promotional activities involving the Internet, and restrictions on off-label promotion. The FDA has very broad enforcement authority, and failure to comply with these regulations can result in penalties, including the issuance of a warning letter, requirements for corrective advertising to healthcare providers, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions.

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

Moreover, in the United States, there have been several presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. More recently, the Inflation Reduction Act (the “IRA”), which was signed into law in August 2022, limits insulin copays to $35 per month for Medicare Part D beneficiaries starting in 2023 and extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In addition, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

State laws also govern the privacy and security of personal data, including health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which became effective January 1, 2023, expands the CCPA. The CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023. U.S. federal and state consumer protection laws require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

Foreign data privacy and security laws impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”) contains provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures that are intended to bring non-EU companies under the data security and privacy legal framework specified in the regulation. We anticipate that over time we may expand our business operations to include operations in the EU, including potentially conducting preclinical and clinical trials. With such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the EU GDPR.

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

Our policy on interactions with healthcare professionals and patients requires that our employees promote our products fairly, truthfully, accurately and on-label. Off-label promotion of our products is explicitly prohibited, as are sales activities that would interfere with a healthcare provider’s independent medical judgment or the doctor-patient relationship. All sales staff receive compliance training upon hire and on an annual basis. We also routinely monitor sales calls. We expect that consistent enforcement of, and training on, our Code of Business Conduct and Ethics and our policy on interactions with healthcare professionals and patients will help us to avoid the incidence of unethical marketing practices.

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

In addition, all sales packs of our drugs that are placed in the distribution chain are serialized in accordance with the requirements of the Drug Quality and Security Act, which requires drug manufacturers to assign a unique identifier to each sales pack (and each aggregate of such sales pack, such as a case or pallet). These identifiers remain on such pack or aggregate through the whole supply chain until its consumption or destruction. This system is intended to improve detection and removal of drugs that may be counterfeit, stolen, contaminated, or otherwise harmful from the drug supply chain.

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

The health of subjects in clinical trials is a priority for us and we are committed to conducting clinical trials according to uniformly high ethical standards. We apply those standards to trials that we sponsor and conduct directly as well as those conducted on our behalf by clinical research organizations. We conduct trials in accordance with all applicable laws, the standards of International Council for Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use Guidelines and following the ethical principles that have their origin in the Declaration of Helsinki.

We require that informed consent be obtained in all trials to ensure that participants understand the risks and benefits of the procedures, how personal medical data is collected and used, and that participation in the trial is voluntary, among other information. We retain documentation that all participants in our trials have provided informed consent.

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

Long-Lived Assets

Our long-lived assets are located in the United States and China and totaled $53.0 million and $38.9 million as of December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, we had 395 total at-will employees, of which 391 were full-time. Of our full-time employees, 210 were engaged in manufacturing, 25 in research and development, 55 in general and administrative and 101 in selling and marketing. Sixteen of these employees had a Ph.D. degree and/or M.D. degree and were engaged in activities relating to research and development, manufacturing, quality assurance or business development. As of December 31, 2022, our workforce was distributed along genders and ethnic minorities as follows:

Grade Levels	Number	Female (%)	Ethnic minority (%)
Vice President and above	17	18%	24%
Executive Director, Director and Senior Manager	115	48%	25%
Managers and below	263	41%	44%
All employees	395	42%	37%

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

Occupational Health and Safety

Hazardous materials are inherent in our operations, and it is not possible to eliminate completely the risk of accidental exposure from our operations. We have established procedures to comply with governmental regulations regarding workplace safety, including training employees to enable them to recognize risks and empower them to learn, discover, work safely, and to minimize injuries, illnesses, environmental impact and regulatory risks. In 2022, our total illness and injury incidence rate was 0.3 per 100 employees compared to the 2021 industry average of 1.6, as reported by the U.S. Department of Labor, and our DART (days away/restricted or job transfer) incident rate was 0.3 per 100 employees compared to the 2021 industry average of 1.2. We will continue our efforts to ensure a high level of workplace safety.

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

Scientific Advisors

We seek advice from a number of leading scientists and physicians on scientific, technical and medical matters. These advisors are leading scientists in endocrinology, pulmonology and other areas of scientific or clinical interest. Our scientific advisors are consulted regularly to assess, among other things:

•	our research and development programs;
•	the design and implementation of our clinical programs;
•	our patent and publication strategies;
•	market opportunities from a clinical perspective;

•	new technologies relevant to our research and development programs; and
•	specific scientific and technical issues relevant to our business.

A partial listing of our current scientific advisors is maintained on our corporate website at www.mannkindcorp.com.

Information about our Executive Officers

The following table sets forth our current executive officers and their ages:

Name	Age	Position(s)
Michael E. Castagna, Pharm.D.	46	Chief Executive Officer
Steven B. Binder	60	Chief Financial Officer
Sanjay Singh, M Pharm, MBA	56	Executive Vice President, Technical Operations
Stuart A. Tross, Ph.D.	56	Chief People and Workplace Officer
David B. Thomson, Ph.D., J.D.	56	General Counsel and Secretary

Michael E. Castagna, Pharm.D. has been our Chief Executive Officer since May 2017 and was our Chief Commercial Officer from March 2016 until May 2017. From November 2012 until he joined us, Dr. Castagna was at Amgen, Inc., where he initially served as Vice President, Global Lifecycle Management and was most recently Vice President, Global Commercial Lead for Amgen’s Biosimilar Business Unit. From 2010 to 2012, he was Executive Director, Immunology, at Bristol-Myers Squibb Company (“BMS”), an innovative global biopharmaceutical company. Before BMS, Dr. Castagna served as Vice President & Head, Biopharmaceuticals, North America, at Sandoz, a division of Novartis. He has also held positions with commercial responsibilities at EMD (Merck) Serono, Pharmasset and DuPont Pharmaceuticals. He received his pharmacy degree from the University of the Sciences-Philadelphia College of Pharmacy, a PharmD. from Massachusetts College of Pharmacy & Sciences and an MBA from The Wharton School of Business at the University of Pennsylvania.

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

Sanjay Singh has been our Executive Vice President, Technical Operations since October 2022. Before joining us, since 2011 Mr. Singh served as Sr. Vice President and Associate President Technical Operations in India and USA at Aurobindo Pharma , a leading generic pharmaceutical manufacturing company, headquartered in Hyderabad, India. Prior to Aurobindo, Mr. Singh worked in various leadership roles at Cipla Ltd (2000 – 2007, 2008-2011), Glenmark Pharma (2007-2008), Nicholas Piramal India Ltd (1992-2000) and Cadila Laboratories (1990-1991). Mr. Singh has been associated with the Parenteral Drug Association (PDA) and was the founding president of the PDA, India chapter before moving to the US in 2015. Mr. Singh received an M. Pharma. degree in Pharmaceutical Chemistry from LM College of Pharmacy, Ahmedabad, India and an MBA degree from Institute of Management Studies, Indore, India.

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

David B. Thomson, Ph.D., J.D. has been our General Counsel and Corporate Secretary since January 2002. Prior to joining us, he practiced corporate/commercial and securities law at a major Toronto law firm. Earlier in his career, Dr. Thomson was a post-doctoral fellow at the Rockefeller University. Dr. Thomson obtained his B.S., M Sc. and Ph.D. degrees from Queens University and obtained his J.D. degree from the University of Toronto.

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

RISKS RELATED TO OUR BUSINESS

The products that we or our collaboration partner are commercializing may only achieve a limited degree of commercial success.

Successful commercialization of therapeutic products is subject to many risks, including some that are outside our control. There are numerous examples of failures to fully exploit the market potential of therapeutic products, including by biopharmaceutical and device companies with more experience and resources than us. The products, including products that we commercialize ourselves and any future, products that we may develop or acquire in the future and the product that is commercialized by our collaboration partner and future products that may be commercialized by a collaboration partner, may not gain market acceptance among physicians, patients, third-party payers and the healthcare community. The degree of market acceptance of our or a collaboration partner’s products depends on many factors, including the following:

•	approved labeling claims;
•

effectiveness of efforts by us and/or any current or future collaboration or marketing partner to support and educate patients and physicians about the benefits and proper administration of our products, and the perceived advantages of our products and the disadvantages of competitive products;

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

Because of these and other factors, the products described above may not gain market acceptance or otherwise be commercially successful. Failure to achieve market acceptance would limit our ability to generate revenue and would adversely affect our results of operations. We or our current or any future collaboration partner may need to enhance our/their commercialization capabilities in order to successfully commercialize such products in the United States or any other jurisdiction in which the product is approved for commercial sale, and we or the collaboration partner may not have sufficient resources to do so. The market for skilled commercial personnel is highly competitive, and we may not be able to hire all of the personnel we need on a timely basis or retain them for a sufficient period.

In order to increase adoption and sales of our products, we need to continue to develop our commercial organization, including maintaining and growing a highly experienced and skilled workforce with qualified sales representatives.

In order to successfully commercialize our products in the United States, we have built a sales force that promotes Afrezza and V-Go to endocrinologists and selected primary care physicians. In order to successfully commercialize any approved products, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. Factors that may hinder our ability to successfully market and commercially distribute our products include:

•	inability to recruit, retain and effectively manage adequate numbers of effective sales personnel;
•	lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies that have more extensive product lines; and
•	unforeseen delays, costs and expenses associated with maintaining our sales organization.

If we are unable to maintain an effective sales force for our products, including any other potential future approved products, we may not be able to generate sufficient product revenue in the United States. We are required to expend significant time and resources to train our sales force to be credible and persuasive in convincing physicians to prescribe and pharmacists to dispense our products. In addition, we must continually train our sales force and equip them with effective marketing materials to ensure that a consistent and appropriate message about our products is being delivered to our potential customers. We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our products and any additional products we may develop or acquire will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully develop this capability.

Similarly, if United Therapeutics does not effectively engage or maintain its sales force for Tyvaso DPI, our ability to recognize royalties and manufacturing revenue from this collaboration will be adversely affected.

Manufacturing risks may adversely affect our ability to manufacture our products and Tyvaso DPI, which and could reduce our gross margin and profitability.

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

These risks are likely to be exacerbated by our limited experience with V-Go and its manufacturing processes. As demand increases, we may have to invest additional resources to purchase components, hire and train employees, and enhance our manufacturing processes. If we fail to increase our production capacity efficiently, our sales may not increase in line with our forecasts and our operating margins could fluctuate or decline. In addition, we may be unable to support commercialization of Tyvaso DPI.

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

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payers to contain or reduce the costs of healthcare through various means. In the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the IRA, which was signed into law in August 2022, will limit insulin copays to $35 per month for Medicare Part D beneficiaries starting in 2023. In certain foreign markets the pricing of prescription pharmaceuticals is subject to direct governmental control. The European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.

If we or any collaboration or marketing partner is unable to obtain and maintain coverage of, and adequate third-party reimbursement for, our approved products, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our or any collaboration or marketing partner’s ability to successfully commercialize such products and would impact our profitability, results of operations, financial condition, and prospects.

We may need to raise additional capital to fund our operations.

We may need to raise additional capital, whether through the sale of equity or debt securities, additional strategic business collaborations, the establishment of other funding facilities, licensing arrangements, asset sales or other means, in order to support our ongoing activities, including the commercialization of our products and the development of our product candidates. It may be difficult for us to raise additional funds on favorable terms, or at all. The extent of our additional funding requirements will depend on a number of factors, including:

•	the degree to which we are able to generate revenue from products that we or a collaboration partner commercialize;
•	the costs of developing Afrezza and of commercializing Afrezza and V-Go on our own in the United States;
•

the degree to which revenue from Afrezza exceeds or does not exceed the minimum revenue covenants under our credit and security agreement with MidCap Financial Trust (the “MidCap credit facility”), if applicable;

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

We have raised capital in the past through the sale of equity and debt securities and we may in the future pursue the sale of additional equity and/or debt securities, or the establishment of other funding facilities including asset-based borrowings. There can be no assurances, however, that we will be able to raise additional capital in the future on acceptable terms, or at all. Volatility and disruptions of the global supply chain and financial markets, if sustained or recurrent, could prevent us or make it more difficult for us to access capital.

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

We are not currently profitable and have rarely generated positive net cash flow from operations. As of December 31, 2022, we had an accumulated deficit of $3.2 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue commercializing our products and to advance development of product candidates in our pipeline. In addition, under our Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin through 2027. As of December 31, 2022, there was approximately $72.3 million remaining in aggregate purchase commitments under this agreement. We may not have the necessary capital resources to service this contractual commitment.

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

The notes to our consolidated financial statements in this Annual Report on Form 10-K provide details about our various debt obligations. As of December 31, 2022, we had $278.8 million principal amount of outstanding debt, consisting of:

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

•

$40.0 million principal amount under the MidCap credit facility, bearing interest at an annual rate equal to one-month Secured Overnight Financing Rate (“SOFR”) plus 6.25% (cap of 8.25%), subject to a one-month SOFR floor of 1.00%, payable in equal monthly installments beginning in September 2023 through maturity in August 2025. In August 2022, we amended the MidCap credit facility and transitioned the benchmark interest rate from the London Interbank Offered Rate (“LIBOR”) to the SOFR. The interest rate prior to the amendment was one-month LIBOR (1% floor) plus 6.25% (cap of 8.25%).

•

$8.8 million principal amount of indebtedness under a $35.0 million note that we issued to The Mann Group LLC (“Mann Group”) in August 2019 that is convertible into shares of our common stock at the option of Mann Group at a conversion price of $2.50 per share (the “Mann Group convertible note”), bearing interest at a fixed rate of 2.50% per annum compounded quarterly and maturing in December 2025. Interest is paid-in-kind from August 2019 until the end of 2020, after which we have the option to pay interest in-kind or in shares.

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

A breach of any of these covenants could result in an event of default under the MidCap credit facility. If we default on our obligations under the MidCap credit facility, the lender could proceed against the collateral granted to them to secure our indebtedness or declare all obligations under the MidCap credit facility to be due and payable. In certain circumstances, procedures by the lender could result in a loss by us of all of our equipment and inventory, which are included in the collateral granted to the lender. In addition, upon any distribution of assets pursuant to any liquidation, insolvency, dissolution, reorganization or similar proceeding, the holders of secured indebtedness will be entitled to receive payment in full from the proceeds of the collateral securing our secured indebtedness before the holders of other indebtedness or our common stock will be entitled to receive any distribution with respect thereto.

There can be no assurance that we will have sufficient resources to make any required repayments of principal under the terms of our indebtedness when required. While we have been able to timely make our required interest payments to date, we cannot guarantee that we will be able to do so in the future. If we fail to pay interest on, or repay, our outstanding term loan under the MidCap credit facility or borrowings under either of the Mann Group convertible note or the non-convertible note issued to Mann Group in August 2019 in an aggregate principal amount of $35.1 million (the “Mann Group non-convertible note” and, together with the Mann Group convertible note, the “Mann Group promissory notes’) when required, we will be in default under the instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the note holders initiating bankruptcy proceedings or causing us to cease operations altogether.

Our business, product sales, results of operations and ability to access capital could be adversely affected by the effects of health pandemics or epidemics, in regions where we or third parties distribute our products or where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations.

Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we have business operations, and we could experience significant disruptions in the operations of third-party manufacturers and distributors upon whom we rely. For example, sales and demand for Afrezza were previously adversely affected by the global COVID-19 pandemic, and a resurgence of the COVID-19 pandemic or future pandemics or epidemics could adversely affect the demand for and sales of our products in the future. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In particular, our contract manufacturers in China could be impacted by that country’s recent policy of strict lockdowns in order to reduce the spread of disease. Disruptions in sales and demand for our products would be expected to occur:

•	if patients are physically quarantined or are unable or unwilling to visit healthcare providers,
•	if physicians restrict access to their facilities for a material period of time,
•	if healthcare providers prioritize treatment of acute or communicable illnesses over chronic disease management,
•	if pharmacies are closed or suffering supply chain disruptions,
•	if patients lose access to employer-sponsored health insurance due to periods of high unemployment, or
•	as a result of general disruptions in the operations of payers, distributors, logistics providers and other third parties that are necessary for our products to be prescribed and reimbursed.

In addition, clinical trials of our products previously experienced delays as a result of the COVID-19 pandemic and may be affected by a resurgence in the COVID-19 pandemic or a future health pandemic or epidemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the health pandemic or epidemic. Some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff would adversely impact our clinical trial operations.

A pandemic or epidemic also has the potential for disruption of global financial markets. This disruption, if sustained or recurrent, could make it more difficult for us to access capital, which could negatively affect our liquidity. In addition, a recession or market correction as a result of a health pandemic or epidemic could materially affect our business and the value of our common stock.

If we do not obtain regulatory approval of our products in foreign jurisdictions, we will not be able to market in such jurisdictions, which could limit our commercial revenues. We may not be able to establish additional regional partnerships or other arrangements with third parties for the commercialization of our products outside of the United States.

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

Continued testing of our products and product candidates may not yield successful results, and even if it does, we may still be unable to successfully commercialize our current or future products.

We have generally sought to develop product candidates through our internal research programs. All such product candidates will require additional research and development and, in some cases, significant preclinical, clinical and other testing prior to seeking regulatory approval to market them. Accordingly, these product candidates will not be commercially available for a number of years, if at all. Further research and development on these programs will require significant financial resources. Given our limited financial resources, we may not be able to advance these programs into clinical development unless we are able to obtain specific funding for these programs or enter into collaborations with third parties.

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

•	disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions.

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

•	the rate of progress, costs and results of our clinical studies and preclinical research and development activities;
•	our ability to identify and enroll patients who meet clinical study eligibility criteria;
•	our ability to access sufficient, reliable and affordable supplies of components used in the manufacture of our product candidates;
•	the costs of expanding and maintaining manufacturing operations, as necessary;
•	the extent to which our clinical studies compete for clinical sites and eligible subjects with clinical studies sponsored by other companies;
•	actions by regulators; and
•	disruptions caused by geopolitical conflicts, man-made or natural disasters or public health pandemics or epidemics or other business interruptions.

If we fail to commence or complete, or experience delays in or are forced to curtail, our proposed development programs or otherwise fail to adhere to our projected development goals in the timeframes we expect (or within the timeframes expected by analysts or investors), our business, financial condition and results of operations may be harmed and the market price of our common stock and other securities may decline. In addition, we may be delayed or prevented from generating revenues from milestone or other payments that depend on our ability to achieve any milestone obligations specified in an out-licensing arrangement.

The long-term safety and efficacy of approved products may differ from clinical studies, which could negatively impact sales and could lead to reputational harm or other negative effects.

The effects of approved therapeutic products over terms longer than the clinical studies or in much larger populations may not be consistent with earlier clinical results. If long-term use of an approved therapeutic product results in adverse health effects or reduced efficacy or both, the FDA or other regulatory agencies may terminate our or any marketing or collaboration partner’s ability to market and sell the product, may narrow the approved indications for use or otherwise require restrictive product labeling or marketing, or may require further clinical studies, which may be time-consuming and expensive and may not produce favorable results.

V-Go received pre-market clearance in 2010 under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act, or FDCA. This process typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. As a result, we currently lack significant published long-term clinical data supporting the safety and efficacy of V-Go and the benefits it offers that might have been generated in connection with other approval processes. For these reasons, adults who require insulin and their healthcare providers may be slower to adopt or recommend V-Go, we may not have comparative data that our competitors have or are generating, and third-party payers may not be willing to provide coverage or reimbursement for V-Go. Further, future studies or clinical experience may indicate that treatment with V-Go is not superior to treatment with competitive products. Such results could slow the adoption of V-Go and significantly reduce our sales, which could prevent us from achieving our forecasted sales targets or achieving or sustaining profitability. Moreover, if future results and experience indicate that V-Go causes unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension or withdrawal of FDA clearance or approval, significant legal liability or harm to our business reputation.

We may not realize the benefit of our recent acquisition of V-Go or any future acquisition or strategic transaction; we may be unable to successfully integrate new products or businesses we may acquire.

We periodically evaluate and pursue acquisition of therapeutic products. We completed the acquisition of V-Go on May 31, 2022 and it remains to be seen whether the acquisition will further our business strategy as anticipated or generate significant revenues. Moreover, the integration of any acquired business, product or other assets into our company may be complex and time-consuming and, if such businesses, products or assets are not successfully integrated, we may not achieve the anticipated benefits, cost-savings or growth opportunities. Potential difficulties that may be encountered in the integration process include the following:

•	unanticipated liabilities related to acquired assets, companies or joint ventures;
•	integrating personnel, operations and systems, while maintaining focus on producing and delivering consistent, high quality products;
•	coordinating geographically dispersed organizations;
•	diversion of management time and focus from operating our business to management of strategic alliances or joint ventures or acquisition integration challenges;
•	retention of key employees;

•	increases in our expenses and reductions in our cash available for operations and other uses;
•	retaining existing customers and attracting new customers;
•	managing inefficiencies associated with integrating the operations of our company; and
•	possible write-offs or impairment charges relating to acquired assets, businesses or joint ventures.

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

Reports of side effects or safety concerns in related technology fields or in other companies’ clinical studies could delay or prevent us from obtaining regulatory approval for our product candidates or negatively impact public perception of our approved products.

There are a number of clinical studies being conducted by other pharmaceutical companies involving compounds similar to, or potentially competitive with, our product candidates. Adverse results reported by these other companies in their clinical studies or by companies that use our proprietary formulation and inhaler technologies could delay or prevent us from obtaining regulatory approval, may subject our products to class warnings in their labels or negatively impact public perception of our product candidates, which could harm our business, financial condition and results of operations and cause the market price of our common stock and other securities to decline.

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

We have relationships with scientific advisors at academic and other institutions to conduct research or assist us in formulating our research, development or clinical strategy. These scientific advisors are not our employees and may have commitments to, and other obligations with, other entities that may limit their availability to us. We have limited control over the activities of these scientific advisors and can generally expect these individuals to devote only limited time to our activities. Failure of any of these persons to devote sufficient time and resources to our programs could harm our business. In addition, these advisors are not prohibited from, and may have arrangements with, other companies to assist those companies in developing technologies that may compete with our products.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act, the Coronavirus Aid, Relief, and Economic Security Act and the IRA enacted many significant changes to the U.S. tax laws. Further guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.

Effective January 1, 2022, the Tax Act eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Unless the United States Department of the Treasury issues regulations that narrow the application of this provision to a smaller subset of our research and development expenses or the provision is deferred, modified, or repealed by Congress, it could harm our future operating results by effectively increasing our future tax obligations. The actual impact of this provision will depend on multiple factors, including the amount of research and development expenses we will incur, whether we achieve sufficient income to fully utilize such deductions and whether we conduct our research and development activities inside or outside the United States.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $2.2 billion and $1.7 billion available, respectively, to reduce future taxable income. $499.6 million of the federal losses do not expire and the remaining federal losses have started expiring, beginning in the current year through various future dates.

Pursuant to IRC Sections 382 and 383, annual use of the Company’s federal and California net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. As a result of the Company's initial public offering, an ownership change within the meaning of IRC Section 382 occurred in August 2004. As a result, federal net operating loss and credit carryforwards of approximately $105.8 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year can be utilized in future years in addition to the Section 382 limitation for those years. We have completed a Section 382 analysis beginning from the date of our initial public offering through December 31, 2022, to determine whether additional limitations may be placed on the net operating loss carryforwards and other tax attributes, and no additional changes in ownership that met Section 382 study ownership change threshold has been identified through December 31, 2022. There is a risk that changes in ownership may occur in tax years after December 31, 2022. If a change in ownership were to occur, our net operating loss carryforwards and other tax attributes could be further limited or restricted. If limited, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to the Company’s operations in the U.S. will not impact the Company’s effective tax rate.

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

At least for the foreseeable future, we expect that our manufacturing facility in Connecticut will be the sole location for the manufacturing of Afrezza and Tyvaso DPI. Similarly, our contract manufacturer in Southern China is the only location for the assembly of V-Go. Additional contract manufacturers in China perform release testing, sterilization, inspection and packaging functions. These facilities and the specialized manufacturing equipment we use at them would be costly to replace and could require substantial lead-time to repair or replace. We depend on our facilities and on collaborators, contractors and vendors for the continued operation of our business. Natural disasters or other catastrophic events, including interruptions in the supply of natural resources, political and governmental changes, severe weather conditions, public health pandemics or epidemics, wars, conflicts (including the current Russia-Ukraine conflict), wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, volcanic eruptions, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. We might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs or cause interruptions in our commercialization of our products.

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

We, and third parties acting on our behalf, employ and are increasingly dependent upon information technology systems, infrastructure, applications, websites and other resources. Our business requires collecting, receiving, manipulating, analyzing, storing, processing, generating, using, disclosing, protecting, securing, transmitting, sharing, disposing of, and making accessible (collectively “processing”) large amounts of data, including proprietary, confidential and sensitive data (such as personal or health-related data), intellectual property, and trade secrets (collectively, “sensitive information”).

Cyberattacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to increase are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors, for geopolitical reasons and in conjunction with military conflicts and defense activities. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credentials harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. Some of our workforce works remotely, which also poses increased risks to our information technology systems and data, as employees working from home, in transit or in public locations, utilize network connections, computers and devices outside our premises or network. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

The FDA and comparable foreign regulatory authorities subject any approved therapeutic product to extensive and ongoing regulatory requirements concerning the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. We also cannot be sure that actions by foreign regulatory bodies pertaining to the safety of drugs or medical devices will not adversely affect our operations. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be denied marketing approval or lose any marketing approval that we have already obtained. There can be no assurance that we will be able to obtain necessary regulatory clearances or approvals on a timely basis, if at all, for any of our product candidates under development, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business and results of operations.

Healthcare legislation may make it more difficult to receive revenues.

In both the United States and certain foreign jurisdictions, there has been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably. The most recent significant healthcare legislation was the Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act (collectively, the “PPACA”), enacted in March 2010, which substantially changed the way healthcare is financed by both governmental and private insurers and continues to significantly affect the healthcare industry. There have been executive, judicial and congressional challenges to certain provisions of the PPACA, although the constitutionality of the PPACA appears to now be settled. In addition, there have been proposed and enacted health reform initiatives affecting the PPACA. For example, on August 16, 2022, President Biden signed the IRA into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025, eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program, and caps the out-of-pocket cost of insulin (including Afrezza) at $35 per month for Medicare recipients beginning in 2023. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, other litigation, and the healthcare reform measures of the current administration will impact the PPACA.

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

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payers to contain or reduce the costs of healthcare through various means. In the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that there will continue to be a number of federal and state proposals to implement similar and/or additional governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private third-party payers may take in response to any drug pricing and reimbursement reform proposals or legislation. Further, to the extent that such reforms have a material adverse effect on our ability to commercialize our products and product candidates under development, our business, financial condition and profitability may be adversely affected.

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

•

The federal Physician Payments Sunshine Act under PPACA, which requires certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to Centers for Medicare & Medicaid Services (“CMS”) information related to payments and other transfers of value to physicians (defined to include defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members.

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

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. With Afrezza approved in Brazil and as we pursue additional international approvals, we will be subject to similar foreign laws and regulations. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, or any contractual obligations related to the same, we may be subject to governmental enforcement actions, investigations, litigation (including class action lawsuits) and other penalties, including significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, defense costs, exclusion from U.S. federal or state healthcare programs, additional reporting requirements and/or oversight (including if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws), bans or restrictions on our processing of personal data, indemnity obligations and the curtailment or restructuring of our operations. Any such event or consequence, including penalties, damages, fines, and curtailment or restructuring of our operations, could materially adversely affect our ability to operate our business, including our ability to run clinical trials, and our financial results and harm our reputation. Although compliance programs can help mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state fraud laws may prove costly.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the CCPA imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA provides for civil penalties (up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which became operative January 1, 2023, expands the CCPA’s requirements, including by applying to personal information of business representatives and employees. Additionally, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states also have enacted comprehensive data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the General Data Protection Regulation (“GDPR”) and, the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and Australia’s Privacy Act 1988 impose strict requirements for processing personal data. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million euros or 4% of annual global revenue, whichever is greater; or private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

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

We may also be bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply.

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

Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.

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

Our portfolio of investment securities may require us to register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940 (“‘40 Act”).

The rules and interpretations of the SEC and the courts relating to the definition of "investment company" are very complex. Although we are a biopharmaceutical company and we do not hold ourselves out as an investment company, the value of our investment securities relative to our total assets (exclusive of government securities and cash items) has in the past exceeded safe harbor limits prescribed in the ’40 Act. If our asset mix does not continue to qualify for one of the safe harbor limits prescribed in the ‘40 Act, it is possible that the SEC would take the position that we would be required to register under the ‘40 Act and comply with the ‘40 Act’s registration and reporting requirements, capital structure requirements, affiliate transaction restrictions, conflict of interest rules, requirements for disinterested directors, and other substantive provisions. If we were required to register as an “investment company” and be subject to the restrictions of the ‘40 Act, those restrictions likely would require significant changes in the way we do business and add significant administrative costs and burdens to our operations.

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

Moreover, certain components of our products may be manufactured outside the United States and imported into the United States. As such, third parties could file complaints under 19 U.S.C. Section 337(a)(1)(B) (a “337 action”) with the International Trade Commission (the “ITC”). A 337 action can be expensive and would consume time and other resources. There is a risk that the ITC would decide that we are infringing a third party’s patents and either enjoin us from importing the infringing products or parts thereof into the United States or set a bond in an amount that the ITC considers would offset our competitive advantage from the continued importation during the statutory review period. The bond could be up to 100% of the value of the patented products. We may not prevail in any legal action, and a required license under the patent may not be available on acceptable terms, or at all, resulting in a permanent injunction preventing any further importation of the infringing products or parts thereof into the United States. We also may not be able to develop a non-infringing product design on commercially reasonable terms, or at all.

Although we do not believe that our products or product candidates infringe any third-party patents, if a plaintiff was to allege infringement of their patent rights, we would have to establish with the court that their patents are invalid or unenforceable in order to avoid legal liability for infringement of these patents. However, proving patent invalidity or unenforceability can be difficult because issued patents are presumed valid. Therefore, in the event that we are unable to prevail in a non-infringement or invalidity action we will have to either acquire the third-party patents outright or seek a royalty-bearing license. Royalty-bearing licenses effectively increase production costs and therefore may materially affect product profitability. Furthermore, should the patent holder refuse to either assign or license us the infringed patents, it may be necessary to cease manufacturing the product entirely and/or design around the patents, if possible. In either event, our business, financial condition and results of operations would be harmed and our profitability could be materially and adversely impacted.

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

Our ability to make scheduled payments on our lease and debt obligations will depend on our financial and operating performance, which is subject to the commercial success of our products, the extent to which we are able to successfully develop and commercialize our products, prevailing economic and competitive conditions, and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness and lease obligations. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled obligations or that these actions would be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations when due.

Our stock price is volatile.

The trading price of our common stock has been and is likely to continue to be volatile. The volatility of pharmaceutical and biotechnology stocks often does not relate to the operating performance of the companies represented by the stock. Our business and the market price of our common stock may be influenced by a large variety of factors, including:

•	our ability to obtain marketing approval for our products outside of the United States and to find collaboration partners for the commercialization of our products in foreign jurisdictions;
•	future estimates of product sales, royalties, prescriptions or other operating metrics;
•	our ability to successfully commercialize other products based on our Technosphere drug delivery platform;
•	the progress and results of preclinical and clinical studies of our product candidates and of post-approval studies of approved products that are required by the FDA;
•	general economic, political or stock market conditions, especially for emerging growth and pharmaceutical market sectors;
•	geopolitical events, such as the current Russia-Ukraine conflict;
•	legislative developments;
•	disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions;
•	changes in the structure of the healthcare payment systems;
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

We may need to raise substantial additional capital in the future to fund our operations. If we raise additional funds by issuing equity securities or additional convertible debt, the market price of our common stock and other securities may decline. Similarly, if our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock and other securities could decrease . The perception in the public market that we or our existing stockholders might sell shares of common stock could also depress the market price of our common stock and the market price of our other securities.

Likewise, the issuance of additional shares of our common stock upon the exchange or conversion of the Mann Group promissory notes, or the Senior convertible notes, could adversely affect the market price of our common stock and other securities. Moreover, the existence of these notes may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

Public companies in general, including companies listed on The Nasdaq Stock Market, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. There has been particular volatility in the market prices of securities of biotechnology and other life sciences companies, and the market prices of these companies have often fluctuated because of problems or successes in a given market segment or because investor interest has shifted to other segments. These broad market and industry factors may cause the market price of our common stock and other securities to decline, regardless of our operating performance. We have no control over this volatility and can only focus our efforts on our own operations, and even these may be affected due to the state of the capital markets.

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

GENERAL RISK FACTORS

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In 2001, we acquired a facility in Danbury, Connecticut that included two buildings comprised of approximately 190,000 square feet on 17.5 acres. In September 2008, we completed the construction of approximately 140,000 square feet of new manufacturing space providing us with two buildings totaling approximately 328,000 square feet, housing our research and development, manufacturing and certain administrative functions. The Danbury facility contains our principal executive offices. We believe the Danbury facility has sufficient space, including unimproved manufacturing space, to satisfy anticipated commercial demand for Afrezza and Tyvaso DPI. Our obligations under the MidCap Credit Facility are secured by a portion of the facility in Danbury and other assets.

On November 8, 2021, we sold a portion of the Danbury facility to an affiliate of Creative Manufacturing Properties (the “Purchaser”) for a sales price of $102.3 million and entered into a 20-year lease agreement with the Purchaser, with four renewal options of five years each. See Note 7 – Property and Equipment and Note 16 – Commitments and Contingencies in the consolidated financial statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

 As of December 31, 2022, we leased a total of approximately 24,475 square feet of office space in Westlake Village, California pursuant to a lease that expires in July 2028.

In addition, we assumed certain leased real property (the “Marlborough Lease”) pursuant to the Asset Purchase Agreement entered into in May 2022 with Zealand Pharma A/S and Zealand Pharma US, Inc. The Marlborough Lease pertains to certain premises in a building located in Marlborough, Massachusetts. As of December 31, 2022, we leased a total of approximately 20,000 square feet of building space pursuant to a lease that expires in February 28, 2026. See Note 16 – Commitments and Contingencies in the consolidated financial statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Item 3. Legal Proceedings

See Note 16 – Commitments and Contingencies in the consolidated financial statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market

Our common stock has been traded on The Nasdaq Global Market under the symbol “MNKD” since July 28, 2004. The closing sales price of our common stock on The Nasdaq Global Market was $5.16 on February 10, 2023 and there were 104 registered holders of record of our common stock as of that date.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) The Nasdaq Composite Index and (ii) The Nasdaq Biotechnology Index. The graph assumes a $100 investment, on December 31, 2017, in (i) our common stock, (ii) the securities comprising The Nasdaq Composite Index and (iii) the securities comprising The Nasdaq Biotechnology Index.

Comparison of Five-Year Cumulative Total Return of a $100 Investment on December 31, 2017

$250
$200
$150
$100
$50
$0
12/31/2017
2018
2019
2020
2021
2022
Nasdaq Composite Index - Total Return (^XCMP)
Nasdaq Biotechnology Index - Total Return (^XNBI)
MannKind Corporation (NasdaqGM:MNKD)

	12/31/2017 **12/31/2017**	12/31/2018 **2018**	12/31/2019 **2019**	12/31/2020 **2020**	12/31/2021 **2021**	12/31/2022 **2022**
Nasdaq Composite Index - Total Return (^XCMP)	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
Nasdaq Biotechnology Index - Total Return (^XNBI)	$100.00	$91.14	$114.02	$144.15	$144.18	$129.59
MannKind Corporation (NasdaqGM:MNKD)	$100.00	$45.69	$55.60	$134.91	$188.36	$227.16

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

Recent Sales of Unregistered Securities

Under the Mann Group convertible note, we pay quarterly interest payments on the first day of each calendar quarter, which we may pay at our election in shares of our common stock. During the year ended December 31, 2022, we elected to pay our April 1st, July 1st and October 1st, quarterly interest payments under the Mann Group convertible note by issuing the Mann Group an aggregate of 75,487 shares of common stock. See Note 10 – Borrowings.

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

A discussion of changes in our results of operations during the year ended December 31, 2021 compared to the year ended December 31, 2020 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.

Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative therapeutic products and devices to address serious unmet medical needs for those living with endocrine and orphan lung diseases. Our signature technologies—Technosphere dry-powder formulations and Dreamboat inhalation devices—offer rapid and convenient delivery of medicines to the deep lung where they can exert an effect locally or enter the systemic circulation. In our endocrine business unit, we currently commercialize two products: Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, and the V-Go wearable insulin delivery device, which provides continuous subcutaneous infusion of insulin in adults that require insulin. The first product to come out of our orphan lung disease pipeline, Tyvaso DPI (treprostinil) inhalation powder, received FDA approval in May 2022 for the treatment of PAH and PH-ILD. Our development and marketing partner, United Therapeutics, began commercializing Tyvaso DPI in June 2022 and is obligated to pay us a royalty on net sales of the product. We also receive a margin on supplies of Tyvaso DPI that we manufacture for UT.

Our business is subject to significant risks, including but not limited to our ability to manufacture sufficient quantities of our products and Tyvaso DPI. Other significant risks also include the risk that our products may only achieve a limited degree of commercial success and the risks inherent in drug development, clinical trials and the regulatory approval process for our product candidates, which in some cases depends upon the efforts of our partners.

As of December 31, 2022, we had an accumulated deficit of $3.2 billion and a stockholders’ deficit of $250.5 million. We had net loss of $87.4 million, $80.9 million and $57.2 million in the years ended December 31, 2022, 2021 and 2020, respectively. To date, we have funded our operations primarily through the sale of our equity and convertible debt securities, from the receipt of upfront and milestone payments from collaborations, from borrowings, from sales of Afrezza and V-Go, from royalties and manufacturing revenue from UT as well as from proceeds of the sale-leaseback of our manufacturing facility in Danbury, CT.

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

Revenue Recognition – Net Revenue – Commercial Product Sales — We sell products to a limited number of wholesale distributors and specialty and retail pharmacies, and durable medical suppliers (“DME”) in the U.S. (collectively, “Customers”). Wholesale distributors subsequently resell our products to retail pharmacies and certain medical centers or hospitals. Specialty pharmacies sell directly to patients. In addition to distribution agreements with Customers, we enter into arrangements with payers that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of our products.

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

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analysis also contemplates application of the constraint in accordance with the guidance, under which we determined a material reversal of revenue would not occur in a future period for the estimates of gross-to-net adjustments as of December 31, 2022 and, therefore, the transaction price was not reduced further during the year ended December 31, 2022. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue — commercial product sales and earnings in the period such variances become known.

Significant judgment is required in estimating gross-to-net adjustments, historical experience, payer channel mix unbilled claims, claim submission time lags and inventory levels in the distribution channel.

Our reserves for variable consideration are reflected in our gross-to-net adjustments which were 42% of gross revenue, or $40.8 million, for the year ended December 31, 2022, compared to 39% of gross revenue, or $24.9 million, for the year ended December 31, 2021. If there is a 10% difference between the estimates for accruals and the actual liability in the reserves for variable consideration, the impact to our revenue for commercial product sales would be $2.0 million or a 4.1% change in the gross-to-net adjustment percentage for the year ended December 31, 2022.

These reserves are further detailed under Reserves for Variable Consideration in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8 — Financial Statements and Supplementary Data.

Revenue Recognition – Collaborations and Services — We enter into licensing, research or other agreements under which we license certain rights to our product candidates to third parties, conduct research or provide other services to third parties. The terms of these arrangements may include but are not limited to payment to us of one or more of the following: up-front license fees; development, regulatory, and commercial milestone payments; payments for commercial manufacturing and clinical supply services we provide; and royalties on net sales of licensed products and sublicenses of the rights. As part of the accounting for these arrangements, we must develop assumptions that require judgment such as determining the performance obligation in the contract and determining the stand-alone selling price for each performance obligation identified in the contract. With respect to our significant collaboration and service agreement with UT that includes a long-term commercial supply agreement (as amended, the “CSA”), we have identified three distinct performance obligations: (1) the license, supply of product to be used in clinical development, and continued development and approval support for Tyvaso DPI (“R&D Services and License”); (2) development activities for the next generation of the product (“Next-Gen R&D Services”); and (3) a material right associated with current and future commercial manufacturing and supply of product (“Manufacturing Services”). Pre-production activities under the CSA, such as facility expansion services and other administrative services, were considered bundled services under the Manufacturing Services performance obligation as required by ASC 606. Following the FDA’s approval of Tyvaso DPI, UT began issuing purchase orders for the supply of product, which represent distinct contracts and performance obligations under ASC 606. Revenue is recognized for the supply of product at a point in time, once control is transferred to UT. See Note 11 – Collaboration, Licensing and Other Arrangements of the Notes to Consolidated Financial Statements included in Part II, Item 8 — Financial Statements and Supplementary Data.

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

If there is a 10% difference in the estimates used to determine the transaction price for the CSA entered into in December 2022 with UT, the related allocation of the transaction price between performance obligations, the difference between the estimates for accruals and the actual liability for deferred revenue and revenue recognized for collaborations and services would be $0.4 million for the year ended December 31, 2022.

Stock-Based Compensation — Share-based payments to employees, including grants of restricted stock units, performance-based awards, restricted stock units with market conditions (“Market RSUs”), nonqualified stock options (“options”) and the compensatory elements of employee stock purchase plans, are recognized in the consolidated statements of operations based upon the fair value of the awards at the grant date. Restricted stock units are valued based on the market price on the grant date. We evaluate stock awards with performance conditions as to the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period. The grant date fair value and the effect of the market conditions for the Market RSUs was estimated using a Monte Carlo valuation. We use the Black-Scholes option valuation model to estimate the grant date fair value of employee options and the compensatory elements of employee stock purchase plans.

The grant date fair value for the Market RSUs was $6.10 per unit for the Market RSUs granted during the year ended December 31, 2022, compared to $9.30 and $3.77 per unit for the Market RSUs granted during the years ended December 31, 2021 and 2020, respectively. If there is a 10% difference in the grant date fair value of the Market RSUs, the impact to our stock-based compensation expense would be $0.6 million for the year ended December 31, 2022.

Results of Operations

Trends and Uncertainties

We continue to maintain an elevated level of safety stock of certain raw materials due to concerns that supply chain interruptions may interfere with the manufacture of Afrezza, V-Go and Tyvaso DPI.

Manufacturing risks may adversely affect our ability to manufacture our products and could reduce our gross margin.

Our future success is dependent on our, and our current and future collaboration partners’, ability to effectively commercialize our approved products. Our future success is also dependent on our pipeline of new products. There is a high rate of failure inherent in the research and development process for new drugs. As a result, there is a high risk that the funds we invest in research programs will not generate sufficient financial returns. Products may appear promising in development but fail to reach market within the expected or optimal timeframe, or at all.

Years ended December 31, 2022 and 2021

Revenues

The following table provides a comparison of the revenue categories for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Net revenue — commercial product sales:
Gross revenue from product sales	$97,048	$64,023	$33,025	52%
Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	(40,801)	(24,855)	$15,946	64%
Net revenue — commercial product sales	56,247	39,168	$17,079	44%
Gross-to-net revenue adjustment percentage	(42%)	(39%)
Revenue — collaborations and services	27,924	36,274	$(8,350)	(23%)
Royalties — collaborations	15,599	—	$15,599	*
Total revenues	$99,770	$75,442	$24,328	32%

_________________________

* Not meaningful

Afrezza — Gross revenue from sales of Afrezza increased by $7.1 million, or 11%, for the year ended December 31, 2022 compared to the prior year. The increase reflects a combination of higher price (including a more favorable gross-to-net adjustment), higher product demand and a favorable cartridge mix. The gross-to-net adjustment was 39% of gross revenue, or $27.8 million, for the year ended December 31, 2022, compared to 39% of gross revenue or $24.9 million, for the prior year. The gross-to-net percentage remained consistent over the prior year and was primarily impacted by an increase in anticipated product returns, offset by a decrease in co-pay assistance and wholesaler distribution fees (as a percentage of gross sales) due to an increased mix of specialty and retail pharmacy sales. As a result, net revenue from sales of Afrezza increased by $4.1 million, or 11%, for the year ended December 31, 2022 compared to the prior year.

V-Go — The acquisition of V-Go on May 31, 2022 resulted in an increase in gross revenue from commercial product sales of $25.9 million and net revenue of $12.9 million for the year ended December 31, 2022. The gross-to-net adjustment of 50.2% of gross revenue was mainly attributable to commercial and government rebates and product distribution fees.

Collaborations and Services — Net revenue from collaborations and services decreased by $8.4 million, or 23%, for the year ended December 31, 2022 compared to the prior year. The decrease in collaborations and services revenue was primarily attributable to the completion of the R&D Services performance obligation associated with our collaboration with UT during 2021. In August 2021, we entered into a commercial supply agreement with UT (the “CSA”). Revenue associated with the CSA was deferred until we began manufacturing and subsequently selling Tyvaso DPI in the second quarter of 2022. During the year ended December 31, 2022, we recognized $24.8 million of revenue under the CSA. We also recognized royalty revenue from our collaboration with UT of $15.6 million during the year ended December 31, 2022.

See Note 11 – Collaboration, Licensing and Other Arrangements in the consolidated financial statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Commercial product gross profit

The following table provides a comparison of the commercial product gross profit categories for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Commercial product gross profit:
Net revenue — commercial product sales	$56,247	$39,168	$17,079	44%
Less cost of goods sold	(16,003)	(16,833)	$(830)	(5%)
Commercial product gross profit:	$40,244	$22,335	$17,909	80%
Gross margin	72%	57%

Afrezza — Commercial product gross profit for Afrezza increased by $12.3 million, or 55%, for the year ended December 31, 2022, compared to the prior year. Gross margin for the year ended December 31 2022 increased to 80% compared to 57% for the prior year. The increase in gross profit and gross margin was attributable to an increase in Afrezza sales as well as a decrease in cost of goods sold. Cost of goods sold decreased by $8.2 million, or 48%, for the year ended December 31, 2022 compared to the prior year. The decrease in cost of goods sold was primarily attributable to a $4.1 million decrease in excess capacity costs as Tyvaso DPI began commercial production a $1.6 million decrease in inventory write-offs in the current year and a $2.0 million fee incurred for the amendment of the Insulin Supply Agreement with Amphastar in the prior year.

V-Go — The acquisition of V-Go on May 31, 2022 resulted in an increase in commercial product gross profit of $5.6 million with a gross margin of 43% for the year ended December 31, 2022.

Expenses

The following table provides a comparison of the expense categories for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Expenses:
Cost of goods sold	$16,003	$16,833	$(830)	(5%)
Cost of revenue — collaborations and services	41,494	22,024	$19,470	88%
Research and development	19,721	12,312	$7,409	60%
Selling	53,753	45,528	$8,225	18%
General and administrative	37,720	31,889	$5,831	18%
Asset impairment	—	106	$(106)	(100%)
Gain on foreign currency translation	(4,811)	(6,567)	$(1,756)	(27%)
Loss on purchase commitments	—	339	$(339)	(100%)
Total expenses	$163,880	$122,464	$41,416	34%

Cost of revenue — collaborations and services increased by $19.5 million, or 88%, for the year ended December 31, 2022 compared to the prior year. The increase was attributable to an increase in manufacturing activities for Tyvaso DPI product.

Research and development expenses increased by $7.4 million, or 60%, for the year ended December 31, 2022 compared to the prior year. The increase was primarily attributable to development activities for our product pipeline, increased headcount for pipeline development activities and the Afrezza pediatrics clinical study (INHALE-1).

Selling expenses increased by $8.2 million, or 18%, for the year ended December 31, 2022, compared to the prior year. The increase was primarily attributable to a pilot promotional effort aimed at primary care physicians that began in the fourth quarter of 2021 and ended in the third quarter of 2022, elimination of a co-promotion for third party product (which permitted some expenses associated with the sales force to be recognized as cost of revenue — collaborations and services in the same period of 2021), V-Go promotional efforts after the acquisition in the second quarter of 2022, partially offset by the net favorable impact of personnel-related costs due to Afrezza sales force restructuring.

General and administrative expenses increased by $5.8 million, or 18%, for the year ended December 31, 2022, compared to the prior year. This increase was primarily attributable to higher stock-based compensation, increased headcount, and higher professional and consulting fees.

Gain on foreign currency translation was $4.8 million for the year ended December 31, 2022 compared to $6.6 million for the prior year. Under the Insulin Supply Agreement with Amphastar, payment obligations are denominated in Euros. We are required to record the foreign currency translation impact of the U.S. dollar to Euro exchange rate associated with the recognized loss on purchase commitments. The decrease in year-over-year gain was due to the translation of Euro to U.S. dollar exchange rates.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Interest income	$2,513	$112	$2,401	*
Interest expense on financing liability	(9,758)	(1,373)	$8,385	*
Interest expense on notes	(15,011)	(15,204)	$(193)	(1%)
Loss on available-for-sale securities	(932)	—	$(932)	*
Loss on extinguishment of debt	—	(17,200)	$(17,200)	(100%)
Other expense	(102)	(239)	$(137)	(57%)
Total other expense	$(23,290)	$(33,904)	$(10,614)	(31%)

_________________________

* Not meaningful

Interest income, consisting of interest on investments net of amortization, increased by $2.4 million compared to the prior year primarily due to higher yields on our marketable securities and money market funds.

Interest expense on financing liability was $9.8 million for the year ended December 31, 2022 and represented interest incurred on the sale lease-back transaction for our manufacturing facility in Danbury, CT which was entered into in the fourth quarter of 2021.

Interest expense on notes for the year ended December 31, 2022 was comparable to the prior year. See Note 10 — Borrowings.

Loss on available-for-sale securities for the year ended December 31, 2022 was $0.9 million as a result of the change in the fair value of the investment that related to credit risk.

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

Other expense or income for the years ended December 31, 2022 and 2021 consisted primarily of the loss associated with a foreign currency hedging transaction which was entered into to mitigate our exposure to foreign currency exchange risks associated with our insulin purchase obligation under the Insulin Supply Agreement with Amphastar.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and investments. Our primary uses of cash include the development of our product pipeline, the manufacturing and marketing of Afrezza and V-Go, manufacturing Tyvaso DPI, the funding of general and administrative expenses, and interest expense on our financing liability and debt.

To date, we have funded our operations primarily through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from collaborations, from borrowings, from sales of Afrezza and V-Go, from royalties and manufacturing revenue from UT as well as from proceeds from the sale-leaseback transaction.

We believe we will be able to meet our liquidity needs over the next twelve months, as well as longer-term needs, based on the balance of cash, cash equivalents and investments on hand, projected sales of Afrezza and V-Go, and projected royalties and manufacturing revenue from the production and sale of Tyvaso DPI. The following table presents our material cash requirements as of December 31, 2022 associated with contractual commitments for future periods (in thousands):

	2023	2024 - 2025	2026 - 2027	Thereafter	Total
Senior convertible notes(1)	$5,750	$11,500	$232,875	$—	$250,125
MidCap credit facility(2)	9,896	35,541	—	—	45,437
Mann Group convertible note(3)	—	9,233	—	—	9,233
Financing liability (4)	9,774	20,287	21,382	188,453	239,896
Insulin purchase agreement (5)	9,390	32,243	30,674	—	72,307
Total material cash requirements	$34,810	$108,804	$284,931	$188,453	$616,998

_________________________

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

(4)

On November 8, 2021, we sold a portion of our manufacturing facility located in Danbury, CT to an affiliate of Creative Manufacturing Properties (the “Purchaser”) for a sales price of $102.3 million. We leased the property from the Purchaser for an initial term of 20 years, with four renewal options of five years each. The total annual rent under the lease started at approximately $9.5 million per year, subject to a 50% rent abatement during the first year of the lease, and increases annually by (i) 2.5% in the second through fifth year of the lease and (ii) 3% in the sixth and each subsequent year of the lease, including any renewal term. We are responsible for payment of operating expenses, property taxes and insurance for the leased property. Pursuant to the terms of the lease, we have four options to repurchase the property, in 2026, 2031, 2036 and 2041, for the greater of (i) $102.3 million or (ii) the fair market value of the leased property. Interest expense is calculated using an incremental borrowing rate of 9%.

(5)

The July 2014 Insulin Supply Agreement with Amphastar to manufacture and supply us certain quantities of recombinant human insulin for use in Afrezza was amended in May 2021 and expires on December 31, 2027. Unless terminated earlier, the agreement can be renewed for additional, successive two-year terms upon 12 months’ written notice given prior to the end of the initial term or any additional two-year term.

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

In July 2013, in connection with our entry into a loan agreement (which has since been repaid) with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. we issued certain milestone rights (the “Milestone Rights”) to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÀRL (the “Original Milestone Purchasers”). The Milestone Rights provided the Original Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $60.0 million of which remains payable to Barings upon achievement of such milestones. See Note 16– Commitments and Contingencies and Note 10 – Borrowings for further information related to the Milestone Rights.

In addition to the above, we also expect to have material cash requirements relating to paying our employees and consultants, professional services fees, marketing expenses, manufacturing expenditures, and clinical trial expenses. In addition, we make substantial and often long-term investments in our supply chain in order to ensure we have enough inventory and drug product to meet current and future revenue forecasts, as well as clinical trial needs.

In February 2018, we entered into a controlled equity offering sales agreement (the “CF Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. In February 2022, we filed a sales agreement prospectus under a registration statement on Form S-3 (File No. 333-262981) covering the sale of up to $50.0 million of our common stock through Cantor Fitzgerald under the CF Sales Agreement.

During the year ended December 31, 2022, we used $80.7 million of cash for our operating activities, which primarily consisted of $75.1 million of selling, general and administrative expenses, $58.5 million of cost of goods sold, $23.8 million of costs for research and development, $8.9 million of cash paid for interest on notes and $9.6 million of cash paid for interest on the financing liability, partially offset by $108.3 million of revenue.

During the year ended December 31, 2021, we used $61.7 million of cash for our operating activities, which primarily consisted of $65.8 million of selling, general and administrative expenses, $35.5 million of cost of goods sold and cost of revenue, $11.7 million of costs for research and development and $6.5 million of cash paid for interest, partially offset by $47.6 million of revenue.

Cash provided from investing activities of $4.9 million for the year ended December 31, 2022 was primarily due to the maturity of $107.3 million of debt securities, partially offset by the up-front consideration of $15.3 million for certain assets and assumed liabilities related to V-Go, $5.0 million purchase of available-for-sale securities, the purchase of $74.5 million of debt securities and $7.6 million purchase of property and equipment.

Cash used in investing activities of $151.5 million for the year ended December 31, 2021 was primarily due to the purchase of debt securities of $196.1 million, partially offset by proceeds received from sales of debt securities of $59.1 million.

Cash provided by financing activities of $21.4 million for the year ended December 31, 2022 was primarily due to net proceeds from at-the-market offering of $19.8 million, partially offset by the milestone payment of $1.1 million.

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

Future Liquidity Needs

We are not currently profitable and have rarely generated positive net cash flow from operations. In addition, we expect to continue to incur expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for our products and development costs for other product candidates in our pipeline. We believe we will be able to meet our liquidity needs based on our cash, cash equivalents and investments on hand, sales of Afrezza and V-Go, royalties and manufacturing revenue from the production and sale of Tyvaso DPI. As of December 31, 2022, we had capital resources of $69.8 million in cash and cash equivalents, $101.0 million in short-term investments and $2.0 million in long-term investments, and total principal amount of outstanding borrowings of $278.8 million.

We believe our resources will be sufficient to fund our operations for the next twelve months from the date of issuance of our consolidated financial statements included in Item 8 – Financial Statements.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8 — Financial Statements and Supplementary Data for information regarding accounting standards we adopted in 2022 and other new accounting standards that have been issued by the FASB but are not effective until after December 31, 2022.

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

All other debt has fixed interest rates, so the interest expense associated with such debt is not exposed to changes in market interest rates. Specifically, the interest rate on amounts borrowed under the Mann Group promissory notes is fixed at 2.50% and the interest rate under the Senior convertible notes is fixed at 2.50%. See Note 10 – Borrowings for information about the principal amount of outstanding debt.

If a hypothetical 10% change in the one-month SOFR interest rates on December 31, 2022 were to have occurred, this change would not have had a material effect on our annual interest payment obligation.

Foreign Currency Exchange Risk

In July 2022 and October 2022, we entered into two separate 90-day foreign currency hedging transactions to mitigate our exposure to foreign currency exchange risks associated with our insulin purchase obligation under the Insulin Supply Agreement. The hedging transaction hedges against short-term currency fluctuations for the remaining current year purchase obligation under the Insulin Supply Agreement for a total of €4.0 million. We realized a $0.1 million loss during the year ended December 31, 2022. This amount is recorded in other income and expense.

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement with Amphastar. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro. For the year ended December 31, 2022, we realized a $4.8 million currency gain, which was included in (gain) loss on foreign currency translation in the accompanying consolidated statements of operations.

Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on December 31, 2022 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax loss of approximately $7.2 million.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may not operate effectively because of changes in conditions such as replacing consulting resources with permanent personnel or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 Framework).

Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MannKind Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MannKind Corporation and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.

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

February 23, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the sections headed “Proposal 1—Election of Directors” and “Corporate Governance Principles and Board and Committee Matters” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC on or before May 1, 2023, and is incorporated herein by reference.

(a) Executive Officers — For information regarding the identification and business experience of our executive officers, see “Information about our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

(b) Directors — Our board of directors consists of the following members:

James S. Shannon, M.D., MRCP (UK) rejoined our board in May 2015 after previously serving as a director from February 2010 until April 2012. Dr. Shannon was appointed Chairman of the Board of Directors in December 2020. From May 2012 until his retirement in April 2015, Dr. Shannon was the Chief Medical Officer of GlaxoSmithKline plc. He formerly held the position of Global Head of Pharma Development at Novartis AG, based in Basel, Switzerland from 2005 until 2008. After joining Sandoz in 1994 as Head of Drug Regulatory Affairs, Dr. Shannon led the Integration Office for R&D overseeing the creation of the Novartis R&D groups from those of Ciba-Geigy Ltd and Sandoz. Following the merger, he was appointed Head of the Cardiovascular Strategic Team and subsequently became Global Head of Project Management before being appointed Global Head of Clinical Development and Medical Affairs in 1999, a position that he held until 2005 when he was appointed to Head Pharma Development. Between 2008 and joining GSK, Dr. Shannon served on the boards of a number of companies, including Biotie, Circassia, Crucell and Endocyte. He also sat on the board of Cerimon Pharmaceuticals where he held the position of interim Chief Executive Officer and President from January 2009 until April 2010. Dr. Shannon currently serves on the boards of ProQR Therapeutics NV, Immodulon Therapeutics Limited, Kyowa Kirin, Inc. – U.S., Leyden Labs and Horizon Therapeutics plc. He first entered the pharmaceutical industry in 1987 joining Sterling Winthrop Inc., working initially in Europe and subsequently in the USA, where he held positions of increasing responsibility in the management of research and development ultimately serving as Senior Vice-President, Clinical Development. Dr. Shannon is trained in Medicine and Cardiology. He received his undergraduate and postgraduate degrees at Queen’s University of Belfast and is a Member of the Royal College of Physicians (UK).

Michael E. Castagna, Pharm.D. has served as our Chief Executive Officer and as one of our directors since May 2017. Mr. Castagna also served as a Corporate Vice President, Chief Commercial Officer from March 2016 until May 2017. From November 2012 until he joined us, Mr. Castagna was at Amgen, Inc., where he initially served as Vice President, Global Lifecycle Management and was most recently Vice President, Global Commercial Lead for Amgen’s Biosimilar Business Unit. From 2010 to 2012, he was Executive Director, Immunology, at Bristol-Myers Squibb Company (‘‘BMS’’). Before BMS, Mr. Castagna served as Vice President and Head, Biopharmaceuticals, North America, at Sandoz, a division of Novartis. Beginning in 1997, he held positions with commercial or medical affairs responsibilities at EMD (Merck) Serono, Pharmasset and DuPont Pharmaceuticals. He received his pharmacy degree from the University of the Sciences-Philadelphia College of Pharmacy, a Pharm.D. from Massachusetts College of Pharmacy & Sciences and an MBA from The Wharton School of Business at the University of Pennsylvania.

Ronald J. Consiglio has been one of our directors since October 2003. Since 1999, Mr. Consiglio has been the Managing Director of Synergy Trading, a securities-trading partnership. From 1999 to 2001, Mr. Consiglio was Executive Vice President and Chief Financial Officer of Trading Edge, Inc., a national automated bond-trading firm. From January 1993 to 1998 Mr. Consiglio served as Chief Executive Officer of Angeles Mortgage Investment Trust, a publicly traded Real Estate Investment Trust. His prior experience includes serving as Senior Vice President and Chief Financial Officer of Cantor Fitzgerald & Co. and as a member of its board of directors. Mr. Consiglio has served as a member of the board of trustees for the Metropolitan West Funds since 2003. Mr. Consiglio served as a certified public accountant for over 17 years and was a partner in the international accounting firm of Deloitte, Haskins & Sells. He holds a bachelor’s degree in accounting from California State University at Northridge.

Michael A. Friedman, M.D. has been one of our directors since December 2003. In 2014, Dr. Friedman completed a decade of service as the President and Chief Executive Officer of the City of Hope National Medical Center. Previously, from September 2001 until April 2003, Dr. Friedman held the position of Senior Vice President of Research and Development, Medical and Public Policy, for Pharmacia Corporation and, from July 1999 until September 2001, was a Senior Vice President of Searle, a subsidiary of Monsanto Company. From 1995 until June 1999, Dr. Friedman served as Deputy Commissioner for Operations for the Food and Drug Administration, and was Acting Commissioner and Lead Deputy Commissioner from 1997 to 1998. He served on the board of Celgene Corporation from February 2011 to December 2019 and on the board of Smith & Nephew plc from April 2013 to April 2019. Dr. Friedman received a Bachelor of Arts degree, magna cum laude, from Tulane University, New Orleans, Louisiana, and a doctorate in medicine from the University of Texas, Southwestern Medical School.

Jennifer Grancio has been one of our directors since March 2020. Since October 2020, Ms. Grancio has served as the Chief Executive Officer of Engine No. 1, an impact investment firm. From November 2018 until October 2020, she consulted through Grancio Capital, where she worked with CEOs to accelerate high-growth company success. From 1999 to 2018, she served as a founder and executive with BlackRock’s iShares business, where she spearheaded the distribution of iShares in the United States and Europe and acted as the Global Head of Marketing and Partnerships for BlackRock’s index business. Prior to BlackRock, she was a senior associate with PricewaterhouseCoopers, a management consulting firm. Ms. Grancio serves as a board member for Ethic Inc., a sustainable investing firm, and for Harvest Savings & Wealth Technologies, Inc. She is also on the advisory boards of Say Technologies LLC and m+ funds (from Alaia Capital, LLC). Ms. Grancio earned a bachelor’s degree in economics and international relations from Stanford University, and an MBA degree in strategy and finance from Columbia Business School.

Anthony Hooper has been one of our directors since January 2020. He is also a director of BeiGene, Ltd. And Amplity Health. Mr. Hooper served as executive vice president of Global Commercial Operations for Amgen Inc. from Oct 2011 until August 2018. Prior to joining Amgen, Mr. Hooper spent more than 15 years at Bristol-Myers Squibb. His last role there was Senior Vice President, Global Commercial Operations and president of the company’s pharmaceutical business in the Americas, Japan and intercontinental regions. Previously, he was Assistant Vice President of Global Marketing for Wyeth Laboratories and led the international marketing group for Lederle International. Mr. Hooper earned law and MBA degrees from the University of South Africa.

Sabrina Kay has been a member of our Board of Directors since December 2020. Currently, Dr. Kay serves as Founder and CEO of Fremont Private Investments, where she has led the operations and exits of several companies including The Art Institute of Hollywood (sold to Education Management Corp.), Premier Business Bank (sold to First Foundation Inc.), Fashion Umbrella, Fremont College, and Dale Carnegie of Los Angeles. Dr. Kay currently serves on the boards of East West Bank (NASDAQ: EWBC) and Hagerty (NYSE:HGTY).  She is also a philanthropist, having served on more than 30 charitable and civic boards, including the Los Angeles Sports and Entertainment Commission, Petersen Automotive Museum, Portal Schools, the Leadership Council of International Medical Corps Leadership Council, the Board of Leaders of USC Marshall School and After-School All-Stars Los Angeles, which she chairs. Dr. Kay received Ed.D. and M.Sc. degrees in education from the University of Pennsylvania. She also holds an MBA from the University of Southern California.

Kent Kresa has been a member of our Board of Directors since June 2004 and served as Chairman of the Board from February 2017 until December 2020. From November 2011 until his appointment as our Chairman, Mr. Kresa served on our Board of Directors as our lead independent director. Mr. Kresa is Chairman Emeritus of Northrop Grumman Corporation, a defense company and from September 1990 until October 2003, he was also its Chairman. He also served as Chief Executive Officer of Northrop Grumman Corporation from January 1990 until March 2003 and as its President from 1987 until September 2001. From 2003 to August 2010, Mr. Kresa served as a director of General Motors Company (or its predecessor). Mr. Kresa has also served on the boards of Fluor Corporation and Avery Dennison Corporation. Mr. Kresa has been a member of the Caltech Board of Trustees since 1994 and also serves on the boards of several non-profit organizations. As a graduate of Massachusetts Institute of Technology, he received a B.S. in 1959, an M.S. in 1961, and an E.A.A. in 1966, all in aeronautics and astronautics.

Christine Mundkur has been one of our directors since November 2018. Ms. Mundkur most recently served as Chief Executive Officer and non-voting Chairman of the Board of Directors for Impopharma Inc., a developer of complex formulations focused on inhaled pharmaceutical products, from February 2013 to February 2017. While at Impopharma, Ms. Mundkur led the transition of the company from a successful clinical research organization into a generic pharmaceutical inhalation development company. Her work included the internal 8 development and filing of Abbreviated New Drug Applications for spray and inhalation products. Ms. Mundkur also previously served as President and Chief Executive Officer of the U.S. Division and Head of Commercial Operations for North America for Sandoz, Inc. from January 2009 to April 2010. She served as Chief Executive Officer of Barr Laboratories, Inc. from April 2008 to December 2008, where she started her career as quality and regulatory counsel in 1993. In addition, Ms. Mundkur has served as a strategic consultant advising several clients on global pharmaceutical business strategies. Ms. Mundkur currently serves on the board of directors of Cardinal Health and served on the board of directors of Lupin Limited from April 2019 through December 2022. Ms. Mundkur holds a J.D. from the St. Louis University School of Law and received her B.S. degree in chemistry from St. Louis University.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth under the captions “Corporate Governance Principles and Board and Committee Matters” and “Related Party Transactions, Policy and Procedures” in the Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth under the captions “Principal Accounting Fees and Services” and “Pre-Approval Policies and Procedures” in the Proxy Statement and is incorporated herein by reference.

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
(1)(2)

Financial Statements and Financial Statement Schedules. The following Financial Statements of MannKind Corporation, Financial Statement Schedules and Report of Independent Registered Public Accounting Firm are included in a separate section of this report beginning on page 63:

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

10.8*	Form of Change of Control Agreement (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on April 7, 2017).

10.9*	2004 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to MannKind’s proxy statement on Schedule 14A (File No. 000-50865), filed with the SEC on April 6, 2012).

10.10*

Form of Stock Option Agreement under the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 MannKind’s Registration Statement on Form S-1 (File No. 333-115020), originally filed with the SEC on April 30, 2004, as amended).

10.11*

Form of Phantom Stock Award Agreement under the 2004 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on December 14, 2005).

10.12*

2004 Non-Employee Directors’ Stock Option Plan and form of stock option agreement there under (incorporated by reference to Exhibit 10.20 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2006).

10.13*	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.15 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 26, 2019).

10.14*

MannKind Corporation 2013 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 9, 2016).

10.15*

Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the MannKind 2013 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to MannKind’s registration statement on Form S-8(File No. 000-188790), filed with the SEC on May 23, 2013).

10.16*

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the MannKind 2013 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to MannKind’s registration statement on Form S-8 (File No. 000-188790), filed with the SEC on May 23, 2013).

10.17*

MannKind Corporation 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 5, 2020).

Exhibit Number	Description of Document

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

10.22***

Supply Agreement, dated as of July 31, 2014, by and between MannKind and Amphastar France Pharmaceuticals S.A.S. (incorporated by reference to Exhibit 10.23 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 25, 2021)

10.23

First Amendment to Supply Agreement, dated October 31, 2014, by and between MannKind and Amphastar France Pharmaceuticals, S.A.S. and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.32 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

10.24**

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

10.26**

Fourth Amendment to Supply Agreement, dated December 24, 2018, by and between MannKind and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.50 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 26, 2019).

10.27***

Fifth Amendment to Supply Agreement, dated August 2, 2019, by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 99.5 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 7, 2019).

10.28***

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

Exhibit Number	Description of Document
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

10.40

Amendment No. 6 to Credit and Security Agreement, dated March 1, 2021, by and among MannKind Corporation, MannKind LLC, QrumPharma, Inc., and MidCap Financial Trust (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on March 5, 2021).

10.41

Amendment No. 7 to Credit and Security Agreement, dated April 22, 2021, by and among MannKind Corporation, MannKind LLC, QrumPharma, Inc., and MidCap Financial Trust (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on April 26, 2021).

10.42	Amendment No. 8 to Credit and Security Agreement, dated November 3, 2021, by and among MannKind Corporation, MannKind LLC, QrumPharma, Inc., and MidCap Financial Trust.

10.43	Amendment No. 9 to Credit and Security Agreement, dated November 8, 2021, by and among MannKind Corporation, MannKind LLC, QrumPharma, Inc., and MidCap Financial Trust.

10.44

Amendment No. 10 to the Credit and Security Agreement, dated August 29, 2022, by and among MannKind Corporation, MannKind LLC, QrumPharma, Inc., and MidCap Financial Trust (incorporated by reference to Exhibit 10.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 8, 2022).

10.45***

Commercial Supply Agreement, dated August 12, 2021, by and between MannKind Corporation and United Therapeutics Corporation (incorporated by reference to Exhibit 10.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 9, 2021).

10.46***

First Amendment to Commercial Supply Agreement, dated October 16, 2021, by and between MannKind Corporation and United Therapeutics Corporation (incorporated by reference to Exhibit 10.2 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 9, 2021).

10.47***

Purchase and Sale Agreement, dated September 23, 2021, by and between MannKind Corporation and 1 Casper, LLC (incorporated by reference to Exhibit 10.3 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 9, 2021).

10.48

Third Amendment to Office Lease, dated April 8, 2022, between MannKind Corporation and Russell Ranch Road II LLC (incorporated by reference to Exhibit 10.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on May 5, 2022).

10.49***	Second Amendment to Commercial Supply Agreement, dated June 15, 2022, by and between MannKind Corporation and United Therapeutics Corporation.

10.50***	Third Amendment to Commercial Supply Agreement, dated August 31, 2022, by and between MannKind Corporation and United Therapeutics Corporation.

10.51***	Fourth Amendment to Commercial Supply Agreement, dated December 22, 2022, by and between MannKind Corporation and United Therapeutics Corporation.

10.52	Office Lease, dated May 10, 2017, by and between Valeritas, Inc. and RFP Lincoln 293 LLC.

10.53	First Amendment to Office Lease, date February 11, 2019, by and between Valeritas, Inc. and BRP 293 Equity Partners, LLC.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description of Document

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Dated: February 23, 2023

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

Signature	Title	Date

/s/ Michael E. Castagna Michael E. Castagna	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2023

/s/ Steven B. Binder Steven B. Binder	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2023

/s/ James S. Shannon James S. Shannon, M.D., MRCP (UK)	Chairman of the Board of Directors	February 23, 2023

/s/ Ronald J. Consiglio Ronald J. Consiglio	Director	February 23, 2023

/s/ Michael Friedman Michael Friedman, M.D.	Director	February 23, 2023

/s/ Jennifer Grancio Jennifer Grancio	Director	February 23, 2023
/s/ Anthony C. Hooper Anthony C. Hooper	Director	February 23, 2023
/s/ Sabrina Kay	Director	February 23, 2023
Sabrina Kay

/s/ Kent Kresa Kent Kresa	Director	February 23, 2023

/s/ Christine Mundkur	Director	February 23, 2023
Christine Mundkur

MANNKIND CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MannKind Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MannKind Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Net Revenue – Commercial Product Sales – Government Rebates – Refer to Note 2 and 9 to the financial statements

Critical Audit Matter Description

As more fully disclosed in Note 2 and 9 to the financial statements, the Company recognizes revenue for commercial product sales at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payer rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its Customers, payers, and other indirect customers relating to the Company’s sale of its products. Government rebates are provided to Medicare and state Medicaid programs. Government rebates involve the use of significant assumptions and judgments to estimate for rebate claims related to prior period sales for which an invoice has not yet been received, and related estimates of claims for the current quarter, and estimated future claims that will be made for product sales that have been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period. These significant assumptions and judgments include consideration of historical claims experience, contractual rebate provision, payer channel mix, current contract prices, unbilled claims, claim submission time lags and inventory in the distribution channel.

Given the complexity involved in determining the significant assumptions and judgments used in estimating the government rebates, auditing such estimates required a high degree of auditor judgment and increased extent of audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of government rebate estimates, included the following, among others:

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

/s/ Deloitte & Touche LLP

Los Angeles, California

February 23, 2023

We have served as the Company’s auditor since 2001.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$69,767	$124,184
Short-term investments	101,079	79,932
Accounts receivable, net	16,801	4,739
Inventory	21,772	7,152
Prepaid expenses and other current assets	25,477	3,482
Total current assets	234,896	219,489
Property and equipment, net	45,126	36,612
Goodwill	2,428	—
Other intangible asset	1,153	—
Long-term investments	1,961	56,619
Other assets	9,718	8,441
Total assets	$295,282	$321,161

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$11,052	$6,956
Accrued expenses and other current liabilities	35,553	27,419
Financing liability — current	9,565	6,977
Deferred revenue — current	1,733	827
Recognized loss on purchase commitments — current	9,393	6,170
Total current liabilities	67,296	48,349
Promissory notes	8,829	18,425
Accrued interest — promissory notes	55	404
Financing liability — long term	94,512	93,525
Midcap credit facility	39,264	38,833
Senior convertible notes	225,397	223,944
Recognized loss on purchase commitments — long term	62,916	76,659
Operating lease liability	5,343	1,040
Deferred revenue — long term	37,684	19,543
Milestone liabilities	4,524	4,838
Deposits from customer	—	4,950
Total liabilities	545,820	530,510
Commitments and contingencies (Note 16)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value — 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.01 par value — 400,000,000 shares authorized, 263,793,305 and 251,477,562 shares issued and outstanding at December 31, 2022 and 2021, respectively	2,638	2,515
Additional paid-in capital	2,964,293	2,918,205
Accumulated deficit	(3,217,469)	(3,130,069)
Total stockholders' deficit	(250,538)	(209,349)
Total liabilities and stockholders' deficit	$295,282	$321,161

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(In thousands except per share data)
Revenues:
Net revenue — commercial product sales	$56,247	$39,168	$32,324
Revenue — collaborations and services	27,924	36,274	32,820
Royalties — collaborations	15,599	—	—
Total revenues	99,770	75,442	65,144
Expenses:
Cost of goods sold	16,003	16,833	15,084
Cost of revenue — collaborations and services	41,494	22,024	9,557
In-process research and development	—	—	13,233
Research and development	19,721	12,312	6,248
Selling	53,753	45,528	34,365
General and administrative	37,720	31,889	24,675
Asset impairment	—	106	1,889
(Gain) loss on foreign currency translation	(4,811)	(6,567)	8,006
Loss on purchase commitments	—	339	—
Total expenses	163,880	122,464	113,057
Loss from operations	(64,110)	(47,022)	(47,913)
Other (expense) income:
Interest income, net	2,513	112	167
Interest expense on financing liability	(9,758)	(1,373)	—
Interest expense on notes	(15,011)	(15,204)	(9,471)
Loss on available-for-sale securities	(932)	—	—
Loss on extinguishment of debt	—	(17,200)	(264)
Other (expense) income	(102)	(239)	23
Total other expense	(23,290)	(33,904)	(9,545)
Loss before income tax expense	(87,400)	(80,926)	(57,458)
Benefit from income taxes	—	—	218
Net loss	$(87,400)	$(80,926)	$(57,240)
Net loss per share — basic and diluted	$(0.34)	$(0.32)	$(0.26)
Shares used to compute net loss per share — basic and diluted	257,092	249,244	222,585

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net loss	$(87,400)	$(80,926)	$(57,240)
Other comprehensive loss:
Cumulative translation loss	—	—	(19)
Comprehensive loss	$(87,400)	$(80,926)	$(57,259)

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Accumulated Other	Accumulated
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2020	211,788	$2,118	$2,799,278	$(19)	$(2,991,903)	$(190,526)
Net issuance of common stock in association with stock options and restricted stock units	653	6	227	—	—	233
Payment of principal on senior convertible notes through common stock issuance	2,612	26	5,235	—	—	5,261
Payment of interest on senior convertible notes through common stock issuance	188	2	286	—	—	288
Issuance of common stock pursuant to conversion of Mann Group convertible note principal	2,800	28	6,972	—	—	7,000
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	1,200	12	2,988	—	—	3,000
Issuance of common stock in at-the-market offering	11,853	118	23,412	—	—	23,530
Issuance cost associated with at-the-market offering	—	—	(519)	—	—	(519)
Issuance of common stock under Employee Stock Purchase Plan	627	6	678	—	—	684
Issuance of common stock from acquisition	3,067	31	9,219	—	—	9,250
Stock-based compensation expense	—	—	6,511	—	—	6,511
Issuance of common stock from the exercise of warrants	7,250	73	11,527	—	—	11,600
Issuance of common stock from market price stock purchase	80	1	214	—	—	215
Issuance of warrants pursuant to Midcap Credit Facility	—	—	275	—	—	275
Cumulative translation loss	—	—	—	19	—	19
Net loss	—	—	—	—	(57,240)	(57,240)
BALANCE, DECEMBER 31, 2020	242,118	$2,421	$2,866,303	$—	$(3,049,143)	$(180,419)
Net issuance of common stock associated with stock options and restricted stock units	1,572	16	(514)	—	—	(498)
Issuance of common stock under Employee Stock Purchase Plan	527	5	1,085	—	—	1,090
Stock-based compensation expense	—	—	12,200	—	—	12,200
Issuance of common stock pursuant to conversion of the Mann Group convertible note	3,830	38	9,535	—	—	9,573
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	170	2	425	—	—	427
Issuance of common stock pursuant to conversion of the 2024 convertible notes	1,667	17	4,983	—	—	5,000
Issuance of common stock pursuant to payoff of the 2024 convertible note interest	27	—	143	—	—	143
Issuance of at-the-market placement	578	6	1,880	—	—	1,886
Issuance costs associated with at-the-market placement	—	—	(38)	—	—	(38)
Premium on Mann Group convertible note	—	—	22,107	—	—	22,107
Issuance of common stock from market price stock purchase	25	—	106	—	—	106
Issuance of common stock pursuant to a warrant conversion	964	10	(10)	—	—	—
Net loss	—	—	—	—	(80,926)	(80,926)
BALANCE, DECEMBER 31, 2021	251,478	$2,515	$2,918,205	$—	$(3,130,069)	$(209,349)
Net issuance of common stock associated with stock options and restricted stock units	2,242	22	297	—	—	319
Issuance of common stock under Employee Stock Purchase Plan	686	6	2,076	—	—	2,082
Stock-based compensation expense	—	—	13,447	—	—	13,447
Issuance of common stock pursuant to conversion of the Mann Group convertible note	3,838	39	9,557	—	—	9,596
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	237	2	672	—	—	674
Issuance of at-the-market placement	5,060	51	19,739	—	—	19,790
Issuance costs associated with at-the-market placement	—	—	(381)	—	—	(381)
Issuance of common stock from market price stock purchase plan	252	3	681	—	—	684
Cumulative loss on available-for-sale securities	—	—	—	—	—	—
Net loss	—	—	—	—	(87,400)	(87,400)
BALANCE, DECEMBER 31, 2022	263,793	$2,638	$2,964,293	—	$(3,217,469)	$(250,538)

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(87,400)	$(80,926)	$(57,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,447	12,200	6,511
Depreciation, amortization and accretion	6,124	4,215	2,149
Interest expense on financing liability	9,552	1,372	—
Interest on milestone right	—	3,663	—
Write-off of inventory	2,202	1,902	496
Interest expense on Mann Group promissory notes	325	1,598	5,148
Amortization of right-of-use assets	2,987	1,258	1,177
Loss on available-for-sale securities	932	—	—
Loss on extinguishment of debt, net	—	17,200	264
Asset impairment	—	106	1,889
(Gain) loss on foreign currency translation	(4,811)	(6,567)	8,006
In-process research and development	—	—	13,233
Other, net	17	—	19
Changes in operating assets and liabilities:
Accounts receivable, net	(11,807)	(776)	(705)
Inventory	(5,670)	(4,081)	(1,314)
Prepaid expenses and other current assets	(15,552)	(360)	(154)
Other assets	523	(138)	227
Accounts payable	4,096	1,374	793
Accrued expenses and other current liabilities	(723)	8,814	3,346
Deferred revenue	19,047	(14,567)	(5,910)
Recognized loss on purchase commitments	(5,709)	(5,892)	(4,751)
Operating lease liabilities	(3,309)	(2,135)	(1,312)
Accrued interest on Mann Group promissory notes	—	(4,919)	—
Deposits from customer	(4,950)	4,950	—
Net cash used in operating activities	(80,679)	(61,709)	(28,128)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity debt securities	(74,536)	(196,131)	—
Proceeds from maturity of debt securities	107,340	59,060	—
Acquisition of V-Go	(15,341)	—	—
Purchase of property and equipment	(7,589)	(11,466)	(801)
Purchase of available-for-sale securities	(5,000)	(3,000)	—
Proceeds from sale of treasury bills	—	—	20,000
Acquisition of in-process research and development, net of cash acquired	—	—	(3,983)
Net cash provided by (used in) investing activities	4,874	(151,537)	15,216
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from at-the-market-offering	19,790	1,886	23,450
Milestone payment	(1,088)	(5,000)	—
Issuance costs associated with at the market offering	(381)	(38)	(518)
Net issuance of common stock associated with stock options and restricted stock units	319	(498)	233
Proceeds from market price stock purchase plan and from employee stock purchase plan	2,766	106	215
Payment on financing liability	(18)	—	—
Issuance of common stock from the exercise of warrants	—	—	11,600
Proceeds from MidCap credit facility	—	—	10,000
Proceeds from PPP loan	—	—	4,873
Proceeds from the Senior convertible notes	—	230,000	—
Issuance costs associated with Senior convertible notes	—	(7,268)	—
Proceeds from the sale-leaseback transaction	—	102,250	—
Issuance costs associated with the sale-leaseback transaction	—	(3,120)	—
Deposit for the sale-leaseback transaction	—	(2,000)	—
Principal payments on Mann Group promissory notes	—	(35,051)	—
Payment of MidCap credit facility	—	(10,000)	—
Payment of MidCap credit facility prepayment penalty	—	(1,000)	—
Net cash provided by financing activities	21,388	270,267	49,853
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(54,417)	57,021	36,941
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	124,184	67,163	30,222
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$69,767	$124,184	$67,163

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended
	2022	2021	2020
	(In thousands)
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash	$8,852	$11,268	$3,558

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of investments from long-term to current	82,850	32,654	—
Reclassification of Thirona convertible notes and interest receivable from long-term to current	7,375	—	—
Premium on Mann Group convertible note	—	22,107	—
Payments on debt and interest through common stock issuance	10,270	15,143	15,549
Forgiveness of PPP loan	—	(4,873)	—
Addition of right-of-use-asset	1,812	1,425	—
Right-of-use asset modification	3,793	278	—
Non-cash construction in progress and property and equipment	1,298	1,264	92
Issuance of common stock under Employee Stock Purchase Plan	—	1,090	684
Contingent milestone liability	610	—	—
Issuance of common stock for acquisition of in-process research and development	—	—	9,250
Issuance of warrants associated with the MidCap Credit Facility	—	—	275
Receivable from at-the-market offering	—	—	226

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Business — MannKind Corporation and its subsidiaries (the “Company”) is a biopharmaceutical company focused on the development and commercialization of innovative therapeutic products and devices to address serious unmet medical needs for those living with endocrine and orphan lung diseases. The Company is currently commercializing Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, and the V-Go wearable insulin delivery device, which provides continuous subcutaneous infusion of insulin in adults that require insulin. The Company also collaborates with third parties to formulate their drugs on the Company’s Technosphere drug delivery platform. Tyvaso DPI (treprostinil) inhalation powder received FDA approval in May 2022, for the treatment of pulmonary arterial hypertension and for the treatment of pulmonary hypertension associated with interstitial lung disease. UT began commercializing Tyvaso DPI in June 2022 and is obligated to pay the Company a royalty on net sales of the product. The Company also receives a margin on supplies of Tyvaso DPI that it manufactures for UT.

Basis of Presentation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Reclassifications — Certain prior year reported amounts have been reclassified to conform with the current year presentation. Changes were made to the consolidated statements of operations to present selling expense as a separate line item and to disclose a single caption for interest expense on all outstanding notes. Changes were made to the consolidated balance sheets to reclassify interest receivable from investments from accounts receivable, net to other assets.

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

2. Summary of Significant Accounting Policies

Financial Statement Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates or assumptions. Management considers many factors in selecting appropriate financial accounting policies, and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. These effects could have a material impact on the estimates and assumptions used in the preparation of the accompanying consolidated financial statements. The more significant estimates include revenue recognition, including gross-to-net adjustments, stand-alone selling price considerations for recognition of collaboration revenue assessing long-lived assets for impairment, clinical trial expenses, inventory costing and recoverability, recognized loss on purchase commitment, stock-based compensation and the determination of the provision for income taxes and corresponding deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets.

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

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analysis also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the estimates of gross-to-net adjustments as of December 31, 2022 and, therefore, the transaction price was not reduced further during the year ended December 31, 2022. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net revenue — commercial product sales and earnings in the period such variances become known.

Significant judgment is required in estimating gross-to-net adjustments, historical experience, payer channel mix, unbilled claims, claim submission time lags and inventory levels in the distribution channel.

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

Other Incentives — Other incentives which the Company offers include voluntary patient support programs, such as the Company's co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with the products that have been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses and other current liabilities.

Revenue Recognition — Revenue — Collaborations and Services — The Company enters into licensing, research or other agreements under which the Company licenses certain rights to its product candidates to third parties, conducts research or provides other services to third parties. The terms of these arrangements may include, but are not limited to payment to the Company of one or more of the following: up-front license fees; development, regulatory, and commercial milestone payments; payments for commercial manufacturing and clinical supply services the Company provides; and royalties on net sales of licensed products and sublicenses of the rights. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment such as determining the performance obligation in the contract and determining the stand-alone selling price for each performance obligation identified in the contract. With respect to our significant collaboration and service agreement with UT that includes a long-term commercial supply agreement (“as amended, the CSA”), we have identified three distinct performance obligations: (1) the license, supply of product to be used in clinical development, and continued development and approval support for Tyvaso DPI (“R&D Services and License’), (2) development activities for the next generation of the product (“Next-Gen R&D Services”), and (3) a material right associated with current and future manufacturing and supply of product (“Manufacturing Services”). Pre-production activities under the CSA, such as facility expansion services and other administrative services, were considered bundled services under the Manufacturing Services performance obligation as required by ASC 606. Following the FDA’s approval of Tyvaso DPI, UT began issuing purchase orders for the supply of product, which represents distinct contracts and performance obligations under ASC 606. Revenue is recognized for the supply of product at a point in time, once control is transferred to UT. See Note 11 – Collaboration, Licensing and Other Arrangements.

If an arrangement has multiple performance obligations, the allocation of the transaction price is determined from observable market inputs, and the Company uses key assumptions to determine the stand-alone selling price, which may include development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. Revenue is recognized based on the measurement of progress as the performance obligation is satisfied and consideration received that does not meet the requirements to satisfy the revenue recognition criteria is recorded as deferred revenue. Current deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that the Company expects will not be recognized within the next 12 months are classified as long-term deferred revenue. For further information, see Note 11 – Collaboration, Licensing and Other Arrangements.

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

Revenue Recognition — Royalties — The Company recognizes royalty revenue for a sales-based or usage-based royalty if it is promised in exchange for an intellectual property license. The royalty revenue is recognized as the latter of the subsequent sale of the product occurs or if the performance obligation to which the royalty has been allocated has been satisfied or partially satisfied. The Company’s collaborative agreement with UT entitles it to receive low double-digit royalties on net sales of Tyvaso DPI for the license of the Company’s IP that was considered to be interdependent with the development activities that supported the approval of Tyvaso DPI.

The Company’s net revenue and cost of revenue and goods sold as shown on the consolidated statement of operations is comprised of revenue generated from product sales, services and royalties as shown below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net revenue
Product sales (1)	81,073	39,435	32,324
Services (2)	3,098	36,007	32,820
Royalties (3)	15,599	—	—
Total net revenue	$99,770	$75,442	$65,144

_________________________

(1)	Amounts represent the net sales of Afrezza and V-Go to wholesalers and specialty pharmacies and Tyvaso DPI to UT.
(2)

Amounts represent revenue generated from the Company’s collaboration arrangements, including Next-Gen R&D Services (as defined in Note 11) for UT as well as arrangements with other collaboration partners. See Note 11 – Collaboration, Licensing and Other Arrangements.

(3)	Amounts represent royalties on UT’s net sales of Tyvaso DPI.

	Year Ended December 31,
	2022	2021	2020
Cost of goods sold and cost of revenue
Product sales	$55,071	$16,833	$15,084
Services	2,426	22,024	9,557
Total cost of goods sold and cost of revenue	$57,497	$38,857	$24,641

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

Cost of Goods Sold — Cost of goods sold includes material, labor costs and manufacturing overhead. Cost of goods sold also includes a component of current period manufacturing costs in excess of costs capitalized into inventory (“excess capacity costs”). These costs, in addition to the impact of the revaluation of inventory for standard costing, and write-offs of inventory are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. Cost of goods sold excludes the cost of insulin purchased under the Company’s Insulin Supply Agreement (the “Insulin Supply Agreement”) with Amphastar Pharmaceuticals, Inc. (“Amphastar”). All insulin inventory on hand was written off and the full purchase commitment contract to purchase future insulin was accrued as a recognized loss on purchase commitments as of the end of 2016.

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

Cash and Cash Equivalents and Restricted Cash — The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of December 31, 2022 and 2021, cash equivalents were comprised of money market, corporate bonds and commercial paper accounts with original maturities less than 90 days from the date of purchase.

The Company records restricted cash when cash and cash equivalents are restricted as to withdrawal or usage. The Company presents amounts of restricted cash that will be available for use within 12 months of the reporting date as restricted cash in current assets.

Held-to-Maturity Investments — The Company’s investments generally consist of commercial paper, corporate notes or bonds and U.S. Treasury securities. For the year ended December 31, 2022, the Company held short-term and long-term investments of debt securities, including commercial paper and bonds. The Company assesses whether it has any intention to sell the investment before maturity, whether any declines in fair value are the result of credit losses, as well as whether there were other-than-temporary impairments associated with the available for sale investment. The Company intends to hold its investments until maturity; therefore, these investments are stated at amortized cost. The investments with maturities less than 12 months are included in short-term investments and investments with maturities in excess of twelve months are included in long-term investments in the consolidated balance sheets. The amortization or accretion of the Company’s investments is recognized as interest income in the consolidated statements of operations.

Available-for-Sale Investment — In June 2021, the Company purchased a $3.0 million convertible promissory note (the “Thirona convertible note”) issued by Thirona Bio, Inc. (“Thirona”). In January 2022, the Company purchased an additional $5.0 million convertible promissory note issued by Thirona. Unless earlier converted into conversion shares pursuant to the note purchase agreement, the principal and accrued interest shall be due and payable by Thirona on demand by the Company at any time after the maturity date of December 31, 2023. Interest accrues at a rate of 6% per annum. The Thirona convertible notes are general unsecured obligations of Thirona. The Thirona convertible notes are classified as an available-for-sale security and are included in other assets in the consolidated balance sheet. Available-for-sale investments are subsequently measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company assesses whether it has any intention to sell the investment, determines fair value of its available-for-sale investments using level 3 inputs as well as assesses its allowance for credit losses associated with the available for sale investment. In June 2021, the Company and Thirona also entered into a collaboration agreement to develop a compound for the treatment of fibrotic lung diseases. See Note 11 – Collaboration, Licensing and Other Arrangements for additional information.

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

Property and equipment — Property and equipment is recorded at historical cost, net of accumulated depreciation. Depreciation expense is recorded over the assets’ useful lives on a straight-line basis. See Note 7 – Property and Equipment.

Impairment of Long-Lived Assets — Long-lived assets include property and equipment, operating lease right-of-use assets and other intangible asset. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Assets are considered to be impaired if the carrying value is considered to be unrecoverable.

If the Company believes an asset to be impaired, the impairment recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset. Fair value is determined using the market, income or cost approaches as appropriate for the asset. Any write-downs are treated as permanent reductions in the carrying amount of the asset and recognized as an operating loss.

In August 2019, the Company recorded a $1.5 million commitment asset and a $0.4 million other asset for deferred debt issuance costs related to the future funding commitments of the MidCap Credit Facility. A quarterly assessment was performed during the second quarter of 2020 to determine if the Company was on target to achieve certain required milestone conditions in order for the Company to access further borrowings under the MidCap Credit Facility. The Company determined that such milestone conditions related to Afrezza trailing net revenue were unlikely to be achieved. As a result, an asset impairment of $1.9 million was recognized during the second quarter of 2020 and is reflected in the Company’s consolidated statement of operations. See Note 10 – Borrowings for further information on the MidCap Credit Facility.

The Company recorded $0.1 million of asset impairments for the year ended December 31, 2021. There were no asset impairments for the year ended December 31, 2022.

Acquisitions — The Company first determines whether a set of assets acquired constitute a business and should be accounted for as a business combination. If the assets acquired do not constitute a business, the Company accounts for the transaction as an asset acquisition. Business combinations are accounted for by means of the acquisition method of accounting. Under the acquisition method, assets acquired, including in-process research and development (“IPR&D”) projects, and liabilities assumed are recorded at their respective fair values as of the acquisition date in the Company’s consolidated financial statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with a business combination (including the assumption of an acquiree’s liability arising from an acquisition it consummated prior to the Company’s acquisition) are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies have been resolved. The resulting changes in fair values are recorded in earnings. In contrast, asset acquisitions are accounted for by using a cost accumulation and allocation model. Under this model, the cost of the acquisition is allocated to the assets acquired and liabilities assumed. IPR&D projects with no alternative future use are recorded in R&D expense upon acquisition, and contingent consideration obligations incurred in connection with an asset acquisition are recorded when it is probable that they will occur and they can be reasonably estimated. See Note 3 – Acquisitions.

Goodwill and Other Intangible Assets — The fair value of acquired intangible assets is determined using an income-based approach referred to as the excess earnings method utilizing Level 3 fair value inputs. Market participant valuations assume a global view considering all potential jurisdictions and indications based on discounted after-tax cash flow projections, risk adjusted for estimated probability of technical and regulatory success.

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

No impairments to goodwill or other intangible assets were recorded during the year ended December 31, 2022.

Recognized Loss on Purchase Commitments — The Company assesses whether losses on long-term purchase commitments should be accrued. Losses that are expected to arise from firm, non-cancellable, commitments for the future purchases are recognized unless recoverable. When making the assessment, the Company also considers whether it is able to renegotiate with its vendors. The recognized loss on purchase commitments is reduced as inventory items are received. If, subsequent to an accrual, a purchase commitment is successfully renegotiated, the gain is recognized in the Company’s consolidated statements of operations. The liability balance of the recognized loss on insulin purchase commitments as of December 31, 2022 and 2021 was $72.3 million and $82.8 million, respectively. No new contracts were identified in 2022 that required a new loss on purchase commitment accrual.

Milestone Rights Liability — In July 2013, in conjunction with the execution of a (now repaid) loan agreement with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”), the Company entered into Milestone Rights Purchase Agreement (the “Milestone Rights Agreement”) pursuant to which the Company issued certain milestone rights to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÀRL, (the “Original Milestone Purchasers”). The foregoing milestone rights provided the Original Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $60.0 million of which remains payable upon achievement of such milestones (collectively, the “Milestone Rights’). In December 2021, the Milestone Rights were purchased by Barings Global Special Situations Credit Fund 4 (Delaware), L.P. and Barings Global Special Situations Credit 4 (LUX) S.ar.l. (together the “Milestone Purchasers”). As a result, the Milestone Purchasers have assumed the obligations of the Original Milestone Purchasers and is now entitled to all rights under the Milestone Rights Agreement. As of December 31, 2022, $60.0 million remained payable pursuant to the Milestone Rights Agreement upon achievement of Afrezza net sales milestones. The Milestone Rights liability is reported at fair value at the date of the agreement which is periodically offset against payments. See Note 12 – Fair Value of Financial Instruments.

The initial fair value estimate of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones and discounted to present value using a selected market discount rate. The expected timing and probability of achieving the milestones was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. The Milestone Rights liability will be remeasured as the specified milestone events are achieved. Specifically, as each milestone event is achieved, the portion of the initially recorded Milestone Rights liability that pertains to the milestone event being achieved, will be remeasured to the amount of the specified related milestone payment. The resulting change in the balance of the Milestone Rights liability due to remeasurement will be recorded in the Company’s consolidated statements of operations as interest expense. Furthermore, the Milestone Rights liability will be reduced upon the settlement of each milestone payment. As a result, each milestone payment would be effectively allocated between a reduction of the recorded Milestone Rights liability and an expense representing a return on a portion of the Milestone Rights liability paid to the investor for the achievement of the related milestone event. See Note 10 – Borrowings.

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

Stock-Based Compensation — Share-based payments to employees, including grants of RSUs, performance-based non-qualified stock options awards (“PNQs”), restricted stock units with market conditions (“Market RSUs”), options and the compensatory elements of employee stock purchase plans, are recognized in the consolidated statements of operations based upon the fair value of the awards at the grant date. RSUs are valued based on the market price on the grant date. Market RSUs are valued using a Monte Carlo valuation model and RSUs with performance conditions are evaluated for the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period. The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee options and the compensatory elements of employee stock purchase plans.

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

Recently Adopted Accounting Standards — In March 2020, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard to ease the financial reporting burdens caused by the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, commonly referred to as reference rate reform. The new standard provides temporary optional expedients and exceptions to current GAAP guidance on contract modifications and hedge accounting. In January 2021, the FASB issued a new accounting standard that expanded the scope of the original March 2020 standard to include derivative instruments on discounting transactions. In December 2022, the FASB deferred the sunset date to an alternative reference rate from December 31, 2022 to December 31, 2024. The Company adopted these standards in the third quarter of 2022 using the prospective method and determined there was no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards — In November 2021, the FASB issued a new accounting standard around the recognition and measurement of contract assets and contract liabilities from revenue contracts with customers acquired in a business combination. The new standard clarifies that contract assets and contract liabilities acquired in a business combination from an acquiree should initially be recognized by applying revenue recognition principles and not at fair value. The standard is effective for interim and annual periods beginning on January 1, 2023, and early adoption is permitted. The impact of this standard will depend on the facts and circumstances of future transactions.

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

3. Acquisitions

V-Go

In May 2022, the Company entered into an Asset Purchase Agreement (the “APA”) to purchase from Zealand Pharma A/S and Zealand Pharma US, Inc. (together “Zealand”) certain assets and assume certain liabilities associated with the V-Go wearable insulin delivery device. The transaction closed on May 31, 2022 (the “Acquisition Date”).

Under the terms of the APA, the Company paid up-front consideration of $15.3 million for certain assets and assumed liabilities related to V-Go. In addition, the Company will be obligated to make one-time, sales-based milestone payments to Zealand totaling up to a maximum of $10.0 million upon the achievement of specified annual revenue milestones between $40 million and $100 million.

The total preliminary purchase consideration for V-Go was as follows (in thousands):

Fair value of consideration:	Amount
Cash consideration	$15,341
Fair value of contingent consideration	610
Total	$15,951

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

The information below reflects the preliminary amounts of identifiable assets acquired and liabilities assumed as of the Acquisition Date (in thousands):

Amount
Assets:
Inventory	$11,152
Property and equipment	2,921
Goodwill	2,428
Intangible asset - Developed technology	1,200
Operating lease right-of-use assets	1,812
Total assets	19,513
Liabilities:
Liabilities assumed	1,750
Operating lease liability	1,812
Total liabilities	3,562
Net assets acquired	$15,951

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

The Company incurred acquisition-related costs of approximately $0.4 million for the year ended December 31, 2022.

Net revenue and loss from operations for the year ended December 31, 2022 was $12.9 million and $0.3 million, respectively, since the Acquisition Date. The following unaudited pro-forma summary presents consolidated information of the Company as if the acquisition had occurred on January 1, 2021 (in thousands):

Supplemental Pro Forma Information (unaudited)

	December 31,
	2022	2021
Net revenue	$109,933	$98,278
Net loss	(86,967)	(80,806)

Net loss per share - basic and diluted	$(0.34)	$(0.32)

QrumPharma

In December 2020, the Company acquired QrumPharma, Inc., a privately held pharmaceutical company developing inhalation treatments for severe chronic and recurrent pulmonary infections. The Company purchased all of the outstanding capital stock of QrumPharma for consideration consisting of cash and shares of the Company’s common stock, subject to adjustment for cash on hand, unpaid indebtedness, unpaid transaction expenses, and net working capital as follows (in thousands):

Consideration
Cash consideration	$3,574
Stock consideration (3,067,179 shares at $3.01 per share)	9,250
Transaction costs	531
Repayment of debt	11
Liabilities assumed	22
Cash acquired	(155)
Total consideration paid for IPR&D	$13,233

The stock purchase of QrumPharma was accounted for under ASC 805, Business Combinations, as an asset acquisition since the transaction did not include the acquisition of inputs or processes and the fair value of the assets acquired were concentrated in a single identifiable asset, MNKD-101, which consisted of an in-process research and development asset (“IPR&D”). Under ASC 805, an entity that acquires IPR&D in an asset acquisition should follow the guidance in ASC 730, Research and Development, which requires that both tangible and intangible identifiable research and development assets with no alternative future use be allocated a portion of the consideration transferred and charged to expense at the acquisition date. Due to the stage of development of MNKD-101 at the date of acquisition, significant risk remained that the product would not obtain regulatory approval and it was not yet probable that there would be future economic benefit for the Company. Absent successful clinical results and regulatory approval, it was determined that there was no alternative future use associated with MNKD-101. Accordingly, the value of this asset was expensed at the time of acquisition and the total accumulated cost of $13.2 million, was allocated to the IPR&D asset using a relative fair value basis and the total consideration was recognized as in-process research and development expense in the consolidated statement of operations.

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

4. Investments

Cash Equivalents — Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash. As of December 31, 2022 and 2021, the Company held $69.8 million and $124.2 million, respectively, of cash and cash equivalents.

Available-for-Sale Investment — The Thirona convertible note is classified as an available-for-sale security and is included in other assets in the consolidated balance sheet. Available-for-sale investments are subsequently measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company determines fair value of its available-for-sale investments using level 3 inputs. As of December 31, 2022, the Company evaluated the fair value of its investment in Thirona using a Monte Carlo simulation which resulted in a fair value of $7.1 million. In addition, the Company determined that there was a related credit loss of $0.9 million on the investment which was recognized in the consolidated statements of operations for the year ended December 31, 2022.

Held-to-Maturity Investments — Investments consist of highly liquid investments that are intended to facilitate liquidity and capital preservation. As of December 31, 2022, the Company held $101.1 million of short-term investments and $2.0 million of long-term investments. As of December 31, 2021, the Company held $79.9 million of short-term investments and $56.6 million of long-term investments. The amortization or accretion of the Company’s investments is recognized as interest income in the consolidated statements of operations and was approximately $0.7 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively. No allowance for credit losses on held-to-maturity securities was required as of December 31, 2022 or 2021.

The contractual maturities of the Company’s held to maturity investments as of December 31, 2022 and 2021 are summarized below (in thousands):

	December 31, 2022		December 31, 2021
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due in one year or less(1)	152,862	156,976	$103,733	$103,669
Due after one year through five years	1,961	1,948	56,619	56,433
Total	154,823	158,924	$160,352	$160,102

___________________________

(1)	The investments due in one year or less include cash equivalents of $51.8 million as of December 31, 2022 and $23.8 million as of December 31, 2021.

The fair value of the cash equivalents, long-term and short-term investments are disclosed below (in millions):

	December 31, 2022
	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial bonds and paper	Level 2	$66.8	$(0.6)	$66.2
Money market funds	Level 1	51.8	—	$51.8
U.S. Treasuries	Level 2	36.3	(0.6)	$35.7
Total cash equivalents and investments		$154.9	$(1.2)	$153.7
Less cash equivalents		(51.8)	—	(51.8)
Total Investments		$103.1	$(1.2)	$101.9

	December 31, 2021
	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial bonds and paper	Level 2	$115.2	$0.2	$115.0
Money market funds	Level 1	21.3	—	21.3
U.S. Treasuries	Level 2	23.9	0.1	23.8
Total cash equivalents and investments		$160.4	$0.3	$160.1
Less cash equivalents		(23.8)	—	(23.8)
Total Investments		$136.6	$0.3	$136.3

As of December 31, 2022, there was $0.6 million of accrued interest receivable and $5.1 million of amount receivable on matured investment recognized as prepaid expense and other current assets in our consolidated balance sheets. As of December 31, 2021, there was $0.3 million of accrued interest receivable recognized as other assets in our consolidated balance sheets.

5. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	December 31,
	2022	2021
Accounts receivable – commercial
Accounts receivable, gross	$19,359	$7,939
Wholesaler distribution fees and prompt pay discounts	(2,536)	(1,696)
Reserve for returns	(4,108)	(2,797)
Total accounts receivable – commercial, net	12,715	3,446
Accounts receivable – collaborations and services
Accounts receivable, gross	4,086	2,060
Allowance for credit losses	—	(767)
Total accounts receivable – collaborations and services, net	4,086	1,293
Total accounts receivable, net	$16,801	$4,739

As of December 31, 2022 and December 31, 2021, the allowance for credit losses was de minimis. As of December 31, 2022 and December 31, 2021, the Company had three wholesale distributors representing approximately 74% and 80% of gross sales and 79% and 79% of accounts receivable, respectively.

As of December 31, 2022, there was no allowance for credit losses for accounts receivable – collaborations and revenue.  The Company had one collaboration partner, United Therapeutics, that comprised 100% of the collaboration and services net accounts receivable as of December 31, 2022 and approximately 98% of gross revenue from collaborations and services for the year ended December 31, 2022.

The Company recognizes revenue net of gross-to-net adjustments. The activities and ending reserve balance consists of the following (in thousands):

	December 31,
	2022	2021
Prompt Pay Discount Reserve, Allowance for Wholesale Distribution Fees and Accounts Receivables Return Reserve:
Beginning balance	$4,493	$3,873
Provisions	17,471	11,494
Deductions	(15,320)	(10,874)
Ending balance	$6,644	$4,493

6. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$5,739	$2,703
Work-in-process	13,815	2,522
Finished goods	2,218	1,927
Total inventory	$21,772	$7,152

Work-in-process and finished goods as of December 31, 2022 and 2021 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off and the projected loss on the purchase commitment contract to purchase future insulin was accrued as of the end of 2016. Raw materials inventory included $0.8 million of pre-launch inventory as of December 31, 2022 and 2021, which consisted of FDKP received in November 2019 that will be used to manufacture Afrezza under an enhanced manufacturing process for FDKP. The Company expects to receive FDA approval of the new source of FDKP in 2024.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand at December 31, 2022 and 2021. Inventory that was forecasted to become obsolete due to expiration as well as inventory that does not meet acceptable standards is recorded in costs of goods sold in the accompanying consolidated statements of operations. There was an inventory write-off of $2.2 million as a result of this assessment for the year ended December 31, 2022. For the year ended December 31, 2021, there was an inventory write-off of $1.9 million as a result of this assessment, including $0.7 million related to the start of an agreement with a retail pharmacy. There was an inventory write-off of $0.5 million for the year ended December 31, 2020.

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Useful	December 31,
	Life (Years)	2022	2021
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	38,952	38,651
Machinery and equipment	3-15	58,542	55,334
Furniture, fixtures and office equipment	5-10	2,976	2,969
Computer equipment and software	3	8,246	8,163
Construction in progress	—	16,706	10,892	(1)
		143,686	134,273
Less accumulated depreciation		(98,560)	(97,661)
Total property and equipment, net		$45,126	$36,612

_________________________

(1)

As of December 31, 2021 construction in progress included $4.7 million of equipment under construction for the manufacturing expansion for UT (the “UT Equipment”). There is no balance under construction for the UT Equipment as of December 31, 2022. The Company acts as agent on behalf of UT for the procurement of the UT Equipment. The Company has received $5.0 million in deposit for this service, which was recognized as deposits from customer in the consolidated balance sheet as of December 31, 2021. In April 2022, the Company and UT agreed that UT would hold title to the UT Equipment at all times. As such, there is no balance related to the UT Equipment included in construction in progress or deposits from customer in our consolidated balance sheet as of December 31, 2022. See Note 11 – Collaboration, Licensing and Other Arrangements.

Depreciation expense related to property and equipment for the years ended December 31, 2022, 2021 and 2020 was $3.3 million, $2.0 million and $1.8 million, respectively. During the years ended December 31, 2022 and 2021, the Company retired $2.4 million and $1.1 million, respectively of manufacturing equipment, computer hardware and software, computer equipment, lab equipment, and building improvements, as it was no longer in service. The net book value for the disposed assets was de minimis.

On November 8, 2021, the Company sold certain land, building and improvements located in Danbury, CT (the “Property”) to an affiliate of Creative Manufacturing Properties (the “Purchaser”) for a sales price of $102.3 million, subject to the terms and the conditions contained in a purchase and sale agreement. Effective with the closing of this transaction, the Company entered into a 20-year lease agreement with the Purchaser (the “Sale-Leaseback Transaction”). The sale of the Property and subsequent lease did not result in the transfer of control of the Property to the Purchaser; therefore, the Sale-Leaseback Transaction qualified as a failed sale leaseback transaction whereby the lease is accounted for as finance lease and the Property remains as a long-lived asset of the Company and is depreciated at its remaining useful life of 20 years or less. See Note 16 – Commitments and Contingencies.

8. Goodwill and Other Intangible Asset

Goodwill — Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $2.4 million as of December 31, 2022 as a result of our acquisition of V-Go in May 2022. Goodwill is tested at least annually for impairment by assessing qualitative factors in determining whether it is more likely than not that the fair value of net assets is below their carrying amounts. See Note 2 – Summary of Significant Accounting Policies.

Other Intangible Asset — Other intangible asset consisted of the following (in thousands):

	Estimated Useful	December 31, 2022
	Life (Years)	Cost	Accumulated Amortization	Net Book Value
Developed technology	15	$1,200	$(47)	$1,153

Amortization expense related to the other intangible asset was de minimis for the year ended December 31, 2022.

The estimated annual amortization expense for the other intangible asset for the years ended December 31, 2023 through 2027 will be approximately $0.1 million per year and $0.7 million, thereafter.

The Company evaluates its other intangible asset for potential impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. See Note 2 – Summary of Significant Accounting Policies.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in thousands):

	December 31,
	2022	2021
Salary and related expenses	$14,906	$14,022
Discounts and allowances for commercial product sales	8,504	4,227
Returns reserve for acquired product	1,013	—
Professional fees	1,136	895
Deferred lease liability	1,304	1,380
Current portion of milestone rights liability	924	1,088
Accrued interest	2,201	2,166
Retail inventory purchase	—	875
Danbury facility buildout	846	786
Other	4,719	1,980
Accrued expenses and other current liabilities	$35,553	$27,419

The provision for discounts and allowances for commercial product sales is reflected as a component of net revenues. The activities and ending balance consists of the following (in thousands):

	December 31,
	2022	2021
Discounts and allowances for commercial product sales:
Beginning balance	$4,227	$3,688
Provisions	23,369	13,057
Deductions	(20,603)	(12,518)
V-Go opening balance sheet	1,511	—
Ending balance	$8,504	$4,227

10. Borrowings

Carrying amount of the Company’s borrowings consist of the following (in thousands):

	December 31,
	2022	2021
Senior convertible notes	$225,397	$223,944
Mann Group promissory notes(1)	8,829	18,425
MidCap credit facility	39,264	38,833
Total debt — net carrying amount	$273,490	$281,202

_________________________

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

The following table provides a summary of the Company’s debt and key terms:

	Amount Due		Terms
	December 31, 2022	December 31, 2021	Annual Interest Rate		Maturity Date		Conversion Price
Senior convertible notes	$230.0 million	$230.0 million	2.50%		March 2026		$5.21 per share
MidCap credit facility(1)	$40.0 million	$40.0 million	one-month SOFR (1% floor) plus 6.25%; cap of 8.25%	(1)	August 2025	(1)	N/A
Mann Group convertible note	$8.8 million	$18.4 million (plus $0.4 million accrued interest paid-in-kind)	2.50%	(2)	December 2025	(2)	$2.50 per share

_________________________

(1)

In April 2021, the Company prepaid $10.0 million principal balance and amended the MidCap credit facility. The interest rate prior to the amendment was one-month LIBOR (2% floor) plus 6.75% and the maturity date was in August 2024. In August 2022, the Company amended the MidCap credit facility and transitioned to the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The interest rate prior to the amendment was one-month LIBOR (1% floor) plus 6.25% (cap of 8.25%).

(2)	In April 2021, the Mann Group convertible note was amended. The interest rate prior to the amendment was 7.00% and the maturity date was in November 2024.

The maturities of the Company’s borrowings as of December 31, 2022 are as follows (in thousands):

Amounts
2023	$6,667
2024	20,000
2025	22,163
2026	230,000
Total principal payments	278,830
Unamortized discount	(235)
Debt issuance costs	(5,105)
Total debt	$273,490

Senior convertible notes – In March 2021, the Company issued $200.0 million aggregate principal amount of Senior convertible notes in a private offering. Pursuant to an option to purchase additional senior convertible notes in the purchase agreement between the Company and the initial purchasers of the Senior convertible notes, the Company issued an additional $30.0 million aggregate principal amount of Senior convertible notes on March 15, 2021. The Senior convertible notes were issued pursuant to an indenture, dated March 4, 2021 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee.

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

During the year ended December 31, 2021, the Company’s net proceeds from the offering were approximately $222.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. As of December 31, 2022 and 2021, the unamortized debt issuance cost was $4.6 million and $6.1 million, respectively.

MidCap credit facility — In August 2019, the Company entered into the MidCap credit facility and borrowed the first advance of $40.0 million (“Tranche 1”) in August 2019 and the second advance of $10.0 million (“Tranche 2”) in December 2020. In April 2021, $10.0 million was prepaid. Under the terms of the MidCap credit facility, a third advance of $60.0 million (“Tranche 3”) became available to the Company after the Tyvaso DPI approval by the FDA through June 30, 2022 (see Note 11 – Collaboration, Licensing and Other Arrangements). The Company did not exercise its right to borrow Tranche 3.

The Mid Cap credit facility has been amended several times, including in April 2021, when the parties agreed to, among other things, (i) increase the amount available under the third advance from $25.0 million to $60.0 million and extend the date through which the third advance is available to June 30, 2022, (ii) amend the conditions to the third advance of $60.0 million being available to draw, including certain milestone conditions associated with Tyvaso DPI, (iii) remove the Company’s obligation to issue a warrant to purchase shares of the Company’s common stock upon drawing down the third advance, (iv) extend the interest-only period until September 1, 2023 and extend the maturity date until August 1, 2025, (v) amend the financial covenant relating to trailing 12 month minimum Afrezza net revenue, (vi) decrease the minimum cash covenant, (vii) decrease the interest rate on any amounts outstanding, now or in the future, under the MidCap credit facility, (viii) permit the Company to make certain acquisitions, subject to requirements, and (ix) permit the Company to make investments of up to an additional $9.0 million so long as the Company has $90.0 million or more of unrestricted cash and short-term investments following such investment. Concurrent with entering into this amendment, the Company made a $10.0 million principal prepayment against outstanding term loans under the MidCap credit facility and paid a related $1.0 million exit fee in lieu of the unaccrued portion of the original exit fee and prepayment penalties that would otherwise have been due with respect to the partial prepayment.

During the year ended December 31, 2021, the prepayment penalty of $1.0 million related to the payment of $10.0 million was capitalized and will be amortized over the remaining life of the debt. As of December 31, 2022, the unamortized debt discount was $0.2 million and the unamortized prepayment penalty was $0.5 million. As of December 31, 2021, the unamortized debt discount was $0.4 million and the unamortized prepayment penalty was $0.8 million.

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

The MidCap credit facility, as amended, contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The Company must also comply with a financial covenant relating to trailing twelve month minimum Afrezza net revenue, tested on a monthly basis, unless the Company has $90.0 million or more of unrestricted cash and short-term investments. As of December 31, 2022, the Company was in compliance with the financial covenants.

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

Pursuant to the terms of the Mann Group convertible note, Mann Group converted $3.0 million of accrued interest and $7.0 million of principal into 1.2 million shares and 2.8 million shares, respectively, of the Company’s common stock in the fourth quarter of 2020. During the year ended December 31, 2021, Mann Group converted $0.4 million of interest and $9.6 million of principal into 4,000,000 shares of common stock. During the year ended December 31, 2022, Mann Group converted $10.0 million of principal and capitalized interest into 4,000,000 shares of common stock. In addition, the Company paid $0.3 million of interest by issuing the Mann Group 75,487 shares of common stock during the year ended December 31, 2022.

PPP loan – In April 2020, the Company received the proceeds from the PPP loan from JPMorgan Chase Bank, N.A., as lender, in the amount of approximately $4.9 million pursuant to the PPP of the CARES Act. In July 2021, the Company received notification from the U.S Small Business Administration that the full principal amount of the PPP loan was forgiven. The Company recognized a $4.9 million gain on extinguishment of debt for the forgiveness of the principal amount and accrued but unpaid interest for the year ended December 31, 2021.

Prior to being forgiven, the PPP loan was evidenced by a promissory note dated April 9, 2020 that matured on April 9, 2022 and bore interest at a rate of 0.98% per annum (which was being deferred). The Company used all proceeds from the PPP loan to retain employees, maintain payroll and make lease, interest and utility payments.

Amortization of the premium and accretion of debt issuance costs related to all borrowings for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Amortization of debt discount	$431	$377	$268
Amortization of debt issuance cost	1,453	1,215	101

Milestone Rights — As of December 31, 2022 and 2021, the remaining Milestone Rights liability balance was $4.8 million and $5.9 million, respectively, which was based on initial fair value estimates calculated using the income approach and reduced by milestone achievement payments made. During the second quarter of 2022, the Company achieved an Afrezza net sales milestone specified by the Milestone Rights. The carrying value of the Milestone Rights liability related to the $5.0 million payment, which was made in the third quarter of 2022, was approximately $1.1 million and represented the fair value as determined in 2013 (the most recent measurement date). As of December 31, 2022, the $4.8 million liability consisted of a $0.9 million current liability which was presented as accrued expenses and other current liabilities and a $3.9 million long-term liability which was presented in milestone liabilities in our consolidated balance sheets.

During the first quarter of 2021, the Company achieved the second Afrezza net sales milestone specified by the Milestone Rights. The milestone carrying value of the Milestone Rights liability related to the $5.0 million payment, which was made in the second quarter of 2021, was approximately $1.3 million, and represented the fair value as determined in 2013 (the most recent measurement date). As of December 31, 2021, the $5.9 million liability consisted of a $1.1 million current liability which was presented as accrued expenses and other current liabilities and a $4.8 million long-term liability which was presented in milestone liabilities in our consolidated balance sheets.

The Milestone Rights Agreement includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to Afrezza. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to Afrezza in violation of the terms of such agreement.

11. Collaboration, Licensing and Other Arrangements

Revenue from collaborations and services for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
UT CSA Agreement (1)	$24,826	$267	$—
UT License Agreement (2)	2,426	34,145	32,213
Vertice Pharma Co-Promotion Agreement	325	1,147	—
Other	200	323	—
Cipla License and Distribution Agreement	147	147	147
Receptor CLA	—	245	250
UT Research Agreement	—	—	210
Total revenue from collaborations and services	$27,924	$36,274	$32,820

_________________________

(1)	Amount consists of revenue recognized for Manufacturing Services and sales of product to UT for the periods presented.
(2)	Amount consists of revenue recognized for Next-Gen R&D Services and R&D Services and License for the periods presented.

The activity related to deferred revenue and the related revenue recognized for collaborations and services is as follows (in thousands):

	December 31,
	2022	2021
Deferred revenue:
Beginning balance	$20,370	$34,937
Additions	46,971	21,707
Revenue — collaborations and services	(27,924)	(36,274)
Ending balance	$39,417	$20,370

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

Revenue from UT for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
UT Revenue
UT CSA Agreement	$24,826	$267	$—
UT License Agreement	2,426	34,145	32,213
Royalties — Collaborations (1)	15,599	—	—
Total revenue from UT	$42,851	$34,412	$32,213

_________________________

(1)	Amount consists of royalties associated with the UT License Agreement.

The current portion of contract assets related to the royalties is included in prepaid expense and other current assets in the consolidated balance sheets.

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

_________________________

(1)	Recognition period represents the estimated period to satisfy the performance obligation.

In May 2021, UT and the Company updated the development plan under the UT License Agreement to provide for additional process-development and stability-testing activities as well as the expansion of the Company’s commercial manufacturing capacity. The activities and deliverables under the current development plan resulted in four distinct performance obligations which include: (1) the continued development and approval process for an NDA (“R&D Services”); (2) certain pre-commercial services in preparation for commercial launch of Tyvaso DPI (“Pre-Commercial Services”); (3) development activities for the next generation of Tyvaso DPI (“Next-Gen R&D Services”); and (4) certain design and construction activities in anticipation of expansion of the Company’s commercial manufacturing facility (“Facility Expansion Services”).

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

In August 2021, the Company and UT entered into a commercial supply agreement (as amended, the “CSA”), pursuant to which the Company is responsible for manufacturing and supplying to UT, and UT is responsible for purchasing from the Company on a cost-plus basis, Tyvaso DPI and BluHale inhalation profiling devices, as required for commercial distribution and sale by UT. In addition, UT is responsible for supplying treprostinil at its expense in quantities necessary to enable the Company to manufacture Tyvaso DPI as required by the CSA. Also pursuant to the CSA, UT will remit a reimbursement of certain pre-production costs incurred by the Company to support the manufacturing and supply of Tyvaso DPI.

The activities and deliverables under the CSA and the current development plan resulted in three distinct performance obligations which include: (1) the license, supply of product to be used in clinical development, and continued development and approval support for Tyvaso DPI (“R&D Services and License”); (2) development activities for the next generation of Tyvaso DPI (“Next-Gen R&D Services”); and (3) a material right associated with current and future commercial manufacturing and supply of product (“Manufacturing Services”).

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

As amended , the term of the CSA continues until December 31, 2031 (unless earlier terminated) and is thereafter renewed automatically for additional, successive two-year terms unless (i) United Therapeutics provides notice to the Company at least 24 months in advance of such renewal that United Therapeutics does not wish to renew the CSA or (ii) the Company provides notice to United Therapeutics at least 48 months in advance of such renewal that the Company does not wish to renew the CSA. The Company and United Therapeutics each have normal and customary termination rights, including termination for material breach that is not cured within a specific timeframe or in the event of liquidation, bankruptcy or insolvency of the other party.

The Company accounted for the contract modification as if it were part of the existing contract since the amendment modified the scope and price of the CSA by extending the term and increasing the occupancy rate. The effect of the modification on the transaction price and on the measure of progress is recognized as an adjustment to revenue as of the date of the modification. The modification did not result in a change the activities and deliverables under the CSA. The total revised anticipated cash flows of $463.5 million from the transaction was allocated to the three distinct performance obligations as follows.

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

In April 2022, the Company and UT agreed to fund $2.3 million in capital improvements to support commercialization and continuous improvement activities and $0.7 million in the development of alternative manufacturing processes. The Company determined that the capital improvements and continuous improvements should be combined with the manufacturing services performance obligation and the alternative manufacturing processes should be combined with the Next-Gen R&D Services and as such no additional performance obligations were noted. The total revised anticipated cash flows of $483.2 million from the transaction was allocated to the three distinct performance obligations as follows.

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

In December 2022, the Company and UT agreed to fund an additional $39.5 million to support capital and continuous improvement activities and $2.3 million in the development of alternative manufacturing processes. The Company determined that the capital and continuous improvements should be combined with the manufacturing services performance obligation and the alternative manufacturing processes should be combined with the Next-Gen R&D Services. The total revised anticipated cash flows of $722.3 million from the transaction was allocated to the three distinct performance obligations as follows.

	Anticipated
Description	Cash Flow	Revenue Allocation	Recognition Method	Progress Measure	Revenue Recognition
	(in millions)
Total anticipated cash flow(1)	$722.3
Distinct Performance Obligation
R&D Services and License		$—	Over time	Ratably	Aug 2021 - Oct 2021
Next-Gen R&D Services		$10.0	Over time	Input	% of completion of costs
Manufacturing Services and Product Sales(2)		$712.3	Point in time		Transfer of control

__________________________

(1)

The total anticipated cash flow includes a transaction price of $120.0 million for the contractual obligations under the CSA for the Manufacturing Services and the Next-Gen R&D Services performance obligations and $602.3 million for future supply of Tyvaso DPI over the remaining term of the CSA.

(2)

The Manufacturing Services performance obligation will be recognized as control of manufactured products is transferred to UT. The modification did not result in a cumulative catch-up adjustment as a result of the revenue being deferred for the performance obligations that were affected by the modification. The allocation of the transaction price for the Manufacturing Services includes a material right related to the Company’s estimated production of product in the amount of $220.8 million. The Company will sell product to UT under individual purchase orders, which represent distinct performance obligations. The ultimate cash flows may vary as manufacturing purchase orders are received.

As of December 31, 2022, deferred revenue consisted of $37.9 million, of which $1.6 million was classified as current and $36.3 million was classified as long-term on the consolidated balance sheet. As of December 31, 2021, deferred revenue consisted of $18.6 million, of which $0.6 million was classified as current and $18.0 million was classified as long-term on the consolidated balance sheet.

Vertice Pharma Co-Promotion Agreement — In December 2020, the Company entered into a co-promotion agreement with Vertice Pharma pursuant to which the Company’s sales force promoted Thyquidity to healthcare providers who treat hypothyroidism. Vertice Pharma was obligated to pay fixed quarterly payments to the Company, as well as variable consideration based on gross profits resulting from all sales of Thyquidity. Vertice Pharma launched Thyquidity in collaboration with the Company in February 2021.

At inception of the agreement, the Company identified a single performance obligation that the Company will satisfy over time. The Company estimated the total transaction price was approximately $6.3 million, consisting of fixed consideration and the unconstrained amount of estimated variable consideration, which was based on gross profit applied to defined revenue benchmarks. The amount of variable consideration was constrained to the amount for which it was probable that a significant reversal of cumulative revenue recognized will not occur and the payments will be received. At the end of each subsequent reporting period, the Company re-evaluated the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusted its estimate of the overall transaction price. Any such adjustments were recorded on a cumulative catch-up basis in the period of adjustment. The total transaction price was recognized over a two-year period during which the Company was required to satisfy its performance obligation, using the input method based on the costs incurred to date as a percentage of the total estimated costs to fulfill the contract. Incurred cost represents work performed, which corresponded with, and thereby best depicts, the transfer of control to the customer. In July 2021, the Company and Vertice Pharma entered into an amendment to the Vertice Pharma Co-Promotion Agreement that modified the terms of payment where 50% of the previously fixed consideration was subject to certain promotional conditions, resulting in variable consideration.

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

In June 2022, the Company and Vertice Pharma reached a final settlement of all obligations related to the termination of the co-promotion agreement of $0.3 million, which was recognized as revenue from collaboration and services in the Company’s consolidated statement of operations and the balance was written off against the reserve.

Thirona Collaboration Agreement — In June 2021, the Company and Thirona entered into a collaboration agreement to evaluate the therapeutic potential of Thirona’s compound for the treatment of pulmonary fibrosis. If initial studies are promising, the Company can exercise certain rights to seek a full license to the compound for clinical development and commercialization. The parties will perform their respective obligations and provide reasonable support for research, clinical development and regulatory strategy. The collaboration agreement will be accounted for under ASC 808, Collaborative Agreements; however, no consideration will be exchanged between the parties. The Company will expense the costs incurred as research and development in the consolidated statements of operations. In December 2022, the Company and Thirona extended the collaboration agreement through February 28, 2023.

Biomm Supply and Distribution Agreement — In May 2017, the Company and Biomm S.A. (“Biomm”) entered into a supply and distribution agreement for the commercialization of Afrezza in Brazil. Under this agreement, Biomm was responsible for pursuing regulatory approvals of Afrezza in Brazil, including from the ANVISA and, with respect to pricing matters, from the Camara de Regulação de Mercado de Medicamentos (“CMED”), both of which have  been received. Biomm commenced product sales in January 2020. During the year ended December 31, 2020, the Company sold $0.2 million of product to Biomm. No shipments of product were made to Biomm during the years ended December 31, 2022 and 2021.

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

As of December 31, 2022, the deferred revenue balance was $1.5 million, of which $0.1 million is classified as current and $1.4 million is classified as long term in the consolidated balance sheets. As of December 31, 2021, the deferred revenue balance was $1.7 million, of which $0.1 million is classified as current and $1.6 million is classified as long term in the consolidated balance sheets.

12. Fair Value of Financial Instruments

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

Cash Equivalents — Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash. As of December 31, 2022 and 2021, the Company held $69.8 million and $124.2 million, respectively, of cash and cash equivalents.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (Level 3 in the fair value hierarchy) (in millions):

	December 31, 2022
		Fair Value
	Carrying Amount	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial liabilities:
Senior convertible notes(1)	$225.4	$253.9	$253.9
MidCap credit facility(2)	39.3	41.1	41.1
Mann Group convertible note(3)	8.8	20.8	20.8
Milestone rights(4)	4.8	12.6	12.6
Contingent milestone liability (4)	0.6	1.0	1.0

_________________________

(1)

Fair value determined by applying a discounted cash flow analysis to the straight note with a hypothetical yield of 13%, volatility of 75.8% and a Monte Carlo simulation for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $245.0 million and $263.4 million, respectively.

(2)

Fair value determined by applying a discounted cash flow analysis with a hypothetical yield of 12%. A change in yield of + or – 2% would result in a fair value of $40.0 million and $42.4 million, respectively.

(3)

The April 2021 amendment to the Mann Group convertible note resulted in a substantial premium of $22.1 million based on the fair value post modification which was recognized as additional paid-in capital in the consolidated balance sheet as of December 31, 2021. The accounting for the $22.1 million loss on extinguishment did not result in a change in the financial position of the Company. The fair value assessed as of December 31, 2022 was determined by applying a discounted cash flow analysis with a hypothetical yield of 13% and volatility of 77.8% to the straight note and a binomial option pricing model for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $20.5 million and $21.2 million, respectively.

(4)	Fair value determined by applying a Monte Carlo simulation.

	December 31, 2021
		Fair Value
	Carrying Value	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial liabilities:
Senior convertible notes (1)	$223.9	$237.5	$237.5
MidCap credit facility (2)	38.8	40.8	40.8
Mann Group convertible note(3)	18.4	37.8	37.8
Milestone Rights (4)	5.9	18.1	18.1

__________________________

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

Contingent milestone liability — The acquisition of V-Go in May 2022 resulted in a contingent milestone liability which could result in obligations to the seller if certain revenue thresholds are met. The initial fair value of the contingent milestone liability was recorded as an adjustment to the purchase price. Subsequent changes in the fair value are reported in general and administrative expenses.

Financing Liability — The failed Sale Leaseback Transaction in November 2021 resulted in a financing liability which is included in the Company’s  consolidated balance sheets as a current financing liability of $9.6 million and a long-term financing liability of $94.5 million. The fair value of $103.2 million was determined using level 3 inputs. As of December 31, 2022, the fair value was determined using a discounted cash flow analysis with a hypothetical yield of 10%. As December 31, 2021, the Company evaluated the fair value of its financing liability and determined that the fair value approximates the carrying value.

13. Common and Preferred Stock

The Company is authorized to issue 400,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of December 31, 2022 and 2021, 263,793,305 and 251,477,562 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

In February 2018, the Company entered into a controlled equity offering sales agreement (the “CF Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock in such amount  as may be permitted by the Sales Agreement. The original amount of common stock authorized for sale under the CF Sales Agreement was $50.0 million. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. In February 2022, the Company filed a sales agreement prospectus under a registration statement on Form S-3 (File No. 333-262981) covering the sale of up to $50.0 million of common stock through Cantor Fitzgerald under the CF Sales Agreement. For the year ended December 31, 2022, the Company sold 5,059,856 shares of common stock at a weighted average purchase price of $3.91 per share for gross proceeds of approximately $19.8 million pursuant to the CF Sales Agreement. For the year ended December 31, 2021, the Company sold an aggregate of 578,063 shares of the Company’s common stock at a weighted average purchase price of $3.26 per share for aggregate gross proceeds of approximately $1.9 million pursuant to the Sales Agreement. For the year ended December 31, 2020, the Company sold an aggregate of 11,851,566 shares of the Company’s common stock at a weighted average purchase price of $1.99 per share for  aggregate gross proceeds of approximately $23.5 million pursuant to the CF Sales Agreement.

In June 2020, the Company prepaid the June 2020 note with the issuance of 1,235,094 shares of the Company’s common stock, in accordance with the terms of the June 2020 note. In October 2020, the Company prepaid the December 2020 note with the issuance of 1,377,356 shares of the Company’s common stock, in accordance with the terms of the December 2020 note. The number of shares issued for the prepayments in June and October 2020 were determined based on the Company’s closing stock price on the day preceding the settlement date. See Note 10 – Borrowings.

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

In December 2020, the Company issued 3,067,179 shares of the Company’s common stock as consideration for the acquisition of QrumPharma. See Note 3 – Acquisitions.

In February 2021, the Company converted $5.0 million principal amount of 2024 convertible notes into 1,666,667 shares of the Company’s common stock.

In October 2021, MidCap exercised 1,171,614 and 111,853 warrants issued in association with Tranches 1 and 2, respectively, under the MidCap credit facility, as amended, to purchase an aggregate of 1,283,467 shares of the Company’s common stock through a cashless exercise that resulted in the net issuance of 964,113 shares. See Note 10 – Borrowings.

In December 31, 2021, the Mann Group converted $0.4 million of interest and $9.6 million of principal into 4.0 million shares of common stock. See Note 10 – Borrowings.

During the year ended December 31, 2021, the Company received $0.1 million from the market price stock purchase plan (“MPSPP”) for 25,000 shares and a de minimis amount during the year ended December 31, 2020.

During the year ended December 31, 2022, pursuant to the terms of the Mann Group convertible note, Mann Group converted $10.0 million of principal and capitalized interest into 4,000,000 shares of common stock. In addition, the Company paid quarterly interest payments on the Mann Group convertible note on April 1, 2022, July 1, 2022 and October 1, 2022 by issuing Mann Group an aggregate of 75,487 shares of common stock.

During the year ended December 31, 2022, the Company received $0.7 million from the market price stock purchase plan (“MPSPP”) for 252,176 shares.

14. Earnings per Common Share (“EPS”)

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

The following tables summarize the components of the basic and diluted EPS computations (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
EPS — basic and diluted:
Net loss (numerator)	$(87,400)	$(80,926)	$(57,240)
Weighted average common shares (denominator)	257,092	249,244	222,585
Net loss per share	$(0.34)	$(0.32)	$(0.26)

Common shares issuable represents incremental shares of common stock which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the Senior convertible notes and the Mann Group convertible notes.

Potentially dilutive securities outstanding that are considered antidilutive are summarized as follows (in shares):

	Year Ended December 31,
	2022	2021	2020
Senior convertible notes	44,120,463	44,120,463	—
Common stock options and PNQs	9,074,587	10,655,146	12,264,616
Mann Group convertible notes	3,370,000	7,370,000	11,200,000
Warrants associated with MidCap credit facility	—	—	1,283,467
2024 convertible notes	—	—	1,666,667
RSUs and Market RSUs(1)	18,886,710	7,609,025	6,037,542
Employee stock purchase plan	—	243,375	292,981
Total shares	75,451,760	69,998,009	32,745,273

_________________________

(1)	Market RSUs are included at the maximum share delivery percentage.

15. Stock Award Plans

In May 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”) as the successor to and continuation of the 2013 Equity Incentive Plan (the “2013 Plan”). The 2018 Plan initially consisted of 12,000,000 new shares plus the number of unallocated shares remaining available for grant for new awards under the 2013 Plan. In May 2020, the 2018 Plan was amended to increase the number of shares of common stock that may be issued under the 2018 Plan by 12,500,000 shares.

Effective upon the approval of the 2018 Plan by the Company’s stockholders in May 2018, no additional awards have been or may be granted under the 2013 Plan. Any Prior Plans’ (as defined below) returning shares will increase the number of shares issuable under the 2018 Plan. The Prior Plans’ returning shares are shares subject to outstanding stock awards granted under the 2013 Plan or the 2004 Equity Incentive Plan (collectively, “Prior Plans”) that, from and after the effective date of the 2018 Plan, (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited, cancelled or otherwise returned to the Company because of the failure to meet a contingency or condition required for the vesting of such shares, or (iii) other than with respect to outstanding stock options and stock appreciation rights granted under the Prior Plans with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, are reacquired or withheld (or not issued) by the Company to satisfy a tax withholding obligation in connection with a stock award.

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

Market RSUs issued during the year ended December 31, 2022 had a grant date fair value of $6.10 per share and will vest on May 10, 2025 provided that the closing price of the Company’s common stock on such vesting date is not less than the closing price on May 10, 2022. The fair value of the Market RSUs was determined using a share price of $2.95, risk-free interest rate of 2.81%, volatility of 75%, and a dividend yield of 0%. The number of shares delivered on the vesting date is determined by the percentile ranking of MannKind total shareholder return (TSR) over the period from May 10, 2022 until May 10, 2025  relative to the TSR of the Russell 3000 Pharmaceutical & Biotechnology Index over the same period, as follows: less than 25th percentile=0% of target, 25th percentile=50% of target, 50th percentile=100% of target, 75th percentile=200% of target, 90th percentile or higher=300% maximum. Payout values will be interpolated between the percentile rankings above. The resulting stock-based compensation expense will be recognized over the service period regardless of whether the market conditions are achieved, as long as the service condition is satisfied.

The following table summarizes information about the Company’s stock-based award plans as of December 31, 2022:

	Outstanding Options	Outstanding Restricted Stock Units	Shares Available for Future Issuance
2004 Equity Incentive Plan	1,320	—	—
2013 Equity Incentive Plan	3,240,690	—	—
2018 Equity Incentive Plan	5,832,577	11,838,329	2,802,796
Total	9,074,587	11,838,329	2,802,796

Share-based payment transactions are recognized as compensation cost based on the fair value of the instrument on the date of grant. The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected term of an option granted is based on combining historical exercise data with expected weighted time outstanding. Expected weighted time outstanding is calculated by assuming the settlement of outstanding awards is at the midpoint between the remaining weighted average vesting date and the expiration date. The Company recognizes forfeitures as they occur. During the years ended December 31, 2022, 2021 and 2020, the Company recorded RSU and option-based stock compensation expense of $12.8 million, $11.5 million and $6.2 million, respectively and employee stock purchase plan compensation of $0.6 million, $0.7 million and $0.3 million, respectively.

Total stock-based compensation expense recognized in the accompanying consolidated statements of operations is included in the following categories (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of goods sold	$329	$407	$446
Cost of revenue — collaborations and services	1,425	1,708	626
Research and development	1,044	614	338
Selling	1,194	2,578	1,158
General and administrative	9,455	6,893	3,943
Total	$13,447	$12,200	$6,511

The expected volatility assumption used in the Company’s Black-Sholes option valuation model is based on an assessment of the historical volatility derived from an analysis of historical trade activity. The Company has selected risk-free interest rates based on U.S. Treasury securities with an equivalent expected term in effect on the date the options were granted. Additionally, the Company uses historical data and management judgment to estimate stock option exercise behavior and employee turnover rates to estimate the number of stock option awards that will eventually vest. There were no options issued in the years ended December 31, 2022 and 2021. The Company calculated the fair value of employee stock options granted during the year ended December 31, 2020 using the following assumptions:

Year Ended December 31,
2020
Risk-free interest rate	0.39% — 1.52%
Expected lives	5.67 — 7.0 years
Volatility	93.83% — 94.25%
Dividends	—

The following table summarizes information relating to stock options:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2022	10,732,513	$3.01	5.49	$34,543
Granted	—	—
Exercised	(1,196,391)	1.79
Forfeited	(116,767)	1.82
Expired	(344,768)	6.31
Outstanding at December 31, 2022	9,074,587	$3.06	5.10	$29,512
Exercisable at December 31, 2022	7,776,518	$3.23	5.15	$25,315

There were no options granted in the years ended December 31, 2022 and 2021. The weighted average grant date fair value of the stock options granted during the year ended December 31, 2020 was $0.97. Total fair value of stock options vested during the years ended December 31, 2022, 2021 and 2020 was 3.2 million, $2.3 million and $4.5 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $2.4 million, $1.7 million and $0.5 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise for options exercised or at December 31 for outstanding options, less the applicable exercise price.

Cash received from the exercise of options during the years ended December 31, 2022, 2021 and 2020 was approximately $3.0 million, $1.0 million and $0.6 million, respectively.

As of December 31, 2022, 2021 and 2020, the Company recognized $0.1 million, $0.1 million and $0.2 million, respectively, of compensation costs related to the performance-based stock options. As of December 31, 2022 and 2021, there were $0.2 million and $0.3 million, respectively of unrecognized compensation costs related to performance-based stock options subject to performance conditions.

The following table summarizes information relating to restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2022	9,538,032	$3.40
Granted	5,120,682	3.95
Vested	(1,551,088)	2.82
Forfeited	(1,269,297)	3.97
Outstanding at December 31, 2022	11,838,329	3.65

Total fair value of restricted stock units vested during the years ended December 31, 2022, 2021 and 2020 was $4.4 million $6.7 million and $2.5 million, respectively. Intrinsic value of restricted stock units vested is measured using the closing share price on the day prior to the vest date. The total grant date fair value of restricted stock units outstanding as of December 31, 2022, 2021 and 2020 was $43.2 million, $19.3 million and $13.3 million, respectively.

As of December 31, 2022, there was $0.6 million of unrecognized compensation expense related to options and PNQs and $25.0 million of unrecognized compensation expense related to restricted stock units and market based stock units, which are expected to be recognized over the weighted average period of 2.08 to 2.22 years. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and uses that information to estimate the date at which those performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

Employee Stock Purchase Plan

The Company provides all employees, including executive officers, the ability to purchase its common stock at a discount under the Company’s 2004 employee stock purchase plan (the “ESPP”). The ESPP is designed to comply with Section 423 of the Internal Revenue Code (“IRC”) and provides all employees with the opportunity to purchase up to $25,000 worth of common stock (based on the undiscounted fair market value at the commencement of the offering period) each year at a purchase price that is the lower of 85% of the fair market value of the common stock on either the date of purchase or the commencement of the offering period. An employee may not purchase more than 5,000 shares of common stock on any purchase date. The executives’ rights under the ESPP are identical to those of all other employees.

The Company issued 0.7 million, 0.5 million and 0.6 million shares of common stock pursuant to the ESPP for the years ended December 31, 2022, 2021 and 2020, respectively. There were approximately 0.4 million shares of common stock available for issuance under the ESPP as of December 31, 2022.

16. Commitments and Contingencies

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of December 31, 2022, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

Contingencies — In July 2013, the Company entered into the Milestone Rights Agreement with the Original Milestone Purchasers, pursuant to which the Company granted the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, $60.0 million of which remains payable to the Original Purchasers upon achievement of such milestones (see Note 10 — Borrowings). As of December 31, 2022, the initial fair value of the Milestone Rights is recorded in the consolidated balance sheet, including $0.9 million in accrued expenses and other current liabilities and $3.9 million in milestone rights liability.

Sale-Leaseback Transaction — In November 2021, the Company sold the Property to the Purchaser for a sales price of $102.3 million, subject to terms and the conditions contained in a purchase and sale agreement.

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

As of December 31, 2022, the related financing liability was $104.1 million, which was recognized in the Company’s consolidated balance sheet as $94.5 million of financing liability — long-term and $9.6 million of financing liability — short-term. As of December 31,

2021, the related financing liability was $100.5 million, which was recognized in our consolidated balance sheet as $93.5 million of financing liability — long-term and $7.0 million of financing liability — short-term.

Financing liability information is as follows (in thousands):

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (in years)	18.8	19.8
Weighted average discount rate	9.0%	9.0%

	December 31,
	2022	2021
Interest expense on financing liability	$9,758	$1,373

Financing liability payments as of December 31, 2022 was as follows (in thousands):

December 31, 2022
2023	$9,774
2024	10,018
2025	10,269
2026	10,533
2027	10,849
Thereafter	188,453
Total	239,896
Interest payments	(132,936)
Debt issuance costs	(2,883)
Total financing liability	$104,077

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

In May 2021, the Company and Amphastar amended the Insulin Supply Agreement to extend the term and restructure the annual purchase commitments. In connection with the amendment, the Company agreed to pay $2.0 million of amendment fees, which were recognized in cost of goods sold for the year ended December 31, 2021. The remaining purchase commitments as of December 31, 2022 were as follows ( € in millions):

December 31, 2022
2023	8.8
2024	14.6
2025	15.5
2026	19.4
2027	9.2

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

Vehicle Leases – During the second quarter of 2018, the Company entered into a lease agreement with Enterprise Fleet Management Inc. During 2021, 85 vehicles were retired and all of those vehicles were replaced, resulting in a fleet size of 89 vehicles. The Company received proceeds for the gain on the retired vehicles residual value in the amount of $0.5 million, which is included as a reduction to the Company’s lease expense. The revised monthly payment inclusive of maintenance fees, insurance and taxes is approximately $0.1 million. The lease expense is included in selling expenses in the consolidated statements of operations.

Office Leases — In May 2017, the Company executed an office lease with Russell Ranch Road II LLC for offices in Westlake Village, California. The office lease commenced in August 2017. The Company agreed to pay initial monthly lease payments of $40,951, subject to 3% annual increases, plus the estimated cost of maintaining the property and common areas by the landlord, with a five-month concession from

October 2017 through February 2018. The lease also provides for allowances for tenant alterations and maintenance. The lease expense is included in general and administrative expenses in the accompanying consolidated statement of operations.

In November 2017, the Company executed an office lease with Russell Ranch Road II LLC to expand the office space for the Company’s corporate offices in Westlake Village, California which was renewed in April 2022. Pursuant to the renewal, the Company will pay initial monthly lease payments of $79,543, beginning in February 2023, subject to a 3% annual increase, plus the estimated operating cost of maintaining the property by the landlord. The Company will receive a six-month concession at the start of the lease extension period on July 31, 2023. The Company has no further right to extend the lease term beyond the extension period.

The Company assumed certain leased real property (the “Marlborough Lease”) pursuant to the APA entered into in May 2022. The Marlborough Lease pertains to certain premises in a building located in Marlborough, Massachusetts. The Company has paid initial monthly payments of $28,895, beginning in June 2022, subject to approximately 3% annual increases through February 28, 2026.

The Company also acquired rights to a manufacturing service agreement where V-Go is manufactured using Company-owned equipment located at the manufacturing facility. The Company determined that this arrangement results in an embedded lease which grants the Company exclusive use of space within the manufacturing facility. The Company assessed the embedded lease cost to be $14,370 per month through February 28, 2026.

Lease information is as follows (in thousands):

	December 31, 2022	December 31, 2021
Operating lease right-of-use assets(1)	$6,714	$2,284

Operating lease liability-current (2)	$1,304	$1,380
Operating lease liability-long-term	5,343	1,040
Total	$6,647	$2,420

Weighted average remaining lease term (in years)	4.6	2.6
Weighted average discount rate	7.3%	7.3%

__________________________

(1)	Operating right-of-use assets related to vehicles, offices and the manufacturing facility are included in other assets in the consolidated balance sheets.
(2)	Operating lease liability – current are included in accrued expenses and other current liabilities in the consolidated balance sheets.

	December 31,
	2022	2021	2020
Operating lease costs	$1,525	$863	$1,403
Variable lease costs	274	515	394
Cash paid	1,823	1,867	1,797

Future minimum office and vehicle lease payments as of December 31, 2022 are as follows (in thousands):

December 31, 2022
2023	$1,368
2024	1,892
2025	1,861
2026	1,140
2027	1,072
Thereafter	643
Total	7,976
Interest expense	(1,329)
Total operating lease liability	$6,647

17. Employee Benefit Plans

The Company administers a defined contribution 401(k) savings retirement plan for its employees. The Company may make discretionary matching contributions. For the years ended December 31, 2022 and 2021, the Company matched each participant’s deferral at the rate of 50% of each participant’s deferral up to the first 10% of compensation. Participants hired after March 31, 2021 became vested in Company contributions at 100% after two years of service. For the year ended December 31, 2020, the Company matched each participant’s deferral at the rate of 50% of each participant’s deferral up to the first 6% of compensation. Participants are vested in Company contributions at 50% after one year of service and are 100% vested after two years of service.

The Company’s total discretionary matching contributions were $1.8 million, $1.5 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

18. Income Taxes

Loss from continuing operations before provision for income taxes for the Company’s domestic and international operations was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(87,400)	$(80,926)	$(57,458)
Foreign	—	—	—
Loss before provision for income taxes	$(87,400)	$(80,926)	$(57,458)

At December 31, 2022, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. The Company has incurred operating losses since inception. Accordingly, the net deferred tax assets have been fully reserved. The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current
U.S. federal	$—	$—	$—
U.S. state	—	—	—
Non-U.S.	—	—	(218)
Total current	—	—	(218)
Deferred
U.S. federal	(5,606)	(5,170)	(4,377)
U.S. state	(4,334)	(14,461)	(469)
Non-U.S.	—	—	—
Total deferred	(9,940)	(19,631)	(4,846)
Valuation allowance	9,940	19,631	4,846
Total	$—	$—	$(218)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized. Components of the net deferred tax assets as of December 31, 2022 and 2021, are approximately as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$542,537	$542,800
Research and development credits	78,804	78,804
Capitalized research costs	4,369	-
Milestone Rights	1,331	1,440
Accrued expenses	2,675	2,591
Loss on purchase commitment	23,117	24,845
Non-qualified stock option expense	7,686	5,684
Capitalized patent costs	8,058	7,518
Other	3,204	2,568
Lease liability	1,624	588
Interest expense limitation	10,991	5,696
Depreciation	22,157	22,983
Deferred Product Revenue & Costs	370	404
Total net deferred tax assets	706,923	695,921
Valuation allowance	(705,034)	(695,094)
Net deferred tax assets	$1,889	$827

Deferred tax liabilities:
Right of use asset	$(1,640)	$(555)
Other prepaids	(249)	(272)
Total deferred tax liabilities	(1,889)	(827)
Net deferred tax assets	$—	$—

The Company’s effective tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Federal tax benefit rate	21.0%	21.0%	21.0%
Permanent items	-1.2%	-4.4%	-6.1%
Stock based compensation	0.4%	0.3%	-0.5%
Tax attribute expirations	-13.2%	-5.9%	-6.6%
Foreign withholding tax	0.0%	0.0%	0.4%
Valuation allowance	-7.2%	-11.2%	-7.8%
Other	0.2%	0.2%	0.0%
Effective income tax rate	0.0%	0.0%	0.4%

As of December 31, 2022 and 2021, management assessed the realizability of deferred tax assets. Management evaluated the need for an amount of any valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of our deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. In assessing the realization of the Company's deferred tax assets, the Company considers all available evidence, both positive and negative.

In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence as of December 31, 2022, it was concluded on a more-likely-than-not basis that all deferred tax assets were not realizable. Accordingly, a valuation allowance of $705.0 million has been recorded to offset this deferred tax asset. During the years ended December 31, 2022 and 2021, the change in valuation allowance was $9.9 million and $19.6 million, respectively.

As of December 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $2.2 billion and $1.7 billion available, respectively, to reduce future taxable income. $499.6 million of the federal losses do not expire and the remaining federal losses have started expiring, beginning in the current year through various future dates.

Pursuant to IRC Sections 382 and 383, annual use of the Company’s federal and California net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. As a result of the Company's initial public offering, an ownership change within the meaning of IRC Section 382 occurred in August 2004. As a result, federal net operating loss and credit carryforwards of approximately $105.8 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year can be utilized in future years in addition to the Section 382 limitation for those years. We have completed a Section 382 analysis beginning from the date of our initial public offering through December 31, 2022, to determine whether additional limitations may be placed on the net operating loss carryforwards and other tax attributes, and no additional changes in ownership that met Section 382 study ownership change threshold has been identified through December 31, 2022. There is a risk that changes in ownership may occur in tax years after December 31, 2022. If a change in ownership were to occur, our net operating loss carryforwards and other tax attributes could be further limited or restricted. If limited, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to the Company’s operations in the U.S. will not impact the Company’s effective tax rate.

At December 31, 2022, the Company had $54.2 million of U.S. federal research and development credits which expire beginning in 2024, and $24.6 million of state research and development credits. The California credits are indefinite and do not expire and $0.2 million of the available New Jersey credits expire at the end of 2023. The Company also had two types of credits in Connecticut of which $19.8 million do not expire and the $1.1 million of the R&D credit expire at the end of 2023.

The Company files U.S. federal and state income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business the Company is subject to examination by taxing authorities throughout the country. These audits could include examining the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with federal, state, and local tax laws. The Company's tax years since 2018 remain subject to examination by federal, state and foreign tax authorities.

A reconciliation of beginning and ending amounts of unrecognized tax benefits in 2022, 2021 and 2020, respectively, was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Unrecognized Tax Benefit
Beginning of Year	$268,902	$268,902	$—
Gross increases for tax positions of prior years	—	—	268,902
Gross decreases for tax positions of current year	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
End of Year	$268,902	$268,902	$268,902

At December 31, 2022, 2021 and 2020, the Company has not recognized a liability for unrecognized tax benefits. If any were recognized, it would affect the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2022, 2021 and 2020, the Company did not recognize any interest and/or penalties.