Form 10-Q
period 2023-03-31
MANNKIND CORP
filed 2023-05-09
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, there were 264,305,532 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2023

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands except per share data)
Revenues:
Net revenue – commercial product sales	$17,562	$9,826
Revenue – collaborations and services	11,386	2,166
Royalties – collaborations	11,678	—
Total revenues	40,626	11,992
Expenses:
Cost of goods sold	5,530	2,284
Cost of revenue – collaborations and services	10,683	8,714
Research and development	5,605	3,536
Selling	13,310	12,728
General and administrative	10,542	7,969
Loss (gain) on foreign currency transaction	954	(1,983)
Total expenses	46,624	33,248
Loss from operations	(5,998)	(21,256)
Other (expense) income:
Interest income, net	1,302	377
Interest expense on financing liability	(2,424)	(2,371)
Interest expense on notes	(2,786)	(2,748)
Other income	111	—
Total other expense	(3,797)	(4,742)
Loss before income tax expense	(9,795)	(25,998)
Benefit from income taxes	—	—
Net loss	$(9,795)	$(25,998)
Net loss per share – basic and diluted	$(0.04)	$(0.10)
Shares used to compute net loss per share – basic and diluted	263,969	251,887

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
	(In thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$85,869	$69,767
Short-term investments	80,273	101,079
Accounts receivable, net	19,714	16,801
Inventory	21,998	21,772
Prepaid expenses and other current assets	15,445	25,477
Total current assets	223,299	234,896
Property and equipment, net	54,837	45,126
Goodwill	1,998	2,428
Other intangible asset	1,133	1,153
Long-term investments	492	1,961
Other assets	16,378	9,718
Total assets	$298,137	$295,282

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$13,889	$11,052
Accrued expenses and other current liabilities	32,995	35,553
Financing liability – current	9,626	9,565
Midcap credit facility – current	11,667	—
Deferred revenue – current	2,316	1,733
Recognized loss on purchase commitments – current	11,360	9,393
Total current liabilities	81,853	67,296
Mann Group convertible note	8,829	8,829
Accrued interest – Mann Group convertible note	54	55
Financing liability – long term	94,441	94,512
Midcap credit facility	27,704	39,264
Senior convertible notes	225,761	225,397
Recognized loss on purchase commitments – long term	59,829	62,916
Operating lease liability	4,879	5,343
Deferred revenue – long term	45,659	37,684
Milestone liabilities	4,524	4,524
Total liabilities	553,533	545,820
Commitments and contingencies (Note 15)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value – 10,000,000 shares authorized; no shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value – 400,000,000 shares authorized, 264,278,760 and 263,793,305 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2,643	2,638
Additional paid-in capital	2,969,225	2,964,293
Accumulated other comprehensive loss	—	—
Accumulated deficit	(3,227,264)	(3,217,469)
Total stockholders' deficit	(255,396)	(250,538)
Total liabilities and stockholders' deficit	$298,137	$295,282

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net loss	$(9,795)	$(25,998)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	(1,076)
Comprehensive loss	$(9,795)	$(27,074)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2022	251,478	$2,515	$2,918,205	$—	$(3,130,069)	$(209,349)
Net issuance of common stock associated with stock options and restricted stock units	450	4	125	—	—	129
Issuance of common stock under the employee stock purchase plan	233	2	738	—	—	740
Stock-based compensation expense	—	—	2,806	—	—	2,806
Issuance of common stock from market price stock purchase plan	252	3	681	—	—	684
Cumulative loss on available-for-sale securities	—	—	—	(1,076)	—	(1,076)
Net loss	—	—	—	—	(25,998)	(25,998)
BALANCE, MARCH 31, 2022	252,413	$2,524	$2,922,555	$(1,076)	$(3,156,067)	$(232,064)

	Common Stock		Additional	Accumulated Other	Accumulated
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2023	263,793	$2,638	$2,964,293	$—	$(3,217,469)	$(250,538)
Issuance of at-the-market placement	269	3	1,196	—	—	1,199
Issuance costs associated with at-the-market placement	—	—	(24)	—	—	(24)
Net issuance of common stock associated with stock options and restricted stock units	206	2	50	—	—	52
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	11	—	55	—	—	55
Stock-based compensation expense	—	—	3,655	—	—	3,655
Net loss	—	—	—	—	(9,795)	(9,795)
BALANCE, MARCH 31, 2023	264,279	$2,643	$2,969,225	$—	$(3,227,264)	$(255,396)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,795)	$(25,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,655	2,806
Interest expense on financing liability	2,424	2,371
Write-off of inventory	2,416	—
Depreciation and amortization	1,058	599
Amortization of right-of-use assets	338	289
Interest expense on Mann Group convertible note	55	116
Loss (gain) on foreign currency transaction	954	(1,983)
Other, net	50	256
Amortization of debt discount and issuance costs	469	469
Changes in operating assets and liabilities:
Accounts receivable, net	(2,913)	(4,829)
Inventory	(2,641)	(892)
Prepaid expenses and other current assets	2,426	(470)
Other assets	—	(320)
Accounts payable	2,837	1,745
Accrued expenses and other current liabilities	(5,975)	510
Deferred revenue	8,558	7,053
Recognized loss on purchase commitments	(2,074)	(1,502)
Operating lease liabilities	(686)	(572)
Deposits from customer	—	2,104
Net cash provided by (used in) operating activities	1,156	(18,248)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of debt securities	22,103	26,538
Purchase of property and equipment	(8,311)	(5,056)
Purchase of held-to-maturity debt securities	—	(55,988)
Purchase of available-for-sale securities	—	(5,000)
Net cash provided by (used in) investing activities	13,792	(39,506)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from at-the-market-offering	1,198	—
Issuance costs associated with at-the-market offering	(24)	—
Net issuance of common stock associated with stock options and restricted stock units	52	129
Payment on financing liability	(72)	—
Proceeds from market price stock purchase plan	—	684
Net cash provided by financing activities	1,154	813
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,102	(56,941)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,767	124,184
CASH AND CASH EQUIVALENTS, END OF PERIOD	$85,869	$67,243

	Three Months Ended March 31,
	2023	2022
	(In thousands)
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash	$3,700	$3,600
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of Midcap credit facility from long-term to current	11,667	—
Reclassification of Thirona convertible notes and interest receivable from current to long-term	7,726	—
Non-cash construction in progress, property and equipment	2,438	383
Reclassification of investments from long-term to current	1,468	14,813
Right-of-use asset modification	728	—
Goodwill adjustment for a reduction in rebate-related liabilities	430	—
Issuance of common stock under employee stock purchase plan	—	740

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Significant Accounting Policies

The unaudited condensed consolidated financial statements of MannKind Corporation and its subsidiaries (“MannKind,” the “Company,” “we” or “us”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023 (the “Annual Report”).

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2023 may not be indicative of the results that may be expected for the full year.

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

Business — MannKind is a biopharmaceutical company focused on the development and commercialization of innovative therapeutic products and devices to address serious unmet medical needs for those living with endocrine and orphan lung diseases. The Company’s signature technologies—Technosphere dry-powder formulations and Dreamboat inhalation devices—offer rapid and convenient delivery of medicines to the deep lung where they can exert an effect locally or enter the systemic circulation. The Company is currently commercializing Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, and the V-Go wearable insulin delivery device, which provides continuous subcutaneous infusion of insulin in adults that require insulin. The first product to come out of the orphan lung disease pipeline, Tyvaso DPI (treprostinil) inhalation powder, received approval from the U.S. Food and Drug Administration (“FDA”) in May 2022 for the treatment of pulmonary arterial hypertension (PAH) and for the treatment of pulmonary hypertension associated with interstitial lung disease (PH-ILD). The Company's development and marketing partner, United Therapeutics ("UT") began commercializing Tyvaso DPI in June 2022 and is obligated to pay the Company a royalty on net sales of the product. The Company also receives a margin on supplies of Tyvaso DPI that it manufactures for UT.

Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with GAAP.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Reclassifications — Certain prior year reported amounts have been reclassified to conform with the current year presentation. Changes were made to the condensed consolidated statements of cash flows to present the amortization of debt discount and issuance costs separately and to disclose net investment accretion under other, net.

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

Revenue Recognition — Net Revenue – Commercial Product Sales — The Company sells its products to a limited number of wholesale distributors, specialty and retail pharmacies, and durable medical equipment suppliers (“DME”) in the U.S. (collectively, its “Customers”). Wholesale distributors subsequently resell the Company’s products to retail pharmacies and certain medical centers or hospitals. Specialty and retail pharmacies sell directly to patients. In addition to distribution agreements with Customers, the Company enters into arrangements with payers that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.

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

Free Goods Program — From time to time, the Company offers programs to potential new patients that allow them to obtain free goods (prescription fills) from a pharmacy. The Company excludes such amounts related to these programs from both gross and net revenue. The cost of product associated with the free goods program is recognized as cost of goods sold in the condensed consolidated statements of operations.

Reserves for Variable Consideration — Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, provider chargebacks and discounts, government rebates, payer rebates, and other incentives, such as voluntary patient assistance, and other allowances that are offered within contracts between the Company and its Customers, payers, and other indirect customers relating to the Company’s sale of its products. These reserves, as further detailed below, are based on the amounts earned, or to be claimed on the related sales, and result in a reduction of accounts receivable or establishment of a current liability. Significant judgment is required in estimating gross-to-net adjustments, including historical experience, payer channel mix, current contract prices under applicable programs, unbilled claims, claim submission time lags and inventory levels in the distribution channel.

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

The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analysis also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the current period estimates of gross-to-net adjustments and, therefore, the transaction price was not reduced further during the current period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net revenue from commercial product sales and earnings in the period such variances become known.

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

Other Incentives — Other incentives which the Company offers include voluntary patient support programs, such as the Company's co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with the products that have been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses and other current liabilities.

Revenue Recognition — Revenue – Collaborations and Services — The Company enters into licensing, research or other agreements under which the Company licenses certain rights to its product candidates to third parties, conducts research or provides other services to third parties. The terms of these arrangements may include but are not limited to payment to the Company of one or more of the following: up-front license fees; development, regulatory, and commercial milestone payments; payments for commercial manufacturing and clinical supply services the Company provides; and royalties on net sales of licensed products and sublicenses of the rights. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment such as determining the performance obligation in the contract and determining the stand-alone selling price for each performance obligation identified in the contract. With respect to the Company's significant collaboration and service agreement with UT that includes a long-term commercial supply agreement (as amended, the “CSA”), the Company has identified three distinct performance obligations: (1) the license, supply of product to be used in clinical development, and continued development and approval support for Tyvaso DPI (“R&D Services and License”); (2) development activities for the next generation of the product (“Next-Gen R&D Services”); and (3) a material right associated with current and future manufacturing and supply of product (“Manufacturing Services”). Pre-production activities under the CSA, such as facility expansion services and other administrative services, were considered bundled services under the Manufacturing Services performance obligation as required by ASC 606. Following the FDA’s approval of Tyvaso DPI, UT began issuing purchase orders for the supply of product, which represents distinct contracts and performance obligations under ASC 606. Revenue is recognized for the supply of product at a point in time, once control is transferred to UT. See Note 10 – Collaboration, Licensing and Other Arrangements.

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

Revenue Recognition – Royalties — The Company recognizes royalty revenue for a sales-based or usage-based royalty if it is promised in exchange for an intellectual property license. The royalty revenue is recognized as the latter of the subsequent sale of the product occurs or if the performance obligation to which the royalty has been allocated has been satisfied or partially satisfied. The Company’s collaborative agreement with UT entitles it to receive low double-digit royalties on net sales of Tyvaso DPI for the license of the Company’s IP that was considered to be interdependent with the development activities that supported the approval of Tyvaso DPI.

The Company’s net revenue and cost of revenue and goods sold as shown on the condensed consolidated statement of operations is comprised of revenue generated from product sales, services and royalties as shown below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net revenue:
Product sales (1)	$28,726	$10,520
Services (2)	222	1,472
Royalties (3)	11,678	—
Total net revenue	$40,626	$11,992

_________________________

(1)
Amounts represent the net sales of Afrezza and V-Go to wholesalers and specialty pharmacies and Tyvaso DPI to UT.
(2)
Amounts represent revenue generated from the Company's collaboration arrangements, including Next-Gen R&D Services (as defined in Note 10) for UT as well as arrangements with other collaboration partners. See Note 10 – Collaboration, Licensing and Other Arrangements.
(3)
Amounts represent royalties on UT’s net sales of Tyvaso DPI.

	Three Months Ended March 31,
	2023	2022
Cost of goods sold and cost of revenue:
Product sales	$16,028	$9,650
Services	185	1,348
Total cost of goods sold and cost of revenue	$16,213	$10,998

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

Cost of Revenues – Collaborations and Services — Cost of revenues for collaborations and services includes material, labor costs, manufacturing overhead, and excess capacity costs. These costs, in addition to the write-offs of inventory are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. Cost of revenues for collaborations and services also includes the cost of product development.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of March 31, 2023 and December 31, 2022, cash equivalents were comprised of money market funds, corporate bonds and commercial paper with original maturities less than 90 days from the date of purchase.

Held-to-Maturity Investments — The Company’s investments generally consist of commercial paper, corporate notes or bonds and U.S. Treasury securities. As of March 31, 2023 and December 31, 2022, the Company held short-term and long-term investments of debt securities, including commercial paper and bonds. The Company assesses whether it has any intention to sell the investment before maturity, whether any declines in fair value are the result of credit losses, as well as whether there were other-than-temporary impairments associated with the available for sale investment. The Company intends to hold its investments until maturity; therefore, these investments are stated at amortized cost. The investments with maturities less than 12 months are included in short-term investments and investments with maturities in excess of twelve months are included in long-term investments in the condensed consolidated balance sheets. The amortization or accretion of the Company’s investments is recognized as interest income in the condensed consolidated statements of operations.

Available-for-Sale Investment — In June 2021, the Company purchased a $3.0 million convertible promissory note (the “Thirona convertible note”) issued by Thirona Bio, Inc. (“Thirona”). In January 2022, the Company purchased an additional $5.0 million convertible promissory note issued by Thirona. Unless earlier converted into conversion shares pursuant to the note purchase agreement, the principal and accrued interest shall be due and payable by Thirona on demand by the Company at any time after the maturity date. The Thirona convertible notes were amended in February 2023, which extended the maturity date from December 31, 2022 to June 30, 2024. The Thirona convertible notes are general unsecured obligations of Thirona and accrue interest at a rate of 6% per annum. The Thirona convertible notes are classified as available-for-sale securities and are included in other assets in the condensed consolidated balance sheet. The Company assesses whether it has any intention to sell the investment, determines fair value of its available-for-sale investments using level 3 inputs as well as assesses whether there were other-than-temporary impairments associated with the available-for-sale investment. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. In June 2021, the Company and Thirona also entered into a collaboration agreement to develop a compound for the treatment of fibrotic lung diseases. See Note 10– Collaboration, Licensing and Other Arrangements for additional information.

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

Property and equipment — Property and equipment is recorded at historical cost, net of accumulated depreciation. Depreciation expense is recorded over the assets’ useful lives on a straight-line basis. See Note 6 – Property and Equipment.

Impairment of Long-Lived Assets — Long-lived assets include property and equipment, operating lease right-of-use assets and other intangible assets. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Assets are considered to be impaired if the carrying value is considered to be unrecoverable.

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

Milestone Rights Liability — In July 2013, in conjunction with the execution of a (now repaid) loan agreement with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”), the Company entered into a Milestone Rights Purchase Agreement (the “Milestone Rights Agreement”) pursuant to which the Company issued certain milestone rights to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (the “Original Milestone Purchasers”). The foregoing milestone rights provided the Original Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and Afrezza sales milestones, $60.0 million of which remains payable as of March 31, 2023 upon achievement of such milestones (collectively, the “Milestone Rights”). In December 2021, the Milestone Rights were purchased by Barings Global Special Situations Credit Fund 4 (Delaware), L.P. and Barings Global Special Situations Credit 4 (LUX) S.ar.l. (together the “Milestone Purchasers”). As a result, the Milestone Purchasers have assumed the obligations of the Original Milestone Purchasers and is now entitled to all rights under the Milestone Rights Agreement. The Milestone Rights liability is reported at fair value at the date of the agreement which is periodically offset against payments. (See Note 11 – Fair Value of Financial Instruments).

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

Stock-Based Compensation — Share-based payments to employees, including grants of restricted stock units ("RSUs,") performance-based non-qualified stock options awards (“PNQs”), restricted stock units with market conditions (“Market RSUs”), options and the compensatory elements of employee stock purchase plans, are recognized in the condensed consolidated statements of operations based upon the fair value of the awards at the grant date. RSUs are valued based on the market price on the grant date. Market RSUs are valued using a Monte Carlo valuation model and RSUs with performance conditions are evaluated for the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period. The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options and the compensatory elements of employee stock purchase plans.

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

Recently Issued Accounting Standards — From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s condensed consolidated financial position or results of operations upon adoption.

2. Acquisition

In May 2022, the Company purchased certain assets and assumed certain liabilities associated with the V-Go wearable insulin delivery device from Zealand Pharma A/S and Zealand Pharma US, Inc. (together “Zealand”).

Under the terms of the agreement with Zealand, the Company paid up-front consideration of $15.3 million for certain assets and assumed liabilities related to V-Go. In addition, the Company will be obligated to make one-time, sales-based milestone payments to Zealand totaling up to a maximum of $10.0 million upon the achievement of specified annual revenue milestones between $40 million and $100 million.

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

The information below reflects the amounts of identifiable assets acquired and liabilities assumed as of March 31, 2023 (in thousands):

Amount
Assets:
Inventory	$11,152
Property and equipment	2,921
Goodwill(1)	1,998
Intangible asset - Developed technology	1,200
Operating lease right-of-use assets	1,812
Total assets	19,083
Liabilities:
Liabilities assumed(1)	1,320
Operating lease liability	1,812
Total liabilities	3,132
Net assets acquired	$15,951

___________________________

(1)
During the three months ended March 31, 2023, goodwill related to the acquisition of V-Go was adjusted for a reduction in rebate-related liabilities established at the time of acquisition.

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

There were no acquisition-related costs incurred during the three months ended March 31, 2023.

Supplemental Pro Forma Information (unaudited)

Net revenue for the three months ended March 31, 2023 was $5.1 million and loss from operations for the three months ended March 31, 2023 was $1.0 million. The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition had occurred on January 1, 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net revenue	$40,626	$18,090
Net loss	(9,795)	(25,741)
Net loss per share - basic and diluted	(0.04)	(0.10)

These pro forma amounts have been calculated by applying the Company’s accounting policies assuming transaction costs had been incurred beginning January 1, 2022. The Company did not have any other material nonrecurring pro forma adjustments directly attributable to the acquisition included in the reported pro forma revenue and loss.

3. Investments

Cash Equivalents — Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash.

Available-for-Sale Investment — The Thirona convertible notes are classified as available-for-sale securities and are included in other assets in the condensed consolidated balance sheet. Available-for-sale investments are subsequently measured at fair value. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company determines fair value of its available-for-sale investments using level 3 inputs. The Company evaluates the fair value of its investment in Thirona by applying a Monte Carlo simulation model. As of March 31, 2023 and December 31, 2022, the fair value of the Company's investment in Thirona was $7.1 million.

Held-to-Maturity Investments — Investments consist of highly liquid investments that are intended to facilitate liquidity and capital preservation. The amortization or accretion of the Company’s investments is recognized as interest income in the condensed consolidated statements of operations. For the three months ended March 31, 2023, the Company recognized $1.2 million of interest income on investments and a de minimis amount of amortization on certain investments. For the three months ended March 31, 2022, the Company recognized $0.4 million of interest income on investments and $0.3 million of amortization on certain investments. No allowance for credit losses on held-to-maturity securities was required as of March 31, 2023.

The contractual maturities of the Company’s held to maturity investments are summarized below (in thousands):

	March 31, 2023		December 31, 2022
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due in one year or less(1)	$154,569	$154,314	$152,862	$156,976
Due after one year through five years	492	496	1,961	1,948
Total	$155,061	$154,810	$154,823	$158,924

___________________________

(1)
The investments due in one year or less include cash equivalents of $74.3 million as of March 31, 2023 and $51.8 million as of December 31, 2022.

The fair value of the cash equivalents, long-term and short-term investments are disclosed below (dollars in thousands).

	March 31, 2023
	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial bonds and paper	Level 2	$56,832	$(269)	$56,563
Money market funds	Level 1	74,295	—	74,295
U.S. Treasuries	Level 2	23,934	(317)	23,617
Total cash equivalents and investments		155,061	(586)	154,475
Less: cash equivalents		74,296	—	74,296
Total Investments		$80,765	$(586)	$80,179

	December 31, 2022
	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial bonds and paper	Level 2	$66,762	$(594)	$66,168
Money market funds	Level 1	51,783	—	51,783
U.S. Treasuries	Level 2	36,278	(587)	35,691
Total cash equivalents and investments		154,823	(1,181)	153,642
Less: cash equivalents		51,783	—	51,783
Total Investments		$103,040	$(1,181)	$101,859

As of March 31, 2023, there was $0.7 million of amounts receivable included in our condensed consolidated balance sheets as prepaid expenses and other current assets, which consisted of $0.6 million of accrued interest receivable and $0.1 million of amount receivable on matured investment. As of December 31, 2022, there was $0.6 million of accrued interest receivable and $5.1 million of amount receivable on matured investment.

4. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable – commercial
Accounts receivable, gross	$18,405	$19,359
Wholesaler distribution fees and prompt pay discounts	(2,338)	(2,536)
Reserve for returns	(4,111)	(4,108)
Total accounts receivable – commercial, net	11,956	12,715
Accounts receivable – collaborations and services	7,758	4,086
Total accounts receivable, net	$19,714	$16,801

As of March 31, 2023 and December 31, 2022, the allowance for doubtful accounts for commercial accounts receivable was de minimis. The Company had three wholesale distributors representing approximately 57% of commercial accounts receivable as of March 31, 2023 and approximately 72% of gross sales for the three months ended March 31, 2023. As of December 31, 2022, the Company had three wholesale distributors representing approximately 79% of commercial accounts receivables.

As of March 31, 2023 and December 31, 2022, there was no allowances for credit losses for accounts receivable for collaborations and services. The Company had one collaboration partner, United Therapeutics, that comprised 100% of the collaboration and services net accounts receivable as of March 31, 2023 and December 31, 2022 and approximately 100% of gross revenue from collaborations and services for the three months ended March 31, 2023.

5. Inventories

Inventories consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$5,579	$5,739
Work-in-process	8,050	13,815
Finished goods	8,369	2,218
Total inventory	$21,998	$21,772

Work-in-process and finished goods as of March 31, 2023 and December 31, 2022 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off and the projected loss on the purchase commitment contract to purchase future insulin was accrued as of the end of 2016. Raw materials inventory included $0.8 million of pre-launch inventory as of March 31, 2023 and December 31, 2022, which consisted of FDKP received in November 2019. The Company expects to request approval from the FDA for the new source of FDKP in 2024.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand as of March 31, 2023 and December 31, 2022. Inventory that was forecasted to become obsolete due to expiration as well as inventory that does not meet acceptable standards is recorded in costs of goods sold in the condensed consolidated statements of operations. There was an inventory write-off of $2.4 million for the three months ended March 31, 2023, which was primarily recognized as cost of revenue from collaborations in our condensed consolidated statements of operations. There were no inventory write-offs for the three months ended March 31, 2022.

6. Property and Equipment

Property and equipment consists of the following (dollars in thousands):

	Estimated Useful
	Life (Years)	March 31, 2023	December 31, 2022
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	43,113	38,952
Machinery and equipment	3-15	58,987	58,542
Furniture, fixtures and office equipment	5-10	2,976	2,976
Computer equipment and software	3	8,246	8,246
Construction in progress	—	22,804	16,706
		154,390	143,686
Less accumulated depreciation		(99,553)	(98,560)
Total property and equipment, net		$54,837	$45,126

Depreciation expense related to property and equipment was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Depreciation Expense	$1,038	$599

In November 2021, the Company sold certain land, building and improvements located in Danbury, CT (the “Property”) to an affiliate of Creative Manufacturing Properties (the “Purchaser”) for a sales price of $102.3 million, subject to terms and conditions contained in a purchase and sale agreement. Effective with the closing of this transaction, the Company entered into a 20-year lease agreement with the Purchaser (the “Sale-Leaseback Transaction”). The sale of the Property and subsequent lease did not result in the transfer of control of the Property to the Purchaser; therefore, the Sale-Leaseback Transaction qualified as a failed sale leaseback transaction whereby the lease is accounted for as a finance lease and the Property remains as a long-lived asset of the Company and is depreciated at its remaining useful life of 20 years or less. See Note 15 – Commitments and Contingencies.

7. Goodwill and Other Intangible Asset

Goodwill — Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $2.0 million and $2.4 million as of March 31, 2023 and December 31, 2022, respectively, as a result of the Company's acquisition of V-Go in May 2022. During the three months ended March 31, 2023, goodwill related to the acquisition of V-Go was adjusted for a reduction in rebate-related liabilities established at the time of acquisition. Goodwill is tested at least annually for impairment by assessing qualitative factors in determining whether it is more likely than not that the fair value of net assets is below their carrying amounts. See Note 1 – Description of Business and Significant Accounting Policies.

Other Intangible Asset — Other intangible asset consisted of the following (dollars in thousands):

	Estimated	March 31, 2023			December 31, 2022
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology	15	$1,200	$(67)	$1,133	$1,200	$(47)	$1,153

Amortization expense related to the other intangible asset was de minimis for the three months ended March 31, 2023.

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

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
Salary and related expenses	$16,446	$14,906
Discounts and allowances for commercial product sales	8,810	8,504
Returns reserve for acquired product	825	1,013
Professional fees	756	1,136
Deferred lease liability	851	1,304
Current portion of milestone rights liability	924	924
Accrued interest	763	2,201
Danbury facility buildout	168	846
Other	3,452	4,719
Accrued expenses and other current liabilities	$32,995	$35,553

9. Borrowings

Carrying amount of the Company's borrowings consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Senior convertible notes	$225,761	$225,397
MidCap credit facility	39,371	39,264
Mann Group convertible note	8,829	8,829
Total debt – net carrying amount	$273,961	$273,490

The following table provides a summary of the Company’s principal balance of debt and key terms:

	Amount Due		Terms
	March 31, 2023	December 31, 2022	Annual Interest Rate		Maturity Date		Conversion Price
Senior convertible notes	$230.0 million	$230.0 million	2.50%		March 2026		$5.21 per share
MidCap credit facility(1)	$40.0 million	$40.0 million	one-month SOFR (1% floor) plus 6.25%; cap of 8.25%	(1)	August 2025	(1)	N/A
Mann Group convertible note	$8.8 million	$8.8 million	2.50%		December 2025		$2.50 per share

_________________________

(1)
In August 2022, the Company amended the MidCap credit facility and transitioned the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The interest rate prior to the amendment was one-month LIBOR (1% floor) plus 6.25% (capped at a total of 8.25%).

The maturities of the Company’s borrowings as of March 31, 2023 are as follows (in thousands):

Amounts
2023	$11,667
2024	20,000
2025	17,163
2026	230,000
Total principal payments	278,830
Unamortized discount	(201)
Debt issuance costs	(4,668)
Total debt	$273,961

Senior convertible notes – In March 2021, the Company issued $230.0 million aggregate principal amount of Senior convertible notes in a private offering. The Senior convertible notes were issued pursuant to an indenture, dated March 4, 2021 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee.

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

The Company’s net proceeds from the offering were approximately $222.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. As of March 31, 2023, the unamortized debt issuance cost was $4.2 million.

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

The prepayment penalty of $1.0 million related to the payment of $10.0 million was capitalized and will be amortized over the remaining life of the debt. As of March 31, 2023, the unamortized debt discount was $0.2 million and the unamortized prepayment penalty was $0.4 million.

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

The MidCap credit facility, as amended, contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The Company must also comply with a financial covenant relating to trailing twelve month minimum Afrezza net revenue, tested on a monthly basis, unless the Company has $90.0 million or more of unrestricted cash and short-term investments. As of March 31, 2023, the Company was in compliance with the financial covenant.

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

Mann Group convertible note — In August 2019, the Company issued a $35.0 million note that is convertible into shares of the Company’s common stock at $2.50 per share (the “Mann Group convertible note”) as part of a restructuring of its then existing indebtedness to Mann Group.

The Mann Group convertible note originally accrued interest at the rate of 7.00% per year on the principal amount, payable quarterly in arrears on the first day of each calendar quarter beginning October 1, 2019. In April 2021, the Company and Mann Group amended the Mann Group convertible note, pursuant to which the parties agreed to (i) reduce the interest rate from 7.0% to 2.5% effective on April 22, 2021, and (ii) extend the maturity date from November 3, 2024 to December 31, 2025.

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

Amortization of the premium and accretion of debt issuance costs related to all borrowings were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Amortization of debt discount	$106	$106
Amortization of debt issuance cost	363	363

Milestone Rights — As of March 31, 2023 and December 31, 2022, the remaining Milestone Rights liability balance was $4.8 million, which was based on initial fair value estimates calculated using the income approach and reduced by milestone achievement payments made. As of March 31, 2023 and December 31, 2022, the Milestone Rights liability consisted of $0.9 million of current liability which was presented as accrued expenses and other current liabilities, and $3.9 million of long-term liability which was presented as milestone liabilities in our condensed consolidated balance sheets.

The Milestone Rights Agreement includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to Afrezza. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to Afrezza in violation of the terms of such agreement.

10. Collaboration, Licensing and Other Arrangements

Revenue from collaborations and services were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
UT CSA Agreement (1)	$11,164	$694
UT License Agreement (2)	185	1,348
Cipla License and Distribution Agreement	37	37
Other	—	87
Total revenue from collaborations and services	$11,386	$2,166

_________________________

(1)
Amount consists of revenue recognized for Manufacturing Services and sales of product to UT for the periods presented.
(2)
Amounts consist of revenue recognized for Next-Gen R&D Services and R&D Services and License for the periods presented.

United Therapeutics License Agreement — In September 2018, the Company and UT entered into an exclusive global license and collaboration agreement (the “UT License Agreement”), pursuant to which UT is responsible for global development, regulatory and commercial activities with respect to Tyvaso DPI. The Company is responsible for manufacturing Tyvaso DPI.

Total revenue from UT was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
UT Revenue
UT CSA Agreement	$11,164	$694
UT License Agreement	185	1,348
Royalties — Collaborations (1)	11,678	—
Total revenue from UT	$23,027	$2,042

_________________________

(1)
Amount consists of royalties associated with the UT License Agreement. The contract assets related to the royalties is included in prepaid expense and other current assets in the condensed consolidated balance sheets.

In October 2018, the Company and UT entered into the UT License Agreement for the collaboration and development of Tyvaso DPI. Pursuant to this agreement, the Company also receives low double-digit royalties on net sales of Tyvaso DPI as well as a manufacturing margin on commercial supplies of the product. In August 2021, the Company and UT entered into a commercial supply agreement (the “CSA”), pursuant to which the Company is responsible for manufacturing and supplying to UT, and UT is responsible for purchasing from the Company on a cost-plus basis. There have been various amendments to the UT License Agreement and the CSA since inception. The terms of the amendments and related accounting treatment are disclosed in the Company's Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023.

In December 2022, the Company and UT agreed to fund an additional $39.5 million to support capital and continuous improvement activities and $2.3 million in the development of alternative manufacturing processes. The Company determined that the capital and continuous improvements should be combined with the manufacturing services performance obligation and the alternative manufacturing processes should be combined with the Next-Gen R&D Services. The total revised anticipated cash flows of $722.3 million from the transaction was allocated to the three distinct performance obligations as follows (dollars in millions):

	Anticipated
	Cash Flow	Revenue Allocation	Recognition Method	Progress Measure	Revenue Recognition
Total anticipated cash flow(1)	$722.3
Distinct Performance Obligation
R&D Services and License		$—	Over time	Ratably	Aug 2021 - Oct 2021
Next-Gen R&D Services		$10.0	Over time	Input	% of completion of costs
Manufacturing Services and Product Sales(2)		$712.3	Point in time		Transfer of control

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

As of March 31, 2023, deferred revenue consisted of $46.5 million, of which $2.2 million was classified as current and $44.3 million was classified as long-term on the condensed consolidated balance sheet. As of December 31, 2022, deferred revenue consisted of $37.9 million, of which $1.6 million was classified as current and $36.3 million was classified as long-term on the condensed consolidated balance sheet.

Thirona Collaboration Agreement — In June 2021, the Company and Thirona entered into a collaboration agreement to evaluate the therapeutic potential of Thirona’s compound for the treatment of pulmonary fibrosis. If initial studies are promising, the Company can exercise certain rights to seek a full license to the compound for clinical development and commercialization. The parties will perform their respective obligations and provide reasonable support for research, clinical development and regulatory strategy. The collaboration agreement was accounted for under ASC 808, Collaborative Agreements; however, no consideration was exchanged between the parties. The costs incurred by the Company were expensed as research and development in the condensed consolidated statements of operations. On February 28, 2023, the collaboration agreement was amended to extend the term through June 2024. In accordance with the amendment, the Company will fund a minimum of $1.1 million to be expended on a revised development plan prepared by Thirona.

Biomm Supply and Distribution Agreement — In May 2017, the Company and Biomm S.A. ("Biomm") entered into a supply and distribution agreement for the commercialization of Afrezza in Brazil. Under this agreement, Biomm was responsible for pursuing regulatory approvals of Afrezza in Brazil, including from the Agência Nacional de Vigilância Sanitária (“ANVISA”) and, with respect to pricing matters, from the Camara de Regulação de Mercado de Medicamentos (“CMED”), both of which were received. Biomm commenced product sales in January 2020. There were no shipments of product to Biomm in 2022 or the first quarter of 2023.

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

The nonrefundable licensing fee was recorded in deferred revenue and is being recognized in net revenue – collaborations over 15 years, representing the estimated period to satisfy the performance obligation. The additional milestone payments represent variable consideration for which the Company has not recognized any revenue because of the uncertainty of obtaining marketing approval. As of March 31, 2023, the deferred revenue balance was $1.5 million, of which $0.2 million is classified as current and $1.3 million is classified as long term in the condensed consolidated balance sheets.

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

The carrying amounts reported in the condensed consolidated financial statements for cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities (excluding the Milestone Rights liability) approximate their fair value due to their relatively short maturities. The fair value of the Senior convertible notes, MidCap credit facility, Mann Group convertible note, Milestone Rights liability and Financing liability are disclosed below.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (in thousands):

	March 31, 2023
		Fair Value
	Carrying Amount	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Senior convertible notes(1)	$225,761	$239,283
MidCap credit facility(2)	39,371	41,394
Mann Group convertible note(3)	8,829	16,354
Milestone rights(4)	4,838	12,700
Contingent milestone liability(4)	610	1,010
Financing liability(5)	104,067	103,221

_________________________

(1)
Fair value was determined by applying a discounted cash flow analysis to the straight note with a hypothetical yield of 11%, volatility of 74.3% and a Monte Carlo simulation for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $230.2 million and $249.0 million, respectively.
(2)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 12%. A change in yield of + or – 2% would result in a fair value of $40.3 million and $42.4 million, respectively.
(3)
The fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 13% and volatility of 73.6% to the straight note and a binomial option pricing model for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $16.0 million and $16.7 million, respectively.
(4)
Fair value was determined by applying a Monte Carlo simulation.
(5)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 10%.

	December 31, 2022
		Fair Value
	Carrying Value	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Senior convertible notes(1)	$225,761	$253,864
MidCap credit facility(2)	39,371	41,070
Mann Group convertible note(3)	8,829	20,836
Milestone rights(4)	4,838	12,600
Contingent milestone liability(4)	610	960
Financing liability(5)	104,077	103,239

_________________________

(1)
Fair value was determined by applying a discounted cash flow analysis to the straight note with a hypothetical yield of 13%, volatility of 75.8% and a Monte Carlo simulation for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $245.0 million and $263.4 million, respectively.

(2)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 12%. A change in yield of + or – 2% would result in a fair value of $40.0 million and $42.4 million, respectively.
(3)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 13% and volatility of 77.8% to the straight note and a binomial option pricing model for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $20.5 million and $21.2 million, respectively.
(4)
Fair value was determined by applying a Monte Carlo simulation.
(5)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 10%.

Milestone Rights Liability — The fair value measurement of the Milestone Rights liability is sensitive to the discount rate and the timing of achievement of milestones. The Company utilized Monte-Carlo Simulation Method to simulate the Afrezza net sales under a neutral framework to estimate the payment. The Company then discounted the future expected payments at cost of debt with a term equal to the simulated time to payout based on cumulative sales. See Note 9 – Borrowings.

Contingent milestone liability — The acquisition of V-Go in May 2022 resulted in a contingent milestone liability which could result in obligations to the seller if certain revenue thresholds are met. The initial fair value of the contingent milestone liability was recorded as an adjustment to the purchase price. Subsequent changes in the fair value are reported in selling, general and administrative expenses. See Note 3 – Acquisition.

Financing Liability — The Sale-Leaseback Transaction in November 2021 resulted in a financing liability. See Note 15 – Commitments and Contingencies.

12. Common and Preferred Stock

The Company is authorized to issue 400,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of March 31, 2023 and December 31, 2022, 264,278,760 and 263,793,305 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

In February 2018, the Company entered into a controlled equity offering sales agreement (the “CF Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million or such other amount as may be permitted by the Sales Agreement. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. For the three months ended March 31, 2023, the Company sold 269,383 shares of common stock at a weighted average purchase price of $4.45 per share for gross proceeds of approximately $1.2 million pursuant to the CF Sales Agreement. There were no sales under the CF Sales Agreement for the three months ended March 31, 2022.

For the three months ended March 31, 2022, the Company received $0.7 million from the market price stock purchase plan (“MPSPP”) for 252,176 shares. There were no MPSPP transactions during the three months ended March 31, 2023.

For shares of common stock issued pursuant to the Company's 2004 employee stock purchase plan ("ESPP"), see Note 14 – Stock-Based Compensation Expense.

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

The following tables summarize the components of the basic and diluted EPS computations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
EPS — basic and diluted:
Net loss (numerator)	$(9,795)	$(25,998)
Weighted average common shares (denominator)	263,969	251,887
Net loss per share	$(0.04)	$(0.10)

Common shares issuable represents incremental shares of common stock which consist of RSUs, options, warrants, and shares that could be issued upon conversion of the Senior convertible notes and the Mann Group convertible notes.

Potentially dilutive securities outstanding that are considered antidilutive are summarized as follows (in shares):

	Three Months Ended March 31,
	2023	2022
Senior convertible notes	44,120,463	44,120,463
RSUs and Market RSUs(1)	15,468,000	11,472,698
Common stock options and PNQs	8,943,899	10,335,424
Mann Group convertible notes	3,370,000	7,370,000
Employee stock purchase plan	—	85,633
Total shares	71,902,362	73,384,218

__________________________

(1)
Market RSUs issued in 2020, 2021 and 2022 are included at the share delivery of 300%, 0% and 210%, respectively, in accordance with a valuation assessment obtained as of March 31, 2023.

14. Stock-Based Compensation Expense

During the three months ended March 31, 2023, the Company granted 179,905 RSUs which had a weighted average grant date fair value of $4.16 per share, of which 91,900 RSUs had a cliff vesting period of three years, 42,000 RSUs had a cliff vesting period of two years, and 46,005 RSUs had a vesting period of 25% annually over four years.

As of March 31, 2023, there was $0.4 million of unrecognized stock-based compensation expense related to options and PNQs, which is expected to be recognized over a weighted average period of approximately 2.47 years, and $13.9 million and $8.5 million of unrecognized stock-based compensation expense related to RSUs and Market RSUs, respectively, which is expected to be recognized over a weighted average period of approximately 2.30 and 1.08 years, respectively.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations as cost of goods sold, cost of revenue – collaborations and services, research and development and selling, general and administrative expense was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
RSUs and options	$3,478	$2,644
Employee stock purchase plan	177	162
Total	$3,655	$2,806

Employee Stock Purchase Plan

The Company provides all employees, including executive officers, the ability to purchase common stock at a discount under the Company’s 2004 the ESPP. The ESPP is designed to comply with Section 423 of the Internal Revenue Code and provides all employees with the opportunity to purchase up to $25,000 worth of common stock (based on the undiscounted fair market value at the commencement of the offering period) each year at a purchase price that is the lower of 85% of the fair market value of the common stock on either the date of purchase or the commencement of the offering period. An employee may not purchase more than 5,000 shares of common stock on any purchase date. The executives’ rights under the ESPP are identical to those of all other employees.

There were approximately 0.4 million shares of common stock available for issuance under the ESPP as of March 31, 2023.

15. Commitments and Contingencies

Guarantees and Indemnifications — In the ordinary course of its business, the Company makes certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal and therefore has not recorded any liability for these indemnities in the condensed consolidated balance sheets. The Company accrues for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount can be reasonably estimated. No such losses have been recorded to date.

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of March 31, 2023, the Company believes that the final disposition of such matters will not have a material adverse effect on the results of operations, financial position, or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

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

As of March 31, 2023, the related financing liability was $104.0 million, which was recognized in the condensed consolidated balance sheet and of which $94.4 million was long-term and $9.6 million was current. As of December 31, 2022, the related financing liability was $104.1 million, of which $94.5 million was long-term and $9.6 million was current.

Financing liability information was as follows:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term (in years)	18.6	18.8
Weighted average discount rate	9.0%	9.0%

	Three Months Ended March 31,
	2023	2022
Interest expense on financing liability	$2,424	$2,371

The Company's remaining financing liability payments were as follows (in thousands):

March 31, 2023
2023	$7,340
2024	10,018
2025	10,269
2026	10,533
2027	10,849
Thereafter	188,453
Total	237,462
Interest payments	(130,563)
Debt issuance costs	(2,832)
Total financing liability	$104,067

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

In May 2021, the Company and Amphastar amended the Insulin Supply Agreement to extend the term and restructure the annual purchase commitments. The Company's remaining purchase commitments were as follows (€ in millions):

March 31, 2023
2023	6.8
2024	14.6
2025	15.5
2026	19.4
2027	9.2

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

Vehicle Leases – During the second quarter of 2018, the Company entered into a master lease agreement with Enterprise Fleet Management Inc. The monthly payment inclusive of maintenance fees, insurance and taxes is approximately $0.1 million. The lease expense is included in selling expenses in the condensed consolidated statements of operations.

Office Leases — In May 2017, the Company executed an office lease with Russell Ranch Road II LLC for the Company’s corporate offices in Westlake Village, California. The office lease commenced in August 2017. In November 2017, the Company executed an office lease with Russell Ranch Road II LLC to expand the office space for the Company’s corporate offices in Westlake Village, California which was renewed in April 2022. Pursuant to the renewal, the monthly payments of $79,543 began in February 2023, subject to 3% annual increases, plus the estimated cost of maintaining the property and common areas by the landlord, and further subject to a six-month base rent concession beginning February 2023. The Company is also entitled to a one-time allowance up to $0.9 million as reimbursement for tenant improvements or the purchase of furniture, fixtures or equipment. Of the $0.9 million allowance, an amount up to $0.7 million may be applied as an additional base rent concession. The Company has no further right to extend the lease term beyond July 31, 2028.

In May 2022, the Company assumed certain leased real property (the “Marlborough Lease”) in connection with the V-Go acquisition. The Marlborough Lease pertains to certain premises in a building located in Marlborough, Massachusetts. The monthly payments of $28,895 began in June 2022, subject to approximately 3% annual increases through February 28, 2026.

The Company also acquired rights to a manufacturing service agreement where V-Go is manufactured using Company-owned equipment located at the manufacturing facility. The Company determined that this arrangement results in an embedded lease which granted the Company exclusive use of space within the manufacturing facility. The Company assessed the embedded lease cost to be $14,370 per month through February 28, 2026.

Lease information was as follows (in thousands):

	March 31, 2023	December 31, 2022
Operating lease right-of-use assets(1)	$5,648	$6,714

Operating lease liability-current(2)	$851	$1,304
Operating lease liability-long-term	4,879	5,343
Total	$5,730	$6,647

Weighted average remaining lease term (in years)	4.4	4.6
Weighted average discount rate	7.3%	7.3%

_________________________

(1)
Operating right-of-use assets related to vehicles, offices and the manufacturing facility are included in other assets in the condensed consolidated balance sheets.
(2)
Operating lease liability – current are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$422	$288
Variable lease costs	36	86
Cash paid	323	442

The Company's future minimum office and vehicle lease payments were as follows (in thousands):

March 31, 2023
2023	$662
2024	1,496
2025	1,861
2026	1,140
2027	1,072
Thereafter	643
Total	6,874
Interest expense	(1,144)
Total operating lease liability	$5,730

16. Income Taxes

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded, in accordance with the applicable accounting standards, that net deferred tax assets should be fully reserved.

The Company has assessed its position with regards to uncertainty in tax positions and has not recognized a liability for unrecognized tax benefits. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2023, the Company did not recognize any interest or penalties. The Company’s tax years since 2018 remain subject to examination by tax authorities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report that are not strictly historical in nature are “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. The preceding interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related notes for the year ended December 31, 2022 and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

As of March 31, 2023, we had an accumulated deficit of $3.2 billion and a stockholders’ deficit of $255.4 million. We had net loss of $9.8 million and $26.0 million for the three months ended March 31, 2023 and 2022, respectively. To date, we have funded our operations primarily through the sale of our equity and convertible debt securities, from the receipt of upfront and milestone payments from collaborations, from borrowings, from sales of Afrezza and V-Go, from royalties and manufacturing revenue from UT as well as from proceeds of the sale-leaseback of our manufacturing facility in Danbury, CT.

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

RESULTS OF OPERATIONS

Trends and Uncertainties

Our collaborative agreement with UT entitles us to receive low double-digit royalties on net sales of Tyvaso DPI. Our royalty revenue continues to increase, which reflects the upward trend in demand for Tyvaso DPI in the marketplace.

We continue to maintain an elevated level of safety stock of certain raw materials due to concerns that supply chain interruptions may interfere with the manufacture of Afrezza, V-Go and Tyvaso DPI.

Manufacturing risks may adversely affect our ability to manufacture our products and could reduce our gross margin or impact our collaboration with UT.

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

Three months ended March 31, 2023 and 2022

Revenues

The following table provides a comparison of the revenue categories for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net revenue – commercial product sales:
Gross revenue from product sales	$30,417	$16,036	$14,381	90%
Less: Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	12,855	6,210	$6,645	107%
Net revenue – commercial product sales	$17,562	$9,826	$7,736	79%
Gross-to-net revenue adjustment percentage	42%	39%
Revenue – collaborations and services	11,386	2,166	$9,220	426%
Royalties – collaborations	11,678	-	$11,678	*
Total revenues	$40,626	$11,992	$28,634	239%

_________________________

* Not meaningful

Afrezza — Gross revenue from sales of Afrezza increased by $3.9 million, or 24% for the three months ended March 31, 2023 compared to the same period in the prior year. The increase reflects a combination of higher product demand, higher price (including a more favorable gross-to-net adjustment), and a favorable cartridge mix. The gross-to-net adjustment was 38% of gross revenue, or $7.5 million, for the three months ended March 31, 2023, compared to 39% of gross revenue or $6.2 million, for the three months ended March 31, 2022. The decrease in the gross-to-net percentage was primarily driven by a decrease in wholesaler distribution fees (as a percentage of gross sales) due to an increased mix of specialty pharmacy sales. As a result, net revenue from sales of Afrezza increased by $2.6 million, or 26%, for the three months ended March 31, 2023 compared to the same period in the prior year.

V-Go — The acquisition of V-Go in May 2022 resulted in an increase in gross revenue from commercial product sales of $10.5 million and net revenue of $5.1 million for the three months ended March 31, 2023. The gross-to-net adjustment of 51% of gross revenue was mainly attributable to commercial and government rebates and product distribution fees.

Collaborations and Services — Net revenue from collaborations and services increased by $9.2 million, or 426%, for the three months ended March 31, 2023 compared to the same period in the prior year. The increase in collaborations and services revenue was primarily attributable to the commercial supply agreement with UT (the “CSA”). Revenue associated with the CSA was deferred until we began manufacturing and subsequently selling Tyvaso DPI in June 2022. During the three months ended March 31, 2023, we recognized $11.2 million of revenue under the CSA and $11.7 million of royalty revenue. See Note 10 – Collaboration, Licensing and Other Arrangements.

Commercial product gross profit

The following table provides a comparison of the commercial product gross profit categories for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Commercial product gross profit:
Net revenue – commercial product sales	$17,562	$9,826	$7,736	79%
Less: Cost of goods sold	5,530	2,284	3,246	142%
Commercial product gross profit:	$12,032	$7,542	4,490	60%
Gross margin	69%	77%

Commercial product gross profit increased by $4.5 million, or 60%, for the three months ended March 31, 2023, compared to the same period in the prior year. Gross margin for the three months ended March 31, 2023 was 69% compared to 77% for the same period in the prior year. The increase in gross profit was primarily attributable to an increase in Afrezza sales as well as a related decrease in cost of goods sold due to an increase in manufacturing activities, resulting in more costs being capitalized into inventory, and a decrease in costs associated with commercial product sales. The acquisition of V-Go in May 2022 resulted in an increase in commercial product sales and related cost of goods sold for the three months ended March 31, 2023. The decrease in gross margin primarily related to the addition of V-Go in the second quarter of 2022, which had a lower gross margin than Afrezza for the three months ended March 31, 2023.

Expenses

The following table provides a comparison of the expense categories for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Expenses:
Cost of goods sold	$5,530	$2,284	$3,246	142%
Cost of revenue – collaborations and services	10,683	8,714	$1,969	23%
Research and development	5,605	3,536	$2,069	59%
Selling	13,310	12,728	$582	5%
General and administrative	10,542	7,969	$2,573	32%
Loss (gain) on foreign currency transaction	954	(1,983)	$(2,937)	*
Total expenses	$46,624	$33,248	$13,376	40%

_________________________

* Not meaningful

Cost of revenue – collaborations and services increased by $2.0 million, or 23%, for the three months ended March 31, 2023 compared to the same period in the prior year. The increase was attributable to an increase in manufacturing activities for the sale of Tyvaso DPI product to UT which began in the second quarter of 2022.

Research and development expenses increased by $2.1 million, or 59%, for the three months ended March 31, 2023 compared to the same period in the prior year. The increase was primarily attributable to development activities for MNKD-101 (inhaled clofazimine) and the Afrezza pediatrics clinical study (INHALE-1).

Selling expenses increased by $0.6 million, or 5%, for the three months ended March 31, 2023, compared to the same period in the prior year. The increase was primarily attributable to V-Go promotional efforts and increased headcount after the acquisition in the second quarter of 2022 and an increase in Afrezza promotional activities, partially offset by the termination of an Afrezza pilot promotional effort targeting primary care physicians, which ended in the third quarter of 2022.

General and administrative expenses increased by $2.6 million, or 32%, for the three months ended March 31, 2023, compared to the same period in the prior year. This increase was primarily attributable to higher stock-based compensation, increased headcount and higher professional fees.

Under the Insulin Supply Agreement with Amphastar, payment obligations are denominated in Euros. We are required to record the non-cash foreign currency transaction impact of the U.S. dollar to Euro exchange rate associated with the recognized gain or loss on purchase commitments. The foreign currency transaction loss was $1.0 million for the three months ended March 31, 2023 compared to a gain of $2.0 million for the same period in the prior year.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Interest income	$1,302	$377	$925	245%
Interest expense on financing liability	(2,424)	(2,371)	$53	2%
Interest expense on notes	(2,786)	(2,748)	$38	1%
Other income	111	—	$111	*
Total other expense	$(3,797)	$(4,742)	$(945)	(20%)

_________________________

* Not meaningful

Interest income, consisting of interest on investments net of amortization, increased by $0.9 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to higher yields on our marketable securities and money market funds.

Interest expense on financing liability was $2.4 million for the three months ended March 31, 2023 and remained consistent with the same period in the prior year. See Note 15 – Commitments and Contingencies.

Interest expense on notes was $2.8 million for the three months ended March 31, 2023 and remained consistent with the same period in the prior year. See Note 9 – Borrowings.

Other income for the three months ended March 31, 2023 consisted primarily of a gain associated with a foreign currency hedging transaction which was entered into to mitigate our exposure to the foreign currency exchange risk associated with our Insulin Supply Agreement.

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

As of March 31, 2023, we had $71.2 million in insulin purchase commitments and $278.8 million principal amount of outstanding debt, consisting of:

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
•
$40.0 million principal amount under the MidCap credit facility, bearing interest at an annual rate equal to one-month Secured Overnight Financing Rate (“SOFR”) plus 6.25% (capped at a total of 8.25%), subject to a one-month SOFR floor of

1.00%. Interest is payable monthly in arrears. Principal is payable in equal monthly installments beginning in September 2023 through maturity in August 2025.
•
$8.8 million principal amount of indebtedness under the Mann Group convertible note bearing interest at a fixed rate of 2.50% per annum compounded quarterly and maturing in December 2025, which is convertible into shares of our common stock at the option of Mann Group at a conversion price of $2.50 per share. Interest is payable quarterly in arrears in-kind or in shares at our option.

To date, we have been able to timely make our required interest payments, but we cannot guarantee that we will be able to do so in the future. If we fail to repay, repurchase or redeem our outstanding notes when required, we will be in default under the applicable instrument for such indebtedness and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether.

In July 2013, we issued certain milestone rights ("Milestone Rights") pursuant to the Milestone Rights Agreement to the Original Milestone Purchasers. The Milestone Rights were subsequently assigned the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $60.0 million of which remain payable upon achievement of such milestones as of March 31, 2023. A $5.0 million milestone payment was made in the third quarter of 2022. See Note 15 – Commitments and Contingencies and Note 9 – Borrowings for further information related to the Milestone Rights.

During the three months ended March 31, 2023, we generated $1.2 million of cash from our operating activities, which consisted of $45.6 million of revenue, partially offset by $17.1 million of selling, general and administrative expenses, $19.4 million of cost of goods sold, $7.3 million of costs for research and development and $3.7 million of cash paid for interest.

During the three months ended March 31, 2022, we used $18.2 million of cash for our operating activities, which primarily consisted of $16.3 million of selling, general and administrative expenses, $9.0 million of cost of goods sold, $5.1 million of costs for research and development and $3.6 million of cash paid for interest, partially offset by $15.7 million of revenue.

Cash provided by investing activities of $13.8 million for the three months ended March 31, 2023 was primarily due to $22.1 million of proceeds from debt securities partially offset by $8.3 million for the purchase of property and equipment.

Cash used in investing activities of $39.5 million for the three months ended March 31, 2022 was primarily due to the purchase of $56.0 million of debt securities, $5.0 million purchase of available-for-sale securities, and $5.1 million purchase of property and equipment, partially offset by the maturity of $26.5 million of debt securities.

Cash provided by financing activities of $1.2 million for the three months ended March 31, 2023 was primarily due to proceeds from at-the-market offerings.

Cash provided by financing activities of $0.8 million for the three months ended March 31, 2022 was primarily due to proceeds from the market price stock purchase plan of $0.7 million.

Future Liquidity Needs

We are not currently profitable and have rarely generated positive net cash flow from operations. In addition, we expect to continue to incur expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for our products and development costs for other product candidates in our pipeline. We believe we will be able to meet our liquidity needs based on our cash, cash equivalents and investments on hand, sales of Afrezza and V-Go, royalties and manufacturing revenue from the production and sale of Tyvaso DPI. As of March 31, 2023, we had capital resources comprised of $85.9 million in cash and cash equivalents, $80.3 million in short-term investments and $0.5 million in long-term investments, and total principal amount of outstanding borrowings of $278.8 million.

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

All other debt has fixed interest rates, so the interest expense associated with such debt is not exposed to changes in market interest rates. Specifically, the interest rate on the amount borrowed under the Mann Group convertible note is fixed at 2.50% and the interest rate under the Senior convertible notes is fixed at 2.50%. See Note 9 – Borrowings for information about the principal amount of outstanding debt.

If a hypothetical 10% change in the one-month SOFR interest rates on March 31, 2023 were to have occurred, this change would not have had a material effect on our interest payment obligation.

Foreign Currency Exchange Risk

In January 2023, we entered into a 90-day foreign currency hedging transaction to mitigate our exposure to foreign currency exchange risks associated with our insulin purchase obligation under the Insulin Supply Agreement. The hedging transaction hedges against short-term currency fluctuations for the remaining current year purchase obligation under the Insulin Supply Agreement of €4.4 million. We realized a $0.1 million gain during the three months ended March 31, 2023. This amount is recorded in other income and expense.

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement with Amphastar. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro. For the three months ended March 31, 2023, we realized a $1.0 million currency loss, which was included in loss on foreign currency transaction in the accompanying condensed consolidated statements of operations.

Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on March 31, 2023 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax loss of approximately $7.1 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and our Chief Financial Officer have concluded, as of such date, that our disclosure controls and procedures were effective.

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

Risk Factors

RISKS RELATED TO OUR BUSINESS

The products that we or our collaboration partner are commercializing may only achieve a limited degree of commercial success.*

Successful commercialization of therapeutic products is subject to many risks, including some that are outside our control. There are numerous examples of failures to fully exploit the market potential of therapeutic products, including by biopharmaceutical and device companies with more experience and resources than us. The products, including products that we commercialize ourselves and any products that we may develop or acquire in the future, and the product that is commercialized by our collaboration partner and future products that may be commercialized by a collaboration partner, may not gain market acceptance among physicians, patients, third-party payers and the healthcare community. The degree of market acceptance of our or a collaboration partner’s products depends on many factors, including the following:

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

In order to increase adoption and sales of our products, we need to continue to develop our commercial organization, including maintaining and growing a highly experienced and skilled workforce with qualified sales representatives.*

In order to successfully commercialize our products in the United States, we have built a sales force that promotes Afrezza and V-Go to endocrinologists and selected primary care physicians. In order to successfully commercialize any approved products, we must continue to build our sales, marketing, distribution, managerial and other non-technical capabilities. The market for skilled commercial personnel is highly competitive, and we may not be able to hire all of the personnel we need on a timely basis or retain them for a sufficient period. Factors that may hinder our ability to successfully market and commercially distribute our products include:

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

Manufacturing risks may adversely affect our ability to manufacture our products and Tyvaso DPI, which and could reduce our gross margin and profitability.*

We use our Danbury, Connecticut facility to formulate both the Afrezza and Tyvaso DPI inhalation powders, fill plastic cartridges with the powders, and package the cartridges into secondary packaging. We also assemble the inhalers from their individual molded parts. These semi-finished goods are then assembled into the final kits for commercial sale by a contract packager.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up production to commercial batch sizes. These problems include difficulties with production costs, capacity utilization and yields. We may experience shortages of qualified personnel, which could impact our ability to meet manufacturing requirements. There is also a need to comply with strictly enforced federal, state and foreign regulations, including inspections. Our facility is inspected on a regular basis by the FDA. If the FDA makes any major observations during future inspections, the corrective actions required could be onerous and time-consuming.

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

If third-party payers do not cover our approved products, such products might not be prescribed, used or purchased, which would adversely affect our revenues.*

In the United States and elsewhere, sales of prescription pharmaceuticals depend in large part on the availability of coverage and adequate reimbursement to the consumer from third-party payers, such as government health administration authorities and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services. The market for our approved products depends significantly on access to third-party payers’ formularies, which are the lists of medications and devices for which third-party payers provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical and device companies. Also, third-party payers may refuse to include a particular branded product in their formularies or otherwise restrict patient access to a branded product when a less costly generic equivalent or other alternative is available. Even if favorable coverage and reimbursement status is attained for our products, less favorable coverage policies and reimbursement rates may be implemented in the future. In addition, because each third-party payer individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming and costly process. We may be required to provide scientific and clinical support for the use of any product to each third-party payer separately with no assurance that approval would be obtained. This process could delay the market acceptance of any product and could have a negative effect on our future revenues and operating results. Even if we succeed in bringing more products to market, we cannot be certain that any such products would be considered cost-effective or that coverage and adequate reimbursement to the consumer would be available. Patients will be unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payers to contain or reduce the costs of healthcare through various means. In the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the Inflation Reduction Act, or IRA, which was signed into law in August 2022, limits insulin copays to $35 per month for Medicare Part D beneficiaries starting in 2023. In certain foreign markets the pricing of prescription pharmaceuticals is subject to direct governmental control. The European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.

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

We have a history of operating losses. We expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

We are not currently profitable and have rarely generated positive net cash flow from operations. As of March 31, 2023, we had an accumulated deficit of $3.2 billion. The accumulated deficit has resulted principally from costs incurred in our research and development programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue commercializing our products and to advance development of product candidates in our pipeline. In addition, under our Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin through 2027. As of March 31, 2023, there was approximately $71.2 million remaining in aggregate purchase commitments under this agreement. We may not have the necessary capital resources to service this contractual commitment.

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

We may not be able to generate sufficient cash to service all of our indebtedness and commitments.*

As of March 31, 2023, we had $71.2 million in insulin purchase commitments and $278.8 million principal amount of outstanding debt, consisting of:

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
•
$40.0 million principal amount under the MidCap credit facility, bearing interest at an annual rate equal to one-month Secured Overnight Financing Rate (“SOFR”) plus 6.25% (capped at a total of 8.25%), subject to a one-month SOFR floor of 1.00%. Interest is payable monthly in arrears. Principal is payable in equal monthly installments beginning in September 2023 through maturity in August 2025.
•
$8.8 million principal amount of indebtedness under a $35.0 million note that we issued to The Mann Group LLC (“Mann Group”) in August 2019 that is convertible into shares of our common stock at the option of Mann Group at a conversion price of $2.50 per share (the “Mann Group convertible note”), bearing interest at a fixed rate of 2.50% per annum compounded quarterly and maturing in December 2025. Interest is payable quarterly in arrears in-kind or in shares at our option.

Our ability to make scheduled payments on our purchase commitments and debt obligations will depend on our financial and operating performance, which is subject to the commercial success of our products, the extent to which we are able to successfully develop and commercialize additional products, prevailing economic and competitive conditions, and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If we fail to pay interest on, or repay, our outstanding term loan under the MidCap credit facility or borrowings under the Senior convertible notes or the Mann Group convertible note when required, we will be in default under the instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. If our cash flows and capital resources are insufficient to fund our obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness and lease obligations. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled obligations or that these actions would be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations when due. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether.

In addition, the MidCap credit facility requires us, and any debt arrangements we may enter into in the future may require us, to comply with various covenants that limit our ability to, among other things:

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

We may not realize the benefit of our recent acquisition of V-Go or any future acquisition or strategic transaction; we may be unable to successfully integrate new products or businesses we may acquire.*

We periodically evaluate and pursue acquisition of therapeutic products. We completed the acquisition of V-Go in May 2022 and it remains to be seen whether the acquisition will further our business strategy as anticipated or generate significant revenues. Moreover, the integration of any acquired business, product or other assets into our company may be complex and time-consuming and, if such businesses, products or assets are not successfully integrated, we may not achieve the anticipated benefits, cost-savings or growth opportunities. Potential difficulties that may be encountered in the integration process include the following:

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), the Coronavirus Aid, Relief, and Economic Security Act and the IRA enacted many significant changes to the U.S. tax laws. Further guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense.

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

Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s federal and California net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. As a result of the Company's initial public offering, an ownership change within the meaning of Section 382 occurred in August 2004. As a result, federal net operating loss and credit carryforwards of approximately $105.8 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year can be utilized in future years in addition to the Section 382 limitation for those years. We have completed a Section 382 analysis beginning from the date of our initial public offering through December 31, 2022, to determine whether additional limitations may be placed on the net operating loss carryforwards and other tax attributes, and no additional changes in ownership that met Section 382 study ownership change threshold has been identified through December 31, 2022. There is a risk that changes in ownership may occur in tax years after December 31, 2022. If a change in ownership were to occur, our net operating loss carryforwards and other tax attributes could be further limited or restricted. If limited, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to the Company’s operations in the U.S. will not impact the Company’s effective tax rate.

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

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standards or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. For example, like many companies, we use SolarWinds to help manage our information technology systems. A cyberattack on SolarWinds was discovered in December 2020 and widely exploited by threat actors. Upon learning of this vulnerability, we applied the software patch provided by SolarWinds and remediated the incident. The incident did not appear to have any negative impact on our operations or the sensitive information we may process. In addition, a ransomware attack on Ultimate Kronos Group’s (“UKG”) Kronos Private Cloud service was discovered in December 2021. At the time, we used UKG Pro, a product offered through UKG that is not in the Kronos Private Cloud, for human capital management. UKG is not aware of an impact on UKG Pro and the incident did not appear to have any negative impact on our operations or the sensitive information we may process. Thus, despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.*

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. In addition, on May 1, 2023, the FDIC seized First Republic Bank and sold its assets to JPMorgan Chase & Co. While the U.S. Department of Treasury, FDIC and Federal Reserve Board have implemented a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program, there is no guarantee that such programs will be sufficient. Additionally, it is uncertain whether the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

While we have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations as a result of the matters relating to SVB, Signature Bank, Silvergate Capital Corp and First Republic Bank, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners or industry as a whole may be adversely impacted in ways that we cannot predict at this time.

Although we assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could also include factors involving financial markets or the financial services industry generally. The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets; or termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.*

We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the United States that we believe are of high quality. Cash held in these accounts often exceed the FDIC insurance limits. If such banking institutions were to fail, we could lose all or a portion of amounts held in excess of such insurance limitations. As noted above, the FDIC recently took control of SVB, Signature Bank, Silvergate Capital Corp and First Republic Bank. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the United States, we could be subject to additional reimbursement requirements, fines, sanctions and exposure under other laws which could have a material adverse effect on our business, results of operations and financial condition.*

We participate in the Medicaid Drug Rebate Program, as administered by CMS, and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payers in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. For example, in March 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s AMP, for single source and innovator multiple source drugs, beginning January 1, 2024. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition.

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

Future sales of shares of our common stock in the public market, or the perception that such sales may occur, may depress our stock price and adversely impact the market price of our common stock and other securities.*

We may need to raise substantial additional capital in the future to fund our operations. If we raise additional funds by issuing equity securities or additional convertible debt, the market price of our common stock and other securities may decline. Similarly, if our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock and other securities could decrease. The perception in the public market that we or our existing stockholders might sell shares of common stock could also depress the market price of our common stock and the market price of our other securities.

Likewise, the issuance of additional shares of our common stock upon the exchange or conversion of the Mann Group convertible note, or the Senior convertible notes, could adversely affect the market price of our common stock and other securities. Moreover, the existence of these notes may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

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

GENERAL RISK FACTORS

Unstable market, economic and geopolitical conditions may have serious adverse consequences on our business, financial condition and stock price.*

The global credit and financial markets have experienced extreme volatility and disruptions in the past. These disruptions can result in severely diminished liquidity and credit availability, increase in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, actual or anticipated bank failures, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of corporate and government bonds could also be adversely impacted. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2023, we elected to pay quarterly interest under the Mann Group convertible note of approximately $0.1 million by issuing the Mann Group 10,491 shares of common stock. See Note 9 – Borrowings.

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

10.1

Offer Letter, dated March 21, 2023, by and between MannKind Corporation and Lauren M. Sabella (incorporated by reference to Exhibit 10.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on March 27, 2023).

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

Dated: May 9, 2023	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ STEVEN B. BINDER
Steven B. Binder
Chief Financial Officer (Principal Financial and Accounting Officer)