Form 10-Q
period 2023-06-30
MANNKIND CORP
filed 2023-08-07
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, there were 268,355,182 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2023

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands except per share data)
Revenues:
Net revenue – commercial product sales	$18,345	$12,722	$35,907	$22,548
Revenue – collaborations and services	11,211	5,868	22,597	8,034
Royalties – collaborations	19,055	304	30,733	304
Total revenues	48,611	18,894	89,237	30,886
Expenses:
Cost of goods sold	5,224	4,617	10,754	6,901
Cost of revenue – collaborations and services	9,013	8,298	19,696	17,012
Research and development	6,453	4,893	12,058	8,429
Selling	14,002	15,868	27,312	28,596
General and administrative	11,947	10,175	22,489	18,144
Loss (gain) on foreign currency transaction	251	(4,503)	1,205	(6,486)
Total expenses	46,890	39,348	93,514	72,596
Income (loss) from operations	1,721	(20,454)	(4,277)	(41,710)
Other income (expense):
Interest income, net	1,547	516	2,849	893
Interest expense on financing liability	(2,449)	(2,443)	(4,873)	(4,814)
Interest expense	(6,873)	(6,642)	(9,659)	(9,390)
Gain on available-for-sale securities	932	—	932	—
Other expense	(143)	—	(32)	—
Total other expense	(6,986)	(8,569)	(10,783)	(13,311)
Loss before income tax expense	(5,265)	(29,023)	(15,060)	(55,021)
Benefit from income taxes	—	—	—	—
Net loss	$(5,265)	$(29,023)	$(15,060)	$(55,021)
Net loss per share – basic and diluted	$(0.02)	$(0.11)	$(0.06)	$(0.22)
Weighted average shares used to compute net loss per share – basic and diluted	265,626	253,644	264,802	252,775

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net loss	$(5,265)	$(29,023)	$(15,060)	$(55,021)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	443	(130)	443	(1,206)
Comprehensive loss	$(4,822)	$(29,153)	$(14,617)	$(56,227)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
	(In thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$86,184	$69,767
Short-term investments	58,163	101,079
Accounts receivable, net	27,789	16,801
Inventory	25,290	21,772
Prepaid expenses and other current assets	32,807	25,477
Total current assets	230,233	234,896
Property and equipment, net	69,510	45,126
Goodwill	1,931	2,428
Other intangible asset	1,113	1,153
Long-term investments	2,282	1,961
Other assets	8,353	9,718
Total assets	$313,422	$295,282

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$17,127	$11,052
Accrued expenses and other current liabilities	36,833	35,553
Financing liability – current	9,686	9,565
Midcap credit facility – current	16,667	—
Deferred revenue – current	3,489	1,733
Recognized loss on purchase commitments – current	13,164	9,393
Total current liabilities	96,966	67,296
Mann Group convertible note	8,829	8,829
Accrued interest – Mann Group convertible note	55	55
Financing liability – long term	94,395	94,512
Midcap credit facility – long term	22,811	39,264
Senior convertible notes	226,124	225,397
Recognized loss on purchase commitments – long term	56,063	62,916
Operating lease liability	4,646	5,343
Deferred revenue – long term	60,248	37,684
Milestone liabilities	3,772	4,524
Total liabilities	573,909	545,820
Commitments and contingencies (Note 15)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value – 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value – 800,000,000 and 400,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively, and 268,235,145 and 263,793,305 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,682	2,638
Additional paid-in capital	2,968,917	2,964,293
Accumulated other comprehensive income	443	—
Accumulated deficit	(3,232,529)	(3,217,469)
Total stockholders' deficit	(260,487)	(250,538)
Total liabilities and stockholders' deficit	$313,422	$295,282

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2022	251,478	$2,515	$2,918,205	$—	$(3,130,069)	$(209,349)
Net issuance of common stock associated with stock options and restricted stock units	450	4	125	—	—	129
Issuance of common stock under the employee stock purchase plan	233	2	738	—	—	740
Stock-based compensation expense	—	—	2,806	—	—	2,806
Issuance of common stock from market price stock purchase plan	252	3	681	—	—	684
Cumulative loss on available-for-sale securities	—	—	—	(1,076)	—	(1,076)
Net loss	—	—	—	—	(25,998)	(25,998)
BALANCE, MARCH 31, 2022	252,413	$2,524	$2,922,555	$(1,076)	$(3,156,067)	$(232,064)
Issuance of common stock pursuant to conversion of Mann Group convertible note	3,838	39	9,557	—	—	9,596
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	193	2	518	—	—	520
Net issuance of common stock associated with stock options and restricted stock units	833	8	(385)	—	—	(377)
Stock-based compensation expense	—	—	4,422	—	—	4,422
Cumulative loss on available-for-sale securities	—	—	—	(130)	—	(130)
Net loss	—	—	—	—	(29,023)	(29,023)
BALANCE, JUNE 30, 2022	257,277	$2,573	$2,936,667	$(1,206)	$(3,185,090)	$(247,056)

	Common Stock		Additional	Accumulated Other	Accumulated
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2023	263,793	$2,638	$2,964,293	$—	$(3,217,469)	$(250,538)
Issuance of common stock associated with at-the-market placement	269	3	1,196	—	—	1,199
Issuance costs associated with at-the-market placement	—	—	(24)	—	—	(24)
Net issuance of common stock associated with stock options and restricted stock units	206	2	50	—	—	52
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	11	—	55	—	—	55
Stock-based compensation expense	—	—	3,655	—	—	3,655
Net loss	—	—	—	—	(9,795)	(9,795)
BALANCE, MARCH 31, 2023	264,279	$2,643	$2,969,225	$—	$(3,227,264)	$(255,396)
Issuance of common stock associated at-the-market placement	362	4	1,579	—	—	1,583
Issuance costs associated with at-the-market placement	—	—	(17)	—	—	(17)
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	13	—	54	—	—	54
Net issuance of common stock associated with stock options and restricted stock units	3,279	32	(8,576)	—	—	(8,544)
Issuance of common stock under Employee Stock Purchase Plan	266	3	920	—	—	923
Stock-based compensation expense	—	—	5,580	—	—	5,580
Issuance of common stock from market price stock purchase plan	36	—	152	—	—	152
Cumulative gain on available-for-sale securities	—	—	—	443	—	443
Net loss	—	—	—	—	(5,265)	(5,265)
BALANCE, JUNE 30, 2023	268,235	$2,682	$2,968,917	$443	$(3,232,529)	$(260,487)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,060)	$(55,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,235	7,228
Interest expense on financing liability	4,873	4,814
Write-off of inventory	3,359	451
Depreciation and amortization	2,173	1,326
Loss (gain) on foreign currency transaction	1,205	(6,486)
Amortization of debt discount and issuance costs	941	940
Amortization of right-of-use assets	657	2,331
Interest expense on Mann Group convertible note	109	202
Gain on available-for-sale securities	(932)	—
Other, net	(245)	469
Interest on milestone right	—	3,912
Changes in operating assets and liabilities:
Accounts receivable, net	(10,988)	(10,036)
Inventory	(6,877)	(2,720)
Prepaid expenses and other current assets	(5,231)	(235)
Other assets	(20)	(441)
Accounts payable	6,075	867
Accrued expenses and other current liabilities	(4,403)	(134)
Deferred revenue	24,320	11,059
Recognized loss on purchase commitments	(4,286)	(2,928)
Operating lease liabilities	(1,153)	(2,441)
Deposits from customer	—	(3,387)
Net cash provided by (used in) operating activities	3,752	(50,230)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of debt securities	69,083	53,307
Purchase of held-to-maturity debt securities	(26,447)	(68,470)
Purchase of property and equipment	(25,180)	(2,222)
Acquisition of V-Go	—	(15,099)
Purchase of available-for-sale securities	—	(5,000)
Net cash provided by (used in) investing activities	17,456	(37,484)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from at-the-market-offering	2,782	—
Issuance costs associated with at-the-market offering	(41)	—
Proceeds from market price stock purchase plan and employee stock purchase plan	1,075	684
Payments for taxes related to net issuance of common stock associated with restricted stock units and stock options	(8,492)	(248)
Payment on financing liability	(115)	(1,399)
Net cash used in financing activities	(4,791)	(963)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,417	(88,677)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,767	124,184
CASH AND CASH EQUIVALENTS, END OF PERIOD	$86,184	$35,507

	Six Months Ended June 30,
	2023	2022
	(In thousands)
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash	$4,259	$4,341
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of Midcap credit facility from long-term to current	16,667	—
Reclassification of investments from long-term to current	2,623	52,236
Non-cash construction in progress, property and equipment	1,858	916
Right-of-use asset modification	728	3,794
Goodwill adjustment for a net reduction in liabilities	497	—
Payments on debt and interest through common stock issuance	109	10,116
Issuance of common stock under employee stock purchase plan	—	740
Addition of right-of-use-asset	—	1,812
UT owned property and equipment	—	1,563
Contingent milestone liability	—	610

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2023 may not be indicative of the results that may be expected for the full year.

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

Business — MannKind is a biopharmaceutical company focused on the development and commercialization of innovative therapeutic products and devices to address serious unmet medical needs for those living with endocrine and orphan lung diseases. The Company’s signature technologies, Technosphere dry-powder formulations and Dreamboat inhalation devices, offer rapid and convenient delivery of medicines to the deep lung where they can exert an effect locally or enter the systemic circulation. The Company is currently commercializing Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, and the V-Go wearable insulin delivery device, which provides continuous subcutaneous infusion of insulin in adults that require insulin. The first product to come out of the orphan lung disease pipeline, Tyvaso DPI (treprostinil) inhalation powder, received approval from the U.S. Food and Drug Administration (“FDA”) in May 2022 for the treatment of pulmonary arterial hypertension (PAH) and for the treatment of pulmonary hypertension associated with interstitial lung disease (PH-ILD). The Company's development and marketing partner, United Therapeutics ("UT") began commercializing Tyvaso DPI in June 2022 and is obligated to pay the Company a royalty on net sales of the product. The Company also receives a margin on supplies of Tyvaso DPI that it manufactures for UT.

Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with GAAP.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Reclassifications — Certain prior year reported amounts have been reclassified to conform with the current year presentation. Changes were made to the condensed consolidated statements of cash flows to present the amortization of debt discount and issuance costs separately and to disclose net investment accretion under other, net. In addition, changes were made to the condensed consolidated statements of operations to present selling expenses separately from general and administrative expenses.

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

To determine revenue recognition for arrangements that are within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract under ASC 606, including when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.

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

The Company’s net revenue and cost of revenue and goods sold as shown on the condensed consolidated statement of operations is comprised of revenue generated from product sales, services and royalties as shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue:
Product sales (1)	$29,278	$17,417	$58,004	$28,427
Services (2)	278	1,173	500	2,155
Royalties (3)	19,055	304	30,733	304
Total net revenue	$48,611	$18,894	$89,237	$30,886

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
(3)
Amounts represent royalties on UT’s net sales of Tyvaso DPI.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold and cost of revenue:
Product sales	$13,995	$12,481	$30,023	$22,967
Services	242	434	427	946
Total cost of goods sold and cost of revenue	$14,237	$12,915	$30,450	$23,913

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

Cost of Revenues – Collaborations and Services — Cost of revenues for collaborations and services includes material, labor costs, manufacturing overhead, and excess capacity costs. These costs, in addition to the write-offs of inventory, are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. Cost of revenues for collaborations and services also includes the cost of product development.

Research and Development ("R&D") — Clinical trial expenses result from obligations under contracts with vendors, consultants and clinical site agreements in addition to internal costs associated with conducting clinical trials. R&D costs are expensed as incurred. Clinical study and certain research costs are recognized over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. Nonrefundable advance payments for services to be received in the future for use in R&D activities are recorded as prepaid assets and expensed in the period when the services are performed.

Cash and Cash Equivalents — The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of June 30, 2023 and December 31, 2022, cash equivalents were comprised of money market funds, corporate bonds and commercial paper with original maturities less than 90 days from the date of purchase.

Held-to-Maturity Investments — The Company’s investments generally consist of commercial paper, corporate notes or bonds and U.S. Treasury securities. As of June 30, 2023 and December 31, 2022, the Company held short-term and long-term investments of debt securities, including commercial paper and bonds. The Company assesses whether it has any intention to sell the investment before maturity, whether any declines in fair value are the result of credit losses, as well as whether there were other-than-temporary impairments associated with the available for sale investment. The Company intends to hold its investments until maturity; therefore, these investments are stated at amortized cost. The investments with maturities less than 12 months are included in short-term investments and investments with maturities in excess of twelve months are included in long-term investments in the condensed consolidated balance sheets. The amortization or accretion of the Company’s investments is recognized as interest income in the condensed consolidated statements of operations.

Available-for-Sale Investment — In June 2021, the Company purchased a $3.0 million convertible promissory note (the “Thirona convertible note”) issued by Thirona Bio, Inc. (“Thirona”). In January 2022, the Company purchased an additional $5.0 million convertible promissory note issued by Thirona. Unless earlier converted into conversion shares pursuant to the note purchase agreement, the principal and accrued interest shall be due and payable by Thirona on demand by the Company at any time after the maturity date. The Thirona convertible notes were amended in February 2023, which extended the maturity date from December 31, 2022 to June 30, 2024. The Thirona convertible notes are general unsecured obligations of Thirona and accrue interest at a rate of 6% per annum. The Thirona convertible notes are classified as available-for-sale securities and are included in prepaid expenses and other current assets in the condensed consolidated balance sheets. The Company assesses whether it has any intention to sell the investment, determines fair value of its available-for-sale investments using level 3 inputs as well as assesses whether there were other-than-temporary impairments associated with the available-for-sale investment. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. In June 2021, the Company and Thirona also entered into a collaboration agreement to develop a compound for the treatment of fibrotic lung diseases. See Note 10 – Collaboration, Licensing and Other Arrangements.

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

Pre-Launch Inventory — An improvement to the manufacturing process for the Company’s primary excipient, fumaryl diketopiperazine (“FDKP”) was demonstrated to be viable and management expects to realize an economic benefit in the future as a result of such process improvement. Accordingly, the Company is required to assess whether to capitalize inventory costs related to such excipient prior to regulatory approval of the new supplier and the improved manufacturing process. In doing so, management must consider a number of factors in order to determine the amount of inventory to be capitalized, including the historical experience of achieving regulatory approvals for the Company’s manufacturing process, feedback from regulatory agencies on the changes being effected and the amount of inventory that is likely to be used in commercial production. The shelf life of the excipient will be determined as part of the regulatory approval process; in the interim, the Company must assess the available stability data to determine whether there is likely to be adequate shelf life to support anticipated future sales occurring beyond the expected approval date of the new raw material. If management is aware of any specific material risks or contingencies other than the normal regulatory review and approval process, or if the criteria for capitalizing inventory produced prior to regulatory approval are otherwise not met, the Company would not capitalize such inventory costs, choosing instead to recognize such costs as R&D expense in the period incurred.

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

Acquisitions — The Company first determines whether a set of assets acquired constitute a business and should be accounted for as a business combination. If the assets acquired do not constitute a business, the Company accounts for the transaction as an asset acquisition. Business combinations are accounted for by means of the acquisition method of accounting. Under the acquisition method, assets acquired, including in-process R&D (“IPR&D”) projects, and liabilities assumed are recorded at their respective fair values as of the acquisition date in the Company’s condensed consolidated financial statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with a business combination (including the assumption of an acquiree’s liability arising from an acquisition it consummated prior to the Company’s acquisition) are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies have been resolved. The resulting changes in fair values are recorded in earnings. In contrast, asset acquisitions are accounted for by using a cost accumulation and allocation model. Under this model, the cost of the acquisition is allocated to the assets acquired and liabilities assumed. IPR&D projects with no alternative future use are recorded in R&D expense upon acquisition, and contingent consideration obligations incurred in connection with an asset acquisition are recorded when it is probable that they will occur and they can be reasonably estimated. See Note 2 – Acquisition.

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

Milestone Rights Liability — In July 2013, in conjunction with the execution of a (now repaid) loan agreement with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”), the Company entered into a Milestone Rights Purchase Agreement (the “Milestone Rights Agreement”) pursuant to which the Company issued certain milestone rights to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (the “Original Milestone Purchasers”). The foregoing milestone rights provided the Original Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and Afrezza sales milestones, $60.0 million of which remains payable as of June 30, 2023 upon achievement of such milestones (collectively, the “Milestone Rights”). In December 2021, the Milestone Rights were purchased by Barings Global Special Situations Credit Fund 4 (Delaware), L.P. and Barings Global Special Situations Credit 4 (LUX) S.ar.l. (together the “Milestone Purchasers”). As a result, the Milestone Purchasers have assumed the obligations of the Original Milestone Purchasers and are now entitled to all rights under the Milestone Rights Agreement. The Milestone Rights liability is reported at fair value at the date of the agreement which is periodically offset against payments. See Note 11 – Fair Value of Financial Instruments.

The initial fair value estimate of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones and discounted to present value using a selected market discount rate. The expected timing and probability of achieving the milestones was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. The Milestone Rights liability will be remeasured as the specified milestone events are achieved. Specifically, as each milestone event is achieved, the portion of the initially recorded Milestone Rights liability that pertains to the milestone event being achieved will be remeasured to the amount of the specified related milestone payment. The resulting change in the balance of the Milestone Rights liability due to remeasurement will be recorded in the Company’s condensed consolidated statements of operations as interest expense. Furthermore, the Milestone Rights liability will be reduced upon the settlement of each milestone payment. As a result, each milestone payment would be effectively allocated between a reduction of the recorded Milestone Rights liability and an expense representing a return on a portion of the Milestone Rights liability paid to the investor for the achievement of the related milestone event. As of June 30, 2023, a $5.0 million milestone rights payment was included in accrued expenses and other current liabilities in our condensed consolidated balance sheets, which will be paid in the third quarter of 2023. (See Note 8 – Accrued Expenses and Other Current Liabilities and Note 9 – Borrowings.)

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

Under the terms of the agreement with Zealand, the Company paid up-front consideration of $15.3 million for certain assets and assumed liabilities related to V-Go. In addition, the Company will be obligated to make one-time sales-based milestone payments to Zealand totaling up to a maximum of $10.0 million upon the achievement of specified annual revenue milestones between $40 million and $100 million.

The total purchase consideration for V-Go was as follows (in thousands):

Fair value of consideration:	Amount
Cash consideration	$15,341
Fair value of contingent consideration(1)	610
Total	$15,951

____________________________

(1)
Subsequent changes in the fair value are reported in general and administrative expenses. As of June 30, 2023, the fair value of the contingent milestone liability was $0.6 million. The fair value of the contingent milestone liability as of December 31, 2022 was consistent with the fair value on the acquisition date.

The fair value of the contingent milestone liability was estimated using the Monte Carlo simulation method for the calculation of the potential payment and the Geometric Brownian Motion forecasting model to estimate the underlying revenue. Market based inputs and other level 3 inputs were used to forecast future revenue. The key inputs used included a risk-free rate of 3.92%, dividend yield of 0%, volatility of 43%, period of 15 years and credit risk of 17%.

The transaction was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed to be recognized at their respective fair values as of the acquisition date. The excess of the purchase price over those fair values was recorded as goodwill, which will be amortized over a period of 15 years for tax purposes. The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates to reflect the risk inherent in the future cash flows. In May 2023, the Company finalized the fair value for assets acquired and liabilities assumed for V-Go.

Inventory of $11.2 million consisted of raw materials, semi-finished goods and finished goods. The fair value of the inventory was determined based on the estimated selling price to be generated from the finished goods, less costs to sell, including a reasonable margin, which are level 3 inputs not observable in the market. Property and equipment and assumed liabilities were recorded at their carrying amounts which were deemed to approximate their fair values based on level 3 unobservable inputs. The fair values of the right-of-use assets and lease liabilities for assumed operating leases were assessed in accordance with ASC 842, Leases, based on discounted cash flow from lease payments, utilizing the Company’s incremental borrowing rate of 7.25%.

The fair value of the intangible asset was determined by applying the income approach based on significant level 3 unobservable inputs. The income approach estimates fair value based on the present value of cash flow that the assets could be expected to generate in the future. The Company developed internal estimates for expected cash flows in the present value calculation using inputs and significant assumptions that include historical revenues and earnings, long-term growth rate, discount rate, contributory asset charges and future tax rates, among others.

The information below reflects the amounts of identifiable assets acquired and liabilities assumed as of May 31, 2023 (in thousands):

Amount
Assets:
Inventory(1)	$11,152
Property and equipment	2,921
Goodwill(1)	1,931
Intangible asset - Developed technology	1,200
Operating lease right-of-use assets	1,812
Total assets	19,016
Liabilities:
Liabilities assumed(1)	1,253
Operating lease liability	1,812
Total liabilities	3,065
Net assets acquired	$15,951

___________________________

(1)
Through May 2023, goodwill related to the acquisition of V-Go was adjusted for a reduction in rebate-related liabilities partially offset by a reserve for inventory obsolescence.

There were no acquisition-related costs incurred during the three and six months ended June 30, 2023.

Supplemental Pro Forma Information (unaudited)

For the three and six months ended June 30, 2023, net revenue for V-Go was $4.8 million and $10.0 million, respectively, and loss from operations was $0.5 million and $1.5 million, respectively. For each of the three and six month periods ended June 30, 2022, net revenue and loss from operations for V-Go was $2.1 million and $0.3 million, respectively.

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition had occurred on January 1, 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$48,611	$24,992	$89,237	$43,082
Net loss	(5,265)	(28,763)	(15,060)	(54,505)
Net loss per share - basic and diluted	(0.02)	(0.11)	(0.06)	(0.22)

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

Available-for-Sale Investment — The Thirona convertible notes are classified as available-for-sale securities and are included in prepaid expenses and other current assets in the condensed consolidated balance sheets. Available-for-sale investments are subsequently measured at fair value with realized gains and losses reported in other income (expense) in the condensed consolidated statements of operations. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized. The Company determines fair value of its available-for-sale investments using level 3 inputs. The Company evaluates the fair value of its investment in Thirona by applying a Monte Carlo simulation model. For the three and six months ended June 30, 2023, the Company recognized $0.1 million and $0.2 million, respectively, of interest income on investment and $0.1 million and $0.2 million of interest income on investment, respectively, for the three and six months ended June 30, 2022. As of June 30, 2023 and December 31, 2022, the fair value of the Company's investment in Thirona was $8.4 million and $7.1 million, respectively. For the three and six months ended June 30, 2023, the Company recognized a gain of $0.9 million on its investment in Thirona as a result of the recovery of a temporary impairment, as well as an unrealized holding gain of $0.4 million.

Held-to-Maturity Investments — Investments consist of highly liquid investments that are intended to facilitate liquidity and capital preservation. The amortization or accretion of the Company’s investments is recognized as interest income in the condensed consolidated statements of operations. For the three and six months ended June 30, 2023, the Company recognized $1.0 million and $2.2 million, respectively, of interest income on investments and $0.4 million, for each respective period, of amortization on certain investments. For the three and six months ended June 30, 2022, the Company recognized $0.5 million and $0.9 million, respectively, of interest income on investments, and $0.2 million and $0.5 million, respectively, of amortization on certain investments. No allowance for credit losses on held-to-maturity securities was required as of June 30, 2023.

The contractual maturities of the Company’s held to maturity investments are summarized below (in thousands):

	June 30, 2023		December 31, 2022
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due in one year or less(1)	$133,088	$132,864	$152,862	$156,976
Due after one year through five years	2,282	2,258	1,961	1,948
Total	$135,370	$135,122	$154,823	$158,924

___________________________

(1)
The investments due in one year or less include cash equivalents of $74.9 million as of June 30, 2023 and $51.8 million as of December 31, 2022.

The fair value of the cash equivalents, long-term and short-term investments are disclosed below (dollars in thousands).

	June 30, 2023
	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains (Losses)	Estimated Fair Value
Commercial bonds and paper	Level 2	$46,369	$(108)	$46,261
Money market funds	Level 1	73,479	6	73,485
U.S. Treasuries	Level 2	15,522	(146)	15,376
Total cash equivalents and investments		135,370	(248)	135,122
Less: cash equivalents		74,925	—	74,925
Total Investments		$60,445	$(248)	$60,197

	December 31, 2022
	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains (Losses)	Estimated Fair Value
Commercial bonds and paper	Level 2	$66,762	$(594)	$66,168
Money market funds	Level 1	51,783	—	51,783
U.S. Treasuries	Level 2	36,278	(587)	35,691
Total cash equivalents and investments		154,823	(1,181)	153,642
Less: cash equivalents		51,783	—	51,783
Total Investments		$103,040	$(1,181)	$101,859

As of June 30, 2023, there was $0.2 million of amounts receivable included in our condensed consolidated balance sheets as prepaid expenses and other current assets, which consisted of a de minimis amount of accrued interest receivable and $0.2 million of amount receivable on matured investment. As of December 31, 2022, there was $0.6 million of accrued interest receivable and $5.1 million of amount receivable on matured investment.

4. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable – commercial
Accounts receivable, gross	$20,078	$19,359
Wholesaler distribution fees and prompt pay discounts	(3,319)	(2,536)
Reserve for returns	(4,316)	(4,108)
Total accounts receivable – commercial, net	12,443	12,715
Accounts receivable – collaborations and services	15,346	4,086
Total accounts receivable, net	$27,789	$16,801

As of June 30, 2023 and December 31, 2022, the allowance for doubtful accounts for commercial accounts receivable was de minimis. The Company had three wholesale distributors representing approximately 78% of commercial accounts receivable as of June 30, 2023 and approximately 71% of gross sales for each of the three and six months ended June 30, 2023. As of December 31, 2022, the Company had three wholesale distributors representing approximately 79% of commercial accounts receivables.

As of June 30, 2023 and December 31, 2022, there was no allowance for credit losses for accounts receivable for collaborations and services. The Company had one collaboration partner, UT, that comprised 100% of the collaboration and services net accounts receivable as of June 30, 2023 and December 31, 2022 and approximately 100% of gross revenue from collaborations and services for the three and six months ended June 30, 2023.

5. Inventories

Inventories consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$5,859	$5,739
Work-in-process	10,698	13,815
Finished goods	8,733	2,218
Total inventory	$25,290	$21,772

Work-in-process and finished goods as of June 30, 2023 and December 31, 2022 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off and the projected loss on the purchase commitment contract to purchase future insulin was accrued as of the end of 2016. Raw materials inventory included $0.8 million of pre-launch inventory as of June 30, 2023 and December 31, 2022, which consisted of FDKP received in November 2019. The Company expects to request approval from the FDA for the new source of FDKP in 2024.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand as of June 30, 2023 and December 31, 2022. Inventory that was forecasted to become obsolete due to expiration as well as inventory that does not meet acceptable standards is recorded in costs of goods sold in the condensed consolidated statements of operations. As a result of this assessment, there was an inventory write-off of $1.0 million and $3.4 million for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, there was an inventory write-off of $0.5 million as a result of this assessment.

6. Property and Equipment

Property and equipment consists of the following (dollars in thousands):

	Estimated Useful
	Life (Years)	June 30, 2023	December 31, 2022
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	43,527	38,952
Machinery and equipment	3-15	58,905	58,542
Furniture, fixtures and office equipment	5-10	2,976	2,976
Computer equipment and software	3	8,646	8,246
Construction in progress	—	37,412	16,706
Total property and equipment		169,730	143,686
Less accumulated depreciation		(100,220)	(98,560)
Total property and equipment, net		$69,510	$45,126

Depreciation expense related to property and equipment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation Expense	$1,095	$727	$2,133	$1,326

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

7. Goodwill and Other Intangible Asset

Goodwill — Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $1.9 million and $2.4 million as of June 30, 2023 and December 31, 2022, respectively, as a result of the Company's acquisition of V-Go in May 2022. Through May 2023, goodwill related to the acquisition of V-Go was adjusted for a reduction in rebate-related liabilities partially offset by a reserve for inventory obsolescence. Goodwill is tested at least annually for impairment by assessing qualitative factors in determining whether it is more likely than not that the fair value of net assets is below their carrying amounts. See Note 1 – Description of Business and Significant Accounting Policies.

Other Intangible Asset — Other intangible asset consisted of the following (dollars in thousands):

	Estimated	June 30, 2023			December 31, 2022
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology	15	$1,200	$(87)	$1,113	$1,200	$(47)	$1,153

Amortization expense related to the other intangible asset was de minimis for the six months ended June 30, 2023.

The estimated annual amortization expense for the other intangible asset for the years ended December 31, 2023 through 2027 will be approximately $0.1 million per year and $0.6 million, thereafter.

The Company evaluates its other intangible asset for potential impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. See Note 1 – Description of Business and Significant Accounting Policies.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2023	December 31, 2022
Salary and related expenses	$12,140	$14,906
Discounts and allowances for commercial product sales	10,153	8,504
Accrued interest(1)	6,267	2,201
Current portion of milestone rights liability(2)	1,676	924
Deferred lease liability	944	1,304
Professional fees	818	1,136
Returns reserve for acquired product	633	1,013
Danbury facility buildout	93	846
Other	4,109	4,719
Accrued expenses and other current liabilities	$36,833	$35,553

_________________________

(1)
As of June 30, 2023, accrued interest includes $4.1 million related to a milestone payment of $5.0 million to be paid in the third quarter of 2023.
(2)
As of June 30, 2023, the current portion of milestone rights liability includes $0.9 million to be paid in the third quarter of 2023 and $0.8 million reclassed from long-term to short-term milestone right liability.

9. Borrowings

Carrying amount of the Company's borrowings consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Senior convertible notes	$226,124	$225,397
MidCap credit facility	39,478	39,264
Mann Group convertible note	8,829	8,829
Total debt – net carrying amount	$274,431	$273,490

The following table provides a summary of the Company’s principal balance of debt and key terms:

	Amount Due		Terms
	June 30, 2023	December 31, 2022	Annual Interest Rate		Maturity Date		Conversion Price
Senior convertible notes	$230.0 million	$230.0 million	2.50%		March 2026		$5.21 per share
MidCap credit facility(1)	$40.0 million	$40.0 million	one-month SOFR (1% floor) plus 6.25%; cap of 8.25%	(1)	August 2025	(1)	N/A
Mann Group convertible note	$8.8 million	$8.8 million	2.50%		December 2025		$2.50 per share

_________________________

(1)
In August 2022, the Company amended the MidCap credit facility and transitioned the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”).

The maturities of the Company’s borrowings as of June 30, 2023 are as follows (in thousands):

Amounts
2023	$6,667
2024	20,000
2025	22,163
2026	230,000
Total principal payments	278,830
Unamortized discount	(521)
Debt issuance costs	(3,878)
Total debt	$274,431

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

The Company’s net proceeds from the March 2021 offering were approximately $222.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. As of June 30, 2023, the unamortized debt issuance cost was $3.9 million.

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

The prepayment penalty of $1.0 million related to the payment of $10.0 million was capitalized and will be amortized over the remaining life of the debt. As of June 30, 2023, the unamortized debt discount was $0.2 million and the unamortized prepayment penalty was $0.4 million.

In August 2022, the Company entered into the tenth amendment to the MidCap credit facility to change the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”).

Tranche 1 and Tranche 2 accrue interest at an annual rate equal to the lesser of (i) 8.25% and (ii) the one-month SOFR (subject to a one-month SOFR floor of 1.00%) plus 6.25%. Interest on each term loan advance is due and payable monthly in arrears. Principal on each term loan advance under Tranche 1 and Tranche 2 are payable in 24 equal monthly installments beginning September 1, 2023, until paid in full on August 1, 2025. The Company has the option to prepay its existing term loans, in whole or in part, subject to early termination fees in an amount equal to 1.00% of principal prepaid.

The Company’s obligations under the MidCap credit facility are secured by a security interest on substantially all of its assets, including intellectual property.

The MidCap credit facility, as amended, contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The Company must also comply with a financial covenant relating to trailing twelve month minimum Afrezza net revenue, tested on a monthly basis, unless the Company has $90.0 million or more of unrestricted cash and short-term investments. As of June 30, 2023, the Company was in compliance with the financial covenant.

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

During the six months ended June 30, 2023, the Company paid interest on the Mann Group convertible note by issuing 23,683 shares of common stock. During the six months ended June 30, 2022, Mann Group converted $10.0 million of principal and capitalized interest into 4,000,000 shares of common stock. In addition, the Company paid quarterly interest by issuing the Mann Group 31,541 shares of common stock.

Amortization of the premium and accretion of debt issuance costs related to all borrowings were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of debt discount	$108	$106	$214	$212
Amortization of debt issuance cost	363	363	727	726

Milestone Rights — As of June 30, 2023 and December 31, 2022, the remaining Milestone Rights liability balance was $4.8 million, which was based on initial fair value estimates calculated using the income approach and reduced by milestone achievement payments made. As of June 30, 2023 and December 31, 2022, the Milestone Rights liability consisted of $1.7 million of current liability which was presented as accrued expenses and other current liabilities, and $3.2 million of long-term liability which was presented as milestone liabilities in our condensed consolidated balance sheets.

The Milestone Rights Agreement includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to Afrezza. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to Afrezza in violation of the terms of such agreement.

10. Collaboration, Licensing and Other Arrangements

Revenue from collaborations and services were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
UT CSA Agreement (1)	$10,933	$4,695	$22,097	$5,879
UT License Agreement (2)	242	698	427	1,556
Cipla License and Distribution Agreement	36	36	73	73
Vertice Pharma Co-Promotion Agreement	—	325	—	325
Other	—	114	—	201
Total revenue from collaborations and services	$11,211	$5,868	$22,597	$8,034

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

Total revenue from UT was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
UT Revenue
UT CSA Agreement	$10,933	$4,695	$22,097	$5,879
UT License Agreement	242	698	427	1,556
Royalties — Collaborations (1)	19,055	304	30,733	304
Total revenue from UT	$30,230	$5,697	$53,257	$7,739

_________________________

(1)
Amount consists of royalties associated with the UT License Agreement. The contract assets related to the royalties is included in prepaid expense and other current assets in the condensed consolidated balance sheets.

In October 2018, the Company and UT entered into the UT License Agreement for the collaboration and development of Tyvaso DPI. Pursuant to this agreement, the Company also receives low double-digit royalties on net sales of Tyvaso DPI as well as a manufacturing margin on commercial supplies of the product. In August 2021, the Company and UT entered into the CSA, pursuant to which the Company is responsible for manufacturing and supplying to UT, and UT is responsible for purchasing from the Company on a cost-plus basis. There have been various amendments to the UT License Agreement and the CSA since inception. The terms of the amendments and related accounting treatment are disclosed in the Company's Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023.

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

As of June 30, 2023, deferred revenue consisted of $62.3 million, of which $3.3 million was classified as current and $59.0 million was classified as long-term on the condensed consolidated balance sheet. As of December 31, 2022, deferred revenue consisted of $37.9 million, of which $1.6 million was classified as current and $36.3 million was classified as long-term on the condensed consolidated balance sheet.

Thirona Collaboration Agreement — In June 2021, the Company and Thirona entered into a collaboration agreement to evaluate the therapeutic potential of Thirona’s compound for the treatment of pulmonary fibrosis. If initial studies are promising, the Company can exercise certain rights to seek a full license to the compound for clinical development and commercialization. The parties will perform their respective obligations and provide reasonable support for research, clinical development and regulatory strategy. The collaboration agreement was accounted for under ASC 808, Collaborative Agreements; however, no consideration was exchanged between the parties. The costs incurred by the Company were expensed as R&D in the condensed consolidated statements of operations. On February 28, 2023, the collaboration agreement was amended to extend the term through June 2024. In accordance with the amendment, the Company will fund a minimum of $1.1 million to be expended on a revised development plan prepared by Thirona.

Biomm Supply and Distribution Agreement — In May 2017, the Company and Biomm S.A. ("Biomm") entered into a supply and distribution agreement for the commercialization of Afrezza in Brazil. Under this agreement, Biomm was responsible for pursuing regulatory approvals of Afrezza in Brazil, including from the Agência Nacional de Vigilância Sanitária (“ANVISA”) and, with respect to pricing matters, from the Camara de Regulação de Mercado de Medicamentos (“CMED”), both of which were received. Biomm commenced product sales in January 2020. There were no shipments of product to Biomm in 2022 or the first six months of 2023.

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

The nonrefundable licensing fee was recorded in deferred revenue and is being recognized in net revenue – collaborations over 15 years, representing the estimated period to satisfy the performance obligation. The additional milestone payments represent variable consideration for which the Company has not recognized any revenue because of the uncertainty of obtaining marketing approval. As of June 30, 2023, the deferred revenue balance was $1.4 million, of which $0.1 million is classified as current and $1.3 million is classified as long term in the condensed consolidated balance sheets.

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

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (in thousands):

	June 30, 2023
		Fair Value
	Carrying Amount	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Senior convertible notes(1)	$226,124	$241,904
MidCap credit facility(2)	39,478	41,721
Mann Group convertible note(3)	8,829	16,316
Milestone rights(4)	4,838	11,800
Contingent milestone liability(4)	610	610
Financing liability(5)	104,081	103,229

_________________________

(1)
Fair value was determined by applying a discounted cash flow analysis to the straight note with a hypothetical yield of 11%, volatility of 72.9% and a Monte Carlo simulation for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $233.4 million and $250.9 million, respectively.
(2)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 12%. A change in yield of + or – 2% would result in a fair value of $40.9 million and $42.6 million, respectively.
(3)
The fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 13% and volatility of 72.3% to the straight note and a binomial option pricing model for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $16.0 million and $16.6 million, respectively.
(4)
Fair value was determined by applying a Monte Carlo simulation.
(5)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 10%.

	December 31, 2022
		Fair Value
	Carrying Value	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Senior convertible notes(1)	$225,397	$253,864
MidCap credit facility(2)	39,264	41,070
Mann Group convertible note(3)	8,829	20,836
Milestone rights(4)	4,838	12,600
Contingent milestone liability(4)	610	960
Financing liability(5)	104,077	103,239

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

Contingent milestone liability — The acquisition of V-Go in May 2022 resulted in a contingent milestone liability which could result in obligations to the seller if certain revenue thresholds are met. The initial fair value of the contingent milestone liability was recorded as an adjustment to the purchase price. Subsequent changes in the fair value are reported in general and administrative expenses. See Note 2 – Acquisition.

Financing Liability — The Sale-Leaseback Transaction in November 2021 resulted in a financing liability. See Note 15 – Commitments and Contingencies.

12. Common and Preferred Stock

In May 2023, the Company’s stockholders, upon recommendation of the Company’s board of directors approved an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 400,000,000 shares to 800,000,000 shares.

The Company is authorized to issue 800,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of June 30, 2023 and December 31, 2022, 268,235,145 and 263,793,305 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

In February 2018, the Company entered into a controlled equity offering sales agreement (the “CF Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million or such other amount as may be permitted by the Sales Agreement. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. For the six months ended June 30, 2023, the Company sold 631,383 shares of common stock at a weighted average purchase price of $4.40 per share for gross proceeds of approximately $2.8 million pursuant to the CF Sales Agreement. There were no sales under the CF Sales Agreement for the six months ended June 30, 2022.

During the six months ended June 30, 2023, the Company paid interest on the Mann Group convertible note by issuing 23,683 shares of common stock. During the six months ended June 30, 2022, Mann Group converted $10.0 million of principal and capitalized interest into 4,000,000 shares of common stock. In addition, the Company paid quarterly interest by issuing the Mann Group 31,541 shares of common stock.

For the six months ended June 30, 2023, the Company received $0.2 million from the market price stock purchase plan (“MPSPP”) for 36,004 shares. For the six months ended June 30, 2022, the Company received $0.7 million from the MPSPP for 252,176 shares.

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

The following tables summarize the components of the basic and diluted EPS computations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
EPS — basic and diluted:
Net loss (numerator)	$(5,265)	$(29,023)	$(15,060)	$(55,021)
Weighted average common shares (denominator)	265,626	253,644	264,802	252,775
Net loss per share	$(0.02)	$(0.11)	$(0.06)	$(0.22)

Common shares issuable represents incremental shares of common stock which consist of RSUs, options, warrants, and shares that could be issued upon conversion of the Senior convertible notes and the Mann Group convertible notes.

Potentially dilutive securities outstanding that are considered antidilutive are summarized as follows (in shares):

	Six Months Ended June 30,
	2023	2022
Senior convertible notes	44,120,463	44,120,463
RSUs and Market RSUs(1)	16,951,734	15,848,183
Common stock options and PNQs	8,688,625	9,766,028
Mann Group convertible notes	3,370,000	3,370,000
Employee stock purchase plan	—	235,794
Total shares	73,130,822	73,340,468

__________________________

(1)
Market RSUs issued in 2021, 2022, and 2023 are included at the share delivery of 0%, 162%, and 100%, respectively, in accordance with a valuation assessment obtained as of June 30, 2023.

14. Stock-Based Compensation Expense

In May 2023, the Company’s stockholders, upon recommendation of the Company’s board of directors, approved an amendment to the Company’s 2018 Equity Incentive Plan (the "2018 Plan") to increase the number of shares of common stock that may be issued under the 2018 Plan by 25,000,000 shares.

During the six months ended June 30, 2023, the Company granted the following awards (in shares):

	Three Months Ended March 31,		Three Months Ended June 30,		Six Months Ended June 30,
	2023		2023		2023
Employee awards:
RSUs	179,905	(1)	2,660,721	(2)	2,840,626
Market RSUs	—		1,445,000	(3)	1,445,000
Non-employee director RSUs	—		319,904	(4)	319,904
Total awards issued	179,905		4,425,625		4,605,530

_________________________

(1)
RSUs had a weighted average grant date fair value of $4.16 per share, of which 91,900 RSUs had a cliff vesting period of three years, 42,000 RSUs had a cliff vesting period of two years, and 46,005 RSUs had a vesting period of 25% annually over four years.
(2)
RSUs had a weighted average grant date fair value of $4.56 per share, of which 2,598,971 RSUs had a vesting period of 25% annually over four years, and 61,750 RSUs had a cliff vesting period of 3 years.
(3)
Market RSUs had a grant date fair value of $9.40 per share and will vest on July 15, 2026 provided the closing price of the Company’s common stock on June 30, 2026 is not less than the closing price on July 1, 2023. The number of shares delivered on the vesting date is determined by the percentile ranking of MannKind total shareholder return (TSR) over the period from July 1, 2023 until July 30, 2026 relative to the TSR of the Russell 3000 Pharmaceutical & Biotechnology Index over the same three-year period, as follows: less than 25th percentile=0% of target, 25th percentile=50% of target, 50th percentile=100% of target, 75th percentile=200% of target, 90th percentile or higher=300% maximum. Payout values will be interpolated between the percentile rankings above.
(4)
RSUs had a weighted average grant date fair value of $4.55 per share and vested immediately upon the grant date; however, the underlying shares of common stock will not be delivered until there is a separation of service such as resignation, retirement or death.

As of June 30, 2023, unrecognized stock-based compensation expense was $0.2 million related to options and PNQs which is expected to be recognized over a weighted average period of 2.93 years as well as $24.0 million and $20.9 million related to RSUs and Market RSUs, respectively, which is expected to be recognized over weighted average periods of approximately 2.73 and 2.07 years, respectively.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations as cost of goods sold, cost of revenue – collaborations and services, R&D, selling and general and administrative expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
RSUs and options	$5,404	$4,239	$8,882	$6,883
Employee stock purchase plan	176	183	353	345
Total	$5,580	$4,422	$9,235	$7,228

Employee Stock Purchase Plan

The Company provides all employees, including executive officers, the ability to purchase common stock at a discount under the Company’s 2004 the ESPP. The ESPP is designed to comply with Section 423 of the Internal Revenue Code and provides all employees with the opportunity to purchase up to $25,000 worth of common stock (based on the undiscounted fair market value at the commencement of the offering period) each year at a purchase price that is the lower of 85% of the fair market value of the common stock on either the date of purchase or the commencement of the offering period. An employee may not purchase more than 5,000 shares of common stock on any purchase date. The executives’ rights under the ESPP are the same as those of all other employees.

In May 2023, the Company’s stockholders, upon recommendation of the Company’s board of directors, approved an amendment to the Company’s ESPP to increase the number of shares of common stock authorized for issuance under the ESPP by an additional 3,000,000 shares.

There were approximately 3.1 million shares of common stock available for issuance under the ESPP as of June 30, 2023.
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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of June 30, 2023, the Company believes that the final disposition of such matters will not have a material adverse effect on the results of operations, financial position, or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

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

As of June 30, 2023, the related financing liability was $104.1 million, which was recognized in the condensed consolidated balance sheet and of which $94.4 million was long-term and $9.7 million was current. As of December 31, 2022, the related financing liability was $104.1 million, of which $94.5 million was long-term and $9.6 million was current.

Financing liability information was as follows:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (in years)	18.3	18.8
Weighted average discount rate	9.0%	9.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense on financing liability	$2,449	$2,443	$4,873	$4,814

The Company's remaining financing liability payments were as follows (in thousands):

June 30, 2023
2023	$4,906
2024	10,018
2025	10,269
2026	10,533
2027	10,849
Thereafter	188,453
Total	235,028
Interest payments	(128,166)
Debt issuance costs	(2,781)
Total financing liability	$104,081

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

June 30, 2023
2023	4.8
2024	14.6
2025	15.5
2026	19.4
2027	9.2

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

Vehicle Leases — During the second quarter of 2018, the Company entered into a master lease agreement with Enterprise Fleet Management Inc. The monthly payment inclusive of maintenance fees, insurance and taxes is approximately $0.1 million. The lease expense is included in selling expenses in the condensed consolidated statements of operations.

Office Leases — In May 2017, the Company executed an office lease with Russell Ranch Road II LLC for the Company’s corporate offices in Westlake Village, California, which was renewed in April 2022. Pursuant to the renewal, the monthly payments of $79,543 began in February 2023, subject to 3% annual increases, plus the estimated cost of maintaining the property and common areas by the landlord, and further subject to a six-month base rent concession beginning February 2023. The Company is also entitled to a one-time allowance up to $0.9 million as reimbursement for tenant improvements or the purchase of furniture, fixtures or equipment. Of the $0.9 million allowance, an amount up to $0.7 million may be applied as an additional base rent concession. The Company has no further right to extend the lease term beyond July 31, 2028.

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

Lease information was as follows (in thousands):

	June 30, 2023	December 31, 2022
Operating lease right-of-use assets(1)	$5,329	$6,714

Operating lease liability-current(2)	$944	$1,304
Operating lease liability-long-term	4,646	5,343
Total	$5,590	$6,647

Weighted average remaining lease term (in years)	4.1	4.6
Weighted average discount rate	7.3%	7.3%

_________________________

(1)
Operating right-of-use assets related to vehicles, offices and the manufacturing facility are included in other assets in the condensed consolidated balance sheets.
(2)
Operating lease liability – current are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs	$410	$341	$831	629
Variable lease costs	13	73	49	159
Cash paid	234	446	557	887

The Company's future minimum office and vehicle lease payments were as follows (in thousands):

June 30, 2023
2023	$441
2024	1,496
2025	1,861
2026	1,140
2027	1,072
Thereafter	643
Total	6,653
Interest expense	(1,063)
Total operating lease liability	$5,590

16. Income Taxes

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded, in accordance with the applicable accounting standards, that net deferred tax assets should be fully reserved.

The Company has assessed its position with regards to uncertainty in tax positions and has not recognized a liability for unrecognized tax benefits. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the six months ended June 30, 2023, the Company did not recognize any interest or penalties. The Company’s tax years since 2018 remain subject to examination by tax authorities.

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

As of June 30, 2023, we had an accumulated deficit of $3.2 billion and a stockholders’ deficit of $260.5 million. We had a net loss of $5.3 million and $15.1 million for the three and six months ended June 30, 2023, respectively. To date, we have funded our operations primarily through the sale of our equity and convertible debt securities, from the receipt of upfront and milestone payments from collaborations, from borrowings, from sales of Afrezza and V-Go, from royalties and manufacturing revenue from UT as well as from proceeds of the sale-leaseback of our manufacturing facility in Danbury, CT.

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

Our future success is dependent on our, and our current and future collaboration partners’, ability to effectively commercialize approved products. Our future success is also dependent on our pipeline of new products. There is a high rate of failure inherent in the R&D process for new drugs. As a result, there is a high risk that the funds we invest in research programs will not generate sufficient financial returns. Products may appear promising in development but fail to reach market within the expected or optimal timeframe, or at all.

Three and six months ended June 30, 2023 and 2022

Revenues

The following table provides a comparison of the revenue categories for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Net revenue – commercial product sales:
Gross revenue from product sales	$33,211	$21,384	$11,827	55%
Less: Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	14,866	8,662	$6,204	72%
Net revenue – commercial product sales	$18,345	$12,722	$5,623	44%
Gross-to-net revenue adjustment percentage	45%	41%
Revenue – collaborations and services	11,211	5,868	$5,343	91%
Royalties – collaborations	19,055	304	$18,751	*
Total revenues	$48,611	$18,894	$29,717	157%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Net revenue – commercial product sales:
Gross revenue from product sales	$63,628	$37,420	$26,208	70%
Less: Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	27,721	14,872	$12,849	86%
Net revenue – commercial product sales	$35,907	$22,548	$13,359	59%
Gross-to-net revenue adjustment percentage	44%	40%
Revenue – collaborations and services	22,597	8,034	$14,563	181%
Royalties – collaborations	30,733	304	$30,429	*
Total revenues	$89,237	$30,886	$58,351	189%

______________________

* Not meaningful

Afrezza — Gross revenue from sales of Afrezza increased by $4.9 million, or 29%, for the three months ended June 30, 2023 compared to the same period in the prior year. The increase mainly reflects a combination of higher product demand and higher price. The gross-to-net adjustment was 39% of gross revenue, or $8.7 million, for the three months ended June 30, 2023, compared to 38% of gross revenue or $6.6 million, for the same period in the prior year. The increase in the gross-to-net percentage was primarily driven by an increase in rebates (as a percentage of gross sales). As a result, net revenue from sales of Afrezza increased by $2.9 million, or 27%, for the three months ended June 30, 2023, compared to the same period in the prior year.

Gross revenue from sales of Afrezza increased by $8.8 million, or 26%, for the six months ended June 30, 2023 compared to the same period in the prior year. The increase primarily reflects a combination of higher product demand and higher price. The gross-to-net adjustment was 38% of gross revenue, or $16.2 million, for the six months ended June 30, 2023, compared to 39% of gross revenue, or $12.9 million, for the same period in the prior year. As a result, net revenue from sales of Afrezza increased by $5.5 million, or 27%, for the six months ended June 30, 2023, compared to the same period in the prior year.

V-Go — Gross revenue from sales of V-Go increased by $6.9 million, or 169%, and net revenue by $2.7 million, or 132%, for the three months ended June 30, 2023, compared to the same period in the prior year. V-Go was acquired in May 2022. The gross-to-net adjustment was 56% of gross revenue, or $6.2 million, for the three months ended June 30, 2023, compared to 49% of gross revenue, or $2.0 million, for the same period in the prior year. The increase in gross-to-net percentage was mainly attributable to rebates.

Gross revenue from sales of V-Go increased by $17.4 million, or 425%, and net revenue by $7.9 million, or 380%, for the six months ended June 30, 2023, compared to the same period in the prior year. V-Go was acquired in May 2022. The gross-to-net adjustment was 54% of gross revenue, or $11.5 million, for the six months ended June 30, 2023, compared to 49% of gross revenue, or $2.0 million, for the same period in the prior year. The increase in gross-to-net percentage was mainly attributable to commercial and government rebates and product distribution fees.

Collaborations and Services — Net revenue from collaborations and services increased by $5.3 million, or 91%, for the three months ended June 30, 2023, and $14.6 million, or 181%, for the six months ended June 30, 2023, compared to the same periods in the prior year. The increases in collaborations and services revenue were primarily attributable to revenues associated with the CSA with UT. Revenue associated with the CSA was deferred until we began commercial manufacturing and subsequently selling Tyvaso DPI in June 2022. During the three months ended June 30, 2023, we recognized $10.9 million of revenue under the CSA and $19.1 million of royalty revenue, compared with $4.7 million of revenue under the CSA and $0.3 million of royalty revenue for the same period in the prior year. During the six months ended June 30, 2023, we recognized $22.1 million of revenue under the CSA and $30.7 million of royalty revenue, compared with $5.9 million of revenue under the CSA and $0.3 million of royalty revenue for the same period in the prior year. See Note 10 – Collaboration, Licensing and Other Arrangements.

Commercial product gross profit

The following table provides a comparison of the commercial product gross profit categories for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Commercial product gross profit:
Net revenue – commercial product sales	$18,345	$12,722	$5,623	44%
Less: Cost of goods sold	5,224	4,617	$607	13%
Commercial product gross profit:	$13,121	$8,105	$5,016	62%
Gross margin	72%	64%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Commercial product gross profit:
Net revenue – commercial product sales	$35,907	$22,548	$13,359	59%
Less: Cost of goods sold	10,754	6,901	$3,853	56%
Commercial product gross profit:	$25,153	$15,647	$9,506	61%
Gross margin	70%	69%

Commercial product gross profit increased by $5.0 million, or 62%, for the three months ended June 30, 2023, and $9.5 million, or 61% for the six months ended June 30, 2023. The increase in gross profit was primarily attributable to an increase in Afrezza sales partially offset by an increase in cost of goods sold due to higher commercial product sales and lower cost absorption as a result of the costs absorbed by the full commercial production of Tyvaso DPI beginning in the second quarter of 2022. The acquisition of V-Go in May 2022 contributed to the increase in commercial product sales and related cost of goods sold for the three and six months ended June 30, 2023. As a result, gross margin was 72% for the three months ended June 30, 2023, compared to 64% for the same period in the prior year and 70% for the six months ended June 30, 2023, compared to 69% for the same period in the prior year.

Expenses

The following table provides a comparison of the expense categories for the three and six months ended June 30, 2023 (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Expenses:
Cost of goods sold	$5,224	$4,617	$607	13%
Cost of revenue – collaborations and services	9,013	8,298	$715	9%
Research and development	6,453	4,893	$1,560	32%
Selling	14,002	15,868	$(1,866)	(12%)
General and administrative	11,947	10,175	$1,772	17%
Loss (gain) on foreign currency transaction	251	(4,503)	$4,754	*
Total expenses	$46,890	$39,348	$7,542	19%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Expenses:
Cost of goods sold	$10,754	$6,901	$3,853	56%
Cost of revenue — collaborations and services	19,696	17,012	$2,684	16%
Research and development	12,058	8,429	$3,629	43%
Selling	27,312	28,596	$(1,284)	(4%)
General and administrative	22,489	18,144	$4,345	24%
Loss (gain) on foreign currency transaction	1,205	(6,486)	$7,691	*
Total expenses	$93,514	$72,596	$20,918	29%

_________________________

* Not meaningful

Cost of revenue – collaborations and services increased by $0.7 million, or 9%, for the three months ended June 30, 2023, and $2.7 million, or 16%, for the six months ended June 30, 2023, compared to the same periods in the prior year. The increases were attributable to an increase in manufacturing activities for the sale of Tyvaso DPI product to UT which began in the second quarter of 2022.

R&D expenses increased by $1.6 million, or 32%, for the three months ended June 30, 2023, and $3.6 million, or 43%, for the six months ended June 30, 2023, compared to the same periods in the prior year. The increases were primarily attributable to development activities for MNKD-101 (inhaled clofazimine) and the Afrezza post-marketing clinical study (INHALE-3) which commenced in the second quarter of 2023.

Selling expenses decreased by $1.9 million, or 12%, for the three months ended June 30, 2023, and $1.3 million, or 4%, for the six months ended June 30, 2023, compared to the same periods in the prior year. The decreases were primarily attributable to the termination of an Afrezza pilot promotional effort targeting primary care physicians, which ended in the third quarter of 2022, partially offset by increased headcount after the acquisition of V-Go in the second quarter of 2022.

General and administrative expenses increased by $1.8 million, or 17%, for the three months ended June 30, 2023, and $4.3 million, or 24%, for the six months ended June 30, 2023, compared to the same periods in the prior year. The increases were primarily attributable to higher stock-based compensation and increased headcount.

Under the Insulin Supply Agreement with Amphastar, payment obligations are denominated in Euros. We are required to record the non-cash foreign currency transaction impact of the U.S. dollar to Euro exchange rate associated with the recognized gain or loss on purchase commitments. The foreign currency transaction loss was $0.3 million for the three months ended June 30, 2023, compared to a gain of $4.5 million for the same period in the prior year, and a loss of $1.2 million for the six months ended June 30, 2023, compared to a gain of $6.5 million for the same period in the prior year.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Interest income	$1,547	$516	$1,031	200%
Interest expense on financing liability	(2,449)	(2,443)	$6	0%
Interest expense	(6,873)	(6,642)	$231	3%
Gain on available-for-sale securities	932	—	$932	*
Other expense	(143)	—	$(143)	*
Total other expense	$(6,986)	$(8,569)	$(1,583)	(18%)

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Interest income	$2,849	$893	$1,956	219%
Interest expense on financing liability	(4,873)	(4,814)	$59	1%
Interest expense	(9,659)	(9,390)	$269	3%
Gain on available-for-sale securities	932	—	$932	*
Other expense	(32)	—	$(32)	*
Total other expense	$(10,783)	$(13,311)	$(2,528)	(19%)

________________________

* Not meaningful

Interest income, consisting of interest on investments net of amortization, increased by $1.0 million for the three months ended June 30, 2023, and by $2.0 million for the six months ended June 30, 2023, compared to the same periods in the prior year primarily due to higher yields on our marketable securities and money market funds.

Interest expense on financing liability was $2.4 million for the three months ended June 30, 2023, and $4.9 million for the six months ended June 30, 2023, and remained consistent with the same periods in the prior year. See Note 15 – Commitments and Contingencies.

Interest expense was $6.9 million for the three months ended June 30, 2023, and $9.7 million for the six months ended June 30, 2023, and remained consistent with the same periods in the prior year due to fixed interest rates on notes and consistent recognition of interest expense related to the achievement of Afrezza milestones. See Note 8 – Accrued Expenses and Other Current Liabilities and Note 9 – Borrowings.

Gain on available-for-sale securities for the three and six months ended June 30, 2023 was $0.9 million as a result of the change in the fair value of the investment that related to credit risk.

Other expense for the three and six months ended June 30, 2023 and 2022 consisted primarily of losses associated with a foreign currency hedging transaction that was entered into to mitigate our exposure to the foreign currency exchange risk associated with our Insulin Supply Agreement.

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

As of June 30, 2023, we had $69.2 million in insulin purchase commitments and $278.8 million principal amount of outstanding debt, consisting of:

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

In July 2013, we issued certain milestone rights ("Milestone Rights") pursuant to the Milestone Rights Agreement to the Original Milestone Purchasers. The Milestone Rights were subsequently assigned the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $60.0 million of which remain payable upon achievement of such milestones as of June 30, 2023. See Note 8 – Accrued Expenses and Other Current Liabilities, Note 9 – Borrowings and Note 15 – Commitments and Contingencies for further information related to the Milestone Rights.

During the six months ended June 30, 2023, we generated $3.8 million of cash from our operating activities, which consisted primarily of $98.6 million of revenue, partially offset by $39.5 million of cost of goods sold, $25.0 million of selling expenses, $14.2 million of general and administrative expenses, $13.1 million of R&D costs and $4.3 million of cash paid for interest.

During the six months ended June 30, 2022, we used $50.2 million of cash for our operating activities, which primarily consisted of $38.6 million of selling and general and administrative expenses, $21.5 million of cost of goods sold, $10.9 million of costs for R&D and $5.8 million of cash paid for interest, partially offset by $31.7 million of revenue.

Cash provided by investing activities of $17.5 million for the six months ended June 30, 2023 was primarily due to $69.1 million of proceeds received from the sales of debt securities, partially offset by the purchase of debt securities of $26.4 million and by $25.2 million for the purchase of property and equipment.

Cash used in investing activities of $37.5 million for the six months ended June 30, 2022 was primarily due to the purchase of $68.5 million of debt securities, the up-front consideration of $15.1 million for certain assets and assumed liabilities related to V-Go, $5.0 million purchase of available-for-sale securities, and $2.2 million purchase of property and equipment, partially offset by the maturity of $53.3 million of debt securities.

Cash used in financing activities of $4.8 million for the six months ended June 30, 2023 was primarily due to $8.5 million of payments to taxing authorities from equity withheld upon vesting of RSUs and stock options, partially offset by $3.7 million in proceeds from at-the-market offerings.

Cash used in financing activities of $1.0 million for the six months ended June 30, 2022 was primarily due to the payments on our financing liability of $1.4 million.

Future Liquidity Needs

We believe we will be able to meet our near-term liquidity needs based on our cash, cash equivalents and investments on hand, sales of Afrezza and V-Go, and royalties and manufacturing revenue from the production and sale of Tyvaso DPI as well as through debt or equity financing, if necessary, for our long-term liquidity needs. We are not currently profitable and have rarely generated positive net cash flow from operations. In addition, we expect to continue to incur expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for our products and development costs for other product candidates in our pipeline. As of June 30, 2023, we had capital resources comprised of $86.2 million in cash and cash equivalents, $58.2 million in short-term investments and $2.3 million in long-term investments, and total principal amount of outstanding borrowings of $278.8 million.

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

If a hypothetical 10% change in the one-month SOFR interest rates on June 30, 2023 were to have occurred, this change would not have had a material effect on our interest payment obligation.

Foreign Currency Exchange Risk

In April 2023, we entered into a 90-day foreign currency hedging transaction to mitigate our exposure to foreign currency exchange risks associated with our insulin purchase obligation under the Insulin Supply Agreement. The hedging transaction hedges against short-term currency fluctuations for the remaining current year purchase obligation under the Insulin Supply Agreement of €3.3 million, for which we realized a de minimis amount of loss during the three months ended June 30, 2023. This amount is recorded in other income and expense.

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement with Amphastar. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro. For the six months ended June 30, 2023, we realized a $1.2 million currency loss, which was included in loss on foreign currency transaction in the accompanying condensed consolidated statements of operations.

Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on June 30, 2023 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax loss of approximately $6.9 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and our Chief Financial Officer have concluded, as of such date, that our disclosure controls and procedures were effective.

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
•
We are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

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

If we are unable to maintain an effective sales force for our products, including any other potential future approved products, we may not be able to generate sufficient product revenue in the United States. We are required to expend significant time and resources to train our sales force to educate physicians about our products. In addition, we must continually train our sales force and equip them with effective marketing materials to ensure that a consistent and appropriate message about our products is being delivered to our potential customers. We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our products and any additional products we may develop or acquire will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully develop this capability.

Similarly, if UT does not effectively engage or maintain its sales force for Tyvaso DPI, our ability to recognize royalties and manufacturing revenue from this collaboration will be adversely affected.

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
•
the rate of progress and costs of our clinical studies and R&D activities;
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

We have a history of operating losses. We expect to incur losses in the future and we may not generate positive cash flow from operations in the future.*

We are not currently profitable and have rarely generated positive net cash flow from operations. As of June 30, 2023, we had an accumulated deficit of $3.2 billion. The accumulated deficit has resulted principally from costs incurred in our R&D programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and to incur increasing operating losses in the future in order to continue commercializing our products and to advance development of product candidates in our pipeline. In addition, under our Insulin Supply Agreement with Amphastar, we agreed to purchase certain annual minimum quantities of insulin through 2027. As of June 30, 2023, there was approximately $69.2 million remaining in aggregate purchase commitments under this agreement. We may not have the necessary capital resources to service this contractual commitment.

Our losses have had, and are expected to continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Our ability to achieve and sustain positive cash flow from operations and profitability depends heavily upon successfully commercializing our products, and although we had positive cash flow from operations during the six months ended June 30, 2023, we may not generate positive cash flow from operations or be profitable in the future.

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
•
our ability to access sufficient, reliable and affordable supplies of components used in the manufacture of our product candidates or to source clinical supplies from contract manufacturers;
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

If we fail to commence or complete, or experience delays in or are forced to curtail, our proposed development programs or otherwise fail to adhere to our projected development goals in the timeframes we expect (or within the timeframes expected by analysts or investors), our business, financial condition and results of operations may be harmed and the market price of our common stock and other securities may decline. For example, in June 2023, the contract manufacturer responsible for the production of clofazimine inhalation solution, the investigational product we are developing as MNKD-101, experienced a fire in its manufacturing facility in Germany. As a result of the incident, we estimate the production of clinical supplies of MNKD-101 will be delayed for three to six months, which may impact the initiation of a Phase 2/3 clinical study of MNKD-101 planned for later in 2023. While we are currently evaluating several mitigation strategies, we cannot predict the extent to which such delay will negatively impact our business, financial condition and results of operations. In addition, we may be delayed or prevented from generating revenues from milestone or other payments that depend on our ability to achieve any milestone obligations specified in an out-licensing arrangement.

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

Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s federal and California net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. As a result of the Company's initial public offering, an ownership change within the meaning of Section 382 occurred in August 2004. As a result, federal net operating loss and credit carryforwards of approximately $105.8 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year can be utilized in future years in addition to the Section 382 limitation for those years. We have completed a Section 382 analysis beginning from the date of our initial public offering through December 31, 2022, to determine whether additional limitations apply to the net operating loss carryforwards and other tax attributes, and no additional changes in ownership that met Section 382 study ownership change threshold has been identified through December 31, 2022. There is a risk that changes in ownership may occur in tax years after December 31, 2022. If a change in ownership were to occur, our net operating loss carryforwards and other tax attributes could be further limited or restricted. If limited, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to the Company’s operations in the U.S. will not impact the Company’s effective tax rate.

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

Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to increase are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors, for geopolitical reasons and in conjunction with military conflicts and defense activities. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credentials harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. Some of our workforce works remotely, which also poses increased risks to our information technology systems and data, as employees working from home, in transit or in public locations, utilize network connections, computers and devices outside our premises or network. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standards or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. We have in the past experienced security incident(s). For example, like many companies, we use SolarWinds to help manage our information technology systems. A cyber-attack on SolarWinds was discovered in December 2020 and widely exploited by threat actors. Upon learning of this vulnerability, we applied the software patch provided by SolarWinds and remediated the incident. The incident did not appear to have any negative impact on our operations or the sensitive information we may process. In addition, a ransomware attack on Ultimate Kronos Group’s (“UKG”) Kronos Private Cloud service was discovered in December 2021. At the time, we used UKG Pro, a product offered through UKG that is not in the Kronos Private Cloud, for human capital management. UKG is not aware of an impact on UKG Pro and the incident did not appear to have any negative impact on our operations or the sensitive information we may process. Thus, despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Sensitive information of the Company or our customers could also be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies.

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

As part of the approval of Afrezza, the FDA required us to conduct certain additional clinical studies of Afrezza. One of these studies, a Phase 3 clinical trial to evaluate the safety and efficacy of Afrezza in 4-17 year-old children and adolescents, is ongoing. The other required study is a long-term safety study that was originally intended to compare the incidence of pulmonary malignancy observed with Afrezza to that observed in a standard of care control group. We have an ongoing dialogue with the FDA regarding the agency’s current interest in the long-term safety of Afrezza and an appropriate study design to address any concerns. To date, we have not commenced a long-term safety study or budgeted any amount for it, but such a study in its original design would be anticipated to require substantial capital resources that we may not be able to obtain.

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

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payers to contain or reduce the costs of healthcare through various means. In the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that there will continue to be a number of federal and state proposals to implement similar and/or additional governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private third-party payers may take in response to any drug pricing and reimbursement reform proposals or legislation. Further, to the extent that such reforms have a material adverse effect on our ability to commercialize our products and product candidates under development, our business, financial condition and profitability may be adversely affected.

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

We are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.*

In the ordinary course of business, we process sensitive information (as those terms are defined above). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the CCPA imposes obligations on covered businesses, including, but not limited to, providing specific disclosures in privacy notices and affording California consumers, business representatives, and employees who are California residents certain rights related to their personal data. The CCPA provides for administrative fines (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which became operative January 1, 2023, expanded the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new California Privacy Protection Agency to implement and enforce the CPRA. Other states also have enacted comprehensive data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which became effective in 2023. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the General Data Protection Regulation (“GDPR”) and, the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data

Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and Australia’s Privacy Act, impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Our employees and personnel may use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these reasons to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply, or may become subject to in the future.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2023, we elected to pay quarterly interest under the Mann Group convertible note of approximately $0.1 million by issuing the Mann Group 13,192 shares of common stock. See Note 9 – Borrowings.

We relied on an exemption from registration provided by Section 3(a)(9) or 4(a)(2) of the Securities Act of 1933, as amended, for the issuance of the shares described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, one of our executive officers adopted a written trading plan for the orderly disposition of the Company’s securities as set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold	Expiration Date
Stuart A. Tross, EVP Chief People and Workplace Officer	Adoption	May 24, 2023	X	—	384,020	May 24, 2024

_________________________

(1)
Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)
"Non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K under the Exchange Act.

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

3.5

Certificate of Amendment of Amended and Restated Certificate of Incorporation of MannKind Corporation (incorporated by reference to Exhibit 3.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 30, 2023).

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 27, 2020).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.

4.2	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

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

10.1	MannKind Corporation 2018 Equity Incentive Plan, as amended.

10.2	MannKind Corporation 2004 Employee Stock Purchase Plan, as amended.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description of Document

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

Dated: August 7, 2023	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ STEVEN B. BINDER
Steven B. Binder
Chief Financial Officer (Principal Financial and Accounting Officer)