Form 10-Q
period 2023-09-30
MANNKIND CORP
filed 2023-11-07
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 27, 2023, there were 269,574,654 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended September 30, 2023

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands except per share data)
Revenues:
Net revenue – commercial product sales	$17,927	$16,259	$53,834	$38,807
Revenue – collaborations and services	13,108	10,346	35,705	18,380
Royalties – collaborations	20,218	6,220	50,951	6,524
Total revenues	51,253	32,825	140,490	63,711
Expenses:
Cost of goods sold	3,995	5,021	14,749	11,922
Cost of revenue – collaborations and services	10,259	12,439	29,955	29,451
Research and development	9,989	4,136	22,047	12,565
Selling	13,440	13,541	40,752	42,137
General and administrative	10,538	9,097	33,027	27,241
Gain on foreign currency transaction	(2,065)	(1,799)	(860)	(8,285)
Total expenses	46,156	42,435	139,670	115,031
Income (loss) from operations	5,097	(9,610)	820	(51,320)
Other income (expense):
Interest income, net	1,580	663	4,429	1,556
Interest expense on financing liability	(2,459)	(2,466)	(7,332)	(7,280)
Interest expense	(2,815)	(2,812)	(12,474)	(12,202)
Gain on available-for-sale securities	—	—	932	—
Other income (expense)	318	(207)	286	(207)
Total other expense	(3,376)	(4,822)	(14,159)	(18,133)
Income (loss) before income tax expense	1,721	(14,432)	(13,339)	(69,453)
Benefit from income taxes	—	—	—	—
Net income (loss)	$1,721	$(14,432)	$(13,339)	$(69,453)
Net income (loss) per share – basic	$0.01	$(0.06)	$(0.05)	$(0.27)
Weighted average shares used to compute net income (loss) per share – basic	268,732	259,300	266,126	254,974
Net income (loss) per share – diluted	$0.01	$(0.06)	$(0.05)	$(0.27)
Weighted average shares used to compute net income (loss) per share – diluted	323,770	259,300	266,126	254,974

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net income (loss)	$1,721	$(14,432)	$(13,339)	$(69,453)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	—	—	443	(1,206)
Comprehensive income (loss)	$1,721	$(14,432)	$(12,896)	$(70,659)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
	(In thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$83,016	$69,767
Short-term investments	58,000	101,079
Accounts receivable, net	21,822	16,801
Inventory	27,117	21,772
Prepaid expenses and other current assets	35,620	25,477
Total current assets	225,575	234,896
Property and equipment, net	80,411	45,126
Goodwill	1,931	2,428
Other intangible asset	1,093	1,153
Long-term investments	3,271	1,961
Other assets	8,047	9,718
Total assets	$320,328	$295,282

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$16,754	$11,052
Accrued expenses and other current liabilities	32,098	35,553
Financing liability – current	9,747	9,565
Midcap credit facility – current	20,000	—
Deferred revenue – current	3,670	1,733
Recognized loss on purchase commitments – current	14,105	9,393
Total current liabilities	96,374	67,296
Mann Group convertible note	8,829	8,829
Accrued interest – Mann Group convertible note	57	55
Financing liability – long term	94,375	94,512
Midcap credit facility – long term	17,921	39,264
Senior convertible notes	226,487	225,397
Recognized loss on purchase commitments – long term	50,534	62,916
Operating lease liability	4,289	5,343
Deferred revenue – long term	69,469	37,684
Milestone liabilities	3,772	4,524
Total liabilities	572,107	545,820
Commitments and contingencies (Note 15)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value – 10,000,000 shares authorized; no shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value – 800,000,000 and 400,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively, and 269,543,539 and 263,793,305 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2,695	2,638
Additional paid-in capital	2,975,891	2,964,293
Accumulated other comprehensive income	443	—
Accumulated deficit	(3,230,808)	(3,217,469)
Total stockholders' deficit	(251,779)	(250,538)
Total liabilities and stockholders' deficit	$320,328	$295,282

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2022	251,478	$2,515	$2,918,205	$—	$(3,130,069)	$(209,349)
Net issuance of common stock associated with stock options and restricted stock units	450	4	125	—	—	129
Issuance of common stock under the employee stock purchase plan	233	2	738	—	—	740
Stock-based compensation expense	—	—	2,806	—	—	2,806
Issuance of common stock from market price stock purchase plan	252	3	681	—	—	684
Cumulative loss on available-for-sale securities	—	—	—	(1,076)	—	(1,076)
Net loss	—	—	—	—	(25,998)	(25,998)
BALANCE, MARCH 31, 2022	252,413	$2,524	$2,922,555	$(1,076)	$(3,156,067)	$(232,064)
Issuance of common stock pursuant to conversion of Mann Group convertible note	3,838	39	9,557	—	—	9,596
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	193	2	518	—	—	520
Net issuance of common stock associated with stock options and restricted stock units	833	8	(385)	—	—	(377)
Stock-based compensation expense	—	—	4,422	—	—	4,422
Cumulative loss on available-for-sale securities	—	—	—	(130)	—	(130)
Net loss	—	—	—	—	(29,023)	(29,023)
BALANCE, JUNE 30, 2022	257,277	$2,573	$2,936,667	$(1,206)	$(3,185,090)	$(247,056)
Issuance of common stock associated with at-the-market placement	5,060	51	19,739	—	—	19,790
Issuance costs associated with at-the-market placement	—	—	(381)	—	—	(381)
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	26	—	99	—	—	99
Issuance of common stock under Employee Stock Purchase Plan	298	3	870	—	—	873
Net issuance of common stock associated with stock options and restricted stock units	495	5	(197)	—	—	(192)
Stock-based compensation expense	—	—	3,622	—	—	3,622
Net loss	—	—	—	—	(14,432)	(14,432)
BALANCE, SEPTEMBER 30, 2022	263,156	$2,632	$2,960,419	$(1,206)	$(3,199,522)	$(237,677)

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2023	263,793	$2,638	$2,964,293	$—	$(3,217,469)	$(250,538)
Issuance of common stock associated with at-the-market placement	269	3	1,196	—	—	1,199
Issuance costs associated with at-the-market placement	—	—	(24)	—	—	(24)
Net issuance of common stock associated with stock options and restricted stock units	206	2	50	—	—	52
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	11	—	55	—	—	55
Stock-based compensation expense	—	—	3,655	—	—	3,655
Net loss	—	—	—	—	(9,795)	(9,795)
BALANCE, MARCH 31, 2023	264,279	$2,643	$2,969,225	$—	$(3,227,264)	$(255,396)
Issuance of common stock associated at-the-market placement	362	4	1,579	—	—	1,583
Issuance costs associated with at-the-market placement	—	—	(17)	—	—	(17)
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	13	—	54	—	—	54
Net issuance of common stock associated with stock options and restricted stock units	3,279	32	(8,576)	—	—	(8,544)
Issuance of common stock under Employee Stock Purchase Plan	266	3	920	—	—	923
Stock-based compensation expense	—	—	5,580	—	—	5,580
Issuance of common stock from market price stock purchase plan	36	—	152	—	—	152
Cumulative gain on available-for-sale securities	—	—	—	443	—	443
Net loss	—	—	—	—	(5,265)	(5,265)
BALANCE, JUNE 30, 2023	268,235	$2,682	$2,968,917	$443	$(3,232,529)	$(260,487)
Issuance of common stock associated at-the-market placement	847	8	4,097	—	—	4,105
Issuance costs associated with at-the-market placement	—	—	(67)	—	—	(67)
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	13	1	55	—	—	56
Net issuance of common stock associated with stock options and restricted stock units	448	4	(1,712)	—	—	(1,708)
Stock-based compensation expense	—	—	4,601	—	—	4,601
Net income	—	—	—	—	1,721	1,721
BALANCE, SEPTEMBER 30, 2023	269,543	$2,695	$2,975,891	$443	$(3,230,808)	$(251,779)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,339)	$(69,453)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	13,836	10,850
Write-off of inventory	3,659	1,368
Depreciation and amortization	3,310	2,308
Amortization of debt discount and issuance costs	1,570	1,567
Amortization of right-of-use assets	978	2,655
Interest expense on Mann Group convertible note	165	270
Interest expense on financing liability	26	3,357
Gain on available-for-sale securities	(932)	—
Gain on foreign currency transaction	(860)	(8,285)
Other, net	(433)	629
Changes in operating assets and liabilities:
Accounts receivable, net	(5,021)	(18,499)
Inventory	(9,004)	(1,337)
Prepaid expenses and other current assets	(8,516)	(8,087)
Other assets	(35)	(568)
Accounts payable	5,702	2,916
Accrued expenses and other current liabilities	(3,824)	835
Deferred revenue	33,722	13,412
Recognized loss on purchase commitments	(6,810)	(4,306)
Operating lease liabilities	(1,778)	(2,985)
Deposits from customer	—	(4,950)
Net cash provided by (used in) operating activities	12,416	(78,303)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of debt securities	92,608	82,584
Purchase of held-to-maturity debt securities	(50,516)	(70,128)
Purchase of property and equipment	(36,567)	(2,493)
Acquisition of V-Go	—	(15,099)
Proceeds from insurance claim	382	—
Purchase of available-for-sale securities	—	(5,000)
Net cash provided by (used in) investing activities	5,907	(10,136)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from at-the-market-offering	6,887	19,790
Issuance costs associated with at-the-market offering	(108)	(381)
Proceeds from market price stock purchase plan and employee stock purchase plan	1,075	684
Payments for taxes related to net issuance of common stock associated with restricted stock units and stock options	(10,200)	(440)
Payment on financing liability	(137)	(2)
Milestone payment	(924)	(1,088)
Payment on MidCap credit facility	(1,667)	—
Net cash provided by (used in) financing activities	(5,074)	18,563
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,249	(69,876)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,767	124,184
CASH AND CASH EQUIVALENTS, END OF PERIOD	$83,016	$54,308

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash	$7,978	$5,143
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of Midcap credit facility from long-term to current	21,667	—
Reclassification of investments from long-term to current	5,085	72,090
Non-cash construction in progress, property and equipment	2,490	1,433
Right-of-use asset modification	728	3,794
Goodwill adjustment for a net reduction in liabilities	497	—
Payments on debt and interest through common stock issuance	165	10,215
Issuance of common stock under employee stock purchase plan	—	1,613
Addition of right-of-use-asset	—	1,812
Contingent milestone liability	—	610

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2023 may not be indicative of the results that may be expected for the full year.

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

Reclassifications — Certain prior year reported amounts have been reclassified to conform with the current year presentation. Changes were made to the condensed consolidated statements of cash flows to present the amortization of debt discount and issuance costs separately; disclose net investment accretion under other, net; and present non-cash interest on financing liability on a net basis within cash flows from operations. In addition, changes were made to the condensed consolidated statements of operations to present selling expenses separately from general and administrative expenses.

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

The Company’s net revenue and cost of revenue and goods sold as shown on the condensed consolidated statement of operations is comprised of revenue generated from product sales, services and royalties as shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue:
Product sales (1)	$30,727	$26,175	$88,731	$54,602
Services (2)	308	430	808	2,585
Royalties (3)	20,218	6,220	50,951	6,524
Total net revenue	$51,253	$32,825	$140,490	$63,711

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
(3)
Amounts represent royalties on UT’s net sales of Tyvaso DPI.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold and cost of revenue:
Product sales	$13,983	$17,067	$44,006	$39,424
Services	271	393	698	1,949
Total cost of goods sold and cost of revenue	$14,254	$17,460	$44,704	$41,373

The Company follows accounting guidance in measuring revenue and certain judgments affect the application of its revenue policy. For example, in connection with its existing collaboration agreements, the Company has recorded on its condensed consolidated balance sheets short-term and long-term deferred revenue based on its best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that the Company expects will not be recognized within the next 12 months are classified as long-term deferred revenue. However, this estimate is based on the Company’s current project development plan and, if the development plan should change in the future, the Company may recognize a different amount of deferred revenue over the next 12-month period.

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

Cash and Cash Equivalents — The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of September 30, 2023 and December 31, 2022, cash equivalents were comprised of money market funds, corporate bonds and commercial paper with original maturities less than 90 days from the date of purchase.

Held-to-Maturity Investments — The Company’s investments generally consist of commercial paper, corporate notes or bonds and U.S. Treasury securities. As of September 30, 2023 and December 31, 2022, the Company held short-term and long-term investments of debt securities, including commercial paper and bonds. The Company assesses whether it has any intention to sell the investment before maturity, whether any declines in fair value are the result of credit losses, as well as whether there were other-than-temporary impairments associated with the available for sale investment. The Company intends to hold its investments until maturity; therefore, these investments are stated at amortized cost. The investments with maturities less than 12 months are included in short-term investments and investments with maturities in excess of twelve months are included in long-term investments in the condensed consolidated balance sheets. The amortization or accretion of the Company’s investments is recognized as interest income in the condensed consolidated statements of operations.

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

Milestone Rights Liability — In July 2013, in conjunction with the execution of a (now repaid) loan agreement with Deerfield Private Design Fund II, L.P. and Deerfield Private Design .International II, L.P. (collectively, “Deerfield”), the Company entered into a Milestone Rights Purchase Agreement (the “Milestone Rights Agreement”) pursuant to which the Company issued certain milestone rights to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÁRL (the “Original Milestone Purchasers”). The foregoing milestone rights provided the Original Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and Afrezza sales milestones, $55.0 million of which remains payable as of September 30, 2023, upon achievement of such milestones (collectively, the “Milestone Rights”). In December 2021, the Milestone Rights were purchased by Barings Global Special Situations Credit Fund 4 (Delaware), L.P. and Barings Global Special Situations Credit 4 (LUX) S.ar.l. (together the “Milestone Purchasers”). As a result, the Milestone Purchasers have assumed the obligations of the Original Milestone Purchasers and are now entitled to all rights under the Milestone Rights Agreement. The Milestone Rights liability is reported at fair value at the date of the agreement which is periodically offset against payments. See Note 11 – Fair Value of Financial Instruments.

The initial fair value estimate of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones and discounted to present value using a selected market discount rate. The expected timing and probability of achieving the milestones was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. The Milestone Rights liability will be remeasured as the specified milestone events are achieved. Specifically, as each milestone event is achieved, the portion of the initially recorded Milestone Rights liability that pertains to the milestone event being achieved will be remeasured to the amount of the specified related milestone payment. The resulting change in the balance of the Milestone Rights liability due to remeasurement will be recorded in the Company’s condensed consolidated statements of operations as interest expense. Furthermore, the Milestone Rights liability will be reduced upon the settlement of each milestone payment. As a result, each milestone payment would be effectively allocated between a reduction of the recorded Milestone Rights liability and an expense representing a return on a portion of the Milestone Rights liability paid to the investor for the achievement of the related milestone event. A $5.0 million milestone rights payment was made during the three months ended September 30, 2023. (See Note 8 – Accrued Expenses and Other Current Liabilities and Note 9 – Borrowings.)

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

____________________________

(1)
Subsequent changes in the fair value are reported in general and administrative expenses. As of September 30, 2023, the fair value of the contingent milestone liability was $0.6 million. The fair value of the contingent milestone liability as of December 31, 2022 was consistent with the fair value on the acquisition date.

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

There were no acquisition-related costs incurred during the three and nine months ended September 30, 2023.

3. Investments

Cash Equivalents — Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash.

Available-for-Sale Investment — The Thirona convertible notes are classified as available-for-sale securities and are included in prepaid expenses and other current assets in the condensed consolidated balance sheets. Available-for-sale investments are subsequently measured at fair value with realized gains and losses reported in other income (expense) in the condensed consolidated statements of operations. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income (loss) until realized. The Company determines fair value of its available-for-sale investments using level 3 inputs. The Company evaluates the fair value of its investment in Thirona by applying a Monte Carlo simulation model. For the three and nine months ended September 30, 2023, the Company recognized $0.1 million and $0.4 million, respectively, of interest income on investment and $0.1 million and $0.4 million of interest income on investment for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, the fair value of the Company's investment in Thirona was $8.4 million and $7.1 million, respectively. For the nine months ended September 30, 2022, the Company recognized a gain of $0.9 million on its investment in Thirona as a result of the recovery of a temporary impairment in our condensed consolidated statement of operations, as well as an unrealized holding gain of $0.4 million in our condensed consolidated statement of comprehensive income (loss).

Held-to-Maturity Investments — Investments consist of highly liquid investments that are intended to facilitate liquidity and capital preservation. The amortization or accretion of the Company’s investments is recognized as interest income in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, the Company recognized $1.0 million and $3.2 million, respectively, of interest income on investments and $0.5 million and $0.9 million, respectively, of amortization on certain investments. For the three and nine months ended September 30, 2022, the Company recognized $0.7 million and $1.6 million, respectively, of interest income on investments, and $0.2 million and $0.6 million, respectively, of amortization on certain investments. No allowance for credit losses on held-to-maturity securities was required as of September 30, 2023.

The contractual maturities of the Company’s held to maturity investments are summarized below (in thousands):

	September 30, 2023		December 31, 2022
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due in one year or less(1)	$126,616	$126,603	$152,862	$156,976
Due after one year through five years	3,271	3,258	1,961	1,948
Total	$129,887	$129,861	$154,823	$158,924

___________________________

(1)
The investments due in one year or less include cash equivalents of $68.6 million as of September 30, 2023 and $51.8 million as of December 31, 2022.

The fair value of the cash equivalents, long-term and short-term investments are disclosed below (dollars in thousands).

	September 30, 2023
	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains (Losses)	Estimated Fair Value
Commercial bonds and paper	Level 2	$50,247	$(1)	$50,246
Money market funds	Level 1	70,647	1	70,648
U.S. Treasuries	Level 2	8,993	(26)	8,967
Total cash equivalents and investments		129,887	(26)	129,861
Less: cash equivalents		68,616	—	68,616
Total Investments		$61,271	$(26)	$61,245

	December 31, 2022
	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains (Losses)	Estimated Fair Value
Commercial bonds and paper	Level 2	$66,762	$(594)	$66,168
Money market funds	Level 1	51,783	—	51,783
U.S. Treasuries	Level 2	36,278	(587)	35,691
Total cash equivalents and investments		154,823	(1,181)	153,642
Less: cash equivalents		51,783	—	51,783
Total Investments		$103,040	$(1,181)	$101,859

As of September 30, 2023, there was $0.4 million of amounts receivable included in our condensed consolidated balance sheets as prepaid expenses and other current assets, which consisted of $0.3 million of accrued interest receivable and $0.1 million of amount receivable on matured investment. As of December 31, 2022, there was $0.6 million of accrued interest receivable and $5.1 million of amount receivable on matured investment.

4. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable – commercial
Accounts receivable, gross	$17,859	$19,359
Wholesaler distribution fees and prompt pay discounts	(2,278)	(2,536)
Reserve for returns	(4,954)	(4,108)
Total accounts receivable – commercial, net	10,627	12,715
Accounts receivable – collaborations and services	11,195	4,086
Total accounts receivable, net	$21,822	$16,801

As of September 30, 2023 and December 31, 2022, the allowance for doubtful accounts for commercial accounts receivable was de minimis. The Company had three wholesale distributors representing approximately 79% of commercial accounts receivable as of September 30, 2023 and approximately 71% of gross sales for each of the three and nine months ended September 30, 2023. As of December 31, 2022, the Company had three wholesale distributors representing approximately 79% of commercial accounts receivables.

As of September 30, 2023 and December 31, 2022, there was no allowance for credit losses for accounts receivable for collaborations and services. The Company had one collaboration partner, UT, that comprised 100% of the collaboration and services net accounts receivable as of September 30, 2023 and December 31, 2022 and approximately 100% of gross revenue from collaborations and services for the three and nine months ended September 30, 2023.

5. Inventories

Inventories consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$6,020	$5,739
Work-in-process	12,300	13,815
Finished goods	8,797	2,218
Total inventory	$27,117	$21,772

Work-in-process and finished goods as of September 30, 2023 and December 31, 2022 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off and the projected loss on the purchase commitment contract to purchase future insulin was accrued as of the end of 2016. Raw materials inventory included $0.8 million of pre-launch inventory as of September 30, 2023 and December 31, 2022, which consisted of FDKP received in November 2019. The Company expects to request approval from the FDA for the new source of FDKP in 2024.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand as of September 30, 2023 and December 31, 2022. Inventory that was forecasted to become obsolete due to expiration as well as inventory that does not meet acceptable standards is recorded in costs of goods sold in the condensed consolidated statements of operations. As a result of this assessment, there was an inventory write-off of $0.3 million and $3.7 million for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, there was an inventory write-off of $0.9 million and $1.4 million as a result of this assessment.

6. Property and Equipment

Property and equipment consists of the following (dollars in thousands):

	Estimated Useful
	Life (Years)	September 30, 2023	December 31, 2022
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	43,525	38,952
Machinery and equipment	3-15	60,001	58,542
Furniture, fixtures and office equipment	5-10	2,976	2,976
Computer equipment and software	3	8,646	8,246
Construction in progress	—	48,284	16,706
Total property and equipment		181,696	143,686
Less accumulated depreciation		(101,285)	(98,560)
Total property and equipment, net		$80,411	$45,126

Depreciation expense related to property and equipment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation Expense	$1,117	$952	$3,250	$2,278

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

7. Goodwill and Other Intangible Asset

Goodwill — Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $1.9 million and $2.4 million as of September 30, 2023 and December 31, 2022, respectively, as a result of the Company's acquisition of V-Go in May 2022. Through May 2023, goodwill related to the acquisition of V-Go was adjusted for a reduction in rebate-related liabilities partially offset by a reserve for inventory obsolescence. Goodwill is tested at least annually for impairment by assessing qualitative factors in determining whether it is more likely than not that the fair value of net assets is below their carrying amounts. See Note 1 – Description of Business and Significant Accounting Policies.

Other Intangible Asset — Other intangible asset consisted of the following (dollars in thousands):

	Estimated	September 30, 2023			December 31, 2022
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology	15	$1,200	$(107)	$1,093	$1,200	$(47)	$1,153

Amortization expense related to the other intangible asset was de minimis for the nine months ended September 30, 2023.

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

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
Salary and related expenses	$14,770	$14,906
Discounts and allowances for commercial product sales	9,915	8,504
Accrued interest	743	2,201
Current portion of milestone rights liability	752	924
Deferred lease liability	1,181	1,304
Professional fees	696	1,136
Returns reserve for acquired product	468	1,013
Danbury facility buildout	173	846
Other	3,400	4,719
Accrued expenses and other current liabilities	$32,098	$35,553

9. Borrowings

Carrying amount of the Company's borrowings consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Senior convertible notes	$226,487	$225,397
MidCap credit facility	37,921	39,264
Mann Group convertible note	8,829	8,829
Total debt – net carrying amount	$273,237	$273,490

The following table provides a summary of the Company’s principal balance of debt and key terms:

	Amount Due		Terms
	September 30, 2023	December 31, 2022	Annual Interest Rate		Maturity Date		Conversion Price
Senior convertible notes	$230.0 million	$230.0 million	2.50%		March 2026		$5.21 per share
MidCap credit facility(1)	$38.3 million	$40.0 million	one-month SOFR (1% floor) plus 6.25%; cap of 8.25%	(1)	August 2025	(1)	N/A
Mann Group convertible note	$8.8 million	$8.8 million	2.50%		December 2025		$2.50 per share

_________________________

(1)
In August 2022, the Company amended the MidCap credit facility and transitioned the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”).

The maturities of the Company’s borrowings as of September 30, 2023 are as follows (in thousands):

Amounts
2023	$5,000
2024	20,000
2025	22,163
2026	230,000
Total principal payments	277,163
Unamortized discount	(413)
Debt issuance costs	(3,513)
Total debt	$273,237

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

The Company’s net proceeds from the March 2021 offering were approximately $222.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. As of September 30, 2023, the unamortized debt issuance cost was $3.5 million.

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

The prepayment penalty of $1.0 million related to the payment of $10.0 million was capitalized and is being amortized over the remaining life of the debt. As of September 30, 2023, the unamortized debt discount was $0.1 million and the unamortized prepayment penalty was $0.3 million.

In August 2022, the Company entered into the tenth amendment to the MidCap credit facility to change the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”).

Tranche 1 and Tranche 2 accrue interest at an annual rate equal to the lesser of (i) 8.25% and (ii) the one-month SOFR (subject to a one-month SOFR floor of 1.00%) plus 6.25%. Interest on each term loan advance is due and payable monthly in arrears. Principal on each term loan advance under Tranche 1 and Tranche 2 are payable in 24 equal monthly installments that began September 1, 2023, until paid in full on August 1, 2025. The Company has the option to prepay its existing term loans, in whole or in part, subject to early termination fees in an amount equal to 1.00% of principal prepaid.

The Company’s obligations under the MidCap credit facility are secured by a security interest on substantially all of its assets, including intellectual property.

The MidCap credit facility, as amended, contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The Company must also comply with a financial covenant relating to trailing twelve month minimum Afrezza net revenue, tested on a monthly basis, unless the Company has $90.0 million or more of unrestricted cash and short-term investments. As of September 30, 2023, the Company was in compliance with the financial covenant.

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

During the nine months ended September 30, 2023, the Company paid interest on the Mann Group convertible note by issuing 37,122 shares of common stock. During the nine months ended September 30, 2022, Mann Group converted $10.0 million of principal and capitalized interest into 4,000,000 shares of common stock. In addition, the Company paid interest by issuing the Mann Group 57,491 shares of common stock.

Amortization of the premium and accretion of debt issuance costs related to all borrowings were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization of debt discount	$109	$108	$323	$321
Amortization of debt issuance cost	363	363	1,090	1,089

10. Collaboration, Licensing and Other Arrangements

Revenue from collaborations and services were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
UT CSA Agreement (1)	$12,800	$9,916	$34,897	$15,795
UT License Agreement (2)	271	393	698	1,949
Cipla License and Distribution Agreement	37	37	110	110
Vertice Pharma Co-Promotion Agreement	—	—	—	325
Other	—	—	—	201
Total revenue from collaborations and services	$13,108	$10,346	$35,705	$18,380

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

Total revenue from UT was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
UT Revenue
UT CSA Agreement	$12,800	$9,916	$34,897	$15,795
UT License Agreement	271	393	698	1,949
Royalties — Collaborations (1)	20,218	6,220	50,951	6,524
Total revenue from UT	$33,289	$16,529	$86,546	$24,268

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

As of September 30, 2023, deferred revenue consisted of $71.7 million, of which $3.5 million was classified as current and $68.2 million was classified as long-term on the condensed consolidated balance sheet. As of December 31, 2022, deferred revenue consisted of $37.9 million, of which $1.6 million was classified as current and $36.3 million was classified as long-term on the condensed consolidated balance sheet. The increase in deferred revenue is primarily related to the capital improvements for the expansion of our manufacturing facility and the Company determined that the associated revenue recognition should be combined with the manufacturing services performance obligation.

Thirona Collaboration Agreement — In June 2021, the Company and Thirona entered into a collaboration agreement to evaluate the therapeutic potential of Thirona’s compound for the treatment of pulmonary fibrosis. If initial studies are promising, the Company can exercise certain rights to seek a full license to the compound for clinical development and commercialization. The parties will perform their respective obligations and provide reasonable support for research, clinical development and regulatory strategy. The collaboration agreement was accounted for under ASC 808, Collaborative Agreements; however, no consideration was exchanged between the parties. The costs incurred by the Company were expensed as R&D in the condensed consolidated statements of operations. On February 28, 2023, the collaboration agreement was amended to extend the term through June 2024. In accordance with the amendment, the Company will fund a minimum of $1.1 million to be expended on a revised development plan prepared by Thirona, of which $0.2 million was funded during the nine months ended September 30, 2023.

Biomm Supply and Distribution Agreement — In May 2017, the Company and Biomm S.A. ("Biomm") entered into a supply and distribution agreement for the commercialization of Afrezza in Brazil. Under this agreement, Biomm was responsible for pursuing regulatory approvals of Afrezza in Brazil, including from the Agência Nacional de Vigilância Sanitária (“ANVISA”) and, with respect to pricing matters, from the Camara de Regulação de Mercado de Medicamentos (“CMED”), both of which were received. Biomm commenced product sales in January 2020. There were no shipments of product to Biomm in 2022 or the first nine months of 2023.

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

The nonrefundable licensing fee was recorded in deferred revenue and is being recognized in net revenue – collaborations over 15 years, representing the estimated period to satisfy the performance obligation. The additional milestone payments represent variable consideration for which the Company has not recognized any revenue because of the uncertainty of obtaining marketing approval. As of September 30, 2023, the deferred revenue balance was $1.4 million, of which $0.1 million was classified as current and $1.3 million was classified as long term in the condensed consolidated balance sheets.

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

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (in thousands):

	September 30, 2023
		Fair Value
	Carrying Amount	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Senior convertible notes(1)	$226,487	$237,293
MidCap credit facility(2)	37,921	40,032
Mann Group convertible note(3)	8,829	15,857
Milestone rights(4)	3,914	11,700
Contingent milestone liability(4)	610	610
Financing liability(5)	104,122	99,940

_________________________

(1)
Fair value was determined by applying a discounted cash flow analysis to the straight note with a hypothetical yield of 11%, volatility of 61.8% and a Monte Carlo simulation for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $229.4 million and $245.7 million, respectively.
(2)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 12.5%. A change in yield of + or – 2% would result in a fair value of $39.4 million and $40.7 million, respectively.
(3)
The fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 13.5% and volatility of 60.9% to the straight note and a binomial option pricing model for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $15.6 million and $16.1 million, respectively.
(4)
Fair value was determined by applying a Monte Carlo simulation.
(5)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 10.5%.

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

Milestone Rights Liability — The fair value measurement of the Milestone Rights liability is sensitive to the discount rate and the timing of achievement of milestones. The Company utilized Monte-Carlo Simulation Method to simulate the Afrezza net sales under a neutral framework to estimate the payment. The Company then discounted the future expected payments at cost of debt with a term equal to the simulated time to payout based on cumulative sales. See Note 15 – Commitments and Contingencies.

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

The Company is authorized to issue 800,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of September 30, 2023 and December 31, 2022, 269,543,539 and 263,793,305 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

In February 2018, the Company entered into a controlled equity offering sales agreement (the “CF Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million or such other amount as may be permitted by the Sales Agreement. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. For the nine months ended September 30, 2023, the Company sold 1,478,090 shares of common stock at a weighted average purchase price of $4.66 per share for gross proceeds of approximately $6.9 million pursuant to the CF Sales Agreement. For the nine months ended September 30, 2022, the Company sold 5,059,856 shares of common stock at a weighted average purchase price of $3.91 per share for gross proceeds of approximately $19.8 million pursuant to the CF Sales Agreement.

During the nine months ended September 30, 2023, the Company paid interest on the Mann Group convertible note by issuing 37,122 shares of common stock. During the nine months ended September 30, 2022, Mann Group converted $10.0 million of principal and capitalized interest into 4,000,000 shares of common stock. In addition, the Company paid interest by issuing the Mann Group 57,491 shares of common stock.

For the nine months ended September 30, 2023, the Company received $0.2 million from the market price stock purchase plan (“MPSPP”) for 36,004 shares. For the nine months ended September 30, 2022, the Company received $0.7 million from the MPSPP for 252,176 shares.

For shares of common stock issued pursuant to the Company's 2004 employee stock purchase plan ("ESPP"), see Note 14 – Stock-Based Compensation Expense.

13. Earnings per Common Share (“EPS”)

Basic EPS excludes dilution for potentially dilutive securities and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution under the treasury method that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and the if-converted method for convertible debt securities. For periods where the Company has presented a net loss, potentially dilutive securities are excluded from the computation of diluted EPS as they would be antidilutive.

The following tables summarize the components of the basic and diluted EPS computations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
EPS — basic and diluted:
Net income (loss) (numerator)	$1,721	$(14,432)	$(13,339)	$(69,453)
Weighted average common shares (denominator)	268,732	259,300	266,126	254,974
Net income (loss) per share	$0.01	$(0.06)	$(0.05)	$(0.27)
EPS — diluted:
Net income (loss) (numerator)	$3,578	$(14,432)	$(13,339)	$(69,453)
Weighted average common shares	268,732	259,300	266,126	254,974
Effect of dilutive securities — common shares issuable	55,038	—	—	—
Adjusted weighted average common shares (denominator)	323,770	259,300	266,126	254,974
Net income (loss) per share	$0.01	$(0.06)	$(0.05)	$(0.27)

For the three months ended September 30, 2023, diluted net income per share excluded the weighted average effect of 9.4 million shares of RSUs and Market RSUs and 2.0 million options and PNQs as they were antidilutive. For the nine months ended September 30, 2023, diluted net loss per share excluded the weighted average effect of 7.7 million shares of RSUs and Market RSUs, 12.1 million options and PNQs, and 3.4 million and 44.1 million shares for the conversion of our Mann Group convertible notes and Senior convertible notes, respectively, as the shares were antidilutive due to our net loss.

Potentially dilutive securities outstanding which were considered antidilutive for the three and nine months ended September 30, 2022 are summarized as follows (in shares):

Nine Months Ended September 30,
2022
Senior convertible notes	44,120,463
RSUs and Market RSUs(1)	14,784,399
Common stock options and PNQs	9,516,375
Mann Group convertible notes	3,370,000
Employee stock purchase plan	124,904
Total shares	71,916,141

__________________________

(1)
Market RSUs issued in 2020, 2021, and 2022 are included at the share delivery of 300%, 0%, and 100%, respectively, in accordance with a valuation assessment obtained as of September 30, 2022.

14. Stock-Based Compensation Expense

In May 2023, the Company’s stockholders, upon recommendation of the Company’s board of directors, approved an amendment to the Company’s 2018 Equity Incentive Plan (the "2018 Plan") to increase the number of shares of common stock that may be issued under the 2018 Plan by 25,000,000 shares.

During the nine months ended September 30, 2023, the Company granted the following awards (in shares):

	Three Months Ended March 31,		Three Months Ended June 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023		2023		2023		2023
Employee awards:
RSUs	179,905	(1)	2,660,721	(2)	34,385	(5)	2,875,011
Market RSUs	—		1,445,000	(3)	—		1,445,000
Non-employee director RSUs	—		319,904	(4)	—		319,904
Total awards issued	179,905		4,425,625		34,385		4,639,915

_________________________

(1)
RSUs had a weighted average grant date fair value of $4.16 per share, of which 91,900 RSUs had a cliff vesting period of three years, 42,000 RSUs had a cliff vesting period of two years, and 46,005 RSUs had a vesting period of 25% annually over four years.
(2)
RSUs had a weighted average grant date fair value of $4.56 per share, of which 2,598,971 RSUs had a vesting period of 25% annually over four years, and 61,750 RSUs had a cliff vesting period of three years.
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
(5)
RSUs had a weighted average grant date fair value of $5.27 per share, of which 28,820 RSUs had a cliff vesting period of three years and 7,565 RSUs had a vesting period of 25% annually over four years.

As of September 30, 2023, there was a de minimis amount of unrecognized stock-based compensation expense related to options which is expected to be recognized over a weighted average period of 0.42 years as well as $21.1 million and $17.4 million related to RSUs and Market RSUs, respectively, which is expected to be recognized over weighted average periods of approximately 2.56 and 1.83 years, respectively.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations as cost of goods sold, cost of revenue – collaborations and services, R&D, selling and general and administrative expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
RSUs and options	$4,442	$3,475	$13,324	$10,358
Employee stock purchase plan	159	147	512	492
Total	$4,601	$3,622	$13,836	$10,850

Employee Stock Purchase Plan

The Company provides all employees, including executive officers, the ability to purchase common stock at a discount under the Company’s 2004 ESPP. The ESPP is designed to comply with Section 423 of the Internal Revenue Code and provides all employees with the opportunity to purchase up to $25,000 worth of common stock (based on the undiscounted fair market value at the commencement of the offering period) each year at a purchase price that is the lower of 85% of the fair market value of the common stock on either the date of purchase or the commencement of the offering period. An employee may not purchase more than 5,000 shares of common stock on any purchase date. The executives’ rights under the ESPP are the same as those of all other employees.

In May 2023, the Company’s stockholders, upon recommendation of the Company’s board of directors, approved an amendment to the Company’s ESPP to increase the number of shares of common stock authorized for issuance under the ESPP by an additional 3,000,000 shares.

There were approximately 3.1 million shares of common stock available for issuance under the ESPP as of September 30, 2023.

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of September 30, 2023, the Company believes that the final disposition of such matters will not have a material adverse effect on the results of operations, financial position, or cash flows of the Company and no accrual has been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

Contingencies — Milestone Rights — In July 2013, the Company entered into the Milestone Rights Agreement with the Original Milestone Purchasers, pursuant to which the Company granted the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, $55.0 million of which remains payable to the Milestone Purchasers upon achievement of such milestones.

As of September 30, 2023, the remaining Milestone Rights liability balance was $3.9 million and consisted of $0.8 million of current liability which was presented as accrued expenses and other current liabilities and $3.1 million of long-term liability which was presented as milestone liabilities in our condensed consolidated balance sheets. As of December 31, 2022, the remaining Milestone Rights liability balance was $4.8 million and consisted of $0.9 million of current liability and $3.9 million of long-term liability. The value of the Milestone Rights liability was based on initial fair value estimates calculated using the income approach and reduced by milestone achievement payments made.

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

As of September 30, 2023, the related financing liability was $104.1 million, which was recognized in the condensed consolidated balance sheet and of which $94.4 million was long-term and $9.7 million was current. As of December 31, 2022, the related financing liability was $104.1 million, of which $94.5 million was long-term and $9.6 million was current. Cash paid for interest on the financing liability totaled $7.2 million and $3.8 million for the nine months ended September 30, 2023 and 2022, respectively.

Financing liability information was as follows:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term (in years)	18.1	18.8
Weighted average discount rate	9.0%	9.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense on financing liability	$2,459	$2,466	$7,332	$7,280

The Company's remaining financing liability payments were as follows (in thousands):

September 30, 2023
2023	$2,470
2024	10,018
2025	10,269
2026	10,533
2027	10,849
Thereafter	188,453
Total	232,592
Interest payments	(125,743)
Debt issuance costs	(2,727)
Total financing liability	$104,122

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

September 30, 2023
2023	2.4
2024	14.6
2025	15.5
2026	19.4
2027	9.2

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

Lease information was as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets(1)	$5,008	$6,714

Operating lease liability-current(2)	$1,181	$1,304
Operating lease liability-long-term	4,289	5,343
Total	$5,470	$6,647

Weighted average remaining lease term (in years)	3.9	4.6
Weighted average discount rate	7.3%	7.3%

_________________________

(1)
Operating right-of-use assets related to vehicles, offices and the manufacturing facility are included in other assets in the condensed consolidated balance sheets.
(2)
Operating lease liability – current are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$422	$408	$1,253	$1,037
Variable lease costs	48	76	97	235
Cash paid	268	441	825	1,328

The Company's future minimum office and vehicle lease payments were as follows (in thousands):

September 30, 2023
2023	$221
2024	1,496
2025	1,861
2026	1,140
2027	1,072
Thereafter	643
Total	6,433
Interest expense	(963)
Total operating lease liability	$5,470

16. Income Taxes

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded, in accordance with the applicable accounting standards, that net deferred tax assets should be fully reserved.

The Company has assessed its position with regards to uncertainty in tax positions and has not recognized a liability for unrecognized tax benefits. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the nine months ended September 30, 2023, the Company did not recognize any interest or penalties. The Company’s tax years since 2018 remain subject to examination by tax authorities.

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

As of September 30, 2023, we had an accumulated deficit of $3.2 billion and a stockholders’ deficit of $251.8 million. We had a net income of $1.7 million and net loss of $13.3 million for the three and nine months ended September 30, 2023, respectively. To date, we have funded our operations primarily through the sale of our equity and convertible debt securities, from the receipt of upfront and milestone payments from collaborations, from borrowings, from sales of Afrezza and V-Go, from royalties and manufacturing revenue from UT as well as from proceeds of the sale-leaseback of our manufacturing facility in Danbury, CT.

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

RESULTS OF OPERATIONS

Trends and Uncertainties

Our collaborative agreement with UT entitles us to receive low double-digit royalties on net sales of Tyvaso DPI. Our royalty revenue reflects the upward trend in demand for Tyvaso DPI in the marketplace.

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

Three and nine months ended September 30, 2023 and 2022

Revenues

The following table provides a comparison of the revenue categories for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Net revenue – commercial product sales:
Gross revenue from product sales	$32,094	$28,544	$3,550	12%
Less: Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	14,167	12,285	$1,882	15%
Net revenue – commercial product sales	$17,927	$16,259	$1,668	10%
Gross-to-net revenue adjustment percentage	44%	43%
Revenue – collaborations and services	13,108	10,346	$2,762	27%
Royalties – collaborations	20,218	6,220	$13,998	225%
Total revenues	$51,253	$32,825	$18,428	56%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Net revenue – commercial product sales:
Gross revenue from product sales	$95,722	$65,964	$29,758	45%
Less: Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	41,888	27,157	$14,731	54%
Net revenue – commercial product sales	$53,834	$38,807	$15,027	39%
Gross-to-net revenue adjustment percentage	44%	41%
Revenue – collaborations and services	35,705	18,380	$17,325	94%
Royalties – collaborations	50,951	6,524	$44,427	*
Total revenues	$140,490	$63,711	$76,779	121%

______________________

* Not meaningful

Afrezza — Gross revenue from sales of Afrezza increased by $3.8 million, or 21%, for the three months ended September 30, 2023 compared to the same period in the prior year. The increase mainly reflects a combination of higher product demand and higher price. The gross-to-net adjustment was 38% of gross revenue, or $8.1 million, for the three months ended September 30, 2023, compared to 39% of gross revenue or $7.0 million, for the same period in the prior year. The decrease in the gross-to-net percentage was primarily driven by a decrease in anticipated product returns and co-pay assistance partially offset by an increase in rebates (as a percentage of gross sales). As a result, net revenue from sales of Afrezza increased by $2.6 million, or 24%, for the three months ended September 30, 2023, compared to the same period in the prior year.

Gross revenue from sales of Afrezza increased by $12.6 million, or 25%, for the nine months ended September 30, 2023 compared to the same period in the prior year. The increase primarily reflects a combination of higher product demand and higher price. The gross-to-net adjustment was 38% of gross revenue, or $24.3 million, for the nine months ended September 30, 2023, compared to 39% of gross revenue, or $19.8 million, for the same period in the prior year. As a result, net revenue from sales of Afrezza increased by $8.1 million, or 26%, for the nine months ended September 30, 2023, compared to the same period in the prior year.

V-Go — Gross revenue from sales of V-Go decreased by $0.2 million, or 2%, for the three months ended September 30, 2023 compared to the same period in the prior year. The decrease mainly reflects lower product demand. The gross-to-net adjustment was 58% of gross revenue, or $6.1 million, for the three months ended September 30, 2023, compared to 49% of gross revenue, or $5.3 million, for the same period in the prior year. The increase in gross-to-net percentage was mainly attributable to an increase in rebates (as a percentage of gross sales). As a result, net revenue decreased by $1.0 million, or 18%, for the three months ended September 30, 2023 compared to the same period in the prior year.

Gross revenue from sales of V-Go increased by $17.2 million, or 116%, for the nine months ended September 30, 2023 compared to the same period in the prior year. The increase was a result of nine months of sales in 2023 compared to four months in the prior year as V-Go was acquired in May 2022. The gross-to-net adjustment was 55% of gross revenue, or $17.6 million, for the nine months ended September 30, 2023, compared to 49% of gross revenue, or $7.3 million, for the same period in the prior year. The increase in gross-to-net percentage was mainly attributable to increased rebates (as a percentage of gross sales). As a result, net revenue from sales of V-Go increased by $6.9 million, or 92%, for the nine months ended September 30, 2023 compared to the same period in the prior year.

Collaborations and Services — Net revenue from collaborations and services increased by $2.8 million, or 27%, for the three months ended September 30, 2023 compared to the same period in the prior year. The increase in revenue was primarily attributable to an increase in the sale of semi-finished Tyvaso DPI to UT. During the three months ended September 30, 2023, we recognized $12.8 million of revenue under the CSA compared to $9.9 million in the prior year period. Royalty revenue increased $14.0 million, or 225%, for the three months ended September 30, 2023 compared to the same period in the prior year primarily due to an increase in patient demand.

Net revenue from collaborations and services increased by $17.3 million, or 94%, for the nine months ended September 30, 2023 compared to the same period in the prior year. The increase in revenue was primarily attributable to manufacturing revenues being deferred in the prior year period until we began commercial manufacturing in May 2022. During the nine months ended September 30, 2023, we recognized $34.9 million of revenue under the CSA compared to $15.8 million in the prior year period. Royalty revenue increased $44.4 million for the nine months ended September 30, 2023 compared to the same period in the prior year primarily due to an increase in patient demand. See Note 10 – Collaboration, Licensing and Other Arrangements.

Commercial product gross profit

The following table provides a comparison of the commercial product gross profit categories for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Commercial product gross profit:
Net revenue – commercial product sales	$17,927	$16,259	$1,668	10%
Less: Cost of goods sold	3,995	5,021	$(1,026)	(20%)
Commercial product gross profit:	$13,932	$11,238	$2,694	24%
Gross margin	78%	69%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Commercial product gross profit:
Net revenue – commercial product sales	$53,834	$38,807	$15,027	39%
Less: Cost of goods sold	14,749	11,922	$2,827	24%
Commercial product gross profit:	$39,085	$26,885	$12,200	45%
Gross margin	73%	69%

Commercial product gross profit increased by $2.7 million, or 24%, for the three months ended September 30, 2023 compared to the same period in the prior year. The increase in gross profit was primarily attributable to an increase in Afrezza sales and a decrease in Afrezza cost of goods sold. As a result, gross margin was 78% for the three months ended September 30, 2023 compared to 69% for the same period in the prior year.

Commercial product gross profit increased by $12.2 million, or 45%, for the nine months ended September 30, 2023 compared to the same period in the prior year. The increase in gross profit was primarily attributable to an increase in Afrezza sales and a related decrease in Afrezza cost of goods sold. The acquisition of V-Go in May 2022 also contributed to the increase in commercial product sales and related cost of goods sold. As a result, gross margin was 73% for the nine months ended September 30, 2023 compared to 69% for the same period in the prior year.

Expenses

The following table provides a comparison of the expense categories for the three and nine months ended September 30, 2023 (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Expenses:
Cost of goods sold	$3,995	$5,021	$(1,026)	(20%)
Cost of revenue – collaborations and services	10,259	12,439	$(2,180)	(18%)
Research and development	9,989	4,136	$5,853	142%
Selling	13,440	13,541	$(101)	(1%)
General and administrative	10,538	9,097	$1,441	16%
Gain on foreign currency transaction	(2,065)	(1,799)	$266	15%
Total expenses	$46,156	$42,435	$3,721	9%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Expenses:
Cost of goods sold	$14,749	$11,922	$2,827	24%
Cost of revenue — collaborations and services	29,955	29,451	$504	2%
Research and development	22,047	12,565	$9,482	75%
Selling	40,752	42,137	$(1,385)	(3%)
General and administrative	33,027	27,241	$5,786	21%
Gain on foreign currency transaction	(860)	(8,285)	$(7,425)	(90%)
Total expenses	$139,670	$115,031	$24,639	21%

Cost of revenue – collaborations and services decreased by $2.2 million, or 18%, for the three months ended September 30, 2023 compared to the same period in the prior year. The decrease was primarily attributable to an increase in manufacturing activities resulting in more costs being capitalized into inventory and an increase in labor costs associated with the expansion of our manufacturing capacity for Tyvaso DPI, which was capitalized and subsequently reimbursed by UT.

Cost of revenue – collaborations and services increased by $0.5 million for the nine months ended September 30, 2023 compared to the same period in the prior year. The costs of revenue for collaborations and services remained consistent with the prior year period as manufacturing activities shifted from preproduction efforts in the first five months of 2022 to full commercial production of Tyvaso DPI thereafter.

R&D expenses increased by $5.9 million, or 142%, for the three months ended September 30, 2023 and $9.5 million, or 75%, for the nine months ended September 30, 2023 compared to the same periods in the prior year. The increases were primarily attributable to development activities for MNKD-101 (inhaled clofazimine), an Afrezza post-marketing clinical study (INHALE-3) which commenced in the second quarter of 2023, increased headcount, and increased costs associated with other pipeline products.

Selling expenses remained consistent with a decrease of $0.1 million, or 1%, for the three months ended September 30, 2023 compared to the same period in the prior year.

Selling expenses decreased by $1.4 million, or 3%, for the nine months ended September 30, 2023 compared to the same period in the prior year. The decrease was primarily attributable to the termination of an Afrezza pilot promotional effort targeting primary care physicians, which ended in the third quarter of 2022, partially offset by increased headcount and promotional activities after the acquisition of V-Go in the second quarter of 2022.

General and administrative expenses increased by $1.4 million, or 16%, for the three months ended September 30, 2023 and $5.8 million, or 21%, for the nine months ended September 30, 2023 compared to the same periods in the prior year. The increase was primarily attributable to an increase in personnel costs, including stock-based compensation and headcount.

Under the Insulin Supply Agreement with Amphastar, payment obligations are denominated in Euros. We are required to record the non-cash foreign currency transaction impact of the U.S. dollar to Euro exchange rate associated with the recognized gain or loss on purchase commitments. The foreign currency transaction gain was $2.1 million for the three months ended September 30, 2023 compared to $1.8 million for the same period in the prior year and a gain of $0.9 million for the nine months ended September 30, 2023 compared to $8.3 million for the same period in the prior year.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Interest income	$1,580	$663	$917	138%
Interest expense on financing liability	(2,459)	(2,466)	$(7)	(0%)
Interest expense	(2,815)	(2,812)	$3	0%
Other income (expense)	318	(207)	$525	*
Total other expense	$(3,376)	$(4,822)	$(1,446)	(30%)

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Interest income	$4,429	$1,556	$2,873	185%
Interest expense on financing liability	(7,332)	(7,280)	$52	1%
Interest expense	(12,474)	(12,202)	$272	2%
Gain on available-for-sale securities	932	—	$932	*
Other income (expense)	286	(207)	$493	*
Total other expense	$(14,159)	$(18,133)	$(3,974)	(22%)

________________________

* Not meaningful

Interest income, consisting of interest on investments net of amortization, increased $0.9 million for the three months ended September 30, 2023 and $2.9 million for the nine months ended September 30, 2023 compared to the same periods in the prior year primarily due to higher yields on our marketable securities and money market funds.

Interest expense on the financing liability was $2.5 million for the three months ended September 30, 2023 and $7.3 million for the nine months ended September 30, 2023, and remained consistent with the same periods in the prior year. See Note 15 – Commitments and Contingencies.

Interest expense was $2.8 million for the three months ended September 30, 2023 and $12.5 million for the nine months ended September 30, 2023, and remained consistent with the same periods in the prior year due to fixed interest rates on notes and consistent recognition of interest expense related to the achievement of Afrezza milestones. See Note 8 – Accrued Expenses and Other Current Liabilities and Note 9 – Borrowings.

Gain on available-for-sale securities for the nine months ended September 30, 2023 was $0.9 million as a result of the change in the fair value of the investment that related to credit risk. There was no such gain for three months ended September 30, 2023 or the nine months ended September 30, 2022.

Other income (expense) for the three and nine months ended September 30, 2023 and 2022 consisted of gain or loss fluctuations in foreign currency hedging transactions that were entered into to mitigate our exposure to the foreign currency exchange risk associated with our Insulin Supply Agreement. The three and nine months ended September 30, 2023 also included the recognition of a gain on disposal of fixed assets.

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

As of September 30, 2023, we had $64.6 million in insulin purchase commitments and $277.1 million principal amount of outstanding debt, consisting of:

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
•
$38.3 million principal amount under the MidCap credit facility, bearing interest at an annual rate equal to one-month Secured Overnight Financing Rate (“SOFR”) plus 6.25% (capped at a total of 8.25%), subject to a one-month SOFR floor of 1.00%. Interest is payable monthly in arrears. Principal is payable in equal monthly installments beginning in September 2023 through maturity in August 2025.
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

In July 2013, we issued the Milestone Rights pursuant to the Milestone Rights Agreement to the Original Milestone Purchasers. The Milestone Rights were subsequently assigned the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $55.0 million of which remain payable, as of September 30, 2023, upon achievement of such milestones. See Note 8 – Accrued Expenses and Other Current Liabilities, Note 9 – Borrowings and Note 15 – Commitments and Contingencies for further information related to the Milestone Rights.

During the nine months ended September 30, 2023, we generated $12.4 million of cash from our operating activities, which consisted primarily of $167.3 million of revenue, partially offset by $60.4 million of cost of goods sold, $35.7 million of selling expenses, $25.4 million of general and administrative expenses, $20.8 million of R&D costs and $13.0 million of cash paid for interest.

During the nine months ended September 30, 2022, we used $78.3 million of cash for our operating activities, which primarily consisted of $59.1 million of selling and general and administrative expenses, $5.0 million of cost of goods sold, $16.0 million of costs for R&D and $12.0 million of cash paid for interest, partially offset by $63.0 million of revenue.

Cash provided by investing activities of $5.9 million for the nine months ended September 30, 2023 was primarily due to $92.6 million of proceeds received from the sales of debt securities, partially offset by the purchase of debt securities of $50.5 million and by $36.6 million for the purchase of property and equipment which was substantially paid for by UT as part of our facility expansion project to increase manufacturing capacity.

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

Cash used in financing activities of $5.1 million for the nine months ended September 30, 2023 was primarily due to $10.2 million of payments to taxing authorities from equity withheld upon vesting of RSUs and stock options, and payments of $1.7 million on MidCap credit facility, partially offset by $6.9 million in proceeds from at-the-market offerings and $1.1 million in proceeds from market price and employee stock purchase plan.

Cash provided by financing activities of $18.6 million for the nine months ended September 30, 2022 was primarily due to net proceeds from at-the-market offering of $19.4 million.

Future Liquidity Needs

We believe we will be able to meet our near-term liquidity needs based on our cash, cash equivalents and investments on hand, sales of Afrezza and V-Go, and royalties and manufacturing revenue from the production and sale of Tyvaso DPI as well as through debt or equity financing, if necessary, for our long-term liquidity needs. Although we generated a net income and positive cash flows from operations during the three months ended September 30, 2023, we have not done so on a consistent basis. In addition, we expect to continue to incur expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for our products and development costs for other product candidates in our pipeline. As of September 30, 2023, we had capital resources comprised of $83.0 million in cash and cash equivalents, $58.0 million in short-term investments and $3.3 million in long-term investments, and total principal amount of outstanding borrowings of $277.1 million.

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

If a hypothetical 10% change in the one-month SOFR interest rates on September 30, 2023 were to have occurred, this change would not have had a material effect on our interest payment obligation.

Foreign Currency Exchange Risk

In April 2023, we entered into a 90-day foreign currency hedging transaction to mitigate our exposure to foreign currency exchange risks associated with our insulin purchase obligation under the Insulin Supply Agreement. The hedging transaction hedges against short-term currency fluctuations for the remaining current year purchase obligation under the Insulin Supply Agreement of €2.4 million, for which we realized a $0.1 million loss during the three months ended September 30, 2023. This amount is recorded in other income and expense.

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement with Amphastar. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro. For the nine months ended September 30, 2023, we realized a $0.9 million currency gain, which was included in loss on foreign currency transaction in the accompanying condensed consolidated statements of operations.

Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on September 30, 2023 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax loss of approximately $6.5 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and our Chief Financial Officer have concluded, as of such date, that our disclosure controls and procedures were effective.

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
•
We have a history of operating losses. We may incur losses in the future and we may not generate positive cash flow from operations in the future.
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

Risk Factors

RISKS RELATED TO OUR BUSINESS

The products that we or our collaboration partner are commercializing may only achieve a limited degree of commercial success.*

Successful commercialization of therapeutic products is subject to many risks, including some that are outside our control. There are numerous examples of failures to fully exploit the market potential of therapeutic products, including by biopharmaceutical and device companies with more experience and resources than us. Products that we commercialize ourselves (including any products that we may develop or acquire in the future) and the product that is commercialized by our current collaboration partner (including future products that may be commercialized by a collaboration partner) may not gain market acceptance among physicians, patients, third-party payers and the healthcare community. The degree of market acceptance of our or a collaboration partner’s products depends on many factors, including the following:

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
•
marketing and distribution support.

Because of these and other factors, the products described above may not gain market acceptance or otherwise be commercially successful. Failure to achieve market acceptance would limit our ability to generate revenue and would adversely affect our results of operations. We and our current or any future collaboration partner may need to enhance our/their commercialization capabilities in order to successfully commercialize such products in the United States or any other jurisdiction in which such product is approved for commercial sale, and we or the collaboration partner may not have sufficient resources to do so.

In order to increase adoption and sales of our products, we need to continue to develop our commercial organization, including maintaining and growing a highly experienced and skilled workforce with qualified sales representatives.*

We have built a sales force that promotes Afrezza and V-Go to endocrinologists and selected primary care physicians. In order to successfully commercialize any approved products, we must continue to build our sales, marketing, distribution, managerial and other commercial capabilities. The market for skilled commercial personnel is highly competitive, and we may not be able to hire all of the personnel we need on a timely basis or retain them for a sufficient period. Factors that may hinder our ability to successfully market and commercially distribute our products include:

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up production to commercial batch sizes. These problems include difficulties with production costs, capacity utilization and yields. We may also experience shortages of qualified personnel, which could impact our ability to meet manufacturing requirements. In addition, there is a need to comply with strictly enforced federal, state and foreign regulations, including inspections. Our facility is inspected on a regular basis by the FDA. If the FDA makes any major observations during future inspections, the corrective actions required could be onerous and time-consuming.

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

As demand for our products increases, we may have to invest additional resources to purchase components, hire and train employees, and enhance our manufacturing processes. If we fail to increase our production capacity efficiently, our sales may not increase in line with our forecasts and our operating margins could fluctuate or decline. In addition, we may be unable to support commercialization of Tyvaso DPI.

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

Because we do not have long-standing relationships with all of our suppliers, we may not be able to convince them to continue to make components available to us unless there is demand for such components from their other customers. If any one or more of our suppliers cease to provide us with sufficient quantities of components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. Because of factors such as the proprietary nature of our product, our quality control standards and regulatory requirements, we cannot quickly engage additional or replacement suppliers for some of our critical components.

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
•
the degree to which revenue from Afrezza exceeds or not the minimum revenue covenants under our credit and security agreement with MidCap Financial Trust (the “MidCap credit facility”), if applicable;
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

We have a history of operating losses. We may incur losses in the future and we may not generate positive cash flow from operations in the future.*

We have rarely generated positive net cash flow from operations. As of September 30, 2023, we had an accumulated deficit of $3.2 billion. The accumulated deficit has resulted principally from costs incurred in our R&D programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and may incur operating losses in the future in order to continue commercializing our products and to advance development of product candidates in our pipeline.

Our losses have had, and may continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Our ability to achieve and sustain positive cash flow from operations and profitability depends heavily upon successfully commercializing our products, and although we had positive cash flow from operations during the nine months ended September 30, 2023, we may not generate positive cash flow from operations or be profitable in the future.

We may not be able to generate sufficient cash to service all of our indebtedness and commitments.*

Our ability to make scheduled payments on our insulin purchase commitments and debt obligations will depend on our financial and operating performance, which is subject to the commercial success of our products, the extent to which we are able to successfully develop and commercialize additional products, prevailing economic and competitive conditions, and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If we fail to pay interest on, or repay, our outstanding term loan under the MidCap credit facility or borrowings under the Senior convertible notes or the Mann Group convertible note when required, we will be in default under the instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. If our cash flows and capital resources are insufficient to fund our obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness and lease obligations. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled obligations or that these actions would be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations when due. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

Our business, product sales, results of operations and ability to access capital could be adversely affected by the effects of health pandemics or epidemics, in regions where we or third parties distribute our products or where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations.*

Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we have business operations, and we could experience significant disruptions in the operations of third-party manufacturers and distributors upon whom we rely. For example, sales and demand for Afrezza were adversely affected by the global COVID-19 pandemic, and a resurgence of the COVID-19 pandemic or future pandemics or epidemics could adversely affect the demand for and sales of our products in the future. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In addition, our contract manufacturers in China could be impacted by that country’s recent policy of strict lockdowns in order to reduce the spread of disease. Disruptions in sales and demand for our products would be expected to occur:

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

Clinical trials of our products were delayed as a result of the COVID-19 pandemic and may be affected by a resurgence in the COVID-19 pandemic or a future health pandemic or epidemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the health pandemic or epidemic. Some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff would adversely impact our clinical trial operations.

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

For example, in June 2023, the contract manufacturer responsible for the production of clofazimine inhalation solution, the investigational product we are developing as MNKD-101, experienced a fire in its manufacturing facility in Germany. As a result of the incident, the initiation of a Phase 2/3 clinical study of MNKD-101, originally planned for late 2023, is now expected to commence sometime in the first half of 2024. If we fail to commence or complete, or experience delays in or are forced to curtail, our proposed development programs or otherwise fail to adhere to our projected development goals in the timeframes we expect (or within the timeframes expected by analysts or investors), our business, financial condition and results of operations may be harmed and the market price of our common stock and other securities may decline. In addition, we may be delayed or prevented from generating revenues from milestone or other payments that depend on our ability to achieve any milestone obligations specified in an out-licensing arrangement.

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

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.*

At least for the foreseeable future, we expect that our manufacturing facility in Connecticut will be the sole location for the manufacturing of Afrezza and Tyvaso DPI. Similarly, our contract manufacturer in Southern China is the only location for the assembly of V-Go. Additional contract manufacturers in China perform release testing, sterilization, inspection and packaging functions. These facilities and the specialized manufacturing equipment we use at them would be costly to replace and could require substantial lead-time to repair or replace. We depend on our facilities and on collaborators, contractors and vendors for the continued operation of our business. Natural disasters or other catastrophic events, including interruptions in the supply of natural resources, political and governmental changes, severe weather conditions, public health pandemics or epidemics, wars, conflicts (including the current Russia-Ukraine war and the state of war between Israel and Hamas), wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, volcanic eruptions, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. We might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs or cause interruptions in our commercialization of our products.

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

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standards or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremediated high risk or critical vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. We have in the past experienced security incident(s). For example, like many companies, we use SolarWinds to help manage our information technology systems. A cyber-attack on SolarWinds was discovered in December 2020 and widely exploited by threat actors. Upon learning of this vulnerability, we applied the software patch provided by SolarWinds and remediated the incident. The incident did not appear to have any negative impact on our operations or the sensitive information we may process. In addition, a ransomware attack on Ultimate Kronos Group’s (“UKG”) Kronos Private Cloud service was discovered in December 2021. At the time, we used UKG Pro, a product offered through UKG that is not in the Kronos Private Cloud, for human capital management. UKG is not aware of an impact on UKG Pro and the incident did not appear to have any negative impact on our operations or the sensitive information we may process. Thus, despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful.

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

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payers to contain or reduce the costs of healthcare through various means. In the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that there will continue to be a number of federal and state proposals to implement similar and/or additional governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private third-party payers may take in response to any drug pricing and reimbursement reform proposals or legislation. Further, to the extent that such reforms have a material adverse effect on our ability to commercialize our products and product candidates under development, our business, financial condition and profitability may be adversely affected.

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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union's General Data Protection Regulation (“EU GDPR”) and, the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and Australia’s Privacy Act, impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Our employees and personnel use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these reasons to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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
•
geopolitical events, such as the current Russia-Ukraine and Israel-Hamas conflicts;
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

Other international and geopolitical events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine and the two countries are now at war. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. Additionally, in October 2023, Hamas initiated an attack against Israel, provoking a state of war and the risk of a larger conflict. While we cannot predict the broader consequences, these conflicts and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2023, we elected to pay quarterly interest under the Mann Group convertible note of approximately $0.1 million by issuing the Mann Group 13,439 shares of common stock. See Note 9 – Borrowings.

We relied on an exemption from registration provided by Section 3(a)(9) or 4(a)(2) of the Securities Act of 1933, as amended, for the issuance of the shares described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, three of our executive officers adopted written trading plans for the orderly disposition of the Company’s securities as set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold		Expiration Date
Michael Castagna Chief Executive Officer	Adoption	September 1, 2023	X	—	190,482		December 29, 2023
Steven Binder Chief Financial Officer	Adoption	August 18, 2023	X	—	31,000	(3)	September 10, 2024
David Thomson EVP, General Counsel	Adoption	September 5, 2023	X	—	37,000	(3)	September 5, 2024

_________________________

(1)
Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)
"Non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3)
These trading plans are designed to sell a specified percentage of the net shares delivered after tax withholding on five separate awards. The actual number of shares to be sold will depend on state and federal tax rates applicable on the relevant vesting dates (currently assumed to be a combined 32.3%) as well as the payout, if any, of a market RSU award that will deliver the number of shares (currently assumed to be 100% of target) determined by the percentile ranking of MannKind total shareholder return (TSR) over a three-year measurement period relative to the TSR of the Russell 3000 Pharmaceutical & Biotechnology Index over the same period. Based on these assumptions, the total shares of common stock to be sold by Steven Binder and David Thomson approximate 31,000 and 37,000, respectively. See Note 12 – Stock Award Plans in the Company's Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022.

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

Dated: November 7, 2023	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ STEVEN B. BINDER
Steven B. Binder
Chief Financial Officer (Principal Financial and Accounting Officer)