Form 10-K
period 2023-12-31
MANNKIND CORP
filed 2024-02-27
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the Nasdaq Global Market, was approximately $1,084,416,366.

As of February 16, 2024, there were 270,418,215 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement (the “Proxy Statement”) for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 29, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K.

MANNKIND CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2023

Forward-Looking Statements

Statements in this report that are not strictly historical in nature are “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. These statements may include, but are not limited to, statements regarding: our ability to successfully market, commercialize and achieve market acceptance for Afrezza®, V-Go® or other product candidates or therapies that we may develop or acquire; our ability to manufacture sufficient quantities of Afrezza and obtain insulin supply as needed; our ability to manufacturing sufficient quantities of Tyvaso DPI® to meet demand; our plan to initiate a Phase 3 registrational study of MNKD-101 in the United States in the second quarter of 2024; our plan to initiate a Phase 1 clinical study of MNKD-201 in the second quarter of 2024; our expectation that the INHALE-1 study will complete enrollment in the first quarter of 2024; our expectation that we will package some of the Tyvaso DPI stock-keeping units in our Danbury facility; our expectations regarding our contract manufacturer’s ability to meet our current and expected near-term demand for V-Go; our ability to successfully commercialize our Technosphere drug delivery platform; our estimates for future performance; our estimates regarding future financial results, capital requirements and our needs for additional financing; the progress or success of our research, development and clinical programs, including the application for and receipt of regulatory clearances and approvals; our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others our ability to service our debt obligations; and scientific studies and the conclusions we draw from them. These statements are only predictions or conclusions based on current information and expectations and involve a number of risks and uncertainties. The underlying information and expectations are likely to change over time. Actual events or results may differ materially from those projected in the forward-looking statements due to various factors, including, but not limited to, those set forth under the caption “Risk Factors” and elsewhere in this report. In addition, statements like “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Afrezza, Technosphere®, BluHale®, Dreamboat® and V-Go, and MannKind Corporation are our trademarks in the United States. We have also applied for or have registered company trademarks in other jurisdictions. This document also contains trademarks and service marks of other companies that are the property of their respective owners.

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
•
We have a history of operating losses. We may incur losses and may not generate positive cash flow from operations in the future.
•
We may not be able to generate sufficient cash to service all of our indebtedness and commitments
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
•
We are subject to stringent and changing U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

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

In our endocrine business unit, we currently commercialize two products: Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, and the V-Go wearable insulin delivery device, which provides continuous subcutaneous infusion of insulin in adults that require insulin. Afrezza was developed by us and received approval from the FDA in June 2014. Afrezza consists of a dry powder formulation of human insulin delivered from a small portable inhaler. Administered at the beginning of a meal, Afrezza dissolves rapidly upon inhalation to the lung and delivers insulin quickly to the bloodstream. V-Go received 510(k) clearance by the FDA in 2010 and has been available commercially since 2012. In May 2022, we acquired V-Go from Zealand Pharma A/S and Zealand Pharma US, Inc. (together “Zealand”) and began integrating the product into our endocrine business unit. V-Go is a mechanical basal-bolus insulin delivery system that is worn like a patch and can eliminate the need for taking multiple daily shots. V-Go administers a continuous preset basal rate of insulin over 24 hours and provides discreet on-demand bolus dosing at mealtimes.

We are solely responsible for the commercialization of Afrezza and V-Go in the United States. Outside of the U.S., our strategy has been to establish regional partnerships in foreign jurisdictions where there are commercial opportunities, subject to the receipt of necessary foreign regulatory approvals. Our partner in Brazil, Biomm S.A. (“Biomm”), commenced commercialization of Afrezza in January 2020. Our partner in India, Cipla Ltd. (“Cipla”), recently submitted a marketing authorization application to the Drug Controller General of India.

The proprietary formulation and inhaler technologies used in Afrezza have also been deployed in our efforts to develop products to treat orphan lung diseases. The first product to come out of our orphan lung disease pipeline, Tyvaso DPI (treprostinil) inhalation powder, received FDA approval in May 2022 for the treatment of pulmonary arterial hypertension (PAH) and pulmonary hypertension associated with interstitial lung disease (PH-ILD). Tyvaso DPI is the first and only approved dry powder inhaled treatment for PAH and PH-ILD. Our development and marketing partner (sometimes referred to as our collaboration partner), United Therapeutics Corporation (“United Therapeutics” or “UT”) began commercializing Tyvaso DPI in June 2022 and is obligated to pay us a royalty on net sales of the product. We also receive a margin on supplies of Tyvaso DPI that we manufacture for UT.

The lead program in our pipeline of potential treatments for orphan lung diseases is MNKD-101, a nebulized formulation of clofazimine, for the treatment of severe chronic and recurrent pulmonary infections, including nontuberculous mycobacterial (NTM) lung disease. We believe an orally inhaled formulation of clofazimine could potentially provide several clinical advantages over the current solid oral dosage form of this drug. The FDA has designated MNKD-101 as both an orphan drug and a qualified infectious disease product for the treatment of pulmonary NTM infections. We plan to initiate a Phase 2/3 registrational study of MNKD-101 in the United States in the second quarter of 2024.

The next most advanced program in our pipeline is MNKD-201, a dry-powder formulation of nintedanib, for the treatment of idiopathic pulmonary fibrosis (IPF). An oral dosage form of nintedanib was approved for IPF by the FDA in 2014. However, a fairly large oral dose is required in order to achieve sufficient drug levels in lung tissue. Our goal with an inhaled formulation is to deliver a therapeutic amount of nintedanib to the lungs while avoiding high levels of the drug in other tissues, where it is associated with undesirable side effects. We plan to initiate a Phase 1 clinical study of MNKD-201 in the second quarter of 2024.

To aid in the development of oral inhalation products, we have created a number of innovative tools, including a novel inhalation profiling apparatus, known as BluHale that uses miniature sensors to assess the drug delivery process at the level of an individual inhaler. The BluHale apparatus medical device provides real-time data regarding patient usage and delivery system performance that is transmitted to a user interface, such as a smartphone application. During 2020, we released a BluHale Professional version of the apparatus for use as a training tool in certain physicians' offices. A consumer version of the apparatus, with additional features, was used as part of a clinical study of Afrezza (the INHALE-3 study) in 2023. The learnings from this study will help guide future releases of the apparatus and its corresponding smartphone application.

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

Our Technosphere powders are intended to be administered with our innovative, breath-powered, dry powder inhalers. Our inhalers are easy to use, cost-effective and can be produced in both a reusable (chronic treatment) and a single-use (acute treatment) format. Both the reusable and single-use inhaler formats use the same internal air-flow design. Afrezza and Tyvaso DPI both use the reusable format (also known as Dreamboat). Being breath-powered, our inhalers require only the patient’s inhalation effort to deliver the powder. To administer a dose of the inhalation powder, a patient loads a cartridge into our inhaler and inhales through the mouthpiece. Upon inhalation, the dry powder is lifted out of the cartridge and broken up (or de-agglomerated) into small particles. The inhalers are engineered to produce an aggressive airstream that de-agglomerates the powder while keeping the powder moving relatively slowly. This slow-moving powder effectively navigates the patient’s airways to reach the deep lung with minimal deposition at the back of the throat. Our inhalers show very little change in performance (i.e., efficient cartridge emptying) over a wide range of inhalation efforts. We have a supply agreement with the contract manufacturer that produces the plastic-molded parts for our inhaler and the corresponding cartridges. We expect to be able to qualify an additional vendor of plastic-molding contract manufacturing services, if warranted by demand. We assemble the inhalers from the individual components at our Connecticut facility.

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

Currently, the only source of insulin that we have qualified for Afrezza is manufactured by Amphastar France Pharmaceuticals S.A.S. (“Amphastar”). In April 2014, we entered into a supply agreement with Amphastar (as amended, the “Insulin Supply Agreement”) to purchase certain annual minimum quantities with an aggregate purchase commitment of €120.1 million over a term that currently extends through at least December 31, 2034. As of December 31, 2023, there was €59.5 million remaining in aggregate purchase commitments under this agreement. See additional information in Note 16 – Commitments and Contingencies to the consolidated financial statements for further information related to the Insulin Supply Agreement.

The treprostinil used to produce Tyvaso DPI is supplied to us at no cost by United Therapeutics.

In the past, we purchased FDKP, the primary component of Technosphere powders, from a major chemical manufacturer with facilities in Europe and North America. We subsequently developed a more efficient process for manufacturing FDKP and transferred the new process to a different European chemical manufacturer. We are currently evaluating the comparability of powders made with the two different sources of FDKP. If testing is successful, we plan to include the additional source of FDKP in a future update to our drug master file.

We also have an agreement with the contractor that performs the final packaging of Afrezza and Tyvaso DPI overwraps, inhalers and printed material into patient kits. In 2024, we expect that we will package some of the Tyvaso DPI stock-keeping units in our Danbury facility, which will supplement our revenue from collaborations and services. If warranted by demand, we expect to be able to qualify additional packaging service providers.

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

V-Go is assembled from components that are manufactured to our specifications. Each completed device is tested to ensure compliance with our engineering and quality assurance specifications. A series of automated inspection checks, including x-ray assessments and lot-released testing, are also conducted throughout the manufacturing process to verify proper assembly and functionality. When mechanical components are sourced from outside vendors, those vendors must meet our detailed qualification and process control requirements. We maintain a team of product and process engineers, supply chain and quality personnel who provide product and production line support for V-Go. We also utilize a full-time dedicated contractor based in China.

Some of the parts and components of V-Go are purchased from single-source vendors, and we manage any single-source components and suppliers through our global supply chain operation. We believe that, if necessary, alternative sources of supply for such components would be available in a relatively short period of time and on commercially reasonable terms once such alternate suppliers have the appropriate tooling in place.

The BluHale device is assembled for us by a CMO using components that are sourced from multiple vendors.

We manufacture both the clofazimine inhalation solution being evaluated in the MNKD-101 program and the nintedanib dry powder formulation being evaluated in the MNKD-201 program in our Danbury facility. We purchase clofazimine and nintedanib from suppliers of generic drug substances.

In general, our suppliers and contract manufacturers are sophisticated and mature organizations, often with multinational operations, that have significant experience with pharmaceutical and medical device manufacturing. Our quality and manufacturing personnel conduct extensive inspections to qualify new vendors and conduct periodic GMP audits of their operations on an ongoing basis. Our CMO facilities and the facilities of our critical suppliers are subject to periodic inspection by the FDA and corresponding state and foreign agencies. With the expansion of our supply chain into the electronic components that are required for BluHale devices, we have begun to require our vendors to confirm that conflict minerals are not knowingly or intentionally added during the manufacturing process for, or are unnecessary to the functionality or production of, the components that we source from such vendors.

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

Our Technosphere drug delivery platform enjoys patent protection relating to the powder, its manufacture, its use for pulmonary delivery of drugs as well as protection related to our inhalers and associated cartridges. We have additional patent coverage relating to methods for the treatment of diabetes using Afrezza. Overall, Afrezza is protected by approximately 630 issued patents and 40 pending patent applications in the United States and selected jurisdictions around the world, the longest-lived of which will expire in 2032. Similarly, Tyvaso DPI is protected by approximately 400 issued patents in the United States and elsewhere and an additional 45 pending patent applications. Currently, the longest-lived patent protection for Tyvaso DPI in our portfolio will expire in 2035. Various features of the commercial V-Go device are protected by a portfolio of approximately 110 issued patents and another 18 pending patent applications, the longest-lived of which will expire in 2033. Additional patents and patent applications are expected to provide protection for products in our pipeline, including MNKD-101, MNKD-201, our BluHale inhalation-profiling apparatus and various development tools. Our entire worldwide portfolio consists of approximately 1,200 issued patents and approximately 200 pending patent applications We expect to file further patent applications as our research and development efforts continue.

Drug delivery is a crowded field and a substantial number of patents have been issued to inventors and companies in this space. In addition, because patent positions can be highly uncertain and frequently involve complex legal and factual questions, the breadth of claims obtained in any application or the enforceability of issued patents cannot be confidently predicted. Further, there can be substantial delays in commercializing pharmaceutical products, which can partially consume the statutory period of exclusivity through patents. For some of our inventions, particularly manufacturing processes and improvements, we have chosen to rely on trade secrets and know-how, which are not protected by patents, to maintain our competitive position.

We use trademarks and service marks to protect our corporate brand as well as the branding associated with Afrezza, V-Go, our Technosphere formulation technology, our device platform and the product support programs that we have developed. Our current portfolio consists of approximately 265 registered trademarks and 35 applications in the U.S. and selected foreign jurisdictions. We routinely monitor competing trademarks and, when necessary, oppose marks that we believe would be confusing to consumers. We also enforce against the unauthorized use or misappropriation of our marks.

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

As the holder of marketing approvals for Afrezza and V-Go, we are subject to continuing regulation by the FDA, including post marketing study commitments or requirements, record-keeping requirements, reporting of adverse experiences with our products, submitting periodic reports, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, and complying with certain electronic records and signature requirements. For example, as part of the approval of Afrezza, the FDA required us to conduct certain additional clinical studies of Afrezza in pediatric patients. In 2021, we initiated a Phase 3 clinical trial to evaluate the safety and efficacy of Afrezza in combination with basal insulin versus multiple daily injections of insulin in children and adolescents aged 4-17 who are living with type 1 or type 2 diabetes. This study, known as the INHALE-1 study, is expected to complete enrollment in the first quarter of 2024. When Afrezza was approved, the FDA also required us to conduct an additional long-term safety study that was originally intended to compare the incidence of pulmonary malignancy observed with Afrezza to that observed in a standard of care control group. We have an ongoing dialogue with the FDA regarding the agency’s current interest in the long-term safety of Afrezza and an appropriate study design or registry to address any concerns.

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

Moreover, in the United States, there have been several presidential executive orders, congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. The Inflation Reduction Act (the “IRA”), which was signed into law in August 2022, limited insulin copays to $35 per month for Medicare Part D beneficiaries starting in 2023 and extended enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminated the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In addition, the IRA, among other things, (1) directed the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposed rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration's October 2022 executive order, on February 14, 2022, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. On December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted

SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

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

Privacy

We are subject to data privacy and security laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. For example, HIPAA, as amended by the Health Information Technology and Clinical Health Act (“HITECH”), and their respective implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates” — independent contractors or agents of covered entities, which include certain healthcare providers, health plans, and healthcare clearinghouses, that receive or obtain protected health information in connection with providing a service on behalf of a covered entity, and their covered subcontractors. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions.

State laws also govern the privacy and security of personal data, including health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which became effective January 1, 2023, expands the CCPA. The CPRA established a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which became effective in 2023. U.S. federal and state consumer protection laws require us to publish statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

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

Long-Lived Assets

Our long-lived assets are located in the United States and China and totaled $90.0 million and $53.0 million as of December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, we had 414 total at-will employees, of which 411 were full-time. Of our full-time employees, 227 were engaged in manufacturing, 32 in research and development, 58 in general and administrative and 94 in selling and marketing. Twenty-one of these employees had a Ph.D. degree and/or M.D. degree and were engaged in activities relating to research and development, manufacturing, quality assurance or business development. As of December 31, 2023, our workforce was distributed among gender and ethnic minorities as follows:

Grade Levels	Number	Female (%)	Ethnic minority (%)
Vice President and above	20	25%	25%
Executive Director, Director and Senior Manager	114	46%	28%
Managers and below	280	41%	45%
All employees	414	41%	40%

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

Occupational Health and Safety

Hazardous materials are inherent in our operations, and it is not possible to eliminate completely the risk of accidental exposure from our operations. We have established procedures to comply with governmental regulations regarding workplace safety, including training employees to enable them to recognize risks and empower them to learn, discover, work safely, and to minimize injuries, illnesses, environmental impact and regulatory risks. In 2023, our total illness and injury incidence rate was 0.8 per 100 employees compared to the 2022 industry average of 1.6, as reported by the U.S. Department of Labor, and our DART (days away/restricted or job transfer) incident rate was 0.4 per 100 employees compared to the 2022 industry average of 1.2. We will continue our efforts to ensure a high level of workplace safety.

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

A partial listing of our current scientific advisors is maintained on our corporate website at www.mannkindcorp.com.

Information about our Executive Officers

The following table sets forth our current executive officers and their ages:

Name	Age	Position(s)
Michael E. Castagna, Pharm.D.	47	Chief Executive Officer
Steven B. Binder	61	Chief Financial Officer
Burkhard Blank	69	Executive Vice President, Research and Development, and Chief Medical Officer
Lauren Sabella	63	Chief Operating Officer
Sanjay Singh, M Pharm, MBA	57	Executive Vice President, Technical Operations
Stuart A. Tross, Ph.D.	57	Executive Vice President, Human Resources
David B. Thomson, Ph.D., J.D.	57	General Counsel and Secretary

Michael E. Castagna, Pharm.D. has been our Chief Executive Officer since May 2017 and was our Chief Commercial Officer from March 2016 until May 2017. From November 2012 until he joined us, Dr. Castagna was at Amgen, Inc., where he initially served as Vice President, Global Lifecycle Management, and subsequently, Vice President, Global Commercial Lead for Amgen’s Biosimilar Business Unit. From 2010 to 2012, he was Executive Director, Immunology, at Bristol-Myers Squibb Company (“BMS”), an innovative global biopharmaceutical company. Before BMS, Dr. Castagna served as Vice President & Head, Biopharmaceuticals, North America, at Sandoz, a division of Novartis. He has also held positions with commercial responsibilities at EMD (Merck) Serono, Pharmasset and DuPont Pharmaceuticals. He received his pharmacy degree from the University of the Sciences-Philadelphia College of Pharmacy, a PharmD. from Massachusetts College of Pharmacy & Sciences and an MBA from The Wharton School of Business at the University of Pennsylvania.

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

Burkhard Blank, M.D. has been our Executive Vice President, Research and Development and our Chief Medical Officer since May 2023. Before joining us, since 2022, Dr. Blank served as CMO/Head of R&D at Pharnext SA after serving seven years in the same position at Acorda Therapeutics. While at Acorda, he oversaw the Phase 3 development in North America and in Europe for Inbrija® (levodopa inhalation powder) for Parkinson’s disease with subsequent one-cycle approvals by the FDA and the EMA. Earlier in his career, Dr. Blank spent 20 years between Boehringer Ingelheim Pharmaceuticals in Ridgefield, CT, and Boehringer Ingelheim GmbH in Germany, serving in progressive leadership roles. Under his guidance, four products received approval including Spiriva® (for COPD) for which he oversaw development and led the presentation at the FDA advisory committee meeting. Dr. Blank received his medical degree from Universitaet Marburg, Germany, and is board-certified in internal medicine.

Lauren Sabella has been our Chief Operating Officer since March 2023. Prior to joining us, Ms. Sabella served as Principal at LS Consulting Group, a strategic advisory group providing consulting services to pharmaceutical and emerging biotech companies, from September 2022 until March 2023. From September 2021 until September 2022, Ms. Sabella served as Chief Operating Officer at Acorda Therapeutics, Inc. (“Acorda”). Ms. Sabella was previously Acorda’s Chief Commercial Officer from February 2015 to September 2021. Before that, from January 2010 to February 2015, she was Acorda’s Executive Vice President, Commercial Development. Prior to that, Ms. Sabella was the Founder and Principal of Tugboat Consulting Group, an independent consulting practice assisting companies in the commercialization process. Ms. Sabella also served as Corporate Officer and Vice President of Commercial Development at Altus Pharmaceuticals Inc. (“Altus”) from May 2006 to September 2008, with responsibility for all aspects of commercialization. Prior to joining Altus, Ms. Sabella was employed by Boehringer Ingelheim Pharmaceuticals for 18 years in positions of increasing responsibility, which included over ten years of marketing experience during which she led several product launches including Mobic, an NSAID that became a $1 billion brand. In her last role, she served as Vice President of Sales, Eastern Zone, where she led the sales launch of Spiriva and ran both Primary Care and Specialty Divisions, including Neurology, Urology and Cardio/Pulmonary. Ms. Sabella holds a B.B.A. from Hofstra University.

Sanjay Singh has been our Executive Vice President, Technical Operations since October 2022. Before joining us, since 2011 Mr. Singh served as Sr. Vice President and Associate President Technical Operations in India and USA at Aurobindo Pharma, a leading generic pharmaceutical manufacturing company, headquartered in Hyderabad, India. Prior to Aurobindo, Mr. Singh worked in various leadership roles at Cipla Ltd (2000 – 2007, 2008-2011), Glenmark Pharma (2007-2008), Nicholas Piramal India Ltd (1992-2000) and Cadila Laboratories (1990-1991). Mr. Singh has been associated with the Parenteral Drug Association (PDA) and was the founding president of the PDA, India chapter before moving to the US in 2015. Mr. Singh received an M. Pharma. degree in Pharmaceutical Chemistry from LM College of Pharmacy, Ahmedabad, India and an MBA degree from Institute of Management Studies, Indore, India.

Stuart A. Tross, Ph.D. has been our Executive Vice President, Human Resources since December 2016, with responsibilities for human resources, information technology, corporate communications and west coast facilities. From 2006 to 2016 he served in various roles of increasing responsibility at Amgen, Inc., most recently as Senior Vice President and Chief Human Resources Officer responsible for human resources and security on a global basis. From 1998 to 2006 he served in a series of leadership roles at BMS, most recently as Vice President and Global Head of Human Resources for Mead Johnson Company. Mr. Tross received a B.S. degree from Cornell University and M.Sc. and Ph.D. degrees in Industrial-Organizational Psychology from the Georgia Institute of Technology.

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

Successful commercialization of therapeutic products is subject to many risks, including some that are outside our control. There are numerous examples of failures to fully exploit the market potential of therapeutic products, including by biopharmaceutical and device companies with more experience and resources than us. Products that we commercialize ourselves (including any products that we may develop or acquire in the future) and the product that is commercialized by our current collaboration partner (including future products that may be commercialized by our collaboration partner) may not gain market acceptance among physicians, patients, third-party payers and the healthcare community. The degree of market acceptance of our or a collaboration partner’s products depends on many factors, including the following:

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

For the commercial manufacture of inhaled drug products, we need access to sufficient, reliable and affordable supplies of FDKP, the inhaler, the related cartridges and other materials. For Afrezza, we also require a supply of insulin. Currently, the only source of insulin that we have qualified for Afrezza is manufactured by Amphastar. We must rely on all of our suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin and FDKP in accordance with cGMP for drug products, and the molding of the inhaler and cartridges components in accordance with QSRs.

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

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payers to contain or reduce the costs of healthcare through various means. In the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the IRA limited insulin copays to $35 per month for Medicare Part D beneficiaries starting in 2023. In certain foreign markets, the pricing of prescription pharmaceuticals is subject to direct governmental control. The European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.

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

We have raised capital in the past through the sale of equity and debt securities and the sale of certain assets. In the future, we may pursue the sale of additional equity, debt securities and/or assets, or the establishment of other funding facilities including asset-based borrowings. There can be no assurances, however, that we will be able to raise additional capital in the future on acceptable terms, or at all. Volatility and disruptions of the global supply chain and financial markets, if sustained or recurrent, could prevent us or make it more difficult for us to access capital.

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

We, and third parties acting on our behalf, employ and are increasingly dependent upon information technology systems, infrastructure, applications, websites and other resources. Our business requires collecting, receiving, manipulating, analyzing, storing, processing, generating, using, disclosing, protecting, securing, transmitting, sharing, disposing of, and making accessible (collectively “process”) large amounts of data, including proprietary, confidential and sensitive data (such as personal or health-related data), intellectual property, and trade secrets (collectively, “sensitive information”).

Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to increase, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors, for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credentials harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by artificial intelligence, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Some of our workforce works remotely, which also poses increased risks to our information technology systems and data, as employees working from home, in transit or in public locations, utilize network connections, computers and devices outside our premises or network. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties upon which we rely), but we may not be able to detect, mitigate, and remediate all such vulnerabilities on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. We have in the past experienced security incidents. For example, like many companies, we use SolarWinds to help manage our information technology systems. A cyber-attack on SolarWinds was discovered in December 2020 and widely exploited by threat actors. Upon learning of this vulnerability, we applied the software patch provided by SolarWinds and remediated the incident. The incident did not appear to have any negative impact on our operations or the sensitive information we may process. In addition, a ransomware attack on Ultimate Kronos Group’s (“UKG”) Kronos Private Cloud service was discovered in December 2021. At the time, we used UKG Pro, a product offered through UKG that is not in the Kronos Private Cloud, for human capital management. UKG is not aware of an impact on UKG Pro and the incident did not appear to have any negative impact on our operations or the sensitive information we may process. These incidents illustrate that despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful.

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

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business. Additionally, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our cybersecurity insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Sensitive information of the Company or our customers could also be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative artificial intelligence (“AI”) technologies.

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

We have a history of operating losses. We may incur losses and may not generate positive cash flow from operations in the future.

Although we had positive cash flows from operating activities during the year ended December 31, 2023, we have a history of operating losses. As of December 31, 2023, we had an accumulated deficit of $3.2 billion. The accumulated deficit has resulted principally from costs incurred in our R&D programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and may incur operating losses in the future in order to continue commercializing our products and to advance development of product candidates in our pipeline.

Our losses have had, and may continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Our ability to achieve and sustain positive cash flow from operations and profitability depends heavily upon successfully commercializing our products, and although we had positive cash flows from operations during the year ended December 31, 2023, we may not generate positive cash flow from operations or be profitable in the future.

We may not be able to generate sufficient cash to service all of our indebtedness and commitments.

Our ability to make scheduled payments on our insulin purchase commitments and debt obligations will depend on our financial and operating performance, which is subject to the commercial success of our products and the commercial success of the product(s) of our collaboration partners, the extent to which we are able to successfully develop and commercialize additional products, the extent to which we enter into additional collaboration or licensing arrangements, prevailing economic and competitive conditions, and certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If we fail to pay interest on, or repay, our outstanding term loan under the MidCap credit facility or borrowings under the Senior convertible notes or the Mann Group convertible note when required, we will be in default under the instrument for such debt securities or loans, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. If our cash flows and capital resources are insufficient to fund our obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our lease obligations. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled obligations or that these actions would be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations when due. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

In addition, we may from time to time seek to retire or purchase our outstanding debt, including the Senior convertible notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such purchases or exchanges may result in us acquiring and retiring a substantial amount of such indebtedness, which could impact the trading liquidity of such indebtedness.

Our business, product sales, results of operations and ability to access capital could be adversely affected by the effects of health pandemics or epidemics, in regions where we or third parties distribute our products or where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations.

Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we have business operations, and we could experience significant disruptions in the operations of third-party manufacturers and distributors upon whom we rely. For example, sales and demand for Afrezza were adversely affected by the global COVID-19 pandemic, and future pandemics or epidemics could adversely affect the demand for and sales of our products in the future. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to infectious diseases, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. In addition, our contract manufacturers in China could be impacted by that country’s recent policy of strict lockdowns in order to reduce the spread of disease. Disruptions in sales and demand for our products would be expected to occur:

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

Clinical trials of our products were delayed as a result of the COVID-19 pandemic and may be affected by a future health pandemic or epidemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the health pandemic or epidemic. Some patients may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff would adversely impact our clinical trial operations.

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

As a result of any of these events, we, any collaborator, the FDA, or any other regulatory authorities may suspend or terminate clinical studies or marketing of any of our products or product candidates at any time. Any suspension or termination of our clinical studies or marketing activities may harm our business, financial condition and results of operations and the market price of our common stock and other securities may decline.

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

For example, in June 2023, the contract manufacturer responsible for the production of clofazimine inhalation solution, the investigational product we are developing as MNKD-101, experienced a fire in its manufacturing facility in Germany. As a result of the incident, the initiation of a Phase 3 clinical study of MNKD-101, originally planned for late 2023, is now expected to commence sometime in the second quarter of 2024. If we fail to commence or complete, or experience delays in or are forced to curtail, our proposed development programs or otherwise fail to adhere to our projected development goals in the timeframes we expect (or within the timeframes expected by analysts or investors), our business, financial condition and results of operations may be harmed and the market price of our common stock and other securities may decline. In addition, we may be delayed or prevented from generating revenues from milestone or other payments that depend on our ability to achieve any milestone obligations specified in an out-licensing arrangement.

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

We may not realize the anticipated benefits of any future acquisition or strategic transaction; we may be unable to successfully integrate new products or businesses we may acquire.

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

As of December 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $2.0 billion and $1.3 billion available, respectively, to reduce future taxable income. $494.0 million of the federal losses do not expire and the remaining federal losses have started expiring, beginning in the current year through various future dates.

Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s federal and California net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. As a result of the Company's initial public offering, an ownership change within the meaning of Section 382 occurred in August 2004. As a result, federal net operating loss and credit carryforwards of approximately $105.8 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year can be utilized in future years in addition to the Section 382 limitation for those years. We have completed a Section 382 analysis beginning from the date of our initial public offering through December 31, 2023, to determine whether additional limitations apply to the net operating loss carryforwards and other tax attributes, and no additional changes in ownership that met Section 382 study ownership change threshold has been identified through December 31, 2023. There is a risk that changes in ownership may occur in tax years after December 31, 2023. If a change in ownership were to occur, our net operating loss carryforwards and other tax attributes could be further limited or restricted. If limited, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to the Company’s operations in the U.S. will not impact the Company’s effective tax rate.

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

At least for the foreseeable future, we expect that our manufacturing facility in Connecticut will be the sole location for the manufacturing of Afrezza and Tyvaso DPI. Similarly, our contract manufacturer in Southern China is the only location for the assembly of V-Go. Additional contract manufacturers in China perform release testing, sterilization, inspection and packaging functions. These facilities and the specialized manufacturing equipment we use at them would be costly to replace and could require substantial lead-time to repair or replace. We depend on our facilities and on collaborators, contractors and vendors for the continued operation of our business. Natural disasters, such as interruptions in the supply of natural resources, public health pandemics or epidemics, earthquakes and extreme weather conditions, including, but not limited to, hurricanes, floods, tornados, wildfires, and winter storms, or other catastrophic events, including political and governmental changes, conflicts (including the current Russia-Ukraine war, the state of war between Israel and Hamas and attacks on commercial marine vessels in the Red Sea by Houthi rebels), explosions, actions of animal rights activists, terrorist attacks and wars, could disrupt our operations or those of our collaborators, contractors and vendors. Such conditions may be further exacerbated by the effects of climate change. We might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs or cause interruptions in our commercialization of our products.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

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

The FDA and comparable foreign regulatory authorities subject any approved therapeutic product to extensive and ongoing regulatory requirements concerning the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and good clinical practice guidelines for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

As part of the approval of Afrezza, the FDA required us to conduct certain additional clinical studies of Afrezza. One of these studies, a Phase 3 clinical trial to evaluate the safety and efficacy of Afrezza in 4-17 year-old children and adolescents, is ongoing. The other required study is a long-term safety study that was originally intended to compare the incidence of pulmonary malignancy observed with Afrezza to that observed in a standard of care control group. We have an ongoing dialogue with the FDA regarding the agency’s current interest in the long-term safety of Afrezza and an appropriate study design or registry to address any concerns. To date, we have not commenced a long-term safety study or budgeted any amount for it, but such a study in its original design would be anticipated to require substantial capital resources that we may not be able to obtain.

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

In both the United States and certain foreign jurisdictions, there has been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably. The most recent significant healthcare legislation was the PPACA, enacted in March 2010, which substantially changed the way healthcare is financed by both governmental and private insurers and continues to significantly affect the healthcare industry. There have been executive, judicial and congressional challenges to certain provisions of the PPACA, although the constitutionality of the PPACA appears to now be settled. In addition, there have been proposed and enacted health reform initiatives affecting the PPACA. For example, on August 16, 2022, President Biden signed the IRA into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025, eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program, and capped the out-of-pocket cost of insulin (including Afrezza) at $35 per month for Medicare recipients beginning in 2023. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, other litigation, and the healthcare reform measures of the current administration will impact the PPACA.

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

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payers to contain or reduce the costs of healthcare through various means. In the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. Further, in response to the Biden administration's October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. On December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. We expect that there will continue to be a number of federal and state proposals to implement similar and/or additional governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private third-party payers may take in response to any drug pricing and reimbursement reform proposals or legislation. Further, to the extent that such reforms have a material adverse effect on our ability to commercialize our products and product candidates under development, our business, financial condition and profitability may be adversely affected.

We expect that the IRA, as well as other healthcare reform measures that may be adopted in the future, are likely to have a significant effect on the pharmaceutical industry, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private third-party payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. With Afrezza approved in Brazil and as our partners pursue additional international approvals, we will be subject to similar foreign laws and regulations. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, or any contractual obligations related to the same, we may be subject to governmental enforcement actions, investigations, litigation (including class action lawsuits) and other penalties, including significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, defense costs, exclusion from U.S. federal or state healthcare programs, additional reporting requirements and/or oversight (including if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws), bans or restrictions on our processing of personal data, indemnity obligations and the curtailment or restructuring of our operations. Any such event or consequence, including penalties, damages, fines, and curtailment or restructuring of our operations, could materially adversely affect our ability to operate our business, including our ability to run clinical trials, and our financial results and harm our reputation. Although compliance programs can help mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state fraud laws may prove costly.

We are subject to stringent and changing U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor certain privacy rights related to their personal data. The CCPA provides for fines (up to $7,500 per intentional violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA (like other U.S. comprehensive privacy laws) exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union's General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”) (EU GDPR and UK GDPR, collectively “GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and Australia’s Privacy Act impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework)these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these reasons to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

We participate in the Medicaid Drug Rebate Program, as administered by CMS, and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payers in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. For example, in March 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s AMP, for single source and innovator multiple source drugs, which became effective January 1, 2024. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition.

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

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. Moreover, the SEC has recently proposed, and may continue to propose, certain mandated ESG reporting requirements, such as the SEC’s proposed rules designed to enhance and standardize climate-related disclosures, which, if finally approved, would significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to impact our reputation negatively and/or that harm our stock price. We currently do not report our environmental emissions and absent a legal requirement to do so we currently do not plan to report our environmental emissions, and lack of reporting could result in certain investors declining to invest in our common stock.

Our portfolio of investment securities may require us to register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940 (“‘40 Act”).

The rules and interpretations of the SEC and the courts relating to the definition of "investment company" are very complex. Although we are a biopharmaceutical company and we do not hold ourselves out as an investment company, the value of our investment securities relative to our total assets (exclusive of government securities and cash items) has in the past exceeded safe harbor limits prescribed in the '40 Act. If our asset mix does not continue to qualify for one of the safe harbor limits prescribed in the ‘40 Act, it is possible that the SEC would take the position that we would be required to register under the ‘40 Act and comply with the ‘40 Act’s registration and reporting requirements, capital structure requirements, affiliate transaction restrictions, conflict of interest rules, requirements for disinterested directors, and other substantive provisions. If we were required to register as an “investment company” and be subject to the restrictions of the ‘40 Act, those restrictions likely would require significant changes in the way we do business and add significant administrative costs and burdens to our operations.

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
•
geopolitical events, such as the current Russia-Ukraine and Israel-Hamas conflicts and Houthis rebel attacks on commercial marine vessels in the Red Sea;
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

The global credit and financial markets have experienced extreme volatility and disruptions in the past. These disruptions can result in severely diminished liquidity and credit availability, increase in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, actual or anticipated bank failures, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of corporate and government bonds could also be adversely impacted. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.

Other international and geopolitical events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine and the two countries are now at war. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. Additionally, in October 2023, Hamas initiated an attack against Israel, provoking a state of war and the risk of a larger conflict. Furthermore, following Hamas’ attack on Israel, the Houthi movement, which controls parts of Yemen, launched a number of attacks on commercial marine vessels in the Red Sea. The Red Sea is an important maritime route for international trade and as such disruptions to these trade routes can have an impact on global supply chains. As a result of such disruptions, we may experience in the future extended lead times, delays in supplier deliveries, and increased freight costs. While we cannot predict the broader consequences, these conflicts and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and manufacturing-related data (“Information Systems and Data”).

Our cybersecurity risk committee, which includes employees with responsibility for information technology, information security, operations, finance and legal matters, has oversight of the cybersecurity program which manages our cybersecurity threats and risks. Members of this committee identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods, including:

•
using automated and manual tools for identifying threats;
•
conducting threat assessments for internal and external threats;
•
conducting vulnerability assessments;
•
evaluating threats reported to us;
•
conducting scans of the threat environment;
•
conducting internal and external audits;
•
analyzing reports of threats and actors;
•
evaluating our and our industry’s risk profile;
•
subscribing to reports and services that identify cybersecurity threats; and
•
utilizing third-party threat assessments.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example:

•
our security incident response and communication plan;
•
our disaster recovery plan;
•
ongoing risk assessments;
•
implementation of security standards;
•
encryption of data;
•
network security controls;
•
access controls;
•
physical security;
•
asset management, tracking and disposal;
•
systems monitoring;
•
employee training;
•
penetration testing;
•
cybersecurity insurance; and
•
dedicated cybersecurity personnel.

Our assessment and management of material risks from cybersecurity threats are integrated into our enterprise risk management processes. For example, (1) cybersecurity risk is addressed as a component of our enterprise risk management program and identified in our risk heat map with a specified mitigation plan; (2) our information security department works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; (3) our cybersecurity risk committee evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us periodically to identify, assess, and manage material risks from cybersecurity threats, including for example;

•
threat intelligence service providers;
•
cybersecurity software providers;
•
managed cybersecurity service providers;
•
penetration testing firms;
•
dark web monitoring services; and
•
professional services firms, including legal counsel.

Certain third-party application providers provide critical services for our business. Our vendor management program to manage cybersecurity risks associated with our use of these providers includes audits and a review of security assessments. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and the imposition of contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors in this Annual Report on Form 10-K, including “Risk Factors – If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The audit committee of the board of directors is responsible for overseeing our cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Executive Director of Information Technology, and a dedicated information security analyst with more than 15 years of experience. Our Executive Director of Information Technology is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. This member of the management team is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and communication plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the executive leadership team. The cybersecurity risk committee works with our incident response team to help mitigate and remediate cybersecurity incidents of which they are notified. In addition, our cybersecurity incident response and communication plan includes reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives regular reports from the cybersecurity risk committee concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, incidents, risk and mitigation.

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

As of December 31, 2023, we leased a total of approximately 24,475 square feet of office space in Westlake Village, California pursuant to a lease that expires in July 2028. See Note 16 – Commitments and Contingencies in the consolidated financial statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

In addition, we assumed certain leased real property (the “Marlborough Lease”) pursuant to the Asset Purchase Agreement entered into in May 2022 with Zealand Pharma A/S and Zealand Pharma US, Inc. The Marlborough Lease pertains to certain premises in a building located in Marlborough, Massachusetts. As of December 31, 2023, we leased a total of approximately 20,000 square feet of building space pursuant to a lease that expires in February 28, 2026. See Note 16 – Commitments and Contingencies in the consolidated financial statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Item 3. Legal Proceedings

See Note 16 – Commitments and Contingencies in the consolidated financial statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market

Our common stock has been traded on The Nasdaq Global Market under the symbol “MNKD” since July 28, 2004. On February 16, 2024, there were 102 registered holders of record of our common stock.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph illustrates a comparison of the cumulative total stockholder return (change in stock price plus reinvested dividends) of our common stock with (i) The Nasdaq Composite Index and (ii) The Nasdaq Biotechnology Index. The graph assumes a $100 investment, on December 31, 2018, in (i) our common stock, (ii) the securities comprising The Nasdaq Composite Index and (iii) the securities comprising The Nasdaq Biotechnology Index.

Comparison of Five-Year Cumulative Total Return of a $100 Investment on December 31, 2018

$600
$500
$400
$300
$200
$100
$0
12/31/2018
2019
2020
2021
2022
2023
Nasdaq Composite Index - Total Return (^XCMP)
Nasdaq Biotechnology Index - Total Return (^XNBI)
MannKind Corporation (NasdaqGM:MNKD)

	12/31/2018 **12/31/2018**	12/31/2019 **2019**	12/31/2020 **2020**	12/31/2021 **2021**	12/31/2022 **2022**	12/31/2023 **2023**
Nasdaq Composite Index - Total Return (^XCMP)	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
Nasdaq Biotechnology Index - Total Return (^XNBI)	$100.00	$125.11	$158.17	$158.20	$142.19	$148.72
MannKind Corporation (NasdaqGM:MNKD)	$100.00	$121.70	$295.28	$412.26	$497.17	$343.40

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

Recent Sales of Unregistered Securities

Under the Mann Group convertible note, we pay quarterly interest payments on the first day of each calendar quarter, payable at our election in shares of our common stock. During the year ended December 31, 2023, we elected to pay our January 1st, April 1st, July 1st and October 1st quarterly interest payments under the Mann Group convertible note by issuing the Mann Group an aggregate of 50,844 shares of common stock. See Note 10 – Borrowings.

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

A discussion of changes in our results of operations during the year ended December 31, 2022 compared to the year ended December 31, 2021 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023, which discussion is incorporated herein by reference and which is available free of charge on the SEC’s website at www.sec.gov.

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

In our endocrine business unit, we currently commercialize two products: Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, and the V-Go wearable insulin delivery device, which provides continuous subcutaneous infusion of insulin in adults that require insulin. Afrezza was developed by us and received approval from the FDA in June 2014. Afrezza consists of a dry powder formulation of human insulin delivered from a small portable inhaler. V-Go received 510(k) clearance by the FDA in 2010 and has been available commercially since 2012. In May 2022, we acquired V-Go from Zealand Pharma A/S and Zealand Pharma US, Inc. (together “Zealand”) and began integrating the product into our endocrine business unit. V-Go is a mechanical basal-bolus insulin delivery system that is worn like a patch and can eliminate the need for taking multiple daily shots.

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

The lead program in our pipeline of potential treatments for orphan lung diseases is MNKD-101, a nebulized formulation of clofazimine, for the treatment of severe chronic and recurrent pulmonary infections, including nontuberculous mycobacterial (NTM) lung disease. We believe an orally inhaled formulation of clofazimine could potentially provide several clinical advantages over the current solid oral dosage form of this drug. The FDA has designated MNKD-101 as both an orphan drug and a qualified infectious disease product for the treatment of pulmonary NTM infections. We plan to initiate a Phase 3 registrational study of MNKD-101 in the United States in the second quarter of 2024.

The next most advanced program in our pipeline is MNKD-201, a dry-powder formulation of nintedanib, for the treatment of idiopathic pulmonary fibrosis (IPF). An oral dosage form of nintedanib was approved for IPF by the FDA in 2014. However, a fairly large oral dose is required in order to achieve sufficient drug levels in lung tissue. Our goal with an inhaled formulation is to deliver a therapeutic amount of nintedanib to the lungs while avoiding high levels of the drug in other tissues, where it is associated with undesirable side effects. We plan to initiate a Phase 1 clinical study of MNKD-201 in the second quarter of 2024.

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

As of December 31, 2023, we had an accumulated deficit of $3.2 billion and a stockholders’ deficit of $246.2 million. We had net loss of $11.9 million, $87.4 million and $80.9 million in the years ended December 31, 2023, 2022 and 2021, respectively. To date, we have funded our operations primarily through the sale of our equity and convertible debt securities, from the receipt of upfront and milestone payments from collaborations, from borrowings, from sales of Afrezza and V-Go, from royalties and manufacturing revenue from UT, from proceeds of the sale-leaseback of our manufacturing facility in Danbury, CT and from the sale of a portion of future royalties that we receive from UT.

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

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analysis also contemplates application of the constraint in accordance with the guidance, under which we determined a material reversal of revenue would not occur in a future period for the estimates of gross-to-net adjustments as of December 31, 2023 and, therefore, the transaction price was not reduced further during the year ended December 31, 2023. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net revenue — commercial product sales and earnings in the period such variances become known.

Significant judgment is required in estimating gross-to-net adjustments, historical experience, payer channel mix unbilled claims, claim submission time lags and inventory levels in the distribution channel.

Our reserves for variable consideration are reflected in our gross-to-net adjustments which were 43% of gross product revenue, or $56.4 million, for the year ended December 31, 2023, compared to 42% of gross product revenue, or $40.8 million, for the year ended December 31, 2022. If there is a 10% difference between the estimates for accruals and the actual liability in the reserves for variable consideration, the impact to our revenue for commercial product sales would be $2.0 million or a 1.5% change in the gross-to-net adjustment percentage for the year ended December 31, 2023.

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

If there is a 10% difference in the estimates used to determine the transaction price for the CSA entered into in December 2022 with UT and the related allocation of the transaction price between performance obligations, the difference between the estimates for accruals and the actual liability for deferred revenue and revenue recognized for collaborations and services would be $1.8 million for the year ended December 31, 2023.

Revenue Recognition — Royalties — We recognize royalty revenue for a sales-based or usage-based royalty if it is promised in exchange for an intellectual property license. The royalty revenue is recognized as the latter of the subsequent sale of the product occurs or if the performance obligation to which the royalty has been allocated has been satisfied or partially satisfied. Our collaboration agreement with UT entitles us to receive a royalty on net sales of Tyvaso DPI for the license of our IP that was considered to be interdependent with the development activities that supported the approval of Tyvaso DPI.

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

The grant date fair value for the Market RSUs was $9.40 per unit for the Market RSUs granted during the year ended December 31, 2023, compared to $6.10 per unit for the Market RSUs granted during the year ended December 31, 2022. If there is a 10% difference in the grant date fair value of the Market RSUs, the impact to our stock-based compensation expense would be $0.8 million for the year ended December 31, 2023.

Results of Operations

Trends and Uncertainties

Our collaboration agreement with UT entitles us to receive a 10% royalty on net sales of Tyvaso DPI, subject to the sale by us in December 2023 of a 1% royalty on future net sales to a royalty purchaser (leaving us with a 9% royalty). See Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 — Financial Statements and Supplementary Data. Our royalty revenue reflects the upward trend in demand for Tyvaso DPI in the marketplace.

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

Years ended December 31, 2023 and 2022

Revenues

The following table provides a comparison of the revenue categories for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Net revenue – commercial product sales:
Gross revenue from product sales	$130,461	$97,048	$33,413	34%
Less: Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	56,432	40,801	$15,631	38%
Net revenue – commercial product sales	$74,029	$56,247	$17,782	32%
Gross-to-net revenue adjustment percentage	43%	42%
Revenue – collaborations and services	52,954	27,924	$25,030	90%
Royalties – collaborations	71,979	15,599	$56,380	361%
Total revenues	$198,962	$99,770	$99,192	99%

Afrezza — Gross revenue from sales of Afrezza increased by $16.8 million, or 24%, for the year ended December 31, 2023 compared to the prior year. The increase reflects a combination of higher product demand and higher price (including a more favorable gross-to-net adjustment). The gross-to-net adjustment was 38% of gross revenue, or $33.0 million, for the year ended December 31, 2023 compared to 39% of gross revenue, or $27.8 million, for the prior year. The decrease in the gross-to-net percentage was primarily impacted by decreases in co-pay assistance and anticipated product returns partially offset by an increase in government rebates (as a percentage of gross sales). As a result, net revenue from sales of Afrezza increased by $11.6 million, or 27%, for the year ended December 31, 2023 compared to the prior year.

V-Go — Gross revenue from sales of V-Go increased by $16.6 million, or 64%, for the year ended December 31, 2023 compared to the prior year. The increase was a result of a full year of sales in 2023 compared to seven months in the prior year as V-Go was acquired in May 2022. The gross-to-net adjustment was 55% of gross revenue, or $23.4 million, for the year ended December 31, 2023 compared to 50% of gross revenue, or $13.0 million, for the prior year. The increase in gross-to-net percentage was mainly attributable to increased commercial and government rebates (as a percentage of gross sales). As a result, net revenue from sales of V-Go increased by $6.2 million, or 48%, for the year ended December 31, 2023 compared to the prior year.

Collaborations and Services — Net revenue from collaborations and services increased by $25.0 million, or 90%, for the year ended December 31, 2023 compared to the prior year. The increase in revenue was primarily attributable to manufacturing revenues being deferred in the prior year period until we began commercial manufacturing in May 2022 and an increase in product sold to UT. During the year ended December 31, 2023, we recognized $52.0 million of revenue under the CSA compared to $24.8 million in the prior year. Royalty revenue increased $56.4 million for the year ended December 31, 2023 compared to the prior year primarily due to a full year of Tyvaso DPI sales in the current year and an increase in patient demand.

See Note 11 – Collaboration, Licensing and Other Arrangements in the consolidated financial statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Commercial product gross profit

The following table provides a comparison of the commercial product gross profit categories for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Commercial product gross profit:
Net revenue – commercial product sales	$74,029	$56,247	$17,782	32%
Less: Cost of goods sold	20,863	16,003	$4,860	30%
Commercial product gross profit:	$53,166	$40,244	$12,922	32%
Gross margin	72%	72%

Commercial product gross profit increased by $12.9 million, or 32%, for the year ended December 31, 2023 compared to the prior year. The increase in gross profit was primarily attributable to an increase in Afrezza net revenue and gross margin. The acquisition of V-Go in May 2022 contributed to the increase in commercial product sales and related cost of goods sold. As a result, gross margin remained consistent with the prior year at 72%.

Expenses

The following table provides a comparison of the expense categories for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Expenses:
Cost of goods sold	$20,863	$16,003	$4,860	30%
Cost of revenue — collaborations and services	41,908	41,494	$414	1%
Research and development	31,283	19,721	$11,562	59%
Selling	51,776	53,753	$(1,977)	(4%)
General and administrative	42,538	37,720	$4,818	13%
Loss (gain) on foreign currency transaction	1,916	(4,811)	$(6,727)	*
Total expenses	$190,284	$163,880	$26,404	16%

_________________________

* Not meaningful

Cost of revenue — collaborations and services increased by $0.4 million, or 1%, for the year ended December 31, 2023 compared to the prior year. The cost of revenue for collaborations and services remained consistent with the prior year as manufacturing activities shifted from preproduction efforts in the first five months of 2022 to full commercial production of Tyvaso DPI thereafter. Higher manufacturing volumes resulted in efficiencies which contributed to a lower effective cost per unit.

Research and development expenses increased by $11.6 million, or 59%, for the year ended December 31, 2023 compared to the prior year. The increase was primarily attributable to increases in development activities for clofazimine inhaled suspension (MNKD-101), costs for an Afrezza post-marketing clinical study (INHALE-3) which commenced in the second quarter of 2023, costs for the Afrezza pediatric clinical study (INHALE-1) and other research and development activities.

Selling expenses decreased by $2.0 million, or 4%, for the year ended December 31, 2023, compared to the prior year. The decrease was primarily attributable to the termination of an Afrezza pilot promotional effort with a contract sales force targeting primary care physicians, which ended in the third quarter of 2022, partially offset by increased personnel and promotional activities related to the acquisition of V-Go in May 2022.

General and administrative expenses increased by $4.8 million, or 13%, for the year ended December 31, 2023 compared to the prior year. This increase was primarily attributable to increased personnel costs, including stock-based compensation and headcount.

Loss on foreign currency transaction was $1.9 million for the year ended December 31, 2023 compared to a gain of $4.8 million for the prior year. Under the Insulin Supply Agreement with Amphastar, payment obligations are denominated in Euros. We are required to record the foreign currency transaction impact of the U.S. dollar to Euro exchange rate associated with the recognized loss on purchase commitments. The year-over-year change was due to the conversion of Euro to U.S. dollar exchange rates.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Interest income	$6,154	$2,513	$3,641	145%
Interest expense on financing liability	(9,825)	(9,758)	$67	1%
Interest expense	(15,151)	(15,011)	$140	1%
Interest expense on liability for sale of future royalties	(185)	—	$185	*
Loss on available-for-sale securities	(170)	(932)	$(762)	(82%)
Other income (expense)	122	(102)	$(224)	(220%)
Total other expense	$(19,055)	$(23,290)	$(4,235)	(18%)

_________________________

* Not meaningful

Interest income, consisting of interest on investments net of amortization, increased by $3.6 million compared to the prior year primarily due to higher yields on our marketable securities and money market funds.

Interest expense on financing liability was $9.8 million for each of the years ended December 31, 2023 and 2022, and represented interest incurred on the sale lease-back transaction for our manufacturing facility in Danbury, CT, which was entered into in the fourth quarter of 2021.

Interest expense on notes for the year ended December 31, 2023 was comparable to the prior year. See Note 10 — Borrowings.

Loss on available-for-sale securities for the years ended December 31, 2023 and 2022 was $0.2 million and $0.9 million, respectively, as a result of the change in the fair value of the investment that related to credit risk.

Other income for the year ended December 31, 2023 consisted primarily of a gain on disposal of property and equipment of $0.3 million and fair value adjustment of a milestone liability of $0.3 million, partially offset by a write off of an investment of $0.3 million and a loss on settlement of $0.2 million. Other expense for the year ended December 31, 2022 consisted of a loss associated with a foreign currency hedging transaction that was entered into to mitigate our exposure to foreign currency exchange risks associated with our insulin purchase obligation under the Insulin Supply Agreement with Amphastar.

Non-GAAP Measures

To supplement our consolidated financial statements presented under GAAP, we are presenting non-GAAP income (loss) from operations, non-GAAP net income (loss) and non-GAAP net income (loss) per share - basic, which are non-GAAP financial measures. We are providing these non-GAAP financial measures to disclose additional information to facilitate the comparison of past and present operations, and they are among the indicators management uses as a basis for evaluating our financial performance. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results, provide management and investors with an additional understanding of our business operating results, including underlying trends.

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

The following table reconciles our financial measures as reported in our consolidated statement of operations to a non-GAAP presentation as adjusted for the following select non-cash items: revenue from the 1% portion of sold royalties and interest expense on the related liability, stock-based compensation expense, gain on foreign currency transaction and gain on available-for-sale securities for the periods presented (in thousands, except per share amounts):

	Year
	Ended December 31,
	2023	2022

GAAP income (loss) from operations	$8,678	$(64,110)
Select non-cash adjustments:
Sold portion of royalty revenue(1)	(2,103)	—
Stock compensation	17,649	13,447
Loss (gain) on foreign currency transaction	1,916	(4,811)
Non-GAAP income (loss) from operations	$26,140	$(55,474)

GAAP net loss	$(11,938)	$(87,400)
Select non-cash adjustments:
Sold portion of royalty revenue(1)	(2,103)	—
Stock compensation	17,649	13,447
Loss (gain) on foreign currency transaction	1,916	(4,811)
Interest expense on liability for sale of future royalties	185	—
Loss on available-for-sale securities	170	932
Non-GAAP net income (loss)	$5,879	$(77,832)

GAAP net loss per share - basic	$(0.04)	$(0.34)
Select non-cash adjustments:
Sold portion of royalty revenue	(0.01)	0.00
Stock compensation	0.07	0.05
Loss (gain) on foreign currency transaction	0.01	(0.02)
Interest expense on liability for sale of future royalties	0.00	0.00
Loss on available-for-sale securities	0.00	0.00
Non-GAAP net income (loss) per share - basic	$0.03	$(0.31)

Weighted average shares - basic	267,014	257,092

_________________________

(1)
Represents the non-cash portion of the 1% royalty on net sales of Tyvaso DPI earned during the fourth quarter of 2023 which is remitted to the royalty purchaser and recognized as royalties from collaborations in our consolidated statements of operations. Our revenues from royalties from collaborations during the fourth quarter of 2023 totaled $21.0 million, of which $2.1 million will be remitted to the royalty purchaser.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and investments. Our primary uses of cash include the development of our product pipeline, the manufacturing and marketing of Afrezza and V-Go, manufacturing Tyvaso DPI, the funding of general and administrative expenses, and principal and interest payments on our financing liability and debt.

To date, we have funded our operations primarily through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from collaborations, from borrowings, from sales of Afrezza and V-Go, from royalties and manufacturing revenue from UT as well as from proceeds from the sale of certain assets and the sale of a portion of our future royalties that we receive from UT.

We believe we will be able to meet our liquidity needs over the next twelve months, as well as longer-term needs, based on the balance of cash, cash equivalents and investments on hand, projected sales of Afrezza and V-Go, and projected royalties and manufacturing revenue from the production and sale of Tyvaso DPI. The following table presents our material cash requirements as of December 31, 2023 associated with contractual commitments for future periods (in thousands):

	2024	2025 - 2026	2027 - 2028	Thereafter	Total
Senior convertible notes(1)	$5,750	$238,625	$—	$—	$244,375
MidCap credit facility(2)	21,885	13,656	—	—	35,541
Mann Group convertible note(3)	223	9,057	—	—	9,280
Financing liability (4)	10,018	20,802	22,023	177,278	230,121
Insulin purchase agreement (5)	3,209	4,682	13,251	44,611	65,753
Insulin purchase capacity fees (5)	—	3,865	2,208	4,417	10,490
Total material cash requirements	$41,085	$290,687	$37,482	$226,306	$595,560

_________________________

(1)
$230.0 million aggregate principal amount of Senior convertible notes bearing interest at 2.50% payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021 and maturing on March 1, 2026, unless earlier converted, redeemed or repurchased by us. The Senior convertible notes are convertible at an initial conversion price of approximately $5.21 per share of common stock. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture.
(2)
$33.3 million principal amount under the MidCap credit facility, bearing interest at an annual rate equal to one-month Secured Overnight Financing Rate (“SOFR") plus 6.25% (capped at a total of 8.25%), subject to a one-month SOFR floor of 1.00%. Interest is payable monthly in arrears. Principal is payable in equal monthly installments beginning in September 2023 through maturity in August 2025.
(3)
$8.8 million principal amount of indebtedness under the Mann Group convertible note bearing interest at a fixed rate of 2.50% per annum compounded quarterly and maturing in December 2025, which is convertible into shares of our common stock at the option of Mann Group at a conversion price of $2.50 per share. Interest is payable quarterly in arrears in-kind or in shares at our option.
(4)
$104.1 million principal amount of indebtedness under the Sale-Leaseback Transaction, plus $123.3 million of imputed interest and $2.7 million in unamortized debt issuance costs. On November 8, 2021, we sold a portion of our manufacturing facility located in Danbury, CT to an affiliate of Creative Manufacturing Properties (the “Purchaser”) for a sales price of $102.3 million. We leased the property from the Purchaser for an initial term of 20 years, with four renewal options of five years each. The total annual rent under the lease started at approximately $9.5 million per year, subject to a 50% rent abatement during the first year of the lease, and increases annually by (i) 2.5% in the second through fifth year of the lease and (ii) 3% in the sixth and each subsequent year of the lease, including any renewal term. We are responsible for payment of operating expenses, property taxes and insurance for the leased property. Pursuant to the terms of the lease, we have four options to repurchase the property, in 2026, 2031, 2036 and 2041, for the greater of (i) $102.3 million or (ii) the fair market value of the leased property. Interest expense is calculated using an incremental borrowing rate of approximately 9%.
(5)
The July 2014 Insulin Supply Agreement with Amphastar to manufacture and supply us certain quantities of recombinant human insulin for use in Afrezza was amended in May 2021 and again on December 22, 2023 to purchase certain minimum quantities over a term that currently extends through at least December 31, 2034. Unless terminated earlier, the agreement can be renewed for additional, successive two-year terms upon 12 months’ written notice given prior to the end of the initial term or any additional two-year term.

To date, we have been able to timely make our required interest payments, but we cannot guarantee that we will be able to do so in the future. If we fail to repay, repurchase or redeem our outstanding notes when required, we will be in default under the applicable instrument for such indebtedness, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether. We may from time to time seek to retire or purchase our outstanding debt, including the Senior convertible notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

In July 2013, we issued the Milestone Rights pursuant to the Milestone Rights Agreement to the Original Milestone Purchasers. The Milestone Rights were subsequently assigned the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $55.0 million of which remain payable as of December 31, 2023. See Note 9 – Accrued Expenses and Other Current Liabilities, Note 10 – Borrowings and Note 16– Commitments and Contingencies for further information related to the Milestone Rights.

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

In February 2018, we entered into a controlled equity offering sales agreement (the “CF Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which we may offer and sell, from time to time, through Cantor Fitzgerald, shares of our common stock. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. In February 2022, we filed a sales agreement prospectus under a registration statement on Form S-3 (File No. 333-262981) covering the sale of up to $50.0 million of our common stock through Cantor Fitzgerald under the CF Sales Agreement, of which $23.3 million remained available as of December 31, 2023.

During the year ended December 31, 2023, we generated $34.1 million of cash from our operating activities, which primarily consisted of $241.3 million of reimbursements from a customer, which is inclusive of approximately $40.0 million of deferred revenue for collaborations and services, partially offset by $84.1 million of cost of goods sold, $46.7 million of selling expenses, $33.4 million of general and administrative expenses, $28.1 million of costs for research and development, $9.6 million of cash paid for interest on the financing liability and $8.7 million of cash paid for interest on notes.

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

Cash used in investing activities of $2.0 million for the year ended December 31, 2023 was primarily due to the maturity of $119.2 million of debt securities, partially offset by the purchase of $79.1 million of debt securities and $42.4 million purchase of property and equipment.

Cash provided by investing activities of $4.9 million for the year ended December 31, 2022 was primarily due to the maturity of $107.3 million of debt securities, partially offset by the up-front consideration of $15.3 million for certain assets and assumed liabilities related to V-Go, $5.0 million purchase of available-for-sale securities, the purchase of $74.5 million of debt securities and $7.6 million purchase of property and equipment.

Cash provided by financing activities of $136.6 million for the year ended December 31, 2023 was primarily due to proceeds of $150.0 million from the sale of a portion of our future royalties from net sales of Tyvaso DPI and net proceeds from at-the-market offerings of $6.8 million, partially offset by $10.2 million in payments for taxes related to net issuance of common stock associated with restricted stock units and stock options, and principal payments of $6.7 million on the MidCap credit facility.

Cash provided by financing activities of $21.4 million for the year ended December 31, 2022 was primarily due to net proceeds from at-the-market offering of $19.4 million and proceeds from market price stock purchase plan and employee stock purchase plan of $2.8 million, partially offset by the milestone payment of $1.1 million.

Future Liquidity Needs

We believe we will be able to meet our near-term liquidity needs based on our cash, cash equivalents and investments on hand, sales of Afrezza and V-Go, and royalties and manufacturing revenue from the production and sale of Tyvaso DPI as well as through debt or equity financing, if necessary, for our long-term liquidity needs. Although net cash provided by operating activities reflected in our consolidated statements of cash flows was $34.1 million during the year ended December 31, 2023, we have not generated cash flows from operating activities on a consistent basis and we incurred a net loss during the year ended December 31, 2023. In addition, we expect to continue to incur expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for our products and development costs for other product candidates in our pipeline. As of December 31, 2023, we had capital resources of $238.5 million in cash and cash equivalents, $56.6 million in short-term investments and $7.2 million in long-term investments, and total principal amount of outstanding borrowings of $272.1 million.

We believe our resources will be sufficient to fund our operations for the next twelve months from the date of issuance of our consolidated financial statements included in Part II, Item 8 – Financial Statements and Supplementary Data.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Part II, Item 8 — Financial Statements and Supplementary Data for information regarding new accounting standards that have been issued by the FASB but are not effective until after December 31, 2023.

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

If a hypothetical 10% change in the one-month SOFR interest rates on December 31, 2023 were to have occurred, this change would not have had a material effect on our annual interest payment obligation.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement with Amphastar. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro. For the year ended December 31, 2023, we realized a $1.9 million currency loss, which was included in loss (gain) on foreign currency transaction in the consolidated statements of operations.

Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on December 31, 2023 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax loss of approximately $6.5 million.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may not operate effectively because of changes in conditions such as replacing consulting resources with permanent personnel or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 Framework).

Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MannKind Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MannKind Corporation and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

February 27, 2024

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item and not set forth below will be set forth in the sections headed “Proposal 1—Election of Directors” and “Corporate Governance Principles and Board and Committee Matters” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC on or before April 29, 2024, and is incorporated herein by reference.

(a) Executive Officers — For information regarding the identification and business experience of our executive officers, see “Information about our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

(b) Directors — Our board of directors consists of the following members:

James S. Shannon, M.D. rejoined our board in May 2015 after previously serving as a director from February 2010 until April 2012. Dr. Shannon was appointed Chairman of the Board of Directors in December 2020. From May 2012 until his retirement in April 2015, Dr. Shannon was the Chief Medical Officer of GSK plc. He formerly held the position of Global Head of Pharma Development at Novartis AG, based in Basel, Switzerland from 2005 until 2008. After joining Sandoz in 1994 as Head of Drug Regulatory Affairs, Dr. Shannon led the Integration Office for R&D overseeing the creation of the Novartis R&D group from those of Ciba-Geigy Ltd and Sandoz. Following the merger, he was appointed Head of the Cardiovascular Strategic Team and subsequently became Global Head of Project and Portfolio Management before being appointed Global Head of Clinical Development and Medical Affairs in 1999, a position that he held until 2005 when he was appointed to Head Pharma Development. Between 2008 and joining GSK, Dr. Shannon served on the boards of a number of companies, including Biotie, Circassia, Crucell and Endocyte. He also sat on the board of Cerimon Pharmaceuticals where he held the position of interim Chief Executive Officer and President from January 2009 until April 2010. Dr. Shannon served on the boards of Immodulon Therapeutics Limited from July 2015 until December 2021 and Horizon Therapeutics from August 2017 until October 2023. He is currently chairman of the board of , Kyowa Kirin (NA) Inc. since July 2019, and has served on the boards of ProQR Therapeutics NV since June 2016 and Leyden Labs since September 2020. He first entered the pharmaceutical industry in 1987 joining Sterling Winthrop Inc., working initially in Europe and subsequently in the USA, where he held positions of increasing responsibility in the management of research and development ultimately serving as Senior Vice-President, Clinical Development. Dr. Shannon is trained in Medicine and Cardiology. He received his undergraduate and postgraduate degrees at Queen’s University of Belfast and is a Member of the Royal College of Physicians (UK).

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

Jennifer Grancio has been one of our directors since March 2020. Since October 2023, Ms. Grancio has been the Global Head of Wealth at the The TCW Group. From October 2020 until October 2023, Ms. Grancio served as the Chief Executive Officer of Engine No. 1, an impact investment firm. From November 2018 until October 2020, she consulted through Grancio Capital, where she worked with CEOs to accelerate high-growth company success. From 1999 to 2018, she served as a founder and executive with BlackRock’s iShares business, where she spearheaded the distribution of iShares in the United States and Europe and acted as the Global Head of Marketing and Partnerships for BlackRock’s index business. Prior to BlackRock, she was a senior associate with PricewaterhouseCoopers, a management consulting firm. Ms. Grancio serves as a board member for Ethic Inc., a sustainable investing firm, and for Harvest Savings & Wealth Technologies, Inc. She is also on the advisory boards of Say Technologies LLC and m+ funds (from Alaia Capital, LLC). Ms. Grancio earned a bachelor’s degree in economics and international relations from Stanford University, and an MBA degree in strategy and finance from Columbia Business School.

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

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 27, 2020).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 , 3.5 and 3.6.

4.2	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

4.3	Description of Common Stock.

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

10.4*	Offer Letter, dated May 16, 2023, by and between MannKind Corporation and Sanjay Singh.

10.5*

Offer Letter, dated March 21, 2023, by and between MannKind Corporation and Lauren M. Sabella (incorporated by reference to Exhibit 10.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on March 27, 2023).

10.6*	Offer Letter, dated September 19, 2022, by and between MannKind Corporation and Burkhard Blank.

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

10.9*	Form of Change of Control Agreement (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on April 7, 2017).

10.10*	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.15 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 26, 2019).

10.11*

MannKind Corporation 2013 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on August 9, 2016).

10.12*

Form of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the MannKind 2013 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to MannKind’s registration statement on Form S-8(File No. 000-188790), filed with the SEC on May 23, 2013).

10.13*

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the MannKind 2013 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to MannKind’s registration statement on Form S-8 (File No. 000-188790), filed with the SEC on May 23, 2013).

10.14*

MannKind Corporation 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to MannKind’s registration statement on Form S-8 (File No. 333-274176), filed with the SEC on August 23, 2023).

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

10.17*

MannKind Corporation 2004 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.2 to MannKind’s registration statement on Form S-8 (File No. 333-274176), filed with the SEC on August 23, 2023).

10.18*

MannKind Corporation Market Price Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to MannKind’s registration statement Form S-8 (File No. 333-225428), filed with the SEC on June 5, 2018).

10.19***

Supply Agreement, dated as of July 31, 2014, by and between MannKind and Amphastar France Pharmaceuticals S.A.S. (incorporated by reference to Exhibit 10.23 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 25, 2021)

10.20

First Amendment to Supply Agreement, dated October 31, 2014, by and between MannKind and Amphastar France Pharmaceuticals, S.A.S. and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.32 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

10.21**

Second Amendment to Supply Agreement, dated November 9, 2016, by and between MannKind and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.33 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 16, 2017).

10.22**

Third Amendment to Supply Agreement, dated April 11, 2018, by and between MannKind and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.8 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on May 9, 2018).

10.23**

Fourth Amendment to Supply Agreement, dated December 24, 2018, by and between MannKind and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.50 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 26, 2019).

10.24***

Fifth Amendment to Supply Agreement, dated August 2, 2019, by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 99.5 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 7, 2019).

10.25***

Sixth Amendment to Supply Agreement, dated May 24, 2021, by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on May 25, 2021).

10.26***

Seventh Amendment to Supply Agreement, dated December 22, 2023, by and between MannKind Corporation and Amphastar Pharmaceuticals, Inc. (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on December 27, 2023).

10.27

Sublease Agreement, dated May 1, 2015, by and between MannKind and the Alfred Mann Foundation for Scientific Research (incorporated by reference to Exhibit 10.37 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on March 15, 2016).

10.28

Office Lease, dated May 5 2017, by and between MannKind and Russell Ranch Road II LLC. (incorporated by reference to Exhibit 10.3 to MannKind’s Quarterly Report on Form 10-Q (file No. 000-50865), filed with the SEC on August 7, 2017).

10.29***	License and Collaboration Agreement, dated September 3, 2018 by and between MannKind and United Therapeutics.

10.30**

Research Agreement, dated September 3, 2018 by and between MannKind and United Therapeutics Corporation (incorporated by reference to Exhibit 10.9 to MannKind’s Quarterly Report on Form 10-Q (file No. 000-50865), filed with the SEC on November 1, 2018).

Exhibit Number	Description of Document
10.31***

Credit and Security Agreement, dated August 6, 2019, by and among MannKind Corporation, MannKind LLC, the lenders party thereto from time to time and MidCap Financial Trust, as agent (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 7, 2019).

10.32

Amendment No. 1 to Credit and Security Agreement, dated December 18, 2019, by and among MannKind Corporation, MannKind LLC, the lenders party thereto from time to time and MidCap Financial Trust, as agent (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on December 18, 2019).

10.33

Amendment No. 2 to Credit and Security Agreement, dated August 21, 2020, by and among MannKind Corporation, MannKind LLC and MidCap Financial Trust (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on August 25, 2020).

10.34

Amendment No. 3 to Credit and Security Agreement, dated November 30, 2020, by and among MannKind Corporation, MannKind LLC and MidCap Financial Trust (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on December 1, 2020).

10.35

Amendment No. 4 to Credit and Security Agreement, dated December 7, 2020 by and among the Company, MannKind LLC and MidCap Financial Trust (incorporated by reference to Exhibit 4.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on December 7, 2020).

10.36***

Commercial Supply Agreement, dated August 12, 2021, by and between MannKind Corporation and United Therapeutics Corporation (incorporated by reference to Exhibit 10.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 9, 2021).

10.37***

First Amendment to Commercial Supply Agreement, dated October 16, 2021, by and between MannKind Corporation and United Therapeutics Corporation (incorporated by reference to Exhibit 10.2 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 9, 2021).

10.38***

Purchase and Sale Agreement, dated September 23, 2021, by and between MannKind Corporation and 1 Casper, LLC (incorporated by reference to Exhibit 10.3 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on November 9, 2021).

10.39***

Purchase and Sale Agreement, dated December 27, 2023, by and between MannKind Corporation and Sagard Healthcare Funding Partners Borrower 2 SPE, LP (incorporated by reference to Exhibit 99.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on January 2, 2024).

10.40

Third Amendment to Office Lease, dated April 8, 2022, between MannKind Corporation and Russell Ranch Road II LLC (incorporated by reference to Exhibit 10.1 to MannKind’s Quarterly Report on Form 10-Q (File No. 000-50865), filed with the SEC on May 5, 2022).

10.41***

Second Amendment to Commercial Supply Agreement, dated June 15, 2022, by and between MannKind Corporation and United Therapeutics Corporation (incorporated by reference to Exhibit 10.49 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 23, 2023).

10.42***

Third Amendment to Commercial Supply Agreement, dated August 31, 2022, by and between MannKind Corporation and United Therapeutics Corporation (incorporated by reference to Exhibit 10.50 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 23, 2023).

10.43***

Fourth Amendment to Commercial Supply Agreement, dated December 22, 2022, by and between MannKind Corporation and United Therapeutics Corporation (incorporated by reference to Exhibit 10.51 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 23, 2023).

10.44

Office Lease, dated May 10, 2017, by and between Valeritas, Inc. and RFP Lincoln 293 LLC (incorporated by reference to Exhibit 10.52 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 23, 2023).

10.45

First Amendment to Office Lease, date February 11, 2019, by and between Valeritas, Inc. and BRP 293 Equity Partners, LLC (incorporated by reference to Exhibit 10.53 to MannKind’s Annual Report on Form 10-K (File No. 000-50865), filed with the SEC on February 23, 2023).

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

97	Dodd-Frank Clawback Policy.

101	Inline Interactive Data Files pursuant to Rule 405 of Regulation S-T.

104	The cover page has been formatted in Inline XBRL.

* Indicates management contract or compensatory plan.

** Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

*** Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

# Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANNKIND CORPORATION

By:	/s/ Michael E. Castagna
Michael E. Castagna
Chief Executive Officer

Dated: February 27, 2024

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

Signature	Title	Date

/s/ Michael E. Castagna Michael E. Castagna	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2024

/s/ Steven B. Binder Steven B. Binder	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2024

/s/ James S. Shannon James S. Shannon, M.D., MRCP (UK)	Chairman of the Board of Directors	February 27, 2024

/s/ Ronald J. Consiglio Ronald J. Consiglio	Director	February 27, 2024

/s/ Michael Friedman Michael Friedman, M.D.	Director	February 27, 2024

/s/ Jennifer Grancio Jennifer Grancio	Director	February 27, 2024
/s/ Anthony C. Hooper Anthony C. Hooper	Director	February 27, 2024
/s/ Sabrina Kay	Director	February 27, 2024
Sabrina Kay

/s/ Kent Kresa Kent Kresa	Director	February 27, 2024

/s/ Christine Mundkur	Director	February 27, 2024

Christine Mundkur

MANNKIND CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MannKind Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MannKind Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
o
Evaluated the reasonableness of government rebates by comparing the underlying data to historical adjustments.
o
Evaluated management’s ability to accurately forecast government rebates by comparing management’s assumptions of expected government rebates to actuals incurred subsequent to year end.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 27, 2024

We have served as the Company’s auditor since 2001.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(In thousands except per share data)
Revenues:
Net revenue – commercial product sales	$74,029	$56,247	$39,168
Revenue – collaborations and services	52,954	27,924	36,274
Royalties – collaborations	71,979	15,599	—
Total revenues	198,962	99,770	75,442
Expenses:
Cost of goods sold	20,863	16,003	16,833
Cost of revenue – collaborations and services	41,908	41,494	22,024
Research and development	31,283	19,721	12,312
Selling	51,776	53,753	45,528
General and administrative	42,538	37,720	31,889
Asset impairment	—	—	106
Loss (gain) on foreign currency transaction	1,916	(4,811)	(6,567)
Loss on purchase commitments	—	—	339
Total expenses	190,284	163,880	122,464
Income (loss) from operations	8,678	(64,110)	(47,022)
Other income (expense):
Interest income, net	6,154	2,513	112
Interest expense on financing liability	(9,825)	(9,758)	(1,373)
Interest expense	(15,151)	(15,011)	(15,204)
Interest expense on liability for sale of future royalties	(185)	—	—
Loss on available-for-sale securities	(170)	(932)	—
Loss on extinguishment of debt	—	—	(17,200)
Other income (expense)	122	(102)	(239)
Total other expense	(19,055)	(23,290)	(33,904)
Loss before income tax expense	(10,377)	(87,400)	(80,926)
Income tax expense	(1,561)	—	—
Net loss	$(11,938)	$(87,400)	$(80,926)
Net loss per share – basic and diluted	$(0.04)	$(0.34)	$(0.32)
Weighted average shares used to compute net loss per share – basic and diluted	267,014	257,092	249,244

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(In thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$238,480	$69,767
Short-term investments	56,619	101,079
Accounts receivable, net	14,901	16,801
Inventory	28,545	21,772
Prepaid expenses and other current assets	34,848	25,477
Total current assets	373,393	234,896
Property and equipment, net	84,220	45,126
Goodwill	1,931	2,428
Other intangible asset	1,073	1,153
Long-term investments	7,155	1,961
Other assets	7,426	9,718
Total assets	$475,198	$295,282

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$9,580	$11,052
Accrued expenses and other current liabilities	42,036	35,553
Financing liability – current	9,809	9,565
Midcap credit facility – current	20,000	—
Liability for sale of future royalties – current	9,756	—
Deferred revenue – current	9,085	1,733
Recognized loss on purchase commitments – current	3,859	9,393
Total current liabilities	104,125	67,296
Mann Group convertible note	8,829	8,829
Accrued interest – Mann Group convertible note	56	55
Financing liability – long term	94,319	94,512
Midcap credit facility – long term	13,019	39,264
Senior convertible notes	226,851	225,397
Liability for sale of future royalties – long term	136,054	—
Recognized loss on purchase commitments – long term	60,942	62,916
Operating lease liability	3,925	5,343
Deferred revenue – long term	69,794	37,684
Milestone liabilities	3,452	4,524
Total liabilities	721,366	545,820
Commitments and contingencies (Note 16)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value – 10,000,000 shares authorized; no shares issued or outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.01 par value – 800,000,000 and 400,000,000 shares authorized as of December 31, 2023 and 2022, respectively, and 270,034,495 and 263,793,305 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2,700	2,638
Additional paid-in capital	2,980,539	2,964,293
Accumulated deficit	(3,229,407)	(3,217,469)
Total stockholders' deficit	(246,168)	(250,538)
Total liabilities and stockholders' deficit	$475,198	$295,282

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2021	242,118	$2,421	$2,866,303	$(3,049,143)	$(180,419)
Net issuance of common stock associated with restricted stock units and stock options	1,572	16	(514)	—	(498)
Issuance of common stock under stock purchase plan	527	5	1,085	—	1,090
Stock-based compensation expense	—	—	12,200	—	12,200
Issuance of common stock pursuant to conversion of the Mann Group convertible note	3,830	38	9,535	—	9,573
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	170	2	425	—	427
Issuance of common stock pursuant to conversion of the 2024 convertible notes	1,667	17	4,983	—	5,000
Issuance of common stock pursuant to payoff of the 2024 convertible note interest	27	—	143	—	143
Issuance of at-the-market offering	578	6	1,880	—	1,886
Issuance costs associated with at-the-market offering	—	—	(38)	—	(38)
Premium on Mann Group convertible note	—	—	22,107	—	22,107
Issuance of common stock from market price stock purchase	25	—	106	—	106
Issuance of common stock pursuant to a warrant conversion	964	10	(10)	—	—
Net loss	—	—	—	(80,926)	(80,926)
BALANCE, DECEMBER 31, 2021	251,478	$2,515	$2,918,205	$(3,130,069)	$(209,349)
Net issuance of common stock associated with restricted stock units and stock options	2,242	22	297	—	319
Issuance of common stock under employee stock purchase plan	686	6	2,076	—	2,082
Stock-based compensation expense	—	—	13,447	—	13,447
Issuance of common stock pursuant to conversion of the Mann Group convertible note	3,838	39	9,557	—	9,596
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	237	2	672	—	674
Issuance of at-the-market offering	5,060	51	19,739	—	19,790
Issuance costs associated with at-the-market offering	—	—	(381)	—	(381)
Issuance of common stock from market the price stock purchase plan	252	3	681	—	684
Net loss	—	—	—	(87,400)	(87,400)
BALANCE, DECEMBER 31, 2022	263,793	$2,638	$2,964,293	$(3,217,469)	$(250,538)
Issuance of at-the-market offering	1,478	15	6,872	—	6,887
Issuance costs associated with at-the-market offering	—	—	(108)	—	(108)
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	51	1	221	—	222
Net issuance of common stock associated with restricted stock units and stock options	4,169	41	(10,203)	—	(10,162)
Issuance of common stock under Employee Stock Purchase Plan	507	5	1,663	—	1,668
Issuance of common stock from market price stock purchase plan	36	—	152	—	152
Stock-based compensation expense	—	—	17,649	—	17,649
Net loss	—	—	—	(11,938)	(11,938)
BALANCE, DECEMBER 31, 2023	270,034	$2,700	$2,980,539	$(3,229,407)	$(246,168)

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,938)	$(87,400)	$(80,926)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	17,649	13,447	12,200
Write-off of inventory	4,574	2,202	1,902
Depreciation and amortization	4,535	3,325	1,986
Amortization of debt discount and issuance costs	2,085	2,092	1,709
(Gain) loss on foreign currency transaction	1,916	(4,811)	(6,567)
Amortization of right-of-use assets	1,301	2,987	1,258
Loss on available-for-sale securities	170	932	—
Interest on Mann Group convertible note	224	325	1,598
Interest on liability for sale of future royalties	185	—	—
Interest on financing liability	31	9,552	1,372
Net (accretion) amortization of investments	(925)	707	520
Other, net	(339)	17	—
Loss on extinguishment of debt, net	—	—	17,200
Asset impairment	—	—	106
Interest on milestone right	—	—	3,663
Changes in operating assets and liabilities:
Accounts receivable, net	2,345	(11,807)	(776)
Inventory	(11,347)	(5,670)	(4,081)
Prepaid expenses and other current assets	(9,421)	(15,552)	(360)
Other assets	263	523	(138)
Accounts payable	(1,473)	4,096	1,374
Accrued expenses and other current liabilities	6,606	(723)	8,814
Deferred revenue	39,462	19,047	(14,567)
Recognized loss on purchase commitments	(9,424)	(5,709)	(5,892)
Operating lease liabilities	(2,385)	(3,309)	(2,135)
Accrued interest on Mann Group convertible note	—	—	(4,919)
Deposits from customer	—	(4,950)	4,950
Net cash provided by (used in) operating activities	34,094	(80,679)	(61,709)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from held-to-maturity debt securities	119,166	107,340	59,060
Purchase of held-to-maturity debt securities	(79,095)	(74,536)	(196,131)
Purchase of property and equipment	(42,441)	(7,589)	(11,466)
Acquisition of V-Go	—	(15,341)	—
Proceeds from insurance claim	382	—	—
Purchase of available-for-sale securities	—	(5,000)	(3,000)
Net cash provided by (used in) investing activities	(1,988)	4,874	(151,537)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of future royalties	150,000	—	—
Issuance costs associated with sale of future royalties	(4,050)	—	—
Proceeds from at-the-market-offering	6,887	19,790	1,886
Issuance costs associated with at-the-market offering	(108)	(381)	(38)
Proceeds from market price stock purchase plan and employee stock purchase plan	1,820	2,766	106
Payments for taxes related to net issuance of common stock associated with restricted stock units and stock options	(10,162)	319	(498)
Principal payment on financing liability	(189)	(18)	—
Milestone payment	(924)	(1,088)	(5,000)
Proceeds from Senior convertible notes	—	—	230,000
Issuance costs associated with Senior convertible notes	—	—	(7,268)
Proceeds from the sale-leaseback transaction	—	—	102,250
Issuance costs associated with the sale-leaseback transaction	—	—	(3,120)
Deposit for the sale-leaseback transaction	—	—	(2,000)
Principal payments on Mann Group convertible note	—	—	(35,051)
Payment on MidCap credit facility	(6,667)	—	(10,000)
Payment of MidCap credit facility prepayment penalty	—	—	(1,000)
Net cash provided by financing activities	136,607	21,388	270,267
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	168,713	(54,417)	57,021
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,767	124,184	67,163
CASH AND CASH EQUIVALENTS, END OF PERIOD	$238,480	$69,767	$124,184

MANNKIND CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended
	2023	2022	2021
	(In thousands)
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash	$18,279	$8,852	$11,268
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of Midcap credit facility from long-term to current	26,667	—	—
Reclassification of investments from long-term to current	6,404	82,850	32,654
Non-cash construction in progress, property and equipment	1,691	1,298	1,264
Right-of-use asset modification	728	3,793	278
Goodwill adjustment for a net reduction in liabilities	497	—	—
Receivable for insurance claim on damaged equipment	445	—	—
Accrued issuance costs associated with liability for sale of future royalties	325	—	—
Payments on debt and interest through common stock issuance	222	10,270	15,143
Reclassification of Thirona convertible notes and interest receivable from long-term to current	—	7,375	—
Issuance of common stock under employee stock purchase plan	—	—	1,090
Addition of right-of-use-asset	—	1,812	1,425
Contingent milestone liability	—	610	—

See notes to consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Business — MannKind Corporation and its subsidiaries (the “Company”) is a biopharmaceutical company focused on the development and commercialization of innovative therapeutic products and devices to address serious unmet medical needs for those living with endocrine and orphan lung diseases. The Company’s signature technologies, Technosphere dry-powder formulations and Dreamboat inhalation devices, offer rapid and convenient delivery of medicines to the deep lung where they can exert an effect locally or enter the systemic circulation. The Company is currently commercializing Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, and the V-Go wearable insulin delivery device, which provides continuous subcutaneous infusion of insulin in adults that require insulin. The first product to come out of the orphan lung disease pipeline, Tyvaso DPI (treprostinil) inhalation powder received approval from the U.S. Food and Drug Administration (“FDA”) in May 2022 for the treatment of pulmonary arterial hypertension (PAH) and for the treatment of pulmonary hypertension associated with interstitial lung disease (PH-ILD). The Company's development and marketing partner, United Therapeutics ("UT") began commercializing Tyvaso DPI in June 2022 and is obligated to pay the Company a royalty on net sales of the product. The Company also receives a margin on supplies of Tyvaso DPI that it manufactures for UT.

Basis of Presentation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Reclassifications — Certain amounts reported in prior years have been reclassified to conform with the current year presentation. Changes were made to the consolidated statements of cash flows to present the amortization of debt discount and issuance costs and net investment (accretion) amortization separately from amortization and depreciation expense. Additionally, changes were made to our effective income tax rate reconciliation table in Note 18 – Income Taxes to separate officers compensation from permanent items.

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

2. Summary of Significant Accounting Policies

Financial Statement Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ from those estimates or assumptions. Management considers many factors in selecting appropriate financial accounting policies, and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. These effects could have a material impact on the estimates and assumptions used in the preparation of the consolidated financial statements. The more significant estimates include revenue recognition, including gross-to-net adjustments, stand-alone selling price considerations for recognition of collaboration revenue, assessing long-lived assets for impairment, clinical trial expenses, inventory costing and recoverability, recognized loss on purchase commitment, stock-based compensation, the determination of the provision for income taxes and corresponding deferred tax assets and liabilities, the valuation allowance recorded against net deferred tax assets, and expected cash flows from royalties received in connection with UT's net revenue for the sale of Tyvaso DPI.

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

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The

Company has two types of contracts with customers: (i) contracts for commercial product sales with wholesale distributors, specialty and retail pharmacies, and durable medical equipment suppliers ("DMEs") and (ii) collaboration arrangements.

Revenue Recognition – Net Revenue – Commercial Product Sales – The Company sells its products to a limited number of wholesale distributors, specialty and retail pharmacies, and DMEs in the U.S. (collectively, its “Customers”). Wholesale distributors subsequently resell the Company’s products to retail pharmacies and certain medical centers or hospitals. Specialty and retail pharmacies sell directly to patients. In addition to distribution agreements with Customers, the Company enters into arrangements with payers that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.

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

The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. The Company’s analysis also contemplates application of the constraint in accordance with the guidance, under which it determined a material reversal of revenue would not occur in a future period for the current period estimates of gross-to-net adjustments and therefore, the transaction price was not reduced further during the current period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net revenue from commercial product sales and earnings in the period such variances become known.

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

The Company’s collaboration agreements, for accounting purposes, represent contracts with customers and therefore are not subject to accounting literature on collaboration agreements. The Company grants licenses to its intellectual property, supplies raw materials, semi-finished goods or finished goods, provides research and development services and offers sales support for the co-promotion of products, all of which are outputs of the Company’s ongoing activities, in exchange for consideration. Accordingly, the Company concluded that its collaboration agreements must generally be accounted for pursuant to ASC 606.

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

Revenue Recognition — Royalties — The Company recognizes royalty revenue for a sales-based or usage-based royalty if it is promised in exchange for an intellectual property license. The royalty revenue is recognized as the latter of the subsequent sale of the product occurs or if the performance obligation to which the royalty has been allocated has been satisfied or partially satisfied. The Company’s collaboration agreement with UT entitles it to receive a 10% royalty on net sales of Tyvaso DPI for the license of the Company’s IP that was considered to be interdependent with the development activities that supported the approval of Tyvaso DPI. Although the Company recognizes a 10% royalty on net revenue from the sale of Tyvaso DPI as revenue, it will only collect 9% of future royalties due to its sale of 1% of future royalties in December 2023 as detailed in Note 16 – Commitments and Contingencies.

The Company’s net revenue and cost of revenue and goods sold as shown on the consolidated statement of operations is comprised of revenue generated from product sales, services and royalties as shown below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net revenue:
Product revenue (1)	$126,054	$81,073	$39,435
Services (2)	929	3,098	36,007
Royalties (3)	71,979	15,599	—
Total net revenue	$198,962	$99,770	$75,442

_________________________

(1)
Amounts represent the net revenue from Afrezza and V-Go sales to wholesalers and specialty pharmacies and Tyvaso DPI to UT.
(2)
Amounts represent revenue generated from the Company’s collaboration arrangements, including Next-Gen R&D Services (as defined in Note 11) for UT as well as arrangements with other collaboration partners. See Note 11 – Collaboration, Licensing and Other Arrangements.
(3)
Amounts represent royalties on UT’s net revenue from Tyvaso DPI sales.

	Year Ended December 31,
	2023	2022	2021
Cost of goods sold and cost of revenue:
Product revenue	$61,989	$55,071	$16,833
Services	782	2,426	22,024
Total cost of goods sold and cost of revenue	$62,771	$57,497	$38,857

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

Cost of Revenues – Collaborations and Services — Cost of revenues – for collaborations and services includes material, labor costs, manufacturing overhead, and excess capacity costs. These costs, in addition to the write-offs of inventory are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. Cost of revenues – for collaborations and services also includes the cost of product development.

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

Cash and Cash Equivalents — The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of December 31, 2023 and 2022, cash equivalents were comprised of money market funds, corporate bonds and commercial paper with original maturities less than 90 days from the date of purchase.

Held-to-Maturity Investments — The Company’s investments generally consisted of commercial paper, corporate notes or bonds and U.S. Treasury securities. As of December 31, 2023 and 2022, the Company held short-term and long-term investments of debt securities, including commercial paper and bonds. The Company assesses whether it has any intention to sell the investment before maturity, whether any declines in fair value are the result of credit losses, as well as whether there were other-than-temporary impairments associated with the available for sale investment. The Company intends to hold its investments until maturity; therefore, these investments are stated at amortized cost. The investments with maturities less than 12 months are included in short-term investments and investments with maturities in excess of twelve months are included in long-term investments in the consolidated balance sheets. The amortization or accretion of the Company’s investments is recognized as interest income in the consolidated statements of operations.

Available-for-Sale Investment — In June 2021, the Company purchased a $3.0 million convertible promissory note (the “Thirona convertible note”) issued by Thirona Bio, Inc. (“Thirona”). In January 2022, the Company purchased an additional $5.0 million convertible promissory note issued by Thirona. Unless earlier converted into conversion shares pursuant to the note purchase agreement, the aggregate principal of

$8.0 million and accrued interest shall be due and payable by Thirona on demand by the Company at any time after the maturity date. The Thirona convertible notes were amended in February 2023 to extend the maturity date from December 31, 2022 to June 30, 2024. The Thirona convertible notes are general unsecured obligations of Thirona and accrue interest at a rate of 6% per annum. The Thirona convertible notes are classified as available-for-sale securities and are included in prepaid expenses and other current assets in the consolidated balance sheets. The Company periodically assesses whether it has any intention to sell the investment, determines the fair value of its available-for-sale investments using level 3 inputs and assesses whether there were other-than-temporary impairments associated with the investment. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized, while unrealized losses related to credit risk are reported through earnings in the period incurred. In June 2021, the Company and Thirona also entered into a collaboration agreement to develop a compound for the treatment of fibrotic lung diseases. See Note 11 – Collaboration, Licensing and Other Arrangements.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consisted of cash and cash equivalents and investments. Cash and cash equivalents are held in high credit quality institutions. Cash equivalents consisted of interest-bearing money market funds and U.S. Treasury securities with original or remaining maturities of 90 days or less at the time of purchase. Investments generally consisted of commercial paper, corporate notes or bonds and U.S. Treasury securities. The cash equivalents and investments are regularly monitored by management.

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

Pre-Launch Inventory — An improvement to the manufacturing process for the Company’s primary excipient fumaryl diketopiperazine (“FDKP”) was demonstrated to be viable and management expects to realize an economic benefit in the future as a result of such process improvement. Accordingly, the Company is required to assess whether to capitalize inventory costs related to such excipient prior to validation of the improved manufacturing process and adoption of the new supplier. In doing so, management must consider a number of factors in order to determine the amount of inventory to be capitalized, including the historical experience of modifying the Company’s manufacturing processes, feedback from technical experts and regulatory agencies on the changes being effected and the amount of inventory that is likely to be used in commercial production. The shelf life of the excipient will be determined as part of the validation process; in the interim, the Company must assess the available stability data to determine whether there is likely to be adequate shelf life to support anticipated future sales occurring beyond the expected adoption date of the new raw material. If management is aware of any specific material risks or contingencies other than the normal regulatory reporting process, or if the criteria for capitalizing inventory produced prior to adoption are otherwise not met, the Company would not capitalize such inventory costs, choosing instead to recognize such costs as R&D expense in the period incurred.

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

Acquisitions — The Company first determines whether a set of assets acquired constitute a business and should be accounted for as a business combination. If the assets acquired do not constitute a business, the Company accounts for the transaction as an asset acquisition. Business combinations are accounted for by means of the acquisition method of accounting. Under the acquisition method, assets acquired, including in-process R&D (“IPR&D”) projects, and liabilities assumed are recorded at their respective fair values as of the acquisition date in the Company’s consolidated financial statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with a business combination (including the assumption of an acquiree’s liability arising from an acquisition it consummated prior to the Company’s acquisition) are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies have been resolved. The resulting changes in fair values are recorded in earnings. In contrast, asset acquisitions are accounted for by using a cost accumulation and allocation model. Under this model, the cost of the acquisition is allocated to the assets acquired and liabilities assumed. IPR&D projects with no alternative future use are recorded in R&D expense upon acquisition, and contingent consideration obligations incurred in connection with an asset acquisition are recorded when it is probable that they will occur and they can be reasonably estimated. See Note 3 – Acquisition.

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

Recognized Loss on Purchase Commitments — The Company reviews the terms of the long-term supply agreements and assesses the need for any accrual for estimated losses, such as lower of cost or net realizable value, that will not be recovered by future product sales. The recognized loss on purchase commitments is reduced as inventory items are received or as the liability is extinguished. See Note 16 – Commitments and Contingencies.

Milestone Rights Liability — In July 2013, in conjunction with the execution of a (now repaid) loan agreement with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”), the Company entered into a Milestone Rights Purchase Agreement (the “Milestone Rights Agreement”) pursuant to which the Company issued certain milestone rights to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÀRL, (the “Original Milestone Purchasers”). The foregoing milestone rights provided the Original Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and Afrezza sales milestones, $55.0 million of which remains payable as of December 31, 2023, upon achievement of such milestones (collectively, the “Milestone Rights”). In December 2021, the Milestone Rights were purchased by Barings Global Special Situations Credit Fund 4 (Delaware), L.P. and Barings Global Special Situations Credit 4 (LUX) S.ar.l. (together the “Milestone Purchasers”). As a result, the Milestone Purchasers have assumed the obligations of the Original Milestone Purchasers and are now entitled to all rights under the Milestone Rights Agreement. The Milestone Rights liability is reported at fair value at the date of the agreement which is periodically offset against payments. See Note 12 – Fair Value of Financial Instruments.

The initial fair value estimate of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones and discounted to present value using a selected market discount rate. The expected timing and probability of achieving the milestones was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. The Milestone Rights liability will be remeasured as the specified milestone events are achieved. Specifically, as each milestone event is achieved, the portion of the initially recorded Milestone Rights liability that pertains to the milestone event being achieved, will be remeasured to the amount of the specified related milestone payment. The resulting change in the balance of the Milestone Rights liability due to remeasurement will be recorded in the Company’s consolidated statements of operations as interest expense. Furthermore, the Milestone Rights liability will be reduced upon the settlement of each milestone payment. As a result, each milestone payment would be effectively allocated between a reduction of the recorded Milestone Rights liability and an expense representing a return on a portion of the Milestone Rights liability paid to the investor for the achievement of the related milestone event. See Note 9 – Accrued Expenses and Other Current Liabilities and Note 16 – Commitments and Contingencies.

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

Stock-Based Compensation — Share-based payments to employees, including grants of restricted stock units (“RSUs”), performance-based non-qualified stock options awards (“PNQs”), restricted stock units with market conditions (“Market RSUs”), options and the compensatory elements of employee stock purchase plans, are recognized in the consolidated statements of operations based upon the fair value of the awards at the grant date. RSUs are valued based on the market price on the grant date. Market RSUs are valued using a Monte Carlo valuation model and RSUs with performance conditions are evaluated for the probability that the performance conditions will be met and estimates the date at which the performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period. The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options and the compensatory elements of employee stock purchase plans.

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

Recently Issued Accounting Standards — In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which requires incremental disclosure of segment information on an interim and annual basis. This ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application to all prior periods presented in the financial statements is required for public entities. The Company is currently evaluating the impact of the guidance on its consolidated financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). This ASU requires disaggregated information about a public entity’s effective tax rate reconciliation as well as additional information on income taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of the guidance on its consolidated financial statement disclosures.

In October 2023, the FASB issued ASU 2023-06, which amends the disclosure and presentation requirements related to various Codification subtopics. The ASU was issued in response to the SEC’s August 2018 final rule that updates and simplifies disclosure requirements the SEC believed were “redundant, duplicative, overlapping, outdated, or superseded.” The new guidance is intended to align U.S. GAAP and SEC requirements while facilitating the application of U.S. GAAP for all entities. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. We are currently evaluating the impact of the guidance on our consolidated financial statements.

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

___________________________

(1)
Subsequent changes in the fair value are reported in general and administrative expenses. See Note 12 – Fair Value of Financial Instruments for subsequent fair value disclosures.

The fair value of the contingent milestone liability was estimated using the Monte Carlo simulation method for the calculation of the potential payment and the Geometric Brownian Motion forecasting model to estimate the underlying revenue. Market-based inputs and other level 3 inputs were used to forecast future revenue. The key inputs used included a risk-free rate of 2.95%, dividend yield of 0%, volatility of 65%, period of 15 years and credit risk of 12%.

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

The information below reflects the preliminary amounts of identifiable assets acquired and liabilities assumed as of May 31, 2023 (in thousands):

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

The Company incurred acquisition-related costs of approximately $0.4 million for the year ended December 31, 2022. There were no acquisition-related costs incurred for the year ended December 31, 2023.

4. Investments

Cash Equivalents — Cash equivalents consist of highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash.

Available-for-Sale Investment — The Thirona convertible notes are classified as available-for-sale securities and are included in prepaid expenses and other current assets in the consolidated balance sheets. Available-for-sale investments are subsequently measured at fair value with realized gains and losses reported in other income (expense) in the consolidated statements of operations. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income (loss) until realized. The Company determines the fair value of its available-for-sale investments using level 3 inputs and evaluates the fair value of its investment in Thirona by applying a Monte Carlo simulation model. For each of the years ended December 31, 2023 and 2022, the Company recognized $0.5 million of interest income on investment. The Company's investment in Thirona is comprised of two notes with aggregate face value of $8.0 million and stated interest rate of 6%. As of December 31, 2023 and 2022, the fair value of the Company's investment in Thirona was $6.9 million and $7.1 million, respectively. In addition, the Company determined that there were related credit losses on the investment of $0.2 million and $0.9 million during the years ended December 31, 2023 and 2022, respectively, which were recognized in the consolidated statements of operations. No unrealized holding gain or loss was recognized in accumulated other comprehensive income (loss) during the years ended December 31, 2023, 2022,- and 2021.

Held-to-Maturity Investments — Investments consist of highly liquid investments that are intended to facilitate liquidity and capital preservation. The amortization or accretion of the Company’s investments is recognized as interest income in the consolidated statements of operations and was approximately $1.6 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively. No allowance for credit losses on held-to-maturity securities was required as of December 31, 2023 or 2022.

The contractual maturities of the Company’s held-to-maturity investments are summarized below (in thousands):

	December 31, 2023		December 31, 2022
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due in one year or less(1)	$115,263	$115,374	$152,862	$156,976
Due after one year through five years	7,155	7,197	1,961	1,948
Total	$122,418	$122,571	$154,823	$158,924

___________________________

(1)
The investments due in one year or less include cash equivalents of $58.6 million as of December 31, 2023 and $51.8 million as of December 31, 2022.

The fair value of the cash equivalents, long-term and short-term investments are disclosed below (in millions):

	December 31, 2023
	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains	Estimated Fair Value
Commercial bonds and paper	Level 2	$43.3	$0.1	$43.4
Money market funds	Level 1	69.6	—	69.6
U.S. Treasuries	Level 2	9.5	0.1	9.6
Total cash equivalents and investments		122.4	0.2	122.6
Less: cash equivalents		(58.6)	—	(58.6)
Total Investments		$63.8	$0.2	$64.0

	December 31, 2022
	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial bonds and paper	Level 2	$66.8	$(0.6)	$66.2
Money market funds	Level 1	51.8	—	51.8
U.S. Treasuries	Level 2	36.3	(0.6)	35.7
Total cash equivalents and investments		154.9	(1.2)	153.7
Less: cash equivalents		(51.8)	—	(51.8)
Total Investments		$103.1	$(1.2)	$101.9

As of December 31, 2023, there was $0.5 million of accrued interest receivable included in prepaid expense and other current assets in our consolidated balance sheets. As of December 31, 2022, there was $0.6 million of accrued interest receivable and $5.1 million of amount receivable on matured investment.

5. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Accounts receivable – commercial
Accounts receivable, gross	$20,199	$19,359
Wholesaler distribution fees and prompt pay discounts	(2,469)	(2,536)
Reserve for returns	(6,215)	(4,108)
Allowance for credit losses	(157)	—
Total accounts receivable – commercial, net	11,358	12,715
Accounts receivable – collaborations and services	3,543	4,086
Total accounts receivable, net	$14,901	$16,801

As of December 31, 2023 , the allowances for credit losses and doubtful accounts for commercial accounts receivable of $0.2 million was related to $0.2 million of accounts receivable for Zealand. As of December 31, 2022, the allowances for credit losses and doubtful accounts for commercial accounts receivable was de minimis. As of December 31, 2023 and 2022, the Company had three wholesale distributors representing approximately 85% and 74% of gross sales and 74% and 79% of commercial accounts receivable, respectively.

As of December 31, 2023, there was no allowance for credit losses for accounts receivable for collaborations and services. The Company had one collaboration partner, UT, that comprised 100% of the collaboration and services net accounts receivable as of December 31, 2023 and approximately 100% and 98% of gross revenue from collaborations and services for the years ended December 31, 2023 and 2022, respectively.

The Company recognizes revenue net of gross-to-net adjustments. The activities and ending reserve balance consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Prompt Pay Discount Reserve, Allowance for Wholesale Distribution Fees and Accounts Receivable Reserves:
Beginning balance	$6,644	$4,493
Provisions	18,977	17,471
Deductions	(16,780)	(15,320)
Ending balance	$8,841	$6,644

6. Inventories

Inventories consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$6,262	$5,739
Work-in-process	13,646	13,815
Finished goods	8,637	2,218
Total inventory	$28,545	$21,772

Work-in-process and finished goods as of December 31, 2023 and 2022 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off and the projected loss on the purchase commitment contract to purchase future insulin was accrued as of the end of 2016. Raw materials inventory included $0.8 million of pre-launch inventory as of December 31, 2023 and 2022, which consisted of FDKP received in November 2019.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand as of December 31, 2023 and 2022. Inventory that was forecasted to become obsolete due to expiration as well as inventory that does not meet acceptable standards is recorded in costs of goods sold in the consolidated statements of operations and a reserve for inventory in our consolidated balance sheets. As a result of this assessment there were inventory write-offs of $4.6 million and $2.2 million for the years ended December 31, 2023 and 2022, respectively.

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Useful
	Life (Years)	December 31, 2023	December 31, 2022
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	46,357	38,952
Machinery and equipment	3-15	60,410	58,542
Furniture, fixtures and office equipment	5-10	3,070	2,976
Computer equipment and software	3	8,658	8,246
Construction in progress	—	48,997	16,706
Total property and equipment		185,756	143,686
Less accumulated depreciation		(101,536)	(98,560)
Total property and equipment, net		$84,220	$45,126

Depreciation expense related to property and equipment for the years ended December 31, 2023, 2022 and 2021 was $4.5 million, $3.3 million and $2.0 million, respectively. During the years ended December 31, 2023 and 2022, the Company retired $2.1 million and $2.4 million, respectively of manufacturing equipment, computer hardware and software, computer equipment, lab equipment, and building improvements, as it was no longer in service. The net book value for the disposed assets during the years ended December 31, 2023 and 2022 was $0.6 million and de minimis, respectively.

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

8. Goodwill and Other Intangible Asset

Goodwill — Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $1.9 million and $2.4 million as of December 31, 2023 and 2022, respectively, as a result of the Company's acquisition of V-Go in May 2022. Through May 2023, goodwill related to the acquisition of V-Go was adjusted for a reduction in rebate-related liabilities partially offset by a reserve for inventory obsolescence. Goodwill is tested at least annually for impairment by assessing qualitative factors in determining whether it is more likely than not that the fair value of net assets is below their carrying amounts. See Note 2 – Summary of Significant Accounting Policies.

Other Intangible Asset — Other intangible asset consisted of the following (in thousands):

	Estimated	December 31, 2023			December 31, 2022
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology	15	$1,200	$(127)	$1,073	$1,200	$(47)	$1,153

Amortization expense related to the other intangible asset was $0.1 million and de minimis for the years ended December 31, 2023 and 2022, respectively.

The estimated annual amortization expense for the other intangible asset for the years ended December 31, 2024 through 2028 will be approximately $0.1 million per year and $0.7 million, thereafter.

The Company evaluates its other intangible asset for potential impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. See Note 2 – Summary of Significant Accounting Policies.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31, 2023	December 31, 2022
Salary and related expenses	$19,506	$14,906
Discounts and allowances for commercial product sales	9,541	8,504
Accrued interest	2,153	2,201
State income tax liability	1,561	—
Deferred lease liability	1,423	1,304
Professional fees	979	1,136
Current portion of milestone rights liability	752	924
Returns reserve for acquired product	601	1,013
Danbury facility buildout	316	846
Other	5,204	4,719
Accrued expenses and other current liabilities	$42,036	$35,553

The provision for discounts and allowances for commercial product sales is reflected as a component of net revenues. The activities and ending balances consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Discounts and allowances for commercial product sales:
Beginning balance	$8,504	$4,227
Provisions	34,980	23,369
Deductions	(33,943)	(20,603)
V-Go opening balance sheet	—	1,511
Ending balance	$9,541	$8,504

10. Borrowings

Carrying amount of the Company’s borrowings consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Senior convertible notes	$226,851	$225,397
MidCap credit facility	33,019	39,264
Mann Group convertible note	8,829	8,829
Total debt – net carrying amount	$268,699	$273,490

The following table provides a summary of the Company’s principal balance of debt and key terms:

	Amount Due		Terms
	December 31, 2023	December 31, 2022	Annual Interest Rate		Maturity Date	Conversion Price
Senior convertible notes	$230.0 million	$230.0 million	2.50%		March 2026	$5.21 per share
MidCap credit facility	$33.3 million	$40.0 million	one-month SOFR (1% floor) plus 6.25%; cap of 8.25%	(1)	August 2025	N/A
Mann Group convertible note	$8.8 million	$8.8 million	2.50%		December 2025	$2.50 per share

_________________________

(1)
In August 2022, the Company amended the MidCap credit facility and transitioned the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The interest rate prior to the amendment was one-month LIBOR (1% floor) plus 6.25% (cap of 8.25%).

The maturities of the Company’s borrowings as of December 31, 2023 are as follows (in thousands):

Amounts
2024	$20,000
2025	22,163
2026	230,000
Total principal payments	272,163
Unamortized discount and prepayment fee	(313)
Debt issuance costs	(3,151)
Total debt	$268,699

Senior convertible notes – In March 2021, the Company issued $230.0 million aggregate principal amount of Senior convertible notes in a private offering. The Senior convertible notes were issued pursuant to an indenture, dated March 4, 2021 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee.

The Senior convertible notes are general unsecured obligations of the Company and will mature on March 1, 2026, unless earlier converted, redeemed or repurchased by the Company. The Senior convertible notes will bear cash interest from March 4, 2021 at an annual rate of 2.50% payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2021. The Senior convertible notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock, par value $0.01 per share, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the Senior convertible notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Senior convertible notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; (3) if the Company calls such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Senior convertible notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events as set forth in the Indenture. On or after December 1, 2025 until the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the common stock or a combination of cash and shares of common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture.

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

The Company’s net proceeds from the March 2021 offering were approximately $222.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. As of December 31, 2023 and 2022, the unamortized debt issuance cost was $3.1 million and $4.6 million, respectively.

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

The prepayment penalty of $1.0 million related to the payment of $10.0 million was capitalized and is being amortized over the remaining life of the debt. As of December 31, 2023 and 2022, the unamortized debt discount was $0.1 million and $0.2 million, respectively, and the unamortized prepayment penalty was $0.2 million and $0.5 million, respectively.

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

The MidCap credit facility, as amended, contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The Company must also comply with a financial covenant relating to trailing twelve month minimum Afrezza net revenue, tested on a monthly basis, unless the Company has $90.0 million or more of unrestricted cash and short-term investments. As of December 31, 2023, the Company was in compliance with the financial covenant.

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

Pursuant to the terms of the Mann Group convertible note, Mann Group converted $3.0 million of accrued interest and $7.0 million of principal into 1.2 million shares and 2.8 million shares, respectively, of the Company’s common stock in the fourth quarter of 2020. During the year ended December 31, 2021, Mann Group converted $0.4 million of interest and $9.6 million of principal into 4,000,000 shares of common stock. During the year ended December 31, 2022, Mann Group converted $10.0 million of principal and capitalized interest into 4,000,000 shares of common stock. In addition, the Company paid $0.3 million of interest by issuing the Mann Group 75,487 shares of common stock during the year ended December 31, 2022. During the year ended December 31, 2023, Mann Group converted $0.2 million of interest into 50,844 shares of common stock.

Amortization of the premium and accretion of debt issuance costs related to all borrowings for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Amortization of debt discount and prepayment fee	$423	$431	$377
Amortization of debt issuance cost	1,454	1,453	1,215

11. Collaboration, Licensing and Other Arrangements

Revenue from collaborations and services were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
UT CSA Agreement (1)	$52,025	$24,826	$267
UT License Agreement (2)	782	2,426	34,145
Cipla License and Distribution Agreement	147	147	147
Vertice Pharma Co-Promotion Agreement	—	325	1,147
Other	—	200	323
Receptor CLA	—	—	245
Total revenue from collaborations and services	$52,954	$27,924	$36,274

_________________________

(1)
Amounts consist of revenue recognized for Manufacturing Services and sales of product to UT for the periods presented.
(2)
Amounts consist of revenue recognized for Next-Gen R&D Services and R&D Services and License for the periods presented.

The activity related to deferred revenue and the related revenue recognized for collaborations and services is as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred revenue:
Beginning balance	$39,417	$20,370
Additions	92,416	46,971
Revenue — collaborations and services	(52,954)	(27,924)
Ending balance	$78,879	$39,417

United Therapeutics License Agreement — In September 2018, the Company and UT entered into an exclusive global license and collaboration agreement (the “UT License Agreement”), pursuant to which UT is responsible for global development, regulatory and commercial activities with respect to Tyvaso DPI. The Company is responsible for manufacturing Tyvaso DPI.

Total revenue from UT was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
UT Revenue
UT CSA Agreement	$52,025	$24,826	$267
UT License Agreement	782	2,426	34,145
Royalties — Collaborations (1)	71,979	15,599	—
Total revenue from UT	$124,786	$42,851	$34,412

_________________________

(1)
Amounts consist of royalties associated with the UT License Agreement. The contract assets related to the royalties is included in prepaid expense and other current assets in the consolidated balance sheets.

In October 2018, the Company and UT entered into the UT License Agreement for the collaboration and development of Tyvaso DPI. Pursuant to this agreement, the Company receives a 10% royalty on net sales of Tyvaso DPI. In December 2023, the Company sold a 1% royalty on future net sales of Tyvaso DPI to a royalty purchaser, with the Company retaining a 9% royalty. In August 2021, the Company and UT entered into the CSA, pursuant to which the Company is responsible for manufacturing and supplying to UT, and UT is responsible for purchasing from the Company on a cost-plus basis. In addition, UT is responsible for supplying treprostinil at its expense in quantities necessary to enable the Company to manufacture Tyvaso DPI as required by the CSA.

The activities and deliverables under the CSA and UT License Agreement resulted in distinct performance obligations which include: (1) the license, supply of product to be used in clinical development, and continued development and approval support for Tyvaso DPI ("R&D Services and License"); (2) development activities for the next generation of Tyvaso DPI ("Next-Gen R&D Services"); and (3) a material right associated with current and future commercial manufacturing and supply of product ("Manufacturing Services and Product Sales").

There have been various amendments to the UT License Agreement and the CSA since inception. As amended, the term of the CSA continues until December 31, 2031 (unless earlier terminated) and is thereafter renewed automatically for additional, successive two-year terms unless (i) UT provides notice to the Company at least 24 months in advance of such renewal that UT does not wish to renew the CSA or (ii) the Company provides notice to UT at least 48 months in advance of such renewal that the Company does not wish to renew the CSA. The Company and UT each have normal and customary termination rights, including termination for material breach that is not cured within a specific timeframe or in the event of liquidation, bankruptcy or insolvency of the other party. The Company accounted for the contract modification as if it were part of the existing contract since the amendment modified the scope and price of the CSA by extending the term and increasing the occupancy rate. The effect of the modification on the transaction price and on the measure of progress is recognized as an adjustment to revenue as of the date of modification. The modification did not result in a change in the activities and deliverables under the CSA.

In December 2022, the Company and UT agreed to fund an additional $39.5 million to support capital and continuous improvement activities and $2.3 million in the development of alternative manufacturing processes. The Company determined that the capital and continuous improvements should be combined with the manufacturing services performance obligation and the alternative manufacturing processes should be combined with the Next-Gen R&D Services. The total revised anticipated cash flows of $722.3 million from the transaction was allocated to the three distinct performance obligations as follows (dollars in millions).

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

As of December 31, 2023, deferred revenue consisted of $77.5 million, of which $8.9 million was classified as current and $68.6 million was classified as long-term on the consolidated balance sheet. As of December 31, 2022, deferred revenue consisted of $37.9 million, of which $1.6 million was classified as current and $36.3 million was classified as long-term on the consolidated balance sheet. The increase in deferred revenue is primarily related to the capital improvements for the expansion of our manufacturing facility. The Company determined that the revenue recognition associated with the capital improvements should be combined with the manufacturing services performance obligation.

Thirona Collaboration Agreement — In June 2021, the Company and Thirona entered into a collaboration agreement to evaluate the therapeutic potential of Thirona’s compound for the treatment of pulmonary fibrosis. If initial studies are promising, the Company can exercise certain rights to seek a full license to the compound for clinical development and commercialization. The parties will perform their respective obligations and provide reasonable support for research, clinical development and regulatory strategy. The collaboration agreement was accounted for under ASC 808, Collaborative Agreements; however, no consideration was exchanged between the parties. The costs incurred by the Company were expensed as R&D in the consolidated statements of operations. On February 28, 2023, the collaboration agreement was amended to extend the term through June 2024. In accordance with the amendment, the Company agreed to fund a minimum of $1.1 million to be expended on a revised development plan prepared by Thirona, of which $0.7 million was funded during the year ended December 31, 2023.

Biomm Supply and Distribution Agreement — In May 2017, the Company and Biomm S.A. (“Biomm”) entered into a supply and distribution agreement for the commercialization of Afrezza in Brazil. Under this agreement, Biomm was responsible for pursuing regulatory approvals of Afrezza in Brazil, including from the Agência Nacional de Vigilância Sanitária (“ANVISA”) and, with respect to pricing matters, from the Camara de Regulação de Mercado de Medicamentos (“CMED”), both of which were received. Biomm commenced product sales in January 2020. No shipments of product were made to Biomm during the year ended December 31, 2023, 2022 or 2021.

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

As of December 31, 2023, the deferred revenue balance was $1.4 million, of which $0.2 million was classified as current and $1.2 million was classified as long term in the consolidated balance sheets. As of December 31, 2022, the deferred revenue balance was $1.5 million, of which $0.1 million is classified as current and $1.4 million is classified as long term in the consolidated balance sheets.

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

The carrying amounts reported in the consolidated financial statements for cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities (excluding the Milestone Rights liability) approximate their fair value due to their relatively short maturities. The fair value of the Senior convertible notes, MidCap credit facility, Mann Group convertible note, Milestone Rights liability and Financing liability are disclosed below.

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (Level 3 in the fair value hierarchy) (in millions):

	December 31, 2023
		Fair Value
	Carrying Amount	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Senior convertible notes(1)	$226.9	$231.3
MidCap credit facility(2)	33.0	35.5
Mann Group convertible note(3)	8.8	14.4
Milestone rights(4)	3.9	11.9
Contingent milestone liability(5)	0.3	0.3
Financing liability(6)	104.1	106.8

_________________________

(1)
Fair value was determined by applying a discounted cash flow analysis to the straight note with a hypothetical yield of 11%, volatility of 62.7% and a Monte Carlo simulation for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $224.1 million and $238.9 million, respectively.
(2)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 12%. A change in yield of + or – 2% would result in a fair value of $35.0 million and $36.0 million, respectively.
(3)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 13% and volatility of 62.7% to the straight note and a binomial option pricing model for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $14.2 million and $14.7 million, respectively.
(4)
Fair value was determined by applying a Monte Carlo simulation method for the calculation of the potential payment and the Geometric Brownian Motion forecasting model to estimate the underlying revenue. Market based inputs and other level 3 inputs were used to forecast future revenue. The key inputs used included a risk-free rate of 3.88%, dividend yield of 0%, volatility of 50%, period of 8 years and credit risk of 17%.
(5)
Fair value was determined by using the Monte Carlo simulation method for the calculation of the potential payment and the Geometric Brownian Motion forecasting model to estimate the underlying revenue. Market based inputs and other level 3 inputs were used to forecast future revenue. The key inputs used included a risk-free rate of 4.01%, dividend yield of 0%, volatility of 43%, period of 15 years and credit risk of 17%.
(6)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 9.5%.

	December 31, 2022
		Fair Value
	Carrying Value	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Senior convertible notes(1)	$225.4	$253.9
MidCap credit facility(2)	39.3	41.1
Mann Group convertible note(3)	8.8	20.8
Milestone rights(4)	4.8	12.6
Contingent milestone liability(5)	0.6	1.0
Financing liability(6)	104.1	103.2

__________________________

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
(4)
Fair value was determined by applying a Monte Carlo simulation method for the calculation of the potential payment and the Geometric Brownian Motion forecasting model to estimate the underlying revenue. Market based inputs and other level 3 inputs were used to forecast future revenue. The key inputs used included a risk-free rate of 3.99%, dividend yield of 0%, volatility of 50%, period of 8 years and credit risk of 17%.
(5)
Fair value was determined by using the Monte Carlo simulation method for the calculation of the potential payment and the Geometric Brownian Motion forecasting model to estimate the underlying revenue. Market-based inputs and other level 3 inputs were used to forecast future revenue. The key inputs used included a risk-free rate of 4.01%, dividend yield of 0%, volatility of 43%, period of 15 years and credit risk of 17%.
(6)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 10%.

Milestone Rights Liability — The fair value measurement of the Milestone Rights liability is sensitive to the discount rate and the timing of achievement of milestones. The Company utilized Monte-Carlo Simulation Method to simulate the Afrezza net sales under a neutral framework to estimate the payment. The Company then discounted the future expected payments at cost of debt with a term equal to the simulated time to payout based on cumulative sales. See Note 16 – Commitments and Contingencies.

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

Financing Liability — The Sale-Leaseback Transaction in November 2021 resulted in a financing liability. See Note 16 – Commitments and Contingencies.

13. Common and Preferred Stock

In May 2023, the Company’s stockholders, upon recommendation of the Company’s board of directors, approved an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 400,000,000 shares to 800,000,000 shares.

The Company is authorized to issue 800,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of December 31, 2023 and 2022, 270,034,495 and 263,793,305 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

In February 2018, the Company entered into a controlled equity offering sales agreement (the “CF Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million or such other amount as may be permitted by the Sales Agreement. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. During the year ended December 31, 2023, the Company sold 1,478,090 shares of common stock at a weighted average purchase price of $4.66 per share for gross proceeds of approximately $6.9 million pursuant to the CF Sales Agreement. During the year ended December 31, 2022, the Company sold 5,059,856 shares of common stock at a weighted average purchase price of $3.91 per share for gross proceeds of approximately $19.8 million pursuant to the CF Sales Agreement. During the year ended December 31, 2021, the Company sold an aggregate of 578,063 shares of the Company’s common stock at a weighted average purchase price of $3.26 per share for aggregate gross proceeds of approximately $1.9 million pursuant to the Sales Agreement.

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

In December 2021, the Mann Group converted $0.4 million of interest and $9.6 million of principal into 4.0 million shares of common stock. See Note 10 – Borrowings.

During the year ended December 31, 2021, the Company received $0.1 million from the market price stock purchase plan (“MPSPP”) for 25,000 shares of common stock.

During the year ended December 31, 2022, Mann Group converted $10.0 million of principal and capitalized interest into 4,000,000 shares of common stock. In addition, the Company paid interest by issuing Mann Group 75,487 shares of common stock.

During the year ended December 31, 2022, the Company received $0.7 million from the MPSPP for 252,176 shares of common stock.

During the year ended December 31, 2023, the Company paid interest on the Mann Group convertible note by issuing 50,844 shares of common stock.

During the year ended December 31, 2023, the Company received $0.2 million from the MPSPP for 36,004 shares of common stock.

Subsequent to December 31, 2023, the Company received $1.4 million from the MPSPP for 416,099 shares of common stock.

For shares of common stock issued pursuant to the Company's 2004 employee stock purchase plan ("ESPP"), see Note 15 – Stock Award Plans.

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

The following tables summarize the components of the basic and diluted EPS computations (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
EPS — basic and diluted:
Net loss (numerator)	$(11,938)	$(87,400)	$(80,926)
Weighted average common shares (denominator)	267,014	257,092	249,244
Net loss per share	$(0.04)	$(0.34)	$(0.32)

Common shares issuable represents incremental shares of common stock which consist of stock options, restricted stock units, warrants, and shares that could be issued upon conversion of the Senior convertible notes and the Mann Group convertible notes.

Potentially dilutive securities outstanding which were considered antidilutive are summarized as follows (in shares):

	Year Ended December 31,
	2023	2022	2021
Senior convertible notes	44,120,463	44,120,463	44,120,463
RSUs and Market RSUs(1)	7,855,144	18,886,710	7,609,025
Common stock options and PNQs	8,400,611	9,074,587	10,655,146
Mann Group convertible notes	3,370,000	3,370,000	7,370,000
Employee stock purchase plan	—	—	243,375
Total shares	63,746,218	75,451,760	69,998,009

_________________________

(1)	Market RSUs issued in 2021, 2022, and 2023 are included at the share delivery of 0%, 140%, and 0%, respectively, in accordance with a valuation assessment obtained as of December 31, 2023.

15. Stock Award Plans

In May 2023, the Company’s stockholders, upon recommendation of the Company’s board of directors, approved an amendment to the Company’s 2018 Equity Incentive Plan (the "2018 Plan") to increase the number of shares of common stock that may be issued under the 2018 Plan by 25,000,000 shares.

Effective upon the approval of the 2018 Plan by the Company’s stockholders in May 2018, no additional awards have been or may be granted under the 2013 Equity Incentive Plan (the "2013 Plan"). Any Prior Plans’ (as defined below) returning shares will increase the number of shares issuable under the 2018 Plan. The Prior Plans’ returning shares are shares subject to outstanding stock awards granted under the 2013 Plan or the 2004 Equity Incentive Plan (collectively, “Prior Plans”) that, from and after the effective date of the 2018 Plan, (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited, cancelled or otherwise returned to the Company because of the failure to meet a contingency or condition required for the vesting of such shares, or (iii) other than with respect to outstanding stock options and stock appreciation rights granted under the Prior Plans with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, are reacquired or withheld (or not issued) by the Company to satisfy a tax withholding obligation in connection with a stock award.

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

Market RSUs issued during the year ended December 31, 2023 had a grant date fair value of $9.40 per share and will vest on July 15, 2026 provided that the closing price of the Company’s common stock on such vesting date is not less than the closing price on July 1, 2023. The fair value of the Market RSUs was determined using a share price of $4.55, risk-free interest rate of 4.19%, volatility of 74%, and a dividend yield of 0%. The number of shares delivered on the vesting date is determined by the percentile ranking of MannKind total shareholder return (TSR) over the period from July 1, 2023 until June 30, 2026 relative to the TSR of the Russell 3000 Pharmaceutical & Biotechnology Index over the same period, as follows: less than 25th percentile=0% of target, 25th percentile=50% of target, 50th percentile=100% of target, 75th percentile=200% of target, 90th percentile or higher=300% maximum. Payout values will be interpolated between the percentile rankings above. The resulting stock-based compensation expense will be recognized over the service period regardless of whether the market conditions are achieved, as long as the service condition is satisfied.

The following table summarizes information about the Company’s stock-based award plans as of December 31, 2023:

	Outstanding Options	Outstanding Restricted Stock Units	Shares Available for Future Issuance
2013 Equity Incentive Plan	2,966,524	—	—
2018 Equity Incentive Plan	5,434,087	12,363,934	26,374,063
Total	8,400,611	12,363,934	26,374,063

Share-based payment transactions are recognized as compensation cost based on the fair value of the instrument on the date of grant. The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected term of an option granted is based on combining historical exercise data with expected weighted time outstanding. Expected weighted time outstanding is calculated by assuming the settlement of outstanding awards is at the midpoint between the remaining weighted average vesting date and the expiration date. The Company recognizes forfeitures as they occur. During the years ended December 31, 2023, 2022 and 2021, the Company recorded RSU and option-based stock compensation expense of $17.0 million, $12.8 million and $11.5 million, respectively, and employee stock purchase plan compensation of $0.6 million, $0.6 million and $0.7 million, respectively.

Total stock-based compensation expense recognized in the consolidated statements of operations is included in the following categories (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of goods sold	$1,589	$329	$407
Cost of revenue — collaborations and services	897	1,425	1,708
Research and development	1,442	1,044	614
Selling	2,291	1,194	2,578
General and administrative	11,430	9,455	6,893
Total	$17,649	$13,447	$12,200

The following table summarizes information relating to stock options:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding as of January 1, 2023	9,074,587	$3.06	5.10	$29,512
Granted	—	—
Exercised	(445,376)	1.57
Forfeited	(3,420)	2.53
Expired	(225,180)	30.97
Outstanding as of December 31, 2023	8,400,611	$2.39	4.07	$15,153
Exercisable as of December 31, 2023	7,938,892	$2.40	4.12	$14,450

There were no options granted in the years ended December 31, 2023 and 2022. Total fair value of stock options vested during the years ended December 31, 2023, 2022 and 2021 was $2.8 million, $3.2 million and $2.3 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $1.3 million, $2.4 million and $1.7 million, respectively. Intrinsic value is measured using the fair market value at the date of exercise for options exercised or as of December 31 for outstanding options, less the applicable exercise price.

Cash received from the exercise of options during the years ended December 31, 2023, 2022 and 2021 was approximately $1.2 million, $3.0 million and $1.0 million, respectively.

As of December 31, 2023, 2022 and 2021, the Company recognized $0.3 million, $0.1 million and $0.1 million, respectively, of compensation costs related to the performance-based stock options. As of December 31, 2023 and 2022, there were zero and $0.2 million, respectively of unrecognized compensation costs related to performance-based stock options subject to performance conditions.

The following table summarizes information relating to restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 1, 2023	11,838,329	$3.65
Granted	7,531,650	5.17
Vested	(6,053,264)	3.41
Forfeited	(952,781)	4.80
Outstanding as of December 31, 2023	12,363,934	4.61

Total fair value of restricted stock units vested during the years ended December 31, 2023, 2022 and 2021 was $20.6 million, $4.4 million and $6.7 million, respectively. Intrinsic value of restricted stock units vested is measured using the closing share price on the day prior to the vest date. The total grant date fair value of restricted stock units outstanding as of December 31, 2023, 2022 and 2021 was $57.0 million, $43.2 million and $19.3 million, respectively.

As of December 31, 2023, there was $0.6 million of unrecognized compensation expense related to options and PNQs and $16.4 million of unrecognized compensation expense related to restricted stock units and market-based stock units, which are expected to be recognized over the weighted average period of 0.24 to 2.11 years. The Company evaluates stock awards with performance conditions as to the probability that the performance conditions will be met and uses that information to estimate the date at which those performance conditions will be met in order to properly recognize stock-based compensation expense over the requisite service period.

Employee Stock Purchase Plan

The Company provides all employees, including executive officers, the ability to purchase common stock at a discount under the ESPP. The ESPP is designed to comply with Section 423 of the Internal Revenue Code and provides all employees with the opportunity to purchase up to $25,000 worth of common stock (based on the undiscounted fair market value at the commencement of the offering period) each year at a purchase price that is the lower of 85% of the fair market value of the common stock on either the date of purchase or the commencement of the offering period. An employee may not purchase more than 5,000 shares of common stock on any purchase date. The executives’ rights under the ESPP are the same as those of all other employees.

In May 2023, the Company’s stockholders, upon recommendation of the Company’s board of directors, approved an amendment to the Company’s ESPP to increase the number of shares of common stock authorized for issuance under the ESPP by an additional 3,000,000 shares.

The Company issued 0.5 million, 0.7 million and 0.5 million shares of common stock pursuant to the ESPP for the years ended December 31, 2023, 2022 and 2021, respectively. There were approximately 2.9 million shares of common stock available for issuance under the ESPP as of December 31, 2023.

16. Commitments and Contingencies

Guarantees and Indemnifications — In the ordinary course of its business, the Company makes certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal and therefore has not recorded any liability for these indemnities in the consolidated balance sheets. The Company accrues for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount can be reasonably estimated. No such losses have been recorded to date.

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. As of December 31, 2023, the Company was in the process of settling an ordinary course litigious matter. Although the Company disagrees with the claims asserted, the Company has accrued a settlement amount of $0.2 million, which it believes will resolve the matter. The amount is included in accrued expenses and other current liabilities in the consolidated balance sheets, and in other income (expense) in the consolidated statements of operations. The Company does not anticipate the final disposition of any additional matters will have a material adverse effect on the results of operations, financial position or cash flows of the Company and no additional accruals have been recorded. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

Contingencies — Milestone Rights — In July 2013, the Company entered into the Milestone Rights Agreement with the Original Milestone Purchasers, pursuant to which the Company granted the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, of which $55.0 million remains payable to the Milestone Purchasers upon achievement of such milestones as of December 31, 2023.

The Milestone Rights Agreement includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to Afrezza. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to Afrezza in violation of the terms of such agreement.

During the second quarters of 2023 and 2022, the Company achieved Afrezza net sales milestones as specified by the Milestone Rights and the portion of the $5.0 million payments that related to the Milestone Rights liability on our consolidated balance sheets was approximately $0.9 million and $1.1 million for the payments made in 2023 and 2022, respectively, and represented the fair value as determined in 2013 (the most recent measurement date).

As of December 31, 2023, the remaining Milestone Rights liability balance was $3.9 million and consisted of $0.8 million of current liability, which was presented as accrued expenses and other current liabilities, and $3.1 million of long-term liability, which was presented as milestone liabilities in our consolidated balance sheets. As of December 31, 2022, the remaining Milestone Rights liability balance was $4.8 million and consisted of $0.9 million of current liability and $3.9 million of long-term liability. The value of the Milestone Rights liability was based on initial fair value estimates calculated using the income approach and reduced by milestone achievement payments made.

Liability for Sale of Future Royalties — On December 27, 2023 (the “Inception Date”), the Company executed a Purchase and Sale Agreement (the “PSA”) with Sagard Healthcare Partners Funding Borrower SPE 2, LP (“Sagard”). Pursuant to the PSA, Sagard paid the Company $150.0 million (the “Upfront Proceeds”), net of $0.4 million in reimbursements of Sagard’s fees and expenses (the “Reimbursements”), for the purchase of a 1% royalty on future net sales of Tyvaso DPI by UT under the terms of the LCA (the “Sagard Royalty”). Sagard will also pay the Company a milestone of $50.0 million if net sales of Tyvaso DPI meet or exceed $1.9 billion for any twelve consecutive months on or prior to December 31, 2026 (“Net Sales Threshold A”), or a milestone of $45.0 million if net Sales Threshold A is not met and net sales of Tyvaso DPI meet or exceed $2.3 billion for any twelve consecutive months on or prior to September 30, 2027 (“Net Sales Threshold B”), resulting in a purchase price not to exceed $200.0 million (the “Purchase Price”). If Net Sales Thresholds A and B are not met and net sales of Tyvaso DPI meet or exceed $3.5 billion for any calendar year after September 30, 2027, no royalties will be payable to Sagard for the remainder of that year. The PSA applies to net sales of Tyvaso DPI generated during October 1, 2023 (the “Commencement Date”) through December 31, 2042 (the “Termination Date”) and will automatically terminate upon payment of the final royalty owed to Sagard thereafter. Upon the Termination Date, ownership of the Sagard Royalty will revert to the Company.

Given the Company’s continuing involvement with the generation of Tyvaso DPI revenue under the LCA and CSA, which includes the Company’s supply and manufacture of Tyvaso DPI, and the Company’s retention and associated defense and maintenance obligations of the intellectual property required in the manufacture of Tyvaso DPI, the Upfront Proceeds were recorded as a liability for sale of future royalties (the “Royalty Liability”) on the consolidated balance sheets, and any proceeds from future milestones will be added to the Royalty Liability balance upon receipt. Although the Company is not obligated to repay any portion of the Purchase Price to Sagard, the Royalty Liability under the PSA is secured by a security interest granted to Sagard in the underlying 1% royalty rights and any proceeds therefrom. As a result of the PSA, transaction costs totaling $4.4 million (including the Reimbursements) (the "Transaction Costs") are reported net of the Royalty Liability balance and amortized to interest expense in the consolidated statements of operations over the life of the PSA using the effective interest method. The Company will continue to recognize the full 10% of future royalty revenues in its consolidated statements of operations, with the Sagard Royalty being non-cash revenue for the Company. As royalty payments are remitted to Sagard, the balance of the Royalty Liability will be effectively repaid as it is amortized over the life of the PSA. To amortize the Royalty Liability, the Company estimated the total amount of future royalty payments to be made to Sagard over the life of the PSA. The excess of those future estimated royalty payments over the Purchase Price proceeds received is recognized in the consolidated statements of operations as non-cash interest expense over the life of the PSA utilizing an imputed effective interest rate. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate may vary during the term of the agreement depending on a number of factors, including the amount and timing of forecasted royalty payments which affects the timing and ultimate amount of reductions to the liability. The Company will evaluate the effective interest rate periodically based on its forecasted royalty payments utilizing the prospective method.

The Company periodically assesses the forecasted royalty payments using a combination of historical results, internal projections and forecasts from external sources, which are level 3 inputs. The carrying value of the Royalty Liability approximates fair value as of December 31, 2023 and is based on current estimates of future royalties expected to be remitted to Sagard over the term of the agreement. To the extent such payments, or the timing of such payments, are materially different than original estimates, the Company will prospectively adjust the effective interest rate and amortization of the Royalty Liability. The Company’s effective annual interest rate on the Royalty Liability was approximately 11.1% during the period of the Inception Date through December 31, 2023, during which time the Company recorded $0.2 million in non-cash interest expense and de minimis amortization of the Transaction Costs in the consolidated statements of operations. Non-cash revenue recognized by the Company during the period of the Commencement Date through December 31, 2023 was $2.1 million and is payable to Sagard by UT.

Sale-Leaseback Transaction — In November 2021, the Company sold the Property to the Purchaser for a sales price of $102.3 million, subject to terms and the conditions contained in a purchase and sale agreement. See Note 7 – Property and Equipment.

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

As of December 31, 2023, the related financing liability was $104.1 million, which was recognized in the Company’s consolidated balance sheet and of which $94.3 million was long-term and $9.8 million was current. As of December 31, 2022, the related financing liability was $104.1 million, of which $94.5 million was long-term and $9.6 million was current. Cash paid for interest on the financing liability totaled $9.6 million during each of the years ended December 31, 2023 and 2022.

Financing liability information was as follows (dollars in thousands):

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (in years)	17.8	18.8
Weighted average discount rate	9.0%	9.0%

	Year Ended December 31,
	2023	2022	2021
Interest expense on financing liability	$9,825	$9,758	$1,373

The Company's remaining financing liability payments were as follows (in thousands):

December 31, 2023
2024	$10,018
2025	10,269
2026	10,533
2027	10,849
2028	11,174
Thereafter	177,278
Total	230,121
Interest payments	(123,318)
Debt issuance costs	(2,675)
Total financing liability	$104,128

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

On December 22, 2023, the Company and Amphastar amended the Insulin Supply Agreement to extend the term, restructure the annual purchase commitments and include a capacity fee for certain future periods. The Company's remaining purchase commitments and estimated capacity fee liability as of December 31, 2023, as well as pre-amendment purchase commitments as of September 30, 2023, were as follows (€ in millions):

	December 31, 2023		September 30, 2023
	Remaining Purchase Commitments	Estimated Capacity Fees	Remaining Purchase Commitments
2023	—	—	2.4
2024	2.9	—	14.6
2025	—	1.5	15.5
2026(1)	4.2	2.0	19.4
2027	6.0	1.0	9.2
2028	6.0	1.0	—
2029	6.0	1.0	—
2030	6.0	1.0	—
2031	8.0	0.5	—
2032	8.0	0.5	—
2033	8.0	0.5	—
2034	4.4	0.5	—
Total	59.5	9.5	61.1

__________________________

(1)
If there is a delay in the availability of insulin with FDA approved inclusion bodies and supply does not begin in 2026 as currently expected, the Company will incur a capacity fee of €750,000 per quarter that the product is not available for purchase.

Pursuant to the amendment, the term of the Insulin Supply Agreement expires on the later of December 31, 2034 or until the completion of the total remaining purchase commitment quantities, unless terminated earlier, and can be renewed for additional, successive two-year terms upon 12 months’ written notice given prior to the end of the initial term or any additional two-year term. The Company and Amphastar each have normal and customary termination rights, including termination for a material breach that is not cured within a specific time frame or in the event of liquidation, bankruptcy or insolvency of the other party. In addition, the Company may terminate the Insulin Supply Agreement upon two years’ prior written notice to Amphastar without cause or upon 30 days’ prior written notice to Amphastar if a controlling regulatory authority withdraws approval for Afrezza, provided, however, in the event of a termination pursuant to either of the latter two scenarios, the provisions of the Insulin Supply Agreement require the Company to pay the full amount of all unpaid purchase commitments due over the initial term within 60 calendar days of the effective date of such termination.

The Company periodically reviews the terms of the long-term Insulin Supply Agreement and assesses the need for any accrual for estimated losses, such as lower of cost or net realizable value that will not be recovered by future product sales. The recognized loss on purchase commitments of $64.8 million and $72.3 million is included in our consolidated balance sheets as of December 31, 2023 and 2022, respectively, and is reduced as inventory items are received or such liability is extinguished.

As a result of the increase in future cash flows for the excess capacity fees and extended term included in the amendment of the Insulin Supply Agreement, the Company analyzed the need for additional estimated losses and concluded that an increase in the recognized loss on purchase commitments was not required as the net realizable value of inventory resulting from the purchase commitment was in excess of the carrying value. Increases in costs associated with the amendment will be recognized through inventory as incurred.

Vehicle Leases – During the second quarter of 2018, the Company entered into a master lease agreement with Enterprise Fleet Management Inc. The monthly payment inclusive of maintenance fees, insurance and taxes is approximately $0.1 million. The lease expense is included in selling expenses in the consolidated statements of operations.

Office Leases — In May 2017, the Company executed an office lease with Russell Ranch Road II LLC for the Company’s corporate offices in Westlake Village, California, which was renewed in April 2022. Pursuant to the renewal, the monthly lease payments of $79,543 began in February 2023 and are subject to 3% annual increases, plus the estimated cost of maintaining the property and common areas by the landlord, and are further subject to a six-month base rent concession beginning February 2023. The Company is also entitled to a one-time allowance up to $0.9 million as reimbursement for tenant improvements or the purchase of furniture, fixtures or equipment. Of the $0.9 million allowance, an amount up to $0.7 million may be applied as an additional base rent concession. The Company has no further right to extend the lease term beyond July 31, 2028.

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

Lease information was as follows (dollars in thousands):

	December 31, 2023	December 31, 2022
Operating lease right-of-use assets(1)	$4,685	$6,714

Operating lease liability-current(2)	$1,423	$1,304
Operating lease liability-long-term	3,925	5,343
Total	$5,348	$6,647

Weighted average remaining lease term (in years)	3.7	4.6
Weighted average discount rate	7.3%	7.3%

__________________________

(1)
Operating right-of-use assets related to vehicles, offices and the manufacturing facility are included in other assets in the consolidated balance sheets.
(2)
Operating lease liability – current are included in accrued expenses and other current liabilities in the consolidated balance sheets.

	Year Ended December 31,
	2023	2022	2021
Operating lease costs	$1,675	$1,525	$863
Variable lease costs	104	274	515
Cash paid	1,068	1,823	1,867

The Company's future minimum office and vehicle lease payments were as follows (in thousands):

December 31, 2023
2024	$1,496
2025	1,861
2026	1,140
2027	1,072
2028	643
Total	6,212
Interest expense	(864)
Total operating lease liability	$5,348

17. Employee Benefit Plans

The Company administers a defined contribution 401(k) savings retirement plan for its employees. The Company may make discretionary matching contributions. For the years ended December 31, 2023, 2022 and 2021, the Company matched each participant’s deferral at the rate of 50% of each participant’s deferral up to the first 10% of compensation. Participants hired after March 31, 2021 became vested in Company contributions at 100% after two years of service. Participants are vested in Company contributions at 50% after one year of service and are 100% vested after two years of service.

The Company’s total discretionary matching contributions were $2.9 million, $1.8 million and $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

18. Income Taxes

Loss from continuing operations before provision for income taxes for the Company’s domestic and international operations was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(10,377)	$(87,400)	$(80,926)
Foreign	—	—	—
Loss before provision for income taxes	$(10,377)	$(87,400)	$(80,926)

As of December 31, 2023, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. The Company has incurred operating losses since inception. Accordingly, the net deferred tax assets have been fully reserved. The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current
U.S. federal	$—	$—	$—
U.S. state	1,555	—	—
Non-U.S.	—	—	—
Total current	1,555	—	—
Deferred
U.S. federal	(190)	(5,606)	(5,170)
U.S. state	7,002	(4,334)	(14,461)
Non-U.S.	—	—	—
Total deferred	6,812	(9,940)	(19,631)
Valuation allowance	(6,806)	9,940	19,631
Net deferred	6	—	—
Total	$1,561	$—	$—

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when uncertainty exists as to whether all or a portion of the net deferred tax assets will be realized. Components of the net deferred tax assets are approximately as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$506,641	$542,537
Research and development credits	77,007	78,804
Capitalized research costs	14,225	4,369
Milestone Rights	1,006	1,331
Accrued expenses	3,760	2,675
Loss on purchase commitment	22,806	23,117
Non-qualified stock option expense	3,559	7,686
Capitalized patent costs	6,720	8,058
Other	3,405	3,204
Lease liability	1,280	1,624
Interest expense limitation	2,782	10,991
Depreciation	21,134	22,157
Deferred product revenue and costs	346	370
Sale of future royalties	34,848	-
Total deferred tax assets	699,519	706,923
Valuation allowance	(698,228)	(705,034)
Net deferred tax assets	$1,291	$1,889

Deferred tax liabilities:
Right of use asset	$(1,121)	$(1,640)
Other prepaids	(176)	(249)
Total deferred tax liabilities	(1,297)	(1,889)
Net deferred tax assets	$(6)	$—

The Company’s effective tax rate differs from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2023	2022	2021
Federal tax benefit rate	21.0%	21.0%	21.0%
State tax expense (net of federal benefit)	-11.8%	0.0%	0.0%
Permanent items	-2.8%	-0.1%	-4.4%
Officers compensation	-35.3%	-1.1%	0.0%
Stock based compensation	-5.6%	0.4%	0.3%
Tax attribute expirations	0.4%	-13.2%	-5.9%
Valuation allowance	9.1%	-7.2%	-11.2%
Other deferred adjustments	10.0%	0.2%	0.2%
Effective income tax rate	-15.0%	0.0%	0.0%

As of December 31, 2023 and 2022, management assessed the realizability of deferred tax assets. Management evaluated the need for an amount of any valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, Income Taxes, wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of our deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. In assessing the realization of the Company's deferred tax assets, the Company considers all available evidence, both positive and negative.

In concluding on the evaluation, management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Based upon available evidence as of December 31, 2023, it was concluded on a more-likely-than-not basis that all deferred tax assets were not realizable. Accordingly, a valuation allowance of $698.2 million has been recorded to offset these deferred tax assets. During the years ended December 31, 2023 and 2022, the change in valuation allowance was $6.8 million and $9.9 million, respectively.

As of December 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $2.0 billion and $1.3 billion available, respectively, to reduce future taxable income. $494.0 million of the federal losses do not expire and the remaining federal losses have started expiring, beginning in the current year through various future dates.

Pursuant to IRC Sections 382 and 383, annual use of the Company’s federal and California net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. As a result of the Company's initial public offering, an ownership change within the meaning of IRC Section 382 occurred in August 2004. As a result, federal net operating loss and credit carryforwards of approximately $105.8 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year can be utilized in future years in addition to the Section 382 limitation for those years. We have completed a Section 382 analysis beginning from the date of our initial public offering through December 31, 2023, to determine whether additional limitations may be placed on the net operating loss carryforwards and other tax attributes, and no additional changes in ownership that met Section 382 study ownership change threshold has been identified through December 31, 2023. There is a risk that changes in ownership may occur in tax years after December 31, 2023. If a change in ownership were to occur, our net operating loss carryforwards and other tax attributes could be further limited or restricted. If limited, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to the Company’s operations in the U.S. will not impact the Company’s effective tax rate.

As of December 31, 2023, the Company had $54.2 million of U.S. federal research and development credits which expire beginning in 2024, and $22.8 million of state research and development credits. The Company also had two types of credits in Connecticut of which $19.8 million do not expire and the $1.1 million of the R&D credit expired at the end of 2023.

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

A reconciliation of beginning and ending amounts of unrecognized tax benefits was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Unrecognized Tax Benefit
Beginning of Year	$268,902	$268,902	$268,902
Gross increases for tax positions of prior years	—	—	—
Gross decreases for tax positions of current year	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
End of Year	$268,902	$268,902	$268,902

As of December 31, 2023, 2022 and 2021, the Company has not recognized a liability for unrecognized tax benefits. If any were recognized, it would affect the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2023, 2022 and 2021, the Company did not recognize any interest and/or penalties.