Form 10-Q
period 2024-03-31
MANNKIND CORP
filed 2024-05-08
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 26, 2024, there were 272,315,846 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended March 31, 2024

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands except per share data)
Revenues:
Net revenue – commercial product sales	$18,764	$17,562
Revenue – collaborations and services	24,848	11,386
Royalties – collaborations	22,651	11,678
Total revenues	66,263	40,626
Expenses:
Cost of goods sold	3,819	5,530
Cost of revenue – collaborations and services	14,779	10,683
Research and development	10,013	5,605
Selling	11,601	13,310
General and administrative	10,728	10,542
(Gain) loss on foreign currency transaction	(1,399)	954
Total expenses	49,541	46,624
Income (loss) from operations	16,722	(5,998)
Other income (expense):
Interest income, net	3,434	1,302
Interest expense on financing liability	(2,447)	(2,424)
Interest expense	(2,567)	(2,786)
Interest expense on liability for sale of future royalties	(4,248)	—
Other income	—	111
Total other expense	(5,828)	(3,797)
Income (loss) before income tax expense	10,894	(9,795)
Income tax expense	264	—
Net income (loss)	$10,630	$(9,795)
Net income (loss) per share – basic	$0.04	$(0.04)
Weighted average shares used to compute net income (loss) per share – basic	270,356	263,969
Net income (loss) per share – diluted	$0.04	$(0.04)
Weighted average shares used to compute net income (loss) per share – diluted	324,733	263,969

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023
	(In thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$193,272	$238,480
Short-term investments	107,457	56,619
Accounts receivable, net	19,912	14,901
Inventory	26,442	28,545
Prepaid expenses and other current assets	36,019	34,848
Total current assets	383,102	373,393
Property and equipment, net	83,620	84,220
Goodwill	1,931	1,931
Other intangible asset	1,053	1,073
Long-term investments	3,726	7,155
Other assets	7,447	7,426
Total assets	$480,879	$475,198

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$7,149	$9,580
Accrued expenses and other current liabilities	42,291	42,036
Financing liability – current	9,872	9,809
Midcap credit facility – current	20,000	20,000
Liability for sale of future royalties – current	10,537	9,756
Deferred revenue – current	7,601	9,085
Recognized loss on purchase commitments – current	2,446	3,859
Total current liabilities	99,896	104,125
Mann Group convertible note	8,829	8,829
Accrued interest – Mann Group convertible note	55	56
Financing liability – long term	94,207	94,319
Midcap credit facility – long term	8,105	13,019
Senior convertible notes	227,214	226,851
Liability for sale of future royalties – long term	137,418	136,054
Recognized loss on purchase commitments – long term	60,287	60,942
Operating lease liability	3,645	3,925
Deferred revenue – long term	67,741	69,794
Milestone liabilities	3,452	3,452
Total liabilities	710,849	721,366
Commitments and contingencies (Note 14)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value – 10,000,000 shares authorized; no shares issued or outstanding as of March 31, 2024 or December 31, 2023	—	—
Common stock, $0.01 par value – 800,000,000 shares authorized; 270,801,781 and 270,034,495 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2,703	2,700
Additional paid-in capital	2,986,104	2,980,539
Accumulated deficit	(3,218,777)	(3,229,407)
Total stockholders' deficit	(229,970)	(246,168)
Total liabilities and stockholders' deficit	$480,879	$475,198

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2023	263,793	$2,638	$2,964,293	$(3,217,469)	$(250,538)
Issuance of common stock associated with at-the-market placement	269	3	1,196	—	1,199
Issuance costs associated with at-the-market placement	—	—	(24)	—	(24)
Net issuance of common stock associated with stock options and restricted stock units	206	2	50	—	52
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	11	—	55	—	55
Stock-based compensation expense	—	—	3,655	—	3,655
Net loss	—	—	—	(9,795)	(9,795)
BALANCE, MARCH 31, 2023	264,279	$2,643	$2,969,225	$(3,227,264)	$(255,396)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2024	270,034	$2,700	$2,980,539	$(3,229,407)	$(246,168)
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	15	—	56	—	56
Net issuance of common stock associated with stock options and restricted stock units	337	3	263	—	266
Issuance of common stock from market price stock purchase plan	416	—	1,361	—	1,361
Stock-based compensation expense	—	—	3,885	—	3,885
Net income	—	—	—	10,630	10,630
BALANCE, MARCH 31, 2024	270,802	$2,703	$2,986,104	$(3,218,777)	$(229,970)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,630	$(9,795)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest on liability for sale of future royalties	4,248	—
Stock-based compensation	3,885	3,655
Depreciation and amortization	1,361	1,058
Loss on estimated returns of acquired product	1,169	—
Write-off of inventory	1,029	2,416
Amortization of debt discount and issuance costs	501	469
Amortization of right-of-use assets	328	338
Interest on Mann Group convertible note	55	55
Other, net	49	61
(Gain) loss on foreign currency transaction	(1,399)	954
Net accretion of investments	(984)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,456)	(2,913)
Inventory	1,074	(2,641)
Prepaid expenses and other current assets	(3,274)	2,426
Other assets	(314)	—
Accounts payable	(2,431)	2,837
Accrued expenses and other current liabilities	670	(3,562)
Deferred revenue	(3,537)	8,558
Recognized loss on purchase commitments	(669)	(2,074)
Operating lease liabilities	(232)	(686)
Net cash provided by operating activities	6,703	1,156
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from held-to-maturity debt securities	21,974	22,103
Purchase of held-to-maturity debt securities	(68,399)	—
Purchase of property and equipment	(2,408)	(8,311)
Proceeds from insurance claim	396	—
Net cash (used in) provided by investing activities	(48,437)	13,792
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from market price stock purchase plan	1,361	—
Payments for taxes related to net issuance of common stock associated with restricted stock units and stock options	266	52
Principal payment on financing liability	(101)	(72)
Principal payment on MidCap credit facility	(5,000)	—
Proceeds from at-the-market-offering	—	1,198
Issuance costs associated with at-the-market offering	—	(24)
Net cash (used in) provided by financing activities	(3,474)	1,154
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45,208)	16,102
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	238,480	69,767
CASH AND CASH EQUIVALENTS, END OF PERIOD	$193,272	$85,869

	Three Months Ended March 31,
	2024	2023
	(In thousands)
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash	$5,931	$3,700
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of Midcap credit facility from long-term to current	5,000	11,667
Reclassification of investments from long-term to current	4,653	1,468
Non-cash construction in progress, property and equipment	1,667	2,438
Reclassification of Thirona convertible notes and interest receivable from current to long-term	—	7,726
Right-of-use asset modification	—	728
Goodwill adjustment for a net reduction in liabilities	—	430

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Significant Accounting Policies

The unaudited condensed consolidated financial statements of MannKind Corporation and its subsidiaries (“MannKind,” the “Company,” “we” or “us”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024 (the “Annual Report”).

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2024 may not be indicative of the results that may be expected for the full year.

Financial Statement Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ from those estimates or assumptions. Management considers many factors in selecting appropriate financial accounting policies, and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. These effects could have a material impact on the estimates and assumptions used in the preparation of the condensed consolidated financial statements. The more significant estimates include revenue recognition, including gross-to-net adjustments, stand-alone selling price considerations for recognition of collaboration revenue, assessing long-lived assets for impairment, clinical trial expenses, inventory costing and recoverability, recognized loss on purchase commitment, stock-based compensation, the determination of the provision for income taxes and corresponding deferred tax assets and liabilities, the valuation allowance recorded against net deferred tax assets, and expected cash flows from royalties received in connection with United Therapeutics' ("UT's") net revenue for the sale of Tyvaso DPI.

Business — MannKind is a biopharmaceutical company focused on the development and commercialization of innovative therapeutic products and devices to address serious unmet medical needs for those living with endocrine and orphan lung diseases. The Company’s signature technologies—Technosphere dry-powder formulations and Dreamboat inhalation devices—offer rapid and convenient delivery of medicines to the deep lung where they can exert an effect locally or enter the systemic circulation. The Company is currently commercializing Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, and the V-Go wearable insulin delivery device, which provides continuous subcutaneous infusion of insulin in adults that require insulin. The first product to come out of the orphan lung disease pipeline, Tyvaso DPI (treprostinil) inhalation powder, received approval from the U.S. Food and Drug Administration (“FDA”) in May 2022 for the treatment of pulmonary arterial hypertension (“PAH”) and for the treatment of pulmonary hypertension associated with interstitial lung disease (“PH-ILD”). The Company's development and marketing partner, UT, began commercializing Tyvaso DPI in June 2022 and is obligated to pay the Company a 10% royalty on net sales of the product. The Company also receives a margin on supplies of Tyvaso DPI that it manufactures for UT.

Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with GAAP.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Reclassifications — Certain amounts reported in the prior period have been reclassified to conform with current period presentation. The Company has presented non-cash interest accretion on financing liability on a net basis in Other, net, in the condensed consolidated statements of cash flows.

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

Revenue Recognition — Net Revenue — Commercial Product Sales — The Company sells its products to a limited number of wholesale distributors, specialty and retail pharmacies, and DMEs in the U.S. (collectively, its “Customers”). Wholesale distributors subsequently resell the Company’s products to retail pharmacies and certain medical centers or hospitals. Specialty and retail pharmacies sell directly to patients. In addition to distribution agreements with Customers, the Company enters into arrangements with payers that provide for government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.

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

Product Returns — Consistent with industry practice, the Company generally offers Customers a right of return for unopened product that has been purchased from the Company for a period beginning six months prior to and ending 12 months after its expiration date, which lapses upon shipment to a patient. The Company estimates the amount of its product sales that may be returned by its Customers and records this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to accounts receivable, net. The Company currently estimates product returns using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The Company’s current return reserve percentage is estimated to be in the single digits. Adjustments to the returns reserve are made when changes in the Company's assumptions result in revised estimates.

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

Revenue Recognition — Revenue — Collaborations and Services — The Company enters into licensing, research or other agreements under which the Company licenses certain rights to its product candidates to third parties, conducts research or provides other services to third parties. The terms of these arrangements may include but are not limited to payment to the Company of one or more of the following: up-front license fees; development, regulatory, and commercial milestone payments; payments for commercial manufacturing and clinical supply services the Company provides; and royalties on net sales of licensed products and sublicenses of the rights. As part of the accounting for these arrangements, the Company must develop assumptions that require judgment such as determining the performance obligation in the contract and determining the stand-alone selling price for each performance obligation identified in the contract. With respect to the Company's significant collaboration and service agreement with UT that includes a long-term commercial supply agreement (as amended, the “CSA”), the Company has identified three distinct performance obligations: (1) the license, supply of product to be used in clinical development, and continued development and approval support for Tyvaso DPI (“R&D Services and License”); (2) development activities for the next generation of the product (“Next-Gen R&D Services”); and (3) a material right associated with current and future manufacturing and supply of product (“Manufacturing Services and Product Sales”). Pre-production activities under the CSA, such as facility expansion services and other administrative services, were considered bundled services under the Manufacturing Services and Product Sales performance obligation as required by ASC 606. Following the FDA’s approval of Tyvaso DPI, UT began issuing purchase orders for the supply of product, which represents distinct contracts and performance obligations under ASC 606. Revenue is recognized for the supply of product at a point in time, once control is transferred to UT. See Note 9 – Collaboration, Licensing and Other Arrangements.

If an arrangement has multiple performance obligations, the allocation of the transaction price is determined from observable market inputs, and the Company uses key assumptions to determine the stand-alone selling price, which may include development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. Revenue is recognized based on the measurement of progress as the performance obligation is satisfied and consideration received that does not meet the requirements to satisfy the revenue recognition criteria is recorded as deferred revenue. Current deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that the Company expects will not be recognized within the next 12 months are classified as long-term deferred revenue. For further information, see Note 9 – Collaboration, Licensing and Other Arrangements.

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

For collaboration agreements that allow collaboration partners to select additional optioned products or services, the Company evaluates whether such options contain material rights (i.e., have exercise prices that are discounted compared to what the Company would charge for a similar product or service to a new collaboration partner). The exercise price of these options includes a combination of licensing fees, event-based milestone payments and royalties. When these amounts in aggregate are not offered at a discount that exceeds discounts available to other customers, the Company concludes the option does not contain a material right, and therefore is not included in the transaction price at contract inception. The Company assessed the long-term commercial supply agreement with UT (as amended, the "CSA") and determined that a material right existed for the manufacturing services performance obligation. The transaction price is allocated to the material right as well as the remaining performance obligations in accordance with ASC 606. The Company also evaluates grants of additional licensing rights upon option exercises to determine whether such should be accounted for as separate contracts.

Revenue Recognition — Royalties — The Company recognizes royalty revenue for a sales-based or usage-based royalty if it is promised in exchange for an intellectual property license. The royalty revenue is recognized as the latter of the subsequent sale of the product occurs or if the performance obligation to which the royalty has been allocated has been satisfied or partially satisfied. The Company’s UT License Agreement (as defined in Note 9 – Collaboration, Licensing and Other Arrangements) entitles it to receive a 10% royalty on net sales of Tyvaso DPI for the license of the Company’s IP that was considered to be interdependent with the development activities that supported the approval of Tyvaso DPI. Although the Company recognizes a 10% royalty on net revenue from the sale of Tyvaso DPI as revenue, it will only collect 9% of future royalties due to its sale of 1% of future royalties in December 2023 as detailed in Note 14 – Commitments and Contingencies.

The Company’s net revenue and cost of revenue and goods sold as shown on the condensed consolidated statement of operations is comprised of revenue generated from product sales, services and royalties as shown below (in thousands):

	Three Months Ended March 31,
	2024	2023
Net revenue:
Product revenue (1)	$43,228	$28,726
Services (2)	384	222
Royalties (3)	22,651	11,678
Total net revenue	$66,263	$40,626

_________________________

(1)
Amounts represent the revenue from Afrezza and V-Go sales to wholesalers and specialty pharmacies and Tyvaso DPI to UT.
(2)
Amounts represent revenue generated from the Company's collaboration arrangements, including Next-Gen R&D Services (as defined in Note 9) for UT as well as arrangements with other collaboration partners. See Note 9 – Collaboration, Licensing and Other Arrangements.
(3)
Amounts represent royalties on UT’s net revenue from Tyvaso DPI sales.

	Three Months Ended March 31,
	2024	2023
Cost of goods sold and cost of revenue:
Product revenue	$18,598	$16,028
Services	—	185
Total cost of goods sold and cost of revenue	$18,598	$16,213

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

Cost of Revenues — Collaborations and Services — Cost of revenues for collaborations and services includes material, labor costs, manufacturing overhead, and excess capacity costs. These costs, in addition to the write-offs of inventory are recorded as expenses in the period in which they are incurred, rather than as a portion of inventory costs. Cost of revenues for collaborations and services also includes the cost of product development.

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

Cash and Cash Equivalents — The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase, that are readily convertible into cash to be cash equivalents. As of March 31, 2024 and December 31, 2023, cash equivalents were comprised of money market funds, U.S. Treasury securities, corporate bonds and commercial paper with original maturities less than 90 days from the date of purchase.

Held-to-Maturity Investments — The Company’s investments generally consisted of commercial paper, corporate notes or bonds and U.S. Treasury securities. As of March 31, 2024 and December 31, 2023, the Company held short-term and long-term investments of debt securities, including commercial paper and bonds. The Company assesses whether it has any intention to sell the investment before maturity, whether any declines in fair value are the result of credit losses, as well as whether there were other-than-temporary impairments associated with the available-for-sale investment. The Company intends to hold its investments until maturity; therefore, these investments are stated at amortized cost. The investments with maturities less than 12 months are included in short-term investments and investments with maturities in excess of twelve months are included in long-term investments in the condensed consolidated balance sheets. The amortization or accretion of the Company’s investments is recognized as interest income in the condensed consolidated statements of operations.

Available-for-Sale Investment — In June 2021, the Company purchased a $3.0 million convertible promissory note (the “Thirona convertible note”) issued by Thirona Bio, Inc. (“Thirona”). In January 2022, the Company purchased an additional $5.0 million convertible promissory note issued by Thirona. Unless earlier converted into conversion shares pursuant to the note purchase agreement, the aggregate principal of $8.0 million and accrued interest shall be due and payable by Thirona on demand by the Company at any time after the maturity date. The Thirona convertible notes were amended in February 2023 to extend the maturity date from December 31, 2022 to June 30, 2024. The Thirona convertible notes are general unsecured obligations of Thirona and accrue interest at a rate of 6% per annum. The Thirona convertible notes are classified as available-for-sale securities and are included in prepaid expenses and other current assets in the condensed consolidated balance sheets. The Company periodically assesses whether it has any intention to sell the investment, determines the fair value of its available-for-sale investments using level 3 inputs and assesses whether there were other-than-temporary impairments associated with the investment. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized, while unrealized losses related to credit risk are reported through earnings in the period incurred. In June 2021, the Company and Thirona also entered into a collaboration agreement to develop a compound for the treatment of fibrotic pulmonary diseases. See Note 9 – Collaboration, Licensing and Other Arrangements.

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

Pre-Launch Inventory — An improvement to the manufacturing process for the Company’s primary excipient, fumaryl diketopiperazine (“FDKP”) was demonstrated to be viable and management expects to realize an economic benefit in the future as a result of such process improvement. Accordingly, the Company is required to assess whether to capitalize inventory costs related to such excipient prior to validation of the improved manufacturing process and adoption of the new supplier. In doing so, management must consider a number of factors in order to determine the amount of inventory to be capitalized, including the historical experience of modifying the Company’s manufacturing processes, feedback from technical experts and regulatory agencies on the changes being effected and the amount of inventory that is likely to be used in commercial production. The shelf life of the excipient will be determined as part of the validation process; in the interim, the Company must assess the available stability data to determine whether there is likely to be adequate shelf life to support anticipated future sales occurring beyond the expected adoption date of the new raw material. If management is aware of any specific material risks or contingencies other than the normal regulatory reporting process, or if the criteria for capitalizing inventory produced prior to regulatory approval are otherwise not met, the Company would not capitalize such inventory costs, choosing instead to recognize such costs as R&D expense in the period incurred.

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

Property and Equipment — Property and equipment is recorded at historical cost, net of accumulated depreciation. Depreciation expense is recorded over the assets’ useful lives on a straight-line basis. See Note 5 – Property and Equipment.

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

Recognized Loss on Purchase Commitments — The Company reviews the terms of the long-term supply agreements and assesses the need for any accrual for estimated losses, such as lower of cost or net realizable value, that will not be recovered by future product sales. The recognized loss on purchase commitments is reduced as inventory items are received or as the liability is extinguished. See Note 14 – Commitments and Contingencies.

Milestone Rights Liability — In July 2013, in conjunction with the execution of a (now repaid) loan agreement with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”), the Company entered into a Milestone Rights Purchase Agreement (the “Milestone Rights Agreement”) pursuant to which the Company issued certain milestone rights to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÀRL (the “Original Milestone Purchasers”). The foregoing milestone rights provided the Original Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and Afrezza sales milestones, $55.0 million of which remains payable as of March 31, 2024 upon achievement of such milestones (collectively, the “Milestone Rights”). In December 2021, the Milestone Rights were purchased by Barings Global Special Situations Credit Fund 4 (Delaware), L.P. and Barings Global Special Situations Credit 4 (LUX) S.ar.l. (together the “Milestone Purchasers”). As a result, the Milestone Purchasers have assumed the obligations of the Original Milestone Purchasers and are now entitled to all rights under the Milestone Rights Agreement. The Milestone Rights liability is reported at fair value at the date of the agreement which is periodically offset against payments. See Note 10 – Fair Value of Financial Instruments.

The initial fair value estimate of the Milestone Rights was calculated using the income approach in which the cash flows associated with the specified contractual payments were adjusted for both the expected timing and the probability of achieving the milestones and discounted to present value using a selected market discount rate. The expected timing and probability of achieving the milestones was developed with consideration given to both internal data, such as progress made to date and assessment of criteria required for achievement, and external data, such as market research studies. The discount rate was selected based on an estimation of required rate of returns for similar investment opportunities using available market data. The Milestone Rights liability will be remeasured as the specified milestone events are achieved. Specifically, as each milestone event is achieved, the portion of the initially recorded Milestone Rights liability that pertains to the milestone event being achieved, will be remeasured to the amount of the specified related milestone payment. The resulting change in the balance of the Milestone Rights liability due to remeasurement will be recorded in the Company’s condensed consolidated statements of operations as interest expense. Furthermore, the Milestone Rights liability will be reduced upon the settlement of each milestone payment. As a result, each milestone payment would be effectively allocated between a reduction of the recorded Milestone Rights liability and an expense representing a return on a portion of the Milestone Rights liability paid to the investor for the achievement of the related milestone event. See Note 7 – Accrued Expenses and Other Current Liabilities and Note 14 – Commitments and Contingencies.

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

Clinical Trial Expenses — Clinical trial expenses, which are primarily reflected in R&D expenses in the condensed consolidated statements of operations, result from obligations under contracts with vendors, consultants and clinical site agreements in addition to internal costs associated with conducting clinical trials.

Net Income (Loss) Per Share of Common Stock — Basic net income or loss per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the effect of potential common stock issuances resulting from assumed stock option exercises and vesting of restricted stock units, unless the effect is anti-dilutive, when applying the treasury stock method, as well as potential dilution under the if-converted method for convertible debt securities. For periods where the Company has presented a net loss, potentially dilutive securities are excluded from the computation of diluted EPS as they would be anti-dilutive.

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

Available-for-Sale Investment — The Thirona convertible notes are classified as available-for-sale securities and are included in prepaid expenses and other current assets in the condensed consolidated balance sheets. Available-for-sale investments are subsequently measured at fair value with realized gains and losses reported in other income (expense) in the condensed consolidated statements of operations. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income (loss) until realized. The Company determines the fair value of its available-for-sale investments using level 3 inputs and evaluates the fair value of its investment in Thirona by applying a scenario based method. For the three months ended March 31, 2023, the Company recognized $0.1 million of interest income on investment. No interest income on investment was recognized during the three months ended March 31, 2024. The Company's investment in Thirona is comprised of two notes with aggregate face value of $8.0 million and stated interest rate of 6%. As of March 31, 2024 and December 31, 2023, the fair value of the Company's investment in Thirona was $6.9 million. No gains or losses from credit risk or unrealized holding gains or losses were recognized during the three months ended March 31, 2024 or 2023.

Held-to-Maturity Investments — Investments consist of highly liquid investments that are intended to facilitate liquidity and capital preservation. The amortization or accretion of the Company’s investments is recognized in the condensed consolidated statements of operations as interest income, which was approximately $3.4 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively. No allowance for credit losses on held-to-maturity securities was required as of March 31, 2024 or December 31, 2023.

The contractual maturities of the Company’s held-to-maturity investments are summarized below (in thousands):

	March 31, 2024		December 31, 2023
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due in one year or less(1)	$241,962	$241,970	$115,263	$115,374
Due after one year through five years	3,726	3,771	7,155	7,197
Total	$245,688	$245,741	$122,418	$122,571

___________________________

(1)
The investments due in one year or less include cash equivalents of $134.5 million as of March 31, 2024 and $58.6 million as of December 31, 2023.

The fair value of the cash equivalents, long-term and short-term investments are disclosed below (dollars in thousands).

	March 31, 2024
	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds and other	Level 1	$95,389	$—	$—	$95,389
Commercial bonds and paper	Level 2	51,485	93	(71)	51,507
U.S. Treasury Securities	Level 2	98,814	56	(25)	98,845
Total cash equivalents and investments		245,688	149	(96)	245,741
Less: cash equivalents		(134,505)	—	—	(134,505)
Total Investments		$111,183	$149	$(96)	$111,236

	December 31, 2023
	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	Level 1	$69,611	$—	$—	$69,611
Commercial bonds and paper	Level 2	43,251	135	(38)	43,348
U.S. Treasury Securities	Level 2	9,556	56	—	9,612
Total cash equivalents and investments		122,418	191	(38)	122,571
Less: cash equivalents		(58,644)	—	—	(58,644)
Total Investments		$63,774	$191	$(38)	$63,927

As of March 31, 2024 and December 31, 2023, there was $0.6 million and $0.5 million, respectively, of accrued interest receivable on investments which is included in prepaid expense and other current assets in our condensed consolidated balance sheets.

3. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable – commercial
Accounts receivable, gross	$17,516	$20,199
Wholesaler distribution fees and prompt pay discounts	(2,252)	(2,469)
Reserve for returns	(5,597)	(6,215)
Allowance for credit losses	(157)	(157)
Total accounts receivable – commercial, net	9,510	11,358
Accounts receivable – collaborations and services	10,402	3,543
Total accounts receivable, net	$19,912	$14,901

As of March 31, 2024 and December 31, 2023, the allowance for credit losses and doubtful accounts for commercial accounts receivable of $0.2 million was related to $0.2 million of accounts receivable for Zealand Pharma US, Inc. As of March 31, 2024, the Company had three wholesale distributors representing approximately 78% of commercial accounts receivable and 70% of gross sales during the three months ended March 31, 2024.

As of March 31, 2024 and December 31, 2023, there was no allowance for credit losses for accounts receivable for collaborations and services. The Company had one collaboration partner, UT, that comprised 100% of the collaboration and services net accounts receivable as of March 31, 2024 and December 31, 2023 and approximately 100% of gross revenue from collaborations and services for the three months ended March 31, 2024 and 2023.

4. Inventories

Inventories consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$5,770	$6,262
Work-in-process	12,310	13,646
Finished goods	8,362	8,637
Total inventory	$26,442	$28,545

Work-in-process and finished goods as of March 31, 2024 and December 31, 2023 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off and the projected loss on the purchase commitment contract to purchase future insulin was accrued as of the end of 2016. Raw materials inventory included $0.8 million of pre-launch inventory as of March 31, 2024 and December 31, 2023, which consisted of FDKP received in November 2019.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand as of March 31, 2024 and December 31, 2023. Inventory that was forecasted to become obsolete due to expiration as well as inventory that does not meet acceptable standards is recorded in costs of goods sold in the condensed consolidated statements of operations and a reserve for inventory in the condensed consolidated balance sheets. As a result of this assessment there were inventory write-offs of $1.0 million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated Useful
	Life (Years)	March 31, 2024	December 31, 2023
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements	5-40	60,833	46,357
Machinery and equipment	3-15	62,984	60,410
Furniture, fixtures and office equipment	5-10	3,070	3,070
Computer equipment and software	3	8,677	8,658
Construction in progress	—	32,617	48,997
Total property and equipment		186,445	185,756
Less accumulated depreciation		(102,825)	(101,536)
Total property and equipment, net		$83,620	$84,220

Depreciation expense related to property and equipment was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Depreciation Expense	$1,341	$1,038

During the three months ended March 31, 2024, the Company retired $0.1 million of manufacturing equipment as it was no longer in service. The net book value for the disposed assets was de minimis. There were no asset retirements during the three months ended March 31, 2023.

6. Goodwill and Other Intangible Asset

Goodwill — Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $1.9 million as of March 31, 2024 and December 31, 2023 as a result of the Company's acquisition of V-Go in May 2022. Goodwill is tested at least annually for impairment by assessing qualitative factors in determining whether it is more likely than not that the fair value of net assets is below their carrying amounts. See Note 1 – Description of Business and Significant Accounting Policies.

Other Intangible Asset — Other intangible asset consisted of the following (in thousands):

	Estimated	March 31, 2024			December 31, 2023
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology	15	$1,200	$(147)	$1,053	$1,200	$(127)	$1,073

Amortization expense related to the other intangible asset was de minimis for the three months ended March 31, 2024 and 2023.

The estimated annual amortization expense for the other intangible asset for the years ended December 31, 2024 through 2028 will be approximately $0.1 million per year and $0.6 million, thereafter.

The Company evaluates its other intangible asset for potential impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. See Note 1 – Description of Business and Significant Accounting Policies.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2024	December 31, 2023
Salary and related expenses	$20,821	$19,506
Discounts and allowances for commercial product sales	8,800	9,541
Accrued interest	680	2,153
State income tax liability	1,825	1,561
Deferred lease liability	1,611	1,423
Professional fees	604	979
Current portion of milestone rights liability	752	752
Returns reserve for acquired product(1)	1,633	601
Danbury facility buildout	98	316
Other	5,467	5,204
Accrued expenses and other current liabilities	$42,291	$42,036

_________________________

(1)
See Note 14 – Commitments and Contingencies.

8. Borrowings

Carrying amount of the Company's borrowings consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Senior convertible notes	$227,214	$226,851
MidCap credit facility	28,105	33,019
Mann Group convertible note	8,829	8,829
Total debt – net carrying amount	$264,148	$268,699

The following table provides a summary of the Company’s principal balance of debt and key terms:

	Amount Due		Terms
	March 31, 2024	December 31, 2023	Annual Interest Rate	Maturity Date	Conversion Price
Senior convertible notes	$230.0 million	$230.0 million	2.50%	March 2026	$5.21 per share
MidCap credit facility	$28.3 million	$33.3 million	one-month SOFR (1% floor) plus 6.25%; cap of 8.25%	August 2025	N/A
Mann Group convertible note	$8.8 million	$8.8 million	2.50%	December 2025	$2.50 per share

In early April 2024, the Company repaid all obligations owed under the MidCap credit facility and the Mann Group convertible notes. See Note 16 – Subsequent Events.

The maturities of the Company’s borrowings as of March 31, 2024 are as follows (in thousands):

Amounts
Remainder of 2024	$15,000
2025	22,163
2026	230,000
Total principal payments	267,163
Unamortized discount and prepayment fee	(155)
Debt issuance costs	(2,860)
Total debt	$264,148

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

The Company’s net proceeds from the March 2021 offering were approximately $222.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. As of March 31, 2024, the unamortized debt issuance cost was $2.8 million.

MidCap credit facility — In August 2019, the Company entered into the MidCap credit facility and borrowed the first advance of $40.0 million (“Tranche 1”) in August 2019 and the second advance of $10.0 million (“Tranche 2”) in December 2020. In April 2021, $10.0 million was prepaid. Under the terms of the MidCap credit facility, a third advance of $60.0 million (“Tranche 3”) became available to the Company after the Tyvaso DPI approval by the FDA through June 30, 2022 (see Note 9 – Collaboration, Licensing and Other Arrangements). The Company did not exercise its right to borrow Tranche 3.

In connection with an April 2021 amendment to the MidCap credit facility, the Company made a $10.0 million principal prepayment against outstanding term loans under the MidCap credit facility and paid a related $1.0 million exit fee in lieu of the unaccrued portion of the original exit fee and prepayment penalties that would otherwise have been due with respect to the partial prepayment. The prepayment penalty of $1.0 million related to the payment of $10.0 million was capitalized and amortized over the remaining life of the debt. As of March 31, 2024, the unamortized debt discount was $0.1 million and the unamortized prepayment penalty was $0.2 million.

Tranche 1 and Tranche 2 accrued interest at an annual rate equal to the lesser of (i) 8.25% and (ii) the one-month Secured Overnight Financing Rate ("SOFR") (subject to a one-month SOFR floor of 1.00%) plus 6.25%. Interest on each term loan advance was due and payable monthly in arrears. Principal on each term loan advance under Tranche 1 and Tranche 2 was payable in 24 equal monthly installments that began September 1, 2023.

On April 1, 2024, the Company exercised its option to prepay the existing term loans in whole in exchange for a payment of approximately $31.6 million, which included an early termination fee in an amount equal to 1.00% of principal prepaid as well as an exit fee in an amount equal to 7.00% of the initial Tranche 1 balance of $40.0 million. See Note 16 – Subsequent Events.

The Company’s obligations under the MidCap credit facility were secured by a security interest on substantially all of its assets, including intellectual property, all of which were released as of April 2, 2024.

The MidCap credit facility, as amended, contained customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The Company was also required to comply with a financial covenant relating to trailing twelve month minimum Afrezza net revenue, tested on a monthly basis, unless the Company has $90.0 million or more of unrestricted cash and short-term investments. As of March 31, 2024, the Company was in compliance with the financial covenant.

The MidCap credit facility also contained customary events of default relating to, among other things, payment defaults, breaches of covenants, a material adverse change, listing of the Company’s common stock, bankruptcy and insolvency, cross defaults with certain material indebtedness and certain material contracts, judgments, and inaccuracies of representations and warranties. Upon an event of default, the agent and the lenders could have declared all or a portion of the Company’s outstanding obligations to be immediately due and payable and exercise other rights and remedies provided for under the MidCap credit facility. During the existence of an event of default, interest on the term loans could have been increased by 2.00%.

Mann Group convertible note — In August 2019, the Company issued a $35.0 million note that is convertible into shares of the Company’s common stock at $2.50 per share (the “Mann Group convertible note”) as part of a restructuring of its then existing indebtedness to Mann Group.

The Mann Group convertible note accrued interest at the rate of 2.5% per year on the principal amount, payable quarterly in arrears on the first day of each calendar quarter, with a maturity date of December 31, 2025.

The principal and any accrued and unpaid interest under the Mann Group convertible note was convertible, at the option of Mann Group, at any time on or prior to the close of business on the business day immediately preceding the stated maturity date, into shares of the Company’s common stock at a conversion rate of 400 shares per $1,000 of principal and/or accrued and unpaid interest, which is equal to a conversion price of $2.50 per share. Interest on the convertible note was payable in kind by adding the amount thereof to the principal amount; provided that with respect to interest accruing from and after January 1, 2021, the Company had the option to pay any such interest on any interest payment date, if certain conditions are met, in shares of the Company’s common stock at a price per shall equal to the last reported sale price on the trading day immediately prior to the payment date.

During the three months ended March 31, 2023, Mann Group converted $0.1 million of interest into 10,491 shares of common stock. During the three months ended March 31, 2024, Mann group converted $0.1 million of interest into 15,285 shares of common stock. On April 2, 2024, the Company and Mann Group agreed to discharge and terminate the Mann Group convertible note in exchange for (i) the Company’s issuance to Mann Group of 1,500,000 shares of the Company’s common stock and (ii) the Company’s payment to Mann Group of approximately $8.9 million. See Note 16 – Subsequent Events.

Amortization of the premium and accretion of debt issuance costs related to all borrowings were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Amortization of debt discount and prepayment fee	$85	$106
Amortization of debt issuance cost	363	363

9. Collaboration, Licensing and Other Arrangements

Revenue from collaborations and services were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
UT CSA(1)	$24,464	$11,164
UT License Agreement (2)	347	185
Cipla License and Distribution Agreement	37	37
Total revenue from collaborations and services	$24,848	$11,386

_________________________

(1)
Amounts consist of revenue recognized for Manufacturing Services and Product Sales to UT for the periods presented.
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

Total revenue from UT was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
UT Revenue
UT CSA	$24,464	$11,164
UT License Agreement	347	185
Royalties — Collaborations (1)	22,651	11,678
Total revenue from UT	$47,462	$23,027

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

The activities and deliverables under the CSA and UT License Agreement resulted in distinct performance obligations which include the: (1) R&D Services and License, (2) Next-Gen R&D Services, and (3) Manufacturing Services and Product Sales.

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

__________________________

(1)
The total anticipated cash flow includes a transaction price of $120.0 million for the contractual obligations under the CSA for the Manufacturing Services and Product Sales and the Next-Gen R&D Services performance obligations and $602.3 million for future supply of Tyvaso DPI over the remaining term of the CSA.
(2)
The Manufacturing Services and Product Sales performance obligation will be recognized as control of manufactured products is transferred to UT. The modification did not result in a cumulative catch-up adjustment as a result of the revenue being deferred for the performance obligations that were affected by the modification. The allocation of the transaction price for the Manufacturing Services and Product Sales includes a material right related to the Company’s estimated production of product in the amount of $220.8 million. The Company will sell product to UT under individual purchase orders, which represent distinct performance obligations. The ultimate cash flows may vary as manufacturing purchase orders are received.

In February 2024, the Company began in-house kitting of certain Tyvaso DPI stock-keeping units. The Company's obligation to perform such in-house kitting will be accounted for separately as it is distinct from Manufacturing Services and Product Sales and offered at a standalone selling price. Revenue for in-house kitting will be recognized at a point in time as services are rendered.

As of March 31, 2024, deferred revenue consisted of $74.0 million, of which $7.4 million was classified as current and $66.6 million was classified as long-term on the condensed consolidated balance sheet. As of December 31, 2023, deferred revenue consisted of $77.5 million, of which $8.9 million was classified as current and $68.6 million was classified as long-term on the condensed consolidated balance sheet. The Company determined that the revenue recognition associated with the capital improvements should be combined with the Manufacturing Services and Product Sales performance obligation.

Thirona Collaboration Agreement — In June 2021, the Company and Thirona entered into a collaboration agreement to evaluate the therapeutic potential of Thirona’s compound for the treatment of fibrotic pulmonary diseases. If initial studies are promising, the Company can exercise certain rights to seek a full license to the compound for clinical development and commercialization. The parties will perform their respective obligations and provide reasonable support for research, clinical development and regulatory strategy. The collaboration agreement was accounted for under ASC 808, Collaborative Agreements; however, no consideration was exchanged between the parties. The costs incurred by the Company were expensed as R&D in the condensed consolidated statements of operations. On February 28, 2023, the collaboration agreement was amended to extend the term through June 2024. In accordance with the amendment, the Company agreed to fund a minimum of $1.1 million to be expended on a revised development plan prepared by Thirona, of which $0.9 million has been funded through March 31, 2024.

Biomm Supply and Distribution Agreement — In May 2017, the Company and Biomm S.A. ("Biomm") entered into a supply and distribution agreement for the commercialization of Afrezza in Brazil. Under this agreement, Biomm was responsible for pursuing regulatory approvals of Afrezza in Brazil, including from the Agência Nacional de Vigilância Sanitária (“ANVISA”) and, with respect to pricing matters, from the Camara de Regulação de Mercado de Medicamentos (“CMED”), both of which were received. Biomm commenced product sales in January 2020. No shipments of product were made to Biomm in 2023 or the first quarter of 2024.

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

As of March 31, 2024, the deferred revenue balance was $1.3 million, of which $0.1 million was classified as current and $1.2 million was classified as long term in the condensed consolidated balance sheets. As of December 31, 2023, the deferred revenue balance was $1.4 million, of which $0.2 million was classified as current and $1.2 million was classified as long term in the condensed consolidated balance sheets.

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

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (Level 3 in the fair value hierarchy) (in millions):

	March 31, 2024
		Fair Value
	Carrying Value	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Senior convertible notes(1)	$227.2	$246.4
MidCap credit facility(2)	28.1	30.2
Mann Group convertible note(3)	8.8	17.1
Milestone rights(4)	3.9	12.8
Contingent milestone liability(5)	0.3	0.3
Financing liability(6)	104.1	106.7
Liability for sale of future royalties(7)	148.0	159.6

_________________________

(1)
Fair value was determined by applying a discounted cash flow analysis to the straight note with a hypothetical yield of 11%, volatility of 59.9% and a Monte Carlo simulation for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $239.8 million and $253.3 million, respectively.
(2)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 12%. A change in yield of + or – 2% would result in a fair value of $29.7 million and $30.4 million, respectively.
(3)
The fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 13% and volatility of 55.6% to the straight note and a binomial option pricing model for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $16.9 million and $17.4 million, respectively.
(4)
Fair value was determined by applying a Monte Carlo simulation method for the calculation of the potential payment and the Geometric Brownian Motion forecasting model to estimate the underlying revenue. Market based inputs and other level 3 inputs were used to forecast future revenue. The key inputs used included a risk-free rate of 4.2%, dividend yield of 0%, volatility of 50%, period of 7.75 years and credit risk of 17%.
(5)
Fair value was determined by using the Monte Carlo simulation method for the calculation of the potential payment and the Geometric Brownian Motion forecasting model to estimate the underlying revenue. Market based inputs and other level 3 inputs were used to forecast future revenue. The key inputs used included a risk-free rate of 4.29%, dividend yield of 0%, volatility of 43%, period of 13.75 years and credit risk of 17%.
(6)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 9.5%. A change in yield of + or – 2% would result in a fair value of $94.0 million and $122.4 million, respectively.
(7)
At March 31, 2024, fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 11%. A change in yield of + or – 2% would result in a fair value of $139.6 million and $184.4 million, respectively. At December 31, 2023, the carrying value approximated the fair value.

	December 31, 2023
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

Milestone Rights Liability — The fair value measurement of the Milestone Rights liability is sensitive to the discount rate and the timing of achievement of milestones. The Company utilized a Monte-Carlo Simulation Method to simulate the Afrezza net sales under a neutral framework to estimate the potential payments and the Geometric Brownian Motion forecasting model to estimate the underlying revenue. The Company then discounted the future expected payments at cost of debt with a term equal to the simulated time to payout based on cumulative sales. See Note 14 – Commitments and Contingencies.

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

Financing Liability — The Sale-Leaseback Transaction in November 2021 resulted in a financing liability. See Note 14 – Commitments and Contingencies.

Liability for Sale of Future Royalties — The sale of a portion of our royalty rights in December 2023 resulted in a liability for sale of future royalties. See Note 14 – Commitments and Contingencies.

11. Common and Preferred Stock

The Company is authorized to issue 800,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of March 31, 2024 and December 31, 2023, 270,801,781 and 270,034,495 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

In February 2018, the Company entered into a controlled equity offering sales agreement (the “CF Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million or such other amount as may be permitted by the Sales Agreement. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. There were no sales under the CF Sales Agreement for the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company sold 269,383 shares of common stock at a weighted average purchase price of $4.45 per share for gross proceeds of approximately $1.2 million pursuant to the CF Sales Agreement.

During the three months ended March 31, 2024, the Company received $1.4 million from the market price stock purchase plan ("MPSPP") for 416,099 shares of common stock. There were no MPSPP transactions during the three months ended March 31, 2023.

For shares of common stock issued pursuant to the Company's 2004 employee stock purchase plan ("ESPP"), see Note 13 – Stock-Based Compensation Expense.

12. Earnings per Common Share

The following tables summarize the components of the basic and diluted EPS computations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
EPS — basic:
Net income (loss) (numerator)	$10,630	$(9,795)
Weighted average common shares (denominator)	270,356	263,969
Net income (loss) per share	$0.04	$(0.04)
EPS — diluted:
Net income (loss) — basic	$10,630	$(9,795)
Effect of interest and amortization expense on convertible notes	1,856	—
Adjusted net income (loss) (numerator)	$12,486	$(9,795)
Weighted average common shares	270,356	263,969
Effect of dilutive securities — common shares issuable	54,377	—
Adjusted weighted average common shares (denominator)	324,733	263,969
Net income (loss) per share	$0.04	$(0.04)

For the three months ended March 31, 2024, diluted net income per share excluded the weighted average effect of 5.4 million RSUs and Market RSUs and 2.1 million options and PNQs as they were antidilutive.

Common shares issuable represents incremental shares of common stock which consist of RSUs, stock options, warrants, and shares that could be issued upon conversion of the Senior convertible notes and the Mann Group convertible notes. Potentially dilutive securities outstanding which were considered antidilutive are summarized as follows (in shares):

Three Months Ended March 31,
2023
Senior convertible notes	44,120,463
RSUs and Market RSUs(1)	15,468,000
Common stock options and PNQs	8,943,899
Mann Group convertible notes	3,370,000
Total shares	71,902,362

__________________________

(1)
Market RSUs issued in 2020, 2021 and 2022 are included at the share delivery of 300%, 0% and 210%, respectively, in accordance with a valuation assessment obtained as of March 31, 2023.

13. Stock-Based Compensation Expense

The Company granted the following awards (in shares):

Three Months Ended March 31,
2024
Employee awards:
RSUs(1)	267,990

_________________________

(1)
RSUs had a weighted average grant date fair value of $3.28 per share, of which 211,895 RSUs had a vesting period of 33.3% annually over the second, third, and fourth anniversary of the vesting determination date, 53,720 RSUs had a cliff vesting period of three years, and 2,375 RSUs had a vesting period of 25% annually over four years.

As of March 31, 2024, there was a de minimis amount of unrecognized stock-based compensation expense related to options and PNQs, which is expected to be recognized over a weighted average period of approximately 0.11 years, and $16.5 million and $12.1 million of unrecognized stock-based compensation expense related to RSUs and Market RSUs, respectively, which is expected to be recognized over a weighted average period of approximately 2.20 and 1.37 years, respectively.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations as cost of goods sold, cost of revenue – collaborations and services, R&D and selling, general and administrative expense was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
RSUs and options	$3,699	$3,478
Employee stock purchase plan	186	177
Total	$3,885	$3,655

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

There were approximately 2.9 million shares of common stock available for issuance under the ESPP as of March 31, 2024.

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

Litigation — The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company does not anticipate the final disposition of any matters will have a material adverse effect on the results of operations, financial position, or cash flows of the Company. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising out of or involving activities associated with ongoing and normal business operations. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company’s policy is to accrue for legal expenses in connection with legal proceedings and claims as they are incurred.

Contingencies — Milestone Rights — In July 2013, the Company entered into the Milestone Rights Agreement with the Original Milestone Purchasers, pursuant to which the Company granted the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, $55.0 million of which remains payable to the Milestone Purchasers as of March 31, 2024.

The Milestone Rights Agreement includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to Afrezza. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to Afrezza in violation of the terms of such agreement.

As of March 31, 2024 and December 31, 2023, the remaining Milestone Rights liability balance was $3.9 million and consisted of $0.8 million of current liability, which was presented as accrued expenses and other current liabilities, and $3.1 million of long-term liability, which was presented as milestone liabilities in our condensed consolidated balance sheets. The value of the Milestone Rights liability was based on initial fair value estimates calculated using the income approach and reduced by milestone achievement payments made.

Loss Contingencies — Returns Reserve for Acquired Product — During the three months ended March 31, 2024, the Company revised its previously-determined estimates for product returns associated with sales of V-Go that pre-date the Company's acquisition of the product totaling $1.2 million which is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets as of March 31, 2024 and general and administrative expenses in the condensed consolidated statements of operations for three months ended March 31, 2024. Although future returns are probable, the Company cannot reasonably estimate any associated losses as of March 31, 2024.

Liability for Sale of Future Royalties — On December 27, 2023 (the “Inception Date”), the Company executed a Purchase and Sale Agreement (the “PSA”) with Sagard Healthcare Partners Funding Borrower SPE 2, LP (“Sagard”). Pursuant to the PSA, Sagard paid the Company $150.0 million (the “Upfront Proceeds”), net of $0.4 million in reimbursements of Sagard’s fees and expenses (the “Reimbursements”), for the purchase of a 1% royalty on future net sales of Tyvaso DPI by UT under the terms of the UT License Agreement (the “Sagard Royalty”). Sagard will also pay the Company a milestone of $50.0 million if net sales of Tyvaso DPI meet or exceed $1.9 billion for any twelve consecutive months on or prior to December 31, 2026 (“Net Sales Threshold A”), or a milestone of $45.0 million if net Sales Threshold A is not met and net sales of Tyvaso DPI meet or exceed $2.3 billion for any twelve consecutive months on or prior to September 30, 2027 (“Net Sales Threshold B”), resulting in a purchase price not to exceed $200.0 million (the “Purchase Price”). If Net Sales Thresholds A and B are not met and net sales of Tyvaso DPI meet or exceed $3.5 billion for any calendar year after September 30, 2027, no royalties will be payable to Sagard for the remainder of that year. The PSA applies to net sales of Tyvaso DPI generated during October 1, 2023 (the “Commencement Date”) through December 31, 2042 (the “Termination Date”) and will automatically terminate upon payment of the final royalty owed to Sagard thereafter. Upon the Termination Date, ownership of the Sagard Royalty will revert to the Company.

Given the Company’s continuing involvement with the generation of Tyvaso DPI revenue under the UT License Agreement and CSA, which includes the Company’s supply and manufacture of Tyvaso DPI, and the Company’s retention and associated defense and maintenance obligations of the intellectual property required in the manufacture of Tyvaso DPI, the Upfront Proceeds were recorded as a liability for sale of future royalties (the “Royalty Liability”) on the condensed consolidated balance sheets, and any proceeds from future milestones will be added to the Royalty Liability balance upon receipt. Although the Company is not obligated to repay any portion of the Purchase Price to Sagard, the Royalty Liability under the PSA is secured by a security interest granted to Sagard in the underlying 1% royalty rights and any proceeds therefrom. As a result of the PSA, transaction costs totaling $4.4 million (including the Reimbursements) (the "Transaction Costs") are reported net of the Royalty Liability balance and amortized to interest expense in the condensed consolidated statements of operations over the life of the PSA using the effective interest method. The Company will continue to recognize the full 10% of future royalty revenues in its condensed consolidated statements of operations, with the Sagard Royalty being non-cash revenue for the Company. As royalty payments are remitted to Sagard, the balance of the Royalty Liability will be effectively repaid as it is amortized over the life of the PSA. To amortize the Royalty Liability, the Company estimated the total amount of future royalty payments to be made to Sagard over the life of the PSA. The excess of those future estimated royalty payments over the Purchase Price proceeds received is recognized in the condensed consolidated statements of operations as non-cash interest expense over the life of the PSA utilizing an imputed effective interest rate. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate may vary during the term of the agreement depending on a number of factors, including the amount and timing of forecasted royalty payments which affects the timing and ultimate amount of reductions to the liability. The Company will evaluate the effective interest rate periodically based on its forecasted royalty payments utilizing the prospective method.

The Company periodically assesses the forecasted royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments, or the timing of such payments, are materially different than original estimates, the Company will prospectively adjust the effective interest rate and amortization of the Royalty Liability. The Company’s effective annual interest rate on the Royalty Liability was approximately 11.1% during the three months ended March 31, 2024, during which time the Company recorded $4.2 million in non-cash interest expense and $0.1 million amortization of the Transaction Costs in the condensed consolidated statements of operations. Non-cash revenue recognized by the Company during the period of the Commencement Date through December 31, 2023 of $2.1 million was remitted to Sagard by UT during the three months ended March 31, 2024. Non-cash revenue recognized by the Company during the three months ended March 31, 2024 of $2.3 million will be remitted to Sagard by UT during the second quarter of 2024.

The following table shows the activity within the Royalty Liability account as well as the effective interest rate (dollars in millions):

Three Months Ended March 31,
2024
Balance, beginning of period	$145.8
Amortization of deferred transaction costs	0.1
Non-cash interest expense on liability for sale of future royalties	4.2
Royalty revenue remitted to Sagard by UT	(2.1)
Balance, end of period	$148.0

Effective interest rate	11.1%

Sale-Leaseback Transaction— In November 2021, the Company sold certain land, building and improvements located in Danbury, CT (the "Property") to an affiliate of Creative Manufacturing Properties (the "Purchaser") for a sales price of $102.3 million, subject to terms and the conditions contained in a purchase and sale agreement.

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

As of March 31, 2024, the related financing liability was $104.1 million, which was recognized in the condensed consolidated balance sheet and of which $94.2 million was long-term and $9.9 million was current. As of December 31, 2023, the related financing liability was $104.1 million, of which $94.3 million was long-term and $9.8 million was current. Cash paid for interest on the financing liability totaled $2.4 million during each of the three months ended March 31, 2024 and 2023.

Financing liability information was as follows (dollars in thousands):

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (in years)	17.6	17.8
Weighted average discount rate	9.0%	9.0%

	Three Months Ended March 31,
	2024	2023
Interest expense on financing liability	$2,447	$2,424

The Company's remaining financing liability payments were as follows (in thousands):

March 31, 2024
Remainder of 2024	$7,523
2025	10,269
2026	10,533
2027	10,849
2028	11,174
Thereafter	177,278
Total	227,626
Interest payments	(120,923)
Debt issuance costs	(2,624)
Total financing liability	$104,079

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

In December 2023, the Company and Amphastar amended the Insulin Supply Agreement to extend the term, restructure the annual purchase commitments and include a capacity fee for certain future periods. The Company's remaining purchase commitments and estimated capacity fee liability as of March 31, 2024 were as follows (€ in millions):

	March 31, 2024
	Remaining Purchase Commitments	Estimated Capacity Fees
Remainder of 2024	2.3	—
2025	—	1.5
2026(1)	4.2	2.0
2027	6.0	1.0
2028	6.0	1.0
2029	6.0	1.0
2030	6.0	1.0
2031	8.0	0.5
2032	8.0	0.5
2033	8.0	0.5
2034	4.4	0.5
Total	58.9	9.5

_________________________

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

The Company periodically reviews the terms of the long-term Insulin Supply Agreement and assesses the need for any accrual for estimated losses, such as lower-of-cost or net-realizable-value that will not be recovered by future product sales. The recognized loss on purchase commitments of $62.7 million and $64.8 million is included in our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively, and is reduced as inventory items are received or such liability is extinguished.

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

Lease information was as follows (dollars in thousands):

	March 31, 2024	December 31, 2023
Operating lease right-of-use assets(1)	$4,392	$4,685

Operating lease liability-current(2)	$1,611	$1,423
Operating lease liability-long-term	3,645	3,925
Total	$5,256	$5,348

Weighted average remaining lease term (in years)	3.8	3.7
Weighted average discount rate	7.3%	7.3%

_________________________

(1)
Operating right-of-use assets related to vehicles, offices and the manufacturing facility are included in other assets in the condensed consolidated balance sheets.
(2)
Operating lease liability – current is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$348	$422
Variable lease costs	10	36
Cash paid	232	323

The Company's future minimum office and vehicle lease payments were as follows (in thousands):

March 31, 2024
Remainder of 2024	$1,224
2025	1,829
2026	1,213
2027	1,135
2028	643
Total	6,044
Interest expense	(788)
Total operating lease liability	$5,256

15. Income Taxes

During the three months ended March 31, 2024, the Company recorded income tax expense of $0.3 million related to state taxes, which was calculated using the discrete year-to-date method. The income tax provision for the three months ended March 31, 2023 resulted in no tax expense. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded, in accordance with the applicable accounting standards, that net deferred tax assets should be fully reserved.

The Company has assessed its position with regards to uncertainty in tax positions and has not recognized a liability for unrecognized tax benefits. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2024, the Company did not recognize any interest or penalties. The Company’s tax years since 2019 remain subject to examination by tax authorities.

16. Subsequent Events

On April 1, 2024, the Company repaid in full all outstanding indebtedness, consisting of $28.3 million in principal and $0.2 million in accrued interest, and terminated all commitments and obligations under the MidCap credit facility that would have matured on August 1, 2025 in exchange for a payment of $31.6 million, including an exit fee of $2.8 million and a prepayment fee of $0.3 million. Additionally, unamortized debt discount and capitalized prepayment fees totaling $0.2 million were written off, resulting in a loss on extinguishment of debt of $3.3 million to be recognized in the second quarter of 2024. In connection with the repayment of outstanding indebtedness by the Company, all liens, mortgages and security interests in any assets or property securing the obligations under the MidCap credit facility were automatically terminated and released and the Company was automatically released from all guarantees.

In addition, on April 2, 2024, the Company and Mann Group agreed to discharge and terminate the Mann Group convertible note. As of April 2, 2024, the outstanding principal balance of the Mann Group convertible note plus accrued interest was $8.9 million and was convertible at Mann Group’s option into 3,554,198 shares of common stock of the Company. The Company and Mann Group agreed to terminate all outstanding indebtedness, rights and obligations under the Mann Group convertible note in exchange for (i) the Company’s issuance to Mann Group of 1,500,000 shares of the Company’s common stock and (ii) the Company’s payment to Mann Group of $8.9 million, which represented the market value of 2,054,198 shares of common stock of the Company on April 2, 2024 (eliminating any potential dilution related to these unissued shares). Termination of the Mann Group convertible note resulted in extinguishment of debt of $3.7 million to be recognized in the second quarter of 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this report that are not strictly historical in nature are “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, though not all forward-looking statements contain these identifying words. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. The preceding interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and related notes for the year ended December 31, 2023 and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

In our endocrine business unit, we currently commercialize two products: Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, and the V-Go wearable insulin delivery device, which provides continuous subcutaneous infusion of insulin in adults that require insulin. Afrezza was developed by us and received approval from the FDA in June 2014. Afrezza consists of a dry powder formulation of human insulin delivered from a small portable inhaler. V-Go received 510(k) clearance by the FDA in 2010 and has been available commercially since 2012. In May 2022, we acquired V-Go from Zealand Pharma A/S and Zealand Pharma US, Inc. (together “Zealand”) and began integrating the product into our endocrine business unit. V-Go is a mechanical basal-bolus insulin delivery system that is worn like a patch and can eliminate the need for taking multiple daily injections.

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

The lead program in our pipeline of potential treatments for orphan lung diseases is MNKD-101, a nebulized formulation of clofazimine, for the treatment of severe chronic and recurrent pulmonary infections, including nontuberculous mycobacterial (NTM) lung disease. We believe an orally inhaled formulation of clofazimine could potentially provide several clinical advantages over the current solid oral dosage form of this drug. In April 2024, the FDA cleared our investigational new drug application (IND) for MNKD-101, enabling us to initiate a Phase 3 study that will investigate its potential to treat NTM lung disease and granted Fast Track designation to our development program. This designation supplements earlier designations from the FDA granting MNKD-101 status as an orphan drug and as a qualified infectious disease product for the treatment of pulmonary NTM infections

The next most advanced program in our pipeline is MNKD-201, a dry-powder formulation of nintedanib, for the treatment of idiopathic pulmonary fibrosis (IPF). An oral dosage form of nintedanib was approved for IPF by the FDA in 2014. However, a fairly large oral dose is required in order to achieve sufficient drug levels in lung tissue. Our goal with an inhaled formulation is to deliver a therapeutic amount of nintedanib to the lungs while avoiding high levels of the drug in other tissues, where it is associated with undesirable side effects. In April 2024, the FDA cleared MNKD-201 to proceed with a first-in-human Phase 1 study of MNKD-201 for pulmonary fibrotic diseases, including IPF.

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

As of March 31, 2024, we had an accumulated deficit of $3.2 billion and a stockholders’ deficit of $230.0 million. We had net income of $10.6 million for the three months ended March 31, 2024 and net loss of $9.8 million for the three months ended March 31, 2023. To date, we have funded our operations primarily through the sale of our equity and convertible debt securities, from the receipt of upfront and milestone payments from collaborations, from borrowings, from sales of Afrezza and V-Go, from royalties and manufacturing revenue from UT as well as from proceeds of the sale-leaseback of our manufacturing facility in Danbury, CT and from the sale of a portion of future royalties that we receive from UT.

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

RESULTS OF OPERATIONS

Trends and Uncertainties

Our collaboration agreement with UT entitles us to receive a 10% royalty on net sales of Tyvaso DPI, subject to the sale by us in December 2023 of a 1% royalty on future net sales to a royalty purchaser (leaving us with a 9% royalty). Our royalty revenue reflects the upward trend in demand for Tyvaso DPI in the marketplace. See Note 14 – Commitments and Contingencies in the condensed consolidated financial statements.

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

Three months ended March 31, 2024 and 2023

Revenues

The following table provides a comparison of the revenue categories for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net revenue – commercial product sales:
Gross revenue from product sales	$30,039	$30,417	$(378)	(1%)
Less: Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	11,275	12,855	$(1,580)	(12%)
Net revenue – commercial product sales	$18,764	$17,562	$1,202	7%
Gross-to-net revenue adjustment percentage	38%	42%
Revenue – collaborations and services	24,848	11,386	$13,462	118%
Royalties – collaborations	22,651	11,678	$10,973	94%
Total revenues	$66,263	$40,626	$25,637	63%

Afrezza — Gross revenue from sales of Afrezza increased by $0.9 million, or 4% for the three months ended March 31, 2024 compared to the same period in the prior year. The increase was driven by higher price. The gross-to-net adjustment was 31% of gross revenue, or $6.4 million, for the three months ended March 31, 2024, compared to 38% of gross revenue or $7.5 million, for the three months ended March 31, 2023. The decrease in the gross-to-net percentage was primarily attributable to a decrease in anticipated product returns (as a percentage of gross sales). As a result, net revenue from sales of Afrezza increased by $2.0 million, or 16%, for the three months ended March 31, 2024 compared to the same period in the prior year.

V-Go — Gross revenue from sales of V-Go decreased by $1.3 million, or 12%, for the three months ended March 31, 2024 compared to the same period in the prior year was primarily a result of lower demand. The gross-to-net adjustment was 53% of gross revenue, or $4.9 million, for the three months ended March 31, 2024 compared to 51% of gross revenue, or $5.4 million, for the same period in the prior year. As a result, net revenue from sales of V-Go decreased by $0.8 million, or 16%, for the three months ended March 31, 2024 compared to the same period in the prior year.

Collaborations and Services — Net revenue from collaborations and services increased by $13.5 million, or 118%, for the three months ended March 31, 2024 compared to the same period in the prior year. The increase in revenue was primarily attributable to increased manufacturing volume and related production activity for product sold to UT. Royalty revenue from UT increased by $11.0 million, or 94%, for the three months ended March 31, 2024 due to increased patient demand for Tyvaso DPI. See Note 9 – Collaboration, Licensing and Other Arrangements.

Commercial product gross profit

The following table provides a comparison of the commercial product gross profit categories for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Commercial product gross profit:
Net revenue – commercial product sales	$18,764	$17,562	$1,202	7%
Less: Cost of goods sold	3,819	5,530	$(1,711)	(31%)
Commercial product gross profit:	$14,945	$12,032	$2,913	24%
Gross margin	80%	69%

Commercial product gross profit increased by $2.9 million, or 24%, for the three months ended March 31, 2024 compared to the same period in the prior year. The increase in gross profit and gross margin was primarily attributable to an increase in Afrezza net revenue.

Expenses

The following table provides a comparison of the expense categories for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Expenses:
Cost of goods sold	$3,819	$5,530	$(1,711)	(31%)
Cost of revenue – collaborations and services	14,779	10,683	$4,096	38%
Research and development	10,013	5,605	$4,408	79%
Selling	11,601	13,310	$(1,709)	(13%)
General and administrative	10,728	10,542	$186	2%
(Gain) loss on foreign currency transaction	(1,399)	954	$2,353	*
Total expenses	$49,541	$46,624	$2,917	6%

_________________________

* Not meaningful

Cost of revenue – collaborations and services increased by $4.1 million, or 38%, for the three months ended March 31, 2024 compared to the same period in the prior year. The increase was primarily attributable to increased manufacturing volume and activities. Higher manufacturing volumes resulted in efficiencies which contributed to a lower effective cost per unit.

R&D expenses increased by $4.4 million, or 79%, for the three months ended March 31, 2024 compared to the same period in the prior year. The increase was primarily attributable to increased development activities for clofazimine inhaled suspension (MNKD-101), costs for an Afrezza post-marketing clinical study (INHALE-3) which commenced in the second quarter of 2023 and personnel expenses due to increased headcount.

Selling expenses decreased by $1.7 million, or 13%, for the three months ended March 31, 2024 compared to the same period in the prior year. The decrease was primarily attributable to reduced personnel and travel expenses related to sales force restructuring activities completed during the quarter.

General and administrative expenses increased by $0.2 million, or 2%, for the three months ended March 31, 2024 compared to the same period in the prior year. This increase was primarily attributable to a loss of $1.2 million related to estimated returns associated with sales of V-Go that pre-date our acquisition of the product, partially offset by reduced personnel costs.

Under the Insulin Supply Agreement with Amphastar, payment obligations are denominated in Euros. We are required to record the foreign currency transaction impact of the U.S. dollar to Euro exchange rate associated with the recognized gain or loss on purchase commitments. The foreign currency transaction gain was $1.4 million for the three months ended March 31, 2024 compared to a loss of $1.0 million for the same period in the prior year due to the conversion of Euro to U.S. dollar exchange rates.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Interest income, net	$3,434	$1,302	$2,132	164%
Interest expense on financing liability	(2,447)	(2,424)	$23	1%
Interest expense	(2,567)	(2,786)	$(219)	(8%)
Interest expense on liability for sale of future royalties	(4,248)	—	$4,248	*
Other income	—	111	$(111)	*
Total other expense	$(5,828)	$(3,797)	$2,031	53%

_________________________

* Not meaningful

Interest income, net, consisting of interest and accretion on investments net of amortization, increased by $2.1 million for the three months ended March 31, 2024 compared to the same period in the prior year primarily due to higher yields on our securities portfolio as well as an increase in the underlying investments from the proceeds of the sale of 1% of our Tyvaso DPI royalties in December 2023.

Interest expense on financing liability was $2.4 million for each of the three months ended March 31, 2024 and 2023 and represented interest incurred on the sale lease-back transaction for our manufacturing facility in Danbury, CT.

Interest expense on notes decreased by $0.2 million for the three months ended March 31, 2024 compared to the same period in the prior year due primarily to principal payments made on the MidCap credit facility. See Note 8 – Borrowings.

Interest expense on liability for sale of future royalties was $4.2 million for the three months ended March 31, 2024 due to imputed interest and amortization of debt issuance costs on the liability recorded in connection with the sale of 1% of our Tyvaso DPI royalties in December 2023. See Note 14 – Commitments and Contingencies.

Other income for the three months ended March 31, 2023 consisted primarily of a gain associated with a foreign currency hedging transaction which was entered into to mitigate our exposure to foreign currency exchange risks associated with our insulin purchase obligation under the Insulin Supply Agreement with Amphastar.

Non-GAAP Measures

To supplement our condensed consolidated financial statements presented under GAAP, we are presenting non-GAAP net income (loss) and non-GAAP net income (loss) per share - diluted, which are non-GAAP financial measures. We are providing these non-GAAP financial measures to disclose additional information to facilitate the comparison of past and present operations, and they are among the indicators management uses as a basis for evaluating our financial performance. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results, provide management and investors with an additional understanding of our business operating results, including underlying trends.

These non-GAAP financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures; should be read in conjunction with our condensed consolidated financial statements prepared in accordance with GAAP; have no standardized meaning prescribed by GAAP; and are not prepared under any comprehensive set of accounting rules or principles. In addition, from time to time in the future there may be other items that we may exclude for purposes of our non-GAAP financial measures; and we may in the future cease to exclude items that we have historically excluded for purposes of our non-GAAP financial measures. Likewise, we may determine to modify the nature of its adjustments to arrive at our non-GAAP financial measures. Because of the non-standardized definitions of non-GAAP financial measures, the non-GAAP financial measures as used by us in this Quarterly Report on Form 10-Q have limits in their usefulness to investors and may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies.

The following table reconciles our financial measures as reported in our condensed consolidated statements of operations to a non-GAAP presentation as adjusted for the following select non-cash items: revenue from the 1% portion of sold royalties and interest expense on the related liability, stock-based compensation expense and gain on foreign currency transaction for the periods presented:

	Three Months
	Ended March 31,
	2024		2023
	Net Income	Diluted EPS	Net Loss	Diluted EPS
	(In thousands except per share data)
GAAP reported	$10,630	$0.04	$(9,795)	$(0.04)
Select non-cash adjustments:
Sold portion of royalty revenue (1)	(2,265)	(0.01)	—	—
Interest expense on liability for sale of future royalties	4,248	0.01	—	—
Stock compensation	3,885	0.01	3,655	0.01
(Gain) loss on foreign currency transaction	(1,399)	—	954	0.01
Non-GAAP adjusted	$15,099	$0.05	$(5,186)	$(0.02)
Weighted average shares used to compute net income (loss) per share – diluted	324,733		263,969

_________________________

(1)
Represents the non-cash portion of the 1% royalty on net sales of Tyvaso DPI earned during the three months ended March 31, 2024 which is remitted to the royalty purchaser and recognized as royalties from collaborations in our condensed consolidated statements of operations. Our revenues from royalties from collaborations during the three months ended March 31, 2024 totaled $22.7 million, of which $2.3 million will be remitted to the royalty purchaser.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash, cash equivalents, and investments. Our primary uses of cash include the development of our product pipeline, the manufacturing and marketing of Afrezza and V-Go, manufacturing Tyvaso DPI, the funding of general and administrative expenses, and principal and interest payments on our financing liability and debt.

To date, we have funded our operations primarily through the sale of equity and convertible debt securities, from the receipt of upfront and milestone payments from collaborations, from borrowings, from sales of Afrezza and V-Go, from royalties and manufacturing revenue from UT, from proceeds from the sale of certain assets and the sale of a portion of our future royalties that we receive from UT.

We believe we will be able to meet our liquidity needs over the next twelve months, as well as longer-term needs, based on the balance of cash, cash equivalents and investments on hand, projected sales of Afrezza and V-Go, and projected royalties and manufacturing revenue from the production and sale of Tyvaso DPI, as well as through debt or equity financing, if necessary.

As of March 31, 2024, we had $62.7 million in insulin purchase commitments and $267.1 million principal amount of outstanding debt, consisting of:

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
•
$28.3 million principal amount under the MidCap credit facility. On April 1, 2024, we exercised our option to prepay the existing term loans in whole in exchange for a payment of approximately $31.6 million, which included an early termination fee in an amount equal to 1.00% of principal prepaid as well as an exit fee in an amount equal to 7.00% of the outstanding Tranche 1 balance. See Note 16 – Subsequent Events.

•
$8.8 million principal amount of indebtedness under the Mann Group convertible note. On April 2, 2024, we and Mann Group agreed to discharge and terminate the Mann Group convertible note in exchange for (i) the issuance to Mann Group of 1,500,000 shares of our common stock and (ii) payment to Mann Group of approximately $8.9 million, which represented the market value of 2,054,198 shares of common stock of the Company on April 2, 2024 (eliminating any potential dilution related to these unissued shares). See Note 16 – Subsequent Events.

With the repayment of the MidCap credit facility and the Mann Group convertible note subsequent to March 31, 2024, our Senior convertible notes are our only remaining notes outstanding. To date, we have been able to timely make our required interest payments, but we cannot guarantee that we will be able to do so in the future. If we fail to repay, repurchase or redeem our outstanding notes when required, we will be in default under the applicable instrument for such indebtedness. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

In July 2013, we issued the Milestone Rights pursuant to the Milestone Rights Agreement to the Original Milestone Purchasers. The Milestone Rights were subsequently assigned the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $55.0 million of which remain payable as of March 31, 2024. See Note 14 – Commitments and Contingencies for further information related to the Milestone Rights.

During the three months ended March 31, 2024, we generated $6.7 million of cash for our operating activities, which primarily consisted of $55.5 million in cash receipts from customers, in addition to non-cash revenue consisting of $3.5 million net recognition of revenue that was previously deferred and $2.3 million of revenue for the 1% sold portion of our royalties, partially offset by $16.8 million of cost of goods sold, $9.8 million of selling expenses, $7.8 million of costs for research and development, $6.7 million of general and administrative expenses, and $5.8 million of net cash paid for interest.

During the three months ended March 31, 2023, we generated $1.2 million of cash from our operating activities, which consisted of $45.6 million of revenue, partially offset by $17.1 million of selling, general and administrative expenses, $19.4 million of cost of goods sold, $7.3 million of costs for research and development and $3.7 million of net cash paid for interest.

Cash used in investing activities of $48.4 million for the three months ended March 31, 2024 was primarily due to the purchase of $68.4 million of debt securities and $2.4 million of property and equipment, partially offset by the maturity of $22.0 million of debt securities.

Cash provided by investing activities of $13.8 million for the three months ended March 31, 2023 was primarily due to $22.1 million of proceeds from debt securities partially offset by $8.3 million for the purchase of property and equipment.

Cash used in financing activities of $3.5 million for the three months ended March 31, 2024 was primarily due to principal payments on the MidCap credit facility of $5.0 million partially offset by $1.4 million in proceeds from the market price stock purchase plan.

Cash provided by financing activities of $1.2 million for the three months ended March 31, 2023 was primarily due to proceeds from at-the-market offerings.

Future Liquidity Needs

We believe we will be able to meet our near-term liquidity needs based on our cash, cash equivalents and investments on hand, sales of Afrezza and V-Go, and royalties and manufacturing revenue from the production and sale of Tyvaso DPI as well as through debt or equity financing, if necessary, for our long-term liquidity needs. Although we generated a net income of $10.6 million and net cash provided by operating activities reflected in our condensed consolidated statements of cash flows was $6.7 million during the three months ended March 31, 2024, we have not generated a net income or cash flows from operating activities on a consistent basis. In addition, we expect to continue to incur expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for our products and development costs for other product candidates in our pipeline. As of March 31, 2024, we had capital resources comprised of $193.3 million in cash and cash equivalents, $107.5 million in short-term investments and $3.7 million in long-term investments, and total principal amount of outstanding borrowings of $267.1 million.

We believe our resources will be sufficient to fund our operations for the next twelve months from the date of issuance of our condensed consolidated financial statements included in Part I – Financial Statements (Unaudited).

Contractual Obligations

See Note 8 – Borrowings and Note 14 – Commitments and Contingencies for a discussion of material changes outside of the ordinary course of business in our contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in the Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on borrowings under the MidCap credit facility accrued interest at an annual rate equal to the lesser of (i) 8.25% and (ii) the one-month SOFR (subject to a one-month SOFR floor of 1.00%) plus 6.25%. Accordingly, our interest expense under the MidCap credit facility was subject to changes in the one-month SOFR rate.

All other debt has fixed interest rates, so the interest expense associated with such debt is not exposed to changes in market interest rates. Specifically, the interest rate on the amount borrowed under the Mann Group convertible note was fixed at 2.50% and the interest rate under the Senior convertible notes is fixed at 2.50%. See Note 8 – Borrowings for information about the principal amount of outstanding debt.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement with Amphastar. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro. For the three months ended March 31, 2024, we realized a $1.4 million currency gain, which was reflected as (gain) loss on foreign currency transaction in the accompanying condensed consolidated statements of operations.

Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on March 31, 2024 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax income of approximately $6.3 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and our Chief Financial Officer have concluded, as of such date, that our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to legal proceedings and claims that arise in the ordinary course of our business. As of the date hereof, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or cash flows. We maintain liability insurance coverage to protect our assets from losses arising out of or involving activities associated with ongoing and normal business operations. See Note 14 – Commitments and Contingencies in the condensed consolidated financial statements.

Item 1A. Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making investment decisions regarding our common stock.

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
•
If our information technology systems, or those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
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

Manufacturing risks may adversely affect our ability to manufacture our products and Tyvaso DPI, which could reduce our gross margin and profitability.*

We use our Danbury, Connecticut facility to assemble the inhalers from their individual molded parts, formulate both the Afrezza and Tyvaso DPI inhalation powders, fill plastic cartridges with the powders, package the cartridges into secondary packaging and, beginning in 2024, assemble final kits for certain stock-keeping units. Other semi-finished goods are assembled into the final kits for commercial sale by a contract packager.

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

For the commercial manufacture of inhaled drug products, we need access to sufficient, reliable and affordable supplies of FDKP, the inhaler, the related cartridges and other materials. For Afrezza, we also require a supply of insulin. Currently, the only source of insulin that we have qualified for Afrezza is manufactured by Amphastar. We must rely on all of our suppliers to comply with relevant regulatory and other legal requirements, including the production of insulin and FDKP in accordance with current good manufacturing practice (“cGMP”) for drug products, and the molding of the inhaler and cartridges components in accordance with quality system regulations for medical devices (“QSRs”).

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

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payers to contain or reduce the costs of healthcare through various means. In the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the Inflation Reduction Act (the “IRA”) limited insulin copays to $35 per month for Medicare Part D beneficiaries starting in 2023. In certain foreign markets, the pricing of prescription pharmaceuticals is subject to direct governmental control. The European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.

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
•
the demand by any or all of the holders of our Senior convertible notes to require us to repay or repurchase such debt securities if and when required;
•
our ability to repay or refinance existing indebtedness, and the extent to which our Senior convertible notes or any other convertible debt securities we may issue are converted into or exchanged for shares of our common stock;
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

If our information technology systems, or those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.*

We, and third parties with whom we work, employ and are increasingly dependent upon information technology systems, infrastructure, applications, websites and other resources. Our business requires collecting, receiving, manipulating, analyzing, storing, processing, generating, using, disclosing, protecting, securing, transmitting, sharing, disposing of, and making accessible (collectively “process”) large amounts of data, including proprietary, confidential and sensitive data (such as personal or health-related data), intellectual property, and trade secrets (collectively, “sensitive information”). As a result, we and the third parties with whom we work face a variety of evolving threats that could cause security incidents.

Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to increase, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors, for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties with whom we work may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credentials harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attached enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by artificial intelligence, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Some of our workforce works remotely, which also poses increased risks to our information technology systems and data, as employees working from home, in transit or in public locations, utilize network connections, computers and devices outside our premises or network. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third parties and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. We also rely on third-party service providers to provide other products or services, or otherwise to operate our business. For example, we rely on an enterprise software system to operate and manage our business. Our business, including our ability to manufacture drug products and conduct clinical trials, therefore depends on the continuous, effective, reliable and secure operation of our information technology resources and those of third parties with whom we work, including computer hardware, software, networks, Internet servers and related infrastructure. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. In particular, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products) or the third-party information technology systems that support us and our services. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information technology systems (such as our hardware and/or software, including that of third parties with whom we work), but we may not be able to detect, mitigate, and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. We have in the past experienced security incidents. For example, like many companies, we use SolarWinds to help manage our information technology systems. A cyber-attack on SolarWinds was discovered in December 2020 and widely exploited by threat actors. Upon learning of this vulnerability, we applied the software patch provided by SolarWinds and remediated the incident. The incident did not appear to have any negative impact on our operations or the sensitive information we may process. In addition, a ransomware attack on Ultimate Kronos Group’s (“UKG”) Kronos Private Cloud service was discovered in December 2021. At the time, we used UKG Pro, a product offered through UKG that is not in the Kronos Private Cloud, for human capital management. UKG is not aware of an impact on UKG Pro and the incident did not appear to have any negative impact on our operations or the sensitive information we may process. These incidents illustrate that despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standards or reasonable security measures to protect our information technology systems and sensitive information.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business. Additionally, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our cybersecurity insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

We have a history of operating losses. We may incur losses and may not generate positive cash flow from operations in the future.*

Although we had positive cash flows from operating activities during the three months ended March 31, 2024 and the year ended December 31, 2023, we have a history of operating losses. As of March 31, 2024, we had an accumulated deficit of $230.0 billion. The accumulated deficit has resulted principally from costs incurred in our R&D programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and may incur operating losses in the future in order to continue commercializing our products and to advance development of product candidates in our pipeline.

Our losses have had, and may continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Our ability to achieve and sustain positive cash flow from operations and profitability depends heavily upon successfully commercializing our products, and although we had positive cash flows from operations during the three months ended March 31, 2024 and the year ended December 31, 2023, we may not generate positive cash flow from operations or be profitable in the future.

We may not be able to generate sufficient cash to service all of our indebtedness and commitments.*

Our ability to make scheduled payments on our insulin purchase commitments and debt obligations will depend on our financial and operating performance, which is subject to the commercial success of our products and the commercial success of the product(s) of our collaboration partners, the extent to which we are able to successfully develop and commercialize additional products, the extent to which we enter into additional collaboration or licensing arrangements, prevailing economic and competitive conditions, and certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If we fail to pay interest on, or repay, our borrowings under the Senior convertible notes when required, we will be in default under the instrument for such debt securities, and may also suffer an event of default under the terms of other borrowing arrangements that we may enter into from time to time. If our cash flows and capital resources are insufficient to fund our obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our lease obligations. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled obligations or that these actions would be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations when due. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether.

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

For example, in June 2023, the contract manufacturer responsible for the production of clofazimine inhalation solution, the investigational product we are developing as MNKD-101, experienced a fire in its manufacturing facility in Germany. As a result of the incident, the initiation of a Phase 3 clinical study of MNKD-101, originally planned for late 2023, is now expected to commence in the second quarter of 2024. If we fail to commence or complete, or experience delays in or are forced to curtail, our proposed development programs or otherwise fail to adhere to our projected development goals in the timeframes we expect (or within the timeframes expected by analysts or investors), our business, financial condition and results of operations may be harmed and the market price of our common stock and other securities may decline. In addition, we may be delayed or prevented from generating revenues from milestone or other payments that depend on our ability to achieve any milestone obligations specified in an out-licensing arrangement.

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

V-Go received pre-market clearance in 2010 under Section 510(k) of the U.S. Federal Food, Drug, and Cosmetic Act (“FDCA”). This process typically requires the submission of less supporting documentation than other FDA approval processes and does not always require long-term clinical studies. As a result, we currently lack significant published long-term clinical data supporting the safety and efficacy of V-Go and the benefits it offers that might have been generated in connection with other approval processes. For these reasons, adults who require insulin and their healthcare providers may be slower to adopt or recommend V-Go, we may not have comparative data that our competitors have or are generating, and third-party payers may not be willing to provide coverage or reimbursement for V-Go. Further, future studies or clinical experience may indicate that treatment with V-Go is not superior to treatment with competitive products. Such results could slow the adoption of V-Go and significantly reduce our sales, which could prevent us from achieving our forecasted sales targets or achieving or sustaining profitability. Moreover, if future results and experience indicate that V-Go causes unexpected or serious complications or other unforeseen negative effects, we could be subject to mandatory product recalls, suspension or withdrawal of FDA clearance or approval, significant legal liability or harm to our business reputation.

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

Our ability to use net operating loss carryforwards to offset future taxable income may be subject to limitations.

As of December 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $2.0 billion and $1.3 billion available, respectively, to reduce future taxable income. $494.0 million of the federal net operating loss carryforwards do not expire and the remaining federal net operating loss carryforwards have started expiring, beginning in the current year through various future dates.

Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s federal and California net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. As a result of the Company's initial public offering, an ownership change within the meaning of Section 382 occurred in August 2004. As a result, federal net operating loss and credit carryforwards of approximately $105.8 million are subject to an annual use limitation of approximately $13.0 million. The annual limitation is cumulative and therefore, if not fully utilized in a year can be utilized in future years in addition to the Section 382 limitation for those years. We have completed a Section 382 analysis beginning from the date of our initial public offering through December 31, 2023, to determine whether additional limitations apply to the net operating loss carryforwards and other tax attributes, and no additional changes in ownership that met Section 382 study ownership change threshold have been identified through December 31, 2023. There is a risk that changes in ownership may occur in tax years after December 31, 2023. If a change in ownership were to occur, our net operating loss carryforwards and other tax attributes could be further limited or restricted. If limited, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, related to the Company’s operations in the U.S. will not impact the Company’s effective tax rate.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates, delay the submission or review of an application or require additional expenditures by us. In addition, interested parties (such as individuals, advocacy groups and competing pharmaceutical companies) can file a citizen petition with the FDA to request policy change or some form of administrative action on the FDA’s part, including with respect to a New Drug Application (“NDA”). For example, in July 2021, a third party submitted a citizen petition to the FDA requesting that the FDA refuse to approve Tyvaso DPI, and/or impose additional requirements in order to approve the product. This prompted the FDA to request additional information concerning Tyvaso DPI prior to granting approval in May 2022. If successful, a citizen petition can significantly delay, or even prevent, the approval of a drug product.

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

In both the United States and certain foreign jurisdictions, there has been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to sell our products profitably. The most recent significant healthcare legislation was the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “PPACA”) enacted in March 2010, which substantially changed the way healthcare is financed by both governmental and private insurers and continues to significantly affect the healthcare industry. There have been executive, judicial and congressional challenges to certain provisions of the PPACA, although the constitutionality of the PPACA appears to now be settled. In addition, there have been proposed and enacted health reform initiatives affecting the PPACA. For example, on August 16, 2022, President Biden signed the IRA into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025, eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program, and capped the out-of-pocket cost of insulin (including Afrezza) at $35 per month for Medicare recipients beginning in 2023. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, other litigation, and the healthcare reform measures of the current administration will impact the PPACA.

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

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payers to contain or reduce the costs of healthcare through various means. In the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. Further, in response to the Biden administration's October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. On December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. We expect that there will continue to be a number of federal and state proposals to implement similar and/or additional governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private third-party payers may take in response to any drug pricing and reimbursement reform proposals or legislation. Further, to the extent that such reforms have a material adverse effect on our ability to commercialize our products and product candidates under development, our business, financial condition and profitability may be adversely affected.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines (up to $7,500 per intentional violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA (like other U.S. comprehensive privacy laws) exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties with whom we work.

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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework)these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. The United States is also increasingly scrutinizing certain data transfers and may also impose certain data localization requirements, particularly if we transfer personal data to, or process personal data of residents of, high risk or sanctioned jurisdictions.

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

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the United States, we could be subject to additional reimbursement requirements, fines, sanctions and exposure under other laws which could have a material adverse effect on our business, results of operations and financial condition.*

We participate in the Medicaid Drug Rebate Program, as administered by CMS, and other federal and state government pricing programs in the United States, and we may participate in additional government pricing programs in the future. These programs generally require us to pay rebates or otherwise provide discounts to government payers in connection with drugs that are dispensed to beneficiaries/recipients of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing that we report on a monthly and quarterly basis to the government agencies that administer the programs. Pricing requirements and rebate/discount calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The requirements of these programs, including, by way of example, their respective terms and scope, change frequently. For example, in March 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer's price (“AMP”), for single source and innovator multiple source drugs effective January 1, 2024. Responding to current and future changes may increase our costs, and the complexity of compliance will be time consuming. Invoicing for rebates is provided in arrears, and there is frequently a time lag of up to several months between the sales to which rebate notices relate and our receipt of those notices, which further complicates our ability to accurately estimate and accrue for rebates related to the Medicaid program as implemented by individual states. Thus, there can be no assurance that we will be able to identify all factors that may cause our discount and rebate payment obligations to vary from period to period, and our actual results may differ significantly from our estimated allowances for discounts and rebates. Changes in estimates and assumptions may have a material adverse effect on our business, results of operations and financial condition.

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

Our business could be negatively impacted by environmental, social and corporate governance (“ESG”) matters or our reporting of such matters.*

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. For example, we have not previously reported our environmental emissions and such lack of reporting may have resulted in certain investors declining to invest in our common stock. However, the SEC recently finalized rules designed to enhance and standardize climate-related disclosures. These climate disclosure rules have been challenged in court and the SEC has issued an order staying their implementation pending the outcome of judicial review. These new climate-related disclosures, if required, may significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to impact our reputation negatively and/or that harm our stock price.

Our portfolio of investment securities may require us to register with the SEC as an “investment company” in accordance with the Investment Company Act of 1940 (“‘40 Act”).

The rules and interpretations of the SEC and the courts relating to the definition of "investment company" are very complex. Although we are a biopharmaceutical company and we do not hold ourselves out as an investment company, the value of our investment securities relative to our total assets (exclusive of government securities and cash items) has in the past exceeded safe harbor limits prescribed in the ‘40 Act. If our asset mix does not continue to qualify for one of the safe harbor limits prescribed in the ‘40 Act, it is possible that the SEC would take the position that we would be required to register under the ‘40 Act and comply with the ‘40 Act’s registration and reporting requirements, capital structure requirements, affiliate transaction restrictions, conflict of interest rules, requirements for disinterested directors, and other substantive provisions. If we were required to register as an “investment company” and be subject to the restrictions of the ‘40 Act, those restrictions likely would require significant changes in the way we do business and add significant administrative costs and burdens to our operations.

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

Interference proceedings brought by the United States Patent and Trademark Office (“USPTO”), may be necessary to determine the priority of inventions with respect to our pre-AIA patent applications or those of our collaborators or licensors. Additionally, the AIA has greatly expanded the options for post-grant review of patents that can be brought by third parties. In particular, Inter Partes Review (“IPR”), available against any issued United States patent (pre-and post-AIA), has resulted in a higher rate of claim invalidation, due in part to the much reduced opportunity to repair claims by amendment as compared to re-examination, as well as the lower standard of proof used at the USPTO as compared to the federal courts. With the passage of time an increasing number of patents related to successful pharmaceutical products are being subjected to IPR. Moreover, the filing of IPR petitions has been used by short-sellers as a tool to help drive down stock prices. We may not prevail in any litigation, post-grant review, or interference proceedings in which we are involved and, even if we are successful, these proceedings may result in substantial costs and be a distraction to our management. Further, we may not be able, alone or with our collaborators and licensors, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

This provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act of 1933, as amended (the "Securities Act"), creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

Likewise, the issuance of additional shares of our common stock upon the exchange or conversion of the Senior convertible notes could adversely affect the market price of our common stock and other securities. Moreover, the existence of these notes may encourage short selling of our common stock by market participants, which could adversely affect the market price of our common stock and other securities.

In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, the vesting of restricted stock unit awards and purchases under our ESPP. The issuance or sale of substantial amounts of common stock, or the perception that such issuances or sales may occur, could adversely affect the market price of our common stock and other securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2024, we elected to pay quarterly interest under the Mann Group convertible note of approximately $0.1 million by issuing the Mann Group 15,285 shares of common stock. See Note 8 – Borrowings.

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

4.6

Form of Global Note, representing MannKind Corporation’s 2.50% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.15) (incorporated by reference to Exhibit 4.2 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on March 5, 2021).

10.1*

Offer Letter, dated March 25, 2024, by and between MannKind Corporation and Chris Prentiss (incorporated by reference to Exhibit 10.1 to MannKind’s Current Report on Form 8-K (File No. 000-50865), filed with the SEC on March 26, 2024).

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

_________________________

* Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2024	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ CHRISTOPHER B. PRENTISS
Christopher B. Prentiss
Chief Financial Officer