Form 10-Q
period 2024-06-30
MANNKIND CORP
filed 2024-08-07
CIK 899460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 26, 2024, there were 274,995,037 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

MANNKIND CORPORATION

Form 10-Q

For the Quarterly Period Ended June 30, 2024

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands except per share data)
Revenues:
Net revenue – commercial product sales	$20,780	$18,345	$39,544	$35,907
Revenue – collaborations and services	26,014	11,211	50,862	22,597
Royalties – collaboration	25,592	19,055	48,243	30,733
Total revenues	72,386	48,611	138,649	89,237
Expenses:
Cost of goods sold	5,605	5,224	9,424	10,754
Cost of revenue – collaborations and services	14,772	9,013	29,551	19,696
Research and development	11,816	6,453	21,829	12,058
Selling	11,495	14,002	23,096	27,312
General and administrative	12,617	11,947	23,345	22,489
(Gain) loss on foreign currency transaction	(529)	251	(1,928)	1,205
Total expenses	55,776	46,890	105,317	93,514
Income (loss) from operations	16,610	1,721	33,332	(4,277)
Other income (expense):
Interest income, net	3,177	1,547	6,611	2,849
Interest expense on financing liability	(2,444)	(2,449)	(4,891)	(4,873)
Interest expense	(6,051)	(6,873)	(8,618)	(9,659)
Interest expense on liability for sale of future royalties	(4,383)	—	(8,631)	—
(Loss) gain on available-for-sale securities	(1,550)	932	(1,550)	932
Loss on extinguishment of debt	(7,050)	—	(7,050)	—
Other expense	—	(143)	—	(32)
Total other expense	(18,301)	(6,986)	(24,129)	(10,783)
Income (loss) before income tax expense	(1,691)	(5,265)	9,203	(15,060)
Income tax expense	323	—	587	—
Net income (loss)	$(2,014)	$(5,265)	$8,616	$(15,060)
Net income (loss) per share – basic	$(0.01)	$(0.02)	$0.03	$(0.06)
Weighted average shares used to compute net income (loss) per share – basic	273,056	265,626	271,706	264,802
Net income (loss) per share – diluted	$(0.01)	$(0.02)	$0.03	$(0.06)
Weighted average shares used to compute net income (loss) per share – diluted	273,056	265,626	279,358	264,802

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net income (loss)	$(2,014)	$(5,265)	$8,616	$(15,060)
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	443	—	443
Comprehensive income (loss)	$(2,014)	$(4,822)	$8,616	$(14,617)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023
	(In thousands except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$96,643	$238,480
Short-term investments	151,118	56,619
Accounts receivable, net	23,346	14,901
Inventory	24,753	28,545
Prepaid expenses and other current assets	30,080	34,848
Total current assets	325,940	373,393
Restricted cash	732	—
Long-term investments	13,398	7,155
Property and equipment, net	85,144	84,220
Goodwill	1,931	1,931
Other intangible asset	1,033	1,073
Other assets	15,658	7,426
Total assets	$443,836	$475,198

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$9,556	$9,580
Accrued expenses and other current liabilities	40,952	42,036
Liability for sale of future royalties – current	12,149	9,756
Financing liability – current	9,935	9,809
Deferred revenue – current	7,420	9,085
Recognized loss on purchase commitments – current	—	3,859
Midcap credit facility – current	—	20,000
Total current liabilities	80,012	104,125
Senior convertible notes	227,577	226,851
Liability for sale of future royalties – long term	135,365	136,054
Financing liability – long term	94,094	94,319
Deferred revenue – long term	66,116	69,794
Recognized loss on purchase commitments – long term	60,183	60,942
Operating lease liability	3,272	3,925
Financing lease liability	184	—
Milestone liabilities	2,813	3,452
Mann Group convertible note	—	8,829
Accrued interest – Mann Group convertible note	—	56
Midcap credit facility – long term	—	13,019
Total liabilities	669,616	721,366
Commitments and contingencies (Note 14)
Stockholders' deficit:
Undesignated preferred stock, $0.01 par value – 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2024 or December 31, 2023	—	—
Common stock, $0.01 par value – 800,000,000 shares authorized; 274,467,247 and 270,034,495 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2,740	2,700
Additional paid-in capital	2,992,271	2,980,539
Accumulated deficit	(3,220,791)	(3,229,407)
Total stockholders' deficit	(225,780)	(246,168)
Total liabilities and stockholders' deficit	$443,836	$475,198

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2023	263,793	$2,638	$2,964,293	$—	$(3,217,469)	$(250,538)
Issuance of common stock associated with at-the-market offering	269	3	1,196	—	—	1,199
Issuance costs associated with at-the-market offering	—	—	(24)	—	—	(24)
Net issuance of common stock associated with stock options and restricted stock units	206	2	50	—	—	52
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	11	—	55	—	—	55
Stock-based compensation expense	—	—	3,655	—	—	3,655
Net loss	—	—	—	—	(9,795)	(9,795)
BALANCE, MARCH 31, 2023	264,279	$2,643	$2,969,225	$—	$(3,227,264)	$(255,396)
Issuance of common stock associated with at-the-market offering	362	4	1,579	—	—	1,583
Issuance costs associated with at-the-market offering	—	—	(17)	—	—	(17)
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	13	—	54	—	—	54
Net issuance of common stock associated with stock options and restricted stock units	3,279	32	(8,576)	—	—	(8,544)
Issuance of common stock under employee stock purchase plan	266	3	920	—	—	923
Stock-based compensation expense	—	—	5,580	—	—	5,580
Issuance of common stock from market price stock purchase plan	36	—	152	—	—	152
Cumulative gain on available-for-sale securities	—	—	—	443	—	443
Net loss	—	—	—	—	(5,265)	(5,265)
BALANCE, JUNE 30, 2023	268,235	$2,682	$2,968,917	$443	$(3,232,529)	$(260,487)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	(In thousands)
BALANCE, JANUARY 1, 2024	270,034	$2,700	$2,980,539	$—	$(3,229,407)	$(246,168)
Issuance of common stock from market price stock purchase plan	416	—	1,361	—	—	1,361
Net issuance of common stock associated with stock options and restricted stock units	337	3	263	—	—	266
Issuance of common stock pursuant to conversion of the Mann Group convertible note interest	15	—	56	—	—	56
Stock-based compensation expense	—	—	3,885	—	—	3,885
Net income	—	—	—	—	10,630	10,630
BALANCE, MARCH 31, 2024	270,802	$2,703	$2,986,104	$—	$(3,218,777)	$(229,970)
Net issuance of common stock associated with stock options and restricted stock units	1,855	19	(4,952)	—	—	(4,933)
Issuance of common stock pursuant to conversion of the Mann Group convertible note principal and interest	1,500	15	3,735	—	—	3,750
Issuance of common stock under employee stock purchase plan	310	3	956	—	—	959
Stock-based compensation expense	—	—	6,428	—	—	6,428
Net loss	—	—	—	—	(2,014)	(2,014)
BALANCE, JUNE 30, 2024	274,467	$2,740	$2,992,271	$—	$(3,220,791)	$(225,780)

See notes to condensed consolidated financial statements.

MANNKIND CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,616	$(15,060)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	10,313	9,235
Interest on liability for sale of future royalties	8,631	—
Loss on extinguishment of debt	7,050	—
Depreciation and amortization	3,092	2,276
Write-off of inventory	1,618	3,359
Loss on available-for-sale securities	1,550	(932)
Loss on estimated returns of acquired product	1,444	—
Amortization of debt discount and issuance costs	916	941
Amortization of right-of-use assets	647	657
Interest on Mann Group convertible note	56	109
Other, net	49	(152)
Sold portion of royalty revenue	(4,824)	—
Net accretion of investments	(2,109)	(77)
(Gain) loss on foreign currency transaction	(1,928)	1,205
Changes in operating assets and liabilities:
Accounts receivable, net	(8,890)	(10,988)
Inventory	2,174	(6,877)
Prepaid expenses and other current assets	(5,294)	(5,231)
Other assets	(2,209)	(20)
Accounts payable	(24)	6,075
Accrued expenses and other current liabilities	(1,763)	351
Deferred revenue	(5,343)	24,320
Recognized loss on purchase commitments	(2,690)	(4,286)
Operating lease liabilities	(546)	(1,153)
Net cash provided by operating activities	10,536	3,752
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of held-to-maturity debt securities	(187,447)	(26,447)
Proceeds from held-to-maturity debt securities	88,814	69,083
Purchase of property and equipment	(5,380)	(25,180)
Proceeds from insurance claim	396	—
Net cash (used in) provided by investing activities	(103,617)	17,456
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal and early extinguishment payments on MidCap credit facility	(36,617)	—
Principal and early extinguishment payments on Mann Group convertible note	(8,854)	—
Payments for taxes related to net issuance of common stock associated with restricted stock units and stock options	(4,667)	(8,492)
Proceeds from market price stock purchase plan and employee stock purchase plan	2,320	1,075
Principal payments on financing liability	(203)	(115)
Principal payments on financing lease liability	(3)	—
Proceeds from at-the-market-offering	—	2,782
Issuance costs associated with at-the-market offering	—	(41)
Net cash used in financing activities	(48,024)	(4,791)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(141,105)	16,417
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	238,480	69,767
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$97,375	$86,184

	Six Months Ended June 30,
	2024	2023
	(In thousands)
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid in cash	$8,324	$4,259
Income taxes paid in cash	1,725	—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payments of Mann Group principal and interest through common stock issuances	3,806	109
Amortization of liability for sale of future royalties	1,589	—
Non-cash construction in progress, property and equipment	1,404	1,858
Addition of right-of-use-asset and financing lease liability	226	—
Right-of-use asset modification	—	728
Goodwill adjustment for a net reduction in liabilities	—	497

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2024 may not be indicative of the results that may be expected for the full year.

Financial Statement Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ from those estimates or assumptions. Management considers many factors in selecting appropriate financial accounting policies and in developing the estimates and assumptions that are used in the preparation of the financial statements. Management must apply significant judgment in this process. These effects could have a material impact on the estimates and assumptions used in the preparation of the condensed consolidated financial statements. The more significant estimates include revenue recognition, including gross-to-net adjustments, stand-alone selling price considerations for recognition of collaboration revenue, assessing long-lived assets for impairment, clinical trial expenses, inventory costing, stock-based compensation, the determination of the provision for income taxes and corresponding deferred tax assets and liabilities, the valuation allowance recorded against net deferred tax assets, and expected cash flows from royalties received in connection with United Therapeutics' ("UT's") net revenue for the sale of Tyvaso DPI.

Business — MannKind is a biopharmaceutical company focused on the development and commercialization of innovative therapeutic products and devices to address serious unmet medical needs for those living with endocrine and orphan lung diseases. The Company’s signature technologies—Technosphere dry-powder formulations and Dreamboat inhalation devices—offer rapid and convenient delivery of medicines to the deep lung where they can exert an effect locally or enter the systemic circulation. The Company is currently commercializing Afrezza (insulin human) Inhalation Powder, an ultra rapid-acting inhaled insulin indicated to improve glycemic control in adults with diabetes, and the V-Go wearable insulin delivery device, which provides continuous subcutaneous infusion of insulin in adults that require insulin. The first product to come out of the orphan lung disease pipeline, Tyvaso DPI (treprostinil) inhalation powder, received approval from the U.S. Food and Drug Administration (“FDA”) in May 2022 for the treatment of pulmonary arterial hypertension (“PAH”) and for the treatment of pulmonary hypertension associated with interstitial lung disease (“PH-ILD”). The Company's development and marketing partner, UT, began commercializing Tyvaso DPI in June 2022 and is obligated to pay a 10% royalty on net sales of the product, of which 9% is allocated to the Company and 1% to another party as detailed in Note 14 – Commitments and Contingencies. The Company also receives a margin on supplies of Tyvaso DPI that it manufactures for UT.

Basis of Presentation — The condensed consolidated financial statements have been prepared in accordance with GAAP.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Reclassifications — Certain amounts reported in the prior period have been reclassified to conform with current period presentation. The Company has separated non-cash accretion income on investments from other, net, and presented it as net accretion of investments in the condensed consolidated statements of cash flows. The Company has also presented amortization of debt issuance costs on financing liability with depreciation and amortization and non-cash interest accretion on financing liability on a net basis in other, net. Additionally, the Company has combined accruals for the Danbury facility buildout with other in Note 7 – Accrued Expenses and Other Current Liabilities.

Segment Information — Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as one segment operating in the United States of America ("U.S.").

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

The Company's Customers obtain control of product upon delivery for wholesale distributors and generally at delivery for specialty pharmacies. The Company transfers control and recognizes revenue on product sales to a retail pharmacy as the product is dispensed to patients. Product revenues are recorded net of applicable reserves, including discounts, allowances, rebates, returns and other incentives. See Reserves for Variable Consideration below.

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

Revenue Recognition — Royalties — The Company recognizes royalty revenue for a sales-based or usage-based royalty if it is promised in exchange for an intellectual property license. The royalty revenue is recognized as the latter of the subsequent sale of the product occurs or if the performance obligation to which the royalty has been allocated has been satisfied or partially satisfied. The Company’s UT License Agreement (as defined in Note 9 – Collaboration, Licensing and Other Arrangements) entitles it to receive a 10% royalty on net sales of Tyvaso DPI for the license of the Company’s IP that was considered to be interdependent with the development activities that supported the approval of Tyvaso DPI. Although the Company recognizes a 10% royalty on net revenue from the sale of Tyvaso DPI as revenue, it only collects 9% of future royalties due to its sale in December 2023 of 1% of future royalties as detailed in Note 14 – Commitments and Contingencies.

The Company’s net revenue and cost of revenue and goods sold as shown on the condensed consolidated statement of operations is comprised of revenue generated from product sales, services and royalties as shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue:
Product revenue (1)	$46,758	$29,278	$89,986	$58,004
Services (2)	36	278	420	500
Royalties (3)	25,592	19,055	48,243	30,733
Total net revenue	$72,386	$48,611	$138,649	$89,237

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
(3)
Amounts represent royalties on UT’s net revenue from Tyvaso DPI sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of goods sold and cost of revenue:
Product revenue	$20,377	$13,995	$38,628	$30,023
Services	—	242	347	427
Total cost of goods sold and cost of revenue	$20,377	$14,237	$38,975	$30,450

The Company follows accounting guidance in measuring revenue and certain judgments affect the application of its revenue policy. For example, in connection with its existing collaboration agreements, the Company has recorded short-term and long-term deferred revenue on its condensed consolidated balance sheets based on its best estimate of when such revenue will be recognized. Short-term deferred revenue consists of amounts that are expected to be recognized as revenue in the next 12 months. Amounts that the Company expects will not be recognized within the next 12 months are classified as long-term deferred revenue. However, this estimate is based on the Company’s current project development plan and, if the development plan should change in the future, the Company may recognize a different amount of deferred revenue over the next 12-month period.

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

Cash, Cash Equivalents and Restricted Cash — The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase that are readily convertible into cash to be cash equivalents. As of June 30, 2024 and December 31, 2023, cash equivalents were comprised of money market funds, U.S. Treasury securities, corporate bonds and commercial paper with original maturities less than 90 days from the date of purchase.

The Company records restricted cash when cash and cash equivalents are restricted as to withdrawal or usage. Restricted cash under a letter of credit issued in connection with a facility lease assumed by the Company that will not be available for use in the Company’s operations within 12 months of the reporting date is presented in non-current assets. See Note 16 – Subsequent Events.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the consolidated balance sheets that sum to amounts reported on the condensed consolidated statements of cash flows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$96,643	$238,480
Restricted cash	732	—
Total cash, cash equivalents and restricted cash	$97,375	$238,480

Held-to-Maturity Investments — The Company’s investments generally consist of commercial paper, corporate notes or bonds and U.S. Treasury securities. As of June 30, 2024 and December 31, 2023, the Company held short-term and long-term investments of debt securities, including commercial paper and bonds. The Company assesses whether it has any intention to sell the investment before maturity, whether any declines in fair value are the result of credit losses, as well as whether there were other-than-temporary impairments associated with the available-for-sale investment. The Company intends to hold its investments until maturity; therefore, these investments are stated at amortized cost. The investments with maturities less than 12 months are included in short-term investments and investments with maturities in excess of twelve months are included in long-term investments in the condensed consolidated balance sheets. The amortization or accretion of the Company’s investments is recognized as interest income in the condensed consolidated statements of operations.

Available-for-Sale Investment — In June 2021, the Company purchased a $3.0 million convertible promissory note issued by Thirona Bio, Inc. (“Thirona”). In January 2022, the Company purchased an additional $5.0 million convertible promissory note issued by Thirona (the “Thirona convertible notes”). The Thirona convertible notes are general unsecured obligations of Thirona and initially accrued interest at a rate of 6% per annum. Unless earlier converted into conversion shares pursuant to the note purchase agreement, the aggregate principal of $8.0 million and accrued interest shall be due and payable by Thirona on demand by the Company at any time after the maturity date. The Thirona convertible notes were amended in February 2023 to extend the maturity date from December 31, 2022 to June 30, 2024, and again on June 27, 2024 to extend the maturity date to June 30, 2026 and increase the interest rate to 10% per annum.

The Thirona convertible notes are classified as available-for-sale securities and included in other assets as of June 30, 2024 and prepaid expense and other current assets as of December 31, 2023 in the condensed consolidated balance sheets. The Company periodically assesses whether it has any intention to sell the investment, determines the fair value of its available-for-sale investment using level 3 inputs and assesses whether there were other-than-temporary impairments associated with the investment. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income until realized, while unrealized losses related to credit risk are reported through earnings in the period incurred. In June 2021, the Company and Thirona also entered into a collaboration agreement to develop a compound for the treatment of fibrotic pulmonary diseases. See Note 9 – Collaboration, Licensing and Other Arrangements.

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

Pre-Launch Inventory — An improvement to the manufacturing process for the Company’s primary excipient, fumaryl diketopiperazine (“FDKP”) was demonstrated to be viable and management expects to realize an economic benefit in the future as a result of such process improvement. Accordingly, the Company is required to assess whether to capitalize inventory costs related to such excipient prior to validation of the improved manufacturing process and adoption of the new supplier. In doing so, management must consider a number of factors in order to determine the amount of inventory to be capitalized, including the historical experience of modifying the Company’s manufacturing processes, feedback from technical experts and regulatory agencies on the changes being effected and the amount of inventory that is likely to be used in commercial production. The shelf life of the excipient will be determined as part of the validation process; in the interim, the Company must assess the available stability data to determine whether there is likely to be adequate shelf life to support anticipated future sales occurring beyond the expected adoption date of the new raw material. If management is aware of any specific material risks or contingencies other than the normal regulatory reporting process, or if the criteria for capitalizing inventory produced prior to regulatory approval are otherwise not met, the Company would not capitalize such inventory costs, choosing instead to recognize such costs as R&D expense in the period incurred. See Note 4 – Inventories.

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

Property and Equipment — Property and equipment is recorded at historical cost, net of accumulated depreciation. Depreciation expense is recorded over the assets’ useful lives on a straight-line basis and included in cost of goods sold, research and development, and general and administrative expense in the condensed consolidated statements of operations. See Note 5 – Property and Equipment.

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

Acquisitions — The Company first determines whether a set of assets acquired constitute a business and should be accounted for as a business combination. If the assets acquired do not constitute a business, the Company accounts for the transaction as an asset acquisition. Business combinations are accounted for by means of the acquisition method of accounting. Under the acquisition method, assets acquired, including in-process R&D (“IPR&D”) projects, and liabilities assumed are recorded at their respective fair values as of the acquisition date in the Company’s condensed consolidated financial statements. Leases are recorded at the net present value of the remaining lease payments. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with a business combination (including the assumption of an acquiree’s liability arising from an acquisition it consummated prior to the Company’s acquisition) are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies have been resolved. The resulting changes in fair values are recorded in earnings.

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

Milestone Rights Liability — In July 2013, in conjunction with the execution of a (now repaid) loan agreement with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (collectively, “Deerfield”), the Company entered into a Milestone Rights Purchase Agreement (the “Milestone Rights Agreement”) pursuant to which the Company issued certain milestone rights to Deerfield Private Design Fund II, L.P. and Horizon Santé FLML SÀRL (the “Original Milestone Purchasers”). The foregoing milestone rights provided the Original Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and Afrezza sales milestones, $55.0 million of which remains payable as of June 30, 2024 upon achievement of such milestones (collectively, the “Milestone Rights”). In December 2021, the Milestone Rights were purchased by Barings Global Special Situations Credit Fund 4 (Delaware), L.P. and Barings Global Special Situations Credit 4 (LUX) S.ar.l. (together the “Milestone Purchasers”). As a result, the Milestone Purchasers have assumed the obligations of the Original Milestone Purchasers and are now entitled to all rights under the Milestone Rights Agreement. The Milestone Rights liability is reported at fair value at the date of the agreement which is periodically offset against payments. See Note 10 – Fair Value of Financial Instruments.

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

Recently Issued Accounting Standards — In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which requires incremental disclosure of segment information on an interim and annual basis. This ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application to all prior periods presented in the financial statements is required for public entities. The Company believes this guidance will not have a material impact on its condensed consolidated financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). This ASU requires disaggregated information about a public entity’s effective tax rate reconciliation as well as additional information on income taxes paid. This ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of the guidance on its condensed consolidated financial statement disclosures.

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

Available-for-Sale Investment — The Company's investment in Thirona is comprised of two notes with aggregate face value of $8.0 million and stated interest rate of 10%. The Thirona convertible notes are classified as available-for-sale securities and are included in other assets as of June 30, 2024 and prepaid expenses and other current assets as of December 31, 2023 in the condensed consolidated balance sheets. Available-for-sale investments are measured at fair value with realized gains and losses reported in other income (expense) in the condensed consolidated statements of operations. Unrealized holding gains and losses are excluded from earnings and reported in other comprehensive income (loss) until realized. The Company determines the fair value of its available-for-sale investments using level 3 inputs and evaluates the fair value of its investment in Thirona by applying a scenario based method with a hypothetical yield of 33.0% and 35.0%, and volatility of 75.0% and 90.0% at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the fair value of the Company's investment in Thirona was $5.3 million and $6.9 million, respectively. For the three and six months ended June 30, 2024, the Company recognized a loss of $1.6 million on its investment in Thirona as a result of modification of the Thirona convertible notes. For the three and six months ended June 30, 2023, the Company recognized a gain of $0.9 million on its investment in Thirona as a result of the recovery of a temporary impairment and an unrealized holding gain of $0.4 million. For the three and six months ended June 30, 2024, the Company recognized no interest income on investment and $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively.

Held-to-Maturity Investments — Investments consist of highly liquid investments that are intended to facilitate liquidity and capital preservation. The amortization or accretion of the Company’s investments is recognized in the condensed consolidated statements of operations as interest income. For the three and six months ended June 30, 2024, the Company recognized $3.2 million and $6.6 million, respectively, of interest income on investments, of which $2.0 million and $3.8 million, respectively, was net accretion on certain investments. For the three and six months ended June 30, 2023, the Company recognized $1.4 million and $2.6 million, respectively, of interest income on investments, of which $0.4 million and $0.4 million, respectively, was net accretion on certain investments. No allowance for credit losses on held-to-maturity securities was required as of June 30, 2024 or December 31, 2023.

The contractual maturities of the Company’s held-to-maturity investments are summarized below (in thousands):

	June 30, 2024		December 31, 2023
	Amortized Cost Basis	Aggregate Fair Value	Amortized Cost Basis	Aggregate Fair Value
Due in one year or less(1)	$231,331	$231,446	$115,263	$115,374
Due after one year through five years	13,398	13,478	7,155	7,197
Total	$244,729	$244,924	$122,418	$122,571

___________________________

(1)
The investments due in one year or less include cash equivalents of $80.2 million as of June 30, 2024 and $58.6 million as of December 31, 2023.

The fair value of the cash equivalents, long-term and short-term investments are disclosed below (dollars in thousands).

	June 30, 2024
	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds and other	Level 1	$16,775	$—	$—	$16,775
Commercial bonds and paper	Level 2	52,824	52	(69)	52,807
U.S. Treasury Securities	Level 2	175,130	251	(39)	175,342
Total cash equivalents and investments		244,729	303	(108)	244,924
Less: cash equivalents		(80,213)	—	—	(80,213)
Total Investments		$164,516	$303	$(108)	$164,711

	December 31, 2023
	Investment Level	Amortized Cost (Carrying Value)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	Level 1	$69,611	$—	$—	$69,611
Commercial bonds and paper	Level 2	43,251	135	(38)	43,348
U.S. Treasury Securities	Level 2	9,556	56	—	9,612
Total cash equivalents and investments		122,418	191	(38)	122,571
Less: cash equivalents		(58,644)	—	—	(58,644)
Total Investments		$63,774	$191	$(38)	$63,927

As of June 30, 2024 and December 31, 2023, there was $0.8 million and $0.5 million, respectively, of accrued interest receivable on investments which is included in prepaid expense and other current assets in our condensed consolidated balance sheets.

3. Accounts Receivable

Accounts receivable, net consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable – commercial
Accounts receivable, gross	$22,270	$20,199
Wholesaler distribution fees and prompt pay discounts	(3,750)	(2,469)
Reserve for returns	(6,798)	(6,215)
Allowance for credit losses	(157)	(157)
Total accounts receivable – commercial, net	11,565	11,358
Accounts receivable – collaborations and services	11,781	3,543
Total accounts receivable, net	$23,346	$14,901

As of June 30, 2024 and December 31, 2023, the allowance for credit losses and doubtful accounts for commercial accounts receivable of $0.2 million was related to accounts receivable for Zealand Pharma US, Inc. As of June 30, 2024, the Company had three wholesale distributors representing approximately 84% of commercial accounts receivable and 71% and 70% of gross sales during the three and six months ended June 30, 2024, respectively.

As of June 30, 2024 and December 31, 2023, there was no allowance for credit losses for accounts receivable for collaborations and services. The Company had one collaboration partner, UT, that comprised 100% of the collaboration and services net accounts receivable as of June 30, 2024 and December 31, 2023 and approximately 100% of gross revenue from collaborations and services for the three and six months ended June 30, 2024.

4. Inventories

Inventories consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$5,984	$6,262
Work-in-process	9,784	13,646
Finished goods	8,985	8,637
Total inventory	$24,753	$28,545

Work-in-process and finished goods as of June 30, 2024 and December 31, 2023 include conversion costs and exclude the cost of insulin. All insulin inventory on hand was written off and the projected loss on the purchase commitment contract to purchase future insulin was accrued as of the end of 2016. Raw materials inventory included $0.8 million of pre-launch inventory as of June 30, 2024 and December 31, 2023, which consisted of FDKP received in November 2019.

The Company analyzed its inventory levels to identify inventory that may expire or has a cost basis in excess of its estimated realizable value. The Company also performed an assessment of projected sales and evaluated the lower of cost or net realizable value and the potential excess inventory on hand as of June 30, 2024 and December 31, 2023. Inventory that did not meet acceptable standards or was forecasted to become obsolete due to expiration is reserved for inventory obsolescence in the condensed consolidated balance sheets and recorded in costs of goods sold in the condensed consolidated statements of operations. As a result of these assessments there were inventory write-offs of $0.6 million and $1.6 million for the three and six months ended June 30, 2024, respectively, and $1.0 million and $3.4 million for the three and six months ended June 30, 2023, respectively.

5. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful
	Life (Years)	June 30, 2024	December 31, 2023
Land	—	$875	$875
Buildings	39-40	17,389	17,389
Building improvements(1)	5-40	89,886	46,357
Machinery and equipment	3-15	64,983	60,410
Furniture, fixtures and office equipment	5-10	3,070	3,070
Computer equipment and software	3	8,677	8,658
Construction in progress(1)	—	4,799	48,997
Total property and equipment		189,679	185,756
Less accumulated depreciation		(104,535)	(101,536)
Total property and equipment, net		$85,144	$84,220

___________________________

(1)
During the six months ended June 30, 2024, the Company transferred $43.4 million from construction in progress to building improvements for assets placed in service related to the expansion of the Company's manufacturing facility.

Depreciation expense related to property and equipment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation Expense	$1,711	$1,095	$3,052	$2,133

During each of the three and six months ended June 30, 2024, the Company retired $0.1 million of manufacturing equipment as it was no longer in service. The net book value for the disposed assets was de minimis. There were no asset retirements during the three and six months ended June 30, 2023.

6. Goodwill and Other Intangible Asset

Goodwill — Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was $1.9 million as of June 30, 2024 and December 31, 2023 as a result of the Company's acquisition of V-Go in May 2022. Goodwill is tested at least annually for impairment by assessing qualitative factors in determining whether it is more likely than not that the fair value of net assets is below their carrying amounts. See Note 1 – Description of Business and Significant Accounting Policies.

Other Intangible Asset — Other intangible asset consisted of the following (dollars in thousands):

	Estimated	June 30, 2024			December 31, 2023
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Developed technology	15	$1,200	$(167)	$1,033	$1,200	$(127)	$1,073

Amortization expense related to the other intangible asset was de minimis for the three and six months ended June 30, 2024 and 2023.

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

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Salary and related expenses	$12,656	$19,506
Discounts and allowances for commercial product sales	10,965	9,541
Accrued interest(1)	6,165	2,153
Deferred lease liability	1,812	1,423
Current portion of milestone rights liability(2)	1,391	752
Returns reserve for acquired product(3)	1,290	601
Professional fees	656	979
State income tax liability	424	1,561
Other	5,593	5,520
Accrued expenses and other current liabilities	$40,952	$42,036

_________________________

(1)
As of June 30, 2024, accrued interest includes $4.2 million related to a milestone payment of $5.0 million to be paid in the third quarter of 2024. See Note 14 – Commitments and Contingencies under Milestone Rights.
(2)
As of June 30, 2024, the current portion of milestone rights liability includes $0.8 million to be paid in the third quarter of 2024 and $0.6 million reclassified from long-term to short-term milestone right liability.
(3)
See Note 14 – Commitments and Contingencies under Loss Contingencies — Returns Reserve for Acquired Product.

8. Borrowings

Carrying amount of the Company's borrowings consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Senior convertible notes	$227,577	$226,851
MidCap credit facility	—	33,019
Mann Group convertible note	—	8,829
Total debt – net carrying amount	$227,577	$268,699

The following table provides a summary of the Company’s principal balance of debt and key terms:

	Amount Due		Terms
	June 30, 2024	December 31, 2023	Annual Interest Rate	Maturity Date	Conversion Price
Senior convertible notes	$230.0 million	$230.0 million	2.50%	March 2026	$5.21 per share
MidCap credit facility(1)	$—	$33.3 million	one-month SOFR (1% floor) plus 6.25%; cap of 8.25%	August 2025	N/A
Mann Group convertible note(2)	$—	$8.8 million	2.50%	December 2025	$2.50 per share

_________________________

(1)
Repaid on April 1, 2024.
(2)
Repaid on April 2, 2024.

The maturities of the Company’s borrowings as of June 30, 2024 are as follows (in thousands):

Amounts
Remainder of 2024	$—
2025	—
2026	230,000
Total principal payments	230,000
Debt issuance costs	(2,423)
Total debt	$227,577

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

The Company’s net proceeds from the March 2021 offering were approximately $222.7 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. As of June 30, 2024 and December 31, 2023, the unamortized debt issuance cost was $2.4 million and $3.1 million, respectively.

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

During the three months ended March 31, 2024, the Company made $5.0 million in principal payments on the MidCap credit facility. On April 1, 2024, the Company exercised its option to prepay in full all outstanding indebtedness, consisting of $28.3 million in principal and $0.2 million in accrued interest, and terminated all commitments and obligations under the MidCap credit facility that would have matured on August 1, 2025 in exchange for a payment of $31.6 million, including an exit fee of $2.8 million which is 7.00% of the initial Tranche 1 balance of $40.0 million, and a prepayment fee of $0.3 million which is 1.00% of principal prepaid. Additionally, unamortized debt discount and capitalized prepayment fees totaling $0.2 million were written off, resulting in a loss on extinguishment of debt of $3.3 million recognized in the condensed consolidated statements of operations. In connection with the repayment of outstanding indebtedness by the Company, all liens, mortgages and security interests in any assets or property securing the obligations under the MidCap credit facility were automatically terminated and released and the Company was automatically released from all guarantees.

Mann Group convertible note — In August 2019, the Company issued a $35.0 million note that was convertible into shares of the Company’s common stock at $2.50 per share (the “Mann Group convertible note”) as part of a restructuring of its then existing indebtedness to Mann Group.

The Mann Group convertible note accrued interest at the rate of 2.5% per year on the principal amount, payable quarterly in arrears on the first day of each calendar quarter, with a maturity date of December 31, 2025.

The principal and any accrued and unpaid interest under the Mann Group convertible note was convertible, at the option of Mann Group, at any time on or prior to the close of business on the business day immediately preceding the stated maturity date, into shares of the Company’s common stock at a conversion rate of 400 shares per $1,000 of principal and/or accrued and unpaid interest, which is equal to a conversion price of $2.50 per share. Interest on the convertible note was payable in kind by adding the amount thereof to the principal amount; provided that with respect to interest accruing from and after January 1, 2021, the Company had the option to pay any such interest on any interest payment date, if certain conditions were met, in shares of the Company’s common stock at a price per share equal to the last reported sale price on the trading day immediately prior to the payment date.

During the six months ended June 30, 2024, Mann Group converted $0.1 million of interest into 15,285 shares of common stock. During the six months ended June 30, 2023, Mann Group converted $0.1 million of interest into 23,683 shares of common stock.

On April 2, 2024, the Company and Mann Group agreed to discharge and terminate the Mann Group convertible note. As of April 2, 2024, the outstanding principal balance of the Mann Group convertible note plus accrued interest was $8.9 million and was convertible at Mann Group’s option into 3,554,198 shares of common stock of the Company. The Company and Mann Group agreed to terminate all outstanding indebtedness, rights and obligations under the Mann Group convertible note in exchange for (i) the Company’s issuance to Mann Group of 1,500,000 shares of the Company’s common stock converted at the contractual rate of $2.50 per share and (ii) the Company’s payment to Mann Group of $8.9 million, which represented the market value of 2,054,198 shares of common stock of the Company on April 2, 2024 to settle the remaining principal and interest of $5.1 million, after the conversion noted in (i) above. Termination of the Mann Group convertible note resulted in a loss on extinguishment of debt of $3.7 million recognized in the condensed consolidated statements of operations.

Amortization of the premium and accretion of debt issuance costs related to all borrowings were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of debt discount and prepayment fee	$—	$108	$85	$214
Amortization of debt issuance cost	363	363	726	727

9. Collaboration, Licensing and Other Arrangements

Revenue from collaborations and services were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
UT CSA(1)	$25,978	$10,933	$50,442	$22,097
UT License Agreement (2)	—	242	347	427
Cipla License and Distribution Agreement	36	36	73	73
Total revenue from collaborations and services	$26,014	$11,211	$50,862	$22,597

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

Total revenue from UT was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
UT Revenue
UT CSA	$25,978	$10,933	$50,442	$22,097
UT License Agreement	—	242	347	427
Royalties – Collaboration (1)	25,592	19,055	48,243	30,733
Total revenue from UT	$51,570	$30,230	$99,032	$53,257

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

In February 2024, the Company began in-house kitting of certain Tyvaso DPI stock-keeping units. The Company's obligation to perform such in-house kitting is accounted for separately as it is distinct from Manufacturing Services and Product Sales and offered at a standalone selling price. Revenue for in-house kitting is recognized at a point in time as services are rendered.

As of June 30, 2024, deferred revenue from UT consisted of $72.3 million, of which $7.3 million was classified as current and $65.0 million was classified as long-term on the condensed consolidated balance sheet. As of December 31, 2023, deferred revenue consisted of $77.5 million, of which $8.9 million was classified as current and $68.6 million was classified as long-term on the condensed consolidated balance sheet. The Company determined that the revenue recognition associated with the capital improvements should be combined with the Manufacturing Services and Product Sales performance obligation.

Thirona Collaboration Agreement — In June 2021, the Company and Thirona entered into a collaboration agreement to evaluate the therapeutic potential of Thirona’s compound for the treatment of fibrotic pulmonary diseases. If initial studies are promising, the Company can exercise certain rights to seek a full license to the compound for clinical development and commercialization. The parties will perform their respective obligations and provide reasonable support for research, clinical development and regulatory strategy. The collaboration agreement was accounted for under ASC 808, Collaborative Agreements; however, no consideration was exchanged between the parties. The costs incurred by the Company were expensed as R&D in the condensed consolidated statements of operations. On February 28, 2023, the collaboration agreement was amended to extend the term through June 2024. In accordance with the amendment, the Company agreed to fund a minimum of $1.1 million to be expended on a revised development plan prepared by Thirona, of which $1.0 million has been funded through June 30, 2024.

Biomm Supply and Distribution Agreement — In May 2017, the Company and Biomm S.A. ("Biomm") entered into a supply and distribution agreement for the commercialization of Afrezza in Brazil. Under this agreement, Biomm was responsible for pursuing regulatory approvals of Afrezza in Brazil, including from the Agência Nacional de Vigilância Sanitária (“ANVISA”) and, with respect to pricing matters, from the Camara de Regulação de Mercado de Medicamentos (“CMED”), both of which were received. Biomm commenced product sales in January 2020. No shipments of product were made to Biomm in 2023 or the first two quarters of 2024.

Cipla License and Distribution Agreement — In May 2018, the Company and Cipla Ltd. (“Cipla”) entered into an exclusive agreement for the marketing and distribution of Afrezza in India and the Company received a $2.2 million nonrefundable license fee. Under the terms of the agreement, Cipla is responsible for obtaining regulatory approvals to distribute Afrezza in India and for all marketing and sales activities of Afrezza in India. The Company is responsible for supplying Afrezza to Cipla. The Company has the potential to receive an additional regulatory milestone payment, minimum purchase commitment revenue and royalties on Afrezza sales in India once cumulative gross sales have reached a specified threshold. Cipla is currently seeking regulatory approval with the India authorities.

The nonrefundable licensing fee was recorded in deferred revenue and is being recognized in net revenue – collaborations over 15 years, representing the estimated period to satisfy the performance obligation. The additional milestone payment represents variable consideration for which the Company has not recognized any revenue because Cipla has not yet obtained all of the required marketing approvals.

As of June 30, 2024, the deferred revenue balance was $1.2 million, of which $0.1 million was classified as current and $1.1 million was classified as long term in the condensed consolidated balance sheets. As of December 31, 2023, the deferred revenue balance was $1.4 million, of which $0.2 million was classified as current and $1.2 million was classified as long term in the condensed consolidated balance sheets.

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

Financial Liabilities — The following tables set forth the fair value of the Company’s financial instruments (Level 3 in the fair value hierarchy) (in millions):

	June 30, 2024
		Fair Value
	Carrying Value	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Senior convertible notes(1)	$227.6	$258.9
Milestone rights(2)	3.9	10.6
Contingent milestone liability(3)	0.3	0.3
Financing liability(4)	104.0	106.6
Liability for sale of future royalties(5)	147.5	163.9

_________________________

(1)
Fair value was determined by applying a discounted cash flow analysis to the straight note with a hypothetical yield of 11.0%, volatility of 53.0% and a Monte Carlo simulation for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $253.0 million and $265.0 million, respectively.
(2)
Fair value was determined by applying a Monte Carlo simulation method for the calculation of the potential payment and the Geometric Brownian Motion forecasting model to estimate the underlying revenue. Market based inputs and other level 3 inputs were used to forecast future revenue. The key inputs used included a risk-free rate of 4.3%, dividend yield of 0.0%, volatility of 50.0%, period of 7.5 years and credit risk of 15.0%.
(3)
Fair value was determined by using the Monte Carlo simulation method for the calculation of the potential payment and the Geometric Brownian Motion forecasting model to estimate the underlying revenue. Market based inputs and other level 3 inputs were used to forecast future revenue. The key inputs used included a risk-free rate of 4.5%, dividend yield of 0.0%, volatility of 60.0%, period of 13.5 years and credit risk of 15.0%.
(4)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 9.5%. A change in yield of + or – 2% would result in a fair value of $94.0 million and $122.1 million, respectively.
(5)
At June 30, 2024, fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 11.0%. A change in yield of + or – 2% would result in a fair value of $144.1 million and $188.3 million, respectively. At December 31, 2023, the carrying value approximated the fair value.

	December 31, 2023
		Fair Value
	Carrying Value	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Senior convertible notes(1)	$226.9	$231.3
MidCap credit facility(2)	33.0	35.5
Mann Group convertible note(3)	8.8	14.4
Milestone rights(4)	3.9	11.9
Contingent milestone liability(5)	0.3	0.3
Financing liability(6)	104.1	106.8

_________________________

(1)
Fair value was determined by applying a discounted cash flow analysis to the straight note with a hypothetical yield of 11.0%, volatility of 62.7% and a Monte Carlo simulation for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $224.1 million and $238.9 million, respectively.
(2)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 12.0%. A change in yield of + or – 2% would result in a fair value of $35.0 million and $36.0 million, respectively.
(3)
Fair value was determined by applying a discounted cash flow analysis with a hypothetical yield of 13.0% and volatility of 62.7% to the straight note and a binomial option pricing model for the value of the conversion feature. A change in yield of + or – 2% would result in a fair value of $14.2 million and $14.7 million, respectively.
(4)
Fair value was determined by applying a Monte Carlo simulation method for the calculation of the potential payment and the Geometric Brownian Motion forecasting model to estimate the underlying revenue. Market based inputs and other level 3 inputs were used to forecast future revenue. The key inputs used included a risk-free rate of 3.9%, dividend yield of 0.0%, volatility of 50.0%, period of 8 years and credit risk of 17.0%.
(5)
Fair value was determined by using the Monte Carlo simulation method for the calculation of the potential payment and the Geometric Brownian Motion forecasting model to estimate the underlying revenue. Market-based inputs and other level 3 inputs were used to forecast future revenue. The key inputs used included a risk-free rate of 4.0%, dividend yield of 0.0%, volatility of 43.0%, period of 15 years and credit risk of 17.0%.
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

11. Common and Preferred Stock

The Company is authorized to issue 800,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share, issuable in one or more series as designated by the Company’s board of directors. No other class of capital stock is authorized. As of June 30, 2024 and December 31, 2023, 274,467,247 and 270,034,495 shares of common stock, respectively, were issued and outstanding and no shares of preferred stock were outstanding.

In February 2018, the Company entered into a controlled equity offering sales agreement (the “CF Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million or such other amount as may be permitted by the Sales Agreement. Under the Sales Agreement, Cantor Fitzgerald may sell shares by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. There were no sales under the CF Sales Agreement during the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company sold 631,383 shares of common stock at a weighted average purchase price of $4.40 per share for gross proceeds of approximately $2.8 million pursuant to the CF Sales Agreement.

During the six months ended June 30, 2024, the Company received $1.4 million from the market price stock purchase plan ("MPSPP") for 416,099 shares of common stock. During the six months ended June 30, 2023, the Company received $0.2 million from the MPSPP for 36,004 shares.

For shares of common stock issued pursuant to the Company's 2004 employee stock purchase plan ("ESPP"), see Note 13 – Stock-Based Compensation Expense.

12. Earnings per Common Share

The following tables summarize the components of the basic and diluted EPS computations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
EPS — basic:
Net income (loss) (numerator)	$(2,014)	$(5,265)	$8,616	$(15,060)
Weighted average common shares (denominator)	273,056	265,626	271,706	264,802
Net income (loss) per share	$(0.01)	$(0.02)	$0.03	$(0.06)
EPS — diluted:
Net income (loss) — basic	$(2,014)	$(5,265)	$8,616	$(15,060)

Weighted average common shares	273,056	265,626	271,706	264,802
Effect of dilutive securities — common shares issuable	—	—	7,652	—
Adjusted weighted average common shares (denominator)	273,056	265,626	279,358	264,802
Net income (loss) per share	$(0.01)	$(0.02)	$0.03	$(0.06)

For the six months ended June 30, 2024, diluted net income per share excluded the weighted average effect of 7.8 million RSUs and Market RSUs, 1.9 million options and PNQs and 44.1 million common shares issuable upon conversion of our Senior convertible notes, as they were antidilutive.

Common shares issuable represents incremental shares of common stock which consist of RSUs, stock options, warrants, and shares that could be issued upon conversion of the Senior convertible notes and the Mann Group convertible notes. Potentially dilutive securities outstanding which were considered antidilutive due to the net losses incurred for the three months ended June 30, 2024 and three and six months ended June 30, 2023 are summarized as follows (in shares):

	June 30,
	2024	2023
Senior convertible notes	44,120,463	44,120,463
RSUs and Market RSUs(1)	16,750,557	16,951,734
Common stock options and PNQs	7,920,453	8,688,625
Mann Group convertible notes	—	3,370,000
Total shares	68,791,473	73,130,822

__________________________

(1)
Market RSUs issued in 2021, 2022 and 2023 are included at the share delivery of 194%, 178% and 100%, respectively, in accordance with a valuation assessment obtained as of June 30, 2024.

13. Stock-Based Compensation Expense

The Company granted the following awards (in shares):

	Three Months Ended March 31,		Three Months Ended June 30,		Six Months Ended June 30,
	2024		2024		2024
Employee awards:
RSUs	267,990	(1)	3,205,910	(2)	3,473,900
Market RSUs	—		2,144,000	(3)	2,144,000
Non-employee director RSUs	—		280,376	(4)	280,376
Total awards issued	267,990		5,630,286		5,898,276

_________________________

(1)
RSUs had a weighted average grant date fair value of $3.28 per share, of which 211,895 RSUs had a vesting period of 33.3% annually over the second, third, and fourth anniversary of the vesting determination date, 53,720 RSUs had a cliff vesting period of three years, and 2,375 RSUs had a vesting period of 25% annually over four years.
(2)
RSUs had a weighted average grant date fair value of $4.45 per share, of which 3,033,680 RSUs had a vesting period of 25% annually over four years, 145,980 RSUs had a vesting period of 33.3% annually over the second, third, and fourth anniversary of the vesting determination date, and 26,250 RSUs had a cliff vesting period of two years.
(3)
Market RSUs had a grant date fair value of $10.30 per share and will vest on July 15, 2027. The number of shares delivered on the vesting date is determined by the percentile ranking of MannKind total shareholder return (TSR) over the period from July 1, 2024 until June 30, 2027 relative to the TSR of the Russell 3000 Pharmaceutical & Biotechnology Index over the same three-year period, as follows: less than 25th percentile=0% of target, 25th percentile=50% of target, 50th percentile=100% of target, 75th percentile=200% of target, 90th percentile or higher=300% maximum. Payout values will be interpolated between the percentile rankings above.
(4)
RSUs had a weighted average grant date fair value of $4.45 per share and vested immediately upon the grant date; however, the underlying shares of common stock will not be delivered until there is a separation of service such as resignation, retirement or death.

As of June 30, 2024, there was $28.2 million and $31.4 million of unrecognized stock-based compensation expense related to RSUs and Market RSUs, respectively, which is expected to be recognized over a weighted average period of approximately 2.84 and 2.22 years, respectively.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations as cost of goods sold, cost of revenue – collaborations and services, R&D and selling, general and administrative expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSUs and options	$6,248	$5,404	$9,947	$8,882
Employee stock purchase plan	180	176	366	353
Total	$6,428	$5,580	$10,313	$9,235

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

There were approximately 2.6 million shares of common stock available for issuance under the ESPP as of June 30, 2024.

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

Contingencies — Milestone Rights — In July 2013, the Company entered into the Milestone Rights Agreement with the Original Milestone Purchasers, pursuant to which the Company granted the Milestone Rights to receive payments up to $90.0 million upon the occurrence of specified strategic and sales milestones, $55.0 million of which remains payable to the Milestone Purchasers as of June 30, 2024. The Milestone Rights Agreement includes customary representations and warranties and covenants by the Company, including restrictions on transfers of intellectual property related to Afrezza. The Milestone Rights are subject to acceleration in the event the Company transfers its intellectual property related to Afrezza in violation of the terms of such agreement.

As of June 30, 2024 and December 31, 2023, the remaining Milestone Rights liability balance was $3.9 million and consisted of $1.4 million and $0.8 million, respectively, of current liability, which was presented as accrued expenses and other current liabilities, and $2.5 million and $3.1 million, respectively, of long-term liability, which was presented as milestone liabilities in our condensed consolidated balance sheets. During the three months ended June 30, 2024, an Afrezza sales milestone was achieved, resulting in a remeasurement amount of $4.2 million, which was recorded as interest expense and reflected in accrued expenses and other current liabilities in the condensed consolidated balance sheets at June 30, 2024. The value of the Milestone Rights liability was based on initial fair value estimates calculated using the income approach and is reduced by milestone achievement payments made.

Loss Contingencies — Returns Reserve for Acquired Product — During the six months ended June 30, 2024, the Company reassessed its previously-determined estimate for product returns associated with sales of V-Go that pre-date the Company's acquisition of the product and recorded an additional $1.4 million, of which $1.3 million remains and is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets as of June 30, 2024. Losses on estimated returns of acquired product totaling $0.3 million and $1.4 million were recorded in general and administrative expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2024, respectively.

Liability for Sale of Future Royalties — In December 2023, the Company executed a Purchase and Sale Agreement (the “PSA”) with Sagard Healthcare Partners Funding Borrower SPE 2, LP (“Sagard”). Pursuant to the PSA, Sagard paid the Company $150.0 million (the “Upfront Proceeds”), net of $0.4 million in reimbursements of Sagard’s fees and expenses (the “Reimbursements”), for the purchase of a 1% royalty on future net sales of Tyvaso DPI by UT under the terms of the UT License Agreement (the “Sagard Royalty”). Sagard will also pay the Company a milestone of $50.0 million if net sales of Tyvaso DPI meet or exceed $1.9 billion for any twelve consecutive months on or prior to December 31, 2026 (“Net Sales Threshold A”), or a milestone of $45.0 million if net Sales Threshold A is not met and net sales of Tyvaso DPI meet or exceed $2.3 billion for any twelve consecutive months on or prior to September 30, 2027 (“Net Sales Threshold B”), resulting in a purchase price not to exceed $200.0 million (the “Purchase Price”). If Net Sales Thresholds A and B are not met and net sales of Tyvaso DPI meet or exceed $3.5 billion for any calendar year after September 30, 2027, no royalties will be payable to Sagard for the remainder of that year. The PSA applies to net sales of Tyvaso DPI generated during October 1, 2023 through December 31, 2042 (the “Termination Date”) and will automatically terminate upon payment of the final royalty owed to Sagard thereafter. Upon the Termination Date, ownership of the Sagard Royalty will revert to the Company.

Given the Company’s continuing involvement with the generation of Tyvaso DPI revenue under the UT License Agreement and CSA, which includes the Company’s supply and manufacture of Tyvaso DPI, and the Company’s retention and associated defense and maintenance obligations of the intellectual property required in the manufacture of Tyvaso DPI, the Upfront Proceeds were recorded as a liability for sale of future royalties (the “Royalty Liability”) on the condensed consolidated balance sheets, and any proceeds from future milestones will be added to the Royalty Liability balance upon receipt. Although the Company is not obligated to repay any portion of the Purchase Price to Sagard, the Royalty Liability under the PSA is secured by a security interest granted to Sagard in the underlying 1% royalty rights and any proceeds therefrom. As a result of the PSA, transaction costs totaling $4.4 million (including the Reimbursements) are reported net of the Royalty Liability balance and amortized to interest expense in the condensed consolidated statements of operations over the life of the PSA using the effective interest method. Unamortized transaction costs totaled $4.3 million and $4.4 million at June 30, 2024 and December 31, 2023, respectively.

The Company will continue to recognize the full 10% of future royalty revenues in its condensed consolidated statements of operations, with the Sagard Royalty being non-cash revenue for the Company. As royalty payments are earned by and remitted to Sagard, the balance of the Royalty Liability will be effectively repaid as it is amortized over the life of the PSA. To amortize the Royalty Liability, the Company estimated the total amount of future royalty payments to be made to Sagard over the life of the PSA. The excess of those future estimated royalty payments over the Purchase Price proceeds received is recognized in the condensed consolidated statements of operations as non-cash interest expense over the life of the PSA utilizing an imputed effective interest rate. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate may vary during the term of the agreement depending on a number of factors, including the amount and timing of forecasted royalty payments which affects the timing and ultimate amount of reductions to the liability. The Company will evaluate the effective interest rate periodically based on its forecasted royalty payments utilizing the prospective method.

The Company periodically assesses the forecasted royalty payments using a combination of historical results, internal projections and forecasts from external sources. To the extent such payments, or the timing of such payments, are materially different than original estimates, the Company will prospectively adjust the effective interest rate and amortization of the Royalty Liability.

The following table shows the activity within the Royalty Liability account during the six months ended June 30, 2024 as well as the effective interest rate (dollars in thousands):

Balance, January 1, 2024	$145,810
Amortization of deferred transaction costs	114
Non-cash interest expense on liability for sale of future royalties	8,517
Royalty revenue earned by or payable to Sagard	(6,927)
Balance, June 30, 2024	$147,514

Effective interest rate	11.1% — 11.5%

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

As of June 30, 2024, the related financing liability was $104.0 million, which was recognized in the condensed consolidated balance sheet and of which $94.1 million was long-term and $9.9 million was current. As of December 31, 2023, the related financing liability was $104.1 million, of which $94.3 million was long-term and $9.8 million was current.

Financing liability information was as follows (dollars in thousands):

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (in years)	17.3	17.8
Weighted average discount rate	9.0%	9.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense on financing liability	$2,444	$2,449	$4,891	$4,873

The Company's remaining financing liability payments were as follows (in thousands):

June 30, 2024
Remainder of 2024	$5,027
2025	10,269
2026	10,533
2027	10,849
2028	11,174
Thereafter	177,278
Total	225,130
Interest payments	(118,530)
Debt issuance costs	(2,571)
Total financing liability	$104,029

Financing Lease — In May 2024, the Company acquired audio-visual equipment via a financing lease with de minimis monthly principal and interest payments and a termination date in May 2029.

Financing lease information was as follows (dollars in thousands):

June 30, 2024
Financing lease right-of-use asset(1)	$222

Financing lease liability-current(2)	$39
Financing lease liability-long-term	184
Total	$223

Weighted average remaining lease term (in years)	4.9
Weighted average discount rate	7.3%

_________________________

(1)
Financing right-of-use asset is included in other assets in the condensed consolidated balance sheets.
(2)
Financing lease liability – current is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

The Company's remaining financing lease payments were as follows (in thousands):

June 30, 2024
Remainder of 2024	$27
2025	54
2026	54
2027	54
2028	54
Thereafter	23
Total	266
Interest payments	(43)
Total financing liability	$223

Commitments — In July 2014, the Company entered into the Insulin Supply Agreement pursuant to which Amphastar manufactures for and supplies to the Company certain quantities of recombinant human insulin for use in Afrezza. Under the terms of the Insulin Supply Agreement, Amphastar is responsible for manufacturing the insulin in accordance with the Company’s specifications and agreed-upon quality standards.

In December 2023, the Company and Amphastar amended the Insulin Supply Agreement to extend the term, restructure the annual purchase commitments and include a capacity fee for certain future periods. The Company's remaining purchase commitments and estimated capacity fee liability as of June 30, 2024 were as follows (€ in millions):

	June 30, 2024
	Remaining Purchase Commitments	Estimated Capacity Fees
2025	—	1.5
2026(1)	4.2	2.0
2027	6.0	1.0
2028	6.0	1.0
2029	6.0	1.0
2030	6.0	1.0
2031	8.0	0.5
2032	8.0	0.5
2033	8.0	0.5
2034	4.4	0.5
Total	56.6	9.5

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

The Company periodically reviews the terms of the long-term Insulin Supply Agreement and assesses the need for any accrual for estimated losses, such as lower-of-cost or net-realizable-value that will not be recovered by future product sales. The recognized loss on purchase commitments of $60.2 million and $64.8 million is included in our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively, and is reduced as inventory items are received or such liability is extinguished.

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

Lease information was as follows (dollars in thousands):

	June 30, 2024	December 31, 2023
Operating lease right-of-use assets(1)	$4,073	$4,685

Operating lease liability-current(2)	$1,773	$1,423
Operating lease liability-long-term	3,272	3,925
Total	$5,045	$5,348

Weighted average remaining lease term (in years)	3.4	3.7
Weighted average discount rate	7.3%	7.3%

_________________________

(1)
Operating right-of-use assets related to vehicles, offices and the manufacturing facility for V-Go are included in other assets in the condensed consolidated balance sheets.
(2)
Operating lease liability – current is included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$350	$410	$698	$831
Variable lease costs	9	13	19	49
Cash paid	314	234	546	557

The Company's future minimum office and vehicle lease payments were as follows (in thousands):

June 30, 2024
Remainder of 2024	$918
2025	1,829
2026	1,213
2027	1,135
2028	643
Total	5,738
Interest expense	(693)
Total operating lease liability	$5,045

15. Income Taxes

During the three and six months ended June 30, 2024, the Company recorded income tax expense of $0.3 million and $0.6 million, respectively, related to state taxes, which was calculated using the discrete year-to-date method. The income tax provision for the three and six months ended June 30, 2023 resulted in no tax expense. The effective tax rate differs from the statutory tax rate of 21% primarily due to the existence of valuation allowances against net deferred tax assets and current liabilities resulting from the estimated state income tax liabilities.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and concluded, in accordance with the applicable accounting standards, that net deferred tax assets should be fully reserved.

The Company has assessed its position with regards to uncertainty in tax positions and has not recognized a liability for unrecognized tax benefits. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the six months ended June 30, 2024, the Company did not recognize any interest or penalties. The Company’s tax years since 2019 remain subject to examination by tax authorities.

In June 2024, California enacted Senate Bills 167 and 175 ("SB 167" and "SB 175"). SB 167 suspends the use of net operating losses ("NOLs") and limits the use of business credits to $5.0 million for the 2024-2026 tax years. Under SB 175, the NOL suspension and credit limitations will not apply for the 2025 and 2026 tax years if certain budget goals are met. Although the Company does not expect this legislation to have a material effect on its results of operations or cash flows, management continues to evaluate any potential impact.

16. Subsequent Events

On May 28, 2024, the Company executed a bill of sale and assignment agreement with Pulmatrix, Inc. (the "Seller") whereby the Company would acquire from the Seller certain lab assets and assume certain liabilities, including the lease for a R&D facility in Bedford, Massachusetts. Concurrently, the Company and the Seller entered into (i) an intellectual property cross-license agreement for the Company's out-licensing of its Cricket® device to the Seller and in-licensing of the Seller's iSPERSE™ technology, (ii) an assignment and assumption of lease, and (iii) a master service agreement. The parties and Cobalt PropCo 2020 LLC, as landlord, also entered into an amendment to lease and consent to assignment of the lease. Each of these agreements became effective upon the closing of the collective transaction on July 8, 2024 (the "Effective Date"). The Company also entered into employment agreements with 13 Pulmatrix employees which began employment with the Company on the Effective Date.

In June 2024, in anticipation of the facility lease assumption on the Effective Date, the Company transferred $0.7 million to a depository account at a financial institution to collateralize a conditional stand-by letter of credit as required under the lease. This amount is reflected as long-term restricted cash as of June 30, 2024. The lease term extends from the Effective Date through November 30, 2033 with monthly payments of $0.1 million increasing 3% annually starting on December 1, 2024.

The Company is in the process of assessing the fair values of the consideration paid and net assets acquired.

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

We are currently running two open-label randomized clinical studies of Afrezza. INHALE-3 is a Phase 4 clinical study evaluating the efficacy and safety of Afrezza combined with insulin degludec versus usual care in adults with type 1 diabetes. The results of the first meal dosing data for INHALE-3 were published in Diabetes Care in July 2024 and the 17-week randomized treatment phase top-line data was presented at the American Diabetes Association conference in June 2024. We plan to present additional data at the Association of Diabetes Care and Education Specialists conference in August 2024. INHALE-1 is a Phase 3 clinical study evaluating the efficacy and safety of Afrezza in combination with basal insulin versus multiple daily injections of insulin in children and adolescents aged 4-17 who are living with type 1 or type 2 diabetes. A primary endpoint analysis for INHALE-1 is expected in the fourth quarter of 2024, with full results expected in the first half of 2025 and a planned FDA submission for a label expansion in 2025.

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

The lead program in our pipeline of potential treatments for orphan lung diseases is MNKD-101, a nebulized formulation of clofazimine, for the treatment of severe chronic and recurrent pulmonary infections, including nontuberculous mycobacterial (NTM) lung disease. We believe an orally inhaled formulation of clofazimine could potentially provide several clinical advantages over the current solid oral dosage form, including directly targeting the site of the infection while lowering the systemic exposure of patients to the drug. The FDA has granted MNKD-101 status as an orphan drug and as a qualified infectious disease product for the treatment of pulmonary NTM infections. It has also granted Fast Track designation to our development program. In June 2024, we initiated a Phase 3 study that will investigate the potential of MNKD-101 to treat NTM lung disease. We expect enrollment to commence in the third quarter of 2024.

The next most advanced program in our pipeline is MNKD-201, a dry-powder formulation of nintedanib, for the treatment of idiopathic pulmonary fibrosis (IPF). An oral dosage form of nintedanib was approved for IPF by the FDA in 2014. However, a fairly large oral dose is required in order to achieve sufficient drug levels in lung tissue. Our goal with an inhaled formulation is to deliver a therapeutic amount of nintedanib to the lungs while avoiding high levels of the drug in other tissues, where it is associated with undesirable side effects. In June 2024, we initiated a first-in-human Phase 1 study of MNKD-201 for pulmonary fibrotic diseases, including IPF. A data readout is expected in the fourth quarter of 2024.

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

As of June 30, 2024, we had an accumulated deficit of $3.2 billion and a stockholders’ deficit of $225.8 million. We had net loss of $2.0 million and net income of $8.6 million for the three and six months ended June 30, 2024, respectively. To date, we have funded our operations primarily through the sale of our equity and convertible debt securities, from the receipt of upfront and milestone payments from collaborations, from borrowings, from sales of Afrezza and V-Go, from royalties and manufacturing revenue from UT as well as from proceeds of the sale-leaseback of our manufacturing facility in Danbury, CT and from the sale of a portion of future royalties that we receive from UT.

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

Three and six months ended June 30, 2024 and 2023

Revenues

The following table provides a comparison of the revenue categories for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Net revenue – commercial product sales:
Gross revenue from product sales	$35,682	$33,211	$2,471	7%
Less: Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	14,902	14,866	$36	0%
Net revenue – commercial product sales	$20,780	$18,345	$2,435	13%
Gross-to-net revenue adjustment percentage	42%	45%
Revenue – collaborations and services	26,014	11,211	$14,803	132%
Royalties – collaboration	25,592	19,055	$6,537	34%
Total revenues	$72,386	$48,611	$23,775	49%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Net revenue – commercial product sales:
Gross revenue from product sales	$65,721	$63,628	$2,093	3%
Less: Wholesaler distribution fees, rebates and chargebacks, product returns and other discounts	26,177	27,721	$(1,544)	(6%)
Net revenue – commercial product sales	$39,544	$35,907	$3,637	10%
Gross-to-net revenue adjustment percentage	40%	44%
Revenue – collaborations and services	50,862	22,597	$28,265	125%
Royalties – collaboration	48,243	30,733	$17,510	57%
Total revenues	$138,649	$89,237	$49,412	55%

Afrezza — Gross revenue from sales of Afrezza increased by $3.8 million, or 17%, for the three months ended June 30, 2024 compared to the same period in the prior year. The increase was driven primarily by price and higher demand. The gross-to-net adjustment was 37% of gross revenue, or $9.8 million, for the three months ended June 30, 2024 compared to 39% of gross revenue, or $8.7 million, for the same period in the prior year. The decrease in the gross-to-net percentage was primarily attributable to a decrease in rebates and anticipated product returns (as a percentage of gross sales). As a result, net revenue from sales of Afrezza increased by $2.8 million, or 20%, for the three months ended June 30, 2024 compared to the same period in the prior year.

Gross revenue from sales of Afrezza increased by $4.7 million, or 11%, for the six months ended June 30, 2024 compared to the same period in the prior year. The increase was driven primarily by price and higher demand. The gross-to-net adjustment was 34% of gross revenue, or $16.1 million, for the six months ended June 30, 2024 compared to 38% of gross revenue, or $16.2 million, for the same period in the prior year. The decrease in the gross-to-net percentage was primarily attributable to a decrease in anticipated product returns (as a percentage of gross sales). As a result, net revenue from sales of Afrezza increased by $4.8 million, or 18%, for the six months ended June 30, 2024 compared to the same period in the prior year.

V-Go — Gross revenue from sales of V-Go decreased by $1.3 million, or 12%, for the three months ended June 30, 2024 compared to the same period in the prior year and was primarily a result of lower demand partially offset by increased price. The gross-to-net adjustment was 53% of gross revenue, or $5.1 million, for the three months ended June 30, 2024 compared to 56% of gross revenue, or $6.2 million, for the same period in the prior year. As a result, net revenue from sales of V-Go decreased by $0.3 million, or 7%, for the three months ended June 30, 2024 compared to the same period in the prior year.

Gross revenue from sales of V-Go decreased by $2.6 million, or 12%, for the six months ended June 30, 2024 compared to the same period in the prior year and was primarily a result of lower demand partially offset by increased price. The gross-to-net adjustment was 53% of gross revenue, or $10.1 million, for the six months ended June 30, 2024 compared to 54% of gross revenue, or $11.5 million, for the same period in the prior year. As a result, net revenue from sales of V-Go decreased by $1.1 million, or 11%, for the six months ended June 30, 2024 compared to the same period in the prior year.

Collaborations and Services — Net revenue from collaborations and services increased by $14.8 million, or 132%, for the three months ended June 30, 2024 compared to the same period in the prior year. The increase in revenue was primarily attributable to increased manufacturing volume and related production activity for product sold to UT. Royalty revenue from UT increased by $6.5 million, or 34%, for the three months ended June 30, 2024 due to UT's increase in net revenue from sales of Tyvaso DPI. See Note 9 – Collaboration, Licensing and Other Arrangements.

Net revenue from collaborations and services increased by $28.3 million, or 125%, for the six months ended June 30, 2024 compared to the same period in the prior year. The increase in revenue was primarily attributable to increased manufacturing volume and related production activity for product sold to UT. Royalty revenue from UT increased by $17.5 million, or 57%, for the six months ended

June 30, 2024 due to UT's increase in net revenue from sales of Tyvaso DPI. See Note 9 – Collaboration, Licensing and Other Arrangements.

Commercial product gross profit

The following table provides a comparison of the commercial product gross profit categories for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Commercial product gross profit:
Net revenue – commercial product sales	$20,780	$18,345	$2,435	13%
Less: Cost of goods sold	5,605	5,224	$381	7%
Commercial product gross profit:	$15,175	$13,121	$2,054	16%
Gross margin	73%	72%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Commercial product gross profit:
Net revenue – commercial product sales	$39,544	$35,907	$3,637	10%
Less: Cost of goods sold	9,424	10,754	$(1,330)	(12%)
Commercial product gross profit:	$30,120	$25,153	$4,967	20%
Gross margin	76%	70%

Commercial product gross profit increased by $2.1 million, or 16%, for the three months ended June 30, 2024 compared to the same period in the prior year and $5.0 million, or 20%, for the six months ended June 30, 2024 compared to the same period in the prior year. The increase in gross profit and gross margin was primarily attributable to an increase in Afrezza net revenue.

Expenses

The following table provides a comparison of the expense categories for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Expenses:
Cost of goods sold	$5,605	$5,224	$381	7%
Cost of revenue – collaborations and services	14,772	9,013	$5,759	64%
Research and development	11,816	6,453	$5,363	83%
Selling	11,495	14,002	$(2,507)	(18%)
General and administrative	12,617	11,947	$670	6%
(Gain) loss on foreign currency transaction	(529)	251	$780	*
Total expenses	$55,776	$46,890	$8,886	19%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Expenses:
Cost of goods sold	$9,424	$10,754	$(1,330)	(12%)
Cost of revenue — collaborations and services	29,551	19,696	$9,855	50%
Research and development	21,829	12,058	$9,771	81%
Selling	23,096	27,312	$(4,216)	(15%)
General and administrative	23,345	22,489	$856	4%
(Gain) loss on foreign currency transaction	(1,928)	1,205	$3,133	*
Total expenses	$105,317	$93,514	$11,803	13%

_________________________

* Not meaningful

Cost of revenue – collaborations and services increased by $5.8 million, or 64%, for the three months ended June 30, 2024 compared to the same period in the prior year and $9.9 million, or 50%, for the six months ended June 30, 2024 compared to the same period in the prior year. The increases were primarily attributable to increased manufacturing volume and activities for Tyvaso DPI. Higher manufacturing volumes resulted in efficiencies which contributed to a lower effective cost per unit.

R&D expenses increased by $5.4 million, or 83%, for the three months ended June 30, 2024 compared to the same period in the prior year. The increase was primarily attributable to increased costs for development activities for clofazimine inhaled suspension (MNKD-101), an Afrezza Pediatric clinical study (INHALE-1), and initiation of a Phase 1 study of dry-powder formulation of nintedanib (MNKD-201) for treatment of pulmonary fibrotic diseases, partially offset by lower costs for an Afrezza post-marketing clinical study (INHALE-3).

R&D expenses increased by $9.8 million, or 81%, for the six months ended June 30, 2024 compared to the same period in the prior year. The increase was primarily attributable to increased costs for development activities for the MNKD-101 study, including expenditures for the Phase 3 clinical trial, the INHALE-1 study, the INHALE-3 study which commenced in the second quarter of 2023, personnel expenses due to increased headcount, and initiation of the MNKD-201 study.

Selling expenses decreased by $2.5 million, or 18%, for the three months ended June 30, 2024 compared to the same period in the prior year. The decrease was primarily attributable to reduced personnel related to sales force restructuring activities completed during the first quarter of 2024.

Selling expenses decreased by $4.2 million, or 15%, for the six months ended June 30, 2024 compared to the same period in the prior year. The decrease was primarily attributable to reduced personnel and travel expenses related to sales force restructuring activities completed during the first quarter of 2024.

General and administrative expenses increased by $0.7 million, or 6% for the three months ended June 30, 2024 compared to the same period in the prior year. The increase was primarily attributable to increases in estimated returns associated with sales of V-Go that pre-date our acquisition of the product and personnel costs.

General and administrative expenses increased by $0.9 million, or 4%, for the six months ended June 30, 2024 compared to the same period in the prior year. The increase was primarily attributable to a loss of $1.4 million for estimated returns associated with sales of V-Go that pre-date our acquisition of the product, partially offset by reduced personnel costs.

Under the Insulin Supply Agreement, payment obligations are denominated in Euros. We are required to record the foreign currency transaction impact of the U.S. dollar to Euro exchange rate associated with the recognized gain or loss on purchase commitments. The foreign currency transaction gain was $0.5 million for the three months ended June 30, 2024 compared to a loss of $0.3 million for the same period in the prior year and a gain of $1.9 million for the six months ended June 30, 2024 compared to a loss of $1.2 million for the same period in the prior year due to the conversion of Euro to U.S. dollar exchange rates.

Other Income (Expense)

The following table provides a comparison of the other income (expense) categories for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Interest income, net	$3,177	$1,547	$1,630	105%
Interest expense on financing liability	(2,444)	(2,449)	$(5)	(0%)
Interest expense	(6,051)	(6,873)	$(822)	(12%)
Interest expense on liability for sale of future royalties	(4,383)	—	$4,383	*
(Loss) gain on available-for-sale securities	(1,550)	932	$2,482	*
Loss on extinguishment of debt	(7,050)	—	$7,050	*
Other expense	—	(143)	$(143)	*
Total other expense	$(18,301)	$(6,986)	$11,315	162%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Interest income, net	$6,611	$2,849	$3,762	132%
Interest expense on financing liability	(4,891)	(4,873)	$18	0%
Interest expense	(8,618)	(9,659)	$(1,041)	(11%)
Interest expense on liability for sale of future royalties	(8,631)	—	$8,631	*
(Loss) gain on available-for-sale securities	(1,550)	932	$2,482	*
Loss on extinguishment of debt	(7,050)	—	$7,050	*
Other expense	—	(32)	$(32)	*
Total other expense	$(24,129)	$(10,783)	$13,346	124%

_________________________

* Not meaningful

Interest income, net, consisting of interest and accretion on investments net of amortization, increased by $1.6 million for the three months ended June 30, 2024 and $3.8 million for the six months ended June 30, 2024 compared to the same periods in the prior year primarily due to higher yields on our securities portfolio and an increase in the underlying investments from the proceeds of the sale of 1% of our Tyvaso DPI royalties in December 2023.

Interest expense on financing liability was $2.4 million for each of the three months ended June 30, 2024 and 2023 and $4.9 million for each of the six months ended June 30, 2024 and 2023 and represented interest incurred on the sale lease-back transaction for our manufacturing facility in Danbury, CT.

Interest expense decreased by $0.8 million for the three months ended June 30, 2024 and $1.0 million for the six months ended June 30, 2024 compared to the same periods in the prior year. The decrease was primarily due to repayment of the MidCap credit facility and Mann Group convertible note in April 2024. See Note 8 – Borrowings and Note 14 – Commitments and Contingencies.

Interest expense on liability for sale of future royalties was $4.4 million and $8.6 million for the three and six months ended June 30, 2024, respectively, and was attributable to imputed interest and amortization of debt issuance costs on the liability recorded in connection with the sale of 1% of our Tyvaso DPI royalties in December 2023. See Note 14 – Commitments and Contingencies.

Loss on available-for-sale securities for the three and six months ended June 30, 2024 was $1.6 million as a result of modification of the Thirona investment. The gain on available-for-sale securities for the three and six months ended June 30, 2023 was $0.9 million as a result of the change in fair value of the investment that related to credit risk. See Note 2 – Investments.

Loss on extinguishment of debt of $7.1 million for the three and six months ended June 30, 2024 was incurred in connection with the repayment of the MidCap credit facility and Mann Group convertible note in April 2024. See Note 8 – Borrowings.

Other expense for the three and six months ended June 30, 2023 consisted primarily of losses associated with foreign currency hedging transactions which were entered into to mitigate our exposure to foreign currency exchange risks associated with our insulin purchase obligation under the Insulin Supply Agreement.

Non-GAAP Measures

To supplement our condensed consolidated financial statements presented under GAAP, we are presenting non-GAAP net income (loss) and non-GAAP net income (loss) per share – diluted, which are non-GAAP financial measures. We are providing these non-GAAP financial measures to disclose additional information to facilitate the comparison of past and present operations, and they are among the indicators management uses as a basis for evaluating our financial performance. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results, provide management and investors with an additional understanding of our business operating results, including underlying trends.

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

The following table reconciles our financial measures for net income (loss) and net income (loss) per share ("EPS") for diluted weighted average shares as reported in our condensed consolidated statements of operations to a non-GAAP presentation.

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2024		2023		2024		2023
	Net Income (Loss)	Basic EPS	Net Loss	Basic EPS	Net Income	Basic EPS	Net Loss	Basic EPS
	(In thousands except per share data)
GAAP reported net income (loss)	$(2,014)	$(0.01)	$(5,265)	$(0.02)	$8,616	$0.03	$(15,060)	$(0.06)
Non-GAAP adjustments:
Sold portion of royalty revenue (1)	(2,559)	(0.01)	—	—	(4,824)	(0.02)	—	—
Interest expense on liability for sale of future royalties	4,383	0.02	—	—	8,631	0.03	—	—
Stock compensation	6,428	0.02	5,580	0.02	10,313	0.04	9,235	0.04
(Gain) loss on foreign currency transaction	(529)	—	251	—	(1,928)	(0.01)	1,205	—
Loss (gain) on available-for-sale securities	1,550	0.01	(932)	—	1,550	0.01	(932)	—
Loss on extinguishment of debt	7,050	0.02	—	—	7,050	0.03	—	—
Non-GAAP adjusted net income (loss)	$14,309	$0.05	$(366)	$—	$29,408	$0.11	$(5,552)	$(0.02)
Weighted average shares used to compute net income (loss) per share – basic	273,056	$0.05	265,626	$(0.00)	271,706	$0.11	264,802	$(0.02)

_________________________

(1)
Represents the non-cash portion of the 1% royalty on net sales of Tyvaso DPI earned during the three and six months ended June 30, 2024 which is remitted to the royalty purchaser by UT and recognized as royalties – collaboration in our condensed consolidated statements of operations. Our royalties – collaboration during the three and six months ended June 30, 2024 totaled $25.6 million and $48.2 million, respectively, of which $2.6 million and $4.8 million, respectively, was non-cash revenue attributed to the royalty purchaser.

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

As of June 30, 2024, we had $60.2 million in insulin purchase commitments and $230.0 million principal amount of outstanding Senior convertible notes bearing interest at 2.50% and maturing on March 1, 2026, unless earlier converted, redeemed or repurchased by us. The Senior convertible notes are convertible at an initial conversion price of approximately $5.21 per share of common stock. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture.

With the repayment of the MidCap credit facility and the Mann Group convertible note in April 2024, our Senior convertible notes are our only remaining notes outstanding. To date, we have been able to timely make our required interest payments, but we cannot guarantee that we will be able to do so in the future. If we fail to repay, convert, repurchase or redeem our outstanding notes when required, we will be in default under the applicable instrument for such indebtedness. Any of these events could have a material adverse effect on our business, results of operations and financial condition, up to and including the noteholders initiating bankruptcy proceedings or causing us to cease operations altogether. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

In July 2013, we issued the Milestone Rights pursuant to the Milestone Rights Agreement to the Original Milestone Purchasers. The Milestone Rights were subsequently assigned the Milestone Purchasers. The Milestone Rights provide the Milestone Purchasers certain rights to receive payments of up to $90.0 million upon the occurrence of specified strategic and sales milestones, $55.0 million of which remain payable as of June 30, 2024. See Note 14 – Commitments and Contingencies for further information related to the Milestone Rights.

During the six months ended June 30, 2024, we generated $10.5 million of cash from our operating activities, which consisted primarily of $121.2 million in cash receipts from customers (net of $12.1 million of non-cash revenue that was previously deferred and $4.8 million of non-cash revenue for the 1% sold portion of our royalties), partially offset by $39.0 million of cost of goods sold, $28.0 million of selling expenses, $22.7 million of costs for research and development, $20.2 million of general and administrative expenses, and $2.3 million of net cash paid for interest.

During the six months ended June 30, 2023, we generated $3.8 million of cash from our operating activities, which consisted primarily of $98.6 million of revenue, partially offset by $39.5 million of cost of goods sold, $25.0 million of selling expenses, $14.2 million of general and administrative expenses, $13.1 million of R&D costs and $4.3 million of cash paid for interest.

Cash used in investing activities of $103.6 million for the six months ended June 30, 2024 was primarily due to the purchase of $187.4 million of debt securities and $5.4 million of property and equipment, partially offset by the maturity of $88.8 million of debt securities.

Cash provided by investing activities of $17.5 million for the six months ended June 30, 2023 was primarily due to $69.1 million of proceeds received from the maturities of debt securities, partially offset by the purchase of debt securities of $26.4 million and by $25.2 million for the purchase of property and equipment.

Cash used in financing activities of $48.0 million for the six months ended June 30, 2024 was primarily due to principal and early extinguishment payments on the MidCap credit facility of $36.6 million and Mann Group convertible note of $8.9 million, and $4.7 million of payments to taxing authorities from equity withheld upon vesting of RSUs and stock options, partially offset by $2.3 million in proceeds from the market price stock purchase plan and employee stock purchase plan.

Cash used in financing activities of $4.8 million for the six months ended June 30, 2023 was primarily due to $8.5 million of payments to taxing authorities from equity withheld upon vesting of RSUs and stock options, partially offset by $3.7 million in proceeds from at-the-market offerings.

Future Liquidity Needs

Although we have not generated net income or cash flows from operating activities on a consistent basis, we believe we will be able to meet our near-term liquidity needs based on our cash, cash equivalents and investments on hand, sales of Afrezza and V-Go, and royalties and manufacturing revenue from the production and sale of Tyvaso DPI as well as through debt or equity financing, if necessary, for our long-term liquidity needs. We expect to continue to incur expenditures for the foreseeable future in support of our manufacturing operations, sales and marketing costs for our products and development costs for other product candidates in our pipeline. As of June 30, 2024, we had capital resources comprised of $96.6 million in cash and cash equivalents, $151.1 million in short-term investments and $13.4 million in long-term investments, and total principal amount of outstanding borrowings of $230.0 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Senior convertible notes have a fixed interest rate of 2.50%, so the interest expense associated with such debt is not exposed to changes in market interest rates. See Note 8 – Borrowings for information about the principal amount of outstanding debt.

Foreign Currency Exchange Risk

We incur and will continue to incur significant expenditures for insulin supply obligations under our Insulin Supply Agreement. Such obligations are denominated in Euros. At the end of each reporting period, the recognized gain or loss on purchase commitment is converted to U.S. dollars at the then-applicable foreign exchange rate. As a result, our business is affected by fluctuations in exchange rates between the U.S. dollar and the Euro. For the six months ended June 30, 2024, we realized a $1.9 million currency gain, which was reflected as gain on foreign currency transaction in the accompanying condensed consolidated statements of operations.

Exchange rate fluctuations may adversely affect our expenses, results of operations, financial position and cash flows. If a change in the U.S. dollar to Euro exchange rate equal to 10% of the U.S. dollar to Euro exchange rate on June 30, 2024 were to have occurred, this change would have resulted in a foreign currency impact to our pre-tax income of approximately $6.0 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and our Chief Financial Officer have concluded, as of such date, that our disclosure controls and procedures were effective.

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

If we are unable to maintain an effective sales force for our products, including potential future products, we may not be able to generate sufficient product revenue in the United States. We are required to expend significant time and resources to train our sales force to educate physicians about our products. In addition, we must continually train our sales force and equip them with effective marketing materials to ensure that a consistent and appropriate message about our products is being delivered to our potential customers. We currently have limited resources compared to some of our competitors, and the continued development of our own commercial organization to market our products and any additional products we may develop or acquire will be expensive and time-consuming. We also cannot be certain that we will be able to continue to successfully develop this capability.

Similarly, if UT does not effectively engage or maintain its sales force for Tyvaso DPI, our ability to recognize royalties and manufacturing revenue from this collaboration will be adversely affected.

Manufacturing risks may adversely affect our ability to manufacture our products and Tyvaso DPI, which could reduce our gross margin and profitability.*

We use our Danbury, Connecticut facility to assemble the inhalers from their individual molded parts, formulate both the Afrezza and Tyvaso DPI inhalation powders, fill plastic cartridges with the powders, package the cartridges into secondary packaging and assemble final kits for certain stock-keeping units. Other semi-finished goods are assembled into the final kits for commercial sale by a contract packager.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information technology systems (such as our hardware and/or software, including that of third parties with whom we work), but we may not be able to detect, mitigate, and remediate all such vulnerabilities including on a timely basis. It may also be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities, which could be exploited and result in a security incident. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. We have in the past experienced security incidents. For example, like many companies, we use SolarWinds to help manage our information technology systems. A cyber-attack on SolarWinds was discovered in December 2020 and widely exploited by threat actors. Upon learning of this vulnerability, we applied the software patch provided by SolarWinds and remediated the incident. The incident did not appear to have any negative impact on our operations or the sensitive information we may process. In addition, a ransomware attack on Ultimate Kronos Group’s (“UKG”) Kronos Private Cloud service was discovered in December 2021. At the time, we used UKG Pro, a product offered through UKG that is not in the Kronos Private Cloud, for human capital management. UKG is not aware of an impact on UKG Pro and the incident did not appear to have any negative impact on our operations or the sensitive information we may process. These incidents illustrate that despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful.

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

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosures or the failure to comply with such applicable requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business. Additionally, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our cybersecurity insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

We have a history of operating losses. We may incur losses and may not generate positive cash flow from operations in the future.*

Our losses have had, and may continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. Our ability to achieve and sustain positive cash flow from operations and profitability depends heavily upon successfully commercializing our products, and although we had positive cash flows from operations during the six months ended June 30, 2024 and the year ended December 31, 2023, we may not generate positive cash flow from operations or be profitable in the future.

As of June 30, 2024, we had an accumulated deficit of $3.2 billion. The accumulated deficit has resulted principally from costs incurred in our R&D programs, the write-off of assets (including goodwill, inventory and property, plant and equipment) and general operating expenses. We expect to make substantial expenditures and may incur operating losses in the future in order to continue commercializing our products and to advance development of product candidates in our pipeline.

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

Our ability to use net operating loss carryforwards to offset future taxable income may be subject to limitations.*

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

In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years 2024 through 2026. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.*

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, days later, Signature Bank and Silvergate Capital Corp. were each swept into receivership. In addition, in May 2023, the FDIC seized First Republic Bank and sold its assets to JPMorgan Chase & Co. While the U.S. Department of Treasury, FDIC and Federal Reserve Board have implemented a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program, there is no guarantee that such programs will be sufficient. Additionally, it is uncertain whether the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

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

Our future revenues and ability to generate positive cash flow from operations may be affected by the continuing efforts of government and other third-party payers to contain or reduce the costs of healthcare through various means. In the United States, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. Further, in response to the Biden administration's October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services ("CMS") Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. On December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (“SIP”) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. We expect that there will continue to be a number of federal and state proposals to implement similar and/or additional governmental controls. We cannot be certain what legislative proposals will be adopted or what actions federal, state or private third-party payers may take in response to any drug pricing and reimbursement reform proposals or legislation. Further, to the extent that such reforms have a material adverse effect on our ability to commercialize our products and product candidates under development, our business, financial condition and profitability may be adversely affected.

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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union's General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”) (EU GDPR and UK GDPR, collectively “GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and Australia’s Privacy Act impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to the processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We may also be subject to new and emerging data privacy regimes in Asia, including Japan’s Act on the Protection of Personal Information.

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

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework)these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States are also increasingly scrutinizing certain personal data transfers and may impose data localization requirements, particularly if we transfer personal data to, or process personal data of residents of, high risk or sanctioned jurisdictions, such as the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2024, we elected to discharge and terminate approximately $3.8 million of principal under the Mann Group convertible note by issuing the Mann Group 1,500,000 shares of our common stock. See Note 8 – Borrowings.

We relied on an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, for the issuance of the shares described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, one of our executive officers adopted a written trading plan for the orderly disposition of the Company’s securities as set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares of Common Stock to be Sold	Expiration Date
Stuart A. Tross, EVP Chief People and Workplace Officer	Adoption	May 31, 2024	X	—	409,020	May 30, 2025

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

Dated: August 7, 2024	MANNKIND CORPORATION

	By:	/s/ MICHAEL E. CASTAGNA
Michael E. Castagna
Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ CHRISTOPHER B. PRENTISS
Christopher B. Prentiss
Chief Financial Officer
(Principal Financial and Accounting Officer)